Form 10-Q
period 1996-03-31
SUIZA FOODS CORP
filed 1996-05-15
CIK 931336

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                                   FORM 10-Q



        (Mark One)

        [x]     Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1996

                                       or



        [ ]     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                   For the transition period from ________  to  _________.



                   Commission file numbers 333-1858,333-03698



                            SUIZA FOODS CORPORATION

             (Exact name of registrant as specified in its charter)



                Delaware                                75-2559681

        (State or other jurisdiction                 (I.R.S. Employer

              of incorporation)                     Identification No.)



                    3811 Turtle Creek Boulevard, Suite 1300

                              Dallas, Texas 75219

                                 (214) 528-0939

    (Address, including zip code, and telephone number, including area code,

                  of registrant's principal executive offices)





Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.



Yes         No       X



        As of April 30, 1996, the number of shares outstanding of each class of common stock was:



                                Common Stock,  $.01 par value:    10,108,479

PART 1

FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS



SUIZA FOODS CORPORATION



CONDENSED CONSOLIDATED BALANCE SHEETS



                                                December 31,         March 31,
                                                    1995               1996
                                                                    (Unaudited)
                                                         (In thousands)
ASSETS

  CURRENT ASSETS:

  Cash and cash equivalents                    $     3,177        $     1,101

  Accounts receivable                               31,045             32,303

  Inventories                                       11,346             11,955

  Prepaid expenses and other current assets          1,380              1,781

  Deferred income taxes                              1,448              1,517
                                                     -----              -----

    Total current assets                            48,396             48,657

PROPERTY, PLANT AND EQUIPMENT                       92,715             93,765

INTANGIBLE AND OTHER ASSETS                         91,411             92,901
                                                    ------             ------

TOTAL                                            $ 232,522          $ 235,323
                                                 =========          =========

                                   LIABILITIES
AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses          $  31,957          $  30,778

  Income taxes payable                               2,415              1,264

  Current portion of long-term debt                 15,578             15,638
                                                    ------             ------

    Total current liabilities                       49,950             47,680

LONG-TERM DEBT                                     171,745            175,980

DEFERRED INCOME TAXES                                1,367              1,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Common stock, par value $.01; 20,000,000
     shares authorized, 6,313,479 shares
     issued and outstanding, as adjusted                63                63

  Additional paid-in capital                        31,023            31,023

  Retained earnings (deficit)                      (21,626)          (21,243)
                                                   -------           -------

    Total stockholders' equity                       9,460             9,843
                                                     -----             -----

TOTAL                                            $ 232,522         $ 235,323
                                                 =========         =========


                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                   Three months ended March 31,
                                                      1995              1996
                                                      ----              ----

                    (Dollars in thousands, except share data)

NET SALES                                           $ 104,876        $ 109,035

COST OF SALES                                          78,669           82,615
                                                       ------           ------

    GROSS PROFIT                                       26,207           26,420

OPERATING COSTS AND EXPENSES:

    Selling and distribution                           15,394           15,502

    General and administrative                          5,159            4,921

    Amortization of intangibles                         1,035              937
                                                        -----              ---

      Total operating costs and expenses               21,588           21,360
                                                       ------           ------

    INCOME FROM OPERATIONS                              4,619            5,060

OTHER (INCOME) EXPENSE:

    Interest expense, net                               5,349            4,616

    Merger costs                                        8,838

    Other income, net                                    (190)             (80)
                                                         ----              ---

      Total other expense                              13,997            4,536
                                                       ------            -----

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS      (9,378)             524

INCOME TAXES                                              511              141
                                                          ---              ---

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                (9,889)             383

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT   (8,462)
                                                       ------

NET INCOME (LOSS)                                   $ (18,351)     $       383
                                                    =========      ===========

NET EARNINGS ( LOSS) PER SHARE:

    Income (loss) before extraordinary loss         $   (1.80)     $      0.06

    Extraordinary loss                                  (1.54)
                                                        -----

    Net income (loss)                               $   (3.34)     $      0.06
                                                    =========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                 5,497,092        6,953,131
                                                    =========        =========


                See notes to consolidated financial statements.

                                SUIZA FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                   Three months ended March 31,
                                                        (Dollars in thousands)
                                                        1995            1996
                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                 $  (18,351)      $     383

  Adjustments to reconcile net income
   (loss) to net cash provided by
    operating activities:

      Depreciation and amortization                      2,293           2,251

      Amortization of intangible assets,
        including deferred financing costs               1,335           1,161

      (Gain) loss on the sales of assets                  (166)              8

      Extraordinary loss from early extinguishment
        of debt                                          8,462

      Merger costs                                       8,838

      Noncash and imputed interest                         469             216

      Minority interests                                   101

      Deferred income taxes                                153             384

      Changes in operating assets and liabilities:

        Accounts receivable                             (2,657)         (1,258)

        Inventories                                        124            (448)

        Prepaid expenses and other assets                 (704)            (15)

        Accounts payable and other accrued expenses       (145)         (1,481)

        Income tax payable                                 (78)         (1,151)

          Net cash (used in) provided by
           operating activities                           (326)             50

CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property, plant and equipment          (2,215)         (3,441)

    Proceeds from the sale of property, plant and
      equipment                                            240             229

    Cash outflows for acquisitions                                      (3,333)

          Net cash used in investing activities         (1,975)         (6,545)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from the issuance of debt                 146,700           8,119

    Repayment of debt                                 (135,604)         (3,700)

    Payment of deferred financing, debt
      restructuring and merger costs                    (7,342)

    Issuance of common stock, net of expenses            4,087

    Distributions to minority interests                    (63)

    Purchase of subsidiary preferred stock              (8,269)


          Net cash (used in) provided by
            financing activities                          (491)          4,419

DECREASE IN CASH AND CASH EQUIVALENTS                   (2,793)         (2,076)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           5,395           3,177

CASH AND CASH EQUIVALENTS, END OF PERIOD            $    2,602        $  1,101



                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996



1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



The condensed consolidated financial statements as of and for the three months ended March 31, 1996 have been prepared by Suiza Foods Corporation (the
"Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the three months ended March 31, 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its Form S-1 as filed with the Securities and Exchange Commission on March 1, 1996, as amended.





2.      INVENTORIES

                                             At December 31,     At  March 31,
                                                 1995                 1996
                                                 ----                 ----

Pasteurized and raw milk and raw materials   $   4,278            $    4,084

Parts and supplies                               3,105                 3,588

Finished goods                                   3,963                 4,284
                                                 -----                 -----

                                             $  11,346             $  11,955
                                             =========             =========



3.      LONG-TERM DEBT

                                               At December 31,  At  March 31,
                                                     1995           1996
                                                     ----           ----
Senior credit facility:
  Revolving loan facility                      $     10,900     $   16,175
  Term loans                                        123,750        122,700
Subordinated notes                                   51,101         51,534
Capital lease obligations and other debt              1,572          1,209
                                                      -----          -----

                                                    187,323        191,618

    Less: current portion                           (15,578)       (15,638)
                                                    -------        -------

                                                $   171,745      $ 175,980
                                                ===========      =========

                             SUIZA FOODS CORPORATION

                                 March 31, 1996



4.      ACQUISITIONS



Effective January 6, 1996, the Company, acquired certain of the assets of Skinners' Dairy, Inc. ("Skinners'"). The total purchase price was approximately $2.9 million which was funded by additional borrowings under the existing term loan facility. This acquisition was accounted for using the purchase method of accounting as of the effective date, and accordingly, only the results of operations of Skinner's subsequent to the acquisition date are included in the consolidated financial statements of the Company. Of the total purchase price paid for Skinners', $0.2 million was allocated to the assets acquired based upon their fair market values. The excess of the total purchase price over the fair values of the net assets acquired of $2.7 million represented goodwill. In addition, during the quarter, the Company paid $.4 million to acquire two small ice businesses.



5.      SUBSEQUENT EVENT



On April 22, 1996, the Company issued 3,795,000 shares of common stock, $.01 per value per share, in a public offering (the "Offering") at an issue price of $14 per share. Prior to the Offering, there was no public market for the Company's common stock. The Offering provided net cash proceeds to the Company of approximately $49 million. Of this amount, $31.5 million was used to repay senior debt, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. Following the Offering, the Company had 10,108,479 shares of common stock issued and outstanding.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

Suiza Foods is a leading manufacturer and distributor of fresh milk products and refrigerated ready-to-serve fruit drinks in Puerto Rico, fresh milk and related dairy products in Florida, and packaged ice in Florida and the southwestern United States. The Company has grown primarily through strategic and consolidating acquisitions. Through these acquisitions, the Company has realized regional economies of scale and operating efficiencies by consolidating manufacturing and distribution operations in each of its core businesses. The Company operates through Suiza-Puerto Rico, Velda Farms and Reddy Ice, each of which is a strong regional competitor with an established reputation for customer service and product quality. These subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, other retail outlets, schools and institutional food service customers.



The Company is a Delaware corporation, incorporated on September 19, 1994, for the sole purpose of entering into certain mergers, exchanges and related transactions (the "Combination"). On March 31, 1995, the Company completed the Combination pursuant to which the Company acquired Suiza - Puerto Rico, Velda Farms and Reddy Ice, which was accounted for as a pooling of interests. Pursuant to the Combination, the Company issued 6,313,479 shares as adjusted, of its common stock in exchange for all of the outstanding equity interest of the combining entities.

Results of Operations

The Company currently operates in two distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico and Velda Farms; and Ice, which includes Reddy Ice.


                                                  Three months ended March 31,
                                                      Percent to                Percent to
                                          1995        Net Sales       1996      Net Sales
                                          ----        ---------       ----      ---------
 Net sales:
    Dairy                              $  98,464                   $ 102,214
    Ice                                    6,412                       6,821
                                           -----                       -----
        Net sales                        104,876       100.0%        109,035     100.0%
 Cost of sales                            78,669        75.0          82,615      75.8
                                          ------        ----          ------      ----
        Gross profit                      26,207        25.0          26,420      24.2

 Operating expenses:
    Selling and distribution              15,394        14.7          15,502      14.2
    General and administrative             5,159         4.9           4,921       4.5
    Amortization of intangibles            1,035         1.0             937       0.9
                                           -----         ---             ---       ---
    Total operating expenses              21,588        20.6          21,360      19.6

 Operating income:
    Dairy                                  6,209         5.9           6,444       5.9
    Ice                                   (1,093)       (1.0)           (476)     (0.4)
   Corporate office                         (497)       (0.5)           (908)     (0.8)
                                            ----        ----            ----      ----
          Operating income             $   4,619         4.4%      $   5,060       4.6%
                                       =========         ===       =========       ===



Three Months Ended March 31, 1996 Compared to Three Months ended March 31, 1995

Net Sales. The Company's net sales increased 4.0% to $109.0 million in the first quarter of 1996 from $104.9 million in 1995. Dairy net sales increased 3.8% or $3.8 million to $102.2 million in the first quarter of 1996, primarily due to
(i) an increase in prices charged for milk resulting from the increased raw milk costs in the first quarter in the U.S. and (ii) the acquisition of Skinners' Dairy in January 1996. Ice net sales increased 6.4% or $0.4 million to $6.8 million in the first quarter of 1996 due to the addition of new customers and from the acquisition of five small ice business during 1995 and early 1996.

Cost of Sales. The Company's cost of sales increased $3.9 million, resulting in an increase in the cost of sales margin to 75.8% in the first quarter of 1996 from 75.0% in 1995. The increase in Dairy cost of sales was due to higher raw milk costs and the addition of Skinners' Dairy in January 1996. Dairy cost of sales margins declined as increased raw milk costs were passed through to customers as price increases. Ice cost of sales increased as a result of the increased sales volumes. Ice cost of sales margins were comparable period to period.

Operating Expenses. The Company's operating expenses decreased $0.2 million in the first quarter of 1996, while the operating expense margin decreased to 19.6% in the 1996 period from 20.6% in the 1995 period. The operating expense decrease was due to reductions in both Dairy and Ice spending levels as efficiencies gained from consolidating acquired business and other cost savings were realized by the combined businesses. The operating expense margin also declined because of increased Dairy net sales due to higher milk costs which had little impact on operating expense levels.

Operating Income. The Company's operating income increased 9.5% to $5.1 million in the first quarter of 1996 from $4.6 million in the first quarter of 1995 as a result of the operating expense efficiencies discussed above. The Company's operating income margin increased to 4.6% in the first quarter of 1996 from 4.4% in the first quarter of 1995 primarily due to the operating expense efficiencies.

Other (Income) Expense. Interest expense declined to $4.6 million in the first quarter of 1996 from $5.3 million in the first quarter of 1996 primarily due to lower interest rates following the refinancing of the Company's debt on March 31, 1995. The Company incurred $8.8 million in non-recurring merger expenses on March 31, 1995 related to the Combination.

Extraordinary Items. The Company incurred $8.5 million in extraordinary costs (net of a $0.7 million tax benefit) on March 31, 1995 to refinance the Company's debt in conjunction with the Combination, which costs included the write-off of deferred financing costs and certain prepayment penalties.

Net Income (Loss). The Company reported net income of $0.4 million in the first quarter of 1996 compared to a net loss of $18.4 million in the first quarter of 1995. The primary causes of the 1995 net loss were $8.8 million in non-recurring merger costs and $8.5 million in extraordinary losses from the early extinguishment of debt.

Seasonality

The Company's Ice business is seasonal with peak demand for its products occurring during the second and third calendar quarters. Over the past two fiscal years, Ice had recorded and average of approximately 69% of it annual net sales during these two quarters. While this percentage for the second and third quarters has remained relatively constant over recent years, the timing of the hottest summer weather can impact the distribution of sales between these two quarters.

Liquidity and Capital Resources

As of March 31, 1996, the Company had total stockholders' equity of $9.8 million and total indebtedness of $191.6 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

Cash Flow. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $.1 million for the first quarter of 1996 as contrasted with net cash used by operations of $(.3) million for the first quarter of 1995. Investing activities in the first quarter of 1996 included $3.4 million in capital expenditures of which $2.8 million was spent at Dairy and $.6 million was spent at Ice. Investing activities also included $3.3 million for acquisitions. Net cash provided by investing activities included $2.7 million in additional borrowing under the Senior Term Loan Facility to fund the Skinners' acquisition.

Future Capital Requirements. During the remainder of 1996, the Company intends to invest approximately $8.3 million in addition to the $3.4 million spent during the first quarter in its manufacturing facilities and distribution capabilities. Of these amounts, Dairy intends to spend approximately a total of $9.5 million to expand and maintain its manufacturing facilities and for fleet replacement. Ice intends to spend a total of $2.2 million in 1996, including $1.7 for maintenance of existing facilities and $0.5 million to increase production capacity.

On April 22, 1996, the Company issued 3,795,000 shares of new common stock, $.01 per value per share in a public offering (the "Offering") at an issue price of $14 per share. Prior to the Offering, there was no public market for the Company's common stock. The Offering provided net cash proceeds to the Company of approximately $49 million. Of this amount, $5.0 million was used to repay amounts outstanding under the revolving credit facility, $8.7 million was used to repay current maturities under the term loan facility, $17.8 million was used to repay long-term maturities under the term loan facility and $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. Following the Offering, the Company had 10,108,479 shares of common stock issued and outstanding.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for the remainder of 1996 and for the foreseeable future. During the remainder of 1996 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the repayment of a portion of its indebtedness, using the proceeds of the offering, will give the Company the ability to secure additional financing to pursue it acquisition and consolidation strategy.

Part II

Other Information

Item 1.         LEGAL PROCEEDINGS

        To the knowledge of the Company, there are no reportable suits or proceedings pending or threatened against or affecting the Company other than those encountered in the ordinary course of the Company's business.


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There have been no matters submitted to a vote of the holders of securities of the Company since the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K


        (a)     Exhibits

                11.  Statement re computation of per share earnings

                27.  Financial Data Schedule

        (b)     Reports on Form 8-K



                None

                                   SIGNATURES



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        SUIZA FOODS CORPORATION







                                         /s/ Tracy L. Noll
                                         Tracy L. Noll

                                         Vice President, Chief Financial
                                         Officer (Principal Accounting Officer)



Date:   May 14, 1996


EXHIBIT 11

Statement re computation of per share earnings

                                                For the three   For the three
                                                 Months ended   Months ended
                                                   March 31,      March 31,
                                                     1995           1996
                                                     ----           ----

(In thousands, except share and per-share amounts)

Income(loss) before extraordinary items         $    (9,889)    $      383
Extraordinary loss                                   (8,462)
                                                     ------
Net income (loss)                               $   (18,351)    $      383
                                                ===========     ==========

Calcultaion of pimary earnings (loss) per share:

Weighted average shares outstanding               5,497,092      6,313,479
Common stock equivalents (options & warrants)         *            639,652
                                                                   -------
Total weighted average shares outstanding         5,497,092      6,953,131
                                                  =========      =========

Income (loss) before extraordinary items        $     (1.80)    $     0.06
Extraordinary loss                                    (1.54)          0.00
                                                      -----           ----
Net income (loss)                               $     (3.34)    $     0.06
                                                ===========     ==========


Calculation of fully diluted earnings (loss) per share:

Weighted average shares outstanding               5,497,092      6,313,479
Common stock equivalents (options & warrants)          *           674,283
                                                                   -------
Total weighted average shares outstanding         5,497,092      6,987,762
                                                  =========      =========

Income (loss) before extraordinary items         $    (1.80)    $     0.05
Extraordinary loss                                    (1.54)          0.00
                                                      -----           ----

Net income (loss)                                $    (3.34)    $     0.05
                                                 ==========     ==========