Form 10-Q
period 1996-06-30
SUIZA FOODS CORP
filed 1996-08-13
CIK 931336

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                 FORM 10-Q

(Mark One)
   [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 1996

                                    or

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ___________ to ___________

                     Commission file numbers 340-28130

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

Yes     X         No
   ----------        ----------

     As of August 9, 1996, the number of shares outstanding of each class of common stock was:

                 Common Stock,  $.01 par value:    10,739,729

                                   PART I
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SUIZA FOODS CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                              December 31,     June 30,
                                                 1995           1996
                                              ------------   -----------
                                                             (Unaudited)
                                                    (In thousands)
                ASSETS

CURRENT ASSETS:
Cash and cash equivalents                      $  3,177      $  1,179
Accounts receivable                              31,045        33,670
Inventories                                      11,346        12,245
Prepaid expenses and other current assets         1,380         1,644
Deferred income taxes                             1,448         1,587
                                               --------      --------
    Total current assets                         48,396        50,325
PROPERTY, PLANT AND EQUIPMENT                    92,715        95,955
INTANGIBLE AND OTHER ASSETS                      91,411        91,693
TOTAL                                          $232,522      $237,973
                                               --------      --------
                                               --------      --------
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses          $ 31,957      $ 29,998
Income Taxes Payable                              2,415         1,023
Current portion of long-term debt                15,578         9,556
                                               --------      --------
  Total current liabilities                      49,950        40,577
LONG-TERM DEBT                                  171,745       134,334
DEFERRED INCOME TAXES                             1,367         2,273

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, par value $.01; 20,000,000
   shares authorized, 10,108,479 shares
   issued and outstanding, as adjusted               63           101
  Additional paid-in capital                     31,023        79,593
  Retained earnings (deficit)                   (21,626)      (18,905)
                                               --------      --------
    Total stockholders' equity                    9,460        60,789
                                               --------      --------
  TOTAL                                        $232,522      $237,973
                                               --------      --------
                                               --------      --------

               See notes to consolidated financial statements

                          SUIZA FOODS CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                               ----------------------    ----------------------
                                  1995         1996        1995         1996
                               ---------    ---------    ---------    ---------
                                   (Dollars in thousands, except share data)

NET SALES                      $ 110,029    $ 116,272    $ 214,905    $ 225,307
COST OF SALES                     78,983       83,302      157,652      165,917
                               ---------    ---------    ---------    ---------
  GROSS PROFIT                    31,046       32,970       57,253       59,390
OPERATING COSTS AND EXPENSES:
  Selling and distribution        15,997       17,180       31,391       32,682
  General and Administration       5,112        4,884       10,271        9,805
  Amortization of intangibles        914        1,023        1,949        1,960
                               ---------    ---------    ---------    ---------
    Total operating costs
     and expenses                 22,023       23,087       43,611       44,447
                               ---------    ---------    ---------    ---------
  INCOME FROM OPERATIONS           9,023        9,883       13,642       14,943
OTHER (INCOME) EXPENSE:
  Interest expense, net            5,088        3,872       10,437        8,488
  Merger and other costs           1,466                    10,304
  Other income, net                  (83)        (172)        (273)        (252)
                               ---------    ---------    ---------    ---------
    Total other expense            6,471        3,700       20,468        8,236
                               ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY LOSS      2,552        6,183       (6,826)       6,707
INCOME TAXES                         220        1,630          731        1,771
                               ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE
 EXTRAORDINARY LOSS                2,332        4,553       (7,557)       4,936

EXTRAORDINARY LOSS FROM
 EXTINGUISHMENT OF DEBT                -       (2,215)      (8,462)      (2,215)
                               ---------    ---------    ---------    ---------
NET INCOME (LOSS)              $   2,332    $   2,338    $ (16,019)   $   2,721
                               ---------    ---------    ---------    ---------
                               ---------    ---------    ---------    ---------
NET EARNINGS (LOSS) PER SHARE:
  Income (loss) before
   extraordinary loss          $    0.37    $    0.46    $   (1.28)   $    0.58
  Extraordinary loss                0.00        (0.22)       (1.43)       (0.26)
                               ---------    ---------    ---------    ---------
  Net Income (loss)            $    0.37    $    0.24    $   (2.71)   $    0.32
                               ---------    ---------    ---------    ---------
                               ---------    ---------    ---------    ---------
WEIGHTED AVERAGE SHARES
 OUTSTANDING                   6,313,000    9,921,715    5,905,000    8,455,332
                               ---------    ---------    ---------    ---------
                               ---------    ---------    ---------    ---------


               See notes to consolidated financial statements

                            SUIZA FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six months ended June 30,
                                                       (Dollars in thousands)
                                                      -------------------------
                                                          1995        1996
                                                       ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ (16,019)   $  2,721
  Operating activities:
    Depreciation and amortization                          4,571       4,479
    Amortization of intangible assets, including
     deferred financing costs                              2,617       2,297
    (Gain) loss on the sales of assets                      (150)         20
    Extraordinary loss from early extinguishment
     of debt                                               8,462       2,215
    Merger costs                                          10,304
    Noncash and imputed interest                             670         236
    Minority interests                                       101
    Deferred income taxes                                 (1,083)        767
    Changes in operating assets and liabilities:
      Accounts receivable                                 (5,333)     (2,625)
      Inventories                                           (602)       (899)
      Prepaid expenses and other assets                     (482)         37
      Accounts payable and other accrued expenses          2,738      (1,959)
      Income tax payable                                   2,207        (511)
                                                       ---------    --------
        Net cash provided by operating activities          8,001       6,778
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (5,264)     (7,984)
  Proceeds from the sale of property, plant
   and equipment                                             286         245
  Cash outflows for acquisitions                          (1,520)     (4,176)
                                                       ---------    --------
        Net cash used in investing activities             (6,498)    (11,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                     146,700       8,653
  Repayment of debt                                     (139,405)    (52,322)
  Payment of deferred financing, debt
   restructuring and merger costs                         (8,972)     (1,800)
  Issuance of common stock, net of expenses                4,087      48,608
  Distributions to minority interests                        (63)
  Purchase of subsidiary preferred stock                  (8,269)          -
                                                       ---------    --------
        Net cash (used in) provided  by
         financing activities                             (5,922)      3,139
                                                       ---------    --------
DECREASE IN CASH AND CASH EQUIVALENTS                     (4,419)     (1,998)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             5,395       3,177
                                                       ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $     976    $  1,179
                                                       ---------    --------
                                                       ---------    --------

                 See notes to consolidated financial statements

                           SUIZA FOODS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its Form S-1 as filed with the Securities and Exchange Commission on March 1, 1996, as amended.

2.   INVENTORIES
                                                   December 31,   June 30,
                                                      1995          1996
                                                   ------------   --------
     Pasteurized and raw milk and raw materials      $  4,278     $  4,018
     Parts and supplies                                 3,105        3,966
     Finished goods                                     3,963        4,261
                                                     --------     --------
                                                     $ 11,346     $ 12,245
                                                     --------     --------
                                                     --------     --------

3.   LONG-TERM DEBT
                                                   December 31,   June 30,
                                                      1995          1996
                                                   ------------   --------
     Senior credit facility:
       Revolving loan facility                       $ 10,900     $ 12,298
       Term loans                                     123,750       94,544
     Subordinated notes                                51,101       36,000
     Capital lease obligations and other debt           1,572        1,048
                                                     --------     --------
                                                      187,323      143,890
       Less: current portion                          (15,578)      (9,556)
                                                     --------     --------
                                                     $171,745     $134,334
                                                     --------     --------
                                                     --------     --------

     On April 22, 1996, the Company issued 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at an issue price of $14 per share. The Offering

                          SUIZA FOODS CORPORATION

                               June 30, 1996

3.   LONG-TERM DEBT (Continued)

     provided net cash proceeds to the Company of approximately $49 million. Of this amount, $31.5 million was used to repay senior debt, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. As a result of these transactions, the Company recorded a $2.2 million extraordinary loss from extinguishment of debt which included $1.8 million in prepayment penalties and $1.3 million for the write-off of deferred financing costs related to the repaid debt, net of a tax benefit of $0.9 million.

     On July 19, 1996, the Company amended its senior credit facilities to borrow $35 million to complete the Garrido acquisition (see footnote 5, "Subsequent Events"). Pursuant to this amendment, the Company's term loans were combined into a single, $130 million U.S. based facility. Quarterly amortization payments beginning September 30, 1996 will be $2.5 million, increasing to: 1) $3.75 million on September 30, 1997; 2) $5.0 million on September 30, 1998; 3) $5.375 million on September 30, 1999; 4) $6.0 million on September 30, 2000; 5) $9.875 on September 30, 2001 with a final installment of $19.75 due on March 3, 2002.

4.   ACQUISITIONS

     During the quarter, the Company paid approximately $2.7 million to acquire seven small ice businesses. Estimated annual sales of these seven ice companies was $2.4 million.

5.   STOCKHOLDERS' EQUITY

     On April 22, 1996, the Company issued 3,795,000 shares of common stock, $.01 par value per share, in a public offering at a price to the public of $14.00 per share. Following this offering, the Company had 10,108,479 shares of common stock issued and outstanding. On August 7, 1996, the Company issued 625,000 shares of common stock, $.01 par value per share (see footnote 6, "Subsequent Events"). Following this private sale, the Company had 10,739,729 shares of common stock issued and outstanding.

6.   SUBSEQUENT EVENTS

     On July 19, 1996, the Company acquired the common stock of Garrido y Compania, Inc. ("Garrido"). The total purchase price was approximately $35 million (inclusive of acquired cash) which was paid at closing plus an additional future cash payment of up to $5.5 million if certain earnings criteria are met during the first eighteen months of Garrido's post-acquisition operating results. The cash paid at closing was funded by additional borrowings under senior loan facilities. This acquisition was accounted for using the purchase method of accounting as of the effective date, and accordingly, only the results of operations of Garrido subsequent to the

                          SUIZA FOODS CORPORATION

                               June 30, 1996

6.   SUBSEQUENT EVENTS (Continued)

     acquisition date will be included in the consolidated financial statements of the Company. The Puerto Rico Agricultural Tax Incentives Act of 1995 provides a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico. The Company is currently investigating whether its investment in Garrido or other recent transactions regarding its other Puerto Rico based operations will qualify for these tax credits. If the Company qualifies for such tax credits, there can be no assurance as to the amounts or timing of any benefits that the Company may realize.

     On July 31, 1996, the Company announced that it had signed a non-binding letter of intent to acquire Swiss Dairy Corporation of Riverside, California. There are no assurances that this acquisition will be consummated. It is the Company's plan to finance this potential acquisition with additional borrowings from it senior lenders by obtaining an amendment to its existing credit facilities.

     On August 7, 1996, the Company issued 625,000 shares of common stock, $.01 par value per share, in a private sale to an institutional investor an issue price of $16.00 per share. The private sale provided net cash proceeds to the Company of approximately $9.5 million, which was used to repay a portion of the amounts borrowed under the Company's revolving credit facility. The Company has agreed to file a registration statement with respect to these shares within 60 days of issuance.

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

The Company is a Delaware corporation, incorporated on September 19, 1994, for the sole purpose of entering into certain mergers, exchanges and related transactions (the "Combination"). On March 31, 1995, the Company completed the Combination pursuant to which the Company acquired Suiza - Puerto Rico, Velda Farms and Reddy Ice, which was accounted for as a pooling of interests. Pursuant to the Combination, the Company issued 6,313,479 shares of its common stock in exchange for all of the outstanding equity interest of the combining entities. On April 22, 1996, the Company issued 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at a price to the public of $14 per share. Prior to the Offering, there was no public market for the Company's stock. The Offering provided net cash proceeds to the Company of approximately $49 million. Of this amount $31.5 million was used to repay senior debt, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes.

RESULTS OF OPERATIONS

The Company currently operates in two distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico and Velda Farms; and Ice, which includes the operations of Reddy Ice.

                                     Three months ended June 30,                      Six months ended June 30,
                             -------------------------------------------  -----------------------------------------------
                                       Percent of             Percent of              Percent of               Percent of
                               1995     Net Sales    1996     Net Sales     1995      Net Sales      1996      Net Sales
                             --------  ----------  --------   ----------  ---------   ----------   --------    ----------
Net Sales:
  Dairy                      $ 95,193              $ 99,876               $ 193,657                $202,090
  Ice                          14,836                16,396                  21,248                  23,217
                             --------              --------               ---------                --------
    Net sales                 110,029     100.0%    116,272     100.0%      214,905     100.0%      225,307      100.0%
Cost of Sales                  78,983      71.8      83,302      71.6       157,652      73.4       165,917       73.6
                             --------     -----    --------     -----     ---------     -----      --------      -----
  Gross Profit                 31,046      28.2      32,970      28.4        57,253      26.6        59,390       26.4

Operating expenses:
  Selling and distribution     15,997      14.5      17,180      14.8        31,391      14.6        32,682       14.5
  General and administrative    5,112       4.6       4,884       4.2        10,271       4.8         9,805        4.4
  Amortization of intangibles     914       0.8       1,023       0.9         1,949       0.9         1,960        0.9
                             --------     -----    --------     -----     ---------     -----      --------      -----
    Total operating expenses   22,023      20.0      23,087      19.9        43,611      20.3        44,447       19.8

Operating income:
  Dairy                         6,178       5.7       5,814       5.0        12,387       5.8        12,375        5.5
  Ice                           3,572       3.2       4,781       4.1         2,479       1.2         4,188        1.9
Corporate Office                 (727)     (0.7)       (712)     (0.6)       (1,224)     (0.6)       (1,620)      (0.7)
                             --------     -----    --------     -----     ---------     -----      --------      -----
  Operating income           $  9,023       8.2%   $  9,883       8.5%    $  13,642       6.3%     $ 14,943        6.6%
                             --------     -----    --------     -----     ---------     -----      --------      -----
                             --------     -----    --------     -----     ---------     -----      --------      -----

SECOND QUARTER AND YEAR-TO-DATE 1996 COMPARED TO SECOND QUARTER AND YEAR-TO-DATE 1995

NET SALES. The Company's net sales increased by 5.7% and 4.8% for the second quarter and first six months of 1996 when compared to the like periods of 1995. Dairy net sales increased by 4.9% and 4.3% for the second quarter and first six months of 1996 when compared to like periods of 1995, primarily due to (i) an increase in prices charged for milk to recoup increases in raw milk costs in the U.S. and (ii) the acquisition of Skinners' Dairy in January 1996. Ice net sales increased by 10.5% and 9.3% for the second quarter and first six months of 1996 when compared to like periods of 1995 due to the addition of new customers and from the acquisition of twelve small ice businesses during 1995 and the first half of 1996.

COST OF SALES. The Company's cost of sales margins were 71.6% and 73.6% for the second quarter and first six months of 1996 compared to 71.8% and 73.4% for the same periods in 1995. Dairy cost of sales margins increased primarily due to higher raw milk costs. Ice cost of sales margins decreased reflecting additional efficiencies realized from acquired business and increased volumes processed when compared to the same periods over last year.

OPERATING EXPENSES. Operating expense ratios were 19.9% and 19.8% for the second quarter and first six months of 1996 compared to 20.0% and 20.3% for the same periods in 1995. Operating expense increases were experienced in both Dairy and Ice as the result of acquisitions made during the past eighteen months. Operating expense margins decreased in the second quarter and six-month comparison because of increased Dairy net sales due to higher milk costs which had little impact on operating expense levels.

OPERATING INCOME. The Company's operating income increased 9.5% to $9.9 million in the second quarter of 1996 from $9.0 million in the second quarter of 1995 as a result of increased sales levels and improved gross margins primarily in the Ice business. For the first six months, 1996 operating income was $14.9 million, an increase of 9.5% from 1995 operating income of $13.6 million. The Company's operating income margin increased to 8.5% in the second quarter of 1996 from 8.2% in the second quarter of 1995 and increased to 6.6% in the first six months of 1996 from 6.3% in the first six months of 1995 due primarily to increased influence of the Ice business.

OTHER (INCOME) EXPENSE. Interest expense declined to $3.9 million in the second quarter of 1996 from $5.1 million in the second quarter of 1995 primarily due to lower debt levels following the Company's initial public offering which was completed in April 1996. The Company incurred $1.4 million in other non-operating expenses during the second quarter of 1995 related to several uncompleted acquisitions and to an uncompleted debt offering. Interest expenses declined to $8.5 million during the first six months of 1996 from $10.4 million during the first six months of 1995. In addition to the reduced debt levels experienced during the second quarter, the reduced year-to-date interest expense resulted from a decrease in interest rates.
The Company also incurred $8.8 million in non-recurring, merger expenses on March 31, 1995 related to the Combination.

EXTRAORDINARY ITEMS. During the second quarter of 1996, the Company incurred $2.2 million in extraordinary costs (net of a $0.9 million tax benefit) as a result of the early extinguishment of debt from the net cash proceeds of the Companys' initial public offering. These costs included $1.3 million for the write-off of deferred financing costs and $1.8 million in prepayment penalties. During the first six months of 1995, the Company incurred $8.5 million in extraordinary costs (net of $0.7 million tax benefit) to refinance the Company's debt in conjunction with the Combination which included the write-off of deferred financing costs and certain prepayment penalties.

NET INCOME (LOSS). The Company reported net income of $2.3 million in the second quarter of both 1995 and 1996. The 1996 net income was impacted by higher income taxes and by a charge of $2.2 million for the extraordinary item mentioned above. The Company reported net income of $2.7 million for the first six months of 1996 compared to a loss of $16.0 million for the first six months of 1995. The 1995 loss resulted from the $10.3 million in one-time non-operating charges related to the Combination and uncompleted acquisitions and to the $8.5 million extraordinary loss on early extinguishment of debt mentioned above.

SEASONALITY

The Company's Ice business is seasonal with peak demand for its products occurring during the second and third calendar quarters. Over the past two fiscal years, Ice recorded an average of approximately 69% of its annual net sales during these two quarters. While this percentage for the second and third quarters has remained relatively constant over recent years, the timing of the hottest summer weather can impact the distribution of sales between these two quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had total stockholders' equity of $60.8 million and total indebtedness of $143.9 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

CASH FLOW. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $6.8 million for the first six months of 1996 as contrasted with net cash provided by operations of $8.0 million for the first six months of 1995. Investing activities in the first six months of 1996 included $8.0 million in capital expenditures, of which $6.3 million was spent by Dairy and $1.7 million was spent by Ice, and $4.2 million for acquisitions.

On April 22, 1996, the Company issued 3,795,000 shares of new common stock, $.01 par value per share, in the Offering at a price to the public of $14 per share. Prior to the Offering, there was no public market for the Company's common stock. The Offering provided net cash proceeds to the Company of approximately $49 million. Of this amount, $5.0 million was used to repay amounts outstanding under the revolving credit facility, $8.7 million was used to repay current maturities under the term loan facility, $17.8 million was used to repay long-term maturities under the term loan facility, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. Following the Offering, the Company had 10,108,479 shares of common stock issued and outstanding.

FUTURE CAPITAL REQUIREMENTS. During the remainder of 1996, the Company currently intends to invest approximately $3.7 million, in addition to the $8.0 million spent during the first six months in expanding its manufacturing facilities and distribution capabilities. Of these amounts, Dairy currently intends to spend approximately a total of $9.5 million in 1996 to expand and maintain its manufacturing facilities and for fleet replacement. Ice currently intends to spend a total of $2.2 million in 1996, including $1.7 for maintenance of existing facilities and $0.5 million to increase production capacity. On July 19, 1996, the Company acquired the common stock of Garrido y Compania, Inc. ("Garrido"). The total purchase price was approximately $35.0 million which was funded by additional borrowings under existing senior loan facilities. On August 7, 1996, the Company issued 625,000 shares of new common stock, $.01 par value per share, to an institutional investor at a price of $16 per share. The sale of stock provided approximately $9.5 million in net cash proceeds which was used to retire debt outstanding under the Company's revolving credit facility.

The Company expects that cash flow from operations along with additional borrowings under existing and future Credit facilities will be sufficient to meet the Company's requirements for the remainder of 1996 and for the foreseeable future. During the remainder of 1996 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. Pursuant to the strategy, the Company announced on July 31, 1996 that it had signed a non-binding letter of intent to purchase the assets of Swiss Dairy Corporation of Riverside, California. It is the Company's plan to finance this potential acquisition, if consummated, with additional borrowings from its senior lenders by obtaining an amendment to its existing credit facilities.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11.  Statement re computation of per share earnings
               27.   Financial Data  Schedule

          (b)  Reports on Form 8-K

               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SUIZA FOODS CORPORATION


                                             /s/ Tracy  L. Noll
                                       ---------------------------------------
                                                 Tracy L. Noll
                                       Vice President, Chief Financial Officer
                                             (Principal Accounting Officer)

Date: August 12, 1996