Form 10-Q
period 1996-09-30
SUIZA FOODS CORP
filed 1996-11-13
CIK 931336

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-Q

     (Mark One)
     [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1996

                                     or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from                 to

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     ---         ---

As of October 31, 1996, the number of shares outstanding of each class of common stock was:

                    Common Stock,  $.01 par value:    10,739,729

                                    PART 1
                            FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SUIZA FOODS CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 31,  September 30,
                                                      1995           1996
                                                   -----------   -------------
                                                                 (Unaudited)

                                                         (In thousands)

                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                           $  3,177       $  9,288
Accounts receivable                                   31,045         47,729
Inventories                                           11,346         15,853
Prepaid expenses and other current assets              1,380          3,162
Deferred income taxes                                     81          2,127
                                                    --------       --------
    Total current assets                              47,029         78,159
PROPERTY, PLANT AND EQUIPMENT                         92,715        112,280
DEFERRED INCOME TAXES                                      -          7,792
INTANGIBLE AND OTHER ASSETS                           91,411        151,439
                                                    --------       --------
    TOTAL                                           $231,155       $349,670
                                                    --------       --------
                                                    --------       --------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $ 31,957       $ 43,702
Income taxes payable                                   2,415            539
Current portion of long-term debt                     15,578         11,637
                                                    --------       --------
    Total current liabilities                         49,950         55,878
LONG-TERM DEBT                                       171,745        204,316

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, par value $.01: 20,000,000
    shares authorized, 6,313,479 issued and
    outstanding at December 31, 1995;  10,739,729
    shares issued and outstanding, as adjusted,           63            107
    at September 30, 1996.
    Additional paid-in capital                        31,023         89,337
    Retained earnings (deficit)                      (21,626)            32
                                                    --------       --------
     Total stockholders' equity                        9,460         89,476
                                                    --------       --------
    TOTAL                                           $231,155       $349,670
                                                    --------       --------
                                                    --------       --------

           See notes to condensed consolidated financial statements

                          SUIZA FOODS CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                         Three months ended        Nine months ended
                                            September 30,            September 30,
                                       -----------------------   ---------------------
                                         1995          1996        1995         1996
                                       ---------    ----------   ---------   ---------
                                          (Dollars in thousands, except share data)
NET SALES                              $ 110,549    $  139,304   $ 325,454   $ 364,611
COST OF SALES                             77,110       101,214     234,762     267,131
                                       ---------    ----------   ---------   ---------
  GROSS PROFIT                            33,439        38,090      90,692      97,480
OPERATING COSTS AND EXPENSES:
  Selling and distribution                16,904        19,533      48,295      52,215
  General and administration               5,027         5,856      15,298      15,661
  Amortization of intangibles                916         1,240       2,865       3,200
                                       ---------    ----------   ---------   ---------
    Total operating costs and expenses    22,847        26,629      66,458      71,076
                                       ---------    ----------   ---------   ---------
INCOME FROM OPERATIONS                    10,592        11,461      24,234      26,404

OTHER (INCOME) EXPENSE:
  Interest expense, net                    4,848         4,356      15,285      12,844

  Merger, financing and other costs            -           571      10,238         571
  Other income, net                         (199)       (3,137)       (406)     (3,389)
                                       ---------    ----------   ---------   ---------
    Total other expense                    4,649         1,790      25,117      10,026
                                       ---------    ----------   ---------   ---------
INCOME (LOSS) BEFORE INCOME TAXES
 AND EXTRAORDINARY LOSS                    5,943         9,671        (883)     16,378
INCOME TAXES (BENEFIT)                     1,232        (9,266)      1,963      (7,495)
                                       ---------    ----------   ---------   ---------
INCOME (LOSS) BEFORE EXTRAORDINARY
 LOSS                                      4,711        18,937      (2,846)     23,873
EXTRAORDINARY LOSS FROM
 EXTINGUISHMENT OF DEBT                        -             -      (8,462)     (2,215)
                                       ---------    ----------   ---------   ---------
NET INCOME (LOSS)                      $   4,711    $   18,937   $ (11,308)  $  21,658
                                       ---------    ----------   ---------   ---------
                                       ---------    ----------   ---------   ---------
NET EARNINGS (LOSS) PER SHARE:
  Income (loss) before extraordinary
   loss                                $    0.75    $     1.68   $   (0.47)  $    2.55
  Extraordinary loss                           -             -       (1.40)      (0.24)
                                       ---------    ----------   ---------   ---------
  Net Income (loss)                    $    0.75    $     1.68   $   (1.87)  $    2.31
                                       ---------    ----------   ---------   ---------
                                       ---------    ----------   ---------   ---------
WEIGHTED AVERAGE SHARES OUTSTANDING    6,313,000    11,249,682   6,041,000   9,360,539
                                       ---------    ----------   ---------   ---------
                                       ---------    ----------   ---------   ---------


          See notes to condensed consolidated financial statements

                         SUIZA FOODS CORPORATION

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                  Nine months ended September 30,
                                                                                      (Dollars in thousands)
                                                                                       1995            1996
                                                                                    ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $ (11,308)       $ 21,658
  Operating activities:
    Depreciation and amortization                                                       6,834           7,032
    Amortization of intangible assets, including deferred financing costs               3,749           3,776
    (Gain) loss on the sales of assets                                                    (98)             17
    Extraordinary loss from early extinguishment of debt                                8,462           2,215
    Merger, financing and other costs                                                  10,238             571
    Noncash and imputed interest                                                          670             236
    Minority interests                                                                    101              --
  Deferred income taxes                                                                   287          (9,896)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (1,491)         (7,639)
    Inventories                                                                          (916)         (1,657)
    Prepaid expenses and other assets                                                  (1,157)         (1,534)
    Accounts payable and other accrued expenses                                        (2,217)          1,649
    Income tax payable                                                                  3,889          (1,260)
                                                                                    ---------        --------
        Net cash provided by operating activities                                      17,043          15,168
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                                           (7,638)        (10,186)
  Proceeds from the sale of property, plant and equipment                                 650             267
  Cash outflows for acquisitions                                                       (1,808)        (83,129)
                                                                                    ---------        --------
        Net cash used in investing activities                                          (8,796)        (93,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                                  146,700          89,473
  Repayment of debt                                                                  (145,546)        (60,620)
  Payment of deferred financing, debt restructuring and merger costs                   (8,972)         (3,220)
  Issuance of common stock, net of expenses                                             4,087          58,358
  Distributions to minority interests                                                     (63)             --
  Purchase of subsidiary preferred stock                                               (8,269)             --
                                                                                    ---------        --------
        Net cash (used in) provided by financing activities                           (12,063)         83,991
                                                                                    ---------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (3,816)          6,111
                                                                                    ---------        --------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          5,395           3,177
                                                                                    ---------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $1,579         $ 9,288
                                                                                    ---------        --------
                                                                                    ---------        --------

    See notes to condensed consolidated financial statements

                           SUIZA FOODS CORPORATION

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             September 30, 1996

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1995 financial statements contained in its Form S-1 as filed with the Securities and Exchange Commission on March 1, 1996, as amended.

2.   INVENTORIES

                                                    December 31,  September 30,
                                                        1995          1996
                                                        ----          ----

     Pasteurized and raw milk and raw materials        $ 4,278       $ 6,062
     Parts and supplies                                  3,105         4,482
     Finished goods                                      3,963         5,309
                                                       -------       -------
                                                       $11,346       $15,853
                                                       -------       -------
                                                       -------       -------

3.   LONG-TERM DEBT
                                                    December 31,  September 30,
                                                        1995          1996
                                                        ----          ----
     Senior credit facility:
       Revolving loan facility                        $ 10,900      $  8,600
       Acquisition facility                                 --        42,900
       Term loans                                      123,750       127,500
     Subordinated notes                                 51,101        36,000
     Capital lease obligations and other debt            1,572           953
                                                      --------      --------
                                                       187,323       215,953
       Less: current portion                           (15,578)      (11,637)
                                                      --------      --------
                                                      $171,745      $204,316
                                                      --------      --------
                                                      --------      --------

                           SUIZA FOODS CORPORATION

                             September 30, 1996

3.   LONG-TERM DEBT (Continued)

     On April 22, 1996, the Company issued 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at an issue price of $14.00 per share. The Offering provided net cash proceeds to the Company of approximately $48.6 million. Of this amount, $31.5 million was used to repay senior debt, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. As a result of these transactions, the Company recorded a $2.2 million extraordinary loss from extinguishment of debt which included $1.8 million in prepayment penalties and $1.3 million for the write-off of deferred financing costs related to the repaid debt, net of a tax benefit of $0.9 million.

     On July 19, 1996, the Company amended its senior credit facilities to borrow $35.0 million to complete the Garrido acquisition (see footnote 5, "Acquisitions"). Pursuant to this amendment, the Company's term loans were combined into a single $130.0 million U.S. based facility. Quarterly amortization payments beginning September 30, 1996 on this facility are $2.5 million, increasing to: 1) $3.75 million on September 30, 1997; 2) $5.0 million on September 30, 1998; 3) $5.375 million on
     September 30, 1999; 4) $6.0 million on September 30, 2000; 5) $9.875 million on September 30, 2001, with a final installment of $19.75 million due on March 3, 2002.

     On September 9, 1996, the Company further amended its senior credit facilities to add a new $90.0 million acquisition facility. The Company is required to pay interest only on amounts drawn under this facility until September 30, 1998, at which time any outstanding balance will convert into a term facility with scheduled amortization. In connection with this amendment, the Company expensed $571,000 of financing costs.

4.   TAXES

     In December 1995, the Commonwealth of Puerto Rico adopted the Puerto Rico Agricultural Tax Incentives Act of 1995 which provides a 50% tax credit for certain "eligible investments" in qualified agricultural business in Puerto Rico. During 1996, the Company made investments in its Puerto Rico dairy, fruit, plastics and Garrido operations, all of which have been certified as qualified agricultural businesses in Puerto Rico.

     In connection with these investments, the Company believes that it has met the eligible investment criteria of this act related to its investment in its Puerto Rico dairy subsidiary. Accordingly, during the quarter ended September 30, 1996, the Company recognized $15.75 million in tax credits related to this qualifying investment. Of this amount, the Company (i) sold $4.0 million of tax credits to third parties, resulting in a cash gain of $3.4 million (net of a discount and related expenses) and (ii) recognized a deferred tax asset for the remainder of the tax credit in the amount of $11.75 million. Accordingly, the Company recorded other income in the amount of $3.4 million from the sale ($2.2 million net of U.S. taxes) and recorded a credit to tax expense of approximately $11.75 million during the quarter.

                           SUIZA FOODS CORPORATION

                             September 30, 1996

4.   TAXES (continued)

     The Company is currently investigating whether its investment in Garrido or other recent transactions relating to its Puerto Rico based operations will qualify for tax credits based on recent rulings by Puerto Rico tax authorities. If the Company ultimately qualifies for such credits, there can be no assurance as to the amounts or timing of any benefits that the Company may realize.

5.   ACQUISITIONS

     During the quarter, the Company paid approximately $1.0 million to acquire two small ice businesses. Estimated annual sales of these two ice companies was $0.7 million. On July 19, 1996 the Company acquired the common stock of Garrido y Compania, Inc. ("Garrido") for approximately $35.0 million. On September 7, 1996 the Company purchased the assets of Swiss Dairy Corporation ("Swiss Dairy") for approximately $54.0 million. Of this $54.0 million, approximately $42.0 million was funded from the Company's new $90.0 million acquisition facility. Estimated annual sales for Garrido and Swiss Dairy are approximately $27.0 million and $106.0 million, respectively.


6.   STOCKHOLDERS' EQUITY

     On April 22, 1996, the Company sold 3,795,000 shares of common stock, $.01 par value per share, in a public offering at a price to the public of $14.00 per share. Following this offering, the Company had 10,108,479 shares of common stock issued and outstanding. On August 7, 1996, the Company sold 625,000 shares of its common stock at a price of $16.00 per share in a private placement to a single investor. Following the private sale, the Company had 10,739,729 shares of common stock issued and outstanding.


7.   SUBSEQUENT EVENTS

     On October 23, 1996, the Company announced that it had signed a non-binding letter of intent to acquire Model Dairy Corporation of Reno, Nevada. There can be no assurance that this acquisition will be consummated. The Company intends to finance this potential acquisition with additional borrowings under its $90.0 million acquisition facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Suiza Foods is a leading manufacturer and distributor of fresh milk products and refrigerated ready-to-serve fruit drinks and coffee in Puerto Rico, fresh milk and related dairy products in California and Florida, and packaged ice in Florida and the southwestern United States. The Company has grown primarily through strategic and consolidating acquisitions. Through these acquisitions, the Company has realized regional economies of scale and operating efficiencies by consolidating manufacturing and distribution operations in each of its core businesses. The Company conducts its dairy operations through Suiza-Puerto Rico, Garrido, Velda Farms and Swiss Dairy and its ice operations through Reddy Ice. Each of these subsidiaries is a strong regional competitor with an established reputation for customer service and product quality. These subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, other retail outlets, schools and institutional food service customers.

The Company is a Delaware corporation incorporated on September 19, 1994 for the sole purpose of entering into certain mergers, exchanges and related transactions (the "Combination"). On March 31, 1995, the Company completed the Combination pursuant to which the Company acquired Suiza - Puerto Rico, Velda Farms and Reddy Ice, which was accounted for as a pooling of interests. Pursuant to the Combination, the Company issued 6,313,479 shares of its common stock in exchange for all of the outstanding equity interest of the combining entities. On April 22, 1996, the Company sold 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at a price to the public of $14.00 per share. Prior to the Offering, there was no public market for the Company's stock. The Offering provided net cash proceeds to the Company of approximately $48.6 million. On August 7, 1996, the Company sold 625,000 shares of its common stock in a private placement to a single investor, which provided net cash proceeds to the Company of approximately $9.7 million. Following this private sale, the Company had 10,739,729 shares of common stock outstanding.

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future
operations,   are forward-looking statements.  Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in conjunction with the forward-looking statements included in this Quarterly Report on Form 10-Q and below under the heading "Additional Factors That May Affect Future Results", as well as those under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended, as filed with the Securities and Exchange Commission on March 1, 1996
(Registration No. 333-1858). All subsequent   written  and  oral
forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

RESULTS OF OPERATIONS

The Company currently operates in two distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico, Garrido, Velda Farms and Swiss Dairy; and Ice, which includes the operations of Reddy Ice.

                           Three months ended September 30,                  Nine months ended September 30,
                     -----------------------------------------------  --------------------------------------------
                                Percent of                Percent of             Percent of             Percent of
                       1995     Net Sales      1996       Net Sales     1995     Net Sales     1996     Net Sales
                     --------   ----------   ---------    ----------  ---------  ----------  ---------  ----------
Net Sales:
  Dairy              $ 90,879                $ 119,432                $ 284,536              $ 321,522
  Ice                  19,670                   19,872                   40,918                 43,089
                     --------                ---------                ---------              ---------
    Net sales         110,549     100.0%       139,304      100.0%      325,454    100.0%      364,611    100.0%
Cost of Sales          77,110      69.8        101,214       72.7       234,762     72.1       267,131     73.3
                     --------     -----      ---------      -----     ---------    -----     ---------    -----
  Gross Profit         33,439      30.2         38,090       27.3        90,692     27.9        97,480     26.7
Operating expenses:
  Selling and
   distribution        16,904      15.3         19,533       14.0        48,295     14.8        52,215     14.3
  General and
   administrative       5,027       4.5          5,856        4.2        15,298      4.7        15,661      4.3
  Amortization of
   intangibles            916       0.8          1,240        0.9         2,865      0.9         3,200      0.9
                     --------     -----      ---------      -----     ---------    -----     ---------    -----
    Total operating
     expenses          22,847      20.6         26,629       19.1        66,458     20.4        71,076     19.5

Operating income:
  Dairy                 4,934       4.5          6,545        4.7        17,441      5.4        18,919      5.2
  Ice                   6,441       5.8          5,851        4.2         8,800      2.7        10,040      2.7
Corporate Office         (783)     (0.7)          (935)      (0.7)       (2,007)    (0.6)       (2,555)    (0.7)
                     --------     -----      ---------      -----     ---------    -----     ---------    -----
  Operating income   $ 10,592       9.6%     $  11,461        8.2%    $  24,234      7.5%    $  26,404      7.2%
                     --------     -----      ---------      -----     ---------    -----     ---------    -----
                     --------     -----      ---------      -----     ---------    -----     ---------    -----

THIRD QUARTER AND YEAR-TO-DATE 1996 COMPARED TO THIRD QUARTER AND
YEAR-TO-DATE 1995

NET SALES. The Company's net sales increased by 26.0% and 12.0% for the third quarter and first nine months of 1996 when compared to the like periods of 1995. Dairy net sales increased by 31.4% and 13.0% for the third quarter and first nine months of 1996 when compared to like periods of 1995, primarily due to (i) the acquisition of Skinners' Dairy in January 1996, Garrido in July 1996 and Swiss Dairy in September 1996 which reported net sales of $21.9 million and $24.3 million for the third quarter and first nine months of 1996 for periods subsequent to their acquisition and (ii) an increase in prices charged for milk to recoup increases in raw milk costs in the U.S. Ice net sales increased by 1.0% and 5.3% for the third quarter and first nine months of 1996 when compared to like periods of 1995 due to the addition of new customers and the acquisition of ten small ice businesses during the first nine months of 1996.

COST OF SALES. The Company's cost of sales margins were 72.7% and 73.3% for the third quarter and first nine months of 1996 compared to 69.8% and 72.1% for the same periods in 1995. Dairy cost of sales margins increased primarily due to higher raw milk costs. Ice cost of sales margins decreased reflecting additional efficiencies realized from acquired business and increased volumes when compared to the same periods over last year.

OPERATING EXPENSES. Operating expense ratios were 19.1% and 19.5% for the third quarter and first nine months of 1996 compared to 20.6% and 20.4% for the same periods in 1995. Operating expense increases were experienced in both Dairy and Ice as the result of acquisitions made during the past eighteen months. Operating expense margins decreased in the third quarter and nine-month comparison because of (i) increased Dairy net sales due to higher milk costs (which had little impact on operating expense levels) and (ii) the addition of Garrido and Swiss Dairy during the third quarter, which had lower operating expense margins than the other operations.

OPERATING INCOME. The Company's operating income increased 8.2% to $11.5 million in the third quarter of 1996 from $10.6 million in the third quarter of 1995 as a result of increased sales levels due to acquisitions. For the first nine months, 1996 operating income was $26.4 million, an increase of 9.0% from 1995 operating income of $24.2 million. The Company's operating income margin decreased to 8.2% in the third quarter of 1996 from 9.6% in the third quarter of 1995 and decreased to 7.2% in the first nine months of 1996 from 7.5% in the nine months of 1995 due primarily to the effect of higher milk costs and increased Dairy influence in the Company's mix of business. Ice has much higher operating income margins than Dairy.

OTHER (INCOME) EXPENSE. Interest expense declined to $4.4 million in the third quarter of 1996 from $4.8 million in the third quarter of 1995. Interest expense also declined to $12.8 million during the first nine months of 1996 from $15.3 million during the first nine months of 1995. These reductions in interest expenses resulted from a decrease in interest rates from the repayment of certain subordinated notes in 1996 and lower average debt levels during the 1996 nine month period. The Company also incurred $8.8 million in non-recurring merger expenses on March 31, 1995 related to the Combination and $1.4 million in non-recurring merger costs during the second quarter of 1995 related to several uncompleted acquisitions and to an uncompleted debt offering. Other income rose to $3.1 million in the third quarter of 1996 primarily as a result of $3.4 million realized from the sale of tax credits (see footnote 4 to the condensed consolidated financial statements).

EXTRAORDINARY ITEMS. During the second quarter of 1996, the Company incurred $2.2 million in extraordinary costs (net of a $0.9 million tax benefit) as a result of the early extinguishment of debt from the net cash proceeds of the Companys' initial public offering. These costs included $1.3 million for the write-off of deferred financing costs and $1.8 million in prepayment penalties. During the first nine months of 1995, the Company incurred $8.5 million in extraordinary costs (net of $0.7 million tax benefit) to refinance the Company's debt in conjunction with the Combination, which included the write-off of deferred financing costs and certain prepayment penalties.

NET INCOME (LOSS). The Company reported net income of $18.9 million in the third quarter of 1996 compared to $4.7 million in the third quarter of 1995. The 1996 net income improved due do a one-time gain from tax credits in addition to improved operating income. The Company reported net income of $21.7 million for the first nine months of 1996 compared to a loss of $11.3 million for the first nine months of 1995. The 1995 loss resulted primarily from the $10.2 million in one-time non-operating charges related to the Combination and uncompleted acquisitions and to the $8.5 million extraordinary loss on early extinguishment of debt mentioned above.

SEASONALITY

The Company's Ice business is seasonal with peak demand for its products occurring during the second and third calendar quarters. Over the past two fiscal years, Ice recorded an average of approximately 69% of its annual net sales during these quarters. While this percentage for the second and third quarters has remained relatively constant over recent years, the timing of the hottest summer weather can impact the distribution of sales between these two quarters.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had total stockholders' equity of $89.5 million and total indebtedness of $216.0 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

CASH FLOW. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $15.2 million for the first nine months of 1996 as contrasted with net cash provided by operations of $17.0 million for the first nine months of 1995. Investing activities in the first nine months of 1996 included $10.2 million in capital expenditures, of which $7.9 million was spent by Dairy and $2.3 million was spent by Ice, and $83.1 million for acquisitions.

On April 22, 1996, the Company sold 3,795,000 shares of common stock in the Offering at a price to the public of $14.00 per share. Prior to the Offering, there was no public market for the Company's common stock. The Offering provided net cash proceeds to the Company of approximately $48.6 million. Of this amount, $4.6 million was used to repay amounts outstanding under the Company's revolving credit facility, $8.7 million was used to repay current maturities under the term loan facility, $17.8 million was used to repay long-term maturities under the term loan facility, $15.7 million was used to repay the Company's 15% subordinated notes and $1.8 million was used to pay prepayment penalties related to the early extinguishment of the 15% subordinated notes. Following the Offering, the Company had 10,108,479 shares of common stock issued and outstanding. On July 19, 1996, the Company acquired the common stock of Garrido y Compania, Inc. ("Garrido") a Puerto Rico coffee roaster. The total purchase price was approximately $35.0 million which was funded by additional borrowings under existing senior loan facilities. On August 7, 1996, the Company sold 625,000 shares of new common stock in a private placement to an institutional investor for a price of $16.00 per share. The sale of stock provided approximately $9.7 million in net cash proceeds which were used to retire debt outstanding under the Company's revolving credit facility. The Company filed a registration statement with respect to the resale of the 625,000 shares on October 1, 1996, which was declared effective on October 11, 1996. On September 9, 1996, the Company acquired Swiss Dairy Corporation ("Swiss Dairy"). The purchase price was approximately $54.0 million which was funded by borrowings under senior loan facilities.

FUTURE CAPITAL REQUIREMENTS. During the remainder of 1996, the Company intends to invest approximately $4.7 million, which is in addition to the $10.2 million spent during the first nine months in expanding its manufacturing facilities and distribution capabilities. Of these amounts, Dairy will spend a total of $11.2 million in 1996 to expand and maintain its manufacturing facilities and for fleet replacement. Ice will spend a total of $3.7 million in 1996, including $2.0 million for maintenance of existing facilities and $1.7 million to increase production capacity.

The Company expects that cash flow from operations along with additional borrowings under existing and future credit facilities will be sufficient to meet the Company's requirements for the remainder of 1996. During the remainder of 1996, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with its core businesses. Management believes that, in addition to the $47.1 million of availability under the Company's acquisition facility, the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. Pursuant to this strategy, the Company announced on October 23, 1996 that it had signed a non-binding letter of intent to purchase the assets of Model Dairy Corporation of Reno, Nevada. The Company intends to finance this potential acquisition, if consummated, with additional borrowings under its existing senior credit facilities.
Beyond 1996, the Company may be required to raise additional equity and to incur additional borrowings in order to pursue its acquisition strategy.
There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's quarterly operating results may fluctuate in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results attributable to its dairy operations include changes in the cost of raw materials, federal, Puerto Rico and state government regulation of the dairy industry and competition. Factors that may adversely affect the Company's quarterly operating results attributable to its ice operations include weather, seasonality and competition. The Company's quarterly operating results are also dependent on the ability of the Company to identify suitable acquisition candidates and successfully integrate any acquired businesses into the Company's existing business and retain key customers of acquired businesses. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy.

                                    Part II
                                Other Information

Item 1.  LEGAL PROCEEDINGS

         To the knowledge of the Company, there are no reportable suits or proceedings pending or threatened against or affecting the Company other than those encountered in the ordinary course of the Company's business.

Item 2.  CHANGES IN SECURITIES

         On August 7, 1996, the Company completed a private placement of 625,000 shares of common stock, $.01 par value per share, to T. Rowe Price Small-Cap Value Fund, Inc., a Maryland corporation. The common stock was sold for an aggregate purchase price of $10.0 million. The sale of common stock in this private placement was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriter participated in this transactions.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.   Statement re computation of per share earnings
              27.   Financial Data Schedule

         (b)  Reports on Form 8-K

              (1) Form 8-K filed on September 20, 1996 to report the acquisition of Garrido.

              (2)  Form 8-K/A filed on September 24, 1996, amending the
                   Form 8-K filed on September, 20,1996, containing Item 7, historical and pro forma financial statements for Garrido.

              (3) Form 8-K filed on September 24, 1996 to report the acquisition of Swiss Dairy.

              (4) Form 8-K/A filed September 25, 1996, amending the Form 8-K filed on September 20, 1996 and Form 8-K/A filed on September 24, 1996, containing the acquisition agreement for Garrido.

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

Date: November 13, 1996