Form 10-K405
period 1996-12-31
SUIZA FOODS CORP
filed 1997-03-31
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 340-28130

                             SUIZA FOODS CORPORATION

              (Exact name of Registrant as specified in its charter)
                            ------------------------

          DELAWARE                 75-2559681
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                            3811 TURTLE CREEK BLVD.
                                   SUITE 1300
                              DALLAS, TEXAS 75219
                                 (214) 528-0939

         (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)              NEW YORK STOCK EXCHANGE
   OF THE ACT: COMMON STOCK, $.01 PAR VALUE        (Name of Each Exchange on Which Registered)
               (Title of Class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 25, 1997, based on the $27.625 per share closing price for the Company's common stock on the New York Stock Exchange was approximately $333.9 million.

    The number of shares of the Registrant's Common Stock outstanding as of March 25, 1997 was 15,153,229.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders are incorporated by reference into Part II of this Form 10-K. Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 1997 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                  ITEM                                                                                                 PAGE
                  -----                                                                                             -----------
PART I

                        1   Business..............................................................................           1

                        2   Properties............................................................................          10

                        3   Legal Proceedings.....................................................................          11

                        4   Submission of Matters to a Vote of Stockholders.......................................          11

PART II

                        5   Market for Registrant's Common Equity and Related Stockholder Matters.................          11

                        6   Selected Financial Data...............................................................          11

                        7   Management's Discussion and Analysis of Financial Condition and Results of                      13
                              Operations..........................................................................

                        8   Financial Statements and Supplementary Data...........................................          13

                        9   Changes in and Disagreements with Accountants on Accounting and Financial                       13
                              Disclosure..........................................................................

PART III

                       10   Directors and Executive Officers of the Registrant....................................          13

                       11   Executive Compensation................................................................          13

                       12   Security Ownership of Certain Beneficial Owners and Management........................          13

                       13   Certain Relationships and Related Transactions........................................          13

PART IV

                       14   Exhibits, Financial Statement Schedule and Reports on Form 8-K........................          14

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Suiza Foods Corporation (the "Company") is a leading manufacturer and distributor of fresh milk products, refrigerated ready-to-serve fruit drinks and coffee in Puerto Rico, fresh milk and related dairy products in Florida, California and Nevada, and packaged ice in Florida and the southwestern United States. The Company conducts its dairy operations primarily through its Puerto Rico dairy subsidiaries ("Suiza-Puerto Rico"), Velda Farms, Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy") and Model Dairy, Inc. ("Model Dairy") and its ice operations through Reddy Ice Corporation ("Reddy Ice"). Each of these operating subsidiaries is a strong regional competitor with an established reputation for customer service and product quality. These subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, schools and institutional food service customers.

    The Company has grown primarily through acquisitions, having consummated 38 acquisitions since it was formed in 1988. Through these acquisitions, the Company has realized economies of scale and operating efficiencies by eliminating duplicative manufacturing, distribution, purchasing and administrative operations.

BUSINESS STRATEGY

    The Company's strategy is to continue to expand its dairy, ice and related food businesses primarily through acquisitions of dairy, ice and related food businesses in new markets and subsequent consolidating or add-on acquisitions in its existing markets. After entering new markets through acquisitions of strong regional operators, the Company will pursue consolidating or add-on acquisitions where such opportunities exist. In addition, the Company will seek to expand its existing operations by adding new customers, extending its product lines and securing distribution rights for additional branded product lines.

    The Company's acquisition strategy has historically focused on established regional dairy and ice operations that have significant market share and long-standing customer relationships. Suiza-Puerto Rico, which was founded in 1939, has served the Puerto Rico market for over 50 years. Velda Farms has served the Florida dairy market for over 40 years. Reddy Ice entered the retail ice business in the 1920s. Swiss Dairy, which was acquired in September 1996, has served its market for approximately 50 years. The predecessor of Model Dairy was founded in 1906.

    The Company has recently implemented its consolidation strategy by acquiring and integrating dairy operations into Suiza-Puerto Rico and Velda Farms, and a number of ice companies into Reddy Ice. Management has enhanced the profitability of the acquired operations through enhanced purchasing power and by consolidating delivery routes, production, acquired brand names and human resources into the Company's larger scale operations. In June 1994, the Company acquired Mayaguez Dairy, Inc. ("Mayaguez Dairy"), formerly the third largest dairy manufacturer and distributor in Puerto Rico. Since the acquisition, the Company has consolidated Mayaguez Dairy's production into its existing Puerto Rico facilities and has eliminated the fixed costs of Mayaguez Dairy's former manufacturing facility and duplicative administrative expenses. In November 1994, the Company acquired the Florida Division of Flav-O-Rich, Inc., a subsidiary of Mid-America Dairymen, Inc. ("Flav-O-Rich"). Located in St. Petersburg, Florida, Flav-O-Rich manufactured and distributed fresh dairy products in peninsular Florida. Since the acquisition, the Company has re-allocated production among its Florida facilities, consolidated Flav-O-Rich's distribution operations with its own and reduced Flav-O-Rich's personnel expenses. In January 1996, the Company acquired Skinners' Dairy, Inc. ("Skinners") in Jacksonville, Florida. Skinners' manufactured and distributed fresh dairy products in peninsular Florida, primarily in the Jacksonville area. Since the acquisition, the Company has closed the Skinners' manufacturing plant, transferred Skinners' volume to the Company's Winter Haven facility, consolidated Skinners' distribution with its own and reduced Skinners' personnel expenses. In most cases, the Company has closed the manufacturing facilities of acquired ice businesses and transferred the acquired business's volume to one of the Company's existing ice manufacturing facilities.

INDUSTRY OVERVIEW

DAIRY

    According to published industry statistics, approximately $22.8 billion of fresh milk products were sold in 1995 at the wholesale level in the United States compared to $21.5 billion sold in 1988. Management believes that the dairy industry is mature in both the mainland United States and Puerto Rico.

    The dairy industry has excess capacity and has been in the process of consolidation for many years. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. As the industry has consolidated, many smaller dairy processors have been eliminated and several large regional dairy processors have emerged. According to published industry statistics, in 1995 there were approximately 651 fresh milk processing plants in the United States, a decline of 540 from the 1,191 plants operating in 1982. The number of plants with 20 or more manufacturing employees declined from 792 to 447 over the same period. As a result of this consolidation trend, which management believes will continue, the Company has had favorable opportunities to pursue its business strategy.

ICE

    The ice industry is highly fragmented and is regional because of the relatively high cost of transporting ice. Demand for ice is seasonal, with peak demand occurring in the second and third calendar quarters. The availability of ice during periods of high demand is important to grocery retailers and convenience stores. The ice industry has therefore emerged as a service oriented business requiring efficient manufacturing facilities and distribution systems capable of accommodating peak demand levels. Management believes that the Company is one of the largest manufacturers and distributors of ice in the United States and that it has significant market share in each of the markets in which it operates.

PRODUCTS AND SERVICES

    The following table sets forth the total net sales of the Company's largest product lines, fresh milk products and ice, in dollars and as a percentage of consolidated total net sales in 1994, 1995 and 1996 (dollars in millions):

                                            1994                  1995                  1996
                                    --------------------  --------------------  --------------------
                                     DOLLARS    PERCENT    DOLLARS    PERCENT    DOLLARS    PERCENT
                                    ---------  ---------  ---------  ---------  ---------  ---------
Fresh milk products...............  $   227.9      66.8%  $   291.8      67.8%  $   363.5      69.8%
Ice...............................       47.7       14.0       50.5       11.7       52.8       10.1

    The change in the percentage of consolidated total net sales represented by sales of fresh milk and by sales of ice from 1994 to 1996 is primarily the result of significant dairy acquisitions in the last half of 1996.

DAIRY

    The Company's regional dairy operations manufacture and distribute fluid milk, fruit drinks, coffee, juices, water and related products under proprietary brand names and on a private-label basis for large customers. The Company also purchases and distributes certain other products such as yogurt, packaged ice cream and ice cream novelties.

ICE

    The Company manufactures and distributes ice products for retail, commercial and institutional markets. The Company's primary product is cocktail ice in eight pound bags, which it sells principally to convenience and grocery stores. The Company also sells cocktail ice in various bag sizes ranging from three pounds to 40 pounds to restaurants, bars, stadiums, vendors and caterers. In addition, the Company sells block ice in ten and 300 pound sizes to commercial and industrial customers.

SALES AND DISTRIBUTION

DAIRY

    The Company markets and sells its dairy product line to a variety of retail and food service outlets including grocery stores, club stores, convenience stores, gas stores, schools, restaurants, hotels and cruise ships. The Company's regional dairy operations serve over 19,000 customers in its markets utilizing a fleet of approximately 1,000 delivery vehicles. Suiza-Puerto Rico is the larger of two fresh milk processors in Puerto Rico and distributes its products to approximately 8,800 grocery stores, retail outlets and schools, and also distributes third party brand name ice cream and other refrigerated and frozen foods principally to medium-sized and large grocery stores. Velda Farms serves approximately 9,500 customers throughout peninsular Florida and focuses its distribution efforts on food service accounts, convenience stores, club stores and schools. Swiss Dairy distributes fresh milk and a limited number of other products to high volume retailers in Southern California and Nevada, including grocery and club stores. More than 88% of Swiss Dairy's net sales during 1996 were made to three large retailers. Model Dairy distributes fresh milk, ice cream and related products to grocery stores, retail outlets, schools and food service accounts in northern Nevada and in certain adjoining areas of northern California.

ICE

    The Company markets its ice products to convenience and grocery stores for retail sales and, to a lesser extent, to business and institutional customers that utilize the Company's products in their operations. The Company serves approximately 21,000 sites from 22 ice manufacturing facilities and 6 distribution centers. The Company provides ice merchandisers to a substantial majority of these sites. During 1996, the Company's largest two ice customers accounted for approximately 17% of net ice sales (1.7% of total net sales). The Company's ice distribution fleet consists of approximately 120 delivery vehicles, the majority of which are owned. In order to meet peak demand, the Company expands its fleet during the summer season with short-term leased vehicles.

RAW MATERIALS AND SUPPLY

DAIRY

    The Company purchases milk, its primary raw material, from farmers and farm co-operatives under contractual arrangements. Certain aspects of the Company's milk supply arrangements are regulated by governmental authorities. Fluid milk is generally readily available. The Company has traditionally experienced slight shortages in its milk supply in Puerto Rico during the months of September and October each year. Management estimates that these shortages, when they occur, reduce its Puerto Rico dairy sales by less than 2% during these months. Other raw materials, such as coffee, juice concentrates, sweeteners, and packaging supplies are generally available from numerous suppliers and the Company is not dependent on any single supplier for these materials. Certain of these raw materials are purchased under long term contracts in order to obtain lower costs.

ICE

    Except with respect to its water supply and electricity, the Company is not dependent upon any single supplier for materials used in the manufacturing and packaging of its ice products. The Company has not experienced any material supply problems in the past with respect to its ice business.

COMPETITION

    The Company's businesses are highly competitive. The Company has a number of competitors in each of its major product, service and geographic markets, and many of these competitors are larger, more established and better capitalized than the Company.

DAIRY

    PUERTO RICO

    The Company owns and operates two of the three fresh milk manufacturing facilities in Puerto Rico. The Company's competitor, Vaqueria Tres Monjitas ("Tres Monjitas"), operates a single manufacturing plant. The Company manufactures and distributes approximately 66% of the fresh milk sold in Puerto Rico while Tres Monjitas, which is well capitalized, manufactures and distributes approximately 34%. The Company competes primarily on the basis of service, price, brand name recognition and quality. Because of the Company's size, the quality of its manufacturing facilities, the efficiency of its largely non-union work force, the strength of its distribution network and the strength of its brand name, management believes the Company can continue to compete effectively in the Puerto Rico dairy business.

    The Company does not presently face competition in the Puerto Rico fresh dairy business from outside Puerto Rico, nor does it expect to in the foreseeable future. The Company's fresh dairy business does, however, compete with shelf stable milk products, which are manufactured by one manufacturer in Puerto Rico and also imported from the mainland United States and Canada. Management believes that shelf stable milk competes with fresh milk primarily where the consumer lacks adequate refrigeration or in small quantity uses, such as coffee creamers. Management further believes that sales of shelf stable milk are approximately one-tenth as large as sales of fresh milk and that sales of shelf stable products have shown moderate volume increases in recent years.

    In the refrigerated ready-to-serve fruit drink segment, Tres Monjitas is the Company's largest direct competitor located in Puerto Rico. In addition to competition from other local manufacturers and distributors of refrigerated ready-to-serve fruit drinks, the Company competes against numerous other beverage companies, including large United States-based manufacturers and marketers of carbonated and non-carbonated beverages. These competitors are generally larger and better capitalized than the Company. Although management believes that competition will continue to grow from fruit drink and other beverage companies, management anticipates that the Company will be able to continue to compete effectively in the fruit drink segment because of the strength and efficiency of its distribution network, its recognizable brands and the established presence of its products in the dairy case.

    UNITED STATES

    The Company's competitors in its U.S. dairy processing and distribution business include other large, independent dairy processing companies and dairy processors owned by grocery chains, many of which are larger and better capitalized than the Company. Due to the cost of transporting fresh milk, competition in the fluid dairy business tends to be regional rather than national, with flexibility of service, price, breadth of product line and quality as the primary competitive factors.

    In addition to competition from other dairy manufacturers, the Company's Florida and Nevada dairy operations compete with food service companies and other distributors of dairy products, many of which are large, well-capitalized, national companies. Although competition in the dairy and food distribution business is intense, management believes that the Company's focus on customer service and tailored product lines and the strength and efficiency of its distribution system allow it to compete effectively. In its Florida and Nevada ice cream distribution businesses, the Company competes with large integrated dairy and ice cream manufacturing companies and independent distributors of national ice cream brands. Because the Company offers brands manufactured by third parties as well as its own brand of ice cream products, the Company competes effectively in these markets by offering convenience stores and other small retailers a broad line of ice cream products and frozen novelties. By carrying a broad line of popular national and other brands, the Company generates profitable sales volumes from retail sites that single line or other more limited distributors may find uneconomical to service.

ICE

    The Company competes primarily with smaller independent regional ice manufacturers and machines that manufacture and package ice at store locations. In addition to this direct competition, certain convenience and grocery retailers operate commercial ice plants for internal use. During peak season, however, the Company frequently services retailers that manufacture their own ice. To further compete in this segment, the Company also offers ice machines that manufacture and package ice at customer locations.

    Competition in the ice business is based primarily on service, price and quality. In order to successfully compete, an ice manufacturer must be able to substantially increase production and distribution on a seasonal basis while maintaining cost efficiency. Management believes that the size and quality of the Company's ice facilities, its high regional market share and its route density allow it to compete effectively. Because only one ice manufacturer typically serves an individual retail site, the Company's ice products generally do not face competition at the retail level.

    Several major grocery chains within the Company's ice markets manufacture ice at their own ice plants. While the Company does not supply these and other vertically integrated grocery retailers/ manufacturers, such companies generally manufacture ice products for internal use only and do not compete for third party accounts. However, a significant increase in the utilization of captive commercial ice plants or on-site manufacturing by retailers currently serviced by the Company could have an adverse effect on the Company's operations.

TRADEMARKS

    The Company has developed or acquired a number of trademarks and brand names, of which eight are registered, for use in its dairy and ice businesses, and holds licenses for the use of several additional registered trademarks from third parties. Although the Company's use of its trademarks has created goodwill and results in product differentiation, management does not believe that the loss of any of the Company's trademarks would have a material adverse effect on its operations. The Company also holds a patent on an ice machine that manufactures and packages ice at store locations.

GOVERNMENT REGULATION

PUBLIC HEALTH

    As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ("FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. The FDA regulates manufacturing practices for foods through its current good manufacturing practices regulations, specifies the standards of identity for certain foods, including many of the products sold by the Company, and prescribes the format and content of certain information required to appear on food product labels.

    In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The Company and its products are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for the Company's products, inspection of the Company's facilities and regulation of the Company's trade practices in connection with the sale of dairy products.

    The Company utilizes quality control laboratories to test milk and other ingredients and finished products. Product quality and freshness are essential to the successful retail distribution of dairy and refrigerated ready-to-serve fruit drinks. To monitor product quality at its facilities, the Company maintains quality control programs to test products during various processing stages. Management believes that the Company's dairy and ice facilities and manufacturing practices comply with applicable government regulations.

EMPLOYEE SAFETY REGULATIONS

    The Company is subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards to protect its employees from accidents.

ENVIRONMENTAL REGULATIONS

    The Company is subject to certain federal, state and local environmental regulations. Certain of the Company's dairy facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, Velda Farms pays wastewater surcharges of approximately $150,000 annually to municipal water treatment authorities. These authorities may, however, require Velda Farms to comply with such regulations and construct pre-treatment facilities or take other action to reduce effluent discharge in the future.

    The Company maintains above-ground or underground petroleum storage tanks at many of its facilities. These tanks are periodically inspected to determine compliance with applicable regulations. The Company may be required to make expenditures from time to time in order to maintain compliance of these tanks.

    The federal government has banned the production of a refrigerant used by the Company in its ice merchandisers. The continued use of this refrigerant, however, is permitted and there are sufficient quantities of the refrigerant available to meet the Company's needs for the next several years. The Company is taking steps to facilitate its conversion to new, reformulated refrigerants. Management does not anticipate that conversion costs will be material.

    Management does not expect environmental compliance to have a material impact on the Company's capital expenditures, earnings or competitive position in the foreseeable future.

U.S. MILK INDUSTRY REGULATION

    The average price paid to producers for Grade A milk in most of the mainland United States is monitored by Federal Milk Marketing Orders. In California and Nevada, milk prices are monitored by state agencies. In the federal milk markets and the California and Nevada milk markets, raw milk prices are currently supported by the federal government through standing offers to buy storable forms of dairy products such as cheese, nonfat dry milk powder and butter. Congress has recently passed legislation to phase out federal support prices by December 31, 1999.

PUERTO RICO MILK INDUSTRY REGULATION

    The milk industry in Puerto Rico is regulated under Puerto Rico Law Number 34 of June 11, 1957. This statute establishes a production ceiling for milk production by dairy farmers in order to manage the supply and demand of milk products and to stabilize prices. In addition, the Puerto Rico statute provides that the government will establish maximum prices for the dairy farm, processor and retailer and that such prices be reviewed at least once a year.

    The Office for the Regulation of the Milk Industry, an agency of the Puerto Rico Department of Agriculture, is charged with: (i) ensuring the quality of milk products; (ii) setting the price of milk at the dairy farm level and maximum prices at the processor and retail levels; and (iii) administering and managing licenses and other matters within the industry. As part of its review and price setting process, this agency examines the financial condition of each of the participants in the industry as well as overall economic trends within the industry. As a general rule, pricing at each of the industry levels reflects an attempt to provide a fair return to processors and farmers and maintain prices acceptable to consumers. The latest price increase for dairy manufacturers in Puerto Rico was in 1994 and, prior to that, in 1990.

EMPLOYEES

    As of December 31, 1996 the Company employed 2,450 employees in the following categories:

                                                                              NON-UNION      UNION       TOTAL
                                                                             -----------  -----------  ---------
Dairy
  Puerto Rico..............................................................         953           74       1,027
  Florida..................................................................         714           --         714
  California...............................................................          12          120         132
  Nevada...................................................................          45          114         159
Ice........................................................................         407           --         407
Corporate..................................................................          11           --          11
                                                                                  -----          ---   ---------
    Total..................................................................       2,142          308       2,450
                                                                                  -----          ---   ---------
                                                                                  -----          ---   ---------

    The Puerto Rico union employees are subject to two collective bargaining agreements that expire in July and October 1997. The California and Nevada union employees are subject to collective bargaining agreements that expire in August 1999 and June 2000, respectively.

OUTLOOK AND UNCERTAINTIES

    Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, some of which are summarized in this section.

    POTENTIAL LIMITATIONS ON EXPANSION. The Company may encounter increased competition for acquisitions in the future, which could result in acquisition prices the Company does not consider acceptable. There can be no assurance that the Company will find suitable acquisition candidates at acceptable prices or succeed in integrating any acquired business into the Company' existing business or in retaining key customers of acquired businesses. There can also be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy.

    COMPETITION. The Company's regional dairy businesses are subject to significant competition. Many of the Company's competitors are larger, better capitalized and have greater financial, operation and marketing resources than the Company.

    The dairy industry has excess capacity and has been in the process of consolidation for many years. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. The increased use of captive dairy manufacturing operations by the Company's customers could have an adverse effect on the Company's operations.

    The packaged ice business is also highly competitive. The Company faces a number of competitors in the packaged ice business, including smaller independent ice manufacturers, convenience and grocery retailers that operate captive commercial ice plants and retailers that manufacture and package ice at store locations. A significant increase in the utilization of captive commercial ice plants or on-site manufacturing by operators of large retail chains served by the Company could have an adverse effective on the Company's operations.

    SUBSTANTIAL INDEBTEDNESS. The Company's senior credit facility and related debt service obligations (i) limit the Company's ability to obtain additional financing in the future; (ii) require the Company to dedicate a significant portion of the Company's cash flow to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes; (iii) limit the Company's flexibility in planning for, or reacting to, changes in its business and market conditions; and (iv) impose additional financial and operational restrictions on the Company, including restrictions on dividends.

    The Company's ability to make scheduled payments on its indebtedness depends on its financial and operating performance, which is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. The failure of the Company to comply with the financial and other restrictive covenants under the senior credit facility may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. In addition, although the Company has entered into various interest rate agreements to reduce its exposure to interest rate fluctuations under the senior credit facility, the Company remains subject to interest rate risk with respect to a substantial portion of its indebtedness.

    GOVERNMENT REGULATION; RAW MATERIAL COSTS. The supply and price of milk in Puerto Rico are regulated under Puerto Rico law. The government of Puerto Rico establishes an industry-wide production ceiling and sets the prices that may be charged for milk at the dairy farm level and the maximum prices that may be charged at the processor and retail levels. The price controls in Puerto Rico make the Company vulnerable to increases in the costs of manufacturing, packaging and distributing its products. There can be no assurance that the Company's operating results will not be adversely affected by price levels set by Puerto Rico.

    The price of raw milk in the mainland United States fluctuates based on supply and demand, with minimum support prices established monthly on a regional basis by federal or state government agencies. Congress has recently passed legislation to phase out support prices over a specified period. There can be no assurance that a material increase in milk prices in the mainland United States will not occur or that any such increase would not reduce the profitability of the Company's operations.

    SEASONALITY OF ICE BUSINESS. The Company's ice business is seasonal, with its highest sales occurring during the second and third calendar quarters. Because the Company's results of operations for its ice business depend significantly on sales during its peak season, adverse weather during this season (such as an unusually mild or rainy period) could have a disproportionate impact on the Company's results of operations for the full year.

    DEPENDENCE ON KEY PERSONNEL. The future success of the Company's business operations is dependent in part on the efforts and skills of certain key members of management, including Gregg L. Engles, Chairman and Chief Executive Officer of the Company. The loss of any of its key members of management could have an adverse effect on the Company. The Company has not obtained key man life insurance with respect to any of its key members of management.

    LIMITATIONS ON FAVORABLE TAX TREATMENT. Under Section 936 of the Internal Revenue Code of 1986, as amended, a portion of the Company's income derived from its dairy, fruit drink and plastic bottle operations in Puerto Rico qualifies for a tax credit that has the effect of reducing or eliminating United States income taxes on income derived from these operations. In the Revenue Reconciliation Act of 1993, the United States Congress imposed certain limitations on the availability of the Section 936 credit. In August 1996, Congress passed the Small Business Job Protection Act of 1996 which contains further restrictions on the availability of Section 936 credits and eliminates
Section 936 altogether by December 31, 2005. These limitations, combined with certain other provisions in the Internal Revenue Code that govern the allocation among affiliated corporations of credits derived under Section 936, may limit the amount of the tax credit available to the Company prior to the expiration of
Section 936.

ITEM 2.  PROPERTIES.

    The Company conducts its manufacturing and distribution operations from the following facilities:

                              MANUFACTURING &
               REGION           DISTRIBUTION        DISTRIBUTION ONLY
           --------------  ----------------------  --------------------
DAIRY:     California      Riverside
           Florida         Miami                   Daytona Beach
                           St. Petersburg          Fort Myers
                           Winterhaven             Jacksonville
                                                   Naples
                                                   Orlando
                                                   Ocala
                                                   Riviera Beach
                                                   Sarasota
                                                   Tampa
                                                   Vero Beach
           Nevada          Reno
           Puerto Rico     Aguadilla               Adjuntas (coffee)
                           Caguas (coffee)         Arecibo
                           Lares (coffee)          Ponce
                           San Juan                San Juan (coffee)
ICE:       Arizona         Phoenix
                           Tucson
                           Yuma
           Florida         Auburndale              St. Petersburg
                           Crescent City
                           Davie
                           Jacksonville
                           New Smyrna Beach
                           Opa Locka
                           Tampa
           Nevada          Las Vegas
           New Mexico      Albuquerque
           Texas           Austin                  Bryan
                           Dallas                  Galveston
                           Fort Worth              Livingston
                           Houston (2)             Port Neches
                           Killeen
                           Pilot Point
                           Rockwall
                           Splendora
                           Waco
           Utah                                    Salt Lake City

    The Company maintains two administrative offices located in leased premises in Dallas, including its executive offices located at 3811 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on the Company's financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock (the "Common Stock") began trading in the Nasdaq National Market on April 17, 1996. The following table sets forth, for the periods from April 17, 1996 to December 31, 1996, the high and low sales prices of the Common Stock as quoted on the Nasdaq National Market. At March 25, 1997, there were approximately 56 record holders of the Common Stock. The Common Stock began trading on the New York Stock Exchange on March 5, 1997.

Year Ended December 31, 1996:
  Second Quarter (from April 17, 1996)..............................  $   18.75  $   14.00
  Third Quarter.....................................................  $   17.75  $   15.75
  Fourth Quarter....................................................  $   20.75  $   16.75

    The Company has never declared or paid a cash dividend on the Common Stock. Management intends to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments and acquisitions and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company's senior credit facility prohibits the payment of dividends by the Company on any shares of Common Stock, other than dividends payable solely in Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                       (IN THOUSANDS, EXCEPT SHARE DATA)

    The following table presents selected consolidated financial data of the Company for the five years ended December 31, 1996 derived from the Company's audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. Effective with a corporate combination in March 1995 (the "Combination") the Company became the holding company for the operations of Suiza-Puerto Rico, Velda Farms and Reddy Ice. The Combination has been accounted for using the pooling of interests method of accounting. Results of operations of Suiza-Puerto Rico and Velda Farms are included from the dates such operations were acquired in purchase business combinations (December 16, 1993 and April 10, 1994, respectively).

                                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1992        1993        1994        1995        1996
                                                   ----------  ----------  ----------  ----------  ----------
OPERATING DATA:
  Net sales......................................  $   44,452  $   51,675  $  341,108  $  430,466  $  520,916
  Costs of sales.................................      14,586      20,412     240,468     312,633     388,548
                                                   ----------  ----------  ----------  ----------  ----------
  Gross profit...................................      29,866      31,263     100,640     117,833     132,368
Operating costs and expenses:
  Selling and distribution.......................      14,483      15,434      54,248      64,289      70,709
  General and administrative.....................       6,110       6,305      16,935      19,277      21,913
  Amortization of intangibles and other..........       1,911         822       3,697       3,703       4,624
                                                   ----------  ----------  ----------  ----------  ----------
    Total operating costs and expenses...........      22,504      22,561      74,880      87,269      97,246
                                                   ----------  ----------  ----------  ----------  ----------
Income from operations...........................       7,362       8,702      25,760      30,564      35,122
Other (income) expense:
  Interest expense, net..........................       8,495       7,697      19,279      19,921      17,470
  Merger and other costs.........................       1,199      --           1,660      10,238         571
  Other income, net..............................        (408)       (419)       (268)       (469)     (4,012)
                                                   ----------  ----------  ----------  ----------  ----------
    Total other (income) expense.................       9,286       7,278      20,671      29,690      14,029
                                                   ----------  ----------  ----------  ----------  ----------
Income (loss) before income taxes and
  extraordinary loss.............................      (1,924)      1,424       5,089         874      21,093
Income taxes (benefit)...........................      --               4         844       2,450      (6,836)
                                                   ----------  ----------  ----------  ----------  ----------
Income (loss) before extraordinary loss..........      (1,924)      1,420       4,245      (1,576)     27,929
Extraordinary loss from early extinguishment of
  debt...........................................       2,491      --             197       8,462       2,215
                                                   ----------  ----------  ----------  ----------  ----------
Net income (loss) (1)............................  $   (4,415) $    1,420  $    4,048  $  (10,038) $   25,714
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
Weighted average shares outstanding..............   1,763,502   2,487,174   6,156,387   6,109,398   9,921,822
Income (loss) before extraordinary loss per
  share..........................................  $    (1.09) $      .57  $      .69  $     (.26) $     2.81
Extraordinary loss per share.....................       (1.41)     --            (.03)      (1.38)      (0.22)
                                                   ----------  ----------  ----------  ----------  ----------
Net income (loss) per share (1)..................  $    (2.50) $      .57  $      .66  $    (1.64) $     2.59
                                                   ----------  ----------  ----------  ----------  ----------
                                                   ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital (deficit)......................  $      616  $   (3,609) $    2,099  $   (1,554) $   26,880
  Total assets...................................      46,991     167,948     238,952     232,522     384,148
  Long-term debt, net of current portion.........      54,739     132,123     173,327     171,745     226,693
  Total stockholders' equity (deficit)...........     (15,408)        162       9,887       9,460      93,532

------------------------

(1) Net income (loss) and related per share amounts include the following nonrecurring and extraordinary charges and benefits:

Merger, financing and other costs
  (a)............................................   $  (1,199)  $  --       $  (1,602)  $  (9,554)  $    (354)
Tax benefits (b).................................      --          --          --          --          13,950
Extraordinary loss from early
  extinguishment of debt (c).....................      --          --            (197)     (8,462)     (2,215)
                                                    ---------   ---------   ---------   ---------   ---------
                                                    $  (1,199)  $  --       $  (1,799)  $ (18,016)  $  11,381
                                                    ---------   ---------   ---------   ---------   ---------
                                                    ---------  ---------  ---------  ---------  ---------

    (a) Consists of costs incurred in connection with the Combination and a prior merger, an uncompleted public offering of the Company's common stock, an uncompleted debt offering, uncompleted acquisitions and debt refinancing costs, net of associated income taxes of $58 in 1994, $684 in 1995 and $217 in 1996.

    (b) Includes sale of Puerto Rico tax credits of $3,400 (net of related expenses), reflected in other income, and the recognition of $11,750 in deferred income tax benefits recorded as a credit to tax expense, both effects related to tax credits generated by Suiza-Puerto Rico, partially offset by additional income tax expense of $1,200 related to the sale of the tax credits.

    (c) Net of associated income taxes of $700 in 1995 and $900 in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended December 31, 1996 at pages 18 through 23.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following information is set forth in the Company's Annual Report to Stockholders for the year ended December 31, 1996, which is incorporated herein by reference: all Consolidated Financial Statements, pages 24 through 27; all Notes to Consolidated Financial Statements, pages 28 through 42; and the "Independent Auditors' Report", page 43. With the exception of the information herein expressly incorporated by reference, the Company's Annual Report to Stockholders for the year ended December 31, 1996 is not deemed filed as part of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to the Company's proxy statement for the May 13, 1997 Annual Meeting of Stockholders under the caption "Executive Officers and Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference to the Company's proxy statement for the May 13, 1997 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information," provided that the Performance Graph and the Compensation Committee's and Stock Option Committee's Report on Executive Compensation are expressly not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to the Company's proxy statement for the May 13, 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by Reference to the Company's proxy statement for the May 13, 1997 Annual Meeting of Stockholders under the captions "Executive Compensation and Other Information--Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     The following consolidated financial statements are incorporated by reference to the
           Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 attached hereto:

                      Consolidated Balance Sheets as of December 31, 1996 and 1995

                      Consolidated Statements of Operations for the fiscal years ended December 31,
                      1996, 1995 and 1994

                      Consolidated Statements of Shareholders' Equity for the fiscal years ended
                      December 31, 1996, 1995 and 1994

                      Consolidated Statements of Cash Flows for the fiscal years ended December 31,
                      1996, 1995 and 1994

                      Notes to Consolidated Financial Statements

                      Independent Auditors' Report of Deloitte & Touche LLP

(a)(2)     Financial Statement Schedules

                      No financial statement schedules are required as all material required information is disclosed in the notes to the Company's Consolidated Financial
                      Statements.

(a)(3)     Management Contract or Compensatory Plan

                      See Index to Exhibits on Page 16. Each of the following Exhibits described on the
                      Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1 through 10.12.

(b)        Reports on Form 8-K

           (1)        Form 8-K filed on September 20, 1996 to report the acquisition of Garrido.

           (2)        Form 8-K/A filed on September 24, 1996, amending the Form 8-K filed on September
                      20, 1996, containing Item 7, historical and pro forma financial statements for
                      Garrido.

           (3)        Form 8-K filed on September 24, 1996 to report the acquisition of Swiss Dairy.

           (4)        Form 8-K/A filed September 25, 1996, amending the Form 8-K filed on September 20,
                      1996 and Form 8-K filed on September 24, 1996, containing the acquisition agreement for Garrido.

           (5)        Form 8-K filed on December 31, 1996 to report the acquisition of Model Dairy.

(c)        Exhibits

                      See Index to Exhibits on Page 16.

(d)        Financial Statement Schedules

                      No financial statement schedules are required as all material required information is disclosed in the notes to the Company's Consolidated Financial
                      Statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SUIZA FOODS CORPORATION

                                By:             /s/ GREGG L. ENGLES
                                     -----------------------------------------
                                                  Gregg L. Engles
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

                                By:              /s/ TRACY L. NOLL
                                     -----------------------------------------
                                                   Tracy L. Noll
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                          AND PRINCIPAL ACCOUNTING OFFICER

Dated March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ GREGG L. ENGLES
------------------------------           Director             March 28, 1997
       Gregg L. Engles

    /s/ CLETES O. BESHEARS
------------------------------           Director             March 28, 1997
      Cletes O. Beshears

    /s/ HECTOR M. NEVARES
------------------------------           Director             March 28, 1997
      Hector M. Nevares

    /s/ GAYLE O. BESHEARS
------------------------------           Director             March 28, 1997
      Gayle O. Beshears

     /s/ STEPHEN L. GREEN
------------------------------           Director             March 28, 1997
       Stephen L. Green

    /s/ ROBERT L. KAMINSKI
------------------------------           Director             March 28, 1997
      Robert L. Kaminski

     /s/ DAVID F. MILLER
------------------------------           Director             March 28, 1997
       David F. Miller

     /s/ P. EUGENE PENDER
------------------------------           Director             March 28, 1997
       P. Eugene Pender

     /s/ ROBERT PICCININI
------------------------------           Director             March 28, 1997
       Robert Piccinini

                               INDEX TO EXHIBITS

 EXHIBIT
  NUMBER    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------

2.1**       Amended and Restated Reorganization Agreement

3.1**       Certificate of Incorporation of the Company

3.2**       Certificate of Amendment of Certificate of Incorporation of the Company

3.3**       Certificate of Correction of Certificate of Amendment of Certificate of Incorporation

3.4**       Certificate of Amendment of Certificate of Amendment of Certificate of Incorporation of the Company

3.5**       Bylaws of the Company

4.1**       Specimen of Common Stock Certificate

4.2**       Registrations Rights (Exhibit G-2 to Amended and Restated Reorganization Agreement)

10.1**      Suiza Foods Corporation Exchange Stock Option and Restricted Stock Option Plan

10.2**      Exchange Stock Option and Restricted Stock Agreement between the Company and
            Cletes O. Beshears

10.3**      Exchange Stock Option Agreement between the Company and Gayle O. Beshears

10.4**      Exchange Stock Option Agreement between the Company and Gayle O. Beshears

10.5***     Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan

10.6**      Employment Agreement between Suiza Management Corporation and Gregg L. Engles

10.7**      Amendment No. 1 to Employment Agreement between Suiza Management Corporation and Gregg L. Engles

10.8**      Employment Agreement between Suiza Management Corporation and Cletes O. Beshears

10.9**      Amendment No. 1 to Employment Agreement between Suiza Management Corporation and Cletes O. Beshears

10.10**     Employment Agreement between Suiza Dairy Corporation, Suiza Fruit Corporation,
            Neva Plastics Manufacturing Corp. and Hector M. Nevares

10.11**     Amendment No. 1 to Hector M. Nevares' Employment Agreement

10.12**     Amendment No. 2 to Hector M. Nevares' Employment Agreement

10.13*      Second Amended and Restated Credit Agreement with First Union National Bank of North Carolina

10.14*      Amended and Restated Supplemental Credit Agreement with First Union National Bank of North Carolina

10.15**     Noncompetition Agreement by and between Velda Farms, L.P. and The Morningstar
            Group Inc.

10.16       Stock Purchase Agreement among G Acquisition Corp. and Jose M. Rodriguez Garrido and Jorge Rodriguez
            Garrido (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K/A filed with the Commission on September 25, 1996 and incorporated herein by this reference)

10.17       Asset Purchase Agreement by and among Suiza Foods Corporation, Swiss Dairy Corporation, a Delaware
            corporation, Swiss Dairy, a Corporation, a California corporation and the principal stockholders of
            Swiss Dairy, a Corporation identified therein (filed as Exhibit 2.1 to the Company's Current Report on
            Form 8-K filed with the Commission on September 24, 1996 and incorporated herein by this reference)

 EXHIBIT
  NUMBER    DESCRIPTION
----------  -------------------------------------------------------------------------------------------------------
10.18       Stock Purchase Agreement by and between T. Rowe Price Small-Corp. Value Fund, Inc. and Suiza Foods
            Corporation (filed as Exhibit 10.24 to the Company's Registration Statement on Form S-1 (Registration
            No. 333-13119) and incorporated herein by this reference)

10.19       Asset Purchase Agreement by and among Suiza Foods Corporation, Model Dairy, Inc., J & T Enterprises,
            Bahan & Bahan, the Estate of Thomas E. Bahan, the Thomas E. Bahan Trust and James N. Bahan (filed as
            Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 31, 1996 and incorporated herein by this reference)

11.1*       Statement re computation of per share earnings

13.1*       Annual Report to Stockholders (only those portions incorporated by reference into the form 10-K are filed herewith)

21.1***     List of Subsidiary Corporations

23.1*       Consent of Deloitte & Touche LLP

27.1*       Financial Data Schedule

------------------------

  * Filed herewith

 ** Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-1858) and incorporated herein by this reference

*** Filed as an Exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-18263) and incorporated herein by this reference