Form 10-Q
period 1997-03-31
SUIZA FOODS CORP
filed 1997-05-14
CIK 931336

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

                                      or

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

    Yes   X     No
        -----      -----

    As of May 9, 1997, the number of shares outstanding of each class of common stock was:

                   Common Stock,  $.01 par value:    15,243,392

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               SUIZA FOODS CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             December 31,        March 31,
                                                                 1996               1997
                                                             ------------        ---------
                                                                                 (Unaudited)
                                                                    (In thousands)
                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $   8,951          $   7,528
  Accounts receivable                                            50,608             49,724
  Inventories                                                    19,228             20,764
  Prepaid expenses and other current assets                       2,754             22,208
  Refundable income taxes                                         2,312                ---
  Deferred income taxes                                           3,672              3,734
                                                              ---------          ---------
      Total current assets                                       87,525            103,958
PROPERTY, PLANT AND EQUIPMENT                                   123,260            128,031
DEFERRED INCOME TAXES                                             8,524              7,938
INTANGIBLE AND OTHER ASSETS                                     164,839            167,594
                                                              ---------          ---------
TOTAL                                                         $ 384,148          $ 407,521
                                                              ---------          ---------
                                                              ---------          ---------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                       $  46,664          $  46,463
  Income taxes payable                                            1,105              2,334
  Current portion of long-term debt                              12,876             16,855
                                                              ---------          ---------
      Total current liabilities                                  60,645             65,652

LONG-TERM DEBT                                                  226,693            140,035
DEFERRED INCOME TAXES                                             3,278              4,103
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; 20,000,000 shares
  authorized, 10,741,729 and 15,153,229 shares issued and
  outstanding, as adjusted                                          107                152
  Additional paid-in capital                                     89,337            181,319
  Retained earnings                                               4,088             16,260
                                                              ---------          ---------
      Total stockholders' equity                                 93,532            197,731
                                                              ---------          ---------
TOTAL                                                         $ 384,148          $ 407,521
                                                              ---------          ---------
                                                              ---------          ---------


              See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                        1996            1997
                                                      ---------     ----------
                                                       (Dollars in thousands,
                                                         except share data)

NET SALES                                             $ 109,035     $  165,125
COST OF SALES                                            82,615        126,569
                                                      ---------     ----------
    GROSS PROFIT                                         26,420         38,556
OPERATING COSTS AND EXPENSES:
    Selling and distribution                             15,502         20,142
    General and administrative                            4,921          8,814
    Amortization of intangibles                             937          1,472
                                                      ---------     ----------
      Total operating costs and expenses                 21,360         30,428
                                                      ---------     ----------
    INCOME FROM OPERATIONS                                5,060          8,128
OTHER (INCOME) EXPENSE:
    Interest expense, net                                 4,616          3,670
    Other income, net                                       (80)       (18,353)
                                                      ---------     ----------
      Total other (income) expense                        4,536        (14,683)
                                                      ---------     ----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS           524         22,811
INCOME TAXES                                                141          7,369
                                                      ---------     ----------
INCOME BEFORE EXTRAORDINARY LOSS                            383         15,442
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT         --         (3,270)
                                                      ---------     ----------
NET INCOME                                            $     383     $   12,172
                                                      ---------     ----------
                                                      ---------     ----------
NET EARNINGS (LOSS) PER SHARE:
    Income before extraordinary loss                  $    0.06     $     1.05
    Extraordinary loss                                       --          (0.22)
                                                      ---------     ----------
    Net income                                        $    0.06     $     0.83
                                                      ---------     ----------
                                                      ---------     ----------
WEIGHTED AVERAGE SHARES OUTSTANDING                   6,953,131     14,744,140
                                                      ---------     ----------
                                                      ---------     ----------

            See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                        (Dollars in thousands)
                                                                        1996             1997
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $      383       $   12,172
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         2,251            3,077
    Amortization of intangible assets, including deferred
     financing costs                                                      1,161            1,697
    Extraordinary loss from early extinguishment of debt                    ---            3,270
    Noncash and imputed interest                                            216              ---
    Deferred income taxes                                                   384            3,661
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                      (1,258)           1,141
      Inventories                                                          (448)          (1,439)
      Prepaid expenses and other assets                                     (15)         (19,526)
      Accounts payable and other accrued expenses                        (1,481)            (538)
      Income taxes payable                                               (1,151)           3,233
                                                                     ----------       ----------
          Net cash provided by operating activities                          42            6,748
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                             (3,433)          (3,948)
  Proceeds from the sale of property, plant and equipment                   229               34
  Cash outflows for acquisitions                                         (3,333)          (5,610)
                                                                     ----------       ----------
          Net cash used in investing activities                          (6,537)          (9,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of debt                                      8,119           28,000
  Repayment of debt                                                      (3,700)        (110,679)
  Payment of deferred financing costs and debt prepayment penalties         ---           (4,670)
  Issuance of common stock, net of expenses                                 ---           88,702
                                                                     ----------       ----------
        Net cash provided by financing activities                         4,419            1,353
                                                                     ----------       ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                    (2,076)          (1,423)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            3,177            8,951
                                                                     ----------       ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    1,101       $    7,528
                                                                     ----------       ----------
                                                                     ----------       ----------

              See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements as of and for the three months ended March 31, 1997 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of and for the three months ended March 31, 1997 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1997.


2.  INVENTORIES
                                                At December 31,   At March 31,
                                                     1996             1997
                                                ---------------   ------------

    Pasteurized and raw milk and raw materials      $  7,693       $  10,319

    Parts and supplies                                 5,584           4,222

    Finished goods                                     5,951           6,223
                                                    --------       ---------
                                                    $ 19,228       $  20,764
                                                    --------       ---------
                                                    --------       ---------

3.  LONG-TERM DEBT
                                                At December 31,   At March 31,
                                                     1996             1997
                                                ---------------   ------------

    Senior credit facility:
      Revolving loan facility                       $  8,600       $   7,100
      Acquisition loan facility                       69,100           3,000
      Term loan facility                             125,000         146,000
    Subordinated notes                                36,000             ---
    Capital lease obligations and other debt             869             790
                                                    --------       ---------
                                                     239,569         156,890
        Less: current portion                        (12,876)        (16,855)
                                                    --------       ---------
                                                    $226,693       $ 140,035
                                                    --------       ---------
                                                    --------       ---------

                               SUIZA FOODS CORPORATION

                                    March 31, 1997

3.  LONG-TERM DEBT (Continued)

    On January 28, 1997, the Company sold 4,270,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at a price to the public of $22.00 per share. The Offering provided net cash proceeds to the Company of approximately $89.0 million. Of this amount, $36.0 million was used to repay subordinated notes and $4.3 million was used to pay prepayment penalties related to the early extinguishment of the subordinated notes, which, along with the related balance of unamortized deferred loan costs and net of related income tax benefits, was reported as an extraordinary loss from the early extinguishment of debt. The remainder of the net proceeds were used to repay a portion of the outstanding balance of the acquisition loan facility of the Company's Senior Credit Facility.

    On March 5, 1997, the Company amended its Senior Credit Facility. Pursuant to this amendment, the Company's term loans were expanded from a $130.0 million facility into a $150.0 million facility. Quarterly amortization payments beginning March 31, 1997 on this facility are $4.0 million, increasing to: 1) $4.5 million on March 31, 1998; 2) $5.0 million on
    March 31, 1999; 3) $5.5 million on March 31, 2000; 4) $6.0 million on
    March 31, 2001; 5) $6.5 million on March 31, 2002, with a final installment of $24.0 million due on March 31, 2003. The Company further amended its Senior Credit Facility to increase the acquisition loan facility from $90.0 million to $100.0 million. The Company is required to pay interest only on amounts drawn under the acquisition loan facility until June 30, 1999, at which time any outstanding balance will convert into a term loan facility with scheduled amortization.

4.  TAXES

    In December 1995, the Commonwealth of Puerto Rico adopted the Puerto Rico Agricultural Tax Incentives Act of 1995, which reduced the effective income tax rate for qualified agricultural businesses from 39% to 3.9% and provided for a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico. During 1996, the Company made investments in its Suiza-Puerto Rico dairy, fruit, plastics and coffee operations, all of which were certified as qualified agricultural businesses in Puerto Rico during 1996.

    During 1996, the Company recognized $15.75 million in tax credits related to qualifying investment made in its Puerto Rico dairy subsidiary which met the eligible investment criteria of this act. However, in 1996 the Company did not recognize any of the potential tax credits related to its investments in its Puerto Rico fruit, plastics and coffee operations since certain rulings in 1996 by Puerto Rico tax authorities created uncertainty as to whether these investments met the eligible investment criteria of the act and whether these additional tax credits had been earned.

                                SUIZA FOODS CORPORATION

                                    March 31, 1997

4.  TAXES (continued)

    During the first quarter of 1997, the Company obtained a ruling from the Commonwealth of Puerto Rico confirming that its investments in its Suiza-Puerto Rico fruit and plastics subsidiaries qualified for the 50% tax credit. Accordingly, in March 1997, the Company recognized a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes) for earned tax credits which at March 31, 1997, it had agreed to sell to third parties. Such earned tax credits are reflected in current assets at March 31, 1997. In April 1997, the Company completed the sale of substantially all of these tax credits to the third parties.

    The Company is currently investigating whether its investment in its coffee operations will qualify for additional tax credits based on recent rulings by Puerto Rico tax authorities and is awaiting a ruling from the Treasury Department in Puerto Rico on the availability of such tax credits. If the Company ultimately qualifies for such credits, the Company will account for these tax benefits as an adjustment of the purchase price, which would result in a reduction of goodwill.

5.  ACQUISITIONS

    During the quarter, the Company acquired three small ice businesses for total consideration of approximately $8.9 million. Of this amount, $5.6 million was paid in cash from existing cash resources or borrowings from the Company's acquisition loan facility and approximately $3.3 million was financed through the issuance of 133,000 shares of the Company's common stock. Estimated annual sales of these ice companies are $4.1 million.

6.  STOCKHOLDERS' EQUITY

    On January 28, 1997, the Company sold 4,270,000 shares of common stock, $.01 par value per share, in a public offering at a price to the public of $22.00 per share. On March 12, 1997, the Company issued 133,000 shares of its common stock in partial consideration of the purchase of an ice company. Following these transactions, the Company had 15,153,229 shares of common stock issued and outstanding.

7.  SUBSEQUENT EVENTS

    In April 1997, the Company acquired five additional ice companies for approximately $10.1 million, bringing the total number of acquired ice companies in 1997 to eight, with estimated aggregate annual sales in excess of $12.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods is a leading manufacturer and distributor of fresh milk products and refrigerated ready-to-serve fruit drinks and coffee in Puerto Rico, fresh milk and related dairy products in Florida, California and Nevada, and packaged ice in Florida and the southwestern United States. The Company has grown primarily through strategic and consolidating acquisitions. Through these acquisitions, the Company has realized regional economies of scale and operating efficiencies by consolidating manufacturing and distribution operations in each of its core businesses. The Company conducts its dairy operations through several Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy") and Model Dairy, Inc. ("Model Dairy") and its ice operations through Reddy Ice Corporation ("Reddy Ice"). Each of these subsidiaries is a strong regional competitor with an established reputation for customer service and product quality. These subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, other retail outlets, schools and institutional food service customers.

On April 22, 1996, the Company sold 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "IPO") at a price to the public of $14.00 per share. Prior to the IPO, there was no public market for the Company's stock. The IPO provided net cash proceeds to the Company of approximately $48.6 million. On August 7, 1996, the Company sold 625,000 shares of its common stock in a private placement to a single investor, which provided net cash proceeds to the Company of approximately $9.7 million. On January 28, 1997 the Company sold 4,270,000 shares of its common stock in a public offering at a price to the public of $22.00 per share, providing net cash proceeds to the Company of approximately $89.0 million. On March 12, 1997 the Company issued 133,000 of its common stock in partial consideration for the purchase of an ice company. As of March 31, 1997 the Company had 15,153,229 shares of common stock issued and outstanding.

Outlook and Uncertainties

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy, significant competition, limitations arising from the Company's substantial indebtedness, government regulation, seasonality and dependence on key management. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, a copy of which may be obtained from the Company upon request.

Results of Operations

The Company currently operates in two distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico, Velda Farms, Swiss Dairy and Model Dairy; and Ice, which includes Reddy Ice.

                                            Three months ended March 31,
                                      -------------------------------------------
                                                Percent to             Percent to
                                        1996     Net Sales     1997     Net Sales
                                      --------  ----------   --------  ----------
Net sales:
  Dairy                               $102,214               $156,876
  Ice                                    6,821                  8,249
                                      --------               --------
    Net sales                          109,035     100.0%     165,125     100.0%
Cost of sales                           82,615      75.8      126,569      76.7
                                      --------     -----     --------     -----
    Gross profit                        26,420      24.2       38,556      23.3

Operating expenses:
  Selling and distribution              15,502      14.2       20,142      12.2
  General and administrative             4,921       4.5        8,814       5.3
  Amortization of intangibles              937        .9        1,472       0.9
                                      --------     -----     --------     -----
    Total operating expenses            21,360      19.6       30,428      18.4

Operating income (loss):
  Dairy                                  6,444       5.9       10,949       6.6
  Ice                                     (476)     (0.5)        (958)     (0.6)
  Corporate office                        (908)     (0.8)      (1,863)     (1.1)
                                      --------     -----     --------     -----
    Total operating income            $  5,060       4.6%    $  8,128       4.9%
                                      --------     -----     --------     -----
                                      --------     -----     --------     -----

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

NET SALES. The Company's net sales increased 51.4% to $165.1 million in the first quarter of 1997 from $109.0 million in 1996. Dairy net sales increased 53.5% or $54.7 million to $156.9 million in the first quarter of 1997, primarily due to (i) the acquisitions of Garrido y Compania into Suiza-Puerto Rico, Swiss Dairy and Model Dairy in the last half of 1996, (ii) an increase in prices charged for milk resulting from increased raw milk costs compared to the first quarter of last year and (iii) increased unit volumes in operations owned for more than one year. Ice net sales increased 20.9% or $1.4 million to $8.2 million in the first quarter of 1997 due to the acquisition of eleven ice businesses during 1996 and three in early 1997.

COST OF SALES. The Company's cost of sales increased $44.0 million, resulting in an increase in the cost of sales margin to 76.7% in the first quarter of 1997 from 75.8% in 1996. The increase in Dairy cost of sales was primarily due to the aforementioned acquisitions. Dairy cost of sales margins increased due to the acquisitions of Swiss Dairy and Model Dairy in the last half of 1996, which have higher inherent cost of sales margins than the other dairy operations. Ice cost of sales increased as a result of the increased sales volumes primarily resulting from several acquisitions. Ice cost of sales margins decreased, reflecting additional efficiencies realized from acquired business and increased volumes.

OPERATING EXPENSES. The Company's operating expenses increased $9.1 million in the first quarter of 1997, while the operating expense margin decreased to 18.4% in the 1997 period from 19.6% in the 1996 period. Dairy operating expense margins decreased in the first quarter comparison primarily because of the addition of Swiss Dairy during the last half of 1996, which had lower operating expense margins than the other operations. Ice operating expenses increased due to a heightened emphasis on selling and marketing and due to added delivery costs at acquired businesses.

OPERATING INCOME. The Company's operating income increased 60.6% to $8.1 million in the first quarter of 1997 from $5.1 million in the first quarter of 1996 as a result of the aforementioned acquisitions during the last half of 1996. The Company's operating income margin increased to 4.9% in the first quarter of 1997 from 4.6% in the first quarter of 1996 primarily due to the acquisitions and due to operating expense efficiencies.

OTHER (INCOME) EXPENSE. Interest expense declined to $3.7 million in the first quarter of 1997 from $4.6 million in the first quarter of 1996 primarily due to a decrease in interest rates from the repayment of certain subordinated notes in 1996 and 1997 and lower average debt levels during the 1997 period. Other income rose to $18.4 million in the first quarter of 1997 primarily as a result of the nonrecurring gain of $18.1 million from the recognition of tax credits as discussed in footnote 4 to the condensed consolidated financial statements.

EXTRAORDINARY ITEMS. The Company incurred a $3.3 million extraordinary loss (net of a $2.0 million tax benefit) on January 28, 1997 related to the losses on the early extinguishment of subordinated debt, which included the write-off of deferred financing costs and certain prepayment penalties.

NET INCOME. The Company reported net income of $12.2 million in the first quarter of 1997 ($3.9 million excluding the nonrecurring gain from the recognition of tax credits and the extraordinary loss) compared to net income of $0.4 million in the first quarter of 1996.

Seasonality

The Company's Ice business is seasonal with peak demand for its products occurring during the second and third calendar quarters. Over the past two fiscal years, the Company's Ice business has recorded an average of approximately 69% of it annual net sales during these two quarters. While this percentage for the second and third quarters has remained relatively constant over recent years, the timing of the hottest summer weather can impact the distribution of sales between these two quarters.

Liquidity and Capital Resources

As of March 31, 1997, the Company had total stockholders' equity of $197.7 million and total indebtedness of $156.9 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

CASH FLOW. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $6.7 million for the first quarter of 1997 as contrasted with net cash provided by operations of less than $0.1 million for the first quarter of 1996. Investing activities in the first quarter of 1997 included approximately $4.0 million in capital expenditures of which $2.8 million was spent at Dairy and $1.2 million was spent at Ice. Investing activities also included $5.6 million for acquisitions.

FUTURE CAPITAL REQUIREMENTS. During the remainder of 1997, the Company intends to invest approximately $12.4 million in addition to the $4.0 million spent during the first quarter in its manufacturing facilities and distribution capabilities. Of these amounts, Dairy intends to spend approximately $11.6 million for the year to expand and maintain its manufacturing facilities and for fleet replacement and Ice intends to spend a total of approximately $4.8 million in 1997, including $2.7 million for maintenance of existing facilities and $2.1 million to increase production capacity.

On January 28, 1997, the Company sold 4,270,000 shares of newly issued common stock, $.01 par value per share, in a public offering (the "Offering") at a price to the public of $22.00 per share. The Offering provided net cash proceeds to the Company of approximately $89.0 million. Of this amount, $36.0 million was used to repay subordinated notes and $4.3 million was used to pay prepayment penalties related to the early extinguishment of the subordinated notes, which, along with the remaining balance of unamortized deferred loan costs, was reported as an extraordinary loss from the early extinguishment of debt. The remainder of the net proceeds were used to repay a portion of the outstanding balance of the acquisition loan facility of the Company's Senior Credit Facility.

On March 5, 1997 the Company amended its Senior Credit Facility. Pursuant to this amendment the Company's term loans were expanded from a $130.0 million facility into a $150.0 million facility, and the acquisition loan facility was increased from a $90.0 million facility to a $100.0 million facility. Also at March 31, 1997, $42.9 million was available under the revolving loan facility.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for the remainder of 1997 and for the foreseeable future. During the remainder of 1997 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that, in addition to the $97.0 million of availability under the Company's acquisition loan facility, the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy.
There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

Additional Factors That May Affect Future Results

The Company's quarterly operating results may fluctuate in the future as a result of a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's future operating results attributable to its dairy operations include changes in the cost of raw materials, federal, Puerto Rico and state government regulation of the dairy industry and competition. Factors that may adversely affect the Company's quarterly operating results attributable to its ice operations include weather, seasonality and competition. The Company's operating results in the future are also dependent on the ability of the Company to identify suitable acquisition candidates and successfully integrate any acquired businesses into the Company's existing business and retain key customers of acquired businesses. There can be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy.

                                       PART II
                                  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time party to legal proceedings that arise in the ordinary course of business. Management does not believe that the resolution of any threatened or pending legal proceedings will have a material adverse affect on the Company's financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES

On March 12, 1997, the Company acquired PureIce of the South, Inc. ("PureIce") for a purchase price of approximately $5.3 million, plus the assumption of certain indebtedness. The Company paid approximately $3.3 million of the purchase price by issuing an aggregate of 133,000 shares of common stock to the stockholders of PureIce. The issuance of common stock in connection with this acquisition was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriter participated in this transaction.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of the holders of securities of the Company during the period covered by this report.

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

Date:    May 13, 1997