Form 10-Q
period 1997-06-30
SUIZA FOODS CORP
filed 1997-08-12
CIK 931336

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-Q

(Mark One)
    [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997

                                 or

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

    Yes       X          No
         ----------          ------------

    As of August 8, 1997 the number of shares outstanding of each class of common stock was:

                   Common Stock,  $.01 par value:    15,952,005

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                 SUIZA FOODS CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       December 31,   June 30,
                                                           1996         1997
                                                       ----------- ------------
                                                                    (unaudited)
                                                         (In thousands)
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                              $  8,951    $  7,130
  Accounts receivable                                      50,608      50,784
  Inventories                                              19,228      21,536
  Prepaid expenses and other current assets                 2,754       3,369
  Refundable income taxes                                   2,312       ---
  Deferred income taxes                                     3,672       3,796
                                                       ----------- ----------
      Total current assets                                 87,525      86,615
PROPERTY, PLANT AND EQUIPMENT                             123,260     136,281
DEFERRED INCOME TAXES                                       8,524       8,319
INTANGIBLE AND OTHER ASSETS                               164,839     171,091
                                                       ----------- ----------
TOTAL                                                  $  384,148  $  402,306
                                                       ----------- ----------
                                                       ----------- ----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  $  46,664  $  42,118
  Income taxes payable                                       1,105      1,154
  Current portion of long-term debt                         12,876     17,323
                                                       ----------- ----------
      Total current liabilities                             60,645     60,595
LONG-TERM DEBT                                             226,693    128,150
DEFERRED INCOME TAXES                                        3,278      4,928
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share;
   100,000,000 shares authorized, 10,741,729 and
   15,286,968 shares issued and outstanding                    107        153
  Additional paid-in capital                                89,337    183,263
  Retained earnings                                          4,088     25,217
                                                       ----------- ----------
      Total stockholders' equity                            93,532    208,633
                                                       ----------- ----------
TOTAL                                                   $  384,148 $  402,306
                                                       ----------- ----------
                                                       ----------- ----------

              See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                              Three months ended June 30,     Six months ended June 30,
                                                  1996            1997           1996           1997
                                                  ----            ----           ----           ----
                                                       (Dollars in thousands, except share data)

NET SALES                                     $  116,272      $  171,694    $  225,307      $  336,819
COST OF SALES                                     83,302         125,478       165,917         252,047
                                             -----------     -----------     ---------      ----------
  GROSS PROFIT                                    32,970          46,216        59,390          84,772
OPERATING COSTS AND EXPENSES:
   Selling and distribution                       17,180          22,102        32,682          42,244
   General and administrative                      4,884           7,583         9,805          16,397
   Amortization of intangibles                     1,023           1,510         1,960           2,982
                                             -----------     -----------     ---------      ----------
     Total operating costs and expenses           23,087          31,195        44,447          61,623
                                             -----------     -----------     ---------      ----------
  INCOME FROM OPERATIONS                           9,883          15,021        14,943          23,149
OTHER (INCOME) EXPENSE:
  Interest expense, net                            3,872           2,910         8,488           6,580
  Other income, net                                 (172)           (222)         (252)        (18,575)
                                             -----------     -----------     ---------      ----------
    Total other (income) expense                   3,700           2,688         8,236         (11,995)
                                             -----------     -----------     ---------      ----------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY LOSS                                 6,183          12,333         6,707          35,144
INCOME TAXES                                       1,630           3,376         1,771          10,745
                                             -----------     -----------     ---------      ----------
INCOME BEFORE EXTRAORDINARY LOSS                   4,553           8,957         4,936          24,399
EXTRAORDINARY LOSS FROM EARLY
EXTINGUISHMENT OF DEBT                            (2,215)        ---            (2,215)         (3,270)
                                             -----------     -----------     ---------      ----------
NET INCOME                                   $     2,338     $     8,957    $    2,721     $    21,129
                                             -----------     -----------     ---------      ----------
                                             -----------     -----------     ---------      ----------
NET EARNINGS (LOSS) PER SHARE:
  Income before extraordinary loss           $      0.46     $      0.55    $     0.58     $      1.57
  Extraordinary loss                               (0.22)        ---             (0.26)          (0.21)
                                             -----------     -----------     ---------      ----------
  Net income                                 $      0.24     $      0.55    $     0.32     $      1.36
                                             -----------     -----------     ---------      ----------
                                             -----------     -----------     ---------      ----------
WEIGHTED AVERAGE SHARES OUTSTANDING            9,921,715      16,342,250     8,455,332      15,509,388
                                             -----------     -----------     ---------      ----------
                                             -----------     -----------     ---------      ----------



            See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                                       Six months ended June 30,
                                                                        (Dollars in thousands)
                                                                          1996          1997
                                                                       ---------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  2,721    $  21,129
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        4,479        6,512
      Amortization of intangible assets, including deferred
        financing costs                                                    2,297        3,401
      Loss on the sales of assets                                             20           38
      Extraordinary loss from early extinguishment of debt                 2,215        3,270
      Noncash and imputed interest                                           236         ---
      Deferred income taxes                                                  767        1,731
      Changes in operating assets and liabilities:
          Accounts and notes receivable                                   (2,625)         104
          Inventories                                                       (899)      (2,082)
          Prepaid expenses and other assets                                   37       (1,676)
          Accounts payable and other accrued expenses                     (1,959)      (4,465)
          Income taxes payable                                              (511)       5,535
                                                                       ---------    ----------
             Net cash provided by operating activities                     6,778       33,497
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                            (7,984)      (9,067)
    Proceeds from the sale of property, plant and equipment                  245           67
    Cash outflows for acquisitions                                        (4,176)     (16,278)
                                                                       ---------    ----------
          Net cash used in investing activities                          (11,915)     (25,278)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of debt                                     8,653       28,000
    Repayment of debt                                                    (52,322)    (122,096)
    Payment of deferred financing costs and debt prepayment penalties     (1,800)      (4,970)
    Issuance of common stock, net of expenses                             48,608       89,026
                                                                       ---------    ----------
        Net cash provided by (used in) financing activities                3,139      (10,040)
                                                                       ---------    ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,998)      (1,821)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             3,177        8,951
                                                                       ---------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  1,179     $  7,130
                                                                       ---------    ----------
                                                                       ---------    ----------


              See notes to condensed consolidated financial statements.

                               SUIZA FOODS CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1997

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1997.

2.  INVENTORIES
                                                At December 31,    At  June 30,
                                                     1996              1997
                                                 -----------        -----------
    Pasteurized and raw milk and raw materials   $     7,693        $    9,795
    Parts and supplies                                 5,584             6,067
    Finished goods                                     5,951             5,674
                                                 -----------        -----------
                                                 $    19,228        $   21,536
                                                 -----------        -----------
                                                 -----------        -----------


3.  LONG-TERM DEBT
                                                At December 31,    At  June 30,
                                                     1996              1997
                                                 -----------        -----------
    Senior credit facility:
      Revolving loan facility                  $       8,600      $      2,800
      Acquisition loan facility                       69,100             ---
      Term loan facility                             125,000           142,000
    Subordinated notes                                36,000             ---
    Capital lease obligations and other debt             869               673
                                                 -----------        -----------
                                                     239,569           145,473
      Less: current portion                          (12,876)          (17,323)
                                                 -----------        -----------
                                                $    226,693       $   128,150
                                                 -----------        -----------
                                                 -----------        -----------

                               SUIZA FOODS CORPORATION

                                    JUNE 30, 1997

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

    On July 31, 1997, the Company amended its Senior Credit Facility to provide for an aggregate of $700.0 million comprised of: (i) a $150.0 million term loan; (ii) a $50.0 million revolving credit facility;
    (iii) a $325.0 million revolving acquisition facility, and (iv) a $175.0 million acquisition term loan. Under the terms of the Senior Credit Facility, the $150.0 million term loan will be amortized over six years beginning September 30, 1997 and the revolving credit facility expires on September 30, 2003. The availability under the revolving acquisition facility will decrease at the end of each calendar quarter beginning December 31, 2000 by $20.3 million until December 31, 2002, when it begins reducing by $40.6 million each quarter until maturity on September 30, 2003. The $175.0 million acquisition term loan will be amortized over five years beginning December 31, 1999. Amounts outstanding under the Senior Credit Facility will bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) the sum of a base rate equal to the higher of the Federal Funds rates plus 50 basis points or First Union National Bank's prime commercial lending rate, plus a margin that varies from 0 to 50 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility); or (ii) The London Interbank Offered Rate ("LIBOR") plus a margin that varies from 75 to 150 basis points depending on the Company's ratio of defined indebtedness to EBITDA. The Company will pay a commitment fee on unused amounts of the revolving facility and the revolving acquisition facility that ranges from 20 to 37.5 basis points, based on the Company's ratio of defined indebtedness to EBITDA.

                         SUIZA FOODS CORPORATION

                            JUNE 30, 1997

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

    During the first quarter of 1997, the Company obtained a ruling from the Commonwealth of Puerto Rico confirming that its investments in its Suiza-Puerto Rico fruit and plastics subsidiaries qualified for the 50% tax credit. Accordingly, in March 1997, the Company recognized a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes) for earned tax credits which at March 31, 1997, it had agreed to sell to third parties.
    During the second quarter of 1997, the Company completed the sale of substantially all of these tax credits to the third parties.

    The Company is currently investigating whether its investment in its coffee business will qualify for additional tax credits based on recent rulings by Puerto Rico tax authorities and is awaiting a ruling from the Treasury Department in Puerto Rico on the availability of such tax credits. If the Company ultimately qualifies for such credits, the Company will account for these tax benefits as an adjustment of the purchase price of the coffee business, which would result in a reduction of goodwill.

5.  ACQUISITIONS

    During the quarter, the Company acquired four small ice businesses for total consideration of approximately $10.7 million. Estimated annual sales of these ice companies are $8.3 million. Since June 30, 1997, the Company has acquired three ice companies for approximately $5.9 million, bringing the total number of acquired ice companies in 1997 to ten, with estimated aggregate annual sales of $15.8 million.

    On July 1, 1997, the Company completed the acquisition of substantially all the assets of Dairy Fresh L.P., a Delaware limited partnership ("Dairy Fresh"), for approximately $104.5 million in cash (subject to adjustment and excluding transaction costs), plus the assumption of certain current liabilities. Dairy Fresh is a manufacturer of fresh milk and ice cream products based in Winston-Salem, North Carolina. During its fiscal year ended December 31, 1996,

                               SUIZA FOODS CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

                                   JUNE 30, 1997


5.  ACQUISITIONS (continued)

    Dairy Fresh reported net sales of approximately $117.0 million throughout the southeastern United States. The Company will use the acquired assets to continue operating the business previously operated by Dairy Fresh. The Company financed the acquisition with borrowings under its Senior Credit Facility.

    On July 31, 1997 the Company completed the purchase of all the outstanding stock of three affiliated dairy manufacturing and distribution companies, as well as an affiliated water bottling and distribution company, and 16 affiliated plastic manufacturing companies headquartered in Franklin, Massachusetts (collectively, the "Garelick Companies"). In connection with this acquisition the Company paid aggregate cash consideration of approximately $293.7 million (subject to adjustment and excluding transaction costs) and issued 446,100 shares of common stock to acquire the outstanding stock and repay existing indebtedness of the Garelick Companies. The combined businesses operated by the Garelick Companies reported net sales of approximately $363 million during the fiscal year ended September 30, 1996. The dairy operations of the Garelick Companies are operated through Garelick Farms in Franklin, Massachusetts, Fairdale Farms in Bennington, Vermont, and Grant's Dairy in Bangor, Maine. The Garelick Companies also operate the Miscoe Springs water bottling company in Mendon, Massachusetts and 16 plastic bottle manufacturing operations located in Connecticut, Florida, Georgia, Illinois, Louisiana, Maine, Massachusetts, New Jersey, North Carolina, Ohio, Pennsylvania, Texas and Virginia. The acquisition of the Garelick Companies expands the geographic presence of the Company's dairy operations into the northeastern United States and expands the Company's operations into the related business of plastic container manufacturing.

    In connection with the acquisition of the Garelick Companies, the Company increased the size of its Senior Credit Facility from $300.0 million to $700.0 million in the aggregate (see footnote 3 - Long-Term Debt).


6.  STOCKHOLDERS' EQUITY

    On January 28, 1997, the Company sold 4,270,000 shares of common stock, $.01 par value per share, in a public offering at a price to the public of $22.00 per share. On March 12, 1997, the Company issued 133,000 shares of its common stock in partial consideration of the purchase of an ice company. As of June 30, 1997 the Company had 15,286,968 shares of common stock issued and outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods is a leading manufacturer and distributor of fresh milk and related dairy products, plastic containers and packaged ice in the United States. The Company has grown primarily through strategic and consolidating acquisitions. Through these acquisitions, the Company has realized regional economies of scale and operating efficiencies by consolidating manufacturing and distribution operations in each of its core businesses. The Company conducts its dairy operations through several Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms"), its plastics operations through Franklin Plastics, Inc. and its subsidiaries ("Franklin Plastics" or "Plastics") and its ice operations through Reddy Ice Corporation ("Reddy Ice"). Each of these subsidiaries is a strong regional competitor with an established reputation for customer service and product quality. The Company's dairy and ice subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, other retail outlets, schools and institutional food service customers.

On April 22, 1996, the Company sold 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "IPO") at a price to the public of $14.00 per share. Prior to the IPO, there was no public market for the Company's stock. The IPO provided net cash proceeds to the Company of approximately $48.6 million. On August 7, 1996, the Company sold 625,000 shares of its common stock in a private placement to a single investor, which provided net cash proceeds to the Company of approximately $9.7 million. On January 28, 1997 the Company sold 4,270,000 shares of its common stock in a public offering at a price to the public of $22.00 per share, providing net cash proceeds to the Company of approximately $89.0 million. On March 12, 1997 the Company issued 133,000 of its common stock in partial consideration for the purchase of an ice company. As of June 30, 1997 the Company had 15,286,968 shares of common stock issued and outstanding. In addition, in connection with the acquisition of the Garelick Companies, the Company issued 446,100 shares of common stock.

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

Results of Operations

The Company currently operates in two distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico, Velda Farms, Swiss Dairy and Model Dairy; and Ice, which includes Reddy Ice. Beginning in the Company's third fiscal quarter, Dairy operations will include Dairy Fresh and Garelick Farms and the Company will begin operating in the plastics business under its Franklin Plastics subsidiaries.


                                    Three months ended June 30,                             Six months ended June 30,
                                         Percent to              Percent to              Percent to             Percent to
                                 1996    Net Sales        1997    Net Sales       1996    Net Sales    1997      Net Sales
                                -----    ----------       ----    ----------      ----   ----------    -----    ----------
 Net sales:
    Dairy                      $  99,876              $  153,417              $  202,090          $  310,293
    Ice                           16,396                  18,277                  23,217              26,526
                              ----------               ---------              ----------          ----------
        Net sales                116,272     100.0%      171,694     100.0%      225,307   100.0%    336,819     100.0%
 Cost of sales                    83,302      71.6       125,478      73.1       165,917    73.6     252,047      74.8
                              ----------     -----     ---------     -----    ----------   -----  ----------     ------
        Gross profit              32,970      28.4        46,216      26.9        59,390    26.4      84,772      25.2

 Operating expenses:
    Selling and distribution      17,180      14.8        22,102      12.9        32,682   14.5       42,244      12.5
    General and administrative     4,884       4.2         7,583       4.4         9,805    4.4       16,397       4.9
    Amortization of intangibles    1,023       0.9         1,510       0.9         1,960    0.9        2,982       0.9
                              ----------     -----     ---------     -----    ----------   -----  ----------     ------
     Total operating expenses     23,087      19.9        31,195      18.2        44,447   19.8       61,623      18.3

 Operating income (loss):
    Dairy                          5,660       4.9        12,438       7.2        12,120    5.3       23,492       7.0
    Ice                            4,901       4.2         3,989       2.3         4,428    2.0        3,151       0.9
    Corporate office                (678)     (0.6)      ( 1,406)     (0.8)       (1,605)  (0.7)      (3,494)     (1.0)
                              ----------     -----     ---------     -----    ----------   -----  ----------     ------
        Total operating income  $  9,883       8.5%    $  15,021       8.7%    $  14,943    6.6%   $  23,149       6.9%
                              ----------     -----     ---------     -----    ----------   -----  ----------     ------
                              ----------     -----     ---------     -----    ----------   -----  ----------     ------


SECOND QUARTER AND YEAR-TO-DATE 1997 COMPARED TO SECOND QUARTER AND YEAR-TO-DATE 1996

NET SALES.    The Company's net sales increased by 47.7% and 49.5% for the second quarter and first six months of 1997 when compared to like periods of 1996. Dairy net sales increased by 53.6% and 53.5% for the second quarter and first six months of 1997 when compared to like periods of 1996, primarily due to
(i) the acquisitions of Garrido y Compania into Suiza-Puerto Rico, Swiss Dairy and Model Dairy in the last half of 1996, (ii) an increase in prices charged for milk resulting from increased raw milk costs compared to the second quarter and first six months of last year and (iii) increased unit volumes in Suiza - Puerto Rico and Velda Farms. Ice net sales increased by 11.5% and 14.3% for the second quarter and first six months of 1997 when compared to like periods of 1996 due to the acquisition of eleven ice businesses during 1996 and seven in the first six months of 1997.

COST OF SALES.   The Company's cost of sales margins were 73.1% and 74.8% for the second quarter and first six months of 1997 compared to 71.6 % and 73.6% for the same periods in 1996. Dairy cost of sales margins were essentially unchanged from the prior year, as higher inherent cost of sales margins at Swiss Dairy and Model Dairy were offset by increased volumes at the other dairy operations. Ice cost of sales margins increased reflecting lower unit volumes due to unseasonably cool weather during the second quarter of 1997 when compared to the second quarter of 1996.

OPERATING EXPENSES.     The Company's operating expense ratios were 18.2% and
18.3% for the second quarter and first six months of 1997 compared to 19.9% and 19.8% for the same periods in 1996. Dairy operating expense margins decreased in the quarter and six month comparisons because of (i) the addition of Swiss Dairy during the last half of 1996, which had lower operating expense margins than the other operations and (ii) more efficient operations at dairies owned for more than one year. Ice operating expense margins increased due to the increased level of operating expense related to acquired businesses and due to reduced volumes related to unseasonably cool weather during the second quarter of 1997.

OPERATING INCOME. The Company's operating income increased 52.0% to $15.0 million in the second quarter of 1997 from $9.9 million in the second quarter of 1996 primarily as a result of the aforementioned acquisitions during the last half of 1996. For the first six months of 1997, operating income was $23.1 million, an increase of 54.9% from 1996 operating income of $14.9 million. The Company's operating income margin increased to 8.7% in the second quarter of 1997 from 8.5% in the second quarter of 1996 and increased to 6.9% in the first six months of 1997 from 6.6% in the first six months of 1996 primarily due to the acquisitions and to operating expense efficiencies at the Company's Dairy operations.

OTHER (INCOME) EXPENSE. Interest expense declined to $2.9 million in the second quarter of 1997 from $3.9 million in the second quarter of 1996 primarily due to a decrease in interest rates from the repayment of certain subordinated notes in 1996 and 1997 and lower average debt levels during the 1997 period. For the same reasons, interest expense declined to $6.6 million during the first six months of 1997 from $8.5 million in the first six months of 1996. Other income rose to $18.6 million in the first six months of 1997 primarily as a result of the nonrecurring gain of $18.1 million from the recognition of tax credits as discussed below and in footnote 4 to the condensed consolidated financial statements.

EXTRAORDINARY ITEMS.    The Company incurred a $3.3 million extraordinary loss
(net of a $2.0 million tax benefit) on January 28, 1997 related to the losses on the early extinguishment of subordinated debt, which included the write-off of deferred financing costs and certain prepayment penalties. During the second quarter of 1996, the Company incurred $2.2 million in extraordinary costs (net of a $0.9 million tax benefit) as a result of the early extinguishment of debt from the net cash proceeds of the Company's initial public offering.

NET INCOME.   The Company reported net income of $9.0 million in the second quarter of 1997 compared to net income of $2.3 in the second quarter of 1996 ($4.6 million excluding the extraordinary loss). The Company reported net income of $21.1 million in the first six months of 1997 ($12.9 million excluding the nonrecurring after-tax gain from the recognition of tax credits and the extraordinary loss) compared to $2.7 million in the first six months of 1996 ($4.9 million excluding the extraordinary loss).

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

Liquidity and Capital Resources

As of June 30, 1997, the Company had total stockholders' equity of $208.6 million and total indebtedness of $145.5 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

CASH FLOW.    Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $33.5 million for the first six months of 1997 as contrasted with net cash provided by operations of $6.8 million for the first six months of 1996. This increase is partially the result of the sale of certain tax credits earned pursuant to provisions of the Puerto Rico Agriculture Tax Incentives Act of 1995, which generated net proceeds of approximately $11.5 million after taxes. Investing activities in the first six months of 1997 included approximately $9.1 million in capital expenditures of which $5.6 million was spent at Dairy and $3.5 million was spent at Ice. Investing activities also included $16.3 million for acquisitions.

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

In July 1997, the Company acquired substantially all the assets of Dairy Fresh, a regional dairy based in North Carolina, for cash consideration of approximately $104.5 million (subject to adjustment and excluding transaction costs), plus the assumption of certain indebtedness. The purchase price for this acquisition was funded through additional borrowing under the acquisition facility of the Senior Credit Facility.

In July 1997, the Company also acquired the outstanding equity interests of the Garelick Companies. At the closing of this acquisition, the Company paid $293.7 million in cash and issued 446,100 shares of common stock having a value of $15.0 million as of the day prior to the date of execution of the acquisition agreement. Of the 446,100 shares of common stock issued as part of the purchase price, 148,700 shares were issued into escrow, subject to the satisfaction of an earnout provision related to the Garelick Companies' fluids business. The cash portion of the purchase price was funded through additional borrowing under the acquisition facility of the Senior Credit Facility.

FUTURE CAPITAL REQUIREMENTS. During 1997, the Company intends to invest a total of approximately $33.0 million in its manufacturing facilities and distribution capabilities, including planned post-acquisition expenditures for Dairy Fresh and the Garelick Companies. Of this amount, Dairy intends to spend approximately $21.0 million for the year to expand and maintain its manufacturing facilities and for fleet replacement; Ice intends to spend a total of approximately $8.0 million in 1997, including $4.8 million for maintenance of existing facilities and $3.2 million to increase production capacity; and Plastics intends to spend approximately $4.0 million. The Company also plans to substantially expand its Plastics operations, including spending approximately $17.0 million in addition to the amounts noted above during the remainder of 1997 and 1998.

CURRENT DEBT OBLIGATIONS. On March 5, 1997 the Company amended its Senior Credit Facility. Pursuant to this amendment the Company's term loans were expanded from a $130.0 million facility into a $150.0 million facility, and the acquisition loan facility was increased from a $90.0 million facility to a $100.0 million facility. At June 30, 1997, $47.2 million was available under the revolving loan facility.

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

On July 31, 1997, in connection with the acquisition of the Garelick Companies, the Company amended its Senior Credit Facility to provide for an aggregate of $700.0 million comprised of: (i) a $150.0 million term loan; (ii) a $50.0 million revolving credit facility; (iii) a $325.0 million revolving acquisition facility, and (iv) a $175.0 million acquisition term loan. Under the terms of the Senior Credit Facility, the $150.0 million term loan will be amortized over six years beginning September 30, 1997 and the revolving credit facility expires on September 30, 2003. The availability under the revolving acquisition facility will decrease at the end of each calendar quarter beginning December 31, 2000 by $20.3 million until December 31, 2002, when it begins reducing by $40.6 million each quarter until maturity on September 30, 2003. The $175.0 million acquisition term loan will be amortized over five years beginning December 31, 1999. Amounts outstanding under the Senior Credit Facility will bear interest at a rate per annum equal to one of the following rates, at the Company's option:
(i) the sum of a base rate equal to the higher of the Federal Funds rates plus 50 basis points or First Union National Bank's prime commercial lending rate, plus a margin that varies from 0 to 50 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility); or (ii) The London Interbank Offered Rate ("LIBOR") plus a margin that varies from 75 to 150 basis points depending on the Company's ratio of defined indebtedness to EBITDA. The Company will pay a commitment fee on unused amounts of the revolving facility and the revolving acquisition facility that ranges from 20 to 37.5 basis points, based on the Company's ratio of defined indebtedness to EBITDA. After the acquisition of the Garelick Companies on July 31, 1997 the Company had a total of $149.5 million available under the revolving credit facility and the revolving acquisition facility.

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

ITEM 2.  CHANGES IN SECURITIES

On June 10, 1997, the Company issued an additional 15,182 shares of common stock to a former stockholder of PureIce of the South, Inc. ("PureIce"), which was acquired by the Company in March 1997. These additional shares constitute a portion of the purchase price of PureIce. On July 1, 1997, the Company issued an aggregate of 9,000 shares of common stock to the stockholders of Plainview Ice and Cold Storage, Inc. ("Plainview Ice") as part of the purchase price for the assets of Plainview Ice, which were acquired by the Company on June 30, 1997. The total purchase price for the assets of Plainview Ice was $375,000. The issuance of common stock in connection with these acquisitions was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. No underwriter participated in these transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 1997, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following matters to a vote of its stockholders: (i) the election of Messrs. Cletes O. Beshears, David F. Miller, and Hector M. Nevares as Class II directors to serve until the expiration of their terms and until their successors are elected and qualified; (ii) the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share, from 20,000,000 shares to 100,000,000 shares (the "Amendment") ; (iii) the approval of the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan (the "1997 Stock Option Plan") ; (iv) the approval of the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation (the "1997 Stock Purchase Plan"); (v) the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1997. At the Annual Meeting, the stockholders elected the Class II directors noted above, approved the Amendment, the 1997 Stock Option Plan and the 1997 Stock Purchase Plan, and ratified the selection of Deloitte & Touche as the Company's independent auditors. The vote of the stockholders with respect to each such matter was as follows:

    (i)  Election of Class II directors:

         Cletes O. Beshears -     12,657,694 votes for; 1,500 votes withheld.
         David F. Miller -   12,657,694 votes for; 1,500 votes withheld.
         Hector M. Nevares - 12,657,694 votes for; 1,500 votes withheld.

    (ii) Approval of the Amendment

         9,588,604 votes for; 3,060,675 against; 9,915 abstentions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (continued)

     (iii)   Approval of the 1997 Stock Option Plan

             9,441,644 votes for; 2,821,382 votes against; 396,168 abstentions.

     (iv)    Approval of the 1997 Stock Purchase Plan

             12,174,689 votes for; 97,452 votes against; 387,053 abstentions.

     (v)     Ratification of selection of independent auditors

             12,657,769 votes for; 1,225 votes against; 200 abstentions.

ITEM 5.  OTHER INFORMATION

On July 31, 1997, the Company acquired the outstanding equity interests of the privately owned Garelick Companies for aggregate consideration of approximately $308.7 million (subject to adjustment and excluding transaction costs). The Garelick Companies consist of three affiliated dairy manufacturing and distribution companies and an affiliated water bottling and distribution company (collectively, "Garelick Farms"), and 16 affiliated plastic manufacturing companies (collectively, "Franklin Plastics"). The acquisition of the Garelick Companies expands the geographic presence of the Company's dairy operations into the northeastern United States and expands the Company's operations into the related business of manufacturing plastic containers. At the closing of this acquisition, the Company paid $293.7 million in cash and issued 446,100 shares of common stock having a value of $15.0 million as of the day prior to the date of execution of the acquisition agreement. Of the 446,100 shares of common stock issued as part of the purchase price, 148,700 shares were issued into escrow, subject to the satisfaction of an earnout provision related to the Garelick Companies' fluids business. The cash portion of the purchase price was funded through additional borrowing under the acquisition facility of the Senior Credit Facility. The historical financial statements and the pro forma financial information required in connection with the acquisition of the Garelick Companies will be filed within 60 days after the date of this report.

As part of the acquisition of the Garelick Companies, the Company capitalized Franklin Plastics with a leveraged acquisition structure. This capital structure includes, in addition to common stock, preferred stock and senior and subordinated indebtedness issued by Franklin Plastics to the Company and ten-year warrants to acquire up to 17.5% of the outstanding common stock, on a fully diluted basis, of Franklin Plastics sold to certain of the sellers of the Garelick Companies. The Company and certain of the sellers entered into a shareholders agreement containing certain registration, co-sale and pre-emptive rights and certain put and call options with respect to common stock of Franklin Plastics.

Alan J. Bernon, who, along with other members of his family, owned the Garelick Companies, became a director of the Company following the consummation of the acquisition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   3.1 Certificate of Incorporation of the Company
   3.2 Certificate of Amendment of Certificate of Incorporation of the Company
   3.3 Certificate  of Correction of Certificate of Amendment of
       Certificate of Incorporation

     3.4 Certificate of Amendment of Certificate of Incorporation of the Company
     3.5 Certificate of Amendment of Certificate of Incorporation of the Company
    10.1 Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
    10.2 Form of Stock Option Agreement for Messrs. Gregg L. Engles, William P. Brick, Hector M. Nevares, and Tracy L. Noll under the Suiza Foods Corporation 1997 Stock Option Plan and Restricted Stock Plan
    10.3 Form of Stock Option Agreement for P. Eugene Pender and Robert Piccinini under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
    10.4 1997 Employee Stock Purchase Plan of Suiza Foods Corporation
    10.5 First Amendment to the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation
    10.6 Second Amendment to the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation
    10.7 Stock Purchase Agreement dated June 20, 1997 among Suiza Foods Corporation, Peter M. Bernon, Alan J. Bernon and the other stockholders named therein and the Garelick Companies
    10.8 Amendment No. 1 to Stock Purchase Agreement dated July 30, 1997 among Suiza Foods Corporation, Peter M. Bernon, Alan J. Bernon and the other stockholders named therein and the Garelick Companies
    10.9 Stockholders Agreement dated July 31, 1997 among Suiza Foods Corporation, Franklin Plastics, Peter M. Bernon and Alan J.
         Bernon
   10.10 Third Amended and Restated Credit Agreement dated as of July 31,
         1997 with First Union National Bank as administrative agent and The First National Bank of Chicago as syndication agent for the lenders named therein
   10.11 Second Amended and Restated Supplemental Credit Agreement dated as of July 31, 1997 with First Union National Bank as administrative agent and The First National Bank of Chicago as syndication agent for the lenders named therein
   10.12 Consulting Agreement between Cletes O. Beshears and Suiza Foods Corporation
   11.   Statement re computation of per share earnings
   27.   Financial Data Schedule

(b) Reports on Form 8-K

    None

                                      SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SUIZA FOODS CORPORATION



                                            /s/ Tracy L. Noll
                                   --------------------------------------
                                                   Tracy L. Noll
                                   Vice President, Chief Financial Officer
                                           (Principal Accounting Officer)

Date:    August 11, 1997