Form 10-Q/A
period 1997-06-30
SUIZA FOODS CORP
filed 1997-10-24
CIK 931336

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                  __________________

                                     FORM 10-Q/A
                                   Amendment No. 1


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 1997.

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

For the transition period from                   to
                              ------------------    ------------------.

                            Commission file number 1-12755


                               SUIZA FOODS CORPORATION
                             --------------------------
                (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                            75-2559681
            ------------------------------------------------------
             (State or Other Jurisdiction       (I.R.S. Employer
            of Incorporation or Organization)   Identification No.)


      3811 TURTLE CREEK BLVD., SUITE 1300, DALLAS, TEXAS  75219
      -----------------------------------------------------------
      (Address of Principal Executive Offices)       (Zip Code)

      Registrant's Telephone Number, Including Area Code: (214) 528-0939

                                    NOT APPLICABLE
                                    --------------
                       (Former Name, Former Address, and Former
                      Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]      No [  ]

The registrant had 15,958,260 shares of common stock outstanding as of October 23, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    3.1*   Certificate of Incorporation of the Company
    3.2* Certificate of Amendment of Certificate of Incorporation of the Company
    3.3* Certificate of Correction of Certificate of Amendment of Certificate of Incorporation
    3.4* Certificate of Amendment of Certificate of Incorporation of the Company
    3.5* Certificate of Amendment of Certificate of Incorporation of the Company
    10.1 Form of Stock Option Agreement for Messrs. Gregg L. Engles, C.O. Beshears, William P. Brick, Gayle O. Beshears, Hector M. Nevares, and Tracy L. Noll under the Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan
    10.2 Form of Stock Option Agreement for Messrs. P. Eugene Pender and Robert Piccinini under the Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan
    10.3 Form of Restricted Stock Agreement for Messrs. C.O. Beshears and William P. Brick under the Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan
    10.4*  Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
    10.5   Form of Stock Option Agreement for Messrs. Gregg L. Engles,
           William P. Brick, Hector M. Nevares, and Tracy L. Noll under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
    10.6 Form of Stock Option Agreement for Messrs. P. Eugene Pender, Robert Piccinini, and Stephen Green under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
    10.7*  1997 Employee Stock Purchase Plan of Suiza Foods Corporation
    10.8* First Amendment to the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation
    10.9*  Second Amendment to the 1997 Employee Stock Purchase Plan of
           Suiza Foods Corporation
    10.10  Asset Purchase Agreement, dated as of June 11, 1997, by and among
           DF Acquisition Corp., Dairy Fresh L.P., and the Company; filed as
           Exhibit 2.1 to the Company's Current Report on Form 8-K filed
           July 14, 1997 (as amended on August 22, 1997) (Commission File
           Number 1-12755) and incorporated herein by reference
    10.11* Stock Purchase Agreement dated June 20, 1997 among the Company,
           Peter M. Bernon, Alan J. Bernon, and the other stockholders named therein and the Garelick Companies
    10.12* Amendment No. 1 to Stock Purchase Agreement dated July 30, 1997 among the Company, Peter M. Bernon, Alan J. Bernon, and the other stockholders named therein and the Garelick Companies
    10.13* Stockholders Agreement dated July 31, 1997 among the Company,
           Franklin Plastics, Peter M. Bernon, and Alan J. Bernon

    10.14 Third Amended and Restated Credit Agreement dated as of July 31, 1997 with First Union National Bank as administrative agent and The First National Bank of Chicago as syndication agent for the lenders named therein
    10.15  Second Amended and Restated Supplemental Credit Agreement dated as of July 31, 1997 with First Union National Bank as administrative agent and The First National Bank of Chicago as syndication agent for the lenders named therein
    10.16  Consulting Agreement between Cletes O. Beshears and the Company
    11*    Statement re computation of per share earnings
    27*    Financial Data Schedule

(b) Reports on Form 8-K

    None

----------------------

*   Previously filed.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUIZA FOODS CORPORATION



                                                     /s/ Tracy L. Noll
                                                  ------------------------
                                                         Tracy L. Noll
                                                  Vice President & Chief
                                                  Financial Officer (Principal
                                                  Accounting Officer)


Date: October 24, 1997