Form 10-Q
period 1997-09-30
SUIZA FOODS CORP
filed 1997-11-14
CIK 931336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from          to

                        Commission file numbers 001-12755

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

     Yes   X          No
         -----           ------

     As of October 31, 1997 the number of shares outstanding of each class of common stock was:

                  Common Stock,  $.01 par value:    15,810,800

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,    September 30,
                                                                                         1996            1997
                                                                                     ------------    -------------
                                                                                                       (unaudited)
                                                                               (Dollars in thousands, except share data)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $  8,951       $  9,646
  Accounts receivable                                                                    50,608         94,104
  Inventories                                                                            19,228         30,587
  Prepaid expenses and other current assets                                               2,754          9,403
  Refundable income taxes                                                                 2,312            ---
  Deferred income taxes                                                                   3,672          4,427
                                                                                       --------       --------
      Total current assets                                                               87,525        148,167
PROPERTY, PLANT AND EQUIPMENT                                                           123,260        256,462
DEFERRED INCOME TAXES                                                                     8,524          7,750
INTANGIBLE AND OTHER ASSETS                                                             164,839        504,721
                                                                                       --------       --------
TOTAL                                                                                  $384,148       $917,100
                                                                                       --------       --------
                                                                                       --------       --------
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                $ 46,664       $114,912
  Income taxes payable                                                                    1,105          1,193
  Current portion of long-term debt                                                      12,876         16,825
      Total current liabilities                                                          60,645        132,930
                                                                                       --------       --------
LONG-TERM DEBT                                                                          226,693        540,905
DEFERRED INCOME TAXES                                                                     3,278          7,720
COMMITMENTS AND CONTINGENCIES                                                               ---            ---
STOCKHOLDERS' EQUITY:
  Common stock, par value $.01 per share; 100,000,000 shares authorized,
     10,741,729 and 15,809,415 shares issued and outstanding                                107            158
  Additional paid-in capital                                                             89,337        199,222
  Retained earnings                                                                       4,088         36,165
                                                                                       --------       --------
      Total stockholders' equity                                                         93,532        235,545
                                                                                       --------       --------
TOTAL                                                                                  $384,148       $917,100
                                                                                       --------       --------
                                                                                       --------       --------

                  See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         Three months ended September 30,  Nine months ended September 30,
                                                               1996           1997            1996           1997
                                                               ----           ----            ----           ----
                                                                  (Dollars in thousands, except share data)
NET SALES                                                  $   139,304     $   307,280     $  364,611    $   644,099
COST OF SALES                                                  101,214         228,235        267,131        480,282
                                                           -----------     -----------     ----------    -----------
    GROSS PROFIT                                                38,090          79,045         97,480        163,817
OPERATING COSTS AND EXPENSES:
    Selling and distribution                                    19,533          37,265         52,215         79,509
    General and administrative                                   5,856          11,695         15,661         28,092
    Amortization of intangibles                                  1,240           3,514          3,200          6,496
                                                           -----------     -----------     ----------    -----------
      Total operating costs and expenses                        26,629          52,474         71,076        114,097
                                                           -----------     -----------     ----------    -----------
    INCOME FROM OPERATIONS                                      11,461          26,571         26,404         49,720
OTHER (INCOME) EXPENSE:
    Interest expense, net                                        4,356          10,789         12,844         17,369
    Merger and other costs                                         571             ---            571            ---
    Other income, net                                           (3,137)           (228)        (3,389)       (18,803)
                                                           -----------     -----------     ----------    -----------
      Total other (income) expense                               1,790          10,561         10,026         (1,434)
                                                           -----------     -----------     ----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS                9,671          16,010         16,378         51,154
INCOME TAXES (BENEFIT)                                          (9,266)          5,062         (7,495)        15,807
                                                           -----------     -----------     ----------    -----------
INCOME BEFORE EXTRAORDINARY LOSS                                18,937          10,948         23,873         35,347
EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT               ---             ---         (2,215)        (3,270)
                                                           -----------     -----------     ----------    -----------
NET INCOME                                                 $    18,937     $    10,948     $   21,658    $    32,077
                                                           -----------     -----------     ----------    -----------
                                                           -----------     -----------     ----------    -----------
NET EARNINGS (LOSS) PER SHARE:
    Income before extraordinary loss                       $      1.68     $      0.64     $     2.55    $      2.22
    Extraordinary loss                                             ---             ---          (0.24)         (0.21)
                                                           -----------     -----------     ----------    -----------
    Net income                                             $      1.68     $      0.64     $     2.31    $      2.01
                                                           -----------     -----------     ----------    -----------
                                                           -----------     -----------     ----------    -----------
WEIGHTED AVERAGE SHARES OUTSTANDING                         11,249,682      17,079,727      9,360,539     15,929,708
                                                           -----------     -----------     ----------    -----------
                                                           -----------     -----------     ----------    -----------

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine months ended September 30,
                                                                                   (Dollars in thousands)
                                                                                    1996          1997
                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $ 21,658      $  32,077
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                   7,032         11,505
      Amortization of intangible assets, including deferred financing costs          3,776          7,086
      Loss on sales of assets                                                           17             71
      Extraordinary loss from early extinguishment of debt                           2,215          3,270
      Merger and other costs                                                           571            ---
      Noncash and imputed interest                                                     236            ---
      Deferred income taxes                                                         (9,896)         4,461
      Changes in operating assets and liabilities, net of acquisitions:
          Accounts and notes receivable                                             (7,639)        (6,425)
          Inventories                                                               (1,657)        (1,686)
          Prepaid expenses and other assets                                         (1,534)        (3,184)
          Accounts payable and other accrued expenses                                1,649         13,482
          Income taxes payable                                                      (1,260)         7,313
                                                                                  --------      ---------
             Net cash provided by operating activities                              15,168         67,970
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                     (10,186)       (19,303)
    Proceeds from the sale of property, plant and equipment                            267            223
    Cash outflows for acquisitions                                                 (83,129)      (443,187)
                                                                                  --------      ---------
          Net cash used in investing activities                                    (93,048)      (462,267)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of debt                                              89,473        446,150
    Repayment of debt                                                              (60,620)      (127,989)
    Payment of deferred financing costs and debt prepayment penalties               (3,220)       (12,770)
    Issuance of common stock, net of expenses                                       58,358         89,601
                                                                                  --------      ---------
        Net cash provided by financing activities                                   83,991        394,992
                                                                                  --------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                6,111            695
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       3,177          8,951
                                                                                  --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  9,288      $   9,646
                                                                                  --------      ---------
                                                                                  --------      ---------

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated financial statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza Foods") without audit. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1996 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1997.

2.   INVENTORIES
                                             At December 31,  At September 30,
                                                  1996              1997
                                                  ----              ----
                                                                (Unaudited)
     Pasteurized and raw milk and raw
      materials                                  $ 7,693         $12,597
     Parts and supplies                            5,584           9,048
     Finished goods                                5,951           8,942
                                                 -------         -------
                                                 $19,228         $30,587
                                                 -------         -------
                                                 -------         -------


3.   LONG-TERM DEBT

                                             At December 31,  At September 30,
                                                  1996              1997
                                                  ----              ----
                                                                (Unaudited)
     Senior credit facility:
       Revolving loan facility                  $  8,600         $  1,000
       Acquisition loan facility                  69,100          235,000
       Term loan facilities                      125,000          321,000
     Subordinated notes                           36,000              ---
     Capital lease obligations and
      other debt                                     869              730
                                                --------         --------
                                                 239,569          557,730
                  Less: current portion          (12,876)         (16,825)
                                                --------         --------
                                                $226,693         $540,905
                                                --------         --------
                                                --------         --------

                             SUIZA FOODS CORPORATION

                               SEPTEMBER 30, 1997

3.   LONG-TERM DEBT (Continued)

     On January 28, 1997, the Company sold 4,270,000 shares of common stock, $.01 par value per share, in a public offering (the "Offering") at a price to the public of $22.00 per share (see Note 6). The Offering provided net cash proceeds to the Company of approximately $89.0 million. Of this amount, $36.0 million was used to repay subordinated notes and $4.3 million was used to pay prepayment penalties related to the early extinguishment of the subordinated notes, which, along with the related balance of unamortized deferred loan costs and net of related income tax benefits, was reported as an extraordinary loss from the early extinguishment of debt. The remainder of the net proceeds were used to repay a portion of the outstanding balance of the acquisition loan facility of the Company's Senior Credit Facility.

     On March 5, 1997, the Company amended its Senior Credit Facility. Pursuant to this amendment, the Company's term loans were expanded from a $130.0 million facility into a $150.0 million facility. On July 31, 1997, the Company amended its Senior Credit Facility to provide for an aggregate of $700.0 million comprised of: (i) a $150.0 million term loan; (ii) a $50.0 million revolving credit facility; (iii) a $325.0 million revolving acquisition facility, and (iv) a $175.0 million acquisition term loan. Under the terms of the Senior Credit Facility, the $150.0 million term loan will be amortized over six years beginning September 30, 1997 and the revolving credit facility expires on September 30, 2003. The availability under the revolving acquisition facility will decrease at the end of each calendar quarter beginning December 31, 2000 by $20.3 million until December 31, 2002, when it begins reducing by $40.6 million each quarter until maturity on September 30, 2003. The $175.0 million acquisition term loan will be amortized over four years beginning December 31, 1999. Amounts outstanding under the Senior Credit Facility will bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) the sum of a base rate equal to the higher of the Federal Funds rates plus 50 basis points or First Union National Bank's prime commercial lending rate, plus a margin that varies from 0 to 50 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility); or (ii) The London Interbank Offered Rate ("LIBOR") plus a margin that varies from 75 to 150 basis points depending on the Company's ratio of defined indebtedness to EBITDA. The Company will pay a commitment fee on unused amounts of the revolving facility and the revolving acquisition facility that ranges from 20 to 37.5 basis points, based on the Company's ratio of defined indebtedness to EBITDA.

     On September 28, 1997, Suiza Foods entered into an agreement pursuant to which a subsidiary of Suiza Foods would merge with The Morningstar Group Inc. ("Morningstar") and Morningstar would become a wholly-owned subsidiary of Suiza Foods (see Note 5). On October 17, 1997, the Company accepted a commitment letter from First Union National Bank and The First National Bank of Chicago as co-underwriters for a new senior lending facility. The new facility is comprised of a $700.0 million revolving credit line and a $550.0 million term loan. The Company expects to close on this facility contemporaneously with the closing of the Morningstar transaction.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                               SEPTEMBER 30, 1997

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

5.   MERGERS AND ACQUISITIONS

     During the quarter ended September 30, 1997, the Company acquired four ice businesses for total consideration of approximately $12.4 million. Estimated annual sales of these ice companies are $7.0 million. Since January 1, 1997, the Company has acquired eleven ice companies for approximately $31.1 million with estimated aggregate annual sales of $19.4 million.

     On July 1, 1997, the Company completed the acquisition of substantially all the assets of Dairy Fresh L.P., a Delaware limited partnership ("Dairy Fresh"), for approximately $104.5 million in cash (subject to adjustment and excluding transaction costs), plus the assumption of certain current liabilities. Dairy Fresh is a manufacturer of fresh milk and ice cream products

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                               SEPTEMBER 30, 1997


5.   MERGERS AND ACQUISITIONS (Continued)

     based in Winston-Salem, North Carolina. During its fiscal year ended December 31, 1996, Dairy Fresh reported net sales of approximately $117.0 million throughout the southeastern United States. The Company will use the acquired assets to continue operating the business previously operated by Dairy Fresh. The Company financed the acquisition with borrowings under its Senior Credit Facility.

     On July 31, 1997 the Company completed the purchase of all the outstanding stock of three affiliated dairy manufacturing and distribution companies, as well as an affiliated water bottling and distribution company, and 16 affiliated plastic manufacturing companies headquartered in Franklin, Massachusetts (collectively, the "Garelick Companies"). In connection with this acquisition the Company paid aggregate cash consideration of approximately $293.7 million (subject to adjustment and excluding transaction costs) and issued 446,100 shares of common stock to acquire the outstanding stock and repay existing indebtedness of the Garelick Companies. The combined businesses operated by the Garelick Companies reported net sales of approximately $363.0 million during the fiscal year ended September 30, 1996.

     On September 18, 1997, Suiza Foods entered into a merger agreement with Country Fresh, Inc. ("Country Fresh") pursuant to which a subsidiary of Suiza Foods would merge into Country Fresh, and Country Fresh would become a wholly-owned subsidiary of Suiza Foods in a business combination proposed to be accounted for as a pooling. Country Fresh is a leading manufacturer, supplier and distributor of milk, ice cream and related products in the Midwest. Country Fresh's products are principally marketed in Michigan, northern Indiana, northern Illinois and northern Ohio. Country Fresh processes raw milk into such products as fortified and homogenized milk and cream, ice cream, low fat ice cream, cream cheese, cottage cheese, fresh and frozen yogurt, specialty dips, sherbet, eggnog, sour cream, buttermilk and extended shelf life products such as half & half, coffee cream and whipped cream. In addition, Country Fresh processes and markets purified water and various fruit drinks. Country Fresh also manufactures and markets frozen dessert products and other ice cream novelty items. Country Fresh recorded net sales of approximately $353.0 million during its fiscal year ended March 1, 1997.

     On September 28, 1997, Suiza Foods entered into an agreement pursuant to which a subsidiary of Suiza Foods would merge with Morningstar and Morningstar would become a wholly-owned subsidiary of Suiza Foods in a business combination proposed to be accounted for as a pooling. Morningstar is a national manufacturer, distributor and marketer of refrigerated, shelf-stable and frozen food products. Its established branded products include: International Delightu gourmet-flavored and non-flavored coffee creamers, Second Natureu refrigerated no-cholesterol egg substitute, Mocha Mixu non-dairy coffee creamers, Naturally Yoursu fat-free and regular real dairy sour cream, Jon Donaireu cheesecakes and desserts, Wacky WillieJ flavored shakes and, in the western two-thirds of the United States, Lactaidu lactose-free and lactose-reduced milks produced under license from McNeil Consumer Products Company (a subsidiary of Johnson & Johnson). Morningstar also specializes in providing private label refrigerated, shelf-stable and frozen products to grocery warehouses,

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                               SEPTEMBER 30, 1997


5.   MERGERS AND ACQUISITIONS (Continued)

     bakery/industrial companies, club stores and dairy companies. Morningstar reported net sales of approximately $394.0 million for 1996.

     Following is a summary of unaudited pro forma results of operations of Suiza Foods which gives effect to the acquisitions of Garrido y Compania, Swiss Dairy Corporation, Model Dairy, Inc., Dairy Fresh and the Garelick Companies for 1996 and the acquisitions of Dairy Fresh and the Garelick Companies for 1997:

                                                  Nine Months Ended
                                                     September 30
                                                   1996         1997
                                                   ----         ----
                                      (Dollars in thousands, except share data)
     Revenues                                    $850,037    $928,384
     Net Income before Extraordinary
      Items                                        31,025      43,825
     Net Income                                    28,810      40,555
     Net Income Per Share:
       Income before Extraordinary
        Items                                       $3.21       $2.71
       Net Income                                   $2.98       $2.51


6.   STOCKHOLDERS' EQUITY

     On January 28, 1997, the Company sold 4,270,000 shares of common stock, $.01 par value per share, in a public offering at a price to the public of $22.00 per share. On March 12, 1997, the Company issued 133,000 shares of its common stock in partial consideration of the purchase of an ice company. On July 31, 1997 in connection with the acquisition of the Garelick Companies, the Company issued 446,100 shares of common stock. As of September 30, 1997 the Company had 15,809,415 shares of common stock issued and outstanding.

     Pursuant to the Country Fresh merger agreement, upon satisfaction of certain closing conditions, Suiza Foods will issue approximately 1.9 million shares of Suiza common stock to Country Fresh's stockholders and will assume outstanding stock options of Country Fresh, which will be converted into substitute options to purchase approximately 230,000 additional shares of Suiza common stock.

     Pursuant to the Morningstar merger agreement, upon satisfaction of certain closing conditions, Suiza Foods will issue approximately 12.5 million shares of Suiza common stock to Morningstar's stockholders and will assume outstanding stock options of Morningstar, which will be converted into substitute options to purchase approximately 3.0 million additional shares of Suiza common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods is a leading manufacturer and distributor of fresh milk and related dairy products, plastic containers and packaged ice in the United States. The Company has grown primarily through strategic and consolidating acquisitions. Through these acquisitions, the Company has realized regional economies of scale and operating efficiencies by consolidating manufacturing and distribution operations in each of its core businesses. The Company conducts its dairy operations through several Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms") and Country Delite Farms Inc. ("Country Delite"), its plastics operations through Franklin Plastics, Inc. and its subsidiaries ("Franklin Plastics" or "Plastics") and its ice operations through Reddy Ice Corporation ("Reddy Ice"). Each of these subsidiaries is a strong regional competitor with an established reputation for customer service and product quality. The Company's dairy and ice subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, other retail outlets, schools and institutional food service customers.

On April 22, 1996, the Company sold 3,795,000 shares of common stock, $.01 par value per share, in a public offering (the "IPO") at a price to the public of $14.00 per share. Prior to the IPO, there was no public market for the Company's stock. The IPO provided net cash proceeds to the Company of approximately $48.6 million. On August 7, 1996, the Company sold 625,000 shares of its common stock in a private placement to a single investor, which provided net cash proceeds to the Company of approximately $9.7 million. On January 28, 1997 the Company sold 4,270,000 shares of its common stock in a public offering at a price to the public of $22.00 per share, providing net cash proceeds to the Company of approximately $89.0 million. On March 12, 1997 the Company issued 133,000 shares of its common stock in partial consideration for the purchase of an ice company. On July 31, 1997, in connection with the acquisition of the Garelick Companies, the Company issued 446,100 shares of common stock. As of September 30, 1997 the Company had 15,809,415 shares of common stock issued and outstanding.

Outlook and Uncertainties

Certain information in this Quarterly Report on Form 10-Q may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy, significant competition, fluctuating raw material costs, limitations arising from the Company's substantial indebtedness, government regulation, and various risks related to the pending Morningstar and Country Fresh acquisitions, including the risk that expected cost savings cannot be fully realized, that revenues following the mergers are lower than expected and that costs or difficulties related to integrating the merged businesses are greater than expected. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, a copy of which may be obtained from the Company upon request.

Results of Operations

The Company currently operates in three distinct businesses: Dairy, which includes the operations of Suiza - Puerto Rico, Velda Farms, Swiss Dairy, Model Dairy, Dairy Fresh, Garelick Farms and Country Delite; Ice, which includes Reddy Ice; and Plastics, which includes Franklin Plastics.

                                           Three months ended September 30,            Nine months ended September 30,
                                     -------------------------------------------   -------------------------------------------
                                             1996                 1997                   1996                   1997
                                     --------------------  ---------------------   --------------------   --------------------
                                               Percent to             Percent to             Percent to             Percent to
                                     Dollars   Net Sales   Dollars    Net Sales    Dollars   Net Sales    Dollars   Net Sales
                                     -------   ---------   -------    ---------    -------   ---------    -------   ---------
 Net sales:
    Dairy                            $119,432              $256,522               $321,522                $566,815
    Ice                                19,872                26,083                 43,089                  52,609
    Plastics                              ---                24,675                    ---                  24,675
                                     --------    -----     --------     -----     --------     -----      --------    -----
        Net sales                     139,304    100.0%     307,280     100.0%     364,611     100.0%      644,099    100.0%
 Cost of sales                        101,214     72.7      228,235      74.3      267,131      73.3       480,282     74.6
                                     --------    -----     --------     -----     --------     -----      --------    -----
        Gross profit                   38,090     27.3       79,045      25.7       97,480      26.7       163,817     25.4

 Operating expenses:
   Selling and distribution            19,533     14.0       37,265      12.1       52,215      14.3        79,509     12.3
   General and administrative           5,856      4.2       11,695       3.8       15,661       4.3        28,092      4.4
   Amortization of intangibles          1,240      0.9        3,514       1.2        3,200       0.9         6,496      1.0
                                     --------    -----     --------     -----     --------     -----      --------    -----
        Total operating expenses       26,629     19.1       52,474      17.1       71,076      19.5       114,097     17.7

 Operating income (loss):
    Dairy                               6,545      4.7       20,064       6.5       18,919       5.2        43,346      6.7
    Ice                                 5,851      4.2        6,245       2.0       10,040       2.7         9,156      1.4
    Plastics                              ---      ---        2,356       0.8          ---       ---         2,356      0.4
    Corporate office                     (935)    (0.7)      (2,094)     (0.7)      (2,555)     (0.7)       (5,138)    (0.8)
                                     --------    -----     --------     -----     --------     -----      --------    -----
        Total operating income       $ 11,461      8.2%    $ 26,571       8.6%    $ 26,404       7.2%     $ 49,720      7.7%
                                     --------    -----     --------     -----     --------     -----      --------    -----
                                     --------    -----     --------     -----     --------     -----      --------    -----

THIRD QUARTER AND YEAR-TO-DATE 1997 COMPARED TO THIRD QUARTER AND YEAR-TO-DATE 1996

NET SALES.     The Company's net sales increased by 120.6% and 76.7% for the third quarter and first nine months of 1997 when compared to like periods of 1996. Dairy net sales increased by 114.8% and 76.3% for the third quarter and first nine months of 1997 when compared to like periods of 1996, primarily due to (i) the acquisition of Garrido y Compania into Suiza-Puerto Rico and the acquisitions of Swiss Dairy and Model Dairy in the last half of 1996, (ii) the acquisitions of Dairy Fresh, Garelick Farms, and Country Delite in the third quarter of 1997 and (iii) increased unit volumes in Suiza - Puerto Rico. Ice net sales increased by 31.3% and 22.1% for the third quarter and first nine months of 1997 when compared to like periods of 1996 due to the acquisition of 11 ice businesses during 1996 and 11 in the first nine months of 1997. The Company began operating in the plastics business with the acquisition of Franklin Plastics on July 31, 1997.

COST OF SALES. The Company's cost of sales margins were 74.3% and 74.6% for the third quarter and first nine months of 1997 compared to 72.7 % and 73.3% for the same periods in 1996. Dairy cost of sales margins improved slightly from the prior year due to lower raw milk costs at Velda Farms and

Swiss Dairy partly offset by higher inherent cost of sales margins at Model Dairy, Dairy Fresh and Country Delite. Ice cost of sales margins increased reflecting additional costs from acquisitions.

OPERATING EXPENSES. The Company's operating expense ratios were 17.1% and 17.7% for the third quarter and first nine months of 1997 compared to 19.1% and 19.5% for the same periods in 1996. Dairy operating expense margins decreased in the quarter and nine month comparisons because of the addition of Swiss Dairy and Dairy Fresh which had lower operating expense margins than the other operations. Ice operating expense margins increased due to the increased level of operating expense related to acquired businesses.

OPERATING INCOME. The Company's operating income increased 131.8% to $26.6 million in the third quarter of 1997 from $11.5 million in the third quarter of 1996 primarily as a result of the aforementioned acquisitions. For the first nine months of 1997, operating income was $49.7 million, an increase of 88.3% from 1996 operating income of $26.4 million. The Company's operating income margin increased to 8.6% in the third quarter of 1997 from 8.2% in the third quarter of 1996 and increased to 7.7% in the first nine months of 1997 from 7.2% in the first nine months of 1996 primarily due to the acquisitions.

OTHER (INCOME) EXPENSE. Interest expense increased to $10.8 million in the third quarter of 1997 from $4.4 million in the second quarter of 1996 primarily due to the increased level of debt used to finance the Dairy Fresh and Garelick acquisitions. Interest expense increased to $17.4 million during the first nine months of 1997 from $12.8 million in the first nine months of 1996 for the same reasons, partly offset by a decrease in interest rates from the repayment of certain subordinated notes in 1996 and 1997. Other income decreased to $0.2 million in the third quarter of 1997 from $3.1 million in the third quarter of 1996 due to the recognition of a $3.4 million gain from the sale of tax credits in the 1996 period. Other income rose to $18.8 million in the first nine months of 1997 primarily as a result of the nonrecurring gain of $18.1 million from the recognition of tax credits as discussed below and in Note 4 to the condensed consolidated financial statements.

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

NET INCOME. The Company reported net income of $10.9 million in the third quarter of 1997 compared to net income of $18.9 million in the third quarter of 1996 ($5.0 million excluding the after-tax gain on the sale of tax credits and a one-time credit to tax expense of $11.75 million relating to retained tax credits). The Company reported net income of $32.1 million in the first nine months of 1997 ($23.8 million excluding the nonrecurring after-tax gain from the recognition of tax credits and the extraordinary loss) compared to $21.7 million in the first nine months of 1996 ($9.9 million excluding the nonrecurring gains from the recognition of the tax credits and the extraordinary loss).

Liquidity and Capital Resources

As of September 30, 1997, the Company had total stockholders' equity of $235.5 million and total indebtedness of $557.7 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

CASH FLOW.   Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $68.0 million for the first nine months of 1997 as contrasted with net cash provided by operations of $15.2 million for the first nine months of 1996.
This increase is partially the result of the sale of certain tax credits earned pursuant to provisions of the Puerto Rico Agriculture Tax Incentives
Act of 1995, which generated net proceeds of approximately $11.5 million after taxes. Investing activities in the first nine months of 1997 included approximately $19.3 million in capital expenditures of which $9.2 million was spent at Dairy, $6.1 million was spent at Ice, and $4.0 million was spent at Plastics. Investing activities also included $443.2 million for acquisitions.

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

In July 1997, the Company also acquired the outstanding equity interests of the Garelick Companies. At the closing of this acquisition, the Company paid $293.7 million in cash (subject to adjustment and excluding transaction costs) and issued 446,100 shares of common stock having a value of $15.0 million as of the day prior to the date of execution of the acquisition agreement. Of the 446,100 shares of common stock issued as part of the purchase price, 148,700 shares were issued into escrow, subject to the satisfaction of an earnout provision related to the Garelick Companies' fluids business. The cash portion of the purchase price was funded through additional borrowing under the acquisition facility of the Senior Credit Facility.

FUTURE CAPITAL REQUIREMENTS. During 1997, the Company intends to invest a total of approximately $38.5 million in its manufacturing facilities and distribution capabilities, including planned post-acquisition expenditures for Dairy Fresh and the Garelick Companies. Of this amount, Dairy intends to spend approximately $23.7 million for the year to expand and maintain its manufacturing facilities and for fleet replacement; Ice intends to spend a total of approximately $7.8 million in 1997, and Plastics intends to spend approximately $7.0 million. The Company also plans to substantially expand its Plastics operations by opening new locations, and expects to spend approximately $15.6 million in addition to the amounts noted above during 1997 and 1998.

CURRENT DEBT OBLIGATIONS. On July 31, 1997 the Company amended its Senior Credit Facility to provide for an aggregate of $700.0 million comprised of: (i) a $150.0 million term loan; (ii) a $50.0 million revolving credit facility; (iii) a $325.0 million revolving acquisition facility; and (iv) a $175.0 million acquisition term loan. At September 30, 1997, $125.1 million was available under the revolving loan facilities.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for its existing businesses for the remainder of 1997 and for the foreseeable future. During the remainder of 1997 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

On July 31, 1997, in connection with the acquisition of the Garelick Companies, the Company amended its Senior Credit Facility to provide for an aggregate of $700.0 million of borrowing capacity. On September 28, 1997, Suiza Foods entered into an agreement pursuant to which a subsidiary of Suiza Foods would merge with Morningstar and Morningstar would become a wholly-owned subsidiary of Suiza Foods (the "Morningstar Merger"). In connection with the Morningstar Merger, Suiza Foods has received a commitment letter from its senior lenders to replace its existing $700.0 million senior credit facilities with replacement facilities in the aggregate amount of $1.25 billion, consisting of a $550.0 million term loan and a $700.0 million revolving credit facility (collectively, the "New Credit Facility"). The term loan would be amortized over six years beginning in 1998, and the revolving credit facility would expire on December 31, 2003. Amounts outstanding under the New Credit Facility would bear interest at a rate per annum equal to one of the following rates, at Suiza Foods' option: (i) a specified base rate or (ii) The London Interbank Offered Rate ("LIBOR") plus a margin that would vary from 40 to 100 basis points depending on Suiza Foods' leverage ratio (defined as the ratio of aggregate funded debt to EBITDA). Suiza Foods would pay a commitment fee on the unused amounts of the revolving facility that ranges from 15 to 25 basis points depending on the leverage ratio.

The New Credit Facility would require Suiza Foods to comply with certain financial covenants, including the following: (i) the leverage ratio will not exceed 3.90 to 1 during 1998, 3.75 to 1 during 1999 and 3.50 to 1 thereafter;
(ii) net worth will not be less than $300.0 million, plus 50% of positive net income, plus 75% of the proceeds of new equity offerings; (iii) the interest coverage ratio (defined as the ratio of EBITDA to interest expense) will not be less than 3.00 to 1 and (iv) the fixed charge coverage ratio (defined as the ratio of EBITDA to the sum of scheduled principal repayments, interest, taxes, capital expenditures and dividends) will not be less than 1.00 to 1 during 1998 and 1.10 to 1 thereafter.

The New Credit Facility would also include usual and customary covenants, including limitations on material acquisitions or dispositions of assets, lines of business, the incurrence of additional indebtedness and transactions with affiliates, subject to specified exceptions. Suiza Foods would pledge all of the capital stock of its direct and indirect subsidiaries (except for 35% of the capital stock of Garrido) to secure the New Credit Facility, and Suiza Foods would agree not to grant a security interest in its remaining assets to any other person (subject to certain exceptions). In addition, each of Suiza Foods' direct and indirect subsidiaries (other than Garrido) would guarantee the debt incurred under the New Credit Facility. The New Credit Facility would include various events of default customary for similar senior credit facilities, including defaults resulting from a change in control of Suiza Foods (including certain changes in the Suiza Board and certain acquisitions of Suiza common stock by third parties).

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 26, 1997 the Company will hold a special meeting of the stockholders of Suiza Foods to vote upon a proposal to approve the issuance of Suiza Foods common stock in connection with the combination of Suiza Foods and The Morningstar Group Inc. Stockholders will also be asked to vote upon a proposal to increase the number of authorized shares of common stock reserved for issuance under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan from 1,150,000 shares to 3,000,000 shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Agreement and Plan of Merger dated as of September 18, 1997 by and among Suiza Foods Corporation, CF Acquisition Corp. and Country Fresh, Inc.; filed as Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-37861) and incorporated herein by reference.
     10.2 Agreement and Plan of Merger dated as of September 28, 1997 by and among Suiza Foods Corporation, SF Acquisition Corporation and The Morningstar Group Inc.; filed as Exhibit 2.2 to the registrant's Registration Statement on Form S-4 (Registration No. 333-37869) and incorporated herein by reference.
     11.  Statement re computation of per share earnings.
     27.  Financial Data Schedule.

(b)  Reports on Form 8-K

     (1) Form 8-K filed on July 14, 1997 to report the acquisitions of Dairy Fresh and the Garelick Companies.
     (2) Form 8-K/A filed on August 22, 1997, amending the 8-K filed on July 14, 1997, containing Item 7, historical and pro forma financial statements for Dairy Fresh and the Garelick Companies.
     (3) Form 8-K filed on September 29, 1997 to report the definitive merger agreement between Suiza Foods and Morningstar.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUIZA FOODS CORPORATION



                                                 /s/ Tracy L. Noll
                                    ----------------------------------------
                                                  Tracy L. Noll
                                    Vice President, Chief Financial Officer
                                         (Principal Accounting Officer)

Date:  November 11, 1997