Form 10-K405
period 1997-12-31
SUIZA FOODS CORP
filed 1998-03-31
CIK 931336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 001-12755

                             SUIZA FOODS CORPORATION
             (Exact name of Registrant as specified in its charter)
                                   -----------


         DELAWARE                                      75-2559681
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                            No.)


                             3811 TURTLE CREEK BLVD.
                                   SUITE 1300
                               DALLAS, TEXAS 75219
                                 (214) 528-0939
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)
                                   -----------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

         The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 25, 1998, based on the $63.625 per share closing price for the Company's common stock on the New York Stock Exchange, was approximately $1.72 billion.

         The number of shares of the Registrant's common stock outstanding as of March 25, 1998 was 31,302,888.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 14, 1998 (to be filed) are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS

              Item                                                                           Page
              ----                                                                           ----
           PART I

                1  Business                                                                     1

                2  Properties                                                                   9

                3  Legal Proceedings                                                           10

                4  Submission of Matters to a Vote of Stockholders                             11


          PART II


                5  Market for Registrant's Common Equity
                            and Related Stockholder Matters                                    12

                6  Selected Financial Data                                                     13

                7  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                14

                8  Financial Statements and Supplementary Data                                 21

                9  Changes in and Disagreements with Accountants                               21
                            on Accounting and Financial Disclosure


         PART III


               10  Directors and Executive Officers of the Registrant                          22

               11  Executive Compensation                                                      22

               12  Security Ownership of Certain Beneficial Owners
                            and Management                                                     22

               13  Certain Relationships and Related Transactions                              22


          PART IV


               14  Exhibits, Financial Statement Schedule
                             and Reports on Form 8-K                                           23

                                       (i)

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Suiza Foods Corporation (the "Company" or "Suiza") is a leading manufacturer and distributor of fresh milk and related dairy products, plastic packaging and packaged ice in the United States. Suiza also manufactures, distributes and markets refrigerated, shelf-stable and frozen food products. Suiza has grown primarily through a successful acquisition strategy, having consummated more than 40 acquisitions since its initial public offering in April 1996. Through these acquisitions, Suiza has realized economies of scale, operating efficiencies and added complimentary product lines.

         The Company conducts its dairy operations primarily through its Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms, Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms"), Country Delite Farms Inc. ("Country Delite"), Country Fresh, Inc. ("Country Fresh") and The Morningstar Group Inc. ("Morningstar"). The Company conducts its plastics operations through Franklin Plastics, Inc. and subsidiaries ("Franklin Plastics" or "Plastics") and its ice operations through Reddy Ice Corporation ("Reddy Ice"). Each of these operating subsidiaries is a leading competitor in its market, with an established reputation for customer service and product quality. The Company's dairy and ice subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, schools and institutional food service customers. The Company's customers in the plastic packaging business include regional dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies.

BUSINESS STRATEGY

         Management believes that the dairy, food distribution and plastic packaging industries provide attractive acquisition and consolidation opportunities. Suiza's acquisition strategy is to take advantage of industry consolidation trends by acquiring strong regional operators in new markets and consolidating within these markets with add-on acquisitions. Through consolidating acquisitions in its existing markets, management believes that Suiza should be able to continue to realize substantial operating efficiencies and economies of scale.

         Suiza's operating strategy for its dairy and related food businesses is to build a nationwide network of strong regional dairies supported by a cost-effective national network of dairy manufacturing and distribution operations. Management believes that its combination of regional direct-store-delivery and national warehouse distribution capabilities will enable Suiza to provide cost-effectively the fullest range of high quality branded, value-added and retailer branded products sold throughout the dairy case. In addition, Suiza will continue to seek internal growth in its dairy and related food businesses by adding new customers, extending its product lines and securing distribution rights for additional branded products.

         Similar to its dairy strategy, Suiza's operating strategy for its plastic packaging business is to seek scale efficiencies in purchasing, geographic manufacturing, research and development, and customer support. In addition, Suiza intends to seek internal growth in its plastic packaging business by adding new customers, and utilizing new packaging innovations. Suiza's operating strategy for its packaged ice operations is to continue to increase its market share by leveraging its size and geographic presence and to serve national accounts.

ACQUISITIONS AND RECENT DEVELOPMENTS

         In July 1997, the Company acquired substantially all the assets of Dairy Fresh, a regional dairy based in North Carolina, for cash consideration of approximately $106.3 million, including related acquisition costs, plus the assumption of certain indebtedness. Dairy Fresh reported sales of approximately $125 million in its 1996 fiscal year.

         In July 1997, the Company acquired the outstanding equity interests of Garelick Farms and Franklin Plastics. At the time of the acquisition, Garelick Farms consisted of three dairies, located in Massachusetts, Vermont and Maine, as well as the Miscoe Springs water bottling company in Massachusetts, and Franklin Plastics consisted of 16 plastic bottle manufacturing operations located primarily in the Eastern and Midwestern United States. The acquired businesses had annual sales of approximately $370 million during their most recent fiscal years completed prior to the acquisition. At the closing, the Company paid $299.6 million in cash, including related acquisition costs, and issued 446,100 shares of its common stock having a value of $15.0 million as of the day prior to the date of execution of the acquisition agreement.

         On November 25, 1997 and November 26, 1997, Suiza completed the acquisitions of Country Fresh and Morningstar, respectively. The purchase price for Country Fresh consisted of approximately 1.9 million shares of common stock, 11,691 shares of Suiza's Series A Preferred Stock and the assumption of outstanding options of Country Fresh, which became exercisable to purchase approximately 0.2 million shares of common stock. Country Fresh is a leading regional processor of milk, juice and ice cream products based in Grand Rapids, Michigan and reported net sales of approximately $353 million during its fiscal year ended March 1, 1997. The purchase price for Morningstar consisted of approximately 12.6 million shares of common stock and the assumption of outstanding options of Morningstar, which became exercisable to purchase approximately 2.9 million shares of common stock. Morningstar is a national manufacturer, distributor and marketer of refrigerated, shelf-stable and frozen food products and reported pro forma net sales of approximately $528 million for its fiscal year ended December 31, 1996. The acquisitions of Country Fresh and Morningstar have been accounted for as poolings of interests. Accordingly, the Company's consolidated financial statements give retroactive effect to the mergers of Country Fresh and Morningstar.

         On February 20, 1998, Suiza completed the acquisition of Land-O-Sun Dairies, L.L.C., ("Land-O-Sun") for a purchase price of approximately $248 million, consisting of approximately $128 million in cash, the issuance of $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust formed by Suiza, and the issuance of $20 million of preferred interests of Land-O-Sun. In addition, Suiza refinanced Land-O-Sun's existing outstanding long-term indebtedness, which totaled approximately $52 million as of the closing date. Suiza financed the cash portion of the purchase price and refinanced the existing long-term indebtedness with borrowings of $180 million under its senior credit facility. Land-O-Sun is based in Johnson City, Tennessee and operates 13 fluid dairy and ice cream processing facilities in Tennessee, North Carolina, South Carolina, Georgia, Illinois, Kentucky and Virginia. Land-O-Sun reported net sales of approximately $464 million for its fiscal year ended December 31, 1997. The Land-O-Sun acquisition was accounted for using the purchase method of accounting.

         On January 14, 1998, Suiza signed a definitive agreement to acquire Continental Can Company, Inc. ("Continental Can"). The purchase price for Continental Can is payable through the issuance by Suiza of approximately 2.1 million shares of common stock, the assumption by Suiza of outstanding options of Continental Can, which will become exercisable to purchase approximately 0.4 million shares of common stock, and the assumption of Continental Can's long-term indebtedness outstanding at closing. Continental Can is primarily engaged in the packaging business through a number of operating subsidiaries in the United States and in Europe, and reported net sales of approximately $546 million for the fiscal year ended December 31, 1997. The Continental Can merger, which is subject to the approval of the stockholders of Continental Can and customary closing conditions, is expected to close in the second quarter of 1998, and will be accounted for using the purchase method of accounting. There can be no assurance, however, that the acquisition of Continental Can will be completed as currently contemplated or at all.

         Suiza has also recently acquired or agreed to acquire a number of smaller dairy, plastic packaging and packaged ice businesses, including the completed acquisition of Louis Trauth Dairy, Inc. ("Trauth Dairy"), a Newport, Kentucky based manufacturer and distributor of fresh milk, ice cream and related dairy products. Trauth Dairy recorded net sales of approximately $67 million for the fiscal year ended September 30, 1997.

         On March 24, 1998, the Company completed the sale of $600 million of trust issued redeemable convertible preferred securities in a private placement to "qualified institutional buyers" within the meaning of Rule 144A under the Securities Act of 1933, as amended (the "144A Preferred Securities"). The 144A Preferred Securities are convertible at the option of the holders into an aggregate of approximately 7.7 million shares of the Company's common stock, subject to adjustment in certain circumstances.

         On March 27, 1998, the Company entered into an agreement with Packaged Ice, Inc. ("Packaged Ice") pursuant to which the Company would sell all of the outstanding capital stock of Reddy Ice to Packaged Ice for $172.5 million in cash, subject to certain adjustments. The agreement is subject to a number of conditions, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain financing contingencies. There can be no assurance that the sale of Reddy Ice will be completed pursuant to this agreement. Accordingly, the description of Suiza's business and properties below includes a description of Reddy Ice, as it has been and currently is being operated by the Company. If the sale of Reddy Ice to Packaged Ice is completed, the Company will no longer have any packaged ice operations. The operations of Reddy Ice are presented as discontinued operations in all of the financial statements and other financial information presented in this Annual Report on Form 10-K.

INDUSTRY OVERVIEW

Dairy
         According to published industry statistics, approximately $24.9 billion of fresh milk products were sold in 1996 at the wholesale level in the United States compared to $21.6 billion sold in 1989. Management believes that the dairy industry is mature in both the mainland United States and Puerto Rico.

         The dairy industry has excess capacity and has been in the process of consolidation for many years. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. As the industry has consolidated, many smaller dairy processors have been eliminated and several large regional dairy processors have emerged. According to published industry statistics, in 1996 there were approximately 622 fresh milk processing plants in the United States, a decline of 569 from the 1,191 plants operating in 1982. The number of plants with 20 or more manufacturing employees declined from 792 to 427 over the same period. As a result of this consolidation trend, which management believes will continue, the Company has had favorable opportunities to pursue its business strategy.

Plastic Packaging

         The segment of the plastic packaging industry in which the Company competes is blow-molded plastic bottles. This segment is fragmented and regional due to the high cost of transporting empty bottles. According to published industry statistics there are approximately 200 plastic bottle manufacturers in the continental United States with sales ranging from a few million to over $500 million in size. Consolidation of these manufacturers has been a recent phenomena, with several transactions occurring within the past year. The Company believes this consolidation to be founded in an industry-wide drive to remove duplicative costs and increase efficiency.

Ice

         The ice industry is highly fragmented and is regional because of the relatively high cost of transporting ice. Demand for ice is seasonal, with peak demand occurring in the second and third calendar quarters. The availability of ice during periods of high demand is important to grocery retailers and convenience stores. The ice industry has therefore emerged as a service-oriented business requiring efficient manufacturing facilities and distribution systems capable of accommodating peak demand levels. Management believes that the Company is one of the largest manufacturers and distributors of ice in the United States and that it has significant market share in each of the markets in which it operates.

PRODUCTS AND SERVICES

         The following table sets forth the total net sales of the Company's product lines, dairy products and plastic packaging, in dollars and as a percentage of consolidated total net sales in 1995, 1996 and 1997 (dollars in millions):


                                        1995                  1996                   1997
                                        ----                  ----                   ----
                                   DOLLARS  PERCENT       DOLLARS  PERCENT       DOLLARS PERCENT
                                   -------  -------       -------  -------       ------- -------
Dairy........................     $1,014.9     100%      $1,207.6     100%      $1,742.3   97.1%
Plastic packaging............          ---     ---            ---     ---           52.6    2.9


         The change in the percentage of consolidated total net sales represented by sales of dairy products and plastic packaging from 1995 to 1997 is the result of significant dairy acquisitions in 1996 and 1997, and a plastic packaging acquisition in 1997. Information about the Company's industry segments is contained in Note 18 to the Consolidated Financial Statements.

Dairy
         Suiza's regional dairy operations manufacture and distribute fresh milk, fruit drinks, coffee, juices, yogurt, packaged ice cream, ice cream novelties and water and related products under proprietary brand names and on a private-label basis for large customers. Suiza's Morningstar subsidiary manufactures and distributes refrigerated, non-refrigerated and frozen specialty food products that include (i) Suiza brands such as International Delight (R), Second Nature(R), Naturally Yours(TM) and Mocha Mix(R), (ii) retailer/wholesaler brands such as Morningstar "house" brands and private label brands and (iii) partner brands such as Lactaid(R) (manufactured under a licensing agreement with McNeil Consumer Products, an affiliate of Johnson & Johnson).

Plastic Packaging

         Suiza manufactures and distributes blow-molded plastic containers made primarily from polyethylene and used to package food grade products such as milk, water and other beverages. Suiza also produces plastic containers for use in packaging consumer and industrial products. These plastic containers vary in size from 8 ounces to 2 1/2 gallons.

 Ice

         Suiza manufactures and distributes ice products for retail, commercial and institutional markets. Suiza's principal product is cocktail ice in eight pound bags, which it sells principally to convenience and grocery stores. Suiza also sells cocktail ice in various bag sizes ranging from three pounds to 40 pounds to restaurants, stadiums, vendors and caterers. In addition, Suiza sells block ice in ten and 300 pound sizes to commercial and industrial customers.

SALES AND DISTRIBUTION

Dairy

         Suiza markets and sells its dairy products to a wide variety of retail and food service outlets including grocery stores, club stores, convenience stores, gas stores, schools, restaurants, hotels and cruise ships. Suiza's dairy group serves over 30,000 customers in its markets utilizing a fleet of over 1,000 delivery vehicles. Suiza's Morningstar subsidiary markets and sells its specialty food products on a national basis to a wide variety of retail, food service and dairy outlets and in approximately 20 foreign countries, and serves over 1,500 accounts through an internal sales force and independent brokers.

Plastic Packaging

         Suiza's customers for plastic containers include regional dairy manufacturers, bottled water processors and other beverage manufacturers. As of December 31, 1997, Suiza operated 6 stand-alone manufacturing facilities, from which it delivered plastic containers to its customers' facilities, and 11 on-site manufacturing facilities located on its customers' premises. Suiza's on-site manufacturing facilities manufacture and convey plastic containers directly to its customers' filling operations. At these on-site facilities, Suiza also manufactures plastic containers for distribution to off-site customers.

 Ice

         Suiza markets its ice products to convenience and grocery stores for retail sales and, to a lesser extent, to business and institutional customers that utilize Suiza's ice products in their operations. Suiza serves over 28,000 sites from 36 ice manufacturing facilities and 18 distribution centers. Suiza provides ice merchandisers to a majority of those sites.

         Suiza's ice distribution fleet consists of over 150 delivery vehicles, the majority of which are owned. In order to meet peak demand, Suiza expands its fleet during the summer season with short-term leased vehicles.

RAW MATERIALS AND SUPPLY

Dairy

         The Company purchases milk, its primary raw material, from farmers and farm co-operatives under contractual arrangements. Certain aspects of the Company's milk supply arrangements are regulated by governmental authorities. Fluid milk is generally readily available. The Company has traditionally experienced slight shortages in its milk supply in Puerto Rico during the months of September and October each year. Management estimates that these shortages, when they occur, reduce its Puerto Rico dairy sales by less than 2% during these months. Other raw materials, such as coffee, juice concentrates, sweeteners, and packaging supplies are generally available from numerous suppliers and the Company is not dependent on any single supplier for these materials. Certain of these raw materials are purchased under long-term contracts in order to obtain lower costs.

Plastics Packaging

         The primary raw material for the Company's plastic packaging operations is high density polyethylene ("HDPE"). HDPE is currently purchased from several suppliers and has generally been available to the Company. During periods of higher demand, which can result in part from unit growth of this industry, the price of HDPE can be expected to rise until such time as new production capacity is added, which has historically caused the price of HDPE to fluctuate widely.

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

Dairy

         Suiza's dairy and food distribution businesses are subject to significant competition from dairy operations and large national food service distributors that operate in Suiza's markets. Competition in the dairy and food distribution businesses is based primarily on service, price, brand recognition, quality and breadth of product line. Certain of Suiza's competitors are large, well capitalized and may have greater financial, operational and marketing resources than Suiza.

         The dairy industry has excess capacity and has been in the process of consolidation for many years. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. Any expansion of production capacity in one of Suiza's regional markets could have an adverse effect on Suiza.

Plastic Packaging

         The plastic packaging industry is also subject to significant competition. Suiza competes with larger independent manufacturing companies and vertically integrated food and industrial companies that operate captive plastic packaging manufacturing facilities. The primary competitive factors in the plastic packaging industry are price, quality and service. Many of Suiza's competitors in the plastics industry are larger and better capitalized than Suiza, and have greater resources than Suiza.

Ice

         The packaged ice business is also highly competitive. Suiza faces a number of competitors in the packaged ice business, including smaller independent ice manufacturers, convenience and grocery retailers that operate captive commercial ice plants and retailers that manufacture and package ice at store locations. Competition exists primarily on a regional basis, with service, price and quality as the principal competitive factors. A significant increase in the utilization of captive commercial ice plants or on-site manufacturing by operators of large retail chains served by Suiza could have an adverse effect on Suiza's ice business.

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

         In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The Company and its products are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for the Company's products, inspection of the Company's facilities and regulation of the Company's trade practices in connection with the sale of dairy products. Although the Company maintains quality control programs designed to address food quality and safety issues, an actual or perceived problem with the quality or safety of products at any of the Company's facilities could lead to product withdrawals, product recalls, remediation expenses, temporary plant closings and related negative publicity, any of which could have a material adverse effect on the Company.

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

Environmental Regulations

         The Company is subject to certain federal, state and local environmental regulations. Certain of the Company's dairy facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of the Company's operating subsidiaries are required to pay waste water surcharges or to construct waste water pretreatment facilities. Velda Farms, Garelick Farms and Country Fresh paid waste water surcharges aggregating approximately $1.3 million (on an annualized basis) during 1997. Morningstar expects to spend approximately $500,000 to construct waste water pre-treatment facilities during 1998, and Garelick Farms expects to spend approximately $2,000,000 on such facilities during 1998 and 1999.

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

U.S. Milk Industry Regulation

         The price of raw milk in the United States fluctuates based on supply and demand, with minimum support prices established monthly on a regional basis by the federal government, through Federal Milk Marketing Orders or state government agencies. In 1996, Congress passed legislation to phase out support prices over a specified period. There can be no assurance that a material increase in milk prices in the United States will not occur, and such an increase could reduce the profitability of the Company's operations and have a material adverse effect on the Company. The United States Department of Agriculture has recently proposed a number of changes to the Federal Milk Marketing Order program, including changes in pricing classifications for certain dairy products. It is uncertain whether these proposals will be adopted in their current or another form or, if adopted, what the impact of any final rules would have on the market for dairy products. There can be no assurance that any changes in the current Federal Milk Marketing Order program would not have a material adverse effect on the Company.

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

EMPLOYEES

         As of December 31, 1997 the Company employed approximately 7,050 employees in the following categories:


                                                                                                             EXPIRATION OF
                                                                     NON-UNION        UNION        TOTAL     UNION CONTRACT
                                                                     ---------        -----        -----     --------------
          Dairy
              Alabama............................................              1          ---           1
              California.........................................            115          566         681                 (1)
              Connecticut........................................              5          ---           5
              Florida............................................            689          ---         689
              Georgia............................................              1          ---           1
              Indiana............................................             28           82         110                 (2)
              Maine..............................................            ---          112         112       December 1998
              Maryland...........................................            148          ---         148
              Massachusetts......................................            297          ---         297
              Michigan...........................................            257          640         897                 (3)
              Nevada.............................................             45          121         166           June 2000
              New Hampshire......................................             10          ---          10
              New York...........................................             34          ---          34
              North Carolina.....................................            134          ---         134
              Ohio...............................................             59          189         248                 (4)
              Puerto Rico........................................            968           75       1,043                 (5)
              Rhode Island.......................................            283          ---         283
              Tennessee..........................................            139          102         241           July 1999
              Texas..............................................            211           76         287           June 1999
              Vermont............................................             65          ---          65
              Wisconsin..........................................             76          131         207            May 1998
                                                                           -----        -----       -----
          Total Dairies..........................................          3,565        2,094       5,659
          Ice....................................................            698          ---         698
          Plastic Packaging......................................            675          ---         675
          Corporate..............................................             18          ---          18
                                                                           -----        -----       -----
              Total..............................................          4,956        2,094       7,050
                                                                           =====        =====       =====

-------------------
(1) The Company is a party to six different union contracts covering employees in California. These contracts expire at various times during 1998, 1999 and 2000.

(2) The Company is a party to two different union contracts covering employees in Indiana. These contracts expire in March 1998 and January 2001.

(3) The Company is a party to eight different union contracts covering employees in Michigan. These contracts expire at various times from 1998 through 2002.

(4) The Company is a party to two different union contracts covering employees in Ohio. These contracts expire in April 1998 and November 1999.

(5) The Company is currently a party to two different union contracts covering employees in Puerto Rico. These contracts expire in October 1998 and July 2001. In addition, approximately 338 additional employees voted to unionize in February 1998, and the Company is currently negotiating with the new union concerning a contract.

OUTLOOK AND UNCERTAINTIES

         Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements may be contained in the Company's business description and in Management's Discussion and Analysis of Financial Condition and Results of Operations, among other places. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to inherent risks and uncertainties, some of which are summarized in this section.

         Risks Associated with Acquisition Strategy. The Company's strategy is to continue to expand its dairy, food distribution and plastic packaging business primarily through acquisitions of strong regional operators in new markets and consolidating or add-on acquisitions. The Company may encounter increased competition for acquisitions in the future, which could result in acquisition prices that the Company does not consider acceptable. There can be no assurance that the Company will find suitable acquisition candidates at acceptable prices or succeed in integrating acquired businesses into the Company's existing business or in retaining key customers of acquired businesses. There can also be no assurance that the Company will have sufficient available capital resources to realize its acquisition strategy.

         Although the Company often acquires operations in new markets requiring minimal integration into its existing operations, the success of the Company's acquisition strategy is also dependent on the ability of the Company to integrate acquisitions into the Company's existing operations. In addition the Company's recent growth has required, and is expected to continue to require, a significant amount of management, operational and financial resources. There can be no assurance that the integration of these operations and future acquired operations will not result in unforeseen difficulties, or require the investment of capital or absorb significant management resources at levels higher than that anticipated by management, or that the Company will realize meaningful economies of scale or operating efficiencies from its acquisitions. The failure of the Company to successfully integrate acquired operations could have a material adverse effect on the Company's operations.

         Competition. The Company's dairy, plastic packaging and packaged ice businesses are subject to significant competition. See "--Competition."

         Substantial Indebtedness. On December 31, 1997, the Company had total indebtedness of approximately $829.1 million. Under its senior credit facility, the Company can incur substantial amounts of additional indebtedness in the future, and additional indebtedness has been and, if the Company's acquisition strategy is successful, will continue to be incurred in connection with acquisitions by the Company. The Company's senior credit facility and related debt service obligations may (i) limit Suiza's ability to obtain additional financing in the future, (ii) require the Company to dedicate a significant portion of its cash flow to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for other purposes, (iii) limit the Company's flexibility in planning for, or reacting to, changes in its business and market conditions, and (iv) impose additional financial and operational restrictions on Suiza, including restrictions on dividends.

         The Company's ability to make scheduled payments on its indebtedness depends on its financial and operating performance, which is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. The Company has pledged the stock of its subsidiaries (except for 35% of the capital stock of Garrido) to secure its indebtedness under the senior credit facility. The failure of Suiza to comply with the financial and other restrictive covenants under its senior credit facility may result in an event of default which, if not cured or waived, could have a material adverse effect on the Company. The Company has entered into various interest hedging agreements with respect to approximately $600 million of indebtedness under its senior credit facility to reduce its exposure to interest rate fluctuations. To the extent indebtedness under the senior credit facility exceeds this amount, Suiza will be subject to interest rate risk.

         Government Regulation; Raw Material Costs. The Company's operations are subject to numerous federal, Puerto Rico, state and local government regulations. See "--Government Regulation."

         Dependence on Key Personnel. The future success of the Company's business operations is dependent in part on the efforts and skills of certain key members of management. The loss of any of its key members of management could have an adverse effect on the Company. The Company has not obtained key man life insurance with respect to any of its key members of management.

         Limitations on Favorable Tax Treatment. Under Section 936 of the Internal Revenue Code of 1986, as amended, a portion of the Company's income derived from its dairy, fruit drink and plastic bottle operations in Puerto Rico qualifies for a tax credit that has the effect of reducing or eliminating United States income taxes on income derived from these operations. In the Revenue Reconciliation Act of 1993, the United States Congress imposed certain limitations on the availability of the Section 936 credit. In August 1996, Congress passed the Small Business Job Protection Act of 1996 which contains further restrictions on the availability of Section 936 credits and eliminates
Section 936 altogether by December 31, 2005. These limitations, combined with certain other provisions in the Internal Revenue Code that govern the allocation among affiliated corporations of credits derived under Section 936, may limit the amount of the tax credit available to the Company prior to the expiration of
Section 936. In such event, Suiza's effective tax rate could be increased relative to historical rates, with a corresponding adverse effect on Suiza's net income.

ITEM 2.  PROPERTIES.

         The Company conducts its manufacturing and distribution operations from the following facilities:


                                 MANUFACTURING
            REGION               & DISTRIBUTION        DISTRIBUTION ONLY
            ------               --------------        -----------------
Dairy:      California           City of Industry
                                 Cypress
                                 Fullerton
                                 Gustine
                                 Riverside
                                 Santa Fe Springs
                                 Tulare
            Florida              Miami                 Daytona Beach
                                 St. Petersburg        Fort Myers
                                 Winterhaven           Jacksonville
                                                       Naples
                                                       Orlando
                                                       Ocala
                                                       Riviera Beach
                                                       Sarasota
                                                       Tampa
                                                       Vero Beach
            Indiana              New Paris
            Maine                Bangor
            Maryland             Frederick
            Massachusetts        Franklin
                                 Mendon
            Michigan             Detroit               Alpena
                                 Flint                 Lansing
                                 Grand Rapids          Sault Ste. Marie
                                 Livonia               Traverse City
            Nevada               Reno
            North Carolina       Winston-Salem
            Ohio                 Toledo (2)
            Puerto Rico          Aguadilla             Adjuntas
                                 Caguas                Arecibo
                                 Lares                 Ponce
                                 San Juan              San Juan
            Tennessee            Arlington
                                 Chattanooga
                                 Nashville
            Texas                Sulphur Springs
            Vermont              Bennington
            Wisconsin            Bristol
                                 Madison


                                 MANUFACTURING
            REGION               & DISTRIBUTION        DISTRIBUTION ONLY
            ------               --------------        -----------------
Ice:        Alabama              Huntsville            Dothan
                                 Opelika               Montgomery
            Arizona              Phoenix
                                 Tucson
                                 Yuma
            California           Riverside
            Florida              Auburndale            Key West
                                 Crescent City         St. Petersburg
                                 Davie                 Tallahassee
                                 Jacksonville
                                 MacClenny
                                 New Smyrna Beach
                                 Opa Locka
                                 Rivera Beach
                                 Tampa
            Georgia              Albany                Athens
                                 Atlanta               Columbus
            Louisiana            Baton Rouge           Alexandria
                                 Monroe                Shreveport
            Mississippi          Jackson               Flowood
            Nevada               Las Vegas
            New Mexico           Albuquerque           Las Cruses
            Oklahoma                                   Ardmore
            Tennessee            Knoxville
                                 Nashville
            Texas                Austin                Abiliene
                                 Dallas                Bryan
                                 El Paso               Galveston
                                 Fort Worth            Livingston
                                 Harlingen             Port Neches
                                 Houston (2)
                                 Killeen
                                 Monahans
                                 Pilot Point
                                 Splendora
                                 Waco
            Utah                                       Salt Lake City
Plastics:   Connecticut          New Britain
            Florida              St. Petersburg
                                 Zephyrhills
            Georgia              McDonough
            Illinois             Caseyville
            Louisiana            Kentwood
            Maine                Poland Springs
            Massachusetts        Franklin
                                 Marlborough
            New Jersey           Monroe Township
            North Carolina       Greensboro
            Ohio                 Columbus
            Pennsylvania         Breinigsville
                                 Kelton
                                 York
            Texas                Sherman
            Virginia             Richmond

         The Company maintains three administrative offices located in leased premises in Dallas, including its executive offices located at 3811 Turtle Creek Boulevard, Suite 1300, Dallas, Texas 75219.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

         On November 26, 1997 the Company held a special meeting of stockholders at which a proposal was approved to issue Suiza common stock in connection with the combination of Suiza and The Morningstar Group Inc. Stockholders also approved a proposal to increase the number of authorized shares of common stock reserved for issuance under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan from 1,150,000 shares to 3,000,000 shares.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock (the "Common Stock") began trading in the Nasdaq National Market on April 17, 1996. The Common Stock began trading on the New York Stock Exchange on March 5, 1997. The following table sets forth, for the periods from April 17, 1996 to December 31, 1997, the high and low sales prices of the Common Stock as quoted on the Nasdaq National Market or the New York Stock Exchange, as applicable. At March 16, 1998, there were approximately 296 record holders of the Common Stock.


                                                                                            High      Low
                                                                                            ----      ---
Year Ended December 31, 1996:
   Second Quarter (from April 17, 1996)..............................................      $18.75    $14.00
   Third Quarter.....................................................................      $17.75    $15.75
   Fourth Quarter....................................................................      $20.75    $16.75

Fiscal Year Ended December 31, 1997:
   First Quarter....................................................................       $29.25    $19.25
   Second Quarter...................................................................       $42.00    $24.75
   Third Quarter....................................................................       $57.50    $39.12
   Fourth Quarter...................................................................       $62.50    $43.50


         The Company has never declared or paid a cash dividend on the Common Stock. Management intends to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments and acquisitions and does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.
         (In thousands, except share data and ratios)

         The following selected financial data of Suiza as of and for each of the five years in the period ended December 31, 1997 have been derived from Suiza's audited consolidated financial statements. The selected financial data of Suiza give retroactive effect to Suiza's mergers with Country Fresh and Morningstar on November 25, 1997 and November 26, 1997, respectively, which have been accounted for as poolings of interests. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data of Suiza should be read in conjunction with the consolidated financial statements and related notes of Suiza included in Item 8.


                                                                             YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------------
                                                        1997           1996            1995           1994            1993
                                                     ----------     ----------      ----------      --------        --------
OPERATING DATA:
    Net Sales......................................  $1,794,876     $1,207,565      $1,014,926      $891,165        $579,276
    Cost of Sales..................................   1,392,216        970,796         813,091       710,175         471,622
                                                     ----------     ----------      ----------      --------        --------
    Gross profit...................................     402,660        236,769         201,835       180,990         107,654
    Operating costs and expenses:
        Selling and distribution...................     197,147        123,161         107,885        99,877          60,110
        General and administrative.................      58,302         44,352          39,649        34,903          23,893
        Amortization of intangibles................      14,916          7,675           5,609         5,378           4,109
        Restructuring charges......................         --             --              --            --            7,100
        Merger and other costs.....................      37,003            571           9,300           832             --
                                                     ----------     ----------      ----------      --------        --------
    Total operating costs and expenses.............     307,368        175,759         162,443       140,990          95,212
                                                     ----------     ----------      ----------      --------        --------
    Income from operations.........................      95,292         61,010          39,392        40,000          12,442
    Other (income) expense:
        Interest expense, net......................      36,664         15,707          18,942        16,855           6,266
        Other income net...........................     (24,077)        (4,499)         (2,241)       (1,422)         (1,406)
                                                     ----------     ----------      ----------      --------        --------
    Total other expense ...........................      12,587         11,208          16,701        15,433           4,860
                                                     ----------     ----------      ----------      --------        --------
    Income from continuing operations before income
        taxes......................................      82,705         49,802          22,691        24,567           7,582
    Income taxes...................................      43,375          2,939          10,003         7,452           2,185
                                                     ----------     ----------      ----------      --------        --------
    Income from continuing operations .............      39,330         46,863          12,688        17,115           5,397
    Income from discontinued operations............         717          2,315           1,329         1,745           1,730
                                                     ----------     ----------      ----------      --------        --------
    Income before cumulative effect of change
        In accounting and extraordinary loss.......      40,047         49,178          14,017        18,860           7,127
    Cumulative effect of change in accounting......         --             --              --         (2,272)            --
    Extraordinary loss from early extinguishment
    of debt........................................     (11,283)        (2,215)         (8,462)         (197)           (164)
                                                     ----------     ----------      ----------      --------        --------
    Net income.....................................  $   28,764     $   46,963      $    5,555      $ 16,391        $  6,963
                                                     ==========     ==========      ==========      ========        ========
    Net income applicable to common stock..........  $   28,464     $   46,661      $    5,251      $ 16,391        $  6,963
                                                     ==========     ==========      ==========      ========        ========



                                                                             YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                        1997           1996            1995             1994            1993
                                                     ----------     ------------    ----------      ------------    -----------
Basic earnings per common share:
    Income from continuing operations..............  $     1.32     $     1.99      $     0.60      $      0.78     $      0.30
    Income from discontinued operations............        0.02           0.10            0.06             0.08            0.09
    Cumulative effect of accounting change.........         ---            ---             ---            (0.10)            ---
    Extraordinary loss.............................       (0.38)         (0.10)          (0.41)           (0.01)          (0.01)
                                                     ----------     ----------      ----------      -----------     -----------
    Net income.....................................  $     0.96     $     1.99      $     0.25      $      0.75     $      0.38
                                                     ==========     ==========      ==========      ===========     ===========
Diluted earnings per common share:
    Income from continuing operations..............  $     1.25     $     1.90      $     0.59      $      0.75     $      0.28
    Income from discontinued operations............        0.02           0.10            0.06             0.08            0.09
    Cumulative effect of accounting change.........         ---            ---             ---            (0.10)            ---
    Extraordinary loss.............................       (0.36)         (0.09)          (0.40)           (0.01)          (0.01)
                                                     ----------     ----------      ----------      -----------     -----------
    Net income.....................................  $     0.91     $     1.91      $     0.25      $      0.72     $      0.36
                                                     ==========     ==========      ==========      ===========     ===========
Average common shares:
    Basic..........................................  29,508,791     23,424,322      20,708,467       21,844,157      18,312,371
                                                     ==========     ==========      ==========      ===========     ===========
    Diluted........................................  31,348,591     24,491,899      20,935,161       22,761,925      19,321,127
                                                     ==========     ==========      ==========      ===========     ===========


OTHER DATA:
    Ratio of earnings to combined fixed charges and
        Preferred stock dividends (1)..............        2.89x          3.38x           1.94x            2.22x           1.73x

BALANCE SHEET DATA (AT END OF PERIOD):
    Total assets...................................  $1,403,462     $  833,624      $  484,852      $   443,307     $   417,641
    Long-term debt, including current portion......     828,659        455,880         265,749          209,355         227,084
    Preferred stock................................       3,741          3,741           3,800              ---             ---
    Total common stockholders' equity..............     355,569        210,113         108,109          127,954         104,302

------------------

(1) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent income before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness, amortization of deferred financing costs, the portion of rental expense that management believes is a representative of the interest component of rent expense. Preferred stock dividends consists of dividends, adjusted to a pre-tax basis, on Suiza's Series A Preferred Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Suiza is a manufacturer and distributor of fresh milk and related dairy products, plastic packaging and packaged ice in the United States. Suiza also manufactures, distributes and markets refrigerated, shelf-stable and frozen food products. The markets in which the Company operates tend to be relatively mature. Because of this dynamic, the Company's strategy has been to grow primarily through acquisitions and to realize economies of scale and operating efficiencies by eliminating duplicative manufacturing, distribution, purchasing and administrative operations.

RESULTS OF OPERATIONS

         The results of operations give retroactive effect for all periods presented to the mergers with Country Fresh and Morningstar on November 25, 1997 and November 26, 1997, respectively, which have been accounted for as poolings of interest, whereby the assets acquired and liabilities assumed are reflected in the consolidated financial statements of the Company at the historical amounts for these entities. The results of operations also have been restated for all periods to present the packaged ice business as a discontinued operation. The following table presents certain information concerning the Company's results of operations, including information presented as a percentage of sales (dollars in thousands):


  Year Ended December 31,                    1997                      1996                      1995
  -----------------------------------------------------------------------------------------------------------------
                                       Dollars    Percent       Dollars     Percent        Dollars     Percent
                                    -------------------------------------------------------------------------------
  NET SALES
       Dairy                           $1,742,248                $1,207,565                 $1,014,926
       Plastics                            52,628                       ---                        ---
                                    -------------------------------------------------------------------------------
       Net sales                        1,794,876     100.0%      1,207,565     100.0%       1,014,926     100.0%
       Cost of goods sold               1,392,216      77.6         970,796      80.4          813,091      80.1
                                    -------------------------------------------------------------------------------
       Gross profit                       402,660      22.4         236,769      19.6          201,835      19.9

  OPERATING EXPENSES
       Selling and distribution           197,147      11.0         123,161      10.2          107,885      10.6
       General and administrative          58,302       3.2          44,352       3.7           39,649       4.0
       Amortization of intangibles         14,916       0.8           7,675       0.6            5,609       0.5
       Merger costs                        37,003       2.1             571       0.0            9,300       0.9
                                    -------------------------------------------------------------------------------
       Total operating expenses           307,368      17.1         175,759      14.5          162,443      16.0
                                    -------------------------------------------------------------------------------

  OPERATING INCOME
       Dairy                              134,402                    64,770                     50,631
       Plastics                             4,862                       ---                        ---
       Corporate office                   (43,972)                   (3,760)                   (11,239)
                                    -------------------------------------------------------------------------------
       Operating income                  $ 95,292       5.3%        $61,010       5.1%         $39,392       3.9%
                                    ===============================================================================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Sales. The Company's net sales increased 48.6% to $1.79 billion in 1997 from $1.21 billion in 1996. Net sales for the Company's dairy operations increased by 44.3%, or $534.7 million to $1.74 billion in 1997 when compared to 1996 primarily due to the acquisitions of Garrido in July 1996, Swiss Dairy in September 1996, Model Dairy and Presto in December 1996, and Dairy Fresh and Garelick Farms in July 1997. The increased sales reported from these acquired companies in 1997 over 1996 was $513.8 million. Net sales in the Company's plastics operations of $52.6 million were reported by Franklin Plastics, which was acquired along with Garelick Farms in July 1997. The Company owned no plastics business during 1996.

         Cost of Sales. The Company's cost of sales margin was 77.6% for 1997 compared to 80.4% for the same period in 1996. Cost of sales margins for the Company's dairy operations decreased from 80.4% in 1996 to 77.6% in 1997 primarily due to (i) lower average milk costs in the Company's domestic milk operations, which reduced sales and cost of sales by similar amounts as cost decreases were passed through to customers, and (ii) increases in sales of Morningstar's portfolio of higher margin branded and specialty dairy products. The cost of sales margin for the Company's plastic operations was 77.6% in 1997 with no comparison to 1996 due to the recent acquisition of these operations.

         Operating Expenses. The Company's operating expense ratio was 17.1% of sales in 1997 compared to 14.5% in 1996. Operating expense increases were experienced in both of the Company's operating groups reflecting the aforementioned acquisition activity. Operating expenses also increased significantly due to $37.0 million in merger and other costs recorded in the fourth quarter of 1997 primarily related to the costs paid in connection with Country Fresh and Morningstar mergers compared to $0.6 million in merger and other costs recorded in 1996. The Company's operating expense ratio prior to the recognition of these merger and other costs was 15.0% in 1997 compared to 14.5% in 1996. This operating expense margin increase was primarily the result of lower average milk costs in 1997 when compared to 1996. Operating expense margins in the Company's plastics operation were 13.2% during the portion of 1997 they were owned.

         Operating Income. The Company's operating income in 1997 was $95.3 million, an increase of 56.2% from operating income of $61.0 million during 1996. The Company's operating income margin increased slightly from 5.1% in 1996 to 5.3% in 1997. When adjusted for merger and other costs, the operating income margin increased from 5.1% in 1996 to 7.4% in 1997 primarily due to: (i) lower average milk costs in the Company's domestic dairy operations; and (ii) higher inherent margins at Morningstar in addition to improved Morningstar operating margins as a result of cost improvements resulting from the Presto acquisition.

         Other (Income) Expense. Interest expense increased from $15.7 million in 1996 to $36.7 million in 1997 resulting from higher average outstanding debt levels due to the acquisitions made during 1996 and 1997. While the Country Fresh and Morningstar mergers were stock transactions, the remaining acquisitions were primarily funded with debt. Morningstar also financed its December 1996 acquisition of Presto Products with debt. The Company reported $24.1 million in other income during 1997 compared to $4.5 million during 1996. The increase in other income was primarily the result of gains of $21.8 million in 1997 and $3.4 million in 1996 from the sale of tax credits as described in "Tax Benefits."

         Discontinued Operations and Extraordinary Items. Income from discontinued operations was $.7 million (net of tax expense of $.4 million) in 1997 as compared to $2.3 million (net of tax expense of $1.5 million) in 1996. In addition, during 1997, the Company incurred $11.3 million in extraordinary costs (net of $7.0 million in tax benefits) as a result of the early extinguishment of debt. Of this amount, $3.3 million (net of a related tax benefit of $2.0 million) was related to the first quarter early extinguishment of subordinated debt and $8.0 million (net of a related tax benefit of $5.0 million) was related to the refinancing accomplished during the fourth quarter in connection with the Country Fresh and Morningstar mergers. Both of these extraordinary items included the write-off of deferred financing costs. During 1996, the Company incurred $2.2 million in extraordinary costs (net of a related tax benefit of $0.9 million) resulting from the early extinguishment of debt from the net cash proceeds of the Company's initial public offering in April 1996. These costs included $1.3 million for the write-off of deferred financing costs and $1.8 million in prepayment penalties.

         Net Income. The Company reported net income of $28.8 million in 1997 compared to $47.0 million for 1996. Pretax income for 1997 was $82.7 million, which includes merger and other costs of $37.0 million, compared to $49.8 million for 1996. Income tax expense increased from $2.9 million in 1996 to $43.4 million in 1997. Income tax expense was lower than statutory rates at 5.9% of pretax income in 1996 primarily as a result of the recognition of $11.75 million of deferred tax assets from Puerto Rico tax credits, as compared to income tax expense as a percent of pretax income of 52.4% in 1997, which was higher than statutory rates primarily as a result of the tax effect of non-deductible merger costs in 1997. See "Tax Benefits." Net income declined primarily due to the merger and other costs which were in large part not deductible for tax purposes, only generating a tax benefit of approximately $2.0 million. Also the increased level of extraordinary items contributed to the reduced reported income.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Sales. The Company's net sales increased 19.0% to $1.21 billion for the year ended December 31, 1996 compared to $1.01 billion for the year ended December 31, 1995. Net sales for the Company's dairy operations increased to $1.21 billion in 1996, an increase of 19.0% when compared to 1995, primarily due to (i) the acquisition of Garrido in July 1996, Swiss Dairy in September 1996 and Model Dairy and Presto in December 1996, which collectively reported net sales of $73.1 million during 1996 for periods subsequent to their respective acquisition dates, and (ii) an increase in selling prices to recoup increases in raw milk costs in the Company's domestic dairy operations.

         Cost of Sales. The Company's cost of sales margin was 80.4% for 1996 compared to 80.1% for the same period in 1995. Cost of sales margins increased primarily due to higher raw milk costs.

         Operating Expenses. Operating expenses increased by $13.3 million or 8.2% in 1996 compared to 1995. As a percentage of net sales, operating expenses decreased to 14.5% in 1996 compared to 16.0% in 1995. The dollar increase is primarily due to operating expenses associated with acquired businesses, partially offset by a reduction in merger and other costs from $9.3 million in 1995 to $.6 million in 1996. The operating expense margin decreased in the year-to-year comparison because of (i) reduced merger and other costs (ii) increased dairy net sales due to higher milk costs (which had little impact on operating expense levels) and (iii) the addition of Garrido, Swiss Dairy and Model Dairy during 1996, which had lower operating expense margins than did the other operations.

         Operating Income. The Company's operating income in 1996 was $61.0 million, an increase of 54.9% from operating income in 1995 of $39.4 million, which resulted in an increase in the operating income margin to 5.1% in 1996 from 3.9% in 1995 due primarily to results of operations attributable to several acquisitions consummated during 1996 and to lower merger and other costs.

         Other (Income) Expense. Interest expense declined to $15.7 million during 1996 from $18.9 million during 1995. The reduction in interest expense resulted from a decrease in average interest rates from the repayment of certain subordinated notes in April 1996 and lower average debt levels resulting primarily from equity issuances during 1996. Other income rose to $4.5 million in 1996 from $2.2 million in 1995 primarily as a result of a $3.4 million gain realized during the third quarter of 1996 from the sale of tax credits associated with the Company's Puerto Rico operations. See "-Tax Benefits."

         Discontinued Operations and Extraordinary Items. Income from discontinued operations was $2.3 million (net of income tax expense of $1.5 million) in 1996 as compared to $1.3 million (net of income tax expense of $0.8 million) in 1995. In addition, during 1996, the Company incurred $2.2 million in extraordinary costs (net of a $0.9 million tax benefit) as a result of the early extinguishment of debt using the net cash proceeds of the Company's initial public offering. These costs included $1.3 million for the write-off of deferred financing costs and $1.8 million in prepayment penalties. During 1995, the Company incurred $8.5 million in extraordinary costs (net of $0.7 million tax benefit) to refinance the Company's debt, which included the write-off of deferred financing costs and certain prepayment penalties.

         Net Income. The Company reported net income of $47.0 million in 1996 compared to net income of $5.6 million for 1995. The 1996 net income improved due to (i) improved results of operations resulting primarily from several acquisitions consummated during 1996; (ii) gains and tax benefits from the recognition of tax credits in Puerto Rico; (iii) reduced interest expense; and
(iv) the reduction in merger and other costs.

SEASONALITY

         The Company's dairy operations are not subject to large seasonal sales fluctuations. The Company sells milk to schools, most of which are closed during the summer months. Approximately 3.5% of the Company's dairy sales were made to schools during 1997. In addition, the Company has traditionally experienced slight shortages in its milk supply in Puerto Rico during the months of September and October each year. Management estimates that these shortages reduce dairy sales in Puerto Rico by less than 2% during these months.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had total stockholders' equity of $359.3 million and total indebtedness of $828.7 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios in its debt agreements.

         Cash Flow. The working capital needs of the Company historically have been met with cash flow from operations along with borrowings under credit facilities and proceeds of equity offerings. Net cash provided by operating activities was $136.6 million for 1997 and $64.2 million for 1996. Investing activities in 1997 included $62.1 million in capital expenditures, of which $52.6 million was spent in the Company's dairy operations and $9.3 million in its plastics operations. Investing activities in 1997 also included net cash paid of $429.9 million for the acquisitions of Dairy Fresh, Garelick Farms, Franklin Plastics and other small acquisitions. Financing activities for 1997 included cash provided of $95.1 million from proceeds from the issuance of common stock and net proceeds of $373.6 million from a new senior lending facility, the proceeds of which were utilized primarily for the purpose of acquiring the aforementioned businesses, along with cash used of $54.4 million for the payment of deferred financing and merger and other costs.

         On January 28, 1997, the Company sold 4,270,000 shares of newly issued common stock in a public offering (the "Secondary Offering") at a price to the public of $22.00 per share. The Secondary Offering provided net cash proceeds to the Company of approximately $89.0 million. Of this amount, $36.0 million was used to repay subordinated notes and $4.3 million was used to pay prepayment penalties related to the early extinguishment of the subordinated notes, which, along with the remaining balance of unamortized deferred loan costs, was reported as an extraordinary loss from the early extinguishment of debt. The remainder of the net proceeds were used to reduce the outstanding balance of the Company's acquisition loan facility.

         In July 1997, the Company acquired substantially all the assets of Dairy Fresh, a regional dairy based in North Carolina, for cash consideration of approximately $106.3 million, including related acquisition costs, plus the assumption of certain indebtedness. The purchase price for this acquisition was funded from the acquisition facility of the senior credit facility.

         In July 1997, the Company also acquired the outstanding equity interests of The Garelick Companies. At closing, the Company paid $299.6 million in cash, including related acquisition costs, and issued 446,100 shares of common stock having a value of $15.0 million as of the day prior to the date of execution of the acquisition agreement. Of these shares, 148,700 were issued into escrow, subject to the satisfaction of an earnout provision related to the future performance of the Garelick fluids business. The cash portion of the purchase price was funded from the acquisition facility of the senior credit facility.

         On November 25, 1997, the Company acquired Country Fresh through a merger transaction and on November 26, 1997, the Company acquired Morningstar through a merger transaction. Under the terms of the merger agreements, Suiza Foods issued 1.9 million and 12.6 million shares of common stock to the shareholders of Country Fresh and Morningstar, respectively, for all of the outstanding common stock of these companies, and assumed obligations to issue .2 million and 2.9 million shares, respectively, of Suiza Foods common stock in connection with outstanding stock options of these companies. In connection with these mergers, the Company entered into its $1.25 billion senior credit facility, which is described in further detail under "Future Capital Requirements - Senior Credit Facility". As a part of these transactions, the Company refinanced almost all of the outstanding debt of Country Fresh and Morningstar, which totaled $18.4 million and $191.0 million, respectively.

         On February 20, 1998, the Company completed the acquisition of Land-O-Sun for a purchase price of approximately $248 million, consisting of approximately $128 million in cash, $100 million of company-obligated 5% manditorily redeemable convertible preferred securities of a Delaware business trust formed by the Company and $20 million of Land-O-Sun preferred interests. In addition, the Company refinanced Land-O-Sun's existing outstanding long-term indebtedness, which totaled approximately $52 million as of the closing date. The Company financed the cash portion of the purchase price and the refinancing of existing long-term indebtedness with borrowings under its senior credit facility.

         On March 27, 1998, the Company entered into an agreement with Packaged Ice pursuant to which the Company would sell all of the outstanding capital stock of Reddy Ice to Packaged Ice for $172.5 million in cash, subject to certain adjustments. The agreement is subject to a number of conditions, and there can be no assurance that the sale of Reddy Ice will be completed.

FUTURE CAPITAL REQUIREMENTS

         Management expects that cash flow from operations along with additional borrowings under existing and future credit facilities will be sufficient to meet the Company's requirements for the remainder of 1998 and for the foreseeable future. In the future, the Company intends to pursue additional acquisitions that are compatible with its core businesses. The Company also announced that it is pursuing a strategy that would provide a separate identity for its plastics operations and that it may consider an initial public offering of this business at some future time. There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

         Senior Credit Facility. In November 1997, the Company entered into a new $1.25 billion credit facility with a group of banks, including First Union National Bank of North Carolina, as agent, and The First National Bank of Chicago, as syndication agent ( the "Senior Credit Facility"). This facility is comprised of: (i) a $700.0 million revolving credit facility; and a (ii) $550.0 million term loan. Under the terms of the Senior Credit Facility, the term loan will be amortized over six years beginning March 31, 1998 and ending December 31, 2003 and the revolving credit facility expires on December 31, 2003. Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the Federal Funds rate; or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 40 to 100 basis points depending on the Company's ratio of defined indebtedness to EBITDA. The Company pays a commitment fee on unused amounts of the revolving facility that ranges from 15 to 25 basis points, based on the Company's ratio of defined indebtedness to EBITDA.

         The Company may repay loans outstanding under the Senior Credit Facility at any time in increments of $100,000 or, in the case of a LIBOR loan, $1.0 million (subject to a $500,000 minimum or, in the case of a LIBOR loan, a $2.0 million minimum), in whole or in part, without penalty. In addition, the Senior Credit Facility requires mandatory prepayments, subject to certain limitations, from the defined net proceeds of certain casualty events, certain sales of assets and equity issuances.

         The Company's Senior Credit Facility requires the Company to comply with the following financial covenants at all times: (i) the leverage ratio (defined as the ratio of aggregate debt to EBITDA) will not exceed 3.90 to 1 during 1998, 3.75 during 1999 and 3.50 thereafter; (ii) net worth will not be less than $300.0 million after March 31, 1997, plus 50% of net income for each quarter commencing on or after October 1, 1997, plus certain additional amounts as a result of public or private offerings of Common Stock by the Company; (iii) the fixed charges ratio will not be less than 1.00 to 1 during 1998 and 1.10 to 1 thereafter; and (iv) the interest coverage ratio will not be less than 3.0 to 1 at any time.

         Without lender consent, the Senior Credit Facility also: (i) limits the redemption of trust issued securities and common stock; (ii) requires consents for acquisitions exceeding $50.0 million in a single transaction; (iii) limits the incurrence of additional debt; and (iv) limits transactions with affiliates.

         The Company has pledged all the capital stock of its subsidiaries (except for 35% of the capital stock of Garrido) to secure the Senior Credit Facility. A default with respect to any loan under the Senior Credit Facility is a default with respect to all other loans under the Senior Credit Facility. The Senior Credit Facility includes various events of default customary for similar senior credit facilities, including defaults resulting from nonpayment of principal when due, nonpayment of interest and fees, material misrepresentations, default in the performance of any covenant and the expiration of any applicable grace period, bankruptcy or insolvency, certain judgments and a change in control of the Company (including certain changes in the board of directors and certain acquisitions of Common Stock by third parties).

     Preferred Securities. On February 20, 1998, the Company issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a subsidiary trust as part of the consideration paid to acquire Land-O-Sun Dairies, and on March 24, 1998, the Company issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a subsidiary trust in a private placement transaction, the proceeds of which were primarily used to repay amounts outstanding under the Senior Credit Facility. These redeemable convertible preferred securities are referred to as "Preferred Securities" herein.

     The Preferred Securities have quarterly distributions payable at their respective stated rates per annum, and have a liquidation preference of $50 per security. Distributions may be deferred for up to 20 consecutive quarters. The Preferred Securities are convertible, at the option of the holder thereof, into an aggregate of approximately 9.1 million shares of the Company's common stock.

     The Preferred Securities are redeemable, at the Company's option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share after 30 years from their respective issue dates or upon the occurrence of certain specified events, as defined.

     The Company entered into a guaranty agreement in favor of the holders of the Preferred Securities whereby the Company has fully guaranteed all of the respective subsidiary trusts obligations under the Preferred Securities, to the extent the subsidiary trusts has funds on hand available therefor. The Company also agreed to register the resale of the common stock issuable upon conversion of the Preferred Securities under certain circumstances.

     Interest Rate Agreements. The Company has interest rate derivative agreements in place that have been designated as hedges against the Company's variable interest rate exposure on its loans under the Senior Credit Facility. At December 31, 1997, the Company had interest rate derivative agreements in place, including interest rate caps and interest rate swaps, which have been designated as hedges against the Company's variable interest rate exposure on its loans under the Senior Credit Facility. The interest rate caps have aggregate notional amounts of $60.0 million, which mature in March 2000, and which cap interest on LIBOR loans at 8.0%, plus the applicable LIBOR margin. The interest rate swaps have aggregate notional amounts of: (i) $55.0 million and mature in June 1998, and fix the interest rates on LIBOR loans at approximately 6.0%, plus the applicable LIBOR margin; (ii) $100.0 million and mature in December 2000, and fix the interest rates on LIBOR loans at approximately 6.03%, plus the applicable LIBOR margin; (iii) $225.0 million and mature in December 2002, and fix the interest rates on LIBOR loans at approximately 6.12%, plus the applicable LIBOR margin; (iv) $60.0 million and mature in September 2000, and fix the interest rates on LIBOR loans at approximately 6.09%, plus the applicable LIBOR margin; (v) $50.0 million and mature in December 2003, and fix the interest rates on LIBOR loans at approximately 6.08%, plus the applicable LIBOR margin. In addition, there are $100.0 million of interest rate collars outstanding that will mature from December 2002 to June 2003 with a floor and limit of approximately 6.11% to 7.50%. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense. There was no material income or expense attributable to the amortization or periodic settlements of the derivative agreements in 1996 or 1997. These derivative agreements provide hedges for Senior Credit Facility loans by limiting or fixing the

LIBOR interest rates specified in the Senior Credit Facility (5.8% at December 31, 1997, excluding the LIBOR margin) at the above rates until the indicated expiration dates of these interest-rate-derivative agreements.

TAX BENEFITS

         Management believes that the Company's effective tax rate will range from 35% to 40% for the next several years. The Company's effective tax rate is affected by various tax advantages applicable to the Company's Puerto Rico based operations. Any additional acquisitions could change this effective tax rate.

         The Company's Puerto Rico operations are 90% exempt from Puerto Rico income taxes and 100% exempt from property, municipal, certain excise and other taxes and fees pursuant to the Puerto Rico Agricultural Tax Incentives Act of 1995. Dividends to the Company from Suiza-Puerto Rico will generally be subject to a 10 percent "tollgate" tax in Puerto Rico.

         The Company currently is able to maintain the tax benefits from its Puerto Rico based dairy, fruit and plastics operations through U.S. tax credits specified under Section 936 of the U.S. Internal Revenue Code of 1986, as amended. The Section 936 credit eliminates or reduces United States income taxes for certain income derived by U.S. corporations in Puerto Rico and is available to certain domestic corporations that earn 80% or more of their gross income from sources within Puerto Rico and earn 75% or more of their gross income from the active conduct of a trade or business in Puerto Rico over a three-year period (or such shorter period as may be applicable). Management believes that each of its dairy, fruit and plastics operating subsidiaries based in Puerto Rico satisfy these conditions. In the Revenue Reconciliation Act of 1993, Congress imposed certain limitations on the availability of the Section 936 credit. Pursuant to these limitations, the Section 936 credit for each eligible corporation generally cannot exceed the sum of 60% of certain wage and fringe benefit expenses and a portion of depreciation allowances for a taxable year or, if elected, a reduced credit computed without regard to these economic activity limitations.

         The Small Business Job Protection Act of 1996 (the "Job Protection Act") eliminated the Section 936 credit for corporations other than "existing credit claimants." As an existing credit claimant, the Company's Puerto Rico-based dairy, fruit drink and plastic bottle operations will continue to realize the benefits of Section 936 through December 31, 2005. Thereafter
Section 936 will be eliminated. However, for tax years beginning after December 31, 2001 and before January 1, 2006, the total amount of the Company's Puerto Rico income that is eligible to be offset by the 936 credit cannot exceed the "base period income" of the Company as determined under the Job Protection Act. This limitation may reduce the amount of credits otherwise available to the Company.

         The Puerto Rico Agricultural Tax Incentives Act of 1995 also provides a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico. These credits may be transferred to other taxpaying entities. During 1996, the Company made investments in its Puerto Rico dairy, fruit and plastics, all of which have been certified as qualified agricultural businesses in Puerto Rico. During 1996, the Company recognized $15.75 million in tax credits related to the qualifying investment in its Puerto Rico dairy business. In September 1996, the Company sold $4.0 million of these tax credits to third parties, resulting in net proceeds of $3.4 million before provision for income taxes, and recognized a deferred tax asset for the remainder of the tax credit in the amount of $11.75 million. During 1997, the Company obtained a ruling from Puerto Rico confirming that its investments in its fruit and plastics business also qualified for the tax credits. These tax credits were subsequently sold to third parties for $18.1 million, net of discounts and related expenses. In addition, during the fourth quarter of 1997, the Company also sold $3.7 million, net of discounts and related expenses of the tax credits recognized as deferred tax assets in 1996.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         As is the case with most other companies using computers in their operations, Suiza is in the process of addressing the Year 2000 Compliance issue. The Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000 and is in the process of installing new hardware and packaged software at certain of its locations. These systems were recently purchased from large vendors who have represented that these systems are already Year 2000 compliant and the Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. Once the installation of these new systems are completed and tested at these locations, the Company expects to install similar systems at substantially all its remaining locations.

         Suiza Foods will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 Compliance, and the Company expects to complete the project in mid-1999. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year, excluding the cost of new systems, which will be capitalized. These costs, which are being funded through operating cash flows, and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

         Suiza Foods has initiated communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Compliance issues. There can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on the Company's systems.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements are included as an exhibit as described in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference to the Company's proxy statement for the May 14, 1998 Annual Meeting of Stockholders under the caption "Executive Officers and Directors."

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the Company's proxy statement for the May 14, 1998 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information," provided that the information under the captions "Corporate Performance Graph" and "Compensation Committee's and Stock Option Committee's Report on Executive Compensation" are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the Company's proxy statement for the May 14, 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the Company's proxy statement for the May 14, 1998 Annual Meeting of Stockholders under the captions "Executive Compensation and Other Information -- Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements are incorporated by reference to the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997 attached hereto:


                   Independent Auditors' Report of Deloitte & Touche LLP.....................  Page F1
                   Independent Auditors' Report of Arthur Andersen LLP.......................  Page F2
                   Consolidated Balance Sheets as of December 31, 1997 and 1996..............  Page F3
                   Consolidated Statements of Income for the years ended
                   December 31, 1997, 1996 and 1995..........................................  Page F4
                   Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995....................................  Page F5
                   Consolidated Statements of Cash Flows for the years ended
                   December 31, 1997, 1996 and 1995..........................................  Page F6
                   Notes to Consolidated Financial Statements................................  Page F7

(a)(2)   Financial Statement Schedules

                  No financial statement schedules are required as all material required information is disclosed in the Company's Consolidated Financial Statements and the notes thereto.

(a)(3)   Management Contract or Compensatory Plan

                  See Index to Exhibits on Page 25. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1 through 10.19.

(b)       Reports on Form 8-K

          (1) Form 8-K filed on October 31, 1997 to report the proxy solicitation for the Morningstar and Country Fresh mergers.

          (2) Form 8-K filed on December 10, 1997 to report the completion of the Morningstar and Country Fresh mergers.

(c)      Exhibits

                  See Index to Exhibits on Page 25.

(d)      Financial Statement Schedules

                  No financial statement schedules are required as all material required information is disclosed in the notes to the Company's Consolidated Financial Statements.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. The consolidated financial statements give retroactive effect to the Company's mergers with Country Fresh, Inc. and The Morningstar Group Inc. on November 25, 1997, and November 26, 1997, respectively, which have been accounted for as poolings of interests as described in Notes 1 and 2 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated balance sheet of The Morningstar Group Inc. as of December 31, 1996, or the related consolidated statements of income, stockholders' equity and cash flows of The Morningstar Group Inc., for the years ended December 31, 1996 and 1995, which consolidated statements reflect total assets of $356.0 million as of December 31, 1996, and total revenues of $394.3 million and $304.7 million for the years ended December 31, 1996 and 1995, respectively. Those consolidated statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Morningstar Group Inc. for such periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suiza Foods Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Dallas, Texas
March 27, 1998

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
The Morningstar Group Inc.
Dallas, Texas

We have audited the consolidated balance sheets of The Morningstar Group Inc.
(a Delaware corporation) and subsidiaries ("Morningstar") as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996 prior to the restatement (and, therefore, are not presented herein) for the merger of Suiza Foods Corporation ("Suiza") with Morningstar on November 26, 1997, which has been accounted for as a pooling of interests as described in Notes 1 and 2 to the Suiza consolidated financial statements. These consolidated financial statements are the responsibility of Morningstar's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Morningstar Group Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                       ARTHUR ANDERSEN LLP
Dallas, Texas
November 26, 1997

SUIZA FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                 DECEMBER 31,
                                                                                       -----------------------------
ASSETS                                                                                       1997          1996


CURRENT ASSETS:
   Cash and cash equivalents                                                              $ 24,388       $ 23,823
   Receivables, net of allowance for doubtful
      accounts of $3,589 and $2,943, respectively                                          164,284        129,602
   Inventories                                                                              76,087         57,193
   Prepaid expenses and other current assets                                                 7,978          7,015
   Refundable income taxes                                                                  19,836          2,312
   Deferred income taxes                                                                     2,718         11,582
   Net assets of discontinued operations                                                   100,785         42,268
                                                                                       -----------       --------

           Total current assets                                                            396,076        273,795

PROPERTY, PLANT AND EQUIPMENT                                                              363,649        214,316

DEFERRED INCOME TAXES                                                                        4,484         11,198

INTANGIBLE AND OTHER ASSETS                                                                639,253        334,315
                                                                                       ------------     ---------

TOTAL                                                                                  $ 1,403,462      $ 833,624
                                                                                       ============     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                 $ 178,021      $ 133,409
   Income taxes payable                                                                      4,006          8,115
   Current portion of long-term debt                                                        50,846         23,508
                                                                                         ---------      ---------

           Total current liabilities                                                       232,873        165,032

LONG-TERM DEBT                                                                             777,813        432,372

OTHER LONG-TERM LIABILITIES                                                                 13,230         13,394

DEFERRED INCOME TAXES                                                                       20,236          8,972

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY:
   Preferred stock, 11,691 shares of Series A preferred stock issued and
      outstanding, with a stated value of $320 per share                                     3,741          3,741
   Common stock, 30,463,312 and 25,002,823 shares issued and outstanding                       305            250
   Additional paid-in capital                                                              281,774        164,390
   Retained earnings                                                                        73,490         45,473
                                                                                       -----------      ---------

           Total stockholders' equity                                                      359,310        213,854
                                                                                       -----------      ---------

TOTAL                                                                                  $ 1,403,462      $ 833,624
                                                                                       ===========      =========


                See notes to consolidated financial statements.

SUIZA FOODS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------


                                                                              YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                                   1997               1996              1995


NET SALES                                                     $ 1,794,876        $ 1,207,565       $ 1,014,926

COST OF SALES                                                   1,392,216            970,796           813,091
                                                              -----------        -----------       -----------

GROSS PROFIT                                                      402,660            236,769           201,835

OPERATING COSTS AND EXPENSES:
   Selling and distribution                                       197,147            123,161           107,885
   General and administrative                                      58,302             44,352            39,649
   Amortization of intangibles                                     14,916              7,675             5,609
   Merger and other costs                                          37,003                571             9,300
                                                              -----------        -----------       -----------

      Total operating costs and expenses                          307,368            175,759           162,443
                                                              -----------        -----------       -----------

INCOME FROM OPERATIONS                                             95,292             61,010            39,392

OTHER (INCOME) EXPENSE:
   Interest expense, net                                           36,664             15,707            18,942
   Other income, net                                              (24,077)            (4,499)           (2,241)
                                                              -----------        -----------       -----------

      Total other expense                                          12,587             11,208            16,701
                                                              -----------        -----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES              82,705             49,802            22,691

INCOME TAXES                                                       43,375              2,939            10,003
                                                              -----------        -----------       -----------

INCOME FROM CONTINUING OPERATIONS                                  39,330             46,863            12,688

INCOME FROM DISCONTINUED OPERATIONS                                   717              2,315             1,329
                                                              -----------        -----------       -----------

INCOME BEFORE EXTRAORDINARY LOSS                                   40,047             49,178            14,017

EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT               11,283              2,215             8,462
                                                              -----------        -----------       -----------

NET INCOME                                                    $    28,764        $    46,963       $     5,555
                                                              ===========        ===========       ===========

NET INCOME APPLICABLE TO COMMON STOCK                         $    28,464        $    46,661       $     5,251
                                                              ===========        ===========       ===========

BASIC EARNINGS PER COMMON SHARE:
   Income from continuing operations                          $      1.32             $ 1.99            $ 0.60
   Discontinued operations                                           0.02               0.10              0.06
   Extraordinary loss                                               (0.38)             (0.10)            (0.41)
                                                              -----------        -----------       -----------

   Net income                                                 $      0.96        $      1.99       $      0.25
                                                              ===========        ===========       ===========

DILUTED EARNINGS PER COMMON SHARE:
   Income from continuing operations                          $      1.25        $      1.90       $      0.59
   Discontinued operations                                           0.02               0.10              0.06
   Extraordinary loss                                               (0.36)             (0.09)            (0.40)
                                                              -----------        -----------       -----------

   Net income                                                 $      0.91        $      1.91       $      0.25
                                                              ===========        ===========       ===========

AVERAGE COMMON SHARES - BASIC                                  29,508,791         23,424,322        20,708,467
                                                              ===========        ===========       ===========

AVERAGE COMMON SHARES - DILUTED                                31,348,591         24,491,899        20,935,161
                                                              ===========        ===========       ===========


                See notes to consolidated financial statements.

SUIZA FOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                              PREFERRED STOCK
                                                 SERIES A
                                               8% CUMULATIVE          COMMON STOCK             ADDITIONAL
                                             ------------------   -----------------------       PAID-IN   RETAINED
                                             SHARES     AMOUNT       SHARES        AMOUNT       CAPITAL   EARNINGS      TOTAL

BALANCE, JANUARY 1, 1995                       -        $   -       12,866,894      $ 129     $ 103,178     $ 24,647    $ 127,954

   Issuance of common stock                                            289,208          3         5,370                     5,373

   Capital contribution                                                                           5,111                     5,111

   Stock splits                                                     10,286,455        103          (103)                        -

   Redemption of common stock and
      the exchange of preferred stock        11,875        3,800    (2,463,544)       (25)       (8,765)     (26,790)     (31,780)

   Dividends on preferred stock                                                                                 (304)        (304)

   Net income                                                                                                  5,555        5,555

                                             -------     --------   ----------  ---------    ----------    ---------    ---------
BALANCE, DECEMBER 31, 1995                   11,875        3,800    20,979,013        210       104,791        3,108      111,909

   Issuance of common stock                                          4,480,369         45        59,599                    59,644

   Redemption of common and preferred stock    (184)         (59)     (456,559)        (5)                    (4,296)      (4,360)

   Dividends on preferred stock                                                                                 (302)        (302)

   Net income                                                                                                 46,963       46,963
                                             -------     --------   ----------  ---------    ----------    ---------    ---------
BALANCE, DECEMBER 31, 1996                   11,691        3,741    25,002,823        250       164,390       45,473      213,854

   Issuance of common stock                                          5,460,489         55       117,384                   117,439

   Dividends on preferred stock                                                                                 (300)        (300)

   Adjustment for conforming the year-end
      of Country Fresh                                                                                          (447)        (447)

   Net income                                                                                                 28,764       28,764
                                             -------     --------   ----------  ---------    ----------    ---------    ---------
BALANCE, DECEMBER 31, 1997                   11,691      $ 3,741    30,463,312  $     305    $  281,774     $ 73,490    $ 359,310
                                             =======     ========   ==========  =========    ==========    =========    =========

SUIZA FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                       1997              1996              1995
                                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $     28,764      $     46,963      $      5,555
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Income from discontinued operations                                                   (717)           (2,315)           (1,329)
     Depreciation and amortization                                                       44,607            28,003            25,347
     Extraordinary loss from early extinguishment of debt                                11,283             2,215             8,462
     Merger and other costs                                                              37,003               571             9,300
     Other                                                                                  462              (178)            1,408
     Deferred income taxes                                                               27,355           (14,511)            1,716
     Changes in operating assets and liabilities, net of acquisitions:
       Receivables                                                                        6,685           (10,740)             (994)
       Inventories                                                                       (5,259)           (6,084)           (1,354)
       Prepaid expenses and other assets                                                 (3,284)             (778)            5,113
       Accounts payable and accrued expenses                                            (12,667)           13,913             1,308
       Income taxes payable                                                              (5,189)             (325)              336
                                                                                   ------------      ------------      ------------

            Net cash provided by continuing operations                                  129,043            56,734            54,868

       Net cash provided by discontinued operations                                       7,578             7,449            11,828
                                                                                   ------------      ------------      ------------

            Net cash provided by operating activities                                   136,621            64,183            66,696
                                                                                   ------------      ------------      ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Net additions to property, plant, and equipment                                      (62,120)          (30,079)          (24,045)
   Cash outflows for acquisitions                                                      (429,898)         (251,961)               --
   Other                                                                                     --              (477)            3,162
                                                                                   ------------      ------------      ------------

            Net cash used in continuing operations                                     (492,018)         (282,517)          (20,883)

       Net cash used in discontinued operations                                         (58,028)           (8,330)           (5,746)
                                                                                   ------------      ------------      ------------

            Net cash used in investing activities                                      (550,046)         (290,847)          (26,629)
                                                                                   ------------      ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                     1,230,604           270,550           181,505
   Repayment of debt                                                                   (856,980)          (92,164)         (177,511)
   Payments of deferred financing, debt restructuring and merger costs                  (54,410)           (3,520)           (9,376)
   Issuance of common stock, net of expenses                                             95,076            59,644             5,373
   Redemption of common and preferred stock                                                  --            (4,360)          (31,780)
   Redemption of subsidiary preferred stock and minority interests                           --                --            (7,124)
   Dividends on preferred stock                                                            (300)             (302)             (304)
                                                                                   ------------      ------------      ------------

            Net cash provided by (used in) financing activities                         413,990           229,848           (39,217)
                                                                                   ------------      ------------      ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                       565             3,184               850

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           23,823            20,639            19,789
                                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     24,388      $     23,823      $     20,639
                                                                                   ============      ============      ============


See notes to consolidated financial statements.

SUIZA FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS - Suiza Foods Corporation (the "Company" or "Suiza Foods") is a manufacturer and distributor of fresh milk and related dairy products, refrigerated ready-to-serve fruit drinks and coffee, refrigerated, shelf stable and frozen food products, plastic containers and packaged ice in the United States and Puerto Rico. The Company and its subsidiaries provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of their customers and maintain allowances for potential credit losses based on historical experience.

      USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      BASIS OF PRESENTATION - The consolidated financial statements of Suiza Foods have been prepared to give retroactive effect for all periods presented to the mergers with Country Fresh, Inc. ("Country Fresh") and The Morningstar Group, Inc. ("Morningstar") on November 25, 1997 and November 26, 1997, respectively, which have been accounted for as poolings of interests, whereby the assets acquired and liabilities assumed are reflected in the consolidated financial statements of the Company at the historical amounts of these entities. (See Note 2).

      FISCAL YEAR - The fiscal year of the Company ends on December 31 for all of the Company's subsidiaries except for Country Fresh, whose fiscal year for 1996 and 1995 ended on the Saturday closest to the end of February. During 1997, Country Fresh changed its year end to conform to the Company's December 31 year-end date. Accordingly, the financial data related to Country Fresh for the year ended December 31, 1997, reflects the conversion of Country Fresh's financial information to the same period as the rest of the Company, which has resulted in nine weeks of operations of Country Fresh being included in the Company's operating results for both the year ended December 31, 1997, and the year ended December 31, 1996.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      INVENTORIES - Inventories are stated at the lower of cost, the majority of which is determined using the first-in, first-out ("FIFO") method, or market. At December 31, 1997 and 1996, the cost of approximately 23% and 25%, respectively, of inventories was determined using the last-in, first-out ("LIFO") method, however, there were no material differences between the LIFO and FIFO costs of these inventories. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, as follows:

                          ASSET                           USEFUL LIFE
           Buildings and improvements                 Ten to 40 years
           Machinery and equipment                    Three to 20 years

      Capitalized lease assets are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

      INTANGIBLE ASSETS - Intangible assets include the following intangibles which are amortized over their related useful lives:

                      INTANGIBLE ASSET                                       USEFUL LIFE

           Goodwill                                    Straight-line method over 25 to 40 years
           Identifiable intangible assets:
              Customer list                            Straight-line method over seven to ten years
              Trademarks/trade names                   Straight-line method over ten to 40 years
              Noncompetition agreements                Straight-line method over the terms of the agreements
           Deferred financing costs                    Interest method over the terms of the related debt
           Organization costs                          Straight-line method over five years

      The Company periodically assesses the net realizable value of its intangible assets, as well as all other assets, by comparing the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. The Company would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

      INTEREST RATE AGREEMENTS - Interest rate swaps, caps and floors are entered into as a hedge against interest exposure of variable rate debt. Differences between amounts to be paid or received on these interest rate agreements designated as hedges are included in interest expense as payments are made or received. Gains or losses on other agreements not designated as hedges are included in income as incurred. Amounts paid to acquire interest rate caps and amounts received for interest rate floors are amortized as an adjustment to interest expense over the life of the related agreement.

      REVENUE - Revenue is recognized when the product is shipped to the customer.

      INCOME TAXES - All of Suiza Foods' U.S. operating subsidiaries and Country Fresh's and Morningstar's subsidiaries have been included in their respective consolidated tax returns. The Company's Suiza Dairy, Suiza Fruit and Neva Plastics subsidiaries are organized as Delaware companies and are required to file separate U.S. and Puerto Rico income tax returns; however, since their operations are in Puerto Rico, they are eligible for
      Section 936 tax credits which may reduce or eliminate U.S. income taxes due. The Company's Garrido and Company, Inc. ("Garrido") subsidiary is organized under the laws of the Commonwealth of Puerto Rico and is only required to file a separate tax return in Puerto Rico.

      Effective January 1, 1996, substantially all of the Company's Puerto Rico operations became 90% exempt from Puerto Rico income taxes and 100% exempt from property, municipal, certain excise and other taxes, and fees pursuant to the Puerto Rico Agricultural Tax Incentives Act of 1995. Prior to this date, only the Company's Suiza Fruit and Neva Plastics subsidiaries had similar exemptions through separate tax grants in Puerto Rico. These operations are, however, subject to a 10% withholding tax on distributions from Puerto Rico to the United States.

      Prior to March 31, 1995, Suiza-Puerto Rico, Velda and Reddy Ice were separate taxpayers and income taxes were provided for in the consolidated financial statements, where applicable, based on each company's separate income tax return and tax status. As a result, since certain of Suiza-Puerto Rico's operations were organized as a partnership and Reddy Ice's operations were organized as a small business corporation under Subchapter S, no income taxes were provided in the financial statements. However, had these operations been subject to corporate income taxes, available net operating losses would have been sufficient to eliminate any corporate income taxes due.

      Deferred income taxes are provided for temporary differences in the financial statement and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carryforwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance.

      CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

      EARNINGS PER SHARE - During 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the consolidated income statement and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. Accordingly, all EPS information for all periods presented have been restated to present basic and diluted EPS under the provisions of SFAS No. 128.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income," was issued in June 1997, and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for the Company's year ending December 31, 1998.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was also issued in June 1997, and establishes new standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. SFAS No. 131 is effective for the Company's year ending December 31, 1998. The Company expects that the adoption of SFAS No. 131 will have no material effect on its existing segment information disclosures.

2.    MERGERS

      During October 1997, the Company entered into definitive agreements to merge with Country Fresh and Morningstar. On November 25, 1997, Country Fresh was merged with and into the Company, and on November 26, 1997, Morningstar was merged with and into the Company. Under the terms of the merger agreements, Suiza Foods issued 1.9 million and 12.6 million shares of common stock to the shareholders of Country Fresh and Morningstar, respectively, for all of the outstanding common stock of these companies, and issued .2 million and 2.9 million, respectively, of Suiza Foods replacement stock options for all of the outstanding stock options of these companies.

      These mergers have been accounted for as poolings of interest, whereby the assets acquired and liabilities assumed are reflected in the consolidated financial statements of the Company at the historical amounts of these entities. The table below presents a reconciliation of revenues and net income, as reported in the consolidated statement of income with those previously reported by the Company. The references to Suiza Foods in this table are to the Company's historical consolidated operating results prior to the mergers with Country Fresh and Morningstar, along with the post merger combined results of operations for December 1997. The information for Country Fresh and Morningstar for 1997 includes the separate historical information of these companies through their respective merger dates in November 1997.


                                                    YEARS ENDED DECEMBER 31,
                                        ------------------------------------------------
                                            1997             1996              1995
                                                        (IN THOUSANDS)

Revenues:
   Suiza Foods                          $   987,064      $   468,132      $   379,959
   Country Fresh                            307,821          353,037          336,055
   Morningstar                              514,671          394,306          304,730
   Eliminations                             (14,680)          (7,910)          (5,818)
                                        -----------      -----------      -----------

           Total                        $ 1,794,876      $ 1,207,565      $ 1,014,926
                                        ===========      ===========      ===========

Net income (loss):
   Suiza Foods                               (1,459)          25,714          (10,038)
   Country Fresh                              7,096            6,673            4,069
   Morningstar                               23,127           14,576           11,524
                                        -----------      -----------      -----------

           Total                        $    28,764      $    46,963      $     5,555
                                        ===========      ===========      ===========



      Included in net income of Suiza Foods are pre-tax merger and other costs of $37.0 million in 1997, $.6 million in 1996 and $9.3 million in 1995, extraordinary losses from the early extinguishment of debt of $11.3 million (net of income tax benefit of $7.0 million) in 1997, $2.2 million (net of income tax benefit of $.9 million) in 1996 and $8.5 million (net of income tax benefit of $.7 million) in 1995.

3.    ACQUISITIONS

      In July 1996, Suiza Foods acquired all of the outstanding common stock of Garrido for approximately $35.8 million, including related acquisition and financing costs, which was funded primarily by additional term loan borrowings under the Senior Credit Facility. As a result of the adoption of the Puerto Rico Agricultural Tax Incentives Act of 1995, the Company may be eligible for tax credits on a portion of its investment in Garrido of between $6.2 million and $8.8 million, which are dependent on the receipt of a favorable ruling on the availability of such tax credits from the Treasury Department in Puerto Rico. Should a favorable ruling on these tax credits be received, the Company will account for these tax benefits as an adjustment of the purchase price, which would result in a reduction of goodwill.

      In September 1996, Suiza Foods acquired all of the net assets of Swiss Dairy for approximately $55.1 million, including related acquisition costs, which was funded primarily by borrowings under the revolving credit and acquisition facilities of the Senior Credit Facility.

      On December 3, 1996, Morningstar acquired all of the outstanding stock of Presto Food Products, Inc. The Company paid approximately $123.5 million in cash for the stock acquired and assumed approximately $37.4 million in related liabilities. Included in the assumed liabilities were approximately $3.2 million related to costs associated with the involuntary termination and/or relocation of certain employees of the acquired company. The terminated employees represent redundant and excess personnel in the operations, marketing, selling, and general and administrative areas.

      In December 1996, Suiza Foods acquired all of the net assets of Model Dairy, along with certain assets held by affiliates of the seller, for approximately $27.0 million, including related acquisition costs, which was funded primarily by borrowings under the acquisition facility of the Senior Credit Facility.

      On July 1, 1997, Suiza Foods completed the acquisition of substantially all the assets of Dairy Fresh L.P., a Delaware limited partnership, for approximately $106.3 million, including related acquisition costs. Suiza Foods financed the acquisition with borrowings under its Senior Credit Facility.

      On July 31, 1997, Suiza Foods completed the purchase of all the outstanding stock of three affiliated dairy manufacturing and distribution companies, as well as an affiliated water bottling and distribution company, and 16 affiliated plastic manufacturing companies headquartered in Franklin, Massachusetts (collectively, the "Garelick Companies"). In connection with this acquisition, the Company paid aggregate cash consideration of approximately $299.6 million, including related acquisition costs, and issued 297,400 shares of common stock with a market value of $10.0 million to acquire the outstanding stock and repay existing indebtedness of the Garelick Companies. In connection with the acquisition, the purchase agreement requires the payment of a contingent purchase price based on the future performance of this operation over the next five years. At the acquisition date, Suiza Foods issued 148,700 shares of common stock into escrow for this contingent purchase price obligation, which will be subject to release to the sellers upon satisfaction of these future performance requirements and will be accounted for as an adjustment to the purchase price when this contingency is resolved. Suiza Foods financed the acquisition with borrowings under its Senior Credit Facility.

      In addition to the above acquisitions, during 1997 and 1996, Suiza Foods, Morningstar and Country Fresh acquired certain net assets of and entered into noncompetition arrangements with seven dairies and six food products companies for approximately $28.2 million in 1997 and $25.7 million in 1996, including costs and expenses, all of which were funded by Senior Credit Facility borrowings.

      The above acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in the consolidated financial statements of the Company. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows (in thousands):

                                                                               YEAR ENDED DECEMBER 31,
                                                                              -------------------------
                                                                                 1997             1996
Purchase prices:
   Net cash paid                                                              $ 429,898        $ 251,961
   Common stock issued                                                           10,000
   Notes payable and preferred stock issued                                                          173
   Cash acquired in acquisitions                                                  4,202           14,937
                                                                              ---------        ---------
Total purchase prices                                                           444,100          267,071

Fair values of net assets acquired:
   Fair values of assets acquired                                               194,437          209,508
   Liabilities assumed                                                          (55,350)         (56,676)
                                                                              ---------        ---------

Total net assets acquired                                                       139,087          152,832
                                                                              ---------        ---------

Goodwill                                                                      $ 305,013        $ 114,239
                                                                              =========        =========



      The following table presents unaudited pro forma results of operations of the Company as if the above described acquisitions had occurred at the beginning of 1996 (in thousands, except per share data):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                             -----------------------------
                                                                                 1997              1996

Net sales                                                                     $ 2,079,161      $ 1,961,842
                                                                              ===========      ===========

Income from continuing operations                                             $    48,292      $    60,466
                                                                              ===========      ===========

Net income                                                                    $    37,726      $    60,566
                                                                              ===========      ===========

Earnings per share:
   Basic                                                                      $      1.26      $      2.55
                                                                              ===========      ===========

   Diluted                                                                    $      1.19      $      2.44
                                                                              ===========      ===========


      The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of 1996, nor do they purport to be indicative of the future results of operations of the Company.

4.    DISCONTINUED OPERATIONS

      On March 27, 1998, the Company entered into an agreement to sell its packaged ice business for $172.5 million in cash, subject to adjustment. The Company expects the sale to be completed in the second quarter of 1998 and to result in the recognition of a gain on sale, however, there are no assurances that this transaction will be completed. The consolidated financial statements for all periods have been restated to present the packaged ice business as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30.

      Net sales of the packaged ice business were $66.3 million, $52.8 million and $50.5 million in 1997, 1996 and 1995, respectively. Interest expense of $7.1 million, $7.0 million and $6.7 million was charged to the discontinued operation during 1997, 1996 and 1995, respectively, based on debt specifically attributed to the packaged ice business. Income from discontinued operations as reported in the consolidated statements of income are presented net of the related income tax expense of $0.4 million, $1.5 million and $0.8 million in 1997, 1996 and 1995, respectively.

5.    INVENTORIES

                                                                                         DECEMBER 31,
                                                                                   -----------------------
                                                                                      1997          1996
                                                                                        (IN THOUSANDS)

Raw materials and supplies                                                          $ 43,764      $ 30,463
Finished goods                                                                        32,323        26,730
                                                                                    --------      --------
                                                                                    $ 76,087      $ 57,193
                                                                                    ========      ========

6.    PROPERTY, PLANT AND EQUIPMENT



                                                                                        DECEMBER 31,
                                                                              ------------------------------
                                                                                1997                 1996
                                                                                       (IN THOUSANDS)

Land                                                                              $ 35,944        $ 25,439
Buildings and improvements                                                         149,717          87,314
Machinery and equipment                                                            310,716         217,509
                                                                                  --------        --------

                                                                                   496,377         330,262

Less accumulated depreciation                                                     (132,728)       (115,946)
                                                                                  --------        --------

                                                                                  $363,649        $214,316
                                                                                  ========        ========




7.    INTANGIBLE AND OTHER ASSETS


                                                                                         DECEMBER 31,
                                                                                --------------------------
                                                                                     1997           1996
                                                                                       (IN THOUSANDS)

Goodwill                                                                          $ 559,750      $ 254,634
Identifiable intangibles                                                             97,114         85,778
Deferred financing costs                                                              4,600          8,933
Deposits and other                                                                    1,761          2,452
                                                                                  ---------      ---------

                                                                                    663,225        351,797

Less accumulated amortization                                                       (23,972)       (17,482)
                                                                                  ---------      ---------

                                                                                  $ 639,253      $ 334,315
                                                                                  =========      =========



8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                                                                                       DECEMBER 31,
                                                                                --------------------------
                                                                                    1997            1996
                                                                                      (IN THOUSANDS)

Accounts payable                                                                 $ 117,131        $ 80,285
Accrued payroll and benefits                                                        19,523          18,980
Other                                                                               41,367          34,144
                                                                                 ---------        --------

                                                                                 $ 178,021        $133,409
                                                                                 =========        ========


9.    LONG-TERM DEBT


                                                                                         DECEMBER 31,
                                                                                --------------------------
                                                                                     1997           1996
                                                                                        (IN THOUSANDS)


Senior Credit Facilities:
   Revolving loan facilities                                                      $ 265,500       $ 38,949
   Acquisition facilities                                                                           69,100
   Term loans                                                                       550,000        295,000
Industrial development revenue bonds                                                 12,660         13,355
Subordinated notes                                                                                  36,000
Capital lease obligations and other                                                     499          3,476
                                                                                  ---------       --------

                                                                                    828,659        455,880

Less current portion                                                                (50,846)       (23,508)
                                                                                  ---------       --------

                                                                                  $ 777,813       $432,372
                                                                                  =========       ========



      SENIOR CREDIT FACILITIES - Prior to the mergers discussed in Note 2, Suiza Foods, Morningstar and Country Fresh each maintained separate senior credit facilities with separate bank groups. These senior credit facilities provided for aggregate borrowings of $500.0 million, comprising
      (i) $300.0 million in term loan facilities, (ii) $110.0 million in revolving credit facilities and (iii) a $90.0 million acquisition facility.

      On November 26, 1997, the Company entered into a new credit facility with a group of lenders, including First Union National Bank of North Carolina, as administrative agent, and The First National Bank of Chicago, as syndication agent, which provide for an aggregate senior credit facility (the "Senior Credit Facility") of $1.25 billion comprised of a $550.0 million term loan facility and a $700.0 million revolving credit facility. The proceeds from this new facility were used to repay all amounts due under the separate Suiza Foods, Morningstar and Country Fresh senior credit facilities. Under the terms of the Senior Credit Facility, the term loan is amortized, on a quarterly basis, over six years in increasing amounts beginning March 31, 1998, and the revolving credit facility expires on December 31, 2003. Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 40 to 100 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility). The Company pays a commitment fee on unused amounts of the revolving credit facility that ranges from 15 to 25 basis points, based on the Company's ratio of defined indebtedness to EBITDA. The blended interest rate in effect at December 31, 1997, on the Senior Credit Facility was 6.7%.

      Interest is payable quarterly, and scheduled principal installments on the term loan facilities are due in quarterly installments of approximately $12.5 million through December 1998, increasing to $18.75 million on March 31, 1999, $25.0 million on March 31, 2001, $28.125 million on
      March 31, 2002, and $34.375 million on March 31, 2003, with the balance maturing on December 31, 2003. Loans under the Senior Credit Facility are collateralized by substantially all the Company's assets.

      INDUSTRIAL DEVELOPMENT REVENUE BONDS - Country Fresh and Morningstar each have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on the revenue bonds is due semiannually at interest rates that vary based on market conditions. At December 31, 1997, the interest rates on the revenue bonds ranged from 3.7% to 4.3%.

      SUBORDINATED NOTES - On March 31, 1995, the Company issued subordinated notes, which carried interest rates ranging from 12% to 15%, to replace certain existing subordinated notes. On April 22, 1996, the Company used $15.7 million of the net proceeds from its initial public offering to repay all the outstanding principal balances of the 15% subordinated notes, and on January 28, 1997, the Company repaid the remaining outstanding principal balances of these subordinated notes with a portion of the proceeds from the sale of common stock.

      OTHER DEBT - Other debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at rates ranging from 6% to 12% and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

      INTEREST RATE AGREEMENTS - The Company has interest rate derivative agreements in place, including interest rate caps and interest rate swaps, that have been designated as hedges against the Company's variable interest rate exposure on its loans under the Senior Credit Facility. At December 31, 1997, the interest rate caps have aggregate notional amounts of $60 million, which mature in March 2000, and caps interest on LIBOR loans at 8.0%, plus the applicable LIBOR margin. The interest rate swaps have aggregate notional amounts of $490 million at interest rates ranging from 6.0% to 6.14%, plus the applicable LIBOR margin, and include $55 million of swaps that mature in June 1998; $60 million of swaps that mature in September 2000; $100 million of swaps that mature in December 2000; $225 million of swaps that mature in December 2002; and $50 million of swaps that mature in December 2003. In addition, the Company has entered into $100 million of interest rate collars, which mature from December 2002 to June 2003, and provide for an interest rate floor and limit of approximately 6.11% and 7.5%, respectively, plus the applicable LIBOR margin. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facilities (5.8% at December 31, 1997, excluding the LIBOR margin) at the above rates until the indicated expiration dates of these interest-rate-derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

      The Company is exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to credit risk is considered by the Company to be remote.

      DEBT COVENANTS - The Company's Senior Credit Facility contains various financial and other restrictive covenants and requirements that the Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined), a fixed charges ratio (computed as the ratio of EBITDA to defined fixed charges) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense), and requires the Company to maintain a minimum level of net worth. The Senior Credit Facility also contains limitations on capital expenditures, investments and the incurrence of additional indebtedness and requires certain mandatory prepayments from the proceeds of certain dispositions of property.

      SCHEDULED MATURITIES - The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 1997, were as follows (in thousands):



       1998                                                         $  50,846
       1999                                                            75,967
       2000                                                            75,703
       2001                                                           100,714
       2002                                                           113,205
       Thereafter                                                     412,224
                                                                    ---------
                                                                    $ 828,659
                                                                    =========


10.   INCOME TAXES

      The provisions for income taxes, excluding income tax expense of $.4 million in 1997, $1.5 million in 1996 and $.8 million in 1995 applicable to discontinued operations and the tax benefits of $7.0 million in 1997, $.9 million in 1996 and $.5 million in 1995 applicable to extraordinary losses, are as follows (in thousands):


                                                                              YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------
                                                                         1997         1996          1995

Current taxes payable:
   Federal                                                             $13,419      $ 11,559      $  7,571
   State                                                                 2,601         1,981           903
Deferred income taxes                                                   27,355       (10,601)        1,529
                                                                      --------      --------      --------

                                                                      $ 43,375      $  2,939      $ 10,003
                                                                      ========      ========      ========


      The following is a reconciliation of income taxes reported in the consolidated statements of income:


                                                                               YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------
                                                                         1997         1996           1995
                                                                                 (IN THOUSANDS)

Tax expense at statutory rates                                        $ 28,946      $ 17,431      $  7,942
State income taxes                                                       1,710         1,330         1,091
Tax effect of tax-exempt (earnings) losses                              (4,429)       (2,711)          268
Puerto Rico tax credits                                                  4,350       (11,750)
Utilization of previously unrecognized deferred tax assets                            (2,265)       (1,405)
Nondeductible merger and other expenses                                 11,832           486         2,161
Other                                                                      966           418           (54)
                                                                      --------      --------      --------

                                                                      $ 43,375      $  2,939      $ 10,003
                                                                      ========      ========      ========

                                     F-16

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:


                                                                                         DECEMBER 31,
                                                                                  ---------------------------
                                                                                   1997                1996
                                                                                        (IN THOUSANDS)

Deferred income tax assets:
   Asset valuation reserves                                                         $   1,055     $   2,891
   Nondeductible accruals                                                              11,073         9,804
   Puerto Rico tax credits                                                              4,484        10,076
   Other                                                                                   15            91
                                                                                    ---------     ---------

                                                                                       16,627        22,862

Deferred income tax liabilities:
   Depreciation and amortization                                                      (22,654)       (8,917)
   Tax credit basis differences                                                        (6,991)
   Other                                                                                  (16)         (137)
                                                                                    ---------     ---------

                                                                                      (29,661)       (9,054)

   Net deferred income tax asset (liability)                                        $ (13,034)    $  13,808
                                                                                    =========     =========



These net deferred income tax assets (liabilities) are classified in the consolidated balance sheet as follows:


                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                        1997          1996
                                                                                           (IN THOUSANDS)

Current assets                                                                      $   2,718    $   11,582
Noncurrent assets                                                                       4,484        11,198
Noncurrent liabilities                                                                (20,236)       (8,972)
                                                                                    ---------    ----------

                                                                                    $ (13,034)   $   13,808
                                                                                    =========    ==========


      In prior years, the Company had established valuation allowances for certain deferred tax assets related to net operating loss carryforwards of Morningstar created prior to its financial restructuring and net operating loss carryforwards of the Company's Suiza Dairy subsidiary in Puerto Rico, which under Puerto Rico law were only available for utilization against future taxable income of this subsidiary. Because of the continuing operating losses, the Company was unable to determine in those years that it was more likely than not that these net deferred tax assets would be realized. During 1995, Morningstar realized $5.6 million of these deferred tax assets, which was treated as an adjustment to its purchase price related to a prior restructuring, and thus reduced goodwill. During 1996, the deferred tax asset related to the Puerto Rico net operating loss carryforwards and the related valuation allowance was substantially eliminated as a result of the reduction in tax rates in Puerto Rico from the Puerto Rico Agricultural Tax Incentives Act of 1995.

      In December 1995, the Commonwealth of Puerto Rico adopted the Puerto Rico Agricultural Tax Incentives Act of 1995 (the "Act"), which reduced the effective income tax rate for qualified agricultural business from 39% to 3.9% and provided for a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico. During 1996, the Company made investments in its Puerto Rico dairy, fruit, plastics and Garrido operations, all of which were certified as qualified agricultural businesses in Puerto Rico during 1996.

      During 1996, the Company recognized $15.75 million in tax credits related to qualifying investments in its Puerto Rico dairy subsidiary. Of this amount, the Company (i) sold $4.0 million of tax credits to third parties, resulting in a gain of $3.4 million, net of a discount and related expenses, ($2.2 million after income tax) which is recorded in other income, and (ii) recognized a deferred tax asset for the remainder of the tax credit in the amount of $11.75 million, resulting in a corresponding credit to tax expense. These tax credits can be used by the Company to eliminate both Puerto Rico income taxes and the 10% Puerto Rico withholding tax on distributions from the Company's Puerto Rico operations.

      In 1996, the Company did not recognize any of the potential tax credits related to its investments in its Puerto Rico fruit, plastics and coffee operations since certain rulings in 1996 by Puerto Rico tax authorities created uncertainty as to whether these investments met the eligible investment criteria of the Act and whether these additional tax credits had been earned. During the first quarter of 1997, the Company obtained a ruling from the Commonwealth of Puerto Rico confirming that these investments qualified for the 50% tax credit. Accordingly, in March 1997, the Company recognized in other income a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes), for earned tax credits it sold to third parties during the second quarter of 1997. In addition, during the fourth quarter of 1997, the Company sold $4.4 million of previously recognized tax credits for cash proceeds of $3.7 million, net of discounts and related expenses, which is recorded in other income. However, since these tax credits had been previously recognized, this sale resulted in income tax expense of $5.6 million for an after tax loss of $1.9 million.

11.   STOCKHOLDERS' EQUITY

      CAPITAL SHARES - Authorized capital shares of the Company include 1,000,000 shares of preferred stock and 100,000,000 shares of common stock with a par value of $.01 per share.

      The rights and preferences of preferred stock are established by the Company's Board of Directors upon issuance. In connection with the Country Fresh merger, the Company issued 11,691 shares of Series A preferred stock in exchange for all the outstanding shares of Country Fresh preferred stock. The Series A preferred stock has a stated and redemption value of $320 per share, bears a cumulative dividend rate of 8% and is redeemable only at the Company's option.

      On March 31, 1995, the Company issued 6,313,479 shares of common stock in exchange for all of the outstanding equity interests of Suiza-Puerto Rico, Velda and Reddy Ice, including profits interests that were granted to certain individuals as compensation for services in identifying, structuring and negotiating certain acquisitions. Immediately prior to the combination date, the existing investors fixed this profits interest by mutual agreement and exchanged equity interests among investors and these individuals. In connection with this exchange, the Company recorded a compensation expense charge to merger expense of $5.1 million, which approximated the fair value of these interests, and resulted in a capital contribution in the same amount.

      STOCK SPLITS - On February 21, 1995, the Country Fresh shareholders approved a recapitalization plan in which it converted its existing common shares into 40 shares of no par value voting common stock, redeemed 3,682,520 of these shares of common stock and converted 475,000 shares of common stock into 11,875 shares of Series A preferred stock. On February 28, 1996, Suiza Foods' Board of Directors authorized a 69 for 1 stock split in the form of a common stock dividend payable to stockholders of record on February 29, 1996. All references in the consolidated financial statements to number of common shares outstanding and per share amounts, and all references to common stock issued, stock options and related prices in the notes to the consolidated financial statements have been restated to reflect the Country Fresh recapitalization plan and Suiza Foods' stock split.

      STOCK OFFERINGS - On April 22, 1996, Suiza Foods sold 3,795,000 shares of common stock, $.01 par value per share, in an initial public offering at a price to the public of $14.00 per share. The public offering provided net cash proceeds to the Company of approximately $48.6 million which was used to repay senior and subordinated debt and prepayment penalties related to the early extinguishment of the subordinated notes. On August 7, 1996, the Company sold 625,000 shares of its common stock at a price of $16.00 per share in a private placement to a single investor and on January 28, 1997, the Company sold 4,270,000 shares of common stock in a public offering at a price to the public of $22.00 per share. The public offering provided net cash proceeds to the Company of approximately $89.0 million which was used to repay senior and subordinated debt and prepayment penalties related to the early extinguishment of the subordinated notes.

      STOCK OPTION AND RESTRICTED STOCK PLANS - On March 31, 1995, Suiza Foods adopted an exchange option and restricted stock plan, whereby the outstanding stock options previously granted were converted into options to acquire 586,523 shares of common stock on substantially the same terms as the prior options. These options are exercisable at prices ranging from $.03 to $6.79 per share, which approximated the fair market value of such shares at the date of original grant and vest ratably in five annual increments and may be exercised, to the extent vested, over the ten-year period following the award date.

      Effective March 31, 1995, Suiza Foods also adopted the Option and Restricted Stock Plan, which provided for grants of incentive and nonqualified stock options and awards of restricted stock to directors and key employees of the Company or its subsidiaries of up to 1,069,500 shares. Under the terms of this plan, the options granted will vest ratably over a three-year period, except for options granted to outside directors, which vest immediately. This plan also provides that the exercise price of stock options will not be less than the fair market value on the date of grant, and in the case of an incentive stock option granted to an employee owning more than 10% of the common stock on the date of grant, not less than 110% of the fair market value.

      Effective February 24, 1997, Suiza Foods adopted the 1997 Stock Option and Restricted Stock Plan, which, as amended, provides for grants of incentive and nonqualified stock options and awards of restricted stock to certain directors, officers, consultants and key employees of the Company or its subsidiaries of up to 3,000,000 shares. Under the terms of this plan, options granted will vest in accordance with the provisions set forth in the applicable option agreement. This plan stipulates that the exercise price of stock options will not be less than the fair market value on the date of grant, and in the case of an option granted to an employee owning more than 10% of the common stock on the date of grant, not less than 110% of the fair market value.

      Morningstar also had several stock-based compensation plans for its key employees and directors which provided for grants of incentive and nonqualified stock options. In connection with the merger discussed in
      Note 2, all the outstanding Morningstar options became exercisable pursuant to the change in control provisions of such options and were exchanged for Suiza Foods stock options at an exchange ratio of .85 Suiza Foods stock options for each Morningstar stock option, with the exercise prices adjusted for such exchange ratios. These replacement options, as adjusted for the exchange ratio, were exercisable at prices ranging from $3.01 to $34.12 per share, which approximated the fair market value of such shares at the date of grant and expired ten years from the date of grant.

      Country Fresh also had a stock option plan that provided for the grant of stock options to acquire common stock to officers and key employees, at an exercise price equal to the fair market value of such shares at the date of grant. The options vest ratably over seven years from the date of grant and expire 12 years from the date of grant. In connection with the merger discussed in Note 2, all the outstanding Country Fresh options became exercisable pursuant to the change in control provisions of such options and were exchanged for Suiza Foods stock options at an exchange ratio of .5454 Suiza Foods stock options for each Country Fresh stock option, with the exercise price adjusted for such exchange ratio.

      The following table summarizes the status of the Company's stock-based compensation programs:


                                                                                          WEIGHTED AVERAGE
                                                                          OPTIONS         EXERCISE PRICE
Outstanding at January 1, 1995                                           1,385,472             $ 7.25

   Granted                                                               1,158,698               5.71
   Canceled                                                                (96,942)              8.28
   Exercised                                                              (266,444)              3.05
                                                                        ----------

Outstanding at December 31, 1995                                         2,180,784               6.90

   Granted                                                               1,474,519              12.89
   Canceled                                                                 (8,143)              5.78
   Exercised                                                               (39,273)              7.87
                                                                        ----------

Outstanding at December 31, 1996                                         3,607,887               9.34

   Granted                                                               2,798,958              30.40
   Canceled                                                                (96,738)             13.89
   Exercised                                                              (621,866)              8.66
                                                                         ---------

Outstanding at December 31, 1997                                         5,688,241              19.70
                                                                         =========

Exercisable at December 31, 1995                                         1,204,860             $ 5.28
Exercisable at December 31, 1996                                         2,201,785               7.73
Exercisable at December 31, 1997                                         4,423,601              17.49


      The following table summarizes information about options outstanding at December 31, 1997:


                             OPTIONS OUTSTANDING                                                OPTIONS EXERCISABLE
-------------------------------------------------------------------------------         ---------------------------------
                                         WEIGHTED-AVERAGE
   RANGE OF               NUMBER            REMAINING          WEIGHTED-AVERAGE           NUMBER        WEIGHTED-AVERAGE
EXERCISE PRICES         OUTSTANDING     CONTRACTUAL LIFE        EXERCISE PRICE          EXERCISABLE      EXERCISE PRICE
---------------         -----------     -----------------      ----------------         -----------     ----------------
$   .03 to $15.15        2,752,742            7.21                 $ 9.26                2,454,889            $ 9.07
  16.00 to  34.50        2,599,899            9.09                  27.29                1,946,212             27.87
  39.62 to  58.68          335,600            9.71                  46.55                   22,500             39.63


      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans, and accordingly, no compensation has been recognized since stock options granted under these plans were at exercise prices which approximated market value at the grant date. Had compensation expense been determined for current period stock option grants using fair value methods provided for in SFAS No. 123, the Company's pro forma net income and net earnings per common share would have been the amounts indicated below:


                                                                            YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                     1997             1996          1995
                                                                                 (IN THOUSANDS,
                                                                               EXCEPT SHARE DATA)

Compensation cost                                               $    21,706     $      7,886    $       869
Net income:
   As reported                                                       28,764           46,963          5,555
   Pro forma                                                         15,415           42,113          5,021
Net income per share:
   As reported - basic                                                 0.96             1.99           0.25
   As reported - diluted                                               0.91             1.91           0.25
   Pro forma - basic                                                   0.52             1.80           0.24
   Pro forma - diluted                                                 0.49             1.72           0.24
Stock option share data:
   Stock options granted during period                            2,798,958        1,474,519        572,175
   Weighted average option fair value (a)                       $      7.75     $      10.64    $      6.70




      (a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant which ranged from 5.38% to 7.15% based on the yield of ten-year U.S. treasury securities.

      EARNINGS PER SHARE - During 1997, the Company adopted SFAS No. 128, "Earnings per Share." As a result of the adoption of SFAS No. 128, all earnings per share ("EPS") amounts have been restated to the basic and diluted presentations required by this pronouncement. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:


                                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------
                                                                 1997             1996              1995
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Basic EPS computation:
   Numerator:
      Income from continuing operations                      $    39,330      $    46,863       $    12,688
      Less preferred stock dividends                                (300)            (302)             (304)
                                                             -----------      -----------       -----------

      Income applicable to common stock                      $    39,030      $    46,561       $    12,384
                                                             ===========      ===========       ===========

   Denominator:
      Average common shares                                   29,508,791       23,424,322        20,708,467
                                                             ===========      ===========       ===========

   Basic EPS                                                 $      1.32      $      1.99       $      0.60
                                                             ===========      ===========       ===========



                                                                         YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------
                                                                  1997            1996              1995
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)

Diluted EPS computation:
   Numerator:
      Income from continuing operations                     $    39,330      $    46,863       $    12,688
      Less preferred stock dividends                               (300)            (302)             (304)
                                                            -----------      -----------       -----------

      Income applicable to common stock                     $    39,030      $    46,561       $    12,384
                                                            ===========      ===========       ===========

   Denominator:
      Average common shares--basic                           29,508,791       23,424,322        20,708,467
      Stock option conversion                                 1,815,017        1,067,577           226,694
      Earnings contingency                                       24,783
                                                            -----------      -----------       -----------
      Average common shares--diluted                         31,348,591       24,491,899        20,935,161
                                                            ===========      ===========       ===========

   Diluted EPS                                              $      1.25      $      1.90       $      0.59
                                                            ===========      ===========       ===========



      STOCK REDEMPTIONS - During 1996 and 1995, Country Fresh made incidental repurchases of 109 and 532 shares, as adjusted for the exchange ratio, respectively, of its common stock in addition to the 2,267,512 shares of common stock repurchased or exchanged in 1995 pursuant to the February 21, 1995, recapitalization plan discussed above. In addition, during 1996 and 1995, Morningstar repurchased, through open market or negotiated transactions, 456,450 shares and 195,500 shares, as adjusted for the exchange ratio, respectively, of its common stock at a cost of $4.3 million and $1.8 million, respectively. These repurchased shares have been treated as effectively retired in the consolidated financial statements.

12.   EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

      The Company sponsors various defined benefit and defined contribution retirement plans, as well as various employee savings and profit sharing plans and contributes to various multi-employer pension plans on behalf of its employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 1997, 1996 and 1995, the Company's retirement and profit sharing plan expenses were as follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                               1997             1996           1995
                                                                           (IN THOUSANDS)

     Defined benefit plans                                  $  1,061         $  1,136       $   887
     Defined contribution plans                                2,232            1,677         1,497
     Multi-employer pension plans                              2,715            2,493         1,991
                                                            --------         --------       -------
                                                            $  6,008         $  5,306       $ 4,375
                                                            ========         ========       ========


      DEFINED BENEFIT PLANS - The benefits under the Company's defined benefit plans are based on years of service and employee compensation. The Company's funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

     The following table sets forth the funded status of the Company's defined benefit plans and the amounts recognized in its supplemental consolidated balance sheets:

                                                                        DECEMBER 31,
                                                                   ---------------------
                                                                     1997           1996
                                                                       (IN THOUSANDS)

     Actuarial present value of benefit obligations:
        Accumulated benefit obligation including vested benefit
           obligations of $14,747 in 1997 and $11,973 in 1996       $ 15,198    $ 12,508
                                                                    ========    ========
     Projected benefit obligation for service rendered to date      $ 18,083    $ 14,980
     Plan assets, at estimated fair value                             16,616      14,056
                                                                    --------    --------

     Projected benefit obligation in excess of the plan assets         1,467         924

     Unrecognized net gain from past experience and the effect of
        changes in assumptions                                         1,519       1,361
     Unrecognized prior service cost                                  (1,428)       (874)
     Unrecognized initial net obligation                                (667)       (735)
                                                                    --------    --------

     Accrued pension costs                                               891         676

     Less current portion                                               (312)       (200)
                                                                    --------    --------

     Long-term                                                      $    579    $    476
                                                                    ========    ========

     Net periodic pension costs for 1997, 1996 and 1995 included the following components (in thousands):

                                                       1997      1996        1995
     Service cost-benefits earned during the year    $   982    $ 1,023    $   748
     Interest cost on projected benefit obligation       959        979        890
     Actual return on plan assets                     (2,326)    (1,673)    (1,824)
     Net amortization and deferral                     1,446        807      1,073
                                                     -------    -------    -------
                                                     $ 1,061    $ 1,136    $   887
                                                     =======    =======    =======

     Assumptions used in the actuarial valuations were

                                                      1997    1996    1995
     Discount rates                                   6.80%   7.50%   7.25%
     Rates of increase in compensation levels         3.50    4.00    3.75
     Expected long-term rate of return on assets      9.00    9.00    9.00


     DEFINED CONTRIBUTION PLANS - Certain of the Company's non-union personnel may elect to participate in savings and profit sharing plans sponsored by the Company. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 6% and 8% of a participant's annual compensation and provide for employer matching and profit sharing contributions as determined by the Board of Directors. In addition, certain union hourly employees are participants in Company-sponsored defined contribution plans which provide for employer contributions in various amounts ranging from $19 to $35 per pay period per participant.

     MULTI-EMPLOYER PENSION PLANS - Certain of the Company's subsidiaries contribute to various multi-employer union pension plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by the Company's other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. The Company could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, the Company has not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

13.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     One of the Company's subsidiaries provides health care benefits to certain retirees who are covered under specific group contracts. Postretirement health care coverage on subsequent employment contracts has been eliminated; therefore, no additional employees will be eligible under current agreements for such benefits. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and coinsurance provisions subject to certain lifetime maximums.

     The accumulated postretirement benefit obligation amounted to $3.5 million at both December 31, 1997 and 1996, respectively, of which $3.3 million and $3.2 million, respectively, were considered long-term liabilities. Postretirement health care expense for 1997, 1996 and 1995 consisted of interest cost on the accumulated postretirement benefit obligation of $.2 million, $.2 million and $.3 million, respectively. The Company continues to fund the cost of these benefits as incurred, which required payments of $.2 million, $.3 million and $.2 million in 1997, 1996 and 1995, respectively.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.17% for the year ended December 31, 1997, gradually declining at a rate of approximately 1% per year to 5% in 2005 and remaining at that level thereafter. The assumed discount rate in determining the accumulated postretirement benefit obligation was 6.8% for 1997 and 7.5% in 1996. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit cost and the service cost plus interest cost by between 8% and 9%.

14.  MERGER AND OTHER COSTS

     MERGER AND OTHER COSTS - During 1997, 1996 and 1995, the Company incurred merger and other costs of $37.0 million, $.6 million and $9.3 million, respectively. The following table summarizes the nature and amount of the costs recorded in merger and other costs:

                                             DECEMBER 31,
                                    ----------------------------
                                      1997       1996       1995
                                          (IN THOUSANDS)
Merger fees and expenses            $17,766   $    --    $2,710
Severance and employment costs       17,555               5,111
Costs of uncompleted transactions       505                 786
Other costs                           1,177       571       693
                                    -------   -------    ------
                                    $37,003   $   571    $9,300
                                    =======   =======    ======


      Merger fees and expenses include primarily fees paid to investment bankers and investment advisors, professional fees and various merger-related filing fees. Severance and employment costs include primarily payments to employees terminated at the merger date and payments for retention bonuses and excise taxes, pursuant to preexisting employment agreements, along with compensation expense in 1995 related to the issuance of common stock in exchange for a negotiated profits interest. Costs of uncompleted transactions include the costs and expenses related to abandoned acquisitions in 1997 and 1995, along with costs and expenses associated with an abandoned debt offering in 1995. Other costs include primarily certain bank fees and bridge loan fees paid in 1996 and 1995 and, in 1997, includes the cost of the consolidation of the Company's corporate offices in connection with the Morningstar merger.

      EXTRAORDINARY LOSS - During 1997, 1996 and 1995, as a result of the repayment of outstanding indebtedness, the Company expensed approximately $11.3 million (net of income tax benefit of $7.0 million), $2.2 million (net of income tax benefit of $.9 million) and $8.5 million (net of income tax benefit of $.7 million), respectively, of debt issuance, legal and other costs associated with extinguishment of prior credit facilities. These amounts have been classified as an extraordinary loss in accordance with the provisions of SFAS No. 4, "Reporting Gains and Losses From the Extinguishment of Debt."

15.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                    YEAR ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                     1997     1996      1995
                                                                        (IN THOUSANDS)
     Cash paid for interest                                        $43,386   $21,896   $23,719
     Cash paid for taxes                                            23,668    10,477     3,199

     Noncash transactions:
        Issuance of notes payable and common and preferred
           stock in connection with business and property
           acquisitions                                             17,049     1,993     2,301
        Distribution of investment and related debt in a bread
           bag manufacturer to shareholders of Reddy Ice                                 1,534
        Compensation expense recorded as a capital contribution                          5,111
        Subordinated notes and preferred stock issued in lieu of
           interest and dividends                                                236       671
        Collection of receivable through redemption of common
           stock in recapitalization                                                     1,217

16.   COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases certain property, plant and equipment used in its operations under both capital and operating lease agreements. Such leases, which are primarily for machinery and equipment and vehicles, have lease terms ranging from one to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals, based on miles driven or units produced. Rent expense, including additional rent, was $18.5 million, $14.2 million, and $11.9 million for the years ended December 31, 1997, 1996 and 1995, respectively.

      The composition of capital leases which are reflected as property, plant and equipment in the balance sheets is as follows:


                                               DECEMBER 31,
                                             ---------------
                                              1997      1996
                                              (IN THOUSANDS)
     Machinery and equipment                 $ 713    $ 771
     Less accumulated amortization            (437)    (355)
                                             -----    -----
                                             $ 276    $ 416
                                             =====    =====

     Future minimum payments at December 31, 1997, under noncancelable capital and operating leases with terms in excess of one year are summarized below (in thousands):

                                                   CAPITAL     OPERATING
                                                    LEASES       LEASES
1998                                               $ 152       $ 18,066
1999                                                 112         15,611
2000                                                  --         13,625
2001                                                  --         11,035
2002                                                  --          7,678
Thereafter                                                        8,210
                                                   -----       --------
Total minimum lease payments                         264       $ 74,225
                                                               ========
Less amount representing interest                    (10)
                                                   -----
Present value of capital lease obligations         $ 254
                                                   =====

      LITIGATION - The Company and its subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In management's opinion, the settlement of such matters is not expected to have a material impact on the consolidated financial statements.

      EMPLOYMENT AGREEMENTS - As of December 31, 1997, the Company had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control (as defined).

      RELATED PARTY TRANSACTIONS - Prior to March 31, 1995, the Company had consulting agreements with certain stockholders and affiliates requiring the payment of monthly consulting fees, plus expenses, in consideration for financial advisory and oversight services provided to it by such stockholders. These consulting agreements, which were cancelable only at the option of such stockholders over their term, were canceled in 1995.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," the Company is required to disclose an estimate of the fair value of the Company's financial instruments as of December 31, 1997 and 1996. Differences between the historical presentation and estimated fair values can occur for many reasons, including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique.

      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on the Company's revolving credit and term loan facilities and certain other debt are variable, their fair values approximate their carrying values.

      Certain of the Company's long-term debt which totaled approximately $.5 million and $39.5 million at December 31, 1997 and 1996, respectively, bears fixed interest rates and is privately placed with unique terms and no active market. The fair value of such long-term debt was determined by discounting future cash flows at current market yields and approximated $.5 million and $36.9 million at December 31, 1997, and 1996, respectively. In addition, the Company has entered into various interest rate agreements to reduce the Company's sensitivity to changes in interest rates on its variable rate debt. The fair values of these instruments were determined based on current values for similar instruments with similar terms and approximated their carrying values.

18.   BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

      Information about the Company's operations in the Dairy and Plastic Containers businesses and in different geographic areas for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                                     (IN THOUSANDS)
     Net sales to unaffiliated customers:
        Dairy:
           United States                              $ 1,493,282    $   992,259    $   810,520
           Puerto Rico                                    248,966        215,306        204,406
                                                      -----------    -----------    -----------
                                                        1,742,248      1,207,565      1,014,926

        Plastic containers - United States                 52,628
                                                      -----------    -----------    -----------
                Total                                 $ 1,794,876    $ 1,207,565    $ 1,014,926
                                                      ===========    ===========    ===========

     Operating income:
        Dairy:
           United States                              $   112,849    $    48,340    $    36,471
           Puerto Rico                                     21,553         16,430         14,160
                                                      -----------    -----------    -----------

                                                          134,402         64,770         50,631

        Plastic containers - United States                  4,862
        Corporate, including merger and other costs       (43,972)        (3,760)       (11,239)
                                                      -----------    -----------    -----------

               Total                                  $    95,292    $    61,010    $    39,392
                                                      ===========    ===========    ===========
     Identifiable assets (at end of period):
        Dairy:
           United States                              $   952,290    $   622,376    $   326,326
           Puerto Rico                                    169,501        152,198        119,977
                                                      -----------    -----------    -----------
                                                        1,121,791        774,574        446,303

        Plastic containers - United States                156,351
        Corporate, and other                              125,320         59,050         38,549
                                                      -----------    -----------    -----------

                Total                                 $ 1,403,462    $   833,624    $   484,852
                                                      ===========    ===========    ===========
     Capital expenditures:
        Dairy                                         $    52,642    $    30,001    $    23,902
        Plastic containers                                  9,313
        Corporate                                             165             78            143
                                                      -----------    -----------    -----------

                Total                                 $    62,120    $    30,079    $    24,045
                                                      ===========    ===========    ===========

                                                YEAR ENDED DECEMBER 31,
                                              --------------------------
                                               1997      1996      1995
                                                     (IN THOUSANDS)
     Depreciation and amortization expense:
        Dairy                                 $41,162   $27,160   $25,347
        Plastic containers                      2,233
        Corporate                               1,212       843
                                              -------   -------   -------
                Total                         $44,607   $28,003   $25,347
                                              =======   =======   =======


19.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for 1997 and 1996 (dollars in thousands, except per share data):

                                                                            QUARTER
                                                     -----------------------------------------------------
     1997                                                FIRST         SECOND         THIRD        FOURTH
     Net sales                                       $   365,584   $   381,383   $   499,518   $   548,391
     Gross profit                                         79,581        86,825       111,508       124,746
     Income (loss) from continuing operations             22,405        16,263        16,937       (16,275)
     Income (loss) before extraordinary loss              20,739        17,577        19,711       (17,980)
     Net income (loss)                                    17,469        17,577        19,711       (25,993)
     Basic earnings (loss) per common share:
        Income (loss) before extraordinary loss             0.74          0.59          0.65         (0.60)
        Net income (loss)                                   0.62          0.59          0.65         (0.86)
     Diluted earnings (loss) per common share:
        Income (loss) before extraordinary loss             0.70          0.56          0.61         (0.60)
        Net income (loss)                                   0.59          0.56          0.61         (0.86)

     1996

     Net sales                                       $   268,276   $   273,398   $   302,257   $   363,634
     Gross profit                                         53,909        55,045        55,927        71,888
     Income from continuing operations                     6,557         8,851        20,666        10,789
     Income before extraordinary loss                      5,144        10,756        23,215        10,063
     Net income                                            5,144         8,541        23,215        10,063
     Basic earnings per common share:
        Income before extraordinary loss                    0.25          0.46          0.94          0.40
        Net income                                          0.25          0.36          0.94          0.40
     Diluted earnings per common share:
        Income before extraordinary loss                    0.24          0.44          0.91          0.37
        Net income                                          0.24          0.35          0.91          0.37

      Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

      The difference between income (loss) from continuing operations and income
      (loss) before extraordinary loss represents the results of the discontinued operations of the packaged ice business, net of income taxes.

      The results for the second quarter of 1996 include $2.2 million, net of tax, of extraordinary losses from the early extinguishment of debt repaid with the proceeds of the Company's initial public offering.

      The results for the third quarter of 1996 include a gain on the sale of Puerto Rico tax credits of $3.4 million ($2.2 million after income taxes) and a tax benefit related to the recognition of the remaining amount of such credits of $11.8 million, partially offset by $.6 million in financing costs ($.4 million after income tax benefits) related to the amendment of the Company's Senior Credit Facility.

      The results for the first quarter of 1997 include a gain on the sale of Puerto Rico tax credits of $18.1 million ($11.5 million after income taxes), partially offset by $3.3 million, net of tax, of extraordinary losses from early extinguishment of debt repaid with the proceeds of the Company's January 1997 equity offering.

      The results for the fourth quarter of 1997 include merger and other costs of $37.0 million ($34.7 million after income tax benefits) and $8.0 million, net of tax, of extraordinary losses from early extinguishment of debt repaid with the proceeds of the Company's new Senior Credit Facility in November 1997, along with a gain of $3.7 million from the sale of previously recognized tax credits which resulted in an after tax loss of $1.9 million.

20.   SUBSEQUENT EVENTS

      On February 20, 1998, the Company completed the acquisition of Land-O-Sun Dairies, L.L.C. ("Land-O-Sun") for approximately $248 million (subject to adjustment and excluding transaction costs). This purchase price, along with the repayment of approximately $52 million of Land-O-Sun's existing indebtedness, was funded with borrowings under the Senior Credit Facility, the issuance of $100 million of trust-issued 5% redeemable convertible preferred securities and $20 million of preferred interests of Land-O-Sun to one of Land-O-Sun's former shareholders. The aggregate revenues of Land-O-Sun for its most recent year approximated $464 million.

      Subsequent to December 31, 1997, the Company has also entered into a definitive agreement to acquire certain assets and assume certain liabilities of one other dairy and entered into an Agreement and Plan of Merger, dated January 14, 1998, to acquire Continental Can Company, Inc. ("Continental Can") in exchange for the issuance of .629 shares of Suiza Foods common stock or Suiza Foods stock options for each outstanding common share or stock option of Continental Can. The Continental Can acquisition is subject to an affirmative vote of stockholders holding a majority of Continental Can's outstanding common shares, and, if approved, is expected to result in the issuance of approximately 2.1 million shares of Suiza Foods common stock. There are no assurances that the above-described dairy acquisition or the Continental Can acquisition will be consummated. The aggregate revenues of these to be acquired businesses for their most recent year approximated $622 million.

      Between January 1, 1998, and March 2, 1998, the Company also acquired certain assets and assumed certain liabilities of two small plastics business, a number of small ice businesses and a dairy business.

      On March 24, 1998, the Company formed a trust and issued $600 million of 5.5% redeemable convertible preferred securities of this subsidiary for net proceeds of $583 million, which were used to repay a portion of the amounts outstanding under the Company's Senior Credit Facility. These preferred securities, along with the preferred securities issued in the Land-O-Sun acquisition, have quarterly distributions payable at their respective stated rates per annum, have a liquidation preference of $50 per security and are convertible, at the option of the holder thereof, into an aggregate of approximately 9.1 million shares of the Company's common stock. These preferred securities are also redeemable, at the Company's option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share after 30 years from their respective issue dates or upon the occurrence of certain specified events, as defined.

                                     ******

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SUIZA FOODS CORPORATION


                   By:   /s/ Gregg L. Engles
                         --------------------------------------------
                         Gregg L. Engles
                         Chairman of the Board and
                         Chief Executive Officer


                   By:    /s/ Tracy L. Noll
                          --------------------------------------------
                          Tracy L. Noll
                          Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Dated March 25, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


          NAME                                                                TITLE            DATE
          ----                                                                -----            ----
          /s/ Gregg L. Engles                                                 Director         March 30, 1998
          ---------------------------
          Gregg L. Engles

                                                                              Director
          ---------------------------
          Alan Bernon

          /s/ Cletes O. Beshears                                              Director         March 30, 1998
          ---------------------------
          Cletes O. Beshears

          /s/ Hector M. Nevares                                               Director         March 30, 1998
          ---------------------------
          Hector M. Nevares

          /s/ Stephen L. Green                                                Director         March 30, 1998
          ---------------------------
          Stephen L. Green

          /s/ Robert L. Kaminski                                              Director         March 30, 1998
          ---------------------------
          Robert L. Kaminski

          /S/ David F. Miller                                                 Director         March 30, 1998
          ---------------------------
          David F. Miller

          /s/ John Muse                                                       Director         March 30, 1998
          ---------------------------
          John Muse

          /s/ Delton Parks                                                    Director         March 30, 1998
          ---------------------------
          Delton Parks

          /s/ P. Eugene Pender                                                Director         March 30, 1998
          ---------------------------
          P. Eugene Pender

          /s/ Robert Piccinini                                                Director         March 30, 1998
          ---------------------------
          Robert Piccinini

          /s/ Jim Turner                                                      Director         March 30, 1998
          ---------------------------
          Jim Turner

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
2.1      --       Amended and Restated Reorganization Agreement (incorporated by reference from the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12755)).

3.1      --       Certificate of Incorporation of the Company dated September 19, 1994 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12755)).

3.2      --       Certificate of Amendment to the Company's Certificate of Incorporation dated March 27, 1995
                  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1997 (File No. 1-12755)).

3.3      --       Certificate of Correction of Certificate of Amendment to the Company's Certificate of Incorporation
                  dated June 6, 1995 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 1-12755)).

3.4      --       Certificate of Amendment to the Company's Certificate of Incorporation dated February 29, 1996
                  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1997 (File No. 1-12755)).

3.5      --       Certificate of Amendment to the Company's Certificate of Incorporation dated May 15, 1997 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (File
                  No. 1-12755)).

3.6      --       Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form S-1
                  (File No. 333-1858)).

4.1      --       Specimen of Common Stock Certificate (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-1858)).

4.2      --       Registration Rights Agreement (incorporated by reference to the Company's Registration Statement on Form
                  S-1 (File No. 333-1858)).

4.3      --       Suiza Foods Corporation Certificate of Designation of Preferences of Series A Preferred Stock
                  (incorporated by reference from the Company's Current Report on Form 8-K filed on December 10, 1997
                  (File No. 1-12755)).

4.4      --       Rights Agreement dated March 6, 1998 among the Company and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate (incorporated by reference from the Company's
                  Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).

10.1     --       Suiza Foods Corporation Exchange Stock Option and Restricted Stock Plan (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-1858)).

10.2     --       Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan (incorporated by reference to the
                  Company's Registration Statement on Form S-1 (File No. 333-18263)).

10.3     --       Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan (incorporated by reference from the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24,
                  1997 (File No. 1-12755)).

10.4     --       First Amendment to Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan (filed herewith).


10.5     --       1997 Employee Stock Purchase Plan of Suiza Foods Corporation (incorporated by reference from the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24,
                  1997 (File No. 1-12755)).

10.6     --       First Amendment to the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.7     --       Second Amendment to the 1997 Employee Stock Purchase Plan of Suiza Foods Corporation (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.8     --       Exchange Stock Option and Restricted Stock Agreement between the Company and Cletes O. Beshears
                  (incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-1858)).

10.9     --       1991 Incentive and Nonstatutory Stock Option Plan of Morningstar (incorporated by reference from
                  Morningstar's Registration Statement on Form S-1 (No. 33-45805) filed on February 19, 1992).

10.10    --       1992 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Morningstar's
                  Registration Statement on Form S-1 (No. 33-45805) filed on February 19, 1992).

10.11    --       1994 Incentive and Nonstatutory Stock Option Plan (incorporated by reference from Morningstar's
                  Registration Statement on Form S-8 (No. 33-53975) filed on June 6, 1994).

10.12    --       1996 Director Stock Option Plan (incorporated by reference from Morningstar's Annual Report on Form 10-K
                  (No. 0-19075) for the year ended December 31, 1996).

10.13    --       Country Fresh, Inc. 1989 Stock Option Plan (filed herewith).

10.14    --       Form of Stock Option Agreement for Messrs. Gregg L. Engles, C.O. Beshears, William P. Brick, Hector M.
                  Nevares and Tracy L. Noll under the Suiza Foods Corporation 1995 Stock Option and Restricted Stock Plan
                  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.15    --       Form of Stock Option Agreement for Messrs. P. Eugene Pender and Robert Piccinini under the Suiza Foods
                  Corporation 1995 Stock Option and Restricted Stock Plan (incorporated by reference from the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File
                  No. 1-12755)).

10.16    --       Form of Restricted Stock Agreement for Messrs. C.O. Beshears and William P. Brick under the Suiza Foods
                  Corporation 1995 Stock Option and Restricted Stock Plan (incorporated by reference from the Company's
                  Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File
                  No. 1-12755)).

10.17    --       Form of Stock Option Agreement for Messrs. Gregg L. Engles, William P. Brick, Hector M. Nevares and
                  Tracy L. Noll under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan
                  (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.18    --       Form of Stock Option Agreement for Messrs. P. Eugene Pender, Robert Piccinini and Stephen Green under the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October
                  24, 1997 (File No. 1-12755)).

10.19    --       Stock Option Agreement dated as of  October 13, 1994 among Country Fresh, Inc. and Delton C. Parks under the Country Fresh, Inc. 1989 Stock Option Plan (filed herewith).


10.20    --       Asset Purchase Agreement, dated as of June 11, 1997, by and among DF Acquisition Corp., Dairy Fresh L.
                  P., and the Company (incorporated by reference from the Company's Current Report on Form 8-K filed July
                  14, 1997, as amended on August 22, 1997 (File No. 1-12755)).

10.21    --       Stock Purchase Agreement dated June 20, 1997 among the Company, Peter M. Bernon, Alan J. Bernon, and the other stockholders named therein and the Garelick Companies (incorporated by reference from the
                  Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24,
                  1997 (File No. 1-12755)).

10.22    --       Amendment No. 1 to the Stock Purchase Agreement dated July 30, 1997 among the Company, Peter M. Bernon,
                  Alan J. Bernon, and the other stockholders named therein and the Garelick Companies (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.23    --       Stockholders Agreement dated July 31, 1997 among the Company, Franklin Plastics, Peter M. Bernon and
                  Alan J. Bernon (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).

10.24    --       Agreement and Plan of Merger dated as of September 18, 1997 by and among Suiza Foods Corporation, CF
                  Acquisition Corp. and Country Fresh, Inc. (incorporated by reference from the Company's Registration
                  Statement on Form S-4 (File No. 333-37861)).

10.25    --       Agreement and Plan of Merger dated as of September 28, 1997 by and among Suiza Foods Corporation, SF
                  Acquisition Corp. and The Morningstar Group Inc. (incorporated by reference from the Company's
                  Registration Statement on Form S-4 (File No. 333-37869)).

10.26    --       Agreement and Plan of Merger dated as of January 14, 1998 by and among Suiza Foods Corporation, CC
                  Acquisition Corp. and Continental Can Company, Inc. (incorporated by reference from the Company's
                  Registration Statement on Form S-4 (File No. 333-46519)).

10.27    --       Membership Interest Purchase Agreement and Recapitalization Agreement, dated as of January 31, 1998, by and among Suiza Foods Corporation, Dairy Farmers of America, Inc., DFA Investment Company and Land-O-Sun
                  Dairies, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on March 9,
                  1998 (File No. 1-12755)).

10.28    --       First Amendment to Membership Interest Purchase Agreement and Recapitalization Agreement, dated as of
                  February 20, 1998, by and among LOS Holdings, Inc. (as assignee of Suiza Foods Corporation), Dairy
                  Farmers of America, Inc., DFA Investment Company and LOS Dairies, Inc. (as assignee of Land-O-Sun
                  Dairies, Inc.) (incorporated by reference from the Company's Current Report on Form 8-K filed on March
                  9, 1998 (File No. 1-12755)).

10.29    --       Amended and Restated Declaration of Trust of Suiza Capital Trust, dated as of February 20, 1998
                  (incorporated by reference from the Company's Current Report on Form 8-K filed on March 9, 1998 (File
                  No. 1-12755)).

10.30    --       Preferred Securities Guarantee Agreement of Suiza Foods Corporation, dated as of February 20, 1998
                  (incorporated by reference from the Company's Current Report on Form 8-K filed on March 9, 1998 (File
                  No. 1-12755)).

10.31    --       Registration Rights Agreement, dated as of February 20, 1998, between DFA Investment Company and Suiza
                  Foods Corporation (incorporated by reference from the Company's Current Report on Form 8-K filed on
                  March 9, 1998 (File No. 1-12755)).

10.32    --       Indenture, dated as of February 20, 1998, between Suiza Foods Corporation, as Issuer, and Wilmington
                  Trust Company, as Trustee (incorporated by reference from the Company's Current Report on Form 8-K filed on March 9, 1998 (File No. 1-12755)).


10.33    --       5% Convertible Subordinated Debenture due 2018, issued by Suiza Foods Corporation to Suiza Capital Trust on February 20, 1998 (incorporated by reference from the Company's Current Report on Form 8-K filed on
                  March 9, 1998 (File No. 1-12755)).

10.34    --       Credit Agreement, dated as of November 26, 1997, among the Company, First Union National Bank, as
                  Administrative Agent, and The First National Bank of Chicago, as Syndication Agent (filed herewith).

11.1     --       Computation of Per Share Earnings (filed herewith)

12.1     --       Statement re computation of ratios (filed herewith)

21.1     --       List of Subsidiaries (filed herewith)

23.1     --       Consent of Deloitte & Touche LLP (filed herewith)

23.2     --       Consent of Arthur Andersen LLP (filed herewith)

27.1     --       Financial Data Schedule (filed herewith)

27.2     --       Restated Financial Data Schedule (filed herewith)

27.3     --       Restated Financial Data Schedule (filed herewith)

27.4     --       Restated Financial Data Schedule (filed herewith)

27.5     --       Restated Financial Data Schedule (filed herewith)

27.6     --       Restated Financial Data Schedule (filed herewith)

27.7     --       Restated Financial Data Schedule (filed herewith)

27.8     --       Restated Financial Data Schedule (filed herewith)

27.9     --       Restated Financial Data Schedule (filed herewith)
