Form 10-Q
period 1998-03-31
SUIZA FOODS CORP
filed 1998-05-15
CIK 931336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

                                       or

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

                     3811 Turtle Creek Boulevard, Suite 1300
                               Dallas, Texas 75219
                                 (214) 528-9922

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

Yes [X] No [ ]

As of April 30, 1998 the number of shares outstanding of each class of common stock was:

                    Common Stock, $.01 par value: 31,664,611

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,     December 31,
                                                                                                  1998           1997
                                                                                               ----------     ----------
                                                                                              (unaudited)
                                                                                      (Dollars in thousands, except share data)
                                     ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                                                   $   84,025     $   24,388
   Receivables, net of allowance for doubtful accounts of $4,909 and $3,589,
       respectively                                                                               222,004        164,284
   Inventories                                                                                    105,444         76,087
   Prepaid expenses and other current assets                                                       10,433          7,978
   Refundable income taxes                                                                         33,103         19,836
   Deferred income taxes                                                                            3,617          2,718
   Net assets of discontinued operations                                                          112,103        100,785
                                                                                               ----------     ----------
       Total current assets                                                                       570,729        396,076

 PROPERTY, PLANT AND EQUIPMENT                                                                    462,156        363,649
 DEFERRED INCOME TAXES                                                                              3,831          4,484
 INTANGIBLE AND OTHER ASSETS                                                                      910,032        639,253
                                                                                               ----------     ----------
 TOTAL                                                                                         $1,946,748     $1,403,462
                                                                                               ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                       $  241,160     $  178,021
   Income taxes payable                                                                             2,990          4,006
   Current portion of long-term debt                                                               57,134         50,846
                                                                                               ----------     ----------
       Total current liabilities                                                                  301,284        232,873

 LONG-TERM DEBT                                                                                   493,973        777,813
 OTHER LONG-TERM LIABILITIES                                                                       20,751         13,230
 DEFERRED INCOME TAXES                                                                             25,618         20,236
 COMMITMENTS AND CONTINGENCIES
 MANDATORILY REDEEMABLE CONVERTIBLE TRUST ISSUED
      PREFERRED SECURITIES                                                                        682,500
 SUBSIDIARY PREFERRED STOCK                                                                        20,000
 STOCKHOLDERS' EQUITY:
       Preferred stock, 11,691 shares of Series A preferred stock issued and
         outstanding, with stated value of $320 per share                                           3,741          3,741
       Common stock, 31,399,489 and 30,463,312 shares issued and outstanding                          314            305
       Additional paid-in capital                                                                 310,272        281,774
       Retained earnings                                                                           88,295         73,490
                                                                                               ----------     ----------
       Total stockholders' equity                                                                 402,622        359,310
                                                                                               ----------     ----------
 TOTAL                                                                                         $1,946,748     $1,403,462
                                                                                               ==========     ==========

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended March 31,
                                                                 --------------------------------
                                                                     1998                 1997
                                                                 -------------      -------------
                                                              (Dollars in thousands, except share data)
 NET SALES                                                       $     593,121      $     365,584
 COST OF SALES                                                         456,148            286,003
                                                                 -------------      -------------
 GROSS PROFIT                                                          136,973             79,581
 OPERATING COSTS AND EXPENSES:
     Selling and distribution                                           70,201             41,338
     General and administrative                                         19,445             14,024
     Amortization of intangibles                                         5,738              2,643
                                                                 -------------      -------------
       Total operating costs and expenses                               95,384             58,005
                                                                 -------------      -------------
 INCOME FROM OPERATIONS                                                 41,589             21,576
 OTHER (INCOME) EXPENSE:
     Interest expense, net                                              13,402              5,769
     Financing charges on preferred securities                           1,249
     Other income, net                                                    (702)           (18,466)
                                                                 -------------      -------------
       Total other (income) expense                                     13,949            (12,697)
                                                                 -------------      -------------

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  27,640             34,273
 INCOME TAXES                                                            9,587             11,868
                                                                 -------------      -------------

 INCOME FROM CONTINUING OPERATIONS                                      18,053             22,405
 LOSS FROM DISCONTINUED OPERATIONS                                      (3,161)            (1,666)
                                                                 -------------      -------------

 INCOME BEFORE EXTRAORDINARY LOSS                                       14,892             20,739
 EXTRAORDINARY LOSS FROM EARLY EXTINGUISHMENT OF DEBT                                      (3,270)
                                                                 -------------      -------------
 NET INCOME                                                      $      14,892      $      17,469
                                                                 =============      =============
 NET INCOME APPLICABLE TO COMMON STOCK                           $      14,805      $      17,394
                                                                 =============      =============

 AVERAGE COMMON SHARES:  Basic                                      30,727,958         28,034,025
                         Diluted                                    33,821,891         29,494,741

 BASIC EARNINGS PER SHARE:
     Income from continuing operations                           $        0.58      $        0.80
     Loss from discontinued operations                                   (0.10)             (0.06)
     Extraordinary loss                                                                     (0.12)
                                                                 -------------      -------------
     Net income                                                  $        0.48      $        0.62
                                                                 =============      =============

 DILUTED EARNINGS PER SHARE:
     Income from continuing operations                           $        0.54      $        0.76
     Loss from discontinued operations                                   (0.09)             (0.06)
     Extraordinary loss                                                                     (0.11)
                                                                 -------------      -------------
     Net income                                                  $        0.45      $        0.59
                                                                 =============      =============

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Three months ended March 31,
                                                                                                 (Dollars in thousands)
                                                                                                  1998            1997
                                                                                               ----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $   14,892      $   17,469
    Adjustments to reconcile net income to net cash provided by operating activities:
       Loss from discontinued operations                                                            3,161           1,666
       Depreciation and amortization                                                               16,110           9,187
       Extraordinary loss from early extinguishment of debt                                                         3,270
       Other                                                                                          (69)           (616)
       Deferred income taxes                                                                        5,136           3,660
       Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                                    (12,199)          5,631
           Inventories                                                                            (10,844)         (3,583)
           Prepaid expenses and other assets                                                        1,647         (18,958)
           Accounts payable and accrued expenses                                                   13,509          (6,549)
           Income taxes payable                                                                       816           1,672
                                                                                               ----------      ----------
              Net cash provided by continuing operations                                           32,159          12,849
              Net cash used by discontinued operations                                             (3,712)           (437)
                                                                                               ----------      ----------
                 Net cash provided by operating activities                                         28,447          12,412
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                   (20,004)         (6,921)
     Cash outflows for acquisitions                                                              (259,355)         (7,000)
     Other                                                                                            282            (801)
                                                                                               ----------      ----------
         Net cash used by continuing operations                                                  (279,077)        (14,722)
         Net cash used by discontinued operations                                                  (7,379)         (6,802)
                                                                                               ----------      ----------
             Net cash used in investing activities                                               (286,456)        (21,524)
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of debt                                                          237,278          33,750
      Repayment of debt                                                                          (515,016)       (112,795)
      Payment of deferred financing, debt restructuring and merger costs                                           (4,670)
      Issuance of  common stock, net of expenses                                                   13,034          88,872
      Issuance of trust issued preferred securities, net of expenses                              582,500
      Other                                                                                          (150)           (150)
                                                                                               ----------      ----------
         Net cash provided by financing activities                                                317,646           5,007
                                                                                               ----------      ----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  59,637          (4,105)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    24,388          23,823
                                                                                               ----------      ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $   84,025      $   19,718
                                                                                               ==========      ==========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza") without audit and have been prepared to give retroactive effect to the November 1997 mergers with Country Fresh, Inc. and The Morningstar Group Inc. which have been accounted for as poolings of interests. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1997 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998.

2.       INVENTORIES

                                                                At March 31,   At December 31,
                                                                   1998            1997
                                                                 ----------     ----------
                                                                      (in thousands)
                Raw materials and supplies                       $   54,276     $   43,764
                Finished goods                                       51,168         32,323
                                                                 ----------     ----------
                                                                 $  105,444     $   76,087
                                                                 ==========     ==========

3.       LONG-TERM DEBT

                                                                At March 31,    At December 31,
                                                                     1998            1997
                                                                  ----------      ----------
                                                                        (in thousands)
            Senior credit facility:
                  Revolving loan facility                        $       --      $  265,500
                  Term loan facility                                537,500         550,000
            Industrial development revenue bonds                     12,660          12,660
            Capital lease obligations and other debt                    947             499
                                                                 ----------      ----------
                                                                    551,107         828,659
                   Less: current portion                            (57,134)        (50,846)
                                                                 ----------      ----------
                                                                 $  493,973      $  777,813
                                                                 ==========      ==========

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

                                 MARCH 31, 1998

3.       LONG-TERM DEBT (Continued)

         Senior Credit Facilities - On November 26, 1997, the Company entered into a credit facility with a group of lenders, including First Union National Bank of North Carolina, as administrative agent, and The First National Bank of Chicago, as syndication agent, which provides for an aggregate senior credit facility (the "Senior Credit Facility") of $1.25 billion comprised of a $550.0 million term loan facility and a $700.0 million revolving credit facility. The proceeds from this new facility were used to repay all amounts due under the separate senior credit facilities maintained by the Company and certain of its subsidiaries. Under the terms of the Senior Credit Facility, the term loan is amortized, on a quarterly basis, over six years in increasing amounts beginning March 31, 1998, and the revolving credit facility expires on December 31, 2003. Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 40 to 100 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility). The Company pays a commitment fee on unused amounts of the revolving credit facility that ranges from 15 to 25 basis points, based on the Company's ratio of defined indebtedness to EBITDA. The interest rate in effect at March 31, 1998, on the Senior Credit Facility was 6.44%.

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

         Industrial Development Revenue Bonds - Certain of the Company's subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 1997, ranged from 3.7% to 4.3%.

         Other Debt - Other debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 March 31, 1998

3.       LONG-TERM DEBT (Continued)

         Interest Rate Agreements - The Company has interest rate derivative agreements in place, including interest rate caps and interest rate swaps, that have been designated as hedges against the Company's variable interest rate exposure on its loans under the Senior Credit Facility. At March 31, 1998, the interest rate caps have aggregate notional amounts of $60 million, which mature in March 2000, and caps interest on LIBOR loans at 8.0%, plus the applicable LIBOR margin. The interest rate swaps have aggregate notional amounts of $490 million at interest rates ranging from 6.0% to 6.14%, plus the applicable LIBOR margin, and include $55 million of swaps that mature in June 1998; $60 million of swaps that mature in September 2000; $100 million of swaps that mature in December 2000; $225 million of swaps that mature in December 2002; and $50 million of swaps that mature in December 2003. In addition, the Company has entered into $100 million of interest rate collars, which mature from December 2002 to June 2003, and provide for an interest rate floor and limit of approximately 6.11% and 7.5%, respectively, plus the applicable LIBOR margin. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facilities (5.63% at March 31, 1998, excluding the LIBOR margin) at the above rates until the indicated expiration dates of these interest-rate-derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

         The Company is exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to credit risk is considered by the Company to be remote.

         Debt Covenants - The Company's Senior Credit Facility contains various financial and other restrictive covenants and requirements that the Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined), a fixed charges ratio (computed as the ratio of the EBITDA to defined fixed charges) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense), and requires the Company to maintain a minimum level of net worth. The Senior Credit Facility also contains limitations on capital expenditures, investments and the incurrence of additional indebtedness and requires certain mandatory prepayments from the proceeds of certain dispositions of property.

4.       TAXES

         In December 1995, the Commonwealth of Puerto Rico adopted the Puerto Rico Agricultural Tax Incentives Act of 1995, which reduced the effective income tax rate for qualified agricultural businesses from 39% to 3.9% and provided for a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 March 31, 1998

4.       TAXES (Continued)

         During the first quarter of 1997, the Company obtained a ruling from the Commonwealth of Puerto Rico confirming that its investments in its Suiza-Puerto Rico fruit and plastics subsidiaries qualified for the 50% tax credit. Accordingly, in March 1997, the Company recognized a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes) for the sale of earned tax credits to third parties.

         The Company has been informed by Puerto Rico tax authorities that its investment in its coffee business qualifies for additional tax credits. These tax credits were sold in April 1998, and will be accounted for in the second quarter of 1998 as an adjustment to the original purchase price of the coffee business, which will result in a reduction of goodwill.

5.       MERGERS AND ACQUISITIONS

         On January 14, 1998, Suiza signed a definitive agreement to acquire Continental Can Company, Inc. ("Continental Can"). The purchase price for Continental Can is payable through the issuance by Suiza of approximately 2.1 million shares of common stock, the assumption by Suiza of outstanding options of Continental Can, which will become exercisable to purchase approximately 0.4 million shares of Suiza's common stock, and the assumption of Continental Can's long-term indebtedness outstanding at closing. Continental Can is primarily engaged in the packaging business through a number of operating subsidiaries in the United States and in Europe, and reported net sales of approximately $546 million for the fiscal year ended December 31, 1997. The Continental Can merger, which is subject to the approval of the stockholders of Continental Can and customary closing conditions, is expected to close in the second quarter of 1998, and will be accounted for using the purchase method of accounting. There can be no assurance, however, that the acquisition of Continental Can will be completed as currently contemplated or at all.

         On February 20, 1998, Suiza completed the acquisition of Land-O-Sun Dairies, L.L.C., ("Land-O-Sun") for a purchase price of approximately $248 million, including approximately $128 million in cash. The non-cash portion of the purchase price was funded through the issuance of $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust formed by Suiza, and the issuance of $20 million of preferred interests of Land-O-Sun. In addition, Suiza refinanced Land-O-Sun's existing outstanding long-term indebtedness, which totaled approximately $52 million as of the closing date. Suiza financed the cash portion of the purchase price and refinanced the existing long-term indebtedness with borrowings of $180 million under its Senior Credit Facility. Land-O-Sun is based in Johnson City, Tennessee and operates 13 fluid dairy and ice cream processing facilities in Tennessee, North Carolina, South Carolina, Georgia, Illinois, Kentucky and Virginia. Land-O-Sun reported net sales of approximately $464 million for its fiscal year ended December 31, 1997. The Land-O-Sun acquisition was accounted for using the purchase method of accounting.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 MARCH 31, 1998

5.       MERGERS AND ACQUISITIONS (Continued)

         Following is a summary of unaudited pro forma results of operations of Suiza Foods which gives effect to the acquisitions of Dairy Fresh, Garelick Farms, and Franklin Plastics in 1997 and the acquisitions of Continental Can and Land-O-Sun in 1998 as if these acquisitions had occurred at the beginning of 1997.

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1998           1997
                                                      -------------   ------------
                                                  (in thousands, except per share data)
Revenues                                               $  781,973     $  724,674
Income from continuing operations                          20,178         27,639
Net income                                                 17,017         22,703

Income from continuing operations per share:
    Basic                                                    0.61           0.91
    Diluted                                                  0.57           0.82

Net income per share:
    Basic                                                    0.52           0.75
    Diluted                                                  0.48           0.70

         Suiza has also recently acquired or agreed to acquire a number of smaller dairy and plastic packaging businesses, including the completed acquisitions of Louis Trauth Dairy, Inc. ("Trauth"), a Newport, Kentucky-based manufacturer and distributor of fresh milk, ice cream and related dairy products and Oberlin Farms Dairy, Inc. ("Oberlin"), a Cleveland, Ohio-based processor of milk and cultured dairy products. Trauth and Oberlin recorded net sales of approximately $67 million and $76 million, respectively, for their most recent fiscal year ends.

6.       DISCONTINUED OPERATIONS

         On April 30, 1998, Suiza consummated its previously announced sale of Reddy Ice to Packaged Ice, Inc. ("Packaged Ice") for approximately $172.5 million in cash. Reddy Ice had revenues during 1997 of approximately $66.3 million. The assets and operations of Reddy Ice are presented as discontinued operations in the accompanying condensed consolidated financial statements.

         Net sales of Reddy Ice were $11.1 million and $8.2 million for the three month periods ended March 31, 1998 and 1997 respectively. Interest expense of $1.8 million was charged to the discontinued operations during the first quarters of 1998 and 1997, based on debt specifically attributed to Reddy Ice. The loss from discontinued operations as reported in the condensed consolidated statements of income is presented net of the related income tax benefit of $1.9 million and $1.0 million for the periods ended March 31, 1998 and 1997, respectively.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                 MARCH 31, 1998

7.       TRUST ISSUED PREFERRED SECURITIES

         In connection with the Land-O-Sun acquisition, Suiza issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust. On March 24, 1998, the Company also completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. These trust issued preferred securities, which are recorded net of related fees and expenses, are convertible at the option of the holders into an aggregate of approximately 9.1 million shares of the Company's common stock, subject to adjustment in certain circumstances. These preferred securities are also redeemable, at the Company's option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share after 30 years from their respective issue dates or upon occurrence of certain specified events, as defined.

8.       COMPREHENSIVE INCOME

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. For the three month period ended March 31, 1998 consolidated comprehensive income was $29,991 which includes tax benefits of $15,099 related to the exercise of certain employees' stock options. Consolidated comprehensive income was equal to consolidated net income for the three-month period ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods Corporation (the "Company" or "Suiza") is a leading manufacturer and distributor of fresh milk and related dairy products and plastic packaging in the United States. Suiza also manufactures, distributes and markets refrigerated, shelf-stable and frozen food products. Suiza has grown primarily through a successful acquisition strategy, having consummated more than 15 dairy and packaging acquisitions since its initial public offering in April 1996. Through these acquisitions, Suiza has realized economies of scale, operating efficiencies and added complimentary product lines. The Company conducts its dairy operations primarily through its Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms, Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms"), Country Delite Farms Inc. ("Country Delite"), Country Fresh, Inc. ("Country Fresh"), The Morningstar Group Inc. ("Morningstar"), LOS Holdings, Inc. ("Land-O-Sun") and Louis Trauth Dairy Inc. ("Trauth"). The Company conducts its plastics operations through Franklin Plastics, Inc. and subsidiaries ("Franklin Plastics" or "Plastics"). Each of the Company's dairy and plastic packaging operating subsidiaries is a leading competitor in its market, with an established reputation for customer service and product quality. The Company's dairy subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, schools and institutional food service customers. The Company's customers in the plastic packaging business include regional dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies.

Outlook and Uncertainties

Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with the Company's acquisition strategy, (ii) risks relating to the Company's leverage position, (iii) risks associated with intense competition in the Company's industries and (iv) the impact of governmental regulations affecting the dairy industry. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a copy of which may be obtained from the Company upon request.

Results of Operations

The Company currently operates in two distinct businesses as shown below (dollars in thousands):

                                                                    Three months ended March 31,
                                               ---------------------------------------------------------------------
                                                              1998                             1997
                                                              ----                             ----
                                                                     Percent                          Percent
                                                                       of                                of
                                                   Dollars          Net Sales         Dollars         Net Sales
                                                   -------          ---------         -------         ---------
Net sales:
  Dairy                                          $   555,973                        $   365,584
  Plastics                                            37,148
                                                 -----------                        -----------

       Net sales                                     593,121            100.0%          365,584            100.0%
Cost of sales                                        456,148             76.9           286,003             78.2
                                                 -----------      -----------       -----------      -----------
       Gross profit                                  136,973             23.1            79,581             21.8

Operating expenses:
  Selling and distribution                            70,201             11.8            41,338             11.3
  General and administrative                          19,445              3.3            14,024              3.8
  Amortization of intangibles                          5,738              1.0             2,643              0.8
                                                 -----------      -----------       -----------      -----------
       Total operating expenses                       95,384             16.1            58,005             15.9
                                                 -----------      -----------       -----------      -----------

Operating income (loss):
  Dairy                                               41,330              7.0            23,463              6.4
  Plastics                                             4,310              0.7
  Corporate office                                    (4,051)           (0.07)           (1,887)            (0.5)
                                                 -----------      -----------       -----------      -----------

       Total operating income                    $    41,589              7.0%      $    21,576              5.9%
                                                 ===========      ===========       ===========      ===========

First Quarter 1998 Compared to First Quarter 1997

Net Sales. The Company's net sales increased 62.2% to $593.1 million in the first quarter of 1998 from $365.6 million in 1997. Dairy net sales increased 52.1% or $190.4 million to $556.0 million in the first quarter of 1998 primarily due to (i) the acquisitions of Garelick Farms, Dairy Fresh and Country Delite in the last half of 1997, (ii) the acquisitions of Land-O-Sun and Trauth in the first quarter of 1998 and (iii) strong sales of branded products at Morningstar. The Company began operating in the plastics business with the acquisition of Franklin Plastics in July, 1997.

Cost of Sales. The Company's cost of sales margin was 76.9% in the first quarter of 1998 compared to 78.2 % for the same period in 1997. Dairy cost of sales margins improved from the prior year due to (i) operating efficiencies in the Company's fluid dairy division and (ii) increased branded and specialty product sales at Morningstar.

Operating Expenses. The Company's operating expense ratios were 16.1% for the first quarter of 1998 compared to 15.9% for the same period in 1997. Dairy operating expense margins increased slightly in the quarter because of additional goodwill amortization for the acquired companies.

Operating Income. The Company's operating income increased 92.8% to $41.6 million in the first quarter of 1998 from $21.6 million in the first quarter of 1997 primarily as a result of the aforementioned acquisitions and the increased sales at Morningstar. The Company's operating income margin increased to 7.0% in the first quarter of 1998 from 5.9% in the first quarter of 1997 for the same reasons.

Other (Income) Expense. Interest expense increased to $13.4 million in the first quarter of 1998 from $5.8 million in the first quarter of 1997 primarily due to the increased level of debt used to finance the aforementioned acquisitions. Financing charges on preferred securities amounted to $1.2 million in the first quarter of 1998, reflecting (i) the issuance on February 20, 1998 of $100 million of company-obligated mandatorily redeemable preferred securities related to the acquisition of Land-O-Sun and (ii) the issuance on March 24, 1998 of $600 million of company-obligated mandatorily redeemable preferred securities. Other income decreased to $0.7 million in the first quarter of 1998 from $18.5 million in the first quarter of 1997 due to the recognition in the 1997 period of a $18.1 million gain from the sale of tax credits (see Note 4 to the condensed consolidated financial statements).

Extraordinary Items. The Company incurred a $3.3 million extraordinary loss (net of a $2.0 million tax benefit) on January 28, 1997 related to the early extinguishment of subordinated debt, which included the write-off of deferred financing costs and certain prepayment penalties.

Net Income. The Company reported net income of $14.9 million in the first quarter of 1998 compared to net income of $17.5 million in the first quarter of 1997 ($9.3 million excluding the after-tax gain on the sale of tax credits of $11.5 million and the extraordinary loss of $3.3 million).

Liquidity and Capital Resources

As of March 31, 1998, the Company had total stockholders' equity of $402.6 million and total indebtedness of $551.1 million (including long-term debt and the current portion of long-term debt). The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

Cash Flow. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under revolving credit facilities. Net cash provided by operating activities was $28.4 million for the first three months of 1998 as contrasted to $12.4 million for the first three months of 1997. Investing activities in the first three months of 1998 included approximately $20.0 million in capital expenditures of which $17.0 million was spent at Dairy and $3.0 million was spent at Plastics. Investing activities also included $259.4 million for acquisitions.

On February 20, 1998, Suiza completed the acquisition of Land-O-Sun for a purchase price of approximately $248 million, including approximately $128 million in cash. The non-cash portion of the purchase price was funded through the issuance of $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust formed by Suiza, and the issuance of $20 million of preferred interests of Land-O-Sun. In addition, Suiza refinanced Land-O-Sun's existing outstanding long-term indebtedness, which totaled approximately $52 million as of the closing date. Suiza financed the cash portion of the purchase price and refinanced the existing long-term indebtedness with borrowings of $180 million under its Senior Credit Facility.

During the quarter the Company also acquired Trauth and two small plastic packaging businesses. Suiza financed these acquisitions with borrowings under its Senior Credit Facility.

On March 24, 1998, the Company completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement, resulting in net proceeds after expenses of approximately $582.5 million. The net proceeds were used to repay $502.5 million under the revolving loan facility of the Company's Senior Credit Facility and the remainder was placed in short-term cash investments.

Future Capital Requirements. During 1998, the Company intends to invest a total of approximately $101.0 million in its manufacturing facilities and distribution capabilities. Of this amount, Dairy intends to spend approximately $85.0 million for the year to expand and maintain its manufacturing facilities and for fleet replacement and Plastics intends to spend approximately $16.0 million. The Company plans to substantially expand its Plastics operations by opening new locations and the majority of Plastics' capital spending will be for this purpose.

Current Debt Obligations. On November 26, 1997, the Company entered into a new credit facility with a group of lenders, including First Union National Bank of North Carolina, as administrative agent, and The First National Bank of Chicago, as syndication agent, which provides for an aggregate Senior Credit Facility of $1.25 billion comprised of a $550.0 million term loan facility and a $700.0 million revolving credit facility. At March 31, 1998, $674.0 million was available under the revolving loan facilities. In connection with the closing of the sale of Reddy Ice on April 30, 1998, the Company used the cash received to repay additional Senior Credit Facility outstanding borrowings.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for its existing businesses for the remainder of 1998 and for the foreseeable future. During the remainder of 1998 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      4.1      Certificate of Trust of Suiza Capital Trust II.

      4.2 Amended and restated Declaration of Trust of Suiza Capital Trust II, dated as of March 24, 1998, among Suiza Foods Corporation, as Sponsor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware Trustee, and Tracy L. Noll,
               J. Michael Lewis and Joseph B. Armes, as Regular Trustees.

      4.3 Indenture for the 5.5% Convertible Subordinated Debentures, dated as of March 24, 1998, among Suiza Foods Corporation and Wilmington Trust Company, as Indenture Trustee.

      4.4      Form of 5.5% Preferred Securities.

      4.5      Form of 5.5% Convertible Subordinated Debenture.

      4.6 Preferred Securities Guarantee Agreement, dated as of March 24, 1998, between Suiza Foods Corporation, as Guarantor, and Wilmington Trust Company, as Guarantee Trustee.

      10.1 Registration Rights Amendment, dated March 24, 1998, between Suiza Foods Corporation, Suiza Capital Trust II, and Donaldson, Lufkin, Jenrette Securities Corporation, Bear, Stearns & Co. Inc. and J.P. Morgan & Co.

      10.2 Agreement and Plan of Merger dated as of January 14, 1998 by and among Suiza Foods Corporation, CC Acquisition Corporation, and Continental Can Company, Inc. (filed as Exhibit 2.1 to the Registration Statement on Form S-4, Commission File No. 333-46519, and incorporated herein by reference).

      11.      Statement re computation of per share earnings.

      27.      Financial Data Schedule.

(b)   Reports on Form 8-K

      (1) Form 8-K filed on January 15, 1998 to report the definitive merger agreement between Suiza Foods and Continental Can.

      (2) Form 8-K filed on February 25, 1998 to report various matters including fourth quarter 1997 earnings, potential packaging operations, the closing of the Land-O-Sun acquisition, and the signing of a merger agreement with Oberlin.

      (3) Form 8-K filed on March 9, 1998 (amended April 7, 1998) to report the completion of the acquisition of Land-O-Sun.

      (4) Form 8-K filed on March 10, 1998 to report the adoption of a shareholders' rights plan.

      (5) Form 8-K filed on March 18, 1998 to report the sale of $600 million of 5.5% company-obligated mandatorily redeemable preferred securities.

      (6) Form 8-K filed on March 20, 1998 to provide pro forma financial statements related to the issuance of $600 million of 5.5% company-obligated mandatorily redeemable preferred securities.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SUIZA FOODS CORPORATION



                                             /s/ Tracy L. Noll
                                      ---------------------------------------
                                                 Tracy L. Noll
                                           Executive Vice President,
                                            Chief Financial Officer
                                        (Principal Accounting Officer)

Date:    May 14, 1998

                                 EXHIBIT INDEX

  Exhibits No.                 Descriptions
  ------------                 ------------
      4.1      Certificate of Trust of Suiza Capital Trust II.

      4.2      Amended and restated Declaration of Trust of Suiza Capital Trust
               II, dated as of March 24, 1998, among Suiza Foods Corporation, as
               Sponsor, Wilmington Trust Company, as Property Trustee,
               Wilmington Trust Company, as Delaware Trustee, and Tracy L. Noll,
               J. Michael Lewis and Joseph B. Armes, as Regular Trustees.

      4.3 Indenture for the 5.5% Convertible Subordinated Debentures, dated as of March 24, 1998, among Suiza Foods Corporation and
               Wilmington Trust Company, as Indenture Trustee.

      4.4      Form of 5.5% Preferred Securities.

      4.5      Form of 5.5% Convertible Subordinated Debenture.

      4.6      Preferred Securities Guarantee Agreement, dated as of March 24,
               1998, between Suiza Foods Corporation, as Guarantor, and
               Wilmington Trust Company, as Guarantee Trustee.

      10.1     Registration Rights Amendment, dated March 24, 1998, between
               Suiza Foods Corporation, Suiza Capital Trust II, and Donaldson,
               Lufkin, Jenrette Securities Corporation, Bear, Stearns & Co. Inc.
               and J.P. Morgan & Co.

      10.2 Agreement and Plan of Merger dated as of January 14, 1998 by and among Suiza Foods Corporation, CC Acquisition Corporation, and
               Continental Can Company, Inc. (filed as Exhibit 2.1 to the
               Registration Statement on Form S-4, Commission File No.
               333-46519, and incorporated herein by reference).

      11.      Statement re computation of per share earnings.

      27.      Financial Data Schedule.