Form 10-Q
period 1998-06-30
SUIZA FOODS CORP
filed 1998-08-14
CIK 931336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

Yes [X] No [ ]

As of July 31, 1998 the number of shares outstanding of each class of common stock was:

                    Common Stock, $.01 par value: 34,736,364

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JUNE 30,     DECEMBER 31,
                                                                                                  1998            1997
                                                                                                ----------     ----------
                                                                                               (UNAUDITED)
                                                          ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                                   $   45,103     $   24,388
    Temporary investments                                                                           17,009             --
    Receivables, net of allowance for doubtful accounts
           of $12,393 and $3,589, respectively                                                     333,711        164,284
    Inventories                                                                                    217,838         76,087
    Prepaid expenses and other current assets                                                       18,648          7,978
    Refundable income taxes                                                                         19,553         19,836
    Deferred income taxes                                                                            8,401          2,718
    Net assets of discontinued operations                                                               --        100,785
                                                                                                ----------     ----------
        Total current assets                                                                       660,263        396,076

  PROPERTY, PLANT AND EQUIPMENT                                                                    676,939        363,649
  DEFERRED INCOME TAXES                                                                              3,179          4,484
  INTANGIBLE AND OTHER ASSETS                                                                    1,225,087        639,253
                                                                                                ----------     ----------
  TOTAL                                                                                         $2,565,468     $1,403,462
                                                                                                ==========     ==========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                       $  405,721     $  178,021
    Income taxes payable                                                                             4,825          4,006
    Lines of credit and current portion of long-term debt                                           52,678         50,846
                                                                                                ----------     ----------
        Total current liabilities                                                                  463,224        232,873

  LONG-TERM DEBT                                                                                   654,880        777,813
  OTHER LONG-TERM LIABILITIES                                                                       77,987         13,230
  DEFERRED INCOME TAXES                                                                             35,265         20,236

  MANDATORILY REDEEMABLE CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES                             682,646             --
  MINORITY INTEREST IN SUBSIDIARIES                                                                 25,490             --

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
     Preferred stock, 11,691 shares of Series A preferred stock issued and outstanding,
           with stated value of $320 per share                                                       3,741          3,741
     Common stock, 34,457,891 and 30,463,312 shares issued and outstanding                             345            305
     Additional paid-in capital                                                                    473,613        281,774
     Retained earnings                                                                             148,277         73,490
                                                                                                ----------     ----------
        Total stockholders' equity                                                                 625,976        359,310
                                                                                                ----------     ----------
  TOTAL                                                                                         $2,565,468     $1,403,462
                                                                                                ==========     ==========

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            1998              1997              1998               1997
                                                        ------------      ------------      ------------      ------------
                                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
  NET SALES                                             $    768,120      $    381,689      $  1,361,241      $    747,367
  COST OF SALES                                              582,213           291,609         1,038,361           574,967
                                                        ------------      ------------      ------------      ------------
  GROSS PROFIT                                               185,907            90,080           322,880           172,400
  OPERATING COSTS AND EXPENSES:
      Selling and distribution                                89,127            45,662           159,328            89,740
      General and administrative                              24,676            13,121            44,121            27,233
      Amortization of intangibles                              7,248             2,634            12,986             5,358
                                                        ------------      ------------      ------------      ------------
        Total operating costs and expenses                   121,051            61,417           216,435           122,331
                                                        ------------      ------------      ------------      ------------
  INCOME FROM OPERATIONS                                      64,856            28,663           106,445            50,069
  OTHER (INCOME) EXPENSE:
      Interest expense, net                                    8,445             4,935            21,847            10,623
      Financing charges on preferred securities                9,646                --            10,895                --
      Other income, net                                         (739)             (580)           (1,441)          (19,135)
                                                        ------------      ------------      ------------      ------------
        Total other (income) expense                          17,352             4,355            31,301            (8,512)
                                                        ------------      ------------      ------------      ------------

  INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAXES AND MINORITY INTERESTS                     47,504            24,308            75,144            58,581
  INCOME TAXES                                                17,325             8,045            26,912            19,913
  MINORITY INTEREST                                              549                --               549                --
                                                        ------------      ------------      ------------      ------------
  INCOME FROM CONTINUING OPERATIONS                           29,630            16,263            47,683            38,668
  INCOME (LOSS) FROM DISCONTINUED OPERATIONS                      --             1,313            (3,161)             (353)
                                                        ------------      ------------      ------------      ------------

  INCOME BEFORE EXTRAORDINARY ITEMS                           29,630            17,576            44,522            38,315
  EXTRAORDINARY GAIN (LOSS)                                   31,698                --            31,698            (3,270)
                                                        ------------      ------------      ------------      ------------
  NET INCOME                                            $     61,328      $     17,576      $     76,220      $     35,045
                                                        ============      ============      ============      ============
  NET INCOME APPLICABLE TO COMMON STOCK                 $     61,253      $     17,501      $     76,058      $     34,895
                                                        ============      ============      ============      ============

  WEIGHTED AVERAGE COMMON SHARES:  Basic                  32,516,846        29,545,871        31,645,463        28,789,948
                                   Diluted                43,582,369        31,342,063        39,030,791        30,418,402

  BASIC EARNINGS PER SHARE:
      Income from continuing operations                 $       0.91      $       0.55      $       1.50      $       1.34
      Income (loss) from discontinued operations                  --              0.04             (0.10)            (0.01)
      Extraordinary gain (loss)                                 0.97                --              1.00             (0.12)
                                                        ------------      ------------      ------------      ------------
      Net income                                        $       1.88      $       0.59      $       2.40      $       1.21
                                                        ============      ============      ============      ============

  DILUTED EARNINGS PER SHARE:
      Income from continuing operations                 $       0.82      $       0.52      $       1.39      $       1.27
      Income (loss) from discontinued operations                  --              0.04             (0.08)            (0.01)
      Extraordinary gain (loss)                                 0.72                --              0.81             (0.11)
                                                        ------------      ------------      ------------      ------------
      Net income                                        $       1.54      $       0.56      $       2.12      $       1.15
                                                        ============      ============      ============      ============

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                     1998               1997
                                                                                                -------------      -------------
                                                                                                      (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $      76,220      $      35,045
    Adjustments to reconcile net income to net cash provided by operating activities:
       Loss from discontinued operations                                                                3,161                353
       Depreciation and amortization                                                                   36,807             19,630
       Minority interest                                                                                  549                 --
       Extraordinary (gain) loss                                                                      (31,698)             3,270
       Other                                                                                             (768)               192
       Deferred income taxes                                                                            5,340              1,513
       Changes in operating assets and liabilities, net of acquisitions:
           Receivables                                                                                (21,594)            12,368
           Inventories                                                                                (13,300)            (5,745)
           Prepaid expenses and other assets                                                            4,857               (262)
           Accounts payable and other accrued expenses                                                 22,325            (15,063)
           Income taxes                                                                                 8,218              4,977
                                                                                                -------------      -------------
              Net cash provided by continuing operations                                               90,117             56,278
              Net cash used by discontinued operations                                                 (2,068)              (487)
                                                                                                -------------      -------------
                 Net cash provided by operating activities                                             88,049             55,791
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                       (64,714)           (20,507)
     Cash outflows for acquisitions                                                                  (446,184)            (7,321)
     Net proceeds from the sale of discontinued operations                                            172,732                 --
     Purchases of temporary investments                                                                 5,157                 --
     Other                                                                                              1,289             (1,203)
                                                                                                -------------      -------------
         Net cash used by continuing operations                                                      (331,720)           (29,031)
         Net cash used by discontinued operations                                                     (14,022)           (19,377)
                                                                                                -------------      -------------
             Net cash used by investing activities                                                   (345,742)           (48,408)
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from the issuance of debt                                                              722,445             28,100
      Repayment of debt                                                                            (1,052,648)          (127,962)
      Payment of deferred financing, debt restructuring and merger costs                               (1,256)            (4,970)
      Issuance of  common stock, net of expenses                                                       27,517             89,748
      Issuance of trust issued preferred securities, net of expenses                                  582,500                 --
      Other                                                                                              (150)              (150)
                                                                                                -------------      -------------
         Net cash provided by (used by) financing activities                                          278,408            (15,234)
                                                                                                -------------      -------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      20,715             (7,851)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        24,388             23,823
                                                                                                -------------      -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $      45,103      $      15,972
                                                                                                =============      =============

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza") without audit and have been prepared to give retroactive effect to the November 1997 mergers with Country Fresh, Inc. and The Morningstar Group Inc. which have been accounted for as poolings of interests. The consolidated financial statements of the Company as of and for the periods ended June 30, 1998, also reflect the acquisitions of a number of businesses during 1998, which have been accounted for as purchase business combinations as of their respective acquisition dates, as discussed in Note 6. As a result of these 1998 purchase acquisitions, the assets acquired and liabilities assumed and the post-acquisition results of operations have resulted in significant increases in the Company's assets and liabilities and operating results during 1998 as compared to 1997 levels.

    In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1997 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998. Certain reclassifications have been made to conform the prior year condensed consolidated statements of income to the current year classifications.

2.  TEMPORARY INVESTMENTS

    Temporary investments at June 30, 1998 consist of U.S. Government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year and highly rated commercial paper. At June 30, 1998, the carrying value of temporary investments approximates market value.

3.  INVENTORIES

                                                   AT JUNE 30,  AT DECEMBER 31,
                                                      1998            1997
                                                   ----------     ----------
                                                        (IN THOUSANDS)
            Raw materials and supplies             $  126,304     $   43,764
            Finished goods                             91,534         32,323
                                                   ----------     ----------
                                                   $  217,838     $   76,087
                                                   ==========     ==========


4.  DEBT

                                                   AT JUNE 30,   AT DECEMBER 31,
                                                      1998           1997
                                                   ----------     ----------
                                                          (IN THOUSANDS)
        Subsidiary lines of credit                 $   33,506     $       --
                                                   ==========     ==========
        Senior credit facility:
              Revolving loan facility              $  480,000     $  265,500
              Term loan facility                           --        550,000
        Subsidiary debt obligations                   194,052         13,159
                                                   ----------     ----------
                                                      674,052        828,659
               Less: current portion                  (19,172)       (50,846)
                                                   ----------     ----------
                                                   $  654,880     $  777,813
                                                   ==========     ==========

    Subsidiary Lines of Credit - In connection with the acquisition of Continental Can Company, Inc. ("Continental Can"), the Company has assumed existing subsidiary lines of credit of certain of Continental Can's domestic and foreign subsidiaries. Borrowings under these subsidiary lines of credit are generally subject to limitations based on a borrowing base, as defined in the respective agreements, and bear interest generally at floating interest rates determined for each subsidiary. Outstanding borrowings under these subsidiary lines of credit, which at June 30, 1998, represented foreign subsidiary borrowings, have been classified as a current liability since such borrowings are expected to be repaid within one year.









    Senior Credit Facilities - Effective as of May 29, 1998, the Company amended and restated its existing credit facility with a group of lenders, including First Union National Bank, as administrative agent, and The First National Bank of Chicago, as syndication agent (the "Senior Credit Facility"), which terminated the term loan facility of the prior agreement and expanded the revolving loan facility. The new Senior Loan Facility provides the Company with a line of credit of up to

    $1 billion to be used for general corporate and working capital purposes, including the financing of acquisitions by the Company. The Senior Credit Facility expires March 31, 2003, unless extended in accordance with its terms.

    Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility). The Company pays a commitment fee on unused amounts of the Senior Credit Facility that ranges from 15 to 23 basis points, based on the Company's ratio of defined indebtedness to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The interest rate, including the LIBOR margin, in effect on the Senior Credit Facility, including the applicable interest rate margin, was 6.82% at June 30, 1998.

    The Senior Credit Facility is secured by capital stock of the Company's subsidiaries other than Continental Can Company, Inc. and its subsidiaries and certain other subsidiaries.

    The Company's Senior Credit Facility contains various financial and other restrictive covenants and requirements that the Company maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, the Senior Credit Facility requires that the Company maintain a minimum level of net worth. The Senior Credit Facility also contains limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property.

    Subsidiary Debt Obligations - Subsidiary debt obligations includes senior secured notes of one of Continental Can's subsidiaries, industrial development revenue bond obligations of certain subsidiaries and other debt obligations of certain subsidiaries.

    The senior secured notes were issued in December 1996 by one of Continental Can's subsidiaries, Plastic Containers, Inc. ("PCI"), and have an original face value of $125 million. These notes, which are due in 2006, bear interest at a fixed interest rate of 10%, payable semi-annually in July and December of each year, and are secured by substantially all assets other than inventory, receivables and certain equipment of PCI, along with the stock of certain of PCI's subsidiaries. These notes are redeemable, in whole or in part, at the option of PCI, beginning on December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires PCI to offer to redeem the notes at a redemption price of 101% of par value in the event of a change in control, and at 100% of par value upon the occurrence of certain other events. The indenture places certain restrictions on the payment of dividends, additional liens, disposition of the proceeds of asset sales, sale and leaseback transactions and additional borrowings.

    Certain of the Company's subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at June 30, 1998, ranged from 3.7% to 3.9%.

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

    Interest Rate Agreements - The Company has interest rate derivative agreements in place, including interest rate caps and interest rate swaps, that have been designated as hedges, to the extent of outstanding borrowings, against the Company's variable interest rate exposure on its loans under the Senior Credit Facility. The portion of these interest rate contracts which are not hedged against existing variable rate borrowings under the Senior Credit Facility are accounted for at market value, with any resulting changes in market value recognized as an adjustment to interest expense.

    At June 30, 1998, the interest rate caps have aggregate notional amounts of $60 million, which mature in March 2000, and caps interest on LIBOR loans at 8.0%, plus the applicable LIBOR margin. The interest rate swaps have aggregate notional amounts of $435 million at interest rates ranging from 6.03% to 6.14%, plus the applicable LIBOR margin and include $110 million of swaps that mature in December 2000; $50 million of Swaps that mature in March 2001; $225 million of swaps that mature in December 2002; and $50 million of swaps that mature in December 2003. In addition, the Company has entered into $100 million of interest rate collars, which mature from December 2002 to June 2003, and provide for an interest rate floor and limit of approximately 6.11% and 7.5%, respectively, plus the applicable LIBOR margin. These derivative agreements provide hedges for Senior Credit Facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facilities at the above rates until the indicated expiration dates of these interest-rate-derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

    The Company is exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to credit risk is considered by the Company to be remote.

5.  TAXES

    In December 1995, the Commonwealth of Puerto Rico adopted the Puerto Rico Agricultural Tax Incentives Act of 1995, which reduced the effective income tax rate for qualified agricultural businesses in Puerto Rico from 39% to 3.9% and provided for a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico.

    During the first quarter of 1997, the Company obtained a ruling from the Commonwealth of Puerto Rico confirming that its investments in its Suiza-Puerto Rico fruit and plastics subsidiaries qualified for the 50% tax credit. Accordingly, in March 1997, the Company recognized a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes) from the sale of earned tax credits to third parties. In addition, in April 1998, the Company sold additional tax credits for net proceeds of $7.6 million related to its 1996 investment in its Puerto Rico coffee business subject to indemnification provisions. The sale of these tax credits will be recognized as an adjustment to the original purchase price of the coffee business, once the uncertainties related to these indemnification provisions are resolved, which will result in a reduction of goodwill.

6.  ACQUISITIONS

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

    On May 29, 1998 the Company completed the acquisition of Continental Can for a purchase price of approximately $181 million, which was funded through the issuance of 2,050,635 shares of Suiza common stock and Suiza stock options to replace outstanding stock options of Continental Can, along with cash of $41 million. Suiza also assumed Continental Can's long-term indebtedness of approximately $200 million at acquisition date. Continental Can is primarily engaged in the packaging business through a number of operating subsidiaries in the United States and in Europe, and reported net sales of approximately $546 million for the fiscal year ended December 31, 1997. The Continental Can acquisition was accounted for using the purchase method of accounting.

    Following is a summary of unaudited pro forma results of operations of Suiza Foods which gives effect to the acquisitions of Dairy Fresh, Garelick Farms, and Franklin Plastics in 1997 and the acquisitions of Continental Can and Land-O-Sun in 1998 as if these acquisitions had occurred at the beginning of 1997.

                                                     THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------        -----------------------------------
                                                      1998                1997                  1998                 1997
                                                ---------------   -----------------        --------------       --------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                            $855,017            $763,156              $1,636,988           $1,487,830
Income from continuing operations                     31,826              29,883                  52,004               57,522
Net income                                            63,524              31,196                  80,541               53,899
Income from continuing operations per share:
    Basic                                         33,846,379          31,596,506              33,333,555           30,840,583
    Diluted                                       45,203,290          35,165,424              45,990,946           34,271,763

Net income per share:
    Basic                                              $1.87               $0.98                   $2.42                $1.74
    Diluted                                             1.40                0.88                    1.75                 1.57

    On June 30, 1998 the Company acquired the operations of West Lynn Creamery, Inc. ("West Lynn") for a cash purchase price of approximately $89 million, which the Company financed with borrowings under its Senior Credit Facility. In connection with this acquisition, Suiza also repaid approximately $44 million of outstanding West Lynn debt. West Lynn is a leading manufacturer and distributor of milk, cultured products, extended shelf-life products, juice and ice cream throughout the northeast United States and reported net sales of $214 million for its fiscal year ended December 31, 1997. The West Lynn acquisition has been accounted for using the purchase method of accounting.

    During the first six months of 1998, the Company also acquired a number of smaller dairy and plastic packaging businesses, including the completed acquisitions of Louis Trauth Dairy, Inc. ("Trauth"), a Newport, Kentucky-based manufacturer and distributor of fresh milk, ice cream and related dairy products and Oberlin Farms Dairy, Inc. ("Oberlin"), a Cleveland, Ohio-based processor of milk and cultured dairy products. Trauth and Oberlin recorded net sales of approximately $67 million and $76 million, respectively, for their most recent fiscal years. These acquisitions were accounted for using the purchase method of accounting.

    The purchase price of each of the above acquisitions was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair market values. The excess of the total purchase prices over the estimated fair values of the net assets represented goodwill. These allocations are tentative and subject to change.

7.  DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS

    On April 30, 1998, Suiza consummated its previously announced sale of Reddy Ice Corporation ("Reddy Ice") to Packaged Ice, Inc. ("Packaged Ice") for net cash proceeds of approximately $172.7 million. The Company reported an extraordinary gain of $35.5 million from the sale of Reddy Ice, net of $22 million of income taxes. Reddy Ice had revenues during 1997 of approximately $66.3 million.

    Income (loss) from discontinued operations includes interest expense of $1.8 million during the second quarter of 1997 and interest expense of $2.4 million and $3.6 million during the first six months of 1998 and 1997, respectively. Interest charges allocated to discontinued operations are based on debt specifically attributed to Reddy Ice. The income (loss) from discontinued operations as reported in the condensed consolidated statements of income is presented net of the related income tax expense of $0.8 million in the second quarter of 1997, and income tax benefits of $2.1 million and $0.2 million in the first six months of 1998 and 1997, respectively.

    During the second quarter of 1998, the Company recognized a $3.8 million extraordinary loss from the early extinguishment of debt, net of income tax benefit of $2.3 million, which included the write-off of deferred financing costs and the recognition of market losses on interest rate contracts, from the termination of the term loan facility under the Senior Credit Facility and the repayment of all amounts outstanding under the term loan facility. In addition, during the six months ended June 30, 1997, the Company recognized a $3.3 million extraordinary loss from the early extinguishment of subordinated debt, net of income tax benefit of $2.0 million, which included the write-off of deferred financing costs and certain prepayment penalties.

8.  TRUST ISSUED PREFERRED SECURITIES

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

9.  COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income was $60.1 million and $75.0 million for the three and six month periods ended June 30, 1998, respectively, which includes foreign currency losses of $1.2 million for both periods. Consolidated comprehensive income was equal to consolidated net income for the three and six month periods ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods Corporation (the "Company" or "Suiza") is a leading manufacturer and distributor of fresh milk and related dairy products and plastic packaging in the United States. Suiza also manufactures, distributes and markets refrigerated, shelf-stable and frozen food products. Suiza has grown primarily through a successful acquisition strategy, having consummated more than 20 dairy and packaging acquisitions since its initial public offering in April 1996. Through these acquisitions, Suiza has realized and continues to realize economies of scale, operating efficiencies and added complimentary product lines. The Company conducts its dairy operations primarily through its Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms, Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms"), Country Delite Farms Inc. ("Country Delite"), Country Fresh, Inc. ("Country Fresh"), The Morningstar Group Inc. ("Morningstar"), LOS Holdings, Inc. ("Land-O-Sun"), Louis Trauth Dairy Inc. ("Trauth") and Oberlin Farms Dairies ("Oberlin"), and effective June 30, 1998, West Lynn Creamery ("West Lynn"). The Company conducts its plastics operations through Franklin Plastics, Inc. and subsidiaries ("Franklin Plastics" or "Plastics") and through Continental Can Company, Inc. ("Continental Can"). Each of the Company's dairy and plastic packaging operating subsidiaries is a leading competitor in its market, with an established reputation for customer service and product quality. The Company's dairy subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, schools and institutional food service customers. The Company's customers in the plastic packaging business include regional dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies.

Year 2000 Compliance

As discussed in the Company's Annual Report on Form 10-K, the Company is currently engaged in a comprehensive project to upgrade its information, technology, manufacturing and facilities computer software to programs that will consistently and properly recognize the Year 2000 and is in the process of installing new Year 2000 compliant hardware and packaged software at certain of its locations.

Suiza Foods will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 Compliance, and the Company expects to complete the project in mid-1999. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given period, excluding the cost of new systems, which will be capitalized. These costs, which are being funded through operating cash flows, and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ from those plans.

Outlook and Uncertainties

Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with the Company's acquisition strategy, including its ability to integrate the operations of its acquired businesses and realize operating efficiencies (ii) risks relating to the Company's leverage position, (iii) risks associated with intense competition in the Company's industries and (iv) the impact of governmental regulations affecting the dairy industry. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a copy of which may be obtained from the Company upon request.

Results of Operations

The Company currently operates in two distinct businesses as shown below (dollars in thousands):

                                            THREE MONTHS ENDED JUNE 30,                     SIX MONTHS ENDED JUNE 30,
                                ----------------------------------------------    ---------------------------------------------
                                         1998                      1997                   1998                      1997
                                ----------------------------------------------    ---------------------------------------------
                                               PERCENT                  PERCENT               PERCENT                   PERCENT
                                                 OF                       OF                     OF                       OF
                                  DOLLARS     NET SALES     DOLLARS    NET SALES    DOLLARS   NET SALES     DOLLARS    NET SALES
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------
 Net sales:
   Dairy                         $   674,499       87.8%  $   381,689     100.0%  $ 1,230,472      90.4%  $   747,367     100.0%
   Plastics                           93,621       12.2            --        --       130,769       9.6            --        --
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------

        Net sales                    768,120      100.0%      381,689     100.0%    1,361,241     100.0%      747,367     100.0%
 Cost of sales                       582,213       75.8       291,609      76.4     1,038,361      76.3       574,967      76.9
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------
        Gross profit                 185,907       24.2        90,080      23.6       322,880      23.7       172,400      23.1

 Operating expenses:
   Selling and distribution           89,127       11.6        45,662      12.0       159,328      11.7        89,740      12.0
   General and administrative         24,676        3.2        13,121       3.4        44,121       3.2        27,233       3.7
   Amortization of intangibles         7,248        1.0         2,634       0.7        12,986       1.0         5,358       0.7
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------
        Total operating expenses     121,051       15.8        61,417      16.1       216,435      15.9       122,331      16.4
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------


 Operating income (loss):
   Dairy                              57,727        7.5        29,949       7.8        99,057       7.3        53,323       7.1
   Plastics                           10,114        1.3            --        --        14,424       1.0            --        --
   Corporate office                   (2,985)      (0.4)       (1,286)     (0.3)       (7,036)     (0.5)       (3,254)     (0.4)
                                 -----------  ---------   -----------  --------   -----------  --------   -----------  --------


        Total operating income   $    64,856        8.4%  $    28,663       7.5%  $   106,445       7.8%  $    50,069       6.7%
                                 ===========  =========   ===========  ========   ===========  ========   ===========  ========

Second Quarter and Year-to-date 1998 Compared to Second Quarter and Year-to-date 1997

Net Sales. The Company's net sales increased by 101.2% and 82.1% for the second quarter and first six months of 1998, respectively, when compared to like periods of 1997. Dairy net sales increased by 76.7% and 64.6% for the second quarter and first six months of 1998, respectively, compared to like periods of 1997 primarily due to (i) the acquisitions of Garelick Farms, Dairy Fresh and Country Delite in the last half of 1997, (ii) the acquisitions of Land-O-Sun, Trauth, and Oberlin in the first half of 1998 and (iii) strong sales of branded products and higher overall pricing at Morningstar. The Company began operating in the plastics business with the acquisition of Franklin Plastics in July, 1997 and acquired Continental Can in May, 1998.

Cost of Sales. The Company's cost of sales margins were 75.8% and 76.3% for the second quarter and first six months of 1998, respectively, compared to 76.4% and 76.9% for the same periods in 1997. Dairy cost of sales margins improved from the prior year due to (i) operating synergies in the Company's fluid dairy operations and (ii) increased branded sales at Morningstar.

Operating Expenses. The Company's operating expense ratios were 15.8% and 15.9% for the second quarter and first six months of 1998 compared to 16.1% and 16.4% for the same periods in 1997. Dairy operating expense margins decreased slightly in the quarter and year-to-date periods as a result of more efficient operations from purchasing and administrative synergies. Also, the addition of Plastics has lowered the Company's overall operating expense ratios.

Operating Income. The Company's operating income increased 126.3% to $64.9 million in the second quarter of 1998 from $28.7 million in the second quarter of 1997 primarily as a result of (i) the aforementioned acquisitions, (ii) operating efficiencies and synergies and (iii) the increased sales at Morningstar. For the first six months of 1998, operating income was $106.5 million, an increase of 112.6% from 1997 operating income of $50.1 million. The Company's operating income margin increased to 8.4% in the second quarter of 1998 from 7.5% in the second quarter of

1997 and increased to 7.8% in the first six months of 1998 from 6.7% in the first six months of 1997 for the same reasons.

Other (Income) Expense. Interest expense increased to $8.4 million in the second quarter of 1998 from $4.9 million in the second quarter of 1997 primarily due to the increased level of debt used to finance the aforementioned acquisitions. For the same reasons, interest expense increased to $21.8 million during the first six months of 1998 from $10.6 million in the first six months of 1997. Financing charges on preferred securities amounted to $9.6 million and $10.9 million in the second quarter and first six months of 1998, respectively, reflecting (i) the issuance on February 20, 1998 of $100 million of company-obligated mandatorily redeemable preferred securities related to the acquisition of Land-O-Sun and (ii) the issuance on March 24, 1998 of $600 million of company-obligated mandatorily redeemable preferred securities. Other income decreased to $1.4 million in the first six months of 1998 from $19.1 million in the first six months of 1997 due to the recognition in the 1997 period of a $18.1 million gain from the sale of Puerto Rico tax credits as discussed in Note 5 to the condensed consolidated financial statements.

Extraordinary Items. In the second quarter of 1998, the Company reported a $35.5 million extraordinary gain (net of $22.0 million of income taxes) from the sale of Reddy Ice Corporation ("Reddy Ice") and a $3.8 million extraordinary loss from the early extinguishment of the term loan facility of the Senior Credit Facility (net of $2.3 million of income tax benefit) related to the write-off of deferred financing costs and the recognition of interest rate swap losses. The Company incurred a $3.3 million extraordinary loss (net of a $2.0 million tax benefit) in the first six months of 1997 related to the early extinguishment of subordinated debt, which included the write-off of deferred financing costs and certain prepayment penalties.

Net Income. The Company reported net income of $61.3 million in the second quarter of 1998 ($29.6 million excluding the net extraordinary gain of $31.7 million) compared to net income of $17.6 million in the second quarter of 1997. The Company reported net income of $76.2 million in the first six months of 1998 ($44.5 million excluding the net extraordinary gain of $31.7 million) compared to $35.0 million in the first six months of 1997 ($26.8 million excluding the after-tax gain on the sale of tax credits of $11.5 million and the extraordinary loss of $3.3 million).

Liquidity and Capital Resources

As of June 30, 1998, the Company had total stockholders' equity of $626.0 million, total indebtedness of $707.6 million (including long-term debt and the current portion of long-term debt) and $682.6 million of mandatorily redeemable convertible trust issued preferred securities. The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

Cash Flow. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under the Senior Credit Facility. Net cash provided by continuing operations was $90.1 million for the first six months of 1998 as contrasted to $56.3 million for the first six months of 1997. Investing activities in the first six months of 1998 included approximately $64.7 million in capital expenditures of which $45.2 million was spent at Dairy and $19.5 million was spent at Plastics. Investing activities also included $446.2 million of cash paid for acquisitions, along with net proceeds of $172.7 million for the sale of Reddy Ice.

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

On May 29, 1998 the Company completed the acquisition of Continental Can for a purchase price of approximately $181 million, which was funded through the issuance of 2,050,635 shares of Suiza common stock and Suiza stock options to replace outstanding stock options of Continental Can, along with cash of $41 million. Suiza also assumed Continental Can's long-term indebtedness of approximately $200 million at acquisition date.

On June 30, 1998 the Company acquired West Lynn for a cash purchase price of approximately $89 million and also repaid approximately $44 million of outstanding debt. During the first six months of 1998 the Company also acquired Trauth, Oberlin and three small plastic packaging businesses. Suiza financed these acquisitions with borrowings under its Senior Credit Facility.

On March 24, 1998, the Company completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement, resulting in net proceeds after expenses of approximately $582.5 million. The net proceeds were used to repay amounts outstanding under the revolving loan facility of the Company's Senior Credit Facility.

Future Capital Requirements. During 1998, the Company intends to invest a total of approximately $132 million in its manufacturing facilities and distribution capabilities. Of this amount, Dairy intends to spend approximately $86 million for the year to expand and maintain its manufacturing facilities and for fleet replacement and Plastics intends to spend approximately $46 million. The Company plans to substantially expand its Plastics operations by opening new locations and approximately $15 million of Plastics' capital spending will be for this purpose.

Current Debt Obligations. On May 29, 1998 the Company amended its Senior Credit Facility. Pursuant to this amendment, the Company terminated and repaid the term loan facility and expanded the revolving loan facility to $1 billion. At June 30, 1998, $491.9 million was available under the revolving loan facilities.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for its existing businesses for the remainder of 1998 and for the foreseeable future. During the remainder of 1998 and in the future, the Company intends to pursue additional acquisitions in its existing regional markets as well as new markets, and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

                                   PART II
                              OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1998, the Company held its annual meeting of stockholders (the "Annual Meeting"). At the Annual Meeting, the Company submitted the following matters to a vote of its stockholders: (i) the election of Alan J. Bernon, Gregg
L. Engles, P. Eugene Pender and Joseph S. Hardin, Jr. as Class III directors to serve until the expiration of their terms and until their successors are elected and qualified; (ii) the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value per share ("Common Stock"), from 100,000,000 shares to 500,000,000 shares (the "Charter Amendment"); (iii) the approval of an amendment to the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan (the "1997 Stock Option Plan") to increase the number of shares of Common Stock authorized for issuance thereunder from 3,000,000 shares to 4,000,000 shares (the "Plan Amendment"); and (iv) the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for fiscal year 1998. At the Annual Meeting, the stockholders elected the Class III directors noted above, approved the Charter Amendment, approved the Plan Amendment and ratified the selection of Deloitte & Touche LLP as the Company's independent auditors. The vote of the stockholders with respect to each such matter was as follows:

         (i)      Election of Class III directors:

                  Alan J. Bernon -        26,544,845 votes for; 87,173 votes
                                          withheld.
                  Gregg L. Engles -       26,545,615 votes for; 86,403 votes
                                          withheld.
                  P. Eugene Pender -      26,561,606 votes for; 70,412 votes
                                          withheld.
                  Joseph S. Hardin Jr. -  26,544,484 votes for; 87,534 votes withheld.

         (ii)     Approval of the Charter Amendment:

                  18,744,473 votes for; 7,635,862 against; 115,375 abstentions;
                  136,308 broker non-votes.

         (iii)    Approval of the Plan Amendment:

                  18,616,401 votes for; 7,762,754 against; 116,555 abstentions;
                  136,308 broker non-votes.

         (iv)     Ratification of selection of independent auditors:

                  26,586,012 votes for; 37,042 against; 8,964 abstentions.


         A proper proposal submitted by a stockholder of the Company in accordance with applicable rules and regulations for presentation at the Company's 1999 annual meeting that is received at the Company's principal executive office by December 5, 1998 will be included in the Company's proxy statement and form of proxy for such meeting. Proxies solicited by the Company with respect to such meeting will confer discretionary authority to vote on any matter as to which the Company has not received notice by March 2, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

             4.1 Certificate of Amendment of Certificate of Incorporation of Suiza Foods Corporation.

            10.1 Agreement and Plan of Merger dated as of January 14, 1998 by and among Suiza Foods Corporation, CC Acquisition Corporation, and Continental Can Company, Inc. (filed as
                    Exhibit 2.1 to the Registration Statement on Form S-4, Commission File No. 333-46519, and incorporated herein by reference).

            10.2 Suiza Foods Corporation Amended and Restated 1997 Stock Option and Restricted Stock Plan.

            10.3 Amended and Restated Credit Agreement dated as of May 22, 1998 between Suiza Foods Corporation, each of the Lenders identified therein; and First Union National Bank, as administrative agent for the Lenders.

            11      Statement re computation of per share earnings.

            27      Financial Data Schedules


(b)      Reports on Form 8-K

            (1) On April 7, 1998, the Company filed a Form 8-K/A, amending a previously filed Form 8-K to provide certain pro forma financial information in connection with the acquisition of Land-O-Sun Dairies, L.L.C.

            (2) On June 2, 1998, the Company filed a Form 8-K in connection with the acquisition of Continental Can. Pursuant to General Instruction B.3. of Form 8-K, no financial statements were included in this filing because substantially the same information as that required was previously reported by the Company in Form S-4 registration statements related to the Continental Can merger.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SUIZA FOODS CORPORATION

                                              /s/ Barry A. Fromberg
                                        -------------------------------------
                                                  Barry A. Fromberg
                                            Executive Vice President,
                                            Chief Financial Officer
                                         (Principal Accounting Officer)

Date:    August 14, 1998

                               INDEX TO EXHIBITS

         Exhibits No.               Description
         ------------               -----------
             4.1    Certificate of Amendment of Certificate of Incorporation of
                    Suiza Foods Corporation.

            10.1 Agreement and Plan of Merger dated as of January 14, 1998 by and among Suiza Foods Corporation, CC Acquisition
                    Corporation, and Continental Can Company, Inc. (filed as
                    Exhibit 2.1 to the Registration Statement on Form S-4,
                    Commission File No. 333-46519, and incorporated herein by reference).

            10.2    Suiza Foods Corporation Amended and Restated 1997 Stock
                    Option and Restricted Stock Plan.

            10.3    Amended and Restated Credit Agreement dated as of May 22,
                    1998 between Suiza Foods Corporation, each of the Lenders identified therein; and First Union National Bank, as administrative agent for the Lenders.

            11      Statement re computation of per share earnings.

            27      Financial Data Schedules