Form 10-Q
period 1998-09-30
SUIZA FOODS CORP
filed 1998-11-16
CIK 931336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                       or

[] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

Yes [X]   No [ ]

As of October 31, 1998 the number of shares outstanding of each class of common stock was:

                    Common Stock, $.01 par value: 35,015,841

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   September 30,    December 31,
                                                                                      1998             1997
                                                                                   -----------      -----------
                                                                                   (Unaudited)
                                         ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                      $    32,073      $    24,388
    Temporary investments                                                               27,395               --
    Accounts receivable, net of allowance for doubtful
     accounts of $15,933 and $3,589, respectively                                      411,240          164,284
    Inventories                                                                        221,619           76,087
    Prepaid expenses and other current assets                                           17,065            7,978
    Refundable income taxes                                                             19,083           19,836
    Deferred income taxes                                                                6,617            2,718
    Net assets of discontinued operations                                                   --          100,785
                                                                                   -----------      -----------
        Total current assets                                                           735,092          396,076

  PROPERTY, PLANT AND EQUIPMENT, NET                                                   746,438          363,649
  DEFERRED INCOME TAXES                                                                  2,527            4,484
  INTANGIBLE AND OTHER ASSETS                                                        1,282,110          639,253
                                                                                   -----------      -----------
  TOTAL                                                                            $ 2,766,167      $ 1,403,462
                                                                                   ===========      ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $   446,589      $   178,021
    Income taxes payable                                                                10,085            4,006
    Lines of credit and current portion of long-term debt                               47,413           50,846
                                                                                   -----------      -----------
        Total current liabilities                                                      504,087          232,873

  LONG-TERM DEBT                                                                       830,963          777,813
  OTHER LONG-TERM LIABILITIES                                                           62,473           13,230
  DEFERRED INCOME TAXES                                                                 15,241           20,236

  MANDATORILY REDEEMABLE CONVERTIBLE TRUST ISSUED PREFERRED SECURITIES                 682,792               --
  MINORITY INTEREST IN SUBSIDIARIES                                                     24,793               --

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:

     Preferred stock                                                                        --            3,741
     Common stock, 34,992,672 and 30,463,312 shares issued and outstanding                 350              305
     Additional paid-in capital                                                        488,135          281,774
     Retained earnings                                                                 177,786           73,490
     Accumulated other comprehensive income                                              9,935               --
     Treasury stock                                                                    (30,388)              --
                                                                                   -----------      -----------
        Total stockholders' equity                                                     645,818          359,310
                                                                                   -----------      -----------

  TOTAL                                                                            $ 2,766,167      $ 1,403,462
                                                                                   ===========      ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          Three months ended                 Nine months ended
                                                             September 30,                      September 30,
                                                        1998              1997              1998             1997
                                                    ------------      ------------      ------------      ------------
 NET SALES                                          $    968,104      $    499,836      $  2,329,345      $  1,247,203
 COST OF SALES                                           747,309           385,174         1,785,670           960,141
                                                    ------------      ------------      ------------      ------------
 GROSS PROFIT                                            220,795           114,662           543,675           287,062
 OPERATING COSTS AND EXPENSES:
     Selling and distribution                            108,019            55,876           267,347           145,615
     General and administrative                           34,846            16,316            78,967            43,549
     Amortization of intangibles                           9,143             4,719            22,129            10,077
                                                    ------------      ------------      ------------      ------------
       Total operating costs and expenses                152,008            76,911           368,443           199,241
                                                    ------------      ------------      ------------      ------------
 INCOME FROM OPERATIONS                                   68,787            37,751           175,232            87,821
 OTHER (INCOME) EXPENSE:
     Interest expense, net                                14,104            12,728            35,951            23,351
     Financing charges on preferred securities             9,646                --            20,541                --
     Other income, net                                      (921)             (980)           (2,362)          (20,114)
                                                    ------------      ------------      ------------      ------------
       Total other (income) expense                       22,829            11,748            54,130             3,237
                                                    ------------      ------------      ------------      ------------

 INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES AND MINORITY INTERESTS                  45,958            26,003           121,102            84,584
 INCOME TAXES                                             17,066             9,066            43,978            28,979
 MINORITY INTEREST                                           579                --             1,128                --
                                                    ------------      ------------      ------------      ------------
 INCOME FROM CONTINUING OPERATIONS                        28,313            16,937            75,996            55,605
 INCOME (LOSS) FROM DISCONTINUED
    OPERATIONS                                                --             2,774            (3,161)            2,422
                                                    ------------      ------------      ------------      ------------

 INCOME BEFORE EXTRAORDINARY ITEMS                        28,313            19,711            72,835            58,027
 EXTRAORDINARY GAIN (LOSS)                                    --                --            31,698            (3,270)
                                                    ------------      ------------      ------------      ------------
 NET INCOME                                         $     28,313      $     19,711      $    104,533      $     54,757
                                                    ============      ============      ============      ============
 NET INCOME APPLICABLE TO COMMON STOCK              $     28,238      $     19,636      $    104,296      $     54,532
                                                    ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES:  Basic                34,638,425        30,097,654        32,752,669        29,225,850
                                 Diluted              45,183,512        32,376,270        41,242,617        31,071,025


 BASIC EARNINGS PER SHARE:
     Income from continuing operations              $       0.82      $       0.56      $       2.31      $       1.90
     Income (loss) from discontinued operations               --              0.09             (0.10)             0.08
     Extraordinary gain (loss)                                --                --              0.97             (0.11)
                                                    ------------      ------------      ------------      ------------
     Net income                                     $       0.82      $       0.65      $       3.18      $       1.87
                                                    ============      ============      ============      ============

 DILUTED EARNINGS PER SHARE:
     Income from continuing operations              $       0.76      $       0.52      $       2.15      $       1.78
     Income (loss) from discontinued operations               --              0.09             (0.08)             0.08
     Extraordinary gain (loss)                                --                --              0.77             (0.11)
                                                    ------------      ------------      ------------      ------------
     Net income                                     $       0.76      $       0.61      $       2.84      $       1.75
                                                    ============      ============      ============      ============


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Nine months ended September 30,
                                                                                            1998                1997
                                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                            $   104,533      $    54,757
    Adjustments to reconcile net income to net cash provided by operating activities:
      (Income) loss from discontinued operations                                                3,161           (2,422)
      Depreciation and amortization                                                            64,209           30,643
      Minority interest                                                                         1,128               --
      Extraordinary (gain) loss                                                               (31,698)           3,270
      Deferred income taxes                                                                    17,904            4,113
      Other                                                                                     1,104             (520)
      Changes in operating assets and liabilities, net of acquisitions:
          Receivables                                                                         (88,778)          10,940
          Inventories                                                                         (12,367)          (6,699)
          Prepaid expenses and other assets                                                    (3,919)          (1,159)
          Accounts payable and other accrued expenses                                          47,555           (1,006)
          Income taxes                                                                         17,103            8,963
                                                                                          -----------      -----------
             Net cash provided by continuing operations                                       119,935          100,880
             Net cash (used) provided by discontinued operations                               (2,068)           4,210
                                                                                          -----------      -----------
                Net cash provided by operating activities                                     117,867          105,090
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                               (113,655)         (37,664)
    Cash outflows for acquisitions                                                           (566,782)        (425,089)
    Net proceeds from the sale of discontinued operations                                     172,732               --
    Other                                                                                         (12)            (721)
                                                                                          -----------      -----------
      Net cash used by continuing operations                                                 (507,717)        (463,474)
      Net cash used by discontinued operations                                                (14,022)         (31,206)
                                                                                          -----------      -----------
          Net cash used by investing activities                                              (521,739)        (494,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the issuance of debt                                                        892,419          446,250
    Repayment of debt                                                                      (1,063,749)        (136,078)
    Payment of deferred financing, debt restructuring and merger costs                         (1,256)         (12,770)
    Redemption of preferred stock                                                              (3,741)              --
    Redemption of common stock                                                                (30,388)              --
    Issuance of  common stock, net of expenses                                                 36,069           91,396
    Issuance of trust issued preferred securities, net of expenses                            582,500               --
    Other                                                                                        (297)            (150)
                                                                                          -----------      -----------
      Net cash provided by financing activities                                               411,557          388,648
                                                                                          -----------      -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                7,685             (942)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 24,388           23,823
                                                                                          -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $    32,073      $    22,881
                                                                                          ===========      ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by Suiza Foods Corporation (the "Company" or "Suiza") without audit and have been prepared to give retroactive effect to the November 1997 mergers with Country Fresh, Inc. and The Morningstar Group Inc. which have been accounted for as poolings of interests. The consolidated financial statements of the Company as of and for the periods ended September 30, 1998, also reflect the acquisitions of a number of businesses during 1998, which have been accounted for as purchase business combinations as of their respective acquisition dates, as discussed in Note 6. As a result of these 1998 purchase acquisitions, the assets acquired and liabilities assumed and the post-acquisition results of operations have resulted in significant increases in the Company's assets and liabilities and operating results during 1998 as compared to 1997 levels.

    In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) to present fairly, in all material respects, the consolidated financial position, results of operations and cash flows of the Company as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the Company's 1997 financial statements contained in its Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 1998. Certain reclassifications have been made to conform the prior year condensed consolidated statements of income to the current year classifications.

2. TEMPORARY INVESTMENTS

    Temporary investments at September 30, 1998 consist of U.S. Government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year, highly rated commercial paper, and an investment in securities. At September 30, 1998, the carrying value of temporary investments approximates market value.

3. INVENTORIES

                                              At September 30,   At December 31,
                                                   1998               1997
                                              ----------------   ---------------
                                                        (in thousands)
               Raw materials and supplies        $119,620           $ 43,764
               Finished goods                     101,999             32,323
                                                 --------           --------
                                                 $221,619           $ 76,087
                                                 ========           ========

4. DEBT

                                                At September 30,   At December 31,
                                                     1998               1997
                                                ----------------   ---------------
                                                          (in thousands)
               Subsidiary lines of credit           $  26,235         $      --
                                                    =========         =========
               Senior credit facility:
                     Revolving loan facility        $ 648,000         $ 265,500
                     Term loan facility                                 550,000
               Subsidiary debt obligations            204,141            13,159
                                                    ---------         ---------
                                                      852,141           828,659
                     Less: current portion            (21,178)          (50,846)
                                                    ---------         ---------
                                                    $ 830,963           777,813
                                                    =========         =========

    Subsidiary Lines of Credit - In connection with the acquisition of Continental Can Company, Inc. ("Continental Can"), the Company has assumed existing subsidiary lines of credit of certain of Continental Can's domestic and foreign subsidiaries. Borrowings under these subsidiary lines of credit are generally subject to limitations based on a borrowing base, as defined in the respective agreements, and bear interest generally at floating interest rates determined for each subsidiary. Outstanding borrowings under these subsidiary lines of credit, which at September 30, 1998, represented foreign subsidiary borrowings, have been classified as a current liability since such borrowings are expected to be repaid within one year.

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

    Amounts outstanding under the Senior Credit Facility bear interest at a rate per annum equal to one of the following rates, at the Company's option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on the Company's ratio of defined indebtedness to EBITDA (as defined in the Senior Credit Facility). The Company pays a commitment fee on unused amounts of the Senior Credit Facility that ranges from 15 to 23 basis points, based on the Company's ratio of defined indebtedness to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The interest rate in effect on the Senior Credit Facility, including the applicable interest rate margin, was 6.43% at September 30, 1998.

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

    Subsidiary Debt Obligations - Subsidiary debt obligations include senior secured notes of one of Continental Can's subsidiaries, industrial development revenue bond obligations of certain subsidiaries and other debt obligations of certain subsidiaries.

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

    Certain of the Company's subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at September 30, 1998, ranged from 4.10% to 4.15%.

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

    At September 30, 1998, the interest rate caps, which mature in March 2000, had aggregate notional amounts of $60 million and capped interest on LIBOR loans at 8.0%, plus the applicable LIBOR margin. At September 30, 1998, the interest rate swaps had aggregate notional amounts of $435 million at interest rates ranging from 6.03% to 6.14%, plus the applicable LIBOR margin and include $110 million of swaps that mature in December 2000; $50 million of swaps that mature in March 2001; $225 million of swaps that mature in December 2002; and $50 million of swaps that mature in December 2003. In addition, the Company has entered into $100 million of interest rate collars, which mature from December 2002 to June 2003, and provide for an interest rate floor and limit of approximately 6.11% and 7.5%, respectively, plus the applicable LIBOR margin. These derivative agreements provide hedges for Senior Credit Facility loans by limiting or fixing the LIBOR interest rates specified in the Senior Credit Facility at the above rates until the indicated expiration dates of these interest rate derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

    The Company is exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to credit risk is considered by the Company to be remote.

4.  STOCKHOLDER'S EQUITY

    On September 15, 1998, the Company's Board of Directors authorized an open market share repurchase program of up to $100 million of the Company's common stock. During the third quarter of 1998, the Company repurchased one million shares of common stock for a total purchase price of approximately $30.4 million pursuant to this Board authorization. In addition, subsequent to September 30, 1998, the Company has repurchased an additional 510,400 shares of common stock for a total purchase price of approximately $15.6 million pursuant to this Board authorization. On September 29, 1998, the Company also redeemed all outstanding shares of Series A preferred stock for the stated value of $320 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

6.  TAXES

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

7. ACQUISITIONS

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

    On May 29, 1998, the Company completed the acquisition of Continental Can for a purchase price of approximately $181 million, which was funded through the issuance of 2,050,635 shares of Suiza common stock and Suiza stock options to replace outstanding stock options of Continental Can, along with cash of $41 million. Suiza also assumed Continental Can's long-term indebtedness of approximately $200 million at acquisition date. Continental Can is primarily engaged in the packaging business through a number of operating subsidiaries in the United States and in Europe, and reported net sales of approximately $546 million for the fiscal year ended December 31, 1997.

    Following is a summary of unaudited pro forma results of operations of Suiza which gives effect to Suiza's significant acquisitions in 1997 (Dairy Fresh, Garelick Farms, and Franklin Plastics) and in 1998 (Continental Can, and Land-O-Sun, ) as if these significant acquisitions had occurred at the beginning of 1997.

                                            Three months ended September 30,              Nine months ended September 30,
                                          -------------------------------------        -------------------------------------
                                                 1998                1997                      1998                1997
                                          -------------------------------------        -------------------------------------
                                          (in thousands, except per share data)        (in thousands, except per share data)
    Revenues                                 $  968,104          $ 807,694                $ 2,605,092         $ 2,295,524
    Income from continuing operations            28,313             17,591                     80,317              75,113
    Net income                                   28,313             20,366                    108,854              74,265
    Income from continuing operations
    per share:
        Basic                                $     0.82          $    0.54                $      2.36         $      2.39
        Diluted                                    0.76               0.51                       2.18                2.23

    Net income per share:
        Basic                                $     0.82          $    0.63                $      3.20         $      2.37
        Diluted                                    0.76               0.59                       2.85                2.21

    On June 30, 1998 the Company acquired the operations of West Lynn Creamery, Inc. ("West Lynn"). West Lynn is a leading manufacturer and distributor of milk, cultured products, extended shelf-life products, juice and ice cream throughout the northeast United States and reported net sales of $214 million for its fiscal year ended December 31, 1997. On August 14, 1998 the Company completed the purchase of certain assets of the fluid dairy division of Cumberland Farms, Inc. ("Cumberland Farms"). Cumberland Farms' fluid dairy division, which processes and distributes milk, juice, water and related dairy products, reported net sales of approximately $200 million in 1997.

    During the first nine months of 1998, the Company also acquired a number of smaller dairy and plastic packaging businesses, including the acquisitions of Louis Trauth Dairy, Inc. ("Trauth"), a Newport, Kentucky-based manufacturer and distributor of fresh milk, ice cream and related dairy products, Oberlin Farms Dairy, Inc. ("Oberlin"), a Cleveland, Ohio-based processor of milk and cultured dairy products, four small dairy businesses and six small packaging businesses. Trauth and Oberlin recorded net sales of approximately $67 million and $76 million, respectively, for their most recent fiscal years

    All of the above acquisitions have been accounted for using the purchase method of accounting. The purchase price of each of the acquisitions was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair market values. The excess of the total purchase prices over the estimated fair values of the net assets represented goodwill. These allocations are tentative and subject to change.

    On September 10, 1998, the Company signed a definitive agreement to acquire publicly-traded Broughton Foods Company ("Broughton") for a cash purchase price of $19.00 per share of common stock outstanding. Broughton is a leading manufacturer and distributor of milk, cultured products, ice cream, extended shelf-life and other dairy products in Michigan, Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern U.S. Broughton's current annual revenue, including the pro forma effect of completed business combinations, is approximately $200 million. Completion of the acquisition of Broughton is subject to customary conditions including, among other things, the receipt of certain governmental approvals and the approval of the shareholders of Broughton. Assuming all closing conditions are satisfied, the transaction could be completed at approximately the end of December 1998.

8.  DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS

    On April 30, 1998, Suiza consummated its previously announced sale of Reddy Ice Corporation ("Reddy Ice") to Packaged Ice, Inc. ("Packaged Ice") for net cash proceeds of approximately $172.7 million. The Company reported an extraordinary gain of $35.5 million from the sale of Reddy Ice, net of $22 million of income taxes. Reddy Ice had revenues during 1997 of approximately $66.3 million.

    Income (loss) from discontinued operations includes interest expense of $1.8 million during the third quarter of 1997 and interest expense of $2.4 million and $5.3 million during the first nine months of 1998 and 1997, respectively. Interest charges allocated to discontinued operations are based on debt specifically attributed to Reddy Ice. The income (loss) from discontinued operations as reported in the condensed consolidated statements of income is presented net of the related income tax expense of $1.7 million in the third quarter of 1997, and income tax benefit of $2.1 million and income tax expense of $1.5 million in the first nine months of 1998 and 1997, respectively.

    During the second quarter of 1998, the Company recognized a $3.8 million extraordinary loss from the early extinguishment of debt, net of income tax benefit of $2.3 million, which included the write-off of deferred financing costs and the recognition of market losses on interest rate contracts, from the termination of the term loan facility under the Senior Credit Facility and the repayment of all amounts outstanding under the term loan facility. In addition, during the nine months ended September 30, 1997, the Company recognized a $3.3 million extraordinary loss from the early extinguishment of subordinated debt, net of income tax benefit of $2.0 million, which included the write-off of deferred financing costs and certain prepayment penalties.

9.  TRUST ISSUED PREFERRED SECURITIES

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

10. COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income was $35.0 million and $110.4 million for the three and nine month periods ended September 30, 1998, which included net income as reported and comprehensive income adjustments primarily for foreign currency gains of $11.2 million and $9.9 million ($6.7 million and $5.9 million, net of taxes) for the three and nine month periods ended September 30, 1998, respectively. Consolidated comprehensive income was equal to consolidated net income for the three and nine month periods ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Suiza Foods Corporation (the "Company" or "Suiza") is a leading manufacturer and distributor of fresh milk and related dairy products and plastic packaging in the United States. Suiza also manufactures, distributes and markets refrigerated, shelf-stable and frozen food products. Suiza has grown primarily through a successful acquisition strategy, having consummated more than 20 dairy and packaging acquisitions since its initial public offering in April 1996. Through these acquisitions, Suiza has realized and continues to realize economies of scale, operating efficiencies and added complementary product lines. The Company conducts its dairy operations primarily through its Puerto Rico subsidiaries ("Suiza-Puerto Rico"), Velda Farms, Inc. ("Velda Farms"), Swiss Dairy Corporation ("Swiss Dairy"), Model Dairy, Inc. ("Model Dairy"), Dairy Fresh, Inc. ("Dairy Fresh"), Garelick Farms, Inc. and certain related dairy subsidiaries ("Garelick Farms"), Country Delite Farms Inc. ("Country Delite"), Country Fresh, Inc. ("Country Fresh"), The Morningstar Group Inc. ("Morningstar"), LOS Holdings, Inc. ("Land-O-Sun"), Louis Trauth Dairy Inc. ("Trauth"), Oberlin Farms Dairies ("Oberlin"), West Lynn Creamery ("West Lynn"), and Cumberland Farms Inc. ("Cumberland Farms"). The Company conducts its packaging operations through Franklin Plastics, Inc. and subsidiaries ("Franklin Plastics" or "Plastics") and through Continental Can Company, Inc. ("Continental Can"). Each of the Company's dairy and plastic packaging operating subsidiaries is a leading competitor in its market, with an established reputation for customer service and product quality. The Company's dairy subsidiaries market their products through extensive distribution networks to a diverse group of customers, including convenience stores, grocery stores, schools and institutional food service customers. The Company's customers in the plastic packaging business include regional dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies.

Recent Developments

Completed Acquisitions. On August 14, 1998, the Company completed the purchase of the assets of the fluid dairy division of Cumberland Farms, Inc. ("Cumberland Farms"). Cumberland Farms' fluid dairy division, which processes and distributes milk, juice, water and related dairy products and operates in the northeast, reported net sales of approximately $200 million in 1997. The Cumberland Farms acquisition was accounted for using the purchase method of accounting. Also during the third quarter and early fourth quarter of 1998, the Company's dairy group completed three additional small acquisitions.

The Company's packaging group completed three small acquisitions during the third quarter of 1998 comprising six plants. The packaging group now operates 52 rigid plastic container facilities in the United States and Puerto Rico, and one plastic film facility and eight metal can facilities in Europe.

Pending Acquisition. On September 10, 1998, the Company signed a definitive agreement to acquire publicly-traded BroughtonFoods Company ("Broughton") for a cash purchase price of $19.00 per share of common stock outstanding. Broughton is a leading manufacturer and distributor of milk, cultured products, ice cream, extended shelf-life and other dairy products in Michigan, Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern U.S. Broughton's current annual revenue, including the pro forma effect of completed business combinations, is approximately $200 million. Completion of the acquisition of Broughton is subject to customary conditions including, among other things, the receipt of certain governmental approvals and the approval of the shareholders of Broughton. Assuming all closing conditions are satisfied, the transaction could be completed at approximately the end of December 1998.

Share Repurchase Program. On September 15, 1998, the Company's Board of Directors authorized an open market share repurchase program of up to $100 million of the Company's common stock. During the third quarter of 1998, the Company repurchased one million shares of common stock for a total purchase price of approximately $30.4 million pursuant to this Board authorization. In addition, subsequent to September 30, 1998, the Company has repurchased an additional 510,400 shares of common stock for a total purchase price of approximately $15.6 million pursuant to this Board authorization. On September 29, 1998, the Company also redeemed all outstanding shares of Series A preferred stock for the stated value of $320 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

Results of Operations

The Company currently operates in two distinct businesses ("Dairy" and "Packaging") as shown below (dollars in thousands):

                                       Three months ended September 30,                 Nine months ended September 30,
                                 --------------------------------------------  --------------------------------------------------
                                         1998                    1997                   1998                      1997
                                 ---------------------   --------------------  ----------------------    ------------------------
                                              Percent                Percent                 Percent                   Percent
                                                of                     of                      of                         of
                                  Dollars    Net Sales    Dollars   Net Sales    Dollars    Net Sales      Dollars     Net Sales
                                 ----------  ---------   ---------  ---------  -----------  ---------    ----------   -----------
Net sales:
  Dairy                          $  764,741              $ 474,552            $ 1,995,213               $ 1,221,919
  Packaging                         203,363                 25,284                334,132                    25,284
                                 ----------   -------    ---------   ------   -----------   ---------   -----------   -----------
       Net sales                    968,104     100.0%     499,836    100.0%    2,329,345       100.0%    1,247,203         100.0%
Cost of sales                       747,309      77.2      385,174     77.1     1,785,670        76.7       960,141          77.0
                                 ----------   -------    ---------   ------   -----------   ---------   -----------   -----------
       Gross profit                 220,795      22.8      114,662     22.9       543,675        23.3       287,062          23.0

Operating expenses:
  Selling and distribution          108,019      11.2       55,876     11.2       267,347        11.4       145,615          11.7
  General and administrative         34,846       3.6       16,316      3.3        78,967         3.4        43,549           3.5
  Amortization of intangibles         9,143       0.9        4,719      0.9        22,129         1.0        10,077           0.8
                                 ----------   -------    ---------   ------   -----------   ---------   -----------   -----------
       Total operating expenses     152,008      15.7       76,911     15.4       368,443        15.8       199,241          16.0
                                 ----------   -------    ---------   ------   -----------   ---------   -----------   -----------
Operating income (loss):
  Dairy                              50,498       5.2       37,594      7.5       149,555         6.4        90,918           7.2
  Packaging                          22,392       2.3        2,389      0.5        36,816         1.6         2,389           0.2
  Corporate office                   (4,103)     (0.4)      (2,232)    (0.5)      (11,139)       (0.5)       (5,486)         (0.4)
                                 ----------   -------    ---------   ------   -----------   ---------   -----------   -----------
       Total operating income    $   68,787       7.1%   $  37,751      7.5%  $   175,232         7.5%  $    87,821           7.0%
                                 ==========   =======    =========   ======   ===========   =========   ===========   ===========

Third Quarter and Year-to-date 1998 Compared to Third Quarter and Year-to-date 1997 Net Sales. The Company's net sales increased by 93.7% and 86.8% for the third quarter and first nine months of 1998, respectively, when compared to like periods of 1997. Dairy net sales increased by 61.2% and 63.3% for the third quarter and first nine months of 1998, respectively, compared to like periods of 1997 primarily due to (i) the acquisitions of Garelick Farms, Dairy Fresh and Country Delite in the last half of 1997, (ii) the acquisitions of Land-O-Sun, Trauth, Oberlin, West Lynn, and

Cumberland in the first nine months of 1998 and (iii) increased sales and higher pricing of our branded products. The Company began operating in the Packaging business with the acquisition of Franklin Plastics in July, 1997 and acquired Continental Can in May, 1998. The Packaging segment has experienced rapid growth through these acquisitions, as well as through several smaller acquisitions and through newly opened facilities at Franklin Plastics.

Cost of Sales. The Company's cost of sales margins were 77.2% and 76.7% for the third quarter and first nine months of 1998, respectively, compared to 77.1% and 77.0% for the same periods in 1997. Dairy cost of sales margins were slightly higher in the third quarter of 1998 compared to last year due to significant increases in butterfat prices. For the first nine months of 1998 Dairy cost of sales margins improved from the prior year due to (i) realized operating synergies in the Company's fluid dairy operations and (ii) increased branded sales, which have a higher gross margin than other products.

Operating Expenses. The Company's operating expense ratios were 15.7% and 15.8% for the third quarter and first nine months of 1998 compared to 15.4% and 16.0% for the same periods in 1997. The operating expense ratio increased in the quarter comparison primarily due to (i) the impact of a severe hurricane in Puerto Rico and (ii) the acquisition of several dairies that currently have higher operating expenses than existing dairies. The operating expense ratio decreased slightly in the year-to-date periods as a result of realized efficiencies in purchasing and the addition of Packaging, which has lowered the Company's overall operating expense ratios.

Operating Income. The Company's operating income increased 82.2% to $68.8 million in the third quarter of 1998 from $37.8 million in the third quarter of 1997 primarily as a result of (i) the aforementioned acquisitions, (ii) realized operating efficiencies and synergies and (iii) the increased growth of Packaging. For the first nine months of 1998, operating income was $175.2 million, an increase of 99.5% from 1997 operating income of $87.8 million. The Company's operating income margin decreased to 7.1% in the third quarter of 1998 from 7.6% in the third quarter of 1997 due to increased butterfat costs and the impact of a hurricane in Puerto Rico; however it increased to 7.5% in the first nine months of 1998 from 7.0% in the first nine months of 1997 due to acquisitions, realized operating efficiencies, and the growth of Packaging.

Other (Income) Expense. Interest expense increased to $14.1 million in the third quarter of 1998 from $12.7 million in the third quarter of 1997 primarily due to the increased level of debt used to finance the aforementioned acquisitions. For the same reason, interest expense increased to $36.0 million during the first nine months of 1998 from $23.4 million in the first nine months of 1997. Financing charges on preferred securities amounted to $9.6 million and $20.5 million in the third quarter and first nine months of 1998, respectively, reflecting (i) the issuance on February 20, 1998 of $100 million of company-obligated mandatorily redeemable preferred securities related to the acquisition of Land-O-Sun and (ii) the issuance on March 24, 1998 of $600 million of company-obligated mandatorily redeemable preferred securities. Other income decreased to $2.4 million in the first nine months of 1998 from $20.1 million in the first nine months of 1997 due to the recognition in the 1997 period of an $18.1 million gain from the sale of Puerto Rico tax credits as discussed in Note 5 to the condensed consolidated financial statements.

Extraordinary Items. In the first nine months of 1998, the Company reported a $35.5 million extraordinary gain (net of $22.0 million of income taxes) from the sale of Reddy Ice Corporation ("Reddy Ice") and a $3.8 million extraordinary loss from the early extinguishment of the term loan facility of the Senior Credit Facility (net of $2.3 million of income tax benefit) related to the write-off of deferred financing costs and the recognition of interest rate swap losses. The Company incurred a $3.3 million extraordinary loss (net of a $2.0 million tax benefit) in the first nine months of 1997 related to the early extinguishment of subordinated debt, which included the write-off of deferred financing costs and certain prepayment penalties.

Net Income. The Company reported net income of $28.3 million in the third quarter of 1998 compared to net income of $19.7 million in the third quarter of 1997. The Company reported net income of $104.5 million in the first nine months of 1998 ($72.8 million excluding the net extraordinary gain of $31.7 million) compared to $54.8 million in the first nine months of 1997 ($46.6 million excluding the after-tax gain on the sale of tax credits of $11.5 million and the extraordinary loss of $3.3 million).

Liquidity and Capital Resources

As of September 30, 1998, the Company had total stockholders' equity of $645.8 million, total indebtedness of $878.4 million (including long-term debt and the current portion of long-term debt) and $682.8 million of mandatorily redeemable convertible trust issued preferred securities. The Company is currently in compliance with all covenants and financial ratios contained in its debt agreements.

Cash Flow. Historically, the working capital needs of the Company have been met with cash flow from operations along with borrowings under the Senior Credit Facility. Net cash provided by continuing operations was $119.9 million for the first nine months of 1998 as contrasted to $100.9 million for the first nine months of 1997. Investing activities in the first nine months of 1998 included approximately $113.7 million in capital expenditures of which $68.6 million was spent at Dairy, $39.5 million was spent at Packaging, and $5.6 million was spent at corporate. Investing activities during the first nine months of 1998 also included $566.8 million of cash paid for acquisitions, along with net proceeds of $172.7 million from the sale of Reddy Ice.

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

On June 30, 1998 the Company acquired West Lynn and on August 14, 1998 the Company completed the purchase of assets of the fluid dairy division of Cumberland Farms. During the first nine months of 1998 the Company also acquired Trauth, Oberlin and six small plastic packaging businesses. Suiza financed these acquisitions with borrowings under its Senior Credit Facility.

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

On September 15, 1998, the Company's Board of Directors authorized an open market share repurchase program of up to $100 million of the Company's common stock. During the third quarter of 1998, the Company repurchased one million shares of common stock for a total purchase price of approximately $30.4 million pursuant to this Board authorization. In addition, subsequent to September 30, 1998, the Company has repurchased an additional 510,400 shares of common stock for a total purchase price of approximately $15.6 million pursuant to this Board authorization. On September 29, 1998, the Company also redeemed all outstanding shares of Series A preferred stock for the stated value of $320 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

Current Debt Obligations. On May 29, 1998 the Company amended its Senior Credit Facility. Pursuant to this amendment, the Company terminated and repaid the term loan facility and expanded the revolving loan facility to $1 billion. At September 30, 1998, approximately $328.6 million was available under the revolving loan facilities.

Future Capital Requirements. During 1998, the Company intends to invest a total of approximately $140 to $150 million in its manufacturing facilities and distribution capabilities of which almost $114 million has been spent to date. Of this amount, Dairy intends to spend approximately $90 to $100 million for the year to expand and maintain its manufacturing facilities and for fleet replacement and Packaging intends to spend approximately $40 to $50 million.

The Company has not completed its budget for 1999, but expects to make investments in manufacturing facilities and distribution capabilities in 1999 comparable in amount to 1998. In addition, the Company has current commitments, subject to certain conditions, to expend approximately $185 million on currently proposed acquisitions during the remainder of 1998 and early 1999.

The Company expects that cash flow from operations will be sufficient to meet the Company's requirements for its existing businesses for the remainder of 1998 and for the foreseeable future. Management expects to fund currently proposed acquisitions out of cash flow from operations and borrowings under the Senior Credit Facility. In the future, the Company intends to pursue additional acquisitions in its existing regional markets as well as new markets, and to seek strategic acquisition opportunities that are compatible with it core businesses. Management believes that the Company has the ability to secure additional financing to pursue its acquisition and consolidation strategy. There can be no assurance, however, that the Company will have sufficient available capital resources to realize its acquisition and consolidation strategy.

Known Trends and Uncertainties

Year 2000 Compliance. The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem is rooted in the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use the date for calculations may fail or produce erroneous results on or before the year 2000.

As is the case with most other companies using computers in their operations, the Company is currently engaged in a comprehensive project to address its Year 2000 issues in the following areas: enterprise systems and applications; plant floor systems; personal computers and applications; networks and communications; supply chain; EDI and miscellaneous equipment. These areas encompass both information technology (IT) systems (such as enterprise systems, networks and communications, and EDI) and non-IT systems (such as plant floor systems). Each functional area plan details specific tasks needed to assess the extent of Year 2000 issues, and to implement and test solutions to these issues. The Company's Year 2000 readiness project is being led by a project manager and the Company has adopted a structural approach which has included the development of corporate standards, the communication of the status of the project with management, and consultation with outside experts.

The Company has completed the assessment phase in all IT system areas and implementation processes are underway in these areas, using both internal and external resources. The Company has also completed the preliminary assessment of Year 2000 issues with its plant floor systems and is in the process of performing detailed inventories for these systems. For IT and non-IT applications that are provided by a third party software vendor, available upgrades are in the process of being implemented. The Company has received or requested assurances from these vendors that these systems are already Year 2000 compliant and that timely updates will be made available for purchased software. All critical systems, including plant floor systems, are targeted to be Year 2000 compliant by mid-1999.

As a result of the numerous systems used by companies that the Company has acquired in recent years and also due to technological enhancements, the Company has had an ongoing information systems development plan to move these acquired companies' systems to the Company's platform systems, with scheduled replacements of systems throughout the organization. Year 2000 compliance is a part of the Company's overall development plan. The Company has delayed certain non-essential IT projects in order to reassign Company resources to the Year 2000 strategic plan.

The Company has incurred and expensed approximately $1 million to date for remediation costs associated with the implementation of its Year 2000 strategic plan for existing IT and non-IT systems that are being modified, and expects to incur and expense approximately up to an additional $5 million in the future to remediate Company-developed software, to inventory and test plant floor systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, the Company has also capitalized approximately $3 million of capital expenditures to date for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses pursuant to its Year 2000 strategic plan and its on-going information systems development plan. The Company has budgeted an additional $12 million (approximately) of capital expenditures in 1999 for the purchase of additional replacement systems; however, budgeted amounts are based on management's conservative estimates and actual results could differ as the plan is further implemented. The majority of the remaining budgeted expenditures are for replacement of plant floor systems, and until the Company has completed its detailed inventories for its plant floor systems, there can be no assurance whether replacement of such systems will be necessary to the extent budgeted.

A critical step in the Company's strategic plan is the coordination of Year 2000 readiness with third parties. The Company is communicating with its significant suppliers and customers to determine the extent to which the Company and its interface systems are vulnerable if the customer, supplier or a third party fails to resolve their Year 2000 issues. The Company will continue to work with all of its major trading partners to understand the associated risks and plan for contingencies. There can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be timely converted or that the failure of these systems would not have an adverse effect on the Company's systems.

Management believes that necessary modifications and replacements of the Company's critical IT and non-IT systems will be completed timely. If for any reason, critical service providers, suppliers or customers are unable to resolve their Year 2000 issues in a timely manner, such matters could have a material adverse impact on the Company's results of operations. The Company's current assessment of risks based on the most reasonable worst case scenario, however, is that there will be no material adverse impact on the Company's operations or financial performance, because management believes that if any disruption to operations does occur, it will be isolated and or short-term in duration.

The Company has prioritized its efforts and is addressing the most strategic areas first. Development of contingency plans is underway and such plans will address individual business units and corporate applications as well as actions necessary to mitigate the impact of third party disruptions.

Euro Currency Conversion. Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's pending conversion to a new common currency, the "euro." This conversion is expected to be implemented over a three year period. On January 1, 1999, the euro will become the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies will be fixed. In 2002, the euro will replace the individual nation's currencies. Since the Company's Packaging group has plants, and otherwise conducts business, in Europe, the conversion to the euro will have an effect on the Company. The Company is currently considering the specific nature of the impact of the conversion on the Company, and management believes that there will be no material adverse impact of the conversion on the Company's operations or financial performance.

Trends in Tax Rates. The Company has experienced increased income tax rates throughout 1998. During the third quarter of 1998 income taxes averaged 37% of pretax income compared to 35% of pretax income in the third quarter of 1997. This increase reflects a shift of the Company's business from Puerto Rico, which has a lower tax rate, to the United States. This trend has been caused by the Company's acquisitions and is expected to continue, with 1999 income tax rates estimated to be approximately 38%.

Cautionary Statement

Certain statements and information in this Quarterly Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be indicated by phrases such as "believes," "anticipates," "expects," "intends," "foresees," "projects," "forecasts" or words of similar meaning or import. Such statements are subject to certain risks, uncertainties, or assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those set forth in applicable forward-looking statements. Among the key factors that may have a direct bearing on the Company's results and financial condition are (i) risks associated with the Company's acquisition strategy, including its ability to integrate the operations of its acquired businesses and realize operating efficiencies, (ii) risks relating to the Company's leverage position, (iii) risks associated with intense competition in the Company's industries, (iv) the impact of governmental regulations affecting the dairy industry, (v) risks associated with volatility in the costs of raw goods such as butterfat, and (vi) the impact of extreme weather conditions. Any forward-looking statements made or incorporated by reference herein speak only as of the date of this Quarterly Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statements, to reflect any change in its expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based. Additional information concerning these and other risk factors is contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a copy of which may be obtained from the Company upon request.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Agreement and Plan of Merger dated as of September 10, 1998 by and among Suiza Foods Corporation, Broughton Foods Acquisition Corporation and Broughton Foods Company.

       11     Statement re computation of per share earnings.

       27     Financial Data Schedules

(b)    Reports on Form 8-K

       (1)    On September 14, 1998, the Company filed a Form 8-K (pursuant to
              Item 5 of Form 8-K) in connection with a press release issued by the Company on September 11, 1998 regarding the proposed acquisition of Broughton Foods Company by Suiza Foods Corporation.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SUIZA FOODS CORPORATION

                                         /s/ Barry A. Fromberg
                                         ------------------------------------
                                         Barry A. Fromberg
                                         Executive Vice President, Chief
                                         Financial Officer (Principal
                                         Accounting Officer)

Date: November 16, 1998

                                 EXHIBIT INDEX


     EXHIBIT
     NUMBER                   DESCRIPTION
     -------                  -----------
       10.1   Agreement and Plan of Merger dated as of September 10, 1998 by and among Suiza Foods Corporation, Broughton Foods Acquisition
              Corporation and Broughton Foods Company.

       11     Statement re computation of per share earnings.

       27     Financial Data Schedules
