Form 10-K405
period 1998-12-31
SUIZA FOODS CORP
filed 1999-03-29
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OF 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-12755

                            SUIZA FOODS CORPORATION
           (Exact name of the registrant as specified in its charter)
                             ---------------------

                     DELAWARE                                           75-2559681
         (State or other jurisdiction of                             (I.R.S. employer
          incorporation or organization)                           identification no.)

                              2515 MCKINNEY AVENUE
                                   SUITE 1200
                              DALLAS, TEXAS 75201
                                 (214) 303-3400
         (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)
                             ---------------------
          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                  Name of Each Exchange
               Title of Each Class                                 on Which Registered
               -------------------                                ---------------------
           Common Stock, $.01 par value                          New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

    The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 22, 1999, based on the $36.375 per share closing price for the registrant's common stock on the New York Stock Exchange, was approximately $1.12 billion.

    The number of shares of the registrant's common stock outstanding as of March 22, 1999 was 33,711,318.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 19, 1999 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
PART I
  1   Business....................................................     1
  2   Properties..................................................    12
  3   Legal Proceedings...........................................    13
PART II
  5   Market for Our Common Stock and Related Matters.............    13
  6   Selected Financial Data.....................................    14
  7   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    15
  7a  Quantitative and Qualitative Disclosures About Market
      Risk........................................................    21
  8   Financial Statements and Supplementary Data.................    22
PART III
  10  Directors and Executive Officers............................    22
  11  Executive Compensation......................................    22
      Security Ownership of Certain Beneficial Owners and
  12  Management..................................................    22
  13  Certain Relationships and Related Transactions..............    22
PART IV
  14  Exhibits, Financial Statement Schedules and Reports on Form
      8-K.........................................................    23

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a leading manufacturer and distributor of dairy products and a leading manufacturer of rigid plastic packaging in the United States. Our net sales during the year ended December 31, 1998 were approximately $3.3 billion, of which approximately $2.8 billion (or approximately 85%) was contributed by our dairy operations and approximately $500 million (or approximately 15%) was contributed by our packaging operations.

     Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at http://www.suizafoods.com. We were incorporated in Delaware in 1994.

BRIEF HISTORY

     We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. As a result of an aggressive acquisition strategy in the packaged ice industry, we became one of the largest manufacturers and distributors of packaged ice in the United States.

     We entered the dairy business in December 1993 when we acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. Since our acquisition of Suiza Dairy, we have grown our dairy business primarily through an aggressive acquisition strategy. Since our acquisition of Suiza Dairy in 1993, we have completed 31 dairy acquisitions, including 13 during 1998 and 3 during 1999 to date.

     We completed our initial public offering in April 1996. Initially our common stock was traded in the Nasdaq National Market. In January 1997, we completed a second public offering and our common stock began trading on the New York Stock Exchange in March 1997.

     We entered the packaging business in August 1997 when we acquired Franklin Plastics, Inc. as part of our acquisition of a related dairy business. We have grown our packaging business through our acquisition of Continental Can Company, Inc. in May 1998 and seven other smaller acquisitions during 1998.

     In April 1998, we sold our packaged ice operations in order to focus our resources on our dairy and packaging operations.

     Primarily as a result of our acquisitions, we have increased our net sales and operating income from $891.2 million and $40.0 million, respectively, for the year ended December 31, 1994, to $3.3 billion and $242.5 million, respectively, for the year ended December 31, 1998.

CURRENT BUSINESS STRATEGY

     We remain focused on achieving continued sales and profit growth through the following strategies:

  Acquiring Businesses

     According to statistics published by the Milk Industry Foundation, the United States fluid milk industry totaled approximately $24.3 billion in wholesale value in 1998. The industry remains fragmented and is undergoing consolidation. To capitalize on this trend, we intend to continue to acquire strong dairy businesses in new markets and to strengthen our presence in existing markets through acquisitions. By pursuing this strategy in our dairy segment, we seek to

     - expand the geographic coverage of our dairy business to better serve an increasingly national customer base

     - reduce manufacturing costs and increase product quality through the continued integration of manufacturing operations into specialized, scale-efficient facilities

     - achieve economies of scale in purchasing, product development and consumer research as we increase our sales base

     - develop a more efficient system for distributing a greater volume and variety of branded and higher margin products directly to our customers

     - combine the increased geographic scope of our direct store delivery system with our national warehouse system to increase the productivity of our manufacturing, distribution and marketing assets

     In pursuing our acquisition and integration strategy for our packaging business, we seek to

     - expand the geographic coverage of our manufacturing facilities to better serve our national customers and to minimize transportation costs

     - broaden our product line and technological capabilities to better meet our customers' needs

     We currently have two pending dairy acquisitions and engage in discussions with other potential acquisition candidates on an ongoing basis. The completion of one or more of any future acquisitions could be material to us.

     We are currently considering strategic alternatives for our packaging business, which could include a partial or complete spin-off, a sale of all or a portion of the business or a continuation of our acquisition and integration strategy. Pending any final decision, we intend to pursue our current acquisition and integration strategy.

  Increasing Sales in Our Existing Businesses

     In both our dairy and packaging businesses we intend to continue to build our existing distribution networks and product offerings. We intend to develop or acquire new product lines that are compatible with our existing manufacturing, distribution and marketing infrastructure and that can serve as additional platforms for future growth. In our dairy segment we are currently test marketing and introducing new products and packaging innovations and investing in product research and marketing to develop additional product and packaging innovations.

  Enhancement of Operating Profit Margins

     We continue to seek profit margin improvements through increased production and purchasing efficiencies, operating synergies from acquired businesses and increased sales of higher-margin products. By pursuing this strategy, we have improved our operating margin from 4.5% for the year ended December 31, 1994 to 7.3% for the year ended December 31, 1998.

     In order to implement our business strategies, we have expanded our management team and invested in product development, marketing and other centralized functions.

RECENT DEVELOPMENTS

  Acquisitions

     During 1998 and 1999 to date, we have completed 16 dairy and eight packaging acquisitions. Our most significant acquisitions during that period were

     - Land-O-Sun (February 1998). Land-O-Sun Dairies, L.L.C., a manufacturer and distributor of dairy products in the southeastern and central United States, had net sales of approximately $464 million for its 1997 fiscal year.

     - Continental Can (May 1998). Continental Can, a manufacturer of packaging products with operations in the United States and Europe, had net sales of approximately $546 million for its 1997 fiscal year.

     - Tuscan Farms/Lehigh Valley Dairies (December 1998). Tuscan/Lehigh, L.P., a manufacturer and distributor of dairy products in the northeastern United States, had net sales of approximately $523 million for the year ended December 31, 1998. We merged Tuscan/Lehigh into our northeastern dairy operations to form a new subsidiary in which Dairy Farmers of America, Inc. owns a 25% interest. The combined net sales of our northeastern dairy operations and Tuscan/ Lehigh were approximately $1.2 billion for the twelve month period ended September 30, 1998.

     Primarily as a result of acquisitions, we increased our net sales from $1.8 billion for the year ended December 31, 1997 to $3.3 billion for the year ended December 31, 1998. For more information about our acquisition history, see Note 2 to our Consolidated Financial Statements (page F-9).

  Other Events

     During 1998, we also

     - issued $100 million of 5% mandatorily redeemable convertible preferred securities in connection with our acquisition of Land-O-Sun

     - issued $600 million of 5.5% mandatorily redeemable convertible preferred securities in a private placement

     - discontinued our packaged ice operations as a result of the sale in April 1998 of our packaged ice business to Packaged Ice, Inc. for approximately $172.7 million

      For more information about the sale of our packaged ice business, see Note 3 to our Consolidated Financial Statements (page F-11). For more information about our mandatorily redeemable convertible preferred securities, see Note 10 to our Consolidated Financial Statements (page F-17).

INDUSTRY OVERVIEW

  Dairy

     According to published industry statistics, approximately $24.3 billion in wholesale value of fresh milk products were sold in the United States in 1998 compared to $21.6 billion sold in 1989.

     The dairy industry is a mature industry and has excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. The dairy industry is in the process of consolidation. As the industry is consolidating, large regional dairy processors have emerged. As a result of this consolidation trend, which we believe will continue, we have had numerous opportunities to pursue our business strategy.

  Packaging

     The segment of the packaging industry in which we compete is primarily extrusion blow-molded plastic bottles. This segment is experiencing continued growth as a result of ongoing customer conversions from glass, metal and paper packaging to plastic packaging. The blow-molded plastic packaging industry is fragmented and regional due to the high cost of transporting empty bottles. According to published industry statistics there are over 300 plastic bottle manufacturers in the continental United States. Annual sales of a majority of these competitors range from a few million dollars to over $500 million. Consolidation of these manufacturers has been a recent trend, with several transactions occurring within the past two years. We believe this consolidation to be evidence of an industry-wide drive to remove duplicative costs and increase efficiency.

PRODUCTS AND SERVICES

     The following table sets forth the total net sales of our two segments, dairy products and packaging, in dollars and as a percentage of consolidated total net sales in 1998, 1997 and 1996 (dollars in millions).

                                       1998                 1997                 1996
                                ------------------   ------------------   ------------------
                                DOLLARS    PERCENT   DOLLARS    PERCENT   DOLLARS    PERCENT
                                --------   -------   --------   -------   --------   -------
Dairy.........................  $2,816.2    84.8%    $1,743.2    97.1%    $1,207.6    100%
Packaging.....................     504.7    15.2         52.6     2.9

For more information about the financial results of our segments (including certain geographic information), see Note 19 to our Consolidated Financial Statements (page F-26).

  Dairy

     Our dairy products include

     - fluid milk, including flavored milks

     - ice cream and novelties

     - dairy and non-dairy coffee creamers

     - half-and-half and whipping cream

     - sour cream

     - cottage cheese

     - yogurt

     - dairy and non-dairy frozen whipped toppings

     We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee.

     In 1998, we manufactured and marketed approximately two thirds of our dairy products under proprietary brand names. We manufactured the remaining one third of our products on a private-label (or "customer brand") basis for certain customers. Our proprietary brands include

     - national brands including International Delight(R), Second Nature(R), Naturally Yours(R) and Mocha Mix(R)

     - regional brands including Country Fresh(R), Dairymens(R), Lehigh Valley Farms(R), Model(TM), Natural by Garelick Farms(R), Suiza(TM), Louis Trauth(TM), Tuscan(R), Velda Farms(R) and West Lynn Creamery(R)

     - partner or licensed brands in certain regions including Lactaid(R) (manufactured under a license with McNeil Consumer Products, an affiliate of Johnson & Johnson), Flav-O-Rich(R) (licensed from Dairy Farmers of America, Inc.) and Pet(R) (licensed from Grand Metropolitan Public Liability Company)

  Packaging

     A majority of the packaging products that we manufacture are extrusion blow-molded rigid plastic containers made primarily from polyethylene for packaging products such as milk, water and other beverages. We also produce plastic containers in a variety of sizes for use in packaging consumer and industrial products, such as household chemicals, automotive products and motor oil, industrial and agricultural chemicals, cosmetics and toiletries. In addition, we produce metal cans, plastic bags and plastic films.

     We are currently considering strategic alternatives for our packaging business, which could include a partial or complete spin-off, a sale of all or a portion of the business, or a continuation of our acquisition and integration strategy.

SALES AND DISTRIBUTION

  Dairy

     We have organized our dairy operations primarily by geographic regions. We currently operate five regions, in addition to our Morningstar group. We have established a strong presence in each of our regions. For more information about our regions, see "Properties" on page 12.

     We market and sell our dairy products primarily through our internal regional sales forces to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, institutional food service, gas stores, schools, restaurants and hotels.

     We deliver a majority of our dairy products directly from our plants or our distribution warehouses to our customers, primarily in trucks that we own or lease. This form of delivery is called a "direct store delivery" system.

     Our sales of dairy products are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

     Our Morningstar group produces and sells a majority of our specialty and long shelf-life food products. We market and sell these products on a national basis to a wide variety of retail, food service and dairy outlets and in a number of foreign countries through an internal sales force and independent brokers. Our specialty and long shelf-life food products are delivered primarily by common carrier. Sales of some of these products, such as whipping cream and pre-whipped toppings, sour cream and coffee creamers, experience higher sales in the fourth quarter.

     We are not dependent in our dairy segment on any single customer or group of customers.

  Packaging

     In our packaging segment, we operate stand-alone manufacturing facilities and facilities located on certain of our customers' premises. These on-site manufacturing facilities manufacture and convey containers directly to our customers' filling operations. At these facilities, we also manufacture containers for distribution to off-site customers.

     Our packaging customers include dairy and bottled water processors, beverage manufacturers and consumer and industrial products companies. Our packaging business markets and sells its products through its internal sales force.

     Sales in our packaging business are slightly seasonal, since sales in our European metal can business tend to depend on agricultural production and sales of plastic bottles tend to be higher in the second and third quarters.

     We are not dependent in our packaging segment upon any single customer or group of customers.

RESEARCH AND DEVELOPMENT

  Dairy

     The development of new products and the processes under which they are manufactured is an important part of our growing emphasis on branded dairy products. We utilize consumer research to test new products prior to market introduction, and we are currently test marketing several new products and packaging innovations. While company-sponsored research and development is important to our operations, our total expenditures to date related to this function in our dairy segment have not been material to our overall financial results.

  Packaging

     The development of new products and the processes under which they are manufactured is also an important part of our packaging business. We have several full-time packaging employees devoted to research and development. However, as in our dairy segment, our total expenditures related to this function are not material to our overall financial results.

RAW MATERIALS AND SUPPLY

  Dairy

     We purchase raw milk, our primary raw material, from farmers and farm co-operatives typically pursuant to contractual arrangements. Raw milk is generally readily available. After raw milk, cream (including butterfat) is our most used raw material. We use cream in the manufacture of creamers, ice cream and certain other dairy products. Although we produce a significant amount of cream in our fluid milk operations, we also purchase cream from unaffiliated third parties from time to time. Cream (including butterfat) is generally readily available. Other raw materials, such as coffee, juice concentrates, sweeteners, and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease depending on supply and demand and in some cases, governmental regulation. Prices of raw milk and cream can fluctuate widely.

  Packaging

     The primary raw material for our packaging operations is high density polyethylene ("HDPE"). Currently, we purchase HDPE from several suppliers. We have generally found HDPE to be readily available. During periods of higher demand, which can result in part from unit growth of this industry, the price of HDPE can be expected to rise until such time as new production capacity is added, which has historically caused the price of HDPE to fluctuate widely. Other raw materials used in our packaging business are readily available commodity materials and chemicals produced by a large number of manufacturers. It is our practice to obtain raw materials from several sources in order to ensure an economical, adequate and timely supply.

COMPETITION

     The industries in which we operate are highly competitive. We have many competitors in each of our major product, service and geographic markets, and some of these competitors are larger, more established and better capitalized.

  Dairy

     Our dairy business is subject to significant competition from dairy operations and large national food service distributors that operate in our markets. Competition in the dairy business is based primarily on

     - service

     - price

     - brand recognition

     - quality

     - breadth of product line

     The dairy industry has excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. Any expansion of production capacity in one of our regional markets could have an adverse effect on us.

  Packaging

     The packaging industry is also subject to significant competition. We compete with larger independent manufacturing companies and vertically integrated food and industrial companies that operate captive packaging manufacturing facilities. The primary competitive factors in the packaging industry are price, quality and service.

TRADEMARKS

     We have developed or acquired a number of trademarks, brand names and patents for use in our dairy and packaging businesses. We are also constantly developing new trademarks, brand names and patents. In addition, we hold licenses for the use of several registered trademarks from third parties. We believe that our use of trademarks, brand names and patented packaging designs creates goodwill and results in product differentiation and, therefore, is important to our business.

GOVERNMENT REGULATION

  Public Health

     As a manufacturer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ("FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. The FDA

     - regulates manufacturing practices for foods through its current good manufacturing practices regulations

     - specifies the standards of identity for certain foods, including many of the products we sell

     - prescribes the format and content of certain information required to appear on food product labels

     In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products. Although we maintain quality control programs designed to address food quality and safety issues, an actual or perceived problem with the quality or safety of products at any of our facilities could lead to product withdrawals, product recalls, remediation expenses, temporary plant closings and related negative publicity, any of which could have a material adverse effect on us.

     We use quality control laboratories to test raw milk and other ingredients and finished products. Product quality and freshness are essential to the successful distribution of dairy products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe that our dairy facilities and manufacturing practices comply with all material government regulations.

  Employee Safety Regulations

     We are subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

  Environmental Regulations

     We are subject to certain federal, state and local environmental regulations. Certain of our dairy facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our dairy subsidiaries are required to pay waste water surcharges or to construct waste water pretreatment facilities. To date, such waste water surcharges have not had a material effect on our consolidated financial statements.

     We maintain above-ground or underground petroleum storage tanks at many of our facilities. These tanks are periodically inspected to determine compliance with applicable regulations. We may be required to make expenditures from time to time in order to maintain compliance of these tanks.

     We do not expect environmental compliance to have a material impact on our capital expenditures, earnings or competitive position in the foreseeable future.

  U.S. Milk Industry Regulation

     Pursuant to the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. In 1996, the U.S. Congress passed legislation to phase out the Federal Milk Marketing Order program. This program is currently scheduled to be phased out by October 1999. The U.S. Department of Agriculture has also recently proposed changes to this program, including changes in pricing classifications for certain dairy products. We do not know whether the Department of Agriculture will adopt its proposed changes in their current or another form, and we do not know what effect any final changes or the termination of this federal program will have on the market for dairy products. In addition, various states have adopted or are considering adopting compacts among milk producers, which would establish minimum prices paid by milk processors, including us, to raw milk producers. We do not know whether new compacts will be adopted or the extent to which these compacts would affect the prices we pay for raw milk.

EMPLOYEES

     As of December 31, 1998 we employed approximately 16,716 people in the following categories:

                                                              NO. OF EMPLOYEES   % OF TOTAL
                                                              ----------------   ----------
Dairy.......................................................       11,099           66.4%
Packaging...................................................        5,562           33.3
Corporate...................................................           55            0.3

RISK FACTORS

     This report contains certain statements about our future that are not statements of historical fact. In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

  We May Have Difficulties Executing Our Acquisition Strategy

     We intend to expand our dairy and packaging businesses primarily through acquisitions. Our ability to expand through acquisitions is subject to various risks, including

     - limitations on our financing sources

     - rising acquisition prices

     - increased antitrust constraints on our proposed acquisitions and acquisition strategy

     - fewer suitable acquisition candidates and increased competition for such candidates

     If we are not able to expand our business through acquisitions at the rate we have planned, our stock price may be adversely affected.

  We May Have Difficulties Managing Our Growth

     We have expanded our operations rapidly in recent years and intend to continue this expansion. This rapid growth places a significant demand on our management and our financial and operational resources. Our growth strategy is subject to various risks, including

     - inability on our part to successfully integrate or operate acquired businesses

     - inability to retain key customers of acquired businesses

     - inability to realize or delays in realizing expected benefits from our increased size

The integration of businesses we have acquired or may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the size and growth of our business, our operations and financial results will be affected, both materially and adversely.

  We Operate in Highly Competitive Markets

     Our dairy and packaging businesses are subject to significant competition. See "Competition" on page 6.

     We could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets. We expect to encounter additional competition as we enter new markets.

  We Have Substantial Debt and Other Financial Obligations And We May Incur Additional Debt

     As of December 31, 1998, we had substantial debt and other financial obligations, including

     - $933.0 million of indebtedness (including $719.5 million under our senior credit facility, $46.2 million under our subsidiary lines of credit and $167.3 million of subsidiary debt obligations)

     - $682.9 million of 5.0% preferred securities and 5.5% preferred securities

Those amounts compare to our stockholders' equity of $655.8 million as of December 31, 1998.

     Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes. As of December 31, 1998, we would have been able to borrow an additional $246.2 million under our senior credit facility. We have pledged the stock of certain subsidiaries to secure this facility and the assets of other subsidiaries to secure other indebtedness. Our senior credit facility and related debt service obligations

     - limit our ability to obtain additional financing in the future without obtaining prior consent

     - require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes

     - limit our flexibility in planning for, or reacting to, changes in our business and market conditions

     - impose on us additional financial and operational restrictions

     Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. If we do not comply with the financial and other restrictive covenants under our senior credit facility, we may default under this facility. Upon default, our lenders could accelerate the indebtedness under this facility, foreclose against their collateral or seek other remedies.

  Our Raw Material Costs Could Increase

     The most important raw materials that we use in our operations are raw milk, cream (including butterfat) and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. In many cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our performance.

  We Could Be Adversely Affected By Changes in Regulations

     Our operations are subject to federal, foreign, state and local governmental regulation. See "Government Regulation" on page 7. While we believe that we are in compliance with all material governmental regulations, we cannot be certain what effect any future material noncompliance, or any material changes in these laws and regulations, could have on our business.

  We May Be Subject to Product Liability Claims

     We sell food products for human consumption, which involves risks such as

     - product contamination or spoilage

     - product tampering

     - other adulteration of food products

Consumption of an adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverages.

     An actual or alleged problem with the quality or safety of products at any of our facilities could result in

     - product withdrawals

     - product recalls

     - negative publicity

     - temporary plant closings

     - substantial costs of compliance

Any of these events could have a material and adverse effect on our financial condition.

  Loss of Key Personnel Could Adversely Affect Our Business

     Our success depends to a large extent on the skills, experience and performance of our executive management. The loss of one or more of these persons could hurt our business. We do not maintain key man life insurance on any of our executive officers or directors.

  A Spin-Off or Sale of Our Packaging Business Could Affect Our Stock Price

     We are considering strategic alternatives with respect to our packaging business. We cannot predict how any partial or complete spin-off or sale of this business, or how a decision to retain and expand this business, would affect the market price of our common stock.

  We May Be Affected By Year 2000 Problems

     We are in the process of addressing our Year 2000 computer issues. If we do not complete the necessary systems modifications on a timely basis or if important service providers, suppliers or customers are unable to resolve their Year 2000 issues in a timely manner, we could be adversely affected.

 Certain Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law Could Deter Takeover Attempts

     Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any such transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws

     - authorize our board of directors to issue preferred stock in series with the terms of each series to be fixed by our board of directors

     - divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year

     - permit directors to be removed only for cause

     - specify advance notice requirements for stockholder proposals and director nominations

     In addition, with certain exceptions, the Delaware General Corporation Law restricts mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

     We also have a stockholder rights plan. Under this plan, after the occurrence of specified events, our stockholders will be able to buy stock from us or our successor at reduced prices. These rights do not extend, however, to persons participating in takeover attempts without the consent of our board of directors. Accordingly, this plan could delay, defer, make more difficult or prevent a change of control.

  We Are Subject to Environmental Regulations

     We, like others in similar businesses, are subject to a variety of federal, foreign, state and local environmental laws and regulations including, but not limited to, those regulating waste water and stormwater, air emissions, storage tanks and hazardous materials. We believe that we are in material compliance with these laws and regulations. Future developments, including increasingly stringent regulations, could require us to make currently unforeseen environmental expenditures.

WHERE YOU CAN GET MORE INFORMATION

     If you want more information about us, write or call us at:

                       Suiza Foods Corporation
                       2515 McKinney Avenue, Suite 1200
                       Dallas, Texas 75201
                       (214) 303-3400
                       Attention: Investor Relations

     Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial statements and other appropriate reports. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements or other information we file at the Securities and Exchange Commission's public reference rooms in Washington D.C. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our Securities and Exchange Commission filings are also available to the public on the Internet at http://www.sec.gov.

ITEM 2. PROPERTIES

     We currently conduct our dairy manufacturing and distribution operations from the following locations:

              NUMBER                                 NUMBER OF              LOCATION OF
REGION        OF PLANTS   LOCATIONS OF PLANTS        DISTRIBUTION CENTERS   DISTRIBUTION CENTERS
------        ---------   -------------------        --------------------   --------------------
Midwest           8       - Indiana                            6            - Michigan
                          - Michigan (4)
                          - Ohio (2)
                          - Tennessee
Northeast        12       - Connecticut                       11            - Maine
                          - Maine                                           - Massachusetts
                          - Massachusetts (2)                               - New Hampshire
                          - New Jersey (2)                                  - Delaware
                          - New York (2)                                    - Maryland
                          - Pennsylvania (2)                                - New Jersey
                          - Rhode Island                                    - Pennsylvania
                          - Vermont
Southeast        17       - Florida (3)                       52            - Florida
                          - Georgia                                         - Georgia
                          - Illinois                                        - Indiana
                          - Kentucky (2)                                    - Kentucky
                          - North Carolina (4)                              - North Carolina
                          - South Carolina (2)                              - South Carolina
                          - Tennessee (2)                                   - Tennessee
                          - Virginia (2)                                    - Virginia
West              2       - California                         0
                          - Nevada
Caribbean         4       - Puerto Rico                        7            - Puerto Rico
Morningstar      10       - Arizona                            0
                          - California (4)
                          - Maryland
                          - Tennessee
                          - Texas
                          - Wisconsin (2)

     We conduct our packaging manufacturing operations from the following locations:

- Arkansas             - Kentucky       - New York        - West Virginia
- California           - Louisiana      - North Carolina  - Czech Republic
- Connecticut          - Maine          - Ohio            - France
- Florida              - Maryland       - Pennsylvania    - Germany
- Georgia              - Massachusetts  - Puerto Rico     - Romania
- Illinois             - New Hampshire  - Texas
- Kansas               - New Jersey     - Virginia

     We believe that each of our properties is suitable for its current use.

     Our executive offices are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are party to legal proceedings that arise in the ordinary course of business. We do not believe that the resolution of any currently pending legal proceedings will have a material adverse affect on our financial position, results of operations or liquidity.

     On March 18, 1999, the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in the United States District Court for the Eastern District of Kentucky, London Division (the "Court"), seeking to enjoin our pending acquisition of Broughton Foods Company. On that day, the Court entered a TRO enjoining us and Broughton from closing the proposed acquisition. The TRO will remain in effect until the Court addresses the DOJ's Motion for Preliminary Injunction. The DOJ alleges that competition in the production and sale of school milk in South Central Kentucky school districts would be substantially lessened as a result of our proposed acquisition. We believe the DOJ's allegations are unwarranted and we are currently reviewing our options for responding to the DOJ's actions.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED MATTERS

     Our common stock began trading in the Nasdaq National Market on April 17, 1996. Our common stock began trading on the New York Stock Exchange on March 5, 1997. The following table sets forth, for the periods from April 17, 1996 to March 22, 1999, the high and low sales prices of our common stock as quoted on the Nasdaq National Market or the New York Stock Exchange, as applicable. At March 22, 1999, there were approximately 400 record holders of our common stock.

                                                               HIGH     LOW
                                                              ------   ------
1996:
  Second Quarter (from April 17, 1996)......................  $18.75   $14.00
  Third Quarter.............................................  $17.75   $15.75
  Fourth Quarter............................................  $20.75   $16.75
1997:
  First Quarter.............................................  $29.25   $19.25
  Second Quarter............................................  $42.00   $24.75
  Third Quarter.............................................  $57.50   $39.12
  Fourth Quarter............................................  $62.50   $43.50
1998:
  First Quarter.............................................  $67.00   $55.00
  Second Quarter............................................  $63.00   $53.31
  Third Quarter.............................................  $61.25   $26.50
  Fourth Quarter............................................  $51.63   $25.69
1999:
  First Quarter (through March 22, 1999)....................  $50.25   $35.00

     We have never declared or paid a cash dividend on our common stock. We intend to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended December 31, 1998 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our consolidated financial statements and related notes (beginning on page F-3).

                                                                          YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------
                                                       1998          1997          1996          1995          1994
                                                    -----------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
OPERATING DATA:
  Net sales.......................................  $ 3,320,940   $ 1,795,868   $ 1,207,565   $ 1,014,926   $   891,165
  Cost of sales...................................    2,557,908     1,381,084       970,796       813,091       710,175
                                                    -----------   -----------   -----------   -----------   -----------
  Gross profit....................................      763,032       414,784       236,769       201,835       180,990
  Operating costs and expenses:
    Selling and distribution......................      376,928       209,271       123,161       107,885        99,877
    General and administrative....................      112,169        58,708        44,352        39,649        34,903
    Amortization of intangibles...................       31,479        14,916         7,675         5,609         5,378
    Merger and other costs........................                     37,003           571         9,300           832
                                                    -----------   -----------   -----------   -----------   -----------
  Total operating costs and expenses..............      520,576       319,898       175,759       162,443       140,990
                                                    -----------   -----------   -----------   -----------   -----------
  Operating income................................      242,456        94,886        61,010        39,392        40,000
  Other (income) expense:
    Interest expense, net.........................       52,082        36,664        15,707        18,942        16,855
    Financing charges on preferred securities.....       30,213
    Other income, net.............................       (4,290)      (24,483)       (4,499)       (2,241)       (1,422)
                                                    -----------   -----------   -----------   -----------   -----------
  Total other expense.............................       78,005        12,181        11,208        16,701        15,433
                                                    -----------   -----------   -----------   -----------   -----------
  Income from continuing operations before income
    taxes.........................................      164,451        82,705        49,802        22,691        24,567
  Income taxes....................................       59,823        43,375         2,939        10,003         7,452
  Minority interest...............................        1,559
                                                    -----------   -----------   -----------   -----------   -----------
  Income from continuing operations...............      103,069        39,330        46,863        12,688        17,115
  Income (loss) from discontinued operations......       (3,161)          717         2,315         1,329         1,745
                                                    -----------   -----------   -----------   -----------   -----------
  Income before cumulative effect of change in
    accounting and extraordinary gain (loss)......       99,908        40,047        49,178        14,017        18,860
  Cumulative effect of change in accounting
    principle.....................................                                                               (2,272)
  Extraordinary gain (loss).......................       31,698       (11,283)       (2,215)       (8,462)         (197)
                                                    -----------   -----------   -----------   -----------   -----------
  Net income......................................  $   131,606   $    28,764   $    46,963   $     5,555   $    16,391
                                                    ===========   ===========   ===========   ===========   ===========
  Net income applicable to common stock...........  $   131,369   $    28,464   $    46,661   $     5,251   $    16,391
                                                    ===========   ===========   ===========   ===========   ===========
Basic earnings per common share:
  Income from continuing operations...............  $      3.12   $      1.32   $      1.99   $      0.60   $      0.78
  Income (loss) from discontinued operations......        (0.10)         0.02          0.10          0.06          0.08
  Cumulative effect of change in accounting
    principle.....................................                                                                (0.10)
  Extraordinary gain (loss).......................         0.96         (0.38)        (0.10)        (0.41)        (0.01)
                                                    -----------   -----------   -----------   -----------   -----------
  Net income......................................  $      3.98   $      0.96   $      1.99   $      0.25   $      0.75
                                                    ===========   ===========   ===========   ===========   ===========
Diluted earnings per common share:
  Income from continuing operations...............  $      2.90   $      1.25   $      1.90   $      0.59   $      0.75
  Income (loss) from discontinued operations......        (0.08)         0.02          0.10          0.06          0.08
  Cumulative effect of change in accounting
    principle.....................................                                                                (0.10)
  Extraordinary gain (loss).......................         0.76         (0.36)        (0.09)        (0.40)        (0.01)
                                                    -----------   -----------   -----------   -----------   -----------
  Net income......................................  $      3.58   $      0.91   $      1.91   $      0.25   $      0.72
                                                    ===========   ===========   ===========   ===========   ===========
Average common shares:
  Basic...........................................   32,953,290    29,508,791    23,424,322    20,708,467    21,844,157
                                                    ===========   ===========   ===========   ===========   ===========
  Diluted.........................................   41,965,564    31,348,591    24,491,899    20,935,161    22,761,925
                                                    ===========   ===========   ===========   ===========   ===========
OTHER DATA:
  Ratio of earnings to combined fixed charges and
    preferred stock dividends(1)..................         3.36x         2.89x         3.38x         1.94x         2.22x
BALANCE SHEET DATA (AT END OF PERIOD):
  Total assets....................................  $ 3,013,783   $ 1,403,462   $   833,624   $   484,852   $   443,307
  Mandatorily redeemable convertible trust issued
    preferred securities..........................      682,938
  Long-term debt(2)...............................      932,969       828,659       455,880       265,749       209,355
  Total stockholders' equity......................      655,771       359,310       213,854       111,909       127,954

---------------

(1) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent income before income taxes plus fixed charges. "Fixed charges" consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense. Preferred stock dividends consists of dividends, adjusted to a pre-tax basis, on our Series A Preferred Stock, which we redeemed in 1998.

(2) Includes amounts outstanding under subsidiary lines of credit and the current portion of long-term debt.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     We are a leading manufacturer and distributor of dairy products and a leading manufacturer of rigid plastic packaging in the United States. The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                             1998                   1997                   1996
                                                     --------------------   --------------------   --------------------
                                                      DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT
                                                     ----------   -------   ----------   -------   ----------   -------
                                                                           (DOLLARS IN THOUSANDS)
NET SALES
  Dairy............................................  $2,816,195             $1,743,240             $1,207,565
  Packaging........................................     504,745                 52,628
                                                     ----------             ----------             ----------
  Net sales........................................   3,320,940    100.0%    1,795,868    100.0%    1,207,565    100.0%
  Cost of sales....................................   2,557,908     77.0     1,381,084     76.9       970,796     80.4
                                                     ----------    -----    ----------    -----    ----------    -----
  Gross profit.....................................     763,032     23.0       414,784     23.1       236,769     19.6
OPERATING COSTS AND EXPENSES
  Selling and distribution.........................     376,928     11.4       209,271     11.7       123,161     10.2
  General and administrative.......................     112,169      3.4        58,708      3.3        44,352      3.7
  Amortization of intangibles......................      31,479      0.9        14,916      0.8         7,675      0.6
  Merger and other costs...........................                             37,003      2.0           571      0.0
                                                     ----------    -----    ----------    -----    ----------    -----
  Total operating expenses.........................     520,576     15.7       319,898     17.8       175,759     14.5
                                                     ----------    -----    ----------    -----    ----------    -----
OPERATING INCOME
  Dairy............................................     204,319      6.1       133,996      7.4        64,770      5.4
  Packaging........................................      56,186      1.7         4,862      0.3
  Corporate office.................................     (18,049)    (0.5)      (43,972)    (2.4)       (3,760)    (0.3)
                                                     ----------    -----    ----------    -----    ----------    -----
  Operating income.................................  $  242,456      7.3%   $   94,886      5.3%   $   61,010      5.1%
                                                     ==========    =====    ==========    =====    ==========    =====

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Our net sales increased by $1.525 billion, or 85%, in 1998 compared to 1997, primarily as a result of acquisitions.

     We began operating in the packaging segment in July 1997 with the acquisition of Franklin Plastics and extended our market presence with our acquisition of Continental Can in May 1998. Our packaging business has grown rapidly through these acquisitions, as well as through several smaller acquisitions and through newly opened facilities at Franklin Plastics.

     Cost of Sales. Our cost of sales ratio was 77.0% in 1998 compared to 76.9% in 1997. In our dairy segment, the cost of sales ratio rose to 77.1% in 1998 compared to 76.9% in 1997. This slight increase is due to higher milk and butterfat costs which were mostly offset by realized operating synergies in our dairy segment.

In our packaging segment, our cost of sales ratio improved to 76.7% in 1998 from 77.6% in 1997 primarily due to lower raw materials costs.

     Operating Costs and Expenses. Our operating expense ratio was 15.7% in 1998 compared to 17.8% in 1997. In 1997 we recorded merger costs related to our acquisitions of Country Fresh and Morningstar. Without these merger costs, the operating expense ratio in 1997 was also 15.7%. The operating expense ratio in our dairy segment in 1998 was 15.7% compared to 15.4% in 1997 mostly due to higher operating expenses in acquired businesses. The operating expense ratio for our dairies owned for more than one year improved in 1998 as a result of realized synergies in those businesses. Our packaging segment improved its operating expense ratio to 12.2% in 1998 from 13.2% in 1997 due primarily to our acquisition of Continental Can, which has relatively low distribution costs.

     Operating Income. Our operating income in 1998 was $242.5 million, an increase of 155.5% from 1997 operating income of $94.9 million. Our operating income margin increased to 7.3% in 1998 from 5.3% in 1997. After adjusting our 1997 results for merger costs, our operating income margin fell slightly from 7.4% in 1997 to 7.3% in 1998. This decline is primarily due to lower margins at companies acquired in 1998 and record high raw material prices.

     Other (Income) Expense. Our interest expense increased to $52.1 million in 1998 from $36.7 million in 1997 primarily due to increased levels of debt used to finance acquisitions. Financing charges on our preferred securities amounted to $30.2 million in 1998, reflecting

     - the issuance on February 20, 1998 of $100 million of 5.0% preferred securities related to the acquisition of Land-O-Sun

     - the issuance on March 24, 1998 of $600 million of 5.5% preferred securities

     Other income decreased to $4.3 million in 1998 from $24.5 million in 1997. In 1997 we sold tax credits which resulted in a gain of $21.8 million.

     Discontinued Operations and Extraordinary Items. In 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million, compared to income from discontinued operations of $.7 million in 1997, net of income tax expense of $.4 million. Extraordinary items in 1998 were

     - In April 1998 we sold our packaged ice business, resulting in a $35.5 million extraordinary gain, net of income tax expense of $22.0 million

     - In May 1998, in connection with the early extinguishment of the term portion of our credit facility, we recorded a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses

During 1997 extraordinary items were

     - In the first quarter of 1997 we incurred costs of $3.3 million, net of an income tax benefit of $2.0 million, related to the early extinguishment of subordinated debt

     - In the fourth quarter of 1997 we recorded a loss of $8.0 million, net of an income tax benefit of $5.0 million, related to the refinancing connected to the Country Fresh and Morningstar mergers

     Net Income. We reported net income of $131.6 million in 1998 compared to $28.8 million in 1997. Pretax income for 1998 was $164.5 million compared to $82.7 million in 1997, which included merger costs of $37.0 million. Income tax expense was higher than statutory rates in 1997 because most merger costs were not tax deductible and they generated a tax benefit of only $2.3 million. Income from continuing operations was $103.1 million in 1998 compared to $39.3 million in 1997, or $64.6 million after adjusting for the gain on tax credits and the merger costs.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Our net sales increased 48.7% to $1.8 billion in 1997 from $1.2 billion in 1996. Net sales in our dairy segment increased by 44.4%, or $535.7 million, to $1.7 billion in 1997 from $1.2 billion in

1996, primarily due to our acquisitions. The increased sales reported from these acquired companies in 1997 over 1996 was $513.8 million. Net sales in our packaging segment were $52.6 million in 1997. We had no packaging business during 1996.

     Cost of Sales. Our cost of sales ratio was 76.9% in 1997 compared to 80.4% for 1996. Our cost of sales ratio in our dairy segment decreased from 80.4% in 1996 to 76.9% in 1997 primarily due to lower average milk costs in our domestic milk operations, which reduced sales and costs of sales by similar amounts as cost decreases were passed through to customers.

     Our cost of sales ratio in our packaging segment was 77.6% in 1997 with no comparison to 1996 due to the recent acquisition of these operations.

     Operating Costs and Expenses. Our operating expense ratio was 17.8% in 1997 compared to 14.5% in 1996. Operating expenses increased in both our dairy and packaging groups as a result of acquisitions. Operating expenses also increased significantly in 1997 due to $37.0 million in merger and other costs recorded in the fourth quarter of 1997 primarily related to the Country Fresh and Morningstar mergers. Our operating expense ratio prior to the recognition of these mergers and other costs was 15.7% in 1997 compared to 14.5% in 1996. This operating expense ratio increase was primarily the result of lower average milk costs in 1997. Our operating expense ratio in our packaging group was 13.2% during the portion of 1997 it was owned.

     Operating Income. Our operating income in 1997 was $94.9 million, an increase of 55.5% from operating income of $61.0 million during 1996. Our operating income margin increased slightly from 5.1% in 1996 to 5.3% in 1997. When adjusted for merger and other costs, our operating income margin increased from 5.1% in 1996 to 7.4% in 1997 primarily due to

     - lower average milk costs in our domestic dairy operations

     - higher inherent margins at Morningstar in addition to improved Morningstar operating margins as a result of cost improvements resulting from Morningstar's acquisition of Presto Foods

     Other (Income) Expense. Interest expense increased from $15.7 million in 1996 to $36.7 million in 1997 resulting from higher average outstanding debt levels due to our acquisitions in 1996 and 1997. We reported $24.5 million in other income during 1997 compared to $4.5 million during 1996. The increase in other income was primarily the result of gains of $21.8 million in 1997 as compared to $3.4 million in 1996 from the sale of tax credits.

     Discontinued Operations and Extraordinary Items. Income from discontinued operations was $0.7 million in 1997, net of income tax expense of $0.4 million, compared to $2.3 million, net of income tax expense of $1.5 million, in 1996. In addition, during 1997 we incurred $11.3 million in extraordinary costs, net of $7.0 million in income tax benefits, as a result of the early extinguishment of debt. Of this amount, $3.3 million, net of income tax benefits of $2.0 million, was related to the first quarter early extinguishment of subordinated debt and $8.0 million, net of income tax benefits of $5.0 million, was related to the refinancing accomplished during the fourth quarter in connection with our acquisition of Country Fresh and Morningstar. Both of these extraordinary items included the write-off of deferred financing costs. During 1996 we incurred $2.2 million in extraordinary costs, net of income tax benefits of $0.9 million, resulting from the early extinguishment of debt from the net cash proceeds of our initial public offering in April 1996. These costs included $1.3 million for the write-off of deferred financing costs and $1.8 million in prepayment penalties.

     Net Income. We reported net income of $28.8 million in 1997 compared to $47.0 million for 1996. Pretax income for 1997 was $82.7 million, which includes merger and other costs of $37.0 million, compared to $49.8 million for 1996. Income tax expense increased from $2.9 million in 1996 to $43.4 million in 1997. Income tax expense was lower than statutory rates at 5.9% of pretax income in 1996 primarily as a result of the recognition of $11.75 million of deferred tax assets from Puerto Rico tax credits, as compared to income tax expense as a percent of pretax income of 52.4% in 1997, which was higher than statutory rates primarily as a result of the tax effect of non-deductible merger costs in 1997. Net income declined primarily due to merger and other costs which were in large part not deductible for tax purposes, only generating an income tax benefit of approximately $2.0 million. The increased level of extraordinary items also contributed to the reduced reported income.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     Historically, we have met our working capital needs with cash flow from operations along with borrowings under our senior credit facility. Net cash provided by continuing operations was $196.3 million for 1998 as contrasted to $129.0 million for 1997. Investing activities in 1998 included approximately $176.9 million in capital expenditures of which $100.9 million was spent in our dairy segment, $72.3 million was spent in our packaging segment and $3.7 million was spent developing our corporate infrastructure. Investing activities during 1998 also included $599.2 million of cash paid for acquisitions and net proceeds of $172.7 million from the sale of our packaged ice business.

     On February 20, 1998, we completed the acquisition of Land-O-Sun for a purchase price of approximately $248 million, including approximately $128 million in cash. The non-cash portion of the purchase price was funded through the issuance of $100 million of 5.0% preferred securities and the issuance of $20 million of preferred interests of Land-O-Sun. In addition, we refinanced Land-O-Sun's existing outstanding long-term indebtedness, which totaled approximately $52 million as of the closing date. We financed the cash portion of the purchase price and refinanced the existing long-term indebtedness with borrowings of $180 million under our senior credit facility. Land-O-Sun reported net sales of approximately $464 million during 1997.

     On March 24, 1998, we completed the sale of $600 million of 5.5% preferred securities, resulting in net proceeds after expenses of approximately $582.5 million. The net proceeds were used to repay amounts outstanding under the revolving loan facility of our senior credit facility.

     On May 29, 1998, we completed the acquisition of Continental Can for a purchase price of approximately $354 million, including the assumption of Continental Can's long-term indebtedness of approximately $196 million. The balance of the purchase price was funded through the issuance of 2,050,635 shares of our common stock and our stock options to replace outstanding stock options of Continental Can, along with net cash of approximately $18 million. Continental Can reported net sales of approximately $546 million during 1997.

     On June 30, 1998, we acquired West Lynn Creamery, which processes and distributes milk, juice, water, ice cream and ultra pasteurized products in the northeast. West Lynn reported net sales of approximately $214 million in 1997.

     On August 14, 1998, we completed the purchase of the assets of the fluid dairy division of Cumberland Farms. Cumberland Farms' fluid dairy division, which processes and distributes milk, juice, water and related dairy products and operates in the northeast, reported net sales of approximately $200 million in 1997. We financed the purchase price with borrowings under our senior credit facility.

     On September 15, 1998, our board of directors authorized an open market share repurchase program of up to $100 million of common stock. During the third and fourth quarters of 1998, we repurchased 1,510,400 shares of our common stock for a total purchase price of approximately $46.0 million pursuant to this board authorization. On September 29, 1998, we also redeemed all outstanding shares of Series A preferred stock for the stated value of $320 per share, plus accumulated unpaid dividends, for a total cost of approximately $3.8 million.

     Also during 1998, we acquired Louis Trauth Dairy, Oberlin Farms Dairy, seven additional small dairy businesses and seven small plastic packaging businesses. We financed these acquisitions with borrowings under our senior credit facility.

  Current Debt Obligations

     On May 29, 1998, we amended our senior credit facility, terminated and repaid the term loan facility and expanded the revolving loan facility to $1 billion. At December 31, 1998, we had outstanding borrowings of $719.5 million under our senior credit facility. In addition, $34.3 million of letters of credit secured by our senior credit facility were issued but undrawn. As of December 31, 1998, approximately $246.2 million was available for future borrowings under our senior credit facility. As of March 22, 1999, the outstanding balance of our senior credit facility was approximately $763.0 million. In addition, $37.3 million of letters of credit secured by our senior credit facility were issued but undrawn as of that date. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

  Future Capital Requirements

     We intend to invest a total of approximately $150 million to $160 million in our manufacturing facilities and distribution capabilities during 1999. Of this amount, we intend to spend approximately $100 million to $110 million in our dairy business to expand and maintain our manufacturing facilities and for fleet replacement. We intend to spend approximately $40 million to $50 million in our packaging business to maintain and improve facilities and equipment. These amounts are comparable to 1998 expenditures.

     We have spent approximately $48.0 million for acquisitions in 1999 to date. We have a current commitment, subject to certain conditions, to spend approximately $90.3 million on the currently pending acquisition of Broughton Foods Company.

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. We expect to fund currently proposed acquisitions out of cash flow from operations and borrowings under our senior credit facility. In the future, we intend to pursue additional acquisitions in our existing regional markets as well as in new markets, and to seek strategic acquisition opportunities that are compatible with our core businesses. We believe that we have the ability to secure additional financing to pursue our acquisition and consolidation strategy. There can be no assurance, however, that we will have sufficient available capital resources to realize our acquisition and consolidation strategy.

  Preferred Securities

     On February 20, 1998, we issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a subsidiary trust as part of the consideration paid to acquire Land-O-Sun, and on March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a subsidiary trust in a private placement transaction, the proceeds of which were primarily used to repay amounts outstanding under our senior credit facility. The 5% preferred securities mature 20 years from the date of issue and the 5.5% preferred securities mature 30 years from the date of issue.

     The preferred securities have quarterly distributions payable at their respective stated rates per annum, and have a liquidation preference of $50 per security. Distributions may be deferred for up to 20 consecutive quarters. The preferred securities are convertible, at the option of the holder thereof, into an aggregate of approximately 9.1 million shares of our common stock.

     The preferred securities are redeemable, at our option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon the occurrence of certain specified events.

     We entered into a guaranty agreement in favor of the holders of the preferred securities whereby we have fully guaranteed all of the respective subsidiary trust obligations under the preferred securities, to the extent the subsidiary trust has funds on hand available therefor. We also agreed to register the resale of the common stock issuable upon conversion of the preferred securities under certain circumstances.

KNOWN TRENDS AND UNCERTAINTIES

  Tax Rate

     Our 1998 tax rate was approximately 36.4%. We believe that our effective tax rate will range from 37% to 40% for the next several years. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations. Any additional acquisitions could change this effective tax rate.

  Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use a date in its prescribed function may fail or produce erroneous results before, on and after the year 2000.

     We are currently engaged in a comprehensive project to identify and address any Year 2000 issues that may adversely impact our business. The areas being assessed are: enterprise systems and related applications; plant floor systems and equipment; personal computers and related applications; networks and communications; supplier and customer chains; internal and external Electronic Data Interchange and associated interfaces; and miscellaneous equipment (time clocks, postage machines, facsimiles, etc.). These areas relate not only to "information technology" but also to all segments of our business, finance, sales and marketing, operations.

     A corporate project team consisting of corporate and regional employees representing key segments of our business is guiding our Year 2000 compliance effort. This team has developed a structured approach that includes detailed specific tasks needed to satisfy Year 2000 compliance. The plan is broken into five phases including awareness, assessment/inventory, remediation, certification and testing. These phases are designed to enable us to comprehensively and effectively track all activities. External consultants are being utilized to assist in compliance efforts.

     We have completed the assessment of our information systems and are aggressively proceeding with remediation, testing and implementation processes using both internal and external resources. For information and non-information applications that are provided by a third party software vendor, available upgrades have been identified and are being certified and implemented.

     As a result of the diverse information systems that are being used by acquired companies and also due to technological enhancements, we have had an ongoing information systems development plan to move these acquired companies' systems to our standard platform systems with scheduled replacement of systems throughout the organization. Year 2000 compliance is a significant portion of our overall development plan. We have delayed certain nonessential information projects in order to reassign resources to the Year 2000 strategic plan.

     We have finalized the inventory and assessment phase for our plant equipment and are in the process of researching the detailed inventories for compliance issues. We believe that the Year 2000 issue will have no significant impact on our plant operations.

     A critical step in our strategic plan is the coordination of Year 2000 readiness with third parties. We have a program in effect to determine the extent to which we and any interface systems are vulnerable if they fail to resolve Year 2000 issues. Our program is designed to ensure that the external business contributors (suppliers, vendors and customers) are pursuing acceptable compliance efforts so that they will have minimal impact on our business. Contingency plans are being developed in any areas that pose a possible threat.

     We believe that all Year 2000 remediation efforts for our businesses will be completed on time and within budget estimates. Should any critical service providers, suppliers (including utility suppliers) or customers be unable to achieve timely compliance, there may be an adverse impact on our operation. We believe the most reasonably likely worst case scenario to be temporary interruptions in production as a result of failure of utility suppliers to provide adequate power, which could result in potential lost sales and profits. Our current assessment of risks, based on the most reasonable worst case scenario, is that there will be no significant adverse impact on our operations or financial performance. We believe that if any disruption to operations does occur, it will be isolated and/or short-term in duration.

     We have incurred and expensed approximately $2 million through December 31, 1998 for remediation costs associated with our Year 2000 compliance activities and we expect to incur and expense an additional $4 million in the future to remediate our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, we have also capitalized approximately $6 million of capital expenditures through December 31, 1998 for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses pursuant to our Year 2000 compliance activities and our on-going information systems development plan and we have budgeted an additional $9 million of capital expenditures in 1999 for the purchase of additional replacement systems. Budgeted amounts are based on our conservative estimates and actual results could differ as the plan is further implemented.

  Euro Currency Conversion

     Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's conversion to a new common currency, the "euro". This conversion is expected to be implemented over a three year period. On January 1, 1999, the euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies was fixed. In 2002, the euro will replace the individual nation's currencies. Since our packaging group has manufacturing facilities, and otherwise conducts business, in Europe, the conversion to the euro will have an effect on us. We are currently considering the specific nature of the impact of the conversion on our operations, but we currently believe that there will be no material adverse impact of the conversion on our operations or financial performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

     At December 31, 1998, we had interest rate derivative agreements in place, including interest rate caps, swaps and collars which have been designated as hedges against our variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate agreements:

                   TYPE                      INTEREST RATE LIMITS   NOTIONAL AMOUNTS    EXPIRATION DATE
                   ----                      --------------------   -----------------   ---------------
Caps.......................................        8.0%              $ 60.0 million         March 2000
Swaps......................................     6.03% to 6.14%        110.0 million      December 2000
                                                                       50.0 million         March 2001
                                                                      225.0 million      December 2002
                                                                       50.0 million      December 2003
Collars....................................    6.08% and 7.50%        100.0 million      December 2002
                                                                                          To June 2003

     The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facility (5.6% at December 31, 1998, excluding the LIBOR margin) at the interest rates specified above until the indicated expiration dates of these interest rate derivative agreements.

FOREIGN CURRENCY

     We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the French franc and the German mark. Potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements are included as an exhibit as described in Item 14.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated herein by reference to our proxy statement for our May 19, 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our proxy statement for our May 19, 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our proxy statement for our May 19, 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our proxy statement for our May 19, 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements are incorporated by reference to our Annual Report to Stockholders for our fiscal year ended December 31, 1998 attached hereto:

                                                              PAGE
                                                              ----
Independent Auditors' Report of Deloitte & Touche LLP.......   F-1
Independent Auditors' Report of Arthur Andersen LLP.........   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................   F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................   F-6
Notes to Consolidated Financial Statements..................   F-7

EXHIBITS

     See Index to Exhibits.

FINANCIAL STATEMENT SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

REPORTS ON FORM 8-K

     We have filed the following current Reports on Form 8-K since September 30, 1998

     - Form 8-K filed on December 18, 1998 to report our acquisition of Tuscan Farms/Lehigh Valley Dairies

     - Form 8-K filed on February 12, 1999 to report our fourth quarter and year-end 1998 sales and earnings

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated statements of income, stockholders' equity and cash flows of The Morningstar Group Inc. for the year ended December 31, 1996 which reflects total revenues of $394.3 million. Those consolidated statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The Morningstar Group Inc. for such period, is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suiza Foods Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 11, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Morningstar Group Inc.
Dallas, Texas

     We have audited the consolidated statements of income, stockholders' equity and cash flows of The Morningstar Group Inc. (a Delaware corporation) and subsidiaries ("Morningstar") for the year ended December 31, 1996 prior to the restatement (and, therefore, are not presented herein) for the merger of Suiza Foods Corporation ("Suiza") with Morningstar on November 26, 1997, which has been accounted for as a pooling of interests as described in Note 1 to the Suiza consolidated financial statements. These consolidated financial statements are the responsibility of Morningstar's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Morningstar Group Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Dallas, Texas
November 26, 1997

                            SUIZA FOODS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   54,922   $   24,388
  Temporary investments.....................................       9,216
  Receivables, net of allowance for doubtful accounts of
     $19,303 and $3,589.....................................     452,185      164,284
  Inventories...............................................     223,338       76,087
  Prepaid expenses and other current assets.................      25,924        7,978
  Refundable income taxes...................................      24,455       19,836
  Deferred income taxes.....................................      23,859        2,718
  Net assets of discontinued operations.....................                  100,785
                                                              ----------   ----------
          Total current assets..............................     813,899      396,076
Property, plant and equipment...............................     846,956      363,649
Deferred income taxes.......................................       2,528        4,484
Intangible and other assets.................................   1,350,400      639,253
                                                              ----------   ----------
          Total.............................................  $3,013,783   $1,403,462
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  500,303   $  178,021
  Income taxes payable......................................      18,876        4,006
  Current portion of long-term debt.........................      39,892       50,846
                                                              ----------   ----------
          Total current liabilities.........................     559,071      232,873
Long-term debt..............................................     893,077      777,813
Other long-term liabilities.................................      64,449       13,230
Deferred income taxes.......................................      28,702       20,236
Mandatorily redeemable convertible trust issued preferred
  securities (redemption value of $700,000 plus accrued
  dividends)................................................     682,938
Minority interest in subsidiaries...........................     129,775
Commitments and contingencies (Note 17)
Stockholders' equity:
  Preferred stock, 11,691 shares of Series A preferred stock issued and outstanding in 1997, with a stated value of
     $320 per share.........................................                    3,741
  Common stock, 33,598,074 and 30,614,037 shares issued and
     outstanding, with a par value of $0.01 per share.......         336          306
  Additional paid-in capital................................     446,230      281,773
  Retained earnings.........................................     204,859       73,490
  Accumulated other comprehensive income....................       4,346
                                                              ----------   ----------
          Total stockholders' equity........................     655,771      359,310
                                                              ----------   ----------
          Total.............................................  $3,013,783   $1,403,462
                                                              ==========   ==========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
Net sales.............................................  $ 3,320,940   $ 1,795,868   $ 1,207,565
Cost of sales.........................................    2,557,908     1,381,084       970,796
                                                        -----------   -----------   -----------
Gross profit..........................................      763,032       414,784       236,769
Operating costs and expenses:
  Selling and distribution............................      376,928       209,271       123,161
  General and administrative..........................      112,169        58,708        44,352
  Amortization of intangibles.........................       31,479        14,916         7,675
  Merger and other costs..............................                     37,003           571
                                                        -----------   -----------   -----------
          Total operating costs and expenses..........      520,576       319,898       175,759
                                                        -----------   -----------   -----------
Operating income......................................      242,456        94,886        61,010
Other (income) expense:
  Interest expense, net...............................       52,082        36,664        15,707
  Financing charges on trust issued preferred
     securities.......................................       30,213
  Other income, net...................................       (4,290)      (24,483)       (4,499)
                                                        -----------   -----------   -----------
          Total other expense.........................       78,005        12,181        11,208
                                                        -----------   -----------   -----------
Income from continuing operations before income
  taxes...............................................      164,451        82,705        49,802
Income taxes..........................................       59,823        43,375         2,939
Minority interest in earnings.........................        1,559
                                                        -----------   -----------   -----------
Income from continuing operations.....................      103,069        39,330        46,863
Income (loss) from discontinued operations............       (3,161)          717         2,315
                                                        -----------   -----------   -----------
Income before extraordinary gain (loss)...............       99,908        40,047        49,178
Extraordinary gain (loss).............................       31,698       (11,283)       (2,215)
                                                        -----------   -----------   -----------
Net income............................................  $   131,606   $    28,764   $    46,963
                                                        ===========   ===========   ===========
Net income applicable to common stock.................  $   131,369   $    28,464   $    46,661
                                                        ===========   ===========   ===========
Basic earnings per common share:
  Income from continuing operations...................  $      3.12   $      1.32   $      1.99
  Income (loss) from discontinued operations..........        (0.10)         0.02          0.10
  Extraordinary gain (loss)...........................         0.96         (0.38)        (0.10)
                                                        -----------   -----------   -----------
  Net income..........................................  $      3.98   $      0.96   $      1.99
                                                        ===========   ===========   ===========
Diluted earnings per common share:
  Income from continuing operations...................  $      2.90   $      1.25   $      1.90
  Income (loss) from discontinued operations..........        (0.08)         0.02          0.10
  Extraordinary gain (loss)...........................         0.76         (0.36)        (0.09)
                                                        -----------   -----------   -----------
  Net income..........................................  $      3.58   $      0.91   $      1.91
                                                        ===========   ===========   ===========
Average common shares -- Basic........................   32,953,290    29,508,791    23,424,322
                                                        ===========   ===========   ===========
Average common shares -- Diluted......................   41,965,564    31,348,591    24,491,899
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                       PREFERRED                                                  ACCUMULATED
                                         STOCK        COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                       ---------   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                        AMOUNT       SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME          EQUITY
                                       ---------   ----------   ------   ----------   --------   -------------   -------------
Balance, January 1, 1996.............   $3,800     20,979,013    $210     $104,791    $ 3,108                      $111,909
 Issuance of common stock............               4,480,369      45       59,599                                   59,644
 Redemption of common and preferred
   stock.............................      (59)      (456,559)     (5)                 (4,296)                       (4,360)
 Dividends on preferred stock........                                                    (302)                         (302)
 Net income and comprehensive
   income............................                                                  46,963                        46,963
                                        ------     ----------    ----     --------    --------                     --------
Balance, December 31, 1996...........    3,741     25,002,823     250      164,390     45,473                       213,854
 Issuance of common stock............               5,611,214      56      117,383                                  117,439
 Dividends on preferred stock........                                                    (300)                         (300)
 Net income and comprehensive
   income............................                                                  28,764                        28,764
 Adjustment for conforming the
   year-end of Country Fresh.........                                                    (447)                         (447)
                                        ------     ----------    ----     --------    --------                     --------
Balance, December 31, 1997...........    3,741     30,614,037     306      281,773     73,490                       359,310
 Issuance of common stock............               4,494,437      45      210,443                                  210,488
 Purchase and retirement of treasury
   stock.............................              (1,510,400)    (15)     (45,986)                                 (46,001)
 Repurchase of 11,691 shares of
   preferred stock...................   (3,741)                                                                      (3,741)
 Dividends on preferred stock........                                                    (237)                         (237)
 Net income..........................                                                 131,606                       131,606
 Other comprehensive income:
   Cumulative translation
     adjustment......................                                                               $4,273            4,273
   Minimum pension liability
     adjustment......................                                                                   73               73
 Comprehensive income................
                                        ------     ----------    ----     --------    --------      ------         --------
Balance, December 31, 1998...........   $   --     33,598,074    $336     $446,230    $204,859      $4,346         $655,771
                                        ======     ==========    ====     ========    ========      ======         ========


                                       COMPREHENSIVE
                                          INCOME
                                       -------------
Balance, January 1, 1996.............
 Issuance of common stock............
 Redemption of common and preferred
   stock.............................
 Dividends on preferred stock........
 Net income and comprehensive
   income............................    $ 46,963
                                         ========
Balance, December 31, 1996...........
 Issuance of common stock............
 Dividends on preferred stock........
 Net income and comprehensive
   income............................    $ 28,764
                                         ========
 Adjustment for conforming the
   year-end of Country Fresh.........
Balance, December 31, 1997...........
 Issuance of common stock............
 Purchase and retirement of treasury
   stock.............................
 Repurchase of 11,691 shares of
   preferred stock...................
 Dividends on preferred stock........
 Net income..........................    $131,606
 Other comprehensive income:
   Cumulative translation
     adjustment......................       4,273
   Minimum pension liability
     adjustment......................          73
                                         --------
 Comprehensive income................    $135,952
                                         ========
Balance, December 31, 1998...........

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1998          1997        1996
                                                          -----------   ----------   ---------
Cash flows from operating activities:
  Net income............................................  $   131,606   $   28,764   $  46,963
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Loss (income) from discontinued operations.........        3,161         (717)     (2,315)
     Depreciation and amortization......................       91,779       44,607      28,003
     Minority interest..................................        1,559
     Extraordinary (gain) loss..........................      (31,698)      11,283       2,215
     Merger and other costs.............................                    37,003         571
     Deferred income taxes..............................       20,386       27,355     (14,511)
     Other..............................................         (764)         462        (178)
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables......................................      (49,065)       6,685     (10,740)
       Inventories......................................       (4,600)      (5,259)     (6,084)
       Prepaid expenses and other assets................      (13,566)      (3,284)       (778)
       Accounts payable and accrued expenses............       24,481      (12,667)     13,913
       Income taxes.....................................       22,998       (5,189)       (325)
                                                          -----------   ----------   ---------
          Net cash provided by continuing operations....      196,277      129,043      56,734
          Net cash provided by (used in) discontinued
            operations..................................       (2,068)       7,578       7,449
                                                          -----------   ----------   ---------
          Net cash provided by operating activities.....      194,209      136,621      64,183
                                                          -----------   ----------   ---------
Cash flows from investing activities:
  Net additions to property, plant, and equipment.......     (176,870)     (62,120)    (30,079)
  Cash outflows for acquisitions........................     (599,197)    (429,898)   (251,961)
  Net proceeds from the sale of discontinued
     operations.........................................      172,732
  Other.................................................        1,369                     (477)
                                                          -----------   ----------   ---------
          Net cash used in continuing operations........     (601,966)    (492,018)   (282,517)
          Net cash used in discontinued operations......      (14,022)     (58,028)     (8,330)
                                                          -----------   ----------   ---------
          Net cash used in investing activities.........     (615,988)    (550,046)   (290,847)
                                                          -----------   ----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt........................      965,820    1,230,604     270,550
  Repayment of debt.....................................   (1,082,464)    (856,980)    (92,164)
  Payments of deferred financing, debt restructuring and
     merger costs.......................................       (1,256)     (54,410)     (3,520)
  Issuance of common stock, net of expenses.............       37,808       95,076      59,644
  Redemption of common and preferred stock..............      (49,742)                  (4,360)
  Issuance of trust issued preferred securities, net of
     expenses...........................................      582,500
  Preferred dividends paid and other....................         (353)        (300)       (302)
                                                          -----------   ----------   ---------
          Net cash provided by financing activities.....      452,313      413,990     229,848
                                                          -----------   ----------   ---------
Increase in cash and cash equivalents...................       30,534          565       3,184
Cash and cash equivalents, beginning of period..........       24,388       23,823      20,639
                                                          -----------   ----------   ---------
Cash and cash equivalents, end of period................  $    54,922   $   24,388   $  23,823
                                                          ===========   ==========   =========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Our consolidated financial statements have been prepared to give retroactive effect for all periods presented to our mergers with Country Fresh, Inc. ("Country Fresh") and The Morningstar Group, Inc. ("Morningstar") on November 25, 1997 and November 26, 1997, respectively, which have been accounted for as poolings of interests, whereby the assets acquired and liabilities assumed are reflected in our consolidated financial statements at the historical amounts of these entities.

     Our consolidated financial statements include the accounts of our wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Our fiscal year ends on December 31. During 1997, our Country Fresh subsidiary changed its year end to conform to our December 31 year-end date. Accordingly, the financial statements for the year ended December 31, 1997 reflect the conversion of Country Fresh's financial information to the same period as ours, which has resulted in nine weeks of operations of Country Fresh being included in our operating results for both the year ended December 31, 1997 and the year ended December 31, 1996.

     Cash Equivalents and Temporary Investments -- We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Temporary investments consist of held-to-maturity U.S. government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year, and highly rated commercial paper. These temporary investments are stated at amortized cost, which approximates market value.

     Inventories -- Inventories are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, as follows:

ASSET                          USEFUL LIFE
-----                       -----------------
Buildings and improvements  Ten to 40 years
Machinery and equipment     Three to 20 years

     Capitalized lease assets are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

                            SUIZA FOODS CORPORATION

     Long-lived Assets -- Long-lived assets include the following intangibles which are amortized over their related useful lives:

ASSET                                             USEFUL LIFE
-----                        -----------------------------------------------------
Goodwill                     Straight-line method over 25 to 40 years
Identifiable intangible
  assets:
  Customer lists             Straight-line method over seven to ten years
  Trademarks/trade names     Straight-line method over ten to 40 years
  Noncompetition agreements  Straight-line method over the terms of the agreements
Deferred financing costs     Interest method over the terms of the related debt

     We periodically assess the net realizable value of our long-lived assets, as well as all other assets, by comparing the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. We would evaluate a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

     Interest Rate Agreements -- Interest rate swaps, caps and floors are entered into as hedges against interest exposure of variable rate debt. Differences between amounts to be paid or received on these interest rate agreements designated as hedges are included in interest expense as payments are made or received. Gains or losses on other agreements not designated as hedges are included in income as incurred. Amounts paid to acquire interest rate caps and amounts received for interest rate floors are amortized as an adjustment to interest expense over the life of the related agreement.

     Cumulative Translation Adjustment -- Cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income.

     Minority Interest in Subsidiaries -- Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the net income (loss) of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflects the proportionate interest in the equity of these consolidated subsidiaries.

     Employee Stock Options and Restricted Stock -- Compensation cost for stock options and restricted stock is measured based on intrinsic value under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees.

     Revenue -- Revenue is recognized when the product is shipped to the customer. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

     Income Taxes -- All of our U.S. operating subsidiaries have been included in our consolidated tax return. Our Puerto Rico and foreign subsidiaries are required to file separate income tax returns and are eligible for tax credits which may reduce or eliminate U.S. income taxes due.

     Deferred income taxes are provided for temporary differences in the financial statement and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating

                            SUIZA FOODS CORPORATION
loss carryforwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $28.9 million in 1998, $26.0 million in 1997, and $18.4 million in 1996. Additionally, prepaid advertising costs were $0.9 million at December 31, 1998. There were no prepaid advertising costs at December 31, 1997.

     Comprehensive Income -- During 1998, we adopted SFAS No. 130, "Reporting of Comprehensive Income," which requires reporting and display of comprehensive income and its components to be disclosed in the financial statements. We consider all changes in equity from transactions and other events and circumstances except those resulting from investments by owners and distributions to owners to be comprehensive income.

     Segment Reporting -- During 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures of certain information about operating segments on a basis consistent with the way in which we manage and operate the company. The adoption of this statement did not materially change the segment information previously disclosed.

     Recently Issued Accounting Pronouncements -- SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for our year ending December 31, 2000. We are currently analyzing the effect of this standard and do not expect it to have a material effect on our consolidated financial position, results of operations or cash flows.

     Reclassifications -- Certain reclassifications have been made to conform the prior years' consolidated financial statements to the current year classifications.

2. ACQUISITIONS

     During 1996, 1997 and 1998 we completed the acquisitions of 23 dairy businesses and nine packaging businesses which were accounted for as purchase business combinations and included the following significant acquisitions:

                                                                               PURCHASE
DATE                       COMPANY                              SEGMENT         PRICE
----                       -------                              --------    --------------
                                                                            (IN THOUSANDS)
July 1996                  Garrido                              Dairy          $ 35,800
September 1996             Swiss Dairy                          Dairy            55,100
December 1996              Model Dairy                          Dairy            27,000
July 1997                  Dairy Fresh                          Dairy           106,300
July 1997                  Garelick Farms                       Dairy           160,000
July 1997                  Franklin Plastics                    Packaging       139,600
February 1998              Land-O-Sun Dairies                   Dairy           248,000
May 1998                   Continental Can                      Packaging       354,400

     These acquisitions and the smaller dairy and packaging businesses acquired were funded primarily with borrowings under our senior credit facility, along with the issuance of 297,400 shares of our common stock with a fair market value of $10.0 million in 1997 in connection with the Garelick Farms acquisition. In connection with the acquisition of Continental Can, we issued 2,050,635 shares of our common stock

                            SUIZA FOODS CORPORATION
with a fair market value of $139.6 million, assumed debt of $196.4 million, including $125 million of senior secured notes, and funded $18.4 million in cash. These notes were revalued to a fair value of approximately $135.4 million at acquisition date. In connection with the Land-O-Sun acquisition, we issued approximately $100 million of trust issued preferred securities and $20 million of preferred membership interests in this subsidiary to one of the sellers.

     The above acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our consolidated financial statements. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed, subject to final purchase price adjustments, as follows:

                                                YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                             1998         1997         1996
                                           --------     --------     --------
                                                     (IN THOUSANDS)
Purchase prices:
  Cash paid, net of cash acquired........  $599,197     $429,898     $251,961
  Cash acquired in acquisitions..........    24,353        4,202       15,110
  Common stock issued....................   136,751       10,000
  Subsidiary preferred and common
     securities issued...................   220,000
                                           --------     --------     --------
          Total purchase prices..........   980,301      444,100      267,071
Fair values of net assets acquired:
  Fair values of assets acquired.........   798,902      194,437      209,508
  Liabilities assumed....................  (541,447)     (55,350)     (56,676)
                                           --------     --------     --------
          Total net assets acquired......   257,455      139,087      152,832
                                           --------     --------     --------
Goodwill.................................  $722,846     $305,013     $114,239
                                           ========     ========     ========

     The following table presents our unaudited pro forma results of operations as if our acquisitions of Dairy Fresh, Garelick Farms, Franklin Plastics, Land-O-Sun and Continental Can had occurred at the beginning of 1997:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1998          1997
                                                      ----------    ----------
                                                       (IN THOUSANDS, EXCEPT
                                                          PER SHARE DATA)
Net sales...........................................  $3,596,687    $3,089,440
                                                      ==========    ==========
Income from continuing operations before income
  taxes.............................................  $  184,378    $   82,236
                                                      ==========    ==========
Net income..........................................  $  114,715    $   81,936
                                                      ==========    ==========
Earnings per share:
  Basic.............................................  $     3.39    $     2.18
                                                      ==========    ==========
  Diluted...........................................  $     2.56    $     2.07
                                                      ==========    ==========

     The unaudited pro forma results of operations are not necessarily indicative of what our actual results of operations would have been had the acquisitions occurred at the beginning of 1997, nor do they purport to be indicative of our future results of operations.

                            SUIZA FOODS CORPORATION

     The above table of pro forma financial information includes only our unaudited pro forma results of operations for our significant acquisitions during 1997 and 1998. If we included all of our 1997 and 1998 acquisitions in our pro forma results of operations, we would have reported pro forma revenues of $4.8 billion during 1998.

     Related Party Transactions -- During 1998 and 1997, we paid fees to a non-employee member of the Board of Directors for acquisition consulting services related to certain completed acquisitions totaling $5.1 million and $1.4 million, respectively, which have been capitalized as part of the purchase price of the acquisition.

3. DISCONTINUED OPERATIONS AND EXTRAORDINARY GAINS AND LOSSES

     Discontinued Operations -- On April 30, 1998, we consummated the sale of our packaged ice operations for net cash proceeds of approximately $172.7 million. We reported an extraordinary gain of $35.5 million from the sale of this operation, net of $22 million of income taxes. Our packaged ice segment had revenues of approximately $17.9 million during the four months ended April 30, 1998, $66.3 million during 1997 and $52.8 million during 1996. The results of discontinued operations includes interest expense of $2.4 million during 1998, $7.1 million during 1997 and $7.0 million during 1996. Interest charges allocated to discontinued operations are based on debt specifically attributed to our packaged ice operations. The results of discontinued operations are presented net of the related income tax benefit of $2.1 million in 1998, and income tax expense of $.4 million in 1997 and $1.5 million in 1996.

     Extraordinary Gains and Losses -- The following table summarizes extraordinary gains and losses for the years ended December 31:

                                                   1998       1997      1996
                                                  -------   --------   -------
                                                         (IN THOUSANDS)
Extraordinary gain on sale of packaged ice
  operations....................................  $35,494   $     --   $    --
Extraordinary loss from early extinguishment of
  debt..........................................   (3,796)   (11,283)   (2,215)
                                                  -------   --------   -------
Extraordinary gain (loss).......................  $31,698   $(11,283)  $(2,215)
                                                  =======   ========   =======

     In 1998, an extraordinary loss of $3.8 million, net of a $2.3 million income tax benefit, was recognized in connection with the early extinguishment of the term loan of our senior credit facility, and included losses from the write-off of deferred financing costs and interest rate swap losses. We also recognized extraordinary losses in connection with the early extinguishment of prior credit facilities in 1997 and 1996 and expensed $11.3 million in 1997, net of an income tax benefit of $7.0 million, and $2.2 million in 1996, net of income tax benefit of $.9 million. These costs related to debt issuance, legal and other costs associated with the extinguishment of these prior credit facilities.

4. INVENTORIES

                                                            DECEMBER 31,
                                                        ---------------------
                                                          1998         1997
                                                        --------      -------
                                                           (IN THOUSANDS)
Raw materials and supplies............................  $113,118      $43,764
Finished goods........................................   110,220       32,323
                                                        --------      -------
          Total.......................................  $223,338      $76,087
                                                        ========      =======

                            SUIZA FOODS CORPORATION

5. PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------   ---------
                                                           (IN THOUSANDS)
Land.................................................  $   60,176   $  35,944
Buildings and improvements...........................     229,940     149,717
Machinery and equipment..............................     761,545     310,716
                                                       ----------   ---------
                                                        1,051,661     496,377
Less accumulated depreciation........................    (204,705)   (132,728)
                                                       ----------   ---------
          Total......................................  $  846,956   $ 363,649
                                                       ==========   =========

6. INTANGIBLE AND OTHER ASSETS

                                                            DECEMBER 31,
                                                        ---------------------
                                                           1998        1997
                                                        ----------   --------
                                                           (IN THOUSANDS)
Goodwill..............................................  $1,266,663   $559,750
Identifiable intangibles..............................     108,038     97,114
Deferred financing costs..............................       4,104      4,600
Deposits and other....................................      26,946      1,761
                                                        ----------   --------
                                                         1,405,751    663,225
Less accumulated amortization.........................     (55,351)   (23,972)
                                                        ----------   --------
          Total.......................................  $1,350,400   $639,253
                                                        ==========   ========

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Accounts payable........................................  $304,775   $117,131
Payroll and benefits....................................    73,049     19,523
Other accrued liabilities...............................   122,479     41,367
                                                          --------   --------
                                                          $500,303   $178,021
                                                          ========   ========

8. INCOME TAXES

     The following table presents the 1998, 1997 and 1996 provisions for income taxes.

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                 1998(1)   1997(2)   1996(3)
                                                 -------   -------   --------
                                                        (IN THOUSANDS)
Current taxes payable:
  Federal......................................  $31,554   $13,419   $ 11,559
  State and foreign............................   10,542     2,601      1,981
Deferred income taxes..........................   17,727    27,355    (10,601)
                                                 -------   -------   --------
          Total................................  $59,823   $43,375   $  2,939
                                                 =======   =======   ========

---------------

(1) Excludes a $2.1 million income tax benefit related to discontinued operations and a $19.9 million income tax expense related to net extraordinary gains.

(2) Excludes a $0.4 million income tax expense related to discontinued operations and a $7.0 million income tax benefit related to extraordinary losses.

(3) Excludes a $1.5 million income tax expense related to discontinued operations and a $0.9 million income tax benefit related to extraordinary losses.

                            SUIZA FOODS CORPORATION

     The following is a reconciliation of income taxes reported in the consolidated statements of income:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1998      1997       1996
                                                 -------   -------   --------
                                                        (IN THOUSANDS)
Tax expense at statutory rates.................  $57,557   $28,946   $ 17,431
State income taxes.............................    7,967     1,710      1,330
Tax effect of tax-exempt earnings..............   (4,765)   (4,429)    (2,711)
Sale/(recognition) of Puerto Rico tax
  credits......................................              4,350    (11,750)
Utilization of previously unrecognized deferred
  tax assets...................................                        (2,265)
Nondeductible merger and other expenses........             11,832        486
Other..........................................     (936)      966        418
                                                 -------   -------   --------
          Total................................  $59,823   $43,375   $  2,939
                                                 =======   =======   ========

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryforwards......................  $ 22,471   $     --
  Asset valuation reserves..............................     2,083      1,055
  Nondeductible accruals................................    49,638     11,073
  Puerto Rico tax credits...............................     2,528      4,484
  Other.................................................                   15
                                                          --------   --------
                                                            76,720     16,627
Deferred income tax liabilities:
  Depreciation and amortization.........................   (63,650)   (22,654)
  Tax credit basis differences..........................   (12,514)    (6,991)
  Other.................................................    (2,871)       (16)
                                                          --------   --------
                                                           (79,035)   (29,661)
                                                          --------   --------
          Net deferred income tax liability.............  $ (2,315)  $(13,034)
                                                          ========   ========

     These net deferred income tax assets (liabilities) are classified in our consolidated balance sheet as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 23,859   $  2,718
Noncurrent assets.......................................     2,528      4,484
Noncurrent liabilities..................................   (28,702)   (20,236)
                                                          --------   --------
          Total.........................................  $ (2,315)  $(13,034)
                                                          ========   ========

     Prior to 1996, we had established valuation allowances for certain deferred tax assets related to net operating loss carryforwards of Morningstar created prior to its financial restructuring and net operating loss carryforwards of our Suiza Dairy subsidiary in Puerto Rico, which under Puerto Rico law were only available for utilization against future taxable income of this subsidiary. Because of the continuing

                            SUIZA FOODS CORPORATION
operating losses, we were unable to determine in those years that it was more likely than not that these net deferred tax assets would be realized. During 1996, the deferred tax asset related to the Puerto Rico net operating loss carryforwards and the related valuation allowance was substantially eliminated as a result of the reduction in tax rates in Puerto Rico from the Puerto Rico Agricultural Tax Incentives Act of 1995.

     This tax incentive act reduced the effective income tax rate for qualified agricultural business from 39% to 3.9% and provided for a 50% tax credit for certain "eligible investments" in qualified agricultural businesses in Puerto Rico. During 1996, we made investments in our Puerto Rico dairy, fruit, plastics and coffee operations, all of which were certified as qualified agricultural businesses in Puerto Rico during 1996.

     In 1996, we recognized $15.75 million in earned tax credits related to our investment in our Puerto Rico dairy operations; however, we did not recognize any of the potential tax credits related to our investments in our Puerto Rico fruit, plastics and coffee operations since certain rulings in 1996 by Puerto Rico tax authorities created uncertainty as to whether these investments were eligible investments and whether these additional tax credits had been earned. During the first quarter of 1997, we obtained a ruling from the Commonwealth of Puerto Rico confirming that these investments qualified for the tax credit. Accordingly, in March 1997, we recognized in other income a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after income taxes), for earned tax credits we sold to third parties during the second quarter of 1997. In addition, during the fourth quarter of 1997, we sold $4.4 million of previously recognized tax credits for cash proceeds of $3.7 million, net of discounts and related expenses, which is recorded in other income. However, since these tax credits had been previously recognized, this sale resulted in income tax expense of $5.6 million for an after tax loss of $1.9 million.

9. LONG-TERM DEBT

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior credit facility:
  Revolving loan facility...............................  $719,500   $265,500
  Term loans facility...................................              550,000
Subsidiary debt obligations:
  Lines of credit.......................................    46,160
  Senior secured notes..................................   131,078
  Industrial development revenue bonds..................    12,635     12,660
  Capital lease obligations and other...................    23,596        499
                                                          --------   --------
                                                           932,969    828,659
Less current portion....................................   (39,892)   (50,846)
                                                          --------   --------
          Total                                           $893,077   $777,813
                                                          ========   ========

     Senior Credit Facilities -- Effective as of May 29, 1998, we amended and restated our existing credit facility with a group of lenders, including First Union National Bank, as administrative agent, and The First National Bank of Chicago, as syndication agent, which terminated the term loan facility of the prior agreement and expanded the revolving loan facility. Our new senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes, including the financing of acquisitions. Our senior credit facility expires March 31, 2003, unless extended in accordance with its terms.

                            SUIZA FOODS CORPORATION

     Amounts outstanding under the senior credit facility bear interest at a rate per annum equal to one of the following rates, at our option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) The London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on our ratio of defined indebtedness to EBITDA (as defined in the senior credit facility). We pay a commitment fee on unused amounts of the senior credit facility that ranges from 15 to 23 basis points, based on our ratio of defined indebtedness to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The interest rate in effect on our senior credit facility, including the applicable interest rate margin, was 6.4% at December 31, 1998.

     Our senior credit facility contains various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined). In addition, the senior credit facility requires that we maintain a minimum level of net worth as defined. The senior credit facility also contains limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property. Our senior credit facility is secured by capital stock of certain of our subsidiaries.

     Subsidiary Debt Obligations -- Subsidiary debt obligations include lines of credit of domestic and foreign subsidiaries, senior secured notes of one of Continental Can's subsidiaries, industrial development revenue bond obligations of certain subsidiaries and other debt obligations of certain subsidiaries.

     In connection with our acquisition of Continental Can, we assumed existing subsidiary lines of credit of certain of Continental Can's domestic and foreign subsidiaries. Borrowings under these subsidiary lines of credit are generally subject to limitations based on a borrowing base, as defined in the respective agreements, and bear interest generally at floating interest rates determined for each subsidiary. Outstanding borrowings under these subsidiary lines of credit, which at December 31, 1998 included foreign subsidiary borrowings, have been classified as a current liability since such borrowings are expected to be repaid within one year. The weighted average interest rate in effect on our subsidiaries' lines of credit at December 31, 1998 was 6.14%.

     The senior secured notes were issued in December 1996 by one of Continental Can's subsidiaries, Plastic Containers, Inc., and have an original par value of $125 million. These notes, which are due in 2006, bear interest at a fixed interest rate of 10%, payable semi-annually in July and December of each year, and are secured by substantially all assets other than inventory, receivables and certain equipment of Plastic Containers, Inc., along with the stock of certain of Plastic Containers, Inc.'s subsidiaries. In connection with the acquisition of Continental Can, these notes were revalued to fair value using a market yield of 8.6% resulting in a premium of $10.4 million at acquisition date. This premium is being amortized as an adjustment to interest expense over the life of the notes. These notes are redeemable, in whole or in part, at the option of Plastic Containers, Inc., beginning on December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires Plastic Containers, Inc. to offer to redeem the notes at a redemption price of 101% of par value in the event of a change in control, and at 100% of par value upon the occurrence of certain other events. Our tender offer to redeem these notes in connection with the acquisition of Continental Can resulted in the redemption of $3.8 million of these notes. The indenture places certain restrictions on the payment of dividends, additional liens, disposition of the proceeds of asset sales, sale and leaseback transactions and additional borrowings.

     Certain of our subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these

                            SUIZA FOODS CORPORATION
bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 1998, ranged from 3.90% to 4%.

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

     Interest Rate Agreements -- We have interest rate derivative agreements in place, including interest rate caps, swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under our senior credit facility.

     The following table summarizes our various interest rate agreements as of December 31, 1998:

                                                                1998       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Interest rate caps with an interest limit of 8% expiring      $ 60,000
  March 2000. ..............................................             $ 60,000
Interest rate swaps with an interest range of 6% to 6.14%      435,000
  expiring between June 1998 and December 2003. ............              490,000
Interest rate collars with an interest range of 6.08% to      100,000..
  7.5% expiring between December 2002 and June 2003.........              100,000

     These derivative agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

     We are exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to the credit risk is considered to be remote.

     Scheduled Maturities -- The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 1998, were as follows (in thousands):

1999.............................................   $ 39,892
2000.............................................     12,878
2001.............................................     13,612
2002.............................................      6,005
2003.............................................    727,374
Thereafter.......................................    133,208
                                                    --------
          Total..................................   $932,969
                                                    ========

     In addition, there were $34.3 million of issued but undrawn letters of credit secured by our senior credit facility and $16.2 million of issued but undrawn letters of credit secured by other credit facilities as of December 31, 1998.

                            SUIZA FOODS CORPORATION

10. MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES

     In connection with our acquisition of Land-O-Sun, we issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust. On March 24, 1998, we also completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. The 5% preferred securities mature 20 years from the date of issue and the 5.5% preferred securities mature 30 years from the date of issue. These trust issued preferred securities, which are recorded net of related fees and expenses, are convertible at the option of the holders into an aggregate of approximately 9.1 million shares of our common stock, subject to adjustment in certain circumstances. These preferred securities are also redeemable, at our option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

11. STOCKHOLDERS' EQUITY

     Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

     Preferred Stock -- The rights and preferences of preferred stock are established by our Board of Directors upon issuance. The Series A preferred stock represented 11,691 shares of preferred stock with a stated and redemption value of $320 per share provided for cumulative dividends at a rate of 8% and were redeemable only at our option. On September 29, 1998, we redeemed all outstanding shares of Series A preferred stock for the stated value of $320 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

     Stock Offerings -- On April 22, 1996, we sold 3,795,000 shares of common stock, $.01 par value per share, in an initial public offering at a price to the public of $14.00 per share. The public offering provided net cash proceeds to us of approximately $48.6 million which was used to repay senior and subordinated debt and prepayment penalties related to the early extinguishment of the subordinated notes. On August 7, 1996, we sold 625,000 shares of common stock at a price of $16.00 per share in a private placement to a single investor and on January 28, 1997, we sold 4,270,000 shares of common stock in a public offering at a price to the public of $22.00 per share. The public offering provided net cash proceeds to us of approximately $89.0 million which was used to repay senior and subordinated debt and prepayment penalties related to the early extinguishment of the subordinated notes.

     Stock Option and Restricted Stock Plans -- We have three stock option and restricted stock plans. These plans provide for grants of stock options and restricted stock to employees, officers, directors and consultants to acquire 4,656,023 shares of common stock. The plans stipulate that the exercise prices of stock options will approximate or be above fair market value on the grant date. The options vest in accordance with provisions as set forth in the applicable option agreements.

     Morningstar, Country Fresh and Continental Can had stock-based compensation plans for their key employees, officers and directors. Subsequent to our mergers with Morningstar and Country Fresh and our acquisition of Continental Can, the options granted under these plans were exchanged for our stock options. The options granted under these plans approximated fair market value at their grant dates. These options vest over variable periods and expire over the next six months to twelve years.

                            SUIZA FOODS CORPORATION

     The following table summarizes the status of our stock-based compensation programs:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at January 1, 1996...........................   2,180,784        $ 6.90
  Granted................................................   1,474,519         12.89
  Canceled...............................................      (8,143)         5.78
  Exercised..............................................     (39,273)         7.87
                                                           ----------
Outstanding at December 31, 1996.........................   3,607,887          9.34
  Granted................................................   2,798,958         30.40
  Canceled...............................................     (96,738)        13.89
  Exercised..............................................    (621,866)         8.66
                                                           ----------
Outstanding at December 31, 1997.........................   5,688,241         19.70
  Granted................................................   1,444,412         49.40
  Canceled...............................................     (75,447)        39.99
  Exercised..............................................  (2,349,335)        15.72
                                                           ----------
Outstanding at December 31, 1998.........................   4,707,871        $30.56
                                                           ==========
Exercisable at December 31, 1996.........................   2,201,785        $ 7.73
Exercisable at December 31, 1997.........................   4,423,601         17.49
Exercisable at December 31, 1998.........................   3,157,266         21.80

     The following table summarizes information about options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING
                          -------------------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED-AVERAGE                      ------------------------------
                            NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$    0 to $15.15........   1,302,962          5.81              $ 8.63         1,245,943         $ 8.58
 16.00 to  34.50........   1,935,115          7.62               27.80         1,719,329          28.12
 38.15 to  65.25........   1,469,794          8.98               53.63           191,994          50.96

                            SUIZA FOODS CORPORATION

     We have elected to follow APB 25 and related interpretations in accounting for our stock options. Accordingly, no compensation has been recognized since stock options granted under these plans were at exercise prices which approximated or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, our pro forma net income and net earnings per common share would have been the amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Compensation cost................................  $   34,198   $   21,706   $    7,886
Net income:
  As reported....................................     131,606       28,764       46,963
  Pro forma......................................     110,745       15,415       42,113
Net income per share:
  As reported -- basic...........................        3.98         0.96         1.99
  As reported -- diluted.........................        3.58         0.91         1.91
  Pro forma -- basic.............................        3.36         0.52         1.80
  Pro forma -- diluted...........................        3.08         0.49         1.72
Stock option share data:
  Stock options granted during period............   1,444,412    2,798,958    1,474,519
  Weighted average option fair value(a)..........  $    29.23   $     7.75   $    10.64

---------------

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.5% based on the yield of ten-year U.S. Treasury securities.

     Rights Plan -- On February 27, 1998, our board of directors declared a dividend of one common share purchase right for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Suiza. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $210, with a market value of up to two times the exercise price. At any time prior to such date, a required majority may redeem the rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our board of directors extends the term of, or redeems, the rights.

                            SUIZA FOODS CORPORATION

     Earnings Per Share -- Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1998          1997          1996
                                                -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Basic EPS computation:
  Numerator:
     Income from continuing operations........  $   103,069   $    39,330   $    46,863
     Less preferred stock dividends...........         (237)         (300)         (302)
                                                -----------   -----------   -----------
     Income applicable to common stock........  $   102,832   $    39,030   $    46,561
                                                ===========   ===========   ===========
  Denominator:
     Average common shares....................   32,953,290    29,508,791    23,424,322
                                                ===========   ===========   ===========
  Basic EPS...................................  $      3.12   $      1.32   $      1.99
                                                ===========   ===========   ===========
Diluted EPS computation:
  Numerator:
     Income from continuing operations........  $   103,069   $    39,330   $    46,863
     Less preferred stock dividends...........         (237)         (300)         (302)
     Net effect on earnings from conversion of
       mandatorily redeemable convertible
       preferred securities...................       18,732
                                                -----------   -----------   -----------
     Income applicable to common stock........  $   121,564   $    39,030   $    46,561
                                                ===========   ===========   ===========
  Denominator:
     Average common shares -- basic...........   32,953,290    29,508,791    23,424,322
     Stock option conversion..................    1,838,193     1,815,017     1,067,577
     Earnings contingency.....................                     24,783
     Dilutive effect of conversion of
       mandatorily redeemable convertible
       preferred securities...................    7,174,081
                                                -----------   -----------   -----------
     Average common shares -- diluted.........   41,965,564    31,348,591    24,491,899
                                                ===========   ===========   ===========
  Diluted EPS.................................  $      2.90   $      1.25   $      1.90
                                                ===========   ===========   ===========

     Stock Redemptions -- During 1996 we repurchased, through open market or negotiated transactions, 456,559 shares of common stock at a cost of $4.4 million.

     On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. During the third and fourth quarters of 1998, we repurchased 1,510,400 shares of our common stock for a total purchase price of approximately $46.0 million pursuant to this Board authorization.

     These repurchased shares were treated as effectively retired in the consolidated financial statements.

                            SUIZA FOODS CORPORATION

12. OTHER COMPREHENSIVE INCOME

     During 1998, we adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The changes in the components of other comprehensive income during the year ended December 31, 1998 are included below. There were no components of comprehensive income during 1996 and 1997.

                                                              PRE-TAX                  NET
                                                              INCOME    TAX EXPENSE   AMOUNT
                                                              -------   -----------   ------
                                                                      (IN THOUSANDS)
Cumulative translation adjustment...........................  $7,005      $(2,732)    $4,273
Minimum pension liability adjustment........................     120          (47)        73
                                                              ------      -------     ------
Other comprehensive income..................................  $7,125      $(2,779)    $4,346
                                                              ======      =======     ======

13. EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 1998, 1997 and 1996, our retirement and profit sharing plan expenses were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                       ---------------------------------
                                                        1998          1997         1996
                                                       -------   --------------   ------
                                                                (IN THOUSANDS)
Defined benefit plans................................  $ 3,176       $1,061       $1,136
Defined contribution plans...........................    7,077        2,232        1,677
Multi-employer pension plans.........................    3,987        2,715        2,493
                                                       -------       ------       ------
                                                       $14,240       $6,008       $5,306
                                                       =======       ======       ======

     Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

                            SUIZA FOODS CORPORATION

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998         1997
                                                              ----------   -----------
                                                                   (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $   23,758   $    20,161
  Service cost..............................................       4,047         1,200
  Interest cost.............................................       5,842         1,454
  Assumption change.........................................         396           847
  Actuarial loss............................................       3,996           298
  Acquisitions..............................................     117,099
  Benefits paid.............................................      (6,355)         (846)
  Other.....................................................        (564)          644
                                                              ----------   -----------
Benefit obligation at end of year...........................     148,219        23,758
                                                              ----------   -----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............      20,480        16,987
  Actual return on plan assets..............................       8,138         2,573
  Acquisitions..............................................     107,358
  Employer contribution.....................................       6,886         1,773
  Benefits paid.............................................      (6,355)         (846)
  Other.....................................................          70            (7)
                                                              ----------   -----------
Fair value of plan assets at end of year....................     136,577        20,480
                                                              ----------   -----------
Funded status...............................................     (11,642)       (3,278)
  Unrecognized net transition obligation....................       2,281         2,354
  Unrecognized prior service cost...........................       1,319         1,427
  Unrecognized net (gain)loss...............................       1,542        (1,519)
                                                              ----------   -----------
Net amount recognized.......................................  $   (6,500)  $    (1,016)
                                                              ==========   ===========
Amounts recognized in the statement of financial position
  consist of:
Prepaid benefit cost........................................  $    2,585   $     1,069
Accrued benefit liability...................................     (10,596)       (3,547)
Intangible asset............................................       1,391         1,462
Accumulated other comprehensive income......................         120
                                                              ----------   -----------
Net amount recognized.......................................  $   (6,500)  $    (1,016)
                                                              ==========   ===========
Weighted-average assumptions as of December 31:
Discount rate...............................................        6.50%    6.50-6.80%
Expected return on plan assets..............................   3.50-9.00%   3.50%-9.00%
Rate of compensation increase...............................     0%-9.00%      0%-9.00%

                            SUIZA FOODS CORPORATION

                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------   ------
                                                               (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..............................................  $ 4,057   $1,200
  Interest cost.............................................    5,842    1,454
  Expected return on plan assets............................   (6,890)  (1,467)
  Amortization of unrecognized transition
     (asset)/obligation.....................................      194      180
  Amortization of prior service cost........................      109      118
  Amortization of unrecognized net (gain)/loss..............      (13)     (17)
  Recognized net actuarial loss from curtailment............     (670)
                                                              -------   ------
Net periodic benefit cost...................................  $ 2,629   $1,468
                                                              =======   ======

     Defined Contribution Plans -- Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 17% of a participant's annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans which provide for employer contributions in various amounts ranging from $21 to $39 per pay period per participant.

     Multi-Employer Pension Plans -- Certain of our subsidiaries contribute to various multi-employer union pension plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and coinsurance provisions subject to certain lifetime maximums.

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $3,198   $3,161
  Service cost..............................................      41
  Interest cost.............................................     247      184
  Actuarial (gain)/loss.....................................    (146)      27
  Acquisition...............................................     906
  Benefits paid.............................................    (298)    (174)
                                                              ------   ------
Benefit obligation at end of year...........................  $3,948   $3,198
                                                              ------   ------

                            SUIZA FOODS CORPORATION

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Fair value of plan assets at end of year....................  $    --   $    --
                                                              -------   -------
Funded status...............................................   (3,948)   (3,198)
  Unrecognized net loss.....................................     (411)     (286)
                                                              -------   -------
Net amount recognized -- accrued benefit liability..........  $(4,359)  $(3,484)
                                                              =======   =======
Weighted-average assumptions as of December 31
  Discount rate.............................................     6.50%     7.00%
HEALTH CARE INFLATION
Initial rate................................................     7.68%     8.17%
Ultimate rate...............................................     4.75%     5.00%
Year of ultimate rate achievement...........................     2005      2005

     For measurement purposes, a 7.68 and 8.17 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 and 1997, respectively. The rate was assumed to decrease gradually to 4.75 and 5.00 percent for 2005 and remain at that level thereafter for 1998 and 1997, respectively.

                                                               DECEMBER 31,
                                                              ---------------
                                                               1998     1997
                                                              ------   ------
                                                              (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Service and interest cost...................................   $289     $184
Amortization of unrecognized net (gain)/loss................    (21)      (6)
                                                               ----     ----
Net periodic benefit cost...................................   $268     $178
                                                               ====     ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would change the amount of the net periodic benefit cost and the post-retirement benefit obligation by between 7% and 10%.

15. MERGER AND OTHER COSTS

     During 1997 and 1996 we incurred merger and other costs of $37.0 million and $.6 million, respectively. The following table summarizes the nature and amount of the costs recorded in merger and other costs:

                                                               DECEMBER 31,
                                                              --------------
                                                               1997     1996
                                                              -------   ----
                                                              (IN THOUSANDS)
Merger fees and expenses....................................  $17,766   $ --
Severance and employment costs..............................   17,555
Costs of uncompleted transactions...........................      505
Other costs.................................................    1,177    571
                                                              -------   ----
                                                              $37,003   $571
                                                              =======   ====

     Merger fees and expenses include primarily fees paid to investment bankers and investment advisors, professional fees and various merger-related filing fees. Severance and employment costs include primarily payments to employees terminated at the merger date and payments for retention bonuses and excise

                            SUIZA FOODS CORPORATION
taxes, pursuant to preexisting employment agreements. Costs of uncompleted transactions include the costs and expenses related to abandoned acquisitions in 1997. Other costs primarily include certain bank fees and bridge loan fees paid in 1996 and the cost of the consolidation of our corporate offices in connection with the Morningstar merger in 1997.

16. SUPPLEMENTAL CASH FLOW INFORMATION

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Cash paid for interest and financing charges.........  $ 74,989    $43,386    $21,896
Cash paid for taxes..................................    17,908     23,668     10,477
Noncash transactions:
  Issuance of notes payable and common and preferred
     stock in connection with business and property
     acquisitions....................................   136,751     17,049      1,993
  Issuance of mandatorily redeemable preferred
     securities and subsidiary preferred and common
     securities in connection with two
     acquisitions....................................   220,000
  Subordinated notes and preferred stock issued in
     lieu of interest and dividends..................                             236

17. COMMITMENTS AND CONTINGENCIES

     Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery and equipment and vehicles, have lease terms ranging from one to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $48.0 million, $18.5 million and $14.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The composition of capital leases which are reflected as property, plant and equipment in our balance sheets is as follows:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998        1997
                                                              -------      -----
                                                                (IN THOUSANDS)
Buildings and improvements..................................  $ 8,591      $  --
Machinery and equipment.....................................   13,984        713
Less accumulated amortization...............................   (3,833)      (437)
                                                              -------      -----
                                                              $18,742      $ 276
                                                              =======      =====

                            SUIZA FOODS CORPORATION

     Future minimum payments at December 31, 1998, under noncancelable capital and operating leases with terms in excess of one year are summarized below:

                                                              CAPITAL      OPERATING
                                                              LEASES        LEASES
                                                              -------      ---------
                                                                  (IN THOUSANDS)
1999........................................................  $ 5,882      $ 46,745
2000........................................................    4,622        42,322
2001........................................................    4,296        37,912
2002........................................................    2,987        32,030
2003........................................................    2,283        27,316
Thereafter..................................................    3,017        21,214
                                                              -------      --------
Total minimum lease payments................................   23,087       207,539
                                                                           ========
Less amount representing interest...........................   (2,444)
                                                              -------
Present value of capital lease obligations..................  $20,643
                                                              =======

     Litigation -- We and our subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In our opinion, the settlement of such matters is not expected to have a material impact on our financial position, results of operations or cash flows.

     Employment Agreements -- As of December 31, 1998, we had entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination of benefits in certain circumstances and for certain severance payments in the event of a change in control.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 1998 and 1997. Differences between the historical presentation and estimated fair values can occur for many reasons, including taxes, commissions, prepayment penalties, make-whole provisions and other restrictions as well as the inherent limitations in any estimation technique.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our revolving credit and certain other debt are variable, their fair values approximate their carrying values. In addition, we have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments were determined based on current values for similar instruments with similar terms. At December 31, 1998 the recorded liability related to these instruments was $5.9 million compared to a fair market liability of $17.3 million. The fair value of these instruments approximated their carrying value at December 31, 1997.

     Certain subsidiary fixed rate senior secured notes are carried at a value of approximately $131.1 million at December 31, 1998. The fair value of these notes was determined by discounting future cash flows at current market yields and approximated $127.5 million at December 31, 1998. These notes were assumed in a 1998 acquisition. The carrying value of other fixed rate debt approximates fair value at December 31, 1998 and 1997.

19. BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     We have two reportable segments: dairy and packaging. Our dairy products and related distribution businesses manufacture and distribute fluid milk, ice cream and novelties, dairy and non-dairy coffee

                            SUIZA FOODS CORPORATION
creamers, half-and-half and whipping cream, sour cream, cottage cheese, yogurt, dairy and non-dairy frozen whipped toppings as well as certain refrigerated, frozen and extended shelf-life products on a national basis. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee. Our plastic packaging businesses manufacture rigid plastic bottles and containers and metal cans for dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.

     Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The underlying businesses were acquired as individual units, and the management at the time of the acquisition was, in large part, retained.

     We do not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss. The amounts in the following tables are those amounts from reports used by our executive management team for the year ended December 31:

                                                                                 SEGMENT
                                                         DAIRY      PACKAGING     TOTAL
                                                       ----------   ---------   ----------
                                                                 (IN THOUSANDS)
1998
  Revenues from external customers...................  $2,816,195   $504,745    $3,320,940
  Intersegment revenues..............................      19,088     29,379        48,467
  Segment operating income...........................     204,319     56,186       260,505
  Income from continuing operations before income
     taxes...........................................     182,843     28,055       210,898
  Depreciation and amortization......................      68,616     22,309        90,925
  Total segment assets...............................   2,136,560    825,454     2,962,014
  Capital expenditures for segment assets............     100,854     72,323       173,177
1997
  Revenues from external customers...................  $1,743,240   $ 52,628    $1,795,868
  Intersegment revenues..............................       6,300      2,312         8,612
  Segment operating income...........................     133,996      4,862       138,858
  Income from continuing operations before income
     taxes...........................................      83,140       (178)       82,962
  Depreciation and amortization......................      41,162      2,233        43,395
  Total segment assets...............................   1,121,791    156,351     1,278,142
  Capital expenditures for segment assets............      52,642      9,313        61,955
1996
  Revenues from external customers...................  $1,207,565               $1,207,565
  Intersegment revenues..............................
  Segment operating income...........................      64,770                   64,770
  Income from continuing operations before income
     taxes...........................................      50,598                   50,598
  Depreciation and amortization......................      27,160                   27,160
  Total segment assets...............................     774,574                  774,574
  Capital expenditures for segment assets............      30,001                   30,001

                            SUIZA FOODS CORPORATION

     The following are reconciliations of reportable segment amounts to our consolidated totals for each year:

                                                     SEGMENT     CORPORATE     TOTAL
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
1998
  Operating income................................  $  260,505   $(18,049)   $  242,456
  Income from continuing operations before income
     taxes........................................     210,898    (46,447)      164,451
  Depreciation and amortization...................      90,925        854        91,779
  Total segment assets............................   2,962,014     51,769     3,013,783
  Capital expenditures for segment assets.........     173,177      3,693       176,870
1997
  Operating income................................  $  138,858   $(43,972)   $   94,886
  Income from continuing operations before income
     taxes........................................      82,962       (257)       82,705
  Depreciation and amortization...................      43,395      1,212        44,607
  Total segment assets............................   1,278,142    125,320     1,403,462
  Capital expenditures for segment assets.........      61,955        165        62,120
1996
  Operating income................................  $   64,770   $ (3,760)   $   61,010
  Income from continuing operations before income
     taxes........................................      50,598       (796)       49,802
  Depreciation and amortization...................      27,160        843        28,003
  Total segment assets............................     774,574     59,050       833,624
  Capital expenditures for segment assets.........      30,001         78        30,079

                                                                           LONG-LIVED
                                                               REVENUES      ASSETS
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Geographic Information
  United States.............................................  $2,904,498   $1,992,879
  Puerto Rico...............................................     243,870      122,336
  Europe....................................................     172,572       90,958
                                                              ----------   ----------
          Total.............................................  $3,320,940   $2,206,173
                                                              ==========   ==========

     We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

                            SUIZA FOODS CORPORATION

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1998 and 1997 (in thousands, except per share data):

                                                             QUARTER
                                           -------------------------------------------
                                            FIRST       SECOND      THIRD      FOURTH
                                           --------    --------    --------   --------
1998
  Net sales..............................  $593,121    $768,120    $968,104   $991,595
  Gross profit...........................   136,973     185,907     220,795    219,357
  Income from continuing operations......    18,053(2)   29,630      28,313     27,073
  Income before extraordinary gain.......    14,892(2)   29,630      28,313     27,073
  Net income.............................    14,892      61,328(3)   28,313     27,073
  Basic earnings per common share(1):
     Income before extraordinary gain....      0.48        0.91        0.82       0.81
     Net income..........................      0.48        1.88        0.82       0.81
  Diluted earnings per common share(1):
     Income before extraordinary gain....      0.45        0.82        0.76       0.76
     Net income..........................      0.45        1.54        0.76       0.76
1997
  Net sales..............................  $365,678    $381,689    $499,836   $548,665
  Gross profit...........................    82,320      90,080     114,662    127,722
  Income (loss) from continuing
     operations..........................    22,405      16,263      16,937    (16,275)
  Income (loss) before extraordinary
     loss................................    20,739      17,577      19,711    (17,980)
  Net income (loss)......................    17,469(4)   17,577      19,711    (25,993)(5)
  Basic earnings (loss) per common
     share(1):
     Income (loss) before extraordinary
       loss..............................      0.74        0.59        0.65      (0.60)
     Net income (loss)...................      0.62        0.59        0.65      (0.86)
  Diluted earnings (loss) per common
     share(1):
     Income (loss) before extraordinary
       loss..............................      0.70        0.56        0.61      (0.60)
     Net income (loss)...................      0.59        0.56        0.61      (0.86)

     (1) Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

     (2) The difference between income (loss) from continuing operations and income (loss) before extraordinary gain (loss) represents the results of the discontinued operations of the packaged ice business, net of income taxes.

     (3) The results for the second quarter of 1998 include an extraordinary gain on the sale of our packaged ice business of $35.5 million, net of income tax, and an extraordinary loss on the early extinguishment of our credit facility of $3.8 million, net of income tax.

     (4) The results for the first quarter of 1997 include a gain on the sale of Puerto Rico tax credits of $18.1 million ($11.5 million after income taxes), partially offset by $3.3 million, net of income tax, of extraordinary losses from early extinguishment of debt repaid with the proceeds of our January 1997 equity offering.

     (5) The results for the fourth quarter of 1997 include merger and other costs of $37.0 million ($34.7 million after income tax benefits) and $8.0 million, net of income tax, of extraordinary losses from early extinguishment of debt repaid with the proceeds of our new senior credit facility in November 1997, along with a gain of $3.7 million from the sale of previously recognized tax credits which resulted in an after tax loss of $1.9 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SUIZA FOODS CORPORATION

                                            By:     /s/ GREGG L. ENGLES
                                              ----------------------------------
                                                       Gregg L. Engles
                                                    Chairman of the Board,
                                                   Chief Executive Officer

                                            By:    /s/ BARRY A. FROMBERG
                                              ----------------------------------
                                                      Barry A. Fromberg
                                                 Executive Vice President and
                                                   Chief Financial Officer

Dated March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

NAME                                                               TITLE                     DATE
----                                                               -----                     ----

                 /s/ GREGG L. ENGLES                    Chief Executive Officer and     March 26, 1999
-----------------------------------------------------       Chairman of the Board
                   Gregg L. Engles

                   /s/ ALAN BERNON                                Director              March 26, 1999
-----------------------------------------------------
                     Alan Bernon

               /s/ CLETES O. BESHEARS                             Director              March 26, 1999
-----------------------------------------------------
                 Cletes O. Beshears

                /s/ HECTOR M. NEVARES                             Director              March 26, 1999
-----------------------------------------------------
                  Hector M. Nevares

                /s/ STEPHEN L. GREEN                              Director              March 26, 1999
-----------------------------------------------------
                  Stephen L. Green

               /s/ ROBERT L. KAMINSKI                             Director              March 26, 1999
-----------------------------------------------------
                 Robert L. Kaminski

                 /s/ DAVID F. MILLER                              Director              March 26, 1999
-----------------------------------------------------
                   David F. Miller

                    /s/ JOHN MUSE                                 Director              March 26, 1999
-----------------------------------------------------
                      John Muse

NAME                                                               TITLE                     DATE
----                                                               -----                     ----

                  /s/ DELTON PARKS                                Director              March 26, 1999
-----------------------------------------------------
                    Delton Parks

                /s/ P. EUGENE PENDER                              Director              March 26, 1999
-----------------------------------------------------
                  P. Eugene Pender

              /s/ JOSEPH S. HARDIN, JR.                           Director              March 26, 1999
-----------------------------------------------------
                Joseph S. Hardin, Jr.

                   /s/ JIM TURNER                                 Director              March 26, 1999
-----------------------------------------------------
                     Jim Turner

                                                                     SCHEDULE II

                    SUIZA FOODS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

     Allowance for doubtful accounts deducted from accounts receivable:

                                                    RECOVERIES
       BALANCE -      CHARGED TO                        OF        WRITE-OFF OF
       BEGINNING    PROFIT & LOSS                    ACCOUNTS     UNCOLLECTIBLE    BALANCE -
YEAR    OF YEAR       OR INCOME      ACQUISITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----   ----------   --------------   ------------   -----------   -------------   ------------
1996     3,225          1,110              232          21            1,645           2,943
1997     2,943          1,838              260           8            1,460           3,589
1998     3,589          4,260           13,836          47            2,429          19,303

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          2.1            -- Amended and Restated Reorganization Agreement
                            (incorporated by reference from our Registration
                            Statement on Form S-1 (File No. 333-1858)).
          3.1            -- Certificate of Incorporation dated September 19, 1994
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755).
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            dated March 27, 1995 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.3            -- Certificate of Correction of Certificate of Amendment to
                            Certificate of Incorporation Dated June 6, 1995
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755)).
          3.4            -- Certificate of Amendment to Certificate of Incorporation
                            dated February 29, 1996 (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997 (File No. 1-12755)).
          3.5            -- Certificate of Amendment to Certificate of Incorporation
                            dated May 15, 1997 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.6            -- Certificate of Amendment of Certificate of Incorporation
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998 (File No.
                            1-12755)).
          3.7            -- Bylaws (incorporated by reference to the Company's
                            Registration Statement on Form S-1 (File No. 333-1858)).
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to our Registration Statement On Form S-1 (File
                            No. 333-1858)).
          4.2            -- Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No.
                            333-1858)).
          4.3            -- Rights Agreement dated March 6, 1998 among us and Harris
                            Trust & Savings Bank, as rights agent, which includes as
                            Exhibit A the Form of Rights Certificate (incorporated by
                            reference from the Registration Statement on Form 8-A
                            filed on March 10, 1998 (File No. 1-12755)).
          4.4            -- Certificate of Trust of Suiza Capital Trust II
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.5            -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust II, dated as of March 24, 1998, among us,
                            as Sponsor, Wilmington Trust Company, as Property
                            Trustee, Wilmington Trust Company, as Delaware Trustee,
                            and Tracy L. Noll, J. Michael Lewis and Joseph B. Armes,
                            as Regular Trustees (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 1998 (File No. 1-12755)).
          4.6            -- Indenture for the 5.5% Convertible Subordinated
                            Debentures, dated as of March 24, 1998, among us and
                            Wilmington Trust Company, as Indenture Trustee
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.7            -- Form of 5.5% Preferred Securities (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.8            -- Form of 5.5% Convertible Subordinated Debenture
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.9            -- Preferred Securities Guarantee Agreement, dated as of
                            March 24, 1998, between us, as Guarantor, and Wilmington
                            Trust Company, as Guarantee Trustee (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).
          4.10           -- Registration Rights Amendment, dated March 24, 1998,
                            between us, Suiza Capital Trust II, and Donaldson,
                            Lufkin, Jenrette Securities Corporation, Bear, Stearns &
                            Co. Inc. and J.P. Morgan & Co. (incorporated by reference
                            from our Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1998 (File No. 1-12755)).
        *10.1            -- Suiza Foods Corporation Exchange Stock Option and
                            Restricted Stock Plan (incorporated by reference to our
                            Registration Statement on Form S-1 (File No. 333-1858)).
        *10.2            -- Suiza Foods Corporation 1995 Stock Option and Restricted
                            Stock Plan (incorporated by reference to our Registration
                            Statement on Form S-1 (File No. 333-18263)).
        *10.3            -- Amended and Restated 1997 Stock Option and Restricted
                            Stock Plan (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1998
                            (File No. 1-12755)).
        *10.4            -- 1997 Employee Stock Purchase Plan (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1997, as amended on October 24,
                            1997 (File No. 1-12755)).
        *10.5            -- First Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.6            -- Second Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.7            -- 1991 Incentive and Nonstatutory Stock Option Plan of
                            Morningstar (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.8            -- 1992 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.9            -- 1994 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-8 (No. 33-53975) filed
                            on June 6, 1994).
        *10.10           -- 1996 Director Stock Option Plan (incorporated by
                            reference from Morningstar's Annual Report on Form 10-K
                            (No. 0-19075) for the year ended December 31, 1996).
        *10.11           -- Country Fresh, Inc. 1989 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
        *10.14           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, C.O. Beshears, William P. Brick, Hector M.
                            Nevares and Tracy L. Noll under the 1995 Stock Option and
                            Restricted Stock Plan (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
        *10.15           -- Form of Restricted Stock Agreement for Messrs. C.O.
                            Beshears and William P. Brick under the 1995 Stock Option
                            and Restricted Stock Plan (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).
        *10.16           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, William P. Brick, Hector M. Nevares and Tracy L.
                            Noll under the 1997 Stock Option and Restricted Stock
                            Plan (incorporated by reference from our Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1997, as
                            amended on October 24, 1997 (File No. 1-12755)).
        *10.17           -- Stock Option Agreement dated as of October 13, 1994 among
                            Country Fresh, Inc. and Delton C. Parks under the Country
                            Fresh, Inc. 1989 Stock Option Plan (incorporated by
                            reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
         10.18           -- Asset Purchase Agreement, dated as of June 11, 1997, by and among DF Acquisition Corp., Dairy Fresh L.P., and us
                            (incorporated by reference from our Current Report on
                            Form 8-K filed July 14, 1997, as amended on August 22,
                            1997 (File No. 1-12755)).
         10.19           -- Stock Purchase Agreement dated June 20, 1997 among us,
                            Peter M. Bernon, Alan J. Bernon, and the other
                            stockholders named therein and the Garelick Companies
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
         10.20           -- Amendment No. 1 to the Stock Purchase Agreement dated
                            July 30, 1997 among us, Peter M. Bernon, Alan J. Bernon,
                            and the other stockholders named therein and the Garelick
                            Companies (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1997,
                            as amended on October 24, 1997 (File No. 1-12755)).
         10.21           -- Stockholders Agreement dated July 31, 1997 among us,
                            Franklin Plastics, Peter M. Bernon and Alan J. Bernon
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
         10.22           -- Agreement and Plan of Merger dated as of September 18,
                            1997 by and among us, CF Acquisition Corp. and Country
                            Fresh, Inc. (incorporated by reference from our
                            Registration Statement on Form S-4 (File No. 333-37861)).
         10.23           -- Agreement and Plan of Merger dated as of September 28,
                            1997 by and among us, SF Acquisition Corp. and The
                            Morningstar Group Inc. (incorporated by reference from
                            our Registration Statement on Form S-4 (File No.
                            333-37869)).
         10.24           -- Agreement and Plan of Merger dated as of January 14, 1998 by and among us, CC Acquisition Corp. and Continental Can
                            Company, Inc. (incorporated by reference from our
                            Registration Statement on Form S-4 (File No. 333-46519)).
         10.25           -- Membership Interest Purchase Agreement and
                            Recapitalization Agreement, dated as of January 31, 1998,
                            by and among us, Dairy Farmers of America, Inc., DFA
                            Investment Company and Land-O-Sun Dairies, Inc.
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.26           -- First Amendment to Membership Interest Purchase Agreement
                            and Recapitalization Agreement, dated as of February 20,
                            1998, by and among LOS Holdings, Inc. (as our assignee),
                            Dairy Farmers of America, Inc., DFA Investment Company
                            and LOS Dairies, Inc. (as assignee of Land-O-Sun Dairies,
                            Inc.) (incorporated by reference from our Current Report
                            on Form 8-K filed on March 9, 1998 (File No. 1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.27           -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust, dated as of February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.28           -- Preferred Securities Guarantee Agreement, dated as of
                            February 20, 1998 (incorporated by reference from our
                            Current Report on Form 8-K filed on March 9, 1998 (File
                            No. 1-12755)).
         10.29           -- Registration Rights Agreement, dated as of February 20,
                            1998, between DFA Investment Company and us (incorporated
                            by reference from our Current Report on Form 8-K filed on
                            March 9, 1998 (File No. 1-12755)).
         10.30           -- Indenture, dated as of February 20, 1998, between us, as
                            Issuer, and Wilmington Trust Company, as Trustee
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.31           -- 5% Convertible Subordinated Debenture due 2018, issued by us to Suiza Capital Trust on February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.34           -- Certificate for Preferred Securities of Suiza Capital
                            Trust, issued to DFA Investment Company on February 20,
                            1998 (incorporated by reference from our Current Report
                            on Form 8-K filed March 9, 1998 (File No. 1-12755)).
         10.35           -- Amended and Restated Credit Agreement dated as of May 22,
                            1998 between us, each of the Lenders identified therein;
                            and First Union National Bank, as administrative agent
                            for the Lenders (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1998 (File No. 1-12755)).
         10.36           -- Consent and Waiver dated as of December 1, 1998 between us, each of the Lenders identified therein; and First
                            Union National Bank, as administrative agent for the
                            Lenders (filed herewith).
         10.37           -- Agreement and Plan of Merger dated as of September 10,
                            1998 by and among us, Broughton Foods Acquisition
                            Corporation and Broughton Foods Company (incorporated by
                            reference from our Quarter by Report on Form 10-Q for the
                            quarter ended September 30, 1998 (File No. 1-12755)).
        *10.38           -- Form of Severance Agreement for our dairy executive
                            officers (filed herewith).
        *10.39           -- Form of Severance Agreement for certain senior officers
                            (filed herewith).
        *10.40           -- Form of Severance Agreement for certain other officers
                            (filed herewith).
        *10.41           -- Form of Severance Agreement for our packaging executive officers (filed herewith).
        *10.42           -- Form of Severance Agreement for certain packaging senior officers (filed herewith).
         11              -- Computation of Per Share Earnings (filed herewith).
         12              -- Statement re computation of ratios (filed herewith).
         21              -- List of Subsidiaries (filed herewith).
         23              -- Consent of Arthur Andersen LLP (filed herewith).
         27              -- Financial Data Schedule (filed herewith).

---------------

* Management or compensatory contract