Form 10-Q
period 1999-03-31
SUIZA FOODS CORP
filed 1999-05-14
CIK 931336

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 001-12755


                             SUIZA FOODS CORPORATION
           (Exact name of the registrant as specified in its charter)


                                  [SUIZA LOGO]

                                 ---------------

         DELAWARE                                          75-2559681
(State or other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         Identification no.)

                        2515 MCKINNEY AVENUE, SUITE 1200
                               DALLAS, TEXAS 75201
                                 (214) 303-3400
               (Address, including zip code, and telephone number,
      including area code, of the registrant's principal executive offices)
                                 ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 3, 1999 the number of shares outstanding of each class of common stock was:

                  Common Stock, par value $.01     33,771,360

================================================================================

                                TABLE OF CONTENTS


                                                                                                                          Page
                                                                                                                          ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements......................................................................................    3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   11

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk................................................   21

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings.........................................................................................   21

         Item 6 - Exhibits and Reports on Form 8-K..........................................................................   22

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                        MARCH 31,   DECEMBER 31,
                                                                                          1999         1998
                                                                                        ----------   ----------
                                                                                       (unaudited)
                                                                Assets
Current assets:
   Cash and cash equivalents ........................................................   $   67,901   $   54,922
   Temporary investments ............................................................        8,111        9,216
   Accounts receivable ..............................................................      447,749      452,185
   Inventories ......................................................................      229,062      223,338
   Prepaid expenses and other current assets ........................................       16,319       25,924
   Refundable income taxes ..........................................................        7,669       24,455
   Deferred income taxes ............................................................       22,565       23,859
                                                                                        ----------   ----------
   Total current assets .............................................................      799,376      813,899

Property, plant and equipment, net ..................................................      893,845      846,956
Deferred income taxes ...............................................................        2,434        2,528
Intangible and other assets .........................................................    1,385,545    1,350,400
                                                                                        ----------   ----------

Total ...............................................................................   $3,081,200   $3,013,783
                                                                                        ==========   ==========

                                                 Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses ............................................   $  504,296   $  500,303
   Income taxes payable .............................................................        9,629       18,876
   Subsidiary lines of credit and current portion of long-term debt .................       55,292       39,892
                                                                                        ----------   ----------
   Total current liabilities ........................................................      569,217      559,071

Long-term debt ......................................................................      923,730      893,077
Other long-term liabilities .........................................................       61,313       64,449
Deferred income taxes ...............................................................       34,703       28,702

Mandatorily redeemable convertible trust issued preferred securities ................      683,068      682,938
Minority interest in subsidiaries ...................................................      131,629      129,775

Commitments and contingencies
Stockholders' equity:
   Common stock, 33,720,725 and 33,598,074 shares issued and outstanding ............          337          336
   Additional paid-in capital .......................................................      450,406      446,230
   Retained earnings ................................................................      225,732      204,859
   Accumulated other comprehensive income ...........................................        1,065        4,346
                                                                                        ----------   ----------
   Total stockholders' equity .......................................................      677,540      655,771
                                                                                        ----------   ----------

Total ...............................................................................   $3,081,200   $3,013,783
                                                                                        ==========   ==========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                        -------------------------------
                                                                                            1999                 1998
                                                                                        -----------         -----------
                                                                                                   (unaudited)
Net sales...........................................................................    $ 1,153,186         $   593,121
Cost of sales.......................................................................        920,627             456,148
                                                                                        -----------         -----------
Gross profit........................................................................        232,559             136,973
Operating costs and expenses:
   Selling and distribution.........................................................        121,855              70,201
   General and administrative.......................................................         39,104              19,445
   Amortization of intangibles......................................................          9,924               5,738
                                                                                        -----------         -----------
   Total operating costs and expenses...............................................        170,883              95,384
                                                                                        -----------         -----------

Operating income....................................................................         61,676              41,589
Other (income) expense:
   Interest expense, net............................................................         15,943              13,402
   Financing charges on preferred securities........................................          9,647               1,249
   Other income, net................................................................           (507)               (702)
                                                                                        -----------         -----------
   Total other expense..............................................................         25,083              13,949
                                                                                        -----------         -----------

Income from continuing operations before income taxes and minority interests........         36,593              27,640
Income taxes........................................................................         14,012               9,587
Minority interest in earnings.......................................................          1,708
                                                                                        -----------         -----------
Income from continuing operations...................................................         20,873              18,053
Loss from discontinued operations...................................................                             (3,161)
                                                                                        -----------         -----------

Net income..........................................................................    $    20,873         $    14,892
                                                                                        ===========         ===========

Net income applicable to common stock...............................................    $    20,873         $    14,805
                                                                                        ===========         ===========

Average common shares:    Basic.....................................................     33,642,148          30,727,958
Average common shares:    Diluted...................................................     36,206,652          33,821,891

Basic earnings per common share:
   Income from continuing operations................................................    $      0.62         $      0.58
   Loss from discontinued operations................................................                              (0.10)
                                                                                        -----------         -----------
   Net income.......................................................................    $      0.62         $      0.48
                                                                                        ===========         ===========

Diluted earnings per common share:
   Income from continuing operations................................................    $      0.60         $      0.54
   Loss from discontinued operations................................................                              (0.09)
                                                                                        -----------         -----------
   Net income.......................................................................    $      0.60         $      0.45
                                                                                        ===========         ===========

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          1999         1998
                                                                                      -----------    -------------
                                                                                              (unaudited)
Cash flows from operating activities:
    Net income ......................................................................   $  20,873    $  14,892
    Adjustments to reconcile net income to net cash provided by operating activities:
        Loss from discontinued operations ...........................................                    3,161
        Depreciation and amortization ...............................................      30,683       16,110
        Minority interest ...........................................................       1,708
        Deferred income taxes .......................................................       7,389        5,136
        Other .......................................................................       2,591          (69)
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ......................................................       7,636      (12,199)
           Inventories ..............................................................      (3,308)     (10,844)
           Prepaid expenses and other assets ........................................          32        1,647
           Accounts payable, accrued expenses and other liabilities .................      (3,282)      13,509
           Income taxes .............................................................       8,725          816
                                                                                        ---------    ---------
             Net cash provided by continuing operations .............................      73,047       32,159
             Net cash used by discontinued operations ...............................                   (3,712)
                                                                                        ---------    ---------
             Net cash provided by operating activities ..............................      73,047       28,447
                                                                                        ---------    ---------

Cash flows from investing activities:
   Additions to property, plant and equipment .......................................     (57,149)     (20,004)
   Cash outflows for acquisitions ...................................................     (48,052)    (259,355)
   Other ............................................................................       1,586          282
                                                                                        ---------    ---------
             Net cash used by continuing operations .................................    (103,615)    (279,077)
             Net cash used by discontinued operations ...............................                   (7,379)
                                                                                        ---------    ---------
             Net cash used by investing activities ..................................    (103,615)    (286,456)
                                                                                        ---------    ---------

Cash flows from financing activities:
   Proceeds from the issuance of debt ...............................................      47,722      237,278
   Repayment of debt ................................................................      (3,745)    (515,016)
   Issuance of  common stock, net of expenses .......................................         774       13,034
   Issuance of trust issued preferred securities, net of expenses ...................                  582,500
   Distributions to minority interest ...............................................      (1,204)
   Other ............................................................................                     (150)
                                                                                        ---------    ---------
             Net cash provided by financing activities ..............................      43,547      317,646
                                                                                        ---------    ---------

   Increase in cash and cash equivalents ............................................      12,979       59,637
   Cash and cash equivalents, beginning of period ...................................      54,922       24,388
                                                                                        =========    ---------
   Cash and cash equivalents, end of period .........................................   $  67,901    $  84,025
                                                                                        =========    =========

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated financial statements contained in this report are unaudited. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 1999 may not be indicative of our operating results for the full year. The financial statements contained in this report should be read in conjunction with our 1998 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

2.       TEMPORARY INVESTMENTS

         Temporary investments consisted of U.S. Government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year and highly rated commercial paper. The carrying value of temporary investments approximated market value.

3.       INVENTORIES


                                                   AT MARCH 31,  AT DECEMBER 31,
                                                      1999            1998
                                                   ------------   ------------
                                                        (IN THOUSANDS)

  Raw materials and supplies ...................   $    113,672   $    113,118
  Finished goods ...............................        115,390        110,220
                                                   ------------   ------------
       Total ...................................   $    229,062   $    223,338
                                                   ============   ============

4.       DEBT


                                                      AT MARCH 31,  AT DECEMBER 31,
                                                          1999           1998
                                                      ------------    ------------
                                                            (IN THOUSANDS)
Senior credit facility ............................   $    730,000    $    719,500

Subsidiary debt obligations:
    Lines of credit ...............................         59,755          46,160
    Senior secured notes ..........................        131,078         131,078
    Industrial development revenue bonds ..........         12,428          12,635
    Capital lease obligations and other ...........         45,761          23,596
                                                      ------------    ------------
                                                           979,022         932,969

Less subsidiary lines of credit and current portion        (55,292)        (39,892)
                                                      ============    ============
    Total .........................................   $    923,730    $    893,077
                                                      ============    ============


         Senior Credit Facility -- Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes, including the financing of acquisitions. Our senior credit facility expires March 31, 2003, unless extended in accordance with its terms.

         Amounts outstanding under our senior credit facility bear interest at a rate per annum equal to one of the following rates, at our option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on our ratio of defined indebtedness to EBITDA. We pay a commitment fee on unused amounts of the senior credit facility that ranges from 15 to 23 basis points, based on our ratio of defined indebtedness to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The interest rate in effect on our senior credit facility, including the applicable interest rate margin, was 5.7% at March 31, 1999.

         Our senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to defined interest expense). In addition, the senior credit facility requires that we maintain a minimum level of defined net worth. The senior credit facility also contains limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property. Our senior credit facility is secured by the capital stock of certain of our subsidiaries.

         Subsidiary Debt Obligations -- The debt obligations of our subsidiaries include lines of credit, senior secured notes, industrial development revenue bonds and other obligations.

         Borrowings under our subsidiaries' lines of credit are generally subject to limitations based on a borrowing base and bear interest generally at floating interest rates. Outstanding borrowings under these lines of credit, which at March 31, 1999 included only foreign subsidiary borrowings, have been classified as a current liability since such borrowings are expected to be repaid within one year.

         Plastic Containers, Inc., a subsidiary of our wholly-owned subsidiary Continental Can, Inc., issued senior secured notes in December 1996. The notes:

    o   have an original par value of $125 million,
    o   are due in 2006,
    o bear interest at a fixed interest rate of 10% payable semi-annually in July and December of each year, and
    o are secured by the stock of certain of Plastic Containers, Inc.'s subsidiaries, as well as substantially all of the assets of Plastic Containers, Inc., other than inventory, receivables and certain equipment.

In connection with our acquisition of Continental Can, Inc. in May 1998, these notes were revalued to fair value using a market yield of 8.6% resulting in a premium of $10.4 million at acquisition date. This premium is being amortized as an adjustment to interest expense over the life of the notes. These notes are redeemable, in whole or in part, at the option of Plastic Containers, Inc., beginning on December 16, 2001, at an initial price of 105% of par value, declining ratably each year to par value on December 15, 2004. In addition, the indenture requires Plastic Containers, Inc. to offer to redeem the notes at a redemption price of 101% of par value in the event of a change in control, and at 100% of par value upon the occurrence of certain other events. Our tender offer to redeem these notes in connection with our acquisition resulted in the redemption of $3.8 million of these notes. The indenture places certain restrictions on Plastics Containers, Inc. regarding the payment of dividends, additional liens, disposition of the proceeds of asset sales, sale and leaseback transactions and additional borrowings.

         Certain of our subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at March 31, 1999, ranged from 3.20% to 3.35%.

         Other subsidiary debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

         Interest Rate Agreements -- We have interest rate derivative agreements in place, including interest rate caps, swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under our senior credit facility.

         The following table summarizes our various interest rate agreements as of March 31, 1999:


                                                                                            NOTIONAL
                                                                                             AMOUNT
                                                                                         --------------
                                                                                         (IN THOUSANDS)
              Interest rate caps with an interest rate limit of 8% expiring March 2000      $  60,000
              Interest rate swaps with interest rates ranging from 6.03% to 6.14%
              expiring between December 2000 and December 2003......................          435,000
              Interest rate collars with an interest rate range of 6.08% to 7.5%
              expiring between December 2002 and June 2003..........................          100,000

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

         We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

5.       ACQUISITIONS

         During the first quarter of 1999, we completed the acquisitions of three small businesses in our dairy segment including:

    o Ultra Products, L.L.C., a manufacturer of shelf-stable coffee creamers that has become part of our Morningstar division,
    o   New England Dairies, located in our Northeast region, and
    o   Thompson Beverage Systems, L.P., a beverage packaging design company.

         All of these acquisitions were funded primarily through borrowings under our senior credit facility with the exception of the acquisition of Thompson Beverage Systems, L.P. Our acquisition of Thompson Beverage Systems, L.P. was funded at closing through the issuance of 77,233 shares of our common stock.

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

6.       BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         We currently have two reportable segments: dairy and packaging. In our dairy segment, we manufacture and distribute primarily fluid milk (including flavored milks), ice cream and novelties, dairy and non-dairy coffee creamers, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dairy and non-dairy frozen whipped toppings. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee. Our plastic packaging segment manufactures primarily rigid plastic bottles and containers for dairy manufacturers, bottled water processors, beverage manufacturers, and consumer and industrial products companies. Our packaging segment also produces metal cans, plastic bags and plastic films.

         The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 1998 consolidated financial statements, contained in our 1998 Annual Report in Form 10-K.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

         The amounts in the following tables are derived from reports used by our executive management team:


FIRST QUARTER 1999 (in 000's)                   DAIRY     PACKAGING   SEGMENT TOTAL
-----------------------------                ----------   ----------   ----------
Revenues from external customers .........   $  977,665   $  175,521   $1,153,186
Intersegment revenues ....................        6,857        8,529       15,386
Segment operating income .................       49,895       17,708       67,603
Total segment assets .....................    2,199,566      829,759    3,029,325

FIRST QUARTER 1998 (in 000's)
----------------------------
Revenues from external customers .........   $  555,973   $   37,148   $  593,121
Intersegment revenues ....................        2,375        5,151        7,526
Segment operating income .................       41,330        4,310       45,640
Total segment assets .....................    1,504,622      210,613    1,715,235

         The following are reconciliations of reportable segment amounts to our consolidated totals:


                                                                        CORPORATE/
FIRST QUARTER 1999 (in 000's)                  SEGMENT       OTHER        TOTAL
-----------------------------                ----------   ----------    ----------
Segment operating income .................   $   67,603   $   (5,927)   $   61,676
Total segment assets .....................    3,029,325       51,875     3,081,200

FIRST QUARTER 1998 (in 000's)
-----------------------------
Segment operating income .................   $   45,640   $   (4,051)   $   41,589
Total segment assets .....................    1,715,235      231,513     1,946,748

         Geographic information for the first quarter of 1999 (in 000's):

                                       REVENUES    LONG-LIVED ASSETS
                                      ----------   ------------------
          United States ...........   $1,038,365   $        2,071,390
          Puerto Rico .............       59,793              122,573
          Europe ..................       55,028               85,428
                                      ----------   ------------------
          Total ...................   $1,153,186   $        2,279,391


         No customer within either segment represents greater than ten percent of our consolidated revenues.

7.       COMPREHENSIVE INCOME

         During 1998 we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income was $21.9 million for the three month period ended March 31, 1999, which included net income as reported and comprehensive income adjustments primarily for foreign currency gains of $1.6 million ($1.0 million net of taxes) for the three month period ended March 31, 1999. Consolidated comprehensive income was equal to consolidated net income for the three month period ended March 31, 1998.

8.       SUBSEQUENT EVENTS

         On April 29, 1999, we agreed to sell a majority interest in our U.S. plastic packaging operations to Consolidated Container Company LLC, a newly formed company to be controlled by Vestar Capital Partners III, L.P. Pursuant to the proposed transaction, our U.S. plastic packaging operations (Franklin Plastics, Inc. and Plastic Containers, Inc.) would be combined with Vestar Capital Partners' Reid Plastics Holdings, Inc. Consolidated Container Company LLC would assume approximately $135 million of our existing debt, and would repay to us at closing our intercompany debt and preferred stock investment of approximately $367 million. If the proposed transaction is completed, Vestar Capital Partners and certain of its affiliates will own a 51% interest, and we and the minority interest shareholders of Franklin Plastics, Inc. will own a 43% and 6% interest, respectively, in Consolidated Container Company LLC. Our interest would be accounted for under the equity method of accounting. Closing of the transaction is expected to occur on or about July 1, 1999, subject to certain customary conditions.

         During the second quarter of 1999, we repurchased 79,700 shares of our common stock for a total purchase price of approximately $3.0 million pursuant to a share repurchase program authorized by our Board of Directors on September 15, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We are a leading manufacturer and distributor of dairy products and a leading manufacturer of rigid plastic packaging in the United States. The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales (dollars in thousands):


                                                 THREE MONTHS ENDED MARCH 31,
                                   ---------------------------------------------------------
                                             1999                            1998
                                   --------------------------     --------------------------
                                                     % OF                           % OF
                                    DOLLARS        NET SALES       DOLLARS        NET SALES
                                   -----------    -----------     -----------    -----------
Net sales:
     Dairy ....................... $   977,665                    $   555,973
     Packaging ...................     175,521                         37,148
                                   -----------                    -----------
         Total ...................   1,153,186          100.0%        593,121          100.0%
Cost of sales ....................     920,627           79.8         456,148           76.9
                                   -----------    -----------     -----------    -----------
Gross profit .....................     232,559           20.2         136,973           23.1

Operating expenses:
     Selling and distribution ....     121,855           10.6          70,201           11.8
     General and administrative...      39,104            3.4          19,445            3.3
     Amortization of intangibles..       9,924            0.9           5,738            1.0
                                   -----------    -----------     -----------    -----------
         Total ...................     170,883           14.9          95,384           16.1

Operating income (loss):
     Dairy .......................      49,895            4.3          41,330            7.0
     Packaging ...................      17,708            1.5           4,310            0.7
     Corporate ...................      (5,927)          (0.5)         (4,051)          (0.7)
                                   -----------    -----------     -----------    -----------
         Total ................... $    61,676            5.3%    $    41,589            7.0%


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

          Net Sales

          Net sales increased 94.4% to $1.15 billion in the first quarter of 1999 from $593.1 million in the first quarter of 1998. Net sales in our dairy segment increased 75.8%, or $421.7 million, to $977.7 million in 1999 from $556.0 million for 1998, primarily due to acquisitions. Net sales in our packaging segment grew to $175.5 million in the first quarter of 1999 from $37.1 million in the first quarter of 1998, due to our acquisition of Continental Can in the second quarter of 1998, our acquisitions of several smaller businesses during 1998 and our opening of several new facilities.

         Cost of Sales

         Our cost of sales ratio was 79.8% in the first quarter of 1999 compared to 76.9% in the same period in 1998. At our dairy operations the cost of sales ratio rose to 80.4% in 1999 compared to 77.0% in 1998. This increase is due to a higher basic formula price for milk and the effect of lower margins from newly acquired businesses. Our packaging operations cost of sales ratio rose to 76.8% in the first period of 1999 from 75.7% in the first period of 1998 primarily due to the inclusion in the 1999 period of Continental Can, which operates with a higher overall cost of sales ratio.

         Operating Expenses

         Our operating expense ratio was 14.9% in the first quarter of 1999 compared to 16.1% in the first quarter of 1998. The dairy operating expense ratio improved to 14.5% in 1999 compared to 15.6 % in 1998 mostly due to efficiencies in selling and general and administrative costs. The operating expense ratio in our packaging segment increased to 13.2% in 1999 from 12.8% in 1998 due to the addition of Continental Can.

         Operating Income

         Operating income in the first quarter of 1999 was $61.7 million, an increase of 48.3% from first quarter 1998 operating income of $41.6 million. Our operating income margin decreased to 5.3% in the first quarter of 1999 from 7.0% in the comparable period of 1998. This decline is primarily due to a higher basic formula price for milk and to lower margins at companies acquired in 1998, partly offset by improved operating efficiencies in our dairy segment.

         Other (Income) Expense

         Interest expense increased to $15.9 million in the first quarter of 1999 from $13.4 million in 1998 primarily due to increased levels of debt used to finance acquisitions. Financing charges on preferred securities increased to $9.6 million in the first quarter of 1999 from $1.2 million in 1998, reflecting a full quarter's charges in 1999 for

    o the issuance on February 20, 1998 of $100 million of 5.0% preferred securities related to our acquisition of Land-O-Sun, and
    o the issuance on March 24, 1998 of $600 million of 5.5% preferred securities.

         Discontinued Operations

         In the first quarter of 1998 we reported a loss from discontinued operations of $3.2 million, net of a tax benefit of $2.1 million, related to the sale of our packaged ice business. The sale was consummated in April 1998.

         Net Income

         We reported net income of $20.9 million in the first quarter of 1999 compared to $14.9 million in 1998. Income from continuing operations was $20.9 million in 1999 compared to $18.1 million in 1998.

RECENT DEVELOPMENTS

         Partial Sale of our U.S. Plastic Packaging Operations

         On April 29, 1999, we agreed to sell a majority interest in our U.S. plastic packaging operations to Consolidated Container Company LLC, a newly formed company to be controlled by Vestar Capital Partners III, L.P., a private equity firm. Closing of the proposed transaction is subject to customary conditions, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, receipt of acceptable financing for Consolidated Container Company LLC and receipt of certain third party consents. The closing is expected to occur on or about July 1, 1999; however, there can be no assurance that the proposed transaction will be completed within the currently anticipated timeframe or at all. For more information about the proposed transaction, please see Note 8 to our Condensed Consolidated Financial Statements contained in this report.

         Acquisitions

         We have completed three small acquisitions during 1999, all of which have been in our dairy segment, including:

    o Ultra Products, L.L.C. - a manufacturer of shelf-stable coffee creamers that has become a part of our Morningstar division,
    o   New England Dairies - located in our Northeast region, and
    o   Thompson Beverage Systems, L.P., a beverage packaging design company.

         For more information about these acquisitions, see Note 5 to our Condensed Consolidated Financial Statements contained in this report.

         On April 28, 1999, we reached an agreement with the U.S. Department of Justice Antitrust Division to settle the civil antitrust lawsuit brought by the Department of Justice against us and Broughton Foods Company in March 1999 to enjoin our proposed merger with Broughton Foods Company. For more information about the settlement, please see Part II, Item 1 of this report entitled "Legal Proceedings." As a result of the requirements of the proposed settlement, on April 28, 1999, we entered into an amendment to the September 1998 Agreement and Plan of Merger between us and Broughton Foods Company pursuant to which the consideration to be received by all stockholders of Broughton Foods Company (other than certain affiliates of Broughton Foods Company) was lowered from $19 cash per share to $16.50 cash per share. Also, certain affiliates of Broughton will now sell an aggregate of 2 million shares of Broughton Foods Company to us for $11.25 per share, plus the contingent right to receive $1.25 per share if certain conditions are satisfied. The amendment to the Agreement and Plan of Merger is subject to the approval of Broughton's stockholders. Assuming all conditions to closing are satisfied, we anticipate closing the proposed acquisition in June 1999. Either party may terminate the amended merger agreement if the transaction is not closed by June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999, we had total stockholders' equity of $677.5 million, total indebtedness of $979.0 million (including long-term debt and the current portion of long-term debt) and $683.1 million of mandatorily redeemable convertible trust issued preferred securities. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

         Cash Flow

         Historically, we have met our working capital needs with cash flow from operations along with borrowings under our senior credit facility. Net cash provided by continuing operations was $73.0 million for the first quarter of 1999 as contrasted to $32.2 million for the first quarter of 1998. Investing activities in the first quarter of 1999 included approximately $57.1 million in capital expenditures of which $44.0 million was spent in our dairy segment, $10.8 million was spent in our packaging segment, and $2.3 million was spent at corporate. Investing activities during the first quarter of 1999 also included $48.1 million of cash paid for acquisitions.

         Current Debt Obligations

         On May 29, 1998 we amended our senior credit facility. Pursuant to this amendment, we terminated and repaid the term loan facility and expanded the revolving loan facility to $1 billion. At March 31, 1999, approximately $235.9 million was available under our senior credit facility. For more information regarding our debt obligations, see Note 4 to our Condensed Consolidated Financial Statements contained in this report.

         Future Capital Requirements

         We have budgeted a total of approximately $150 to $160 million in capital expenditures during 1999, of which $57 million has been spent to date. We intend to spend approximately $60 to $70 million in our dairy segment during the remainder of 1999 to expand and maintain our manufacturing facilities and for fleet replacement. We have budgeted capital expenditures of approximately $30 to $40 million during the remainder of 1999 in our packaging segment (which may not be fully spent if the proposed sale of a majority interest in our U.S. plastic packaging operations is completed).

         In addition, we have a current commitment, subject to certain conditions, to expend approximately $85 million on the proposed acquisition of Broughton Foods Company, which is expected to be completed in June 1999. We expect to fund this acquisition out of cash flow from operations and/or from borrowings under our senior credit facility.

         We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the remainder of 1999 and for the foreseeable future. In the future, we intend to pursue additional acquisitions in our existing regional markets as well as new markets, and to seek strategic acquisition opportunities that are compatible with our core business. We expect to fund future acquisitions out of cash flow from operations and/or from borrowings under our senior credit facility. If necessary, we believe that we also have the ability to secure additional financing to pursue this strategy. If the currently proposed sale of a majority interest in our U.S. plastic packaging operations is completed, we intend to use the proceeds to fund acquisitions in our dairy segment, and possibly to repurchase a portion of our outstanding common stock. There can be no assurance, however, that we will close the proposed sale of a majority interest in our packaging segment, or that, if that transaction is not closed, we will have sufficient other resources to realize our acquisition and consolidation strategy.

KNOWN TRENDS AND UNCERTAINTIES

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

         We are currently engaged in a comprehensive project to identify and address any Year 2000 issues that may adversely impact our business. The areas being assessed are: enterprise systems and related applications; plant floor systems and equipment; personal computers and related applications; networks and communications; supplier and customer chains; internal and external Electronic Data Interchange and associated interfaces; and miscellaneous equipment (time clocks, postage machines, facsimiles, etc.). These areas relate not only to "information technology" but also to all segments of our business.

         A project team consisting of corporate and regional employees representing key segments of our business is guiding our Year 2000 compliance effort. This team has developed a structured approach that includes detailed specific tasks needed to satisfy Year 2000 compliance. The plan is broken into five phases including awareness, assessment/inventory, remediation, certification and testing. These phases are designed to enable us to comprehensively and effectively track all activities. External consultants are being utilized to assist in compliance efforts.

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

         We have incurred and expensed approximately $2.5 million through March 31, 1999 for remediation costs associated with our Year 2000 compliance activities and we expect to incur and expense an additional $3.5 million in the future to remediate our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, we have also capitalized approximately $6 million of capital expenditures through March 31, 1999 for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses pursuant to our Year 2000 compliance activities and our on-going information systems development plan and we have budgeted an additional $7 million of capital expenditures for the remainder of 1999 for the purchase of additional replacement systems. Budgeted amounts are based on our conservative estimates and actual results could differ as the plan is further implemented.

         Euro Currency Conversion

         Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's pending conversion to a new common currency, the "euro." This conversion is expected to be implemented over a three year period. On January 1, 1999, the euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies was fixed. In 2002, the euro will replace the individual nation's currencies. Since our packaging group has plants, and otherwise conducts business, in Europe, the conversion to the euro will have an effect on us. We are currently considering the specific nature of the impact of the conversion on our operations, but we currently believe that there will be no material adverse impact of the conversion on our operations or financial performance.

         Trends in Tax Rates

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

         We may have difficulties executing our acquisition strategy, which could affect our growth and financial condition.

         We intend to expand our business primarily through acquisitions. Our ability to expand through acquisitions is subject to various risks, including

    o   limitations on our financing sources,

    o   rising acquisition prices,

    o increased antitrust constraints on our proposed acquisitions and acquisition strategy, and

    o   fewer suitable acquisition candidates.

         If we are not able to expand our business through acquisitions at the rate we have planned, our stock price may be adversely affected.

        If we fail to effectively manage our growth, our business could be adversely affected.

        We have expanded our operations rapidly in recent years and intend to continue this expansion. This rapid growth places a significant demand on our management and our financial and operational resources. Our growth strategy is subject to various risks, including

    o inability on our part to successfully integrate or operate acquired businesses,

    o   inability to retain key customers of acquired businesses, and

    o inability to realize or delays in realizing expected benefits from our increased size.

The integration of businesses we have acquired or may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the size and growth of our business, our operations and financial results could be affected, both materially and adversely.

         Our failure to successfully compete could adversely affect our prospects and financial results.

         Our businesses are subject to intense competition. We have many competitors in each of our major product, service and geographic markets, and some of these competitors are larger, more established and better capitalized. If we fail to successfully compete against our competitors, our business will be adversely affected.

        Our dairy business is subject to significant competition from dairy operations and large national food service distributors that operate in our markets. Competition in the dairy business is based primarily on

    o   service,
    o   price,
    o   brand recognition,
    o   quality, and
    o   breadth of product line.

        The dairy industry has excess production capacity and has been consolidating for many years. This excess production capacity is the result of

    o   improved manufacturing techniques,

    o the establishment of captive dairy operations by large grocery retailers, and

    o   limited growth in the demand for fresh milk products.

        We could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

        We compete in the packaging business on the basis of a number of factors, including price, quality and service. Our principal competitors in this business are larger independent manufacturing companies and vertically integrated food and industrial companies that operate captive packaging manufacturing facilities.

        Our substantial debt and other financial obligations expose us to risks that could adversely affect our financial condition.

        As of March 31, 1999, we had substantial debt and other financial obligations, including

    o $979.0 million of borrowings (including $730.0 million under our senior credit facility, $59.8 million under our subsidiary lines of credit and $189.2 million of subsidiary debt obligations), and

    o $683.1 million of 5.0% preferred securities and 5.5% preferred securities.

        Those amounts compare to our stockholders' equity of $677.5 million as of March 31, 1999.

        Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes. As of March 31, 1999, we would have been able to borrow an additional $235.9 million under our senior credit facility. We have pledged the stock of some of our subsidiaries to secure this facility and the assets of other subsidiaries to secure other indebtedness. Our senior credit facility and related debt service obligations

    o limit our ability to obtain additional financing in the future without obtaining prior consent,

    o require us to dedicate a significant portion of our cash flow to the payment of interest on our debt, which reduces the funds we have available for other purposes,

    o limit our flexibility in planning for, or reacting to, changes in our business and market conditions, and

    o   impose on us additional financial and operational restrictions.

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

        Increases in our raw material costs could adversely affect our profitability.

        The most important raw materials that we use in our operations are raw milk, cream (including butterfat) and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. In many cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our profitability and financial performance.

        Changes in regulations could adversely affect many aspects of our business.

         Under the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. In 1996, the U.S. Congress passed legislation to phase out the Federal Milk Marketing Order program. This program is currently scheduled to be phased out by October 1999. The U.S. Department of Agriculture ("USDA") has also recently issued final rules which would implement changes to this program, including changes in pricing classifications for certain dairy products. An additional bill has been introduced in Congress to override the USDA's final rules and implement other proposed pricing changes. We do not know which, if any, of the various proposed changes will be adopted, and we do not know what effect any final legislation or the termination of this federal program will have on the market for dairy products. In addition, various states have adopted or are considering adopting compacts among milk producers, which would establish minimum prices paid by milk processors, including us, to raw milk producers. We do not know whether new compacts will be adopted or the extent to which these compacts would increase the prices we pay for milk.

         As a manufacturer and distributor of food products, we are subject to federal, state and local laws and regulations relating to

    o   food quality,
    o   manufacturing standards,
    o   labeling, and
    o   packaging.

         Our operations are subject to other federal, foreign, state and local governmental regulation, including laws and regulations relating to occupational health and safety, labor, discrimination and other matters. Material changes in these laws and regulations could have positive or adverse effects on our business.

         Our business involves risks of product liability claims which could result in significant costs.

         We sell food products for human consumption, which involves risks such as

    o   product contamination or spoilage,
    o   product tampering, and
    o   other adulteration of food products.

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

         An actual or alleged problem with the quality or safety of products at any of our facilities could result in

    o   product withdrawals,
    o   product recalls,
    o   negative publicity,
    o   temporary plant closings, and
    o   substantial costs of compliance.

         Any of these events could have a material and adverse effect on our financial condition.

         Loss of key personnel could adversely affect our business.

         Our success depends to a large extent on the skills, experience and performance of our executive management. The loss of one or more of these persons could hurt our business. We do not maintain key man life insurance on any of our executive officers or directors.

         Failure to complete the sale of our packaging business could affect our liquidity and our stock price.

         On April 29, 1999, we agreed to sell a majority interest in our U.S. plastic packaging operations to Consolidated Container Company LLC, a newly formed company to be controlled by affiliates of Vestar Capital Partners III, L.P., a private equity firm. For more information about the proposed transactions, see our discussion of "Recent Developments" on page 11. We expect the transaction to close on or about July 1, 1999. However, completion of the proposed transaction is subject to customary conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, obtaining third party consents to the transaction and the consummation of acceptable financing for Consolidated Container Company LLC. There can be no assurance that the proposed transaction will close by July 1, 1999 or ever. If the transaction is not completed, we may be forced to raise funds through the sale of equity or by incurring more expensive indebtedness in order to pursue our present acquisition and consolidation strategy.

         Year 2000 problems for us or our suppliers or customers could increase our liabilities or expenses and impact our profitability.

         We are in the process of addressing our Year 2000 computer issues. If we do not complete the necessary systems modifications on a timely basis or if important service providers, suppliers or customers are unable to resolve their Year 2000 issues in a timely manner, our operations could be adversely affected and we could experience increased liabilities and expenses as a result.

         Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.

        Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any such transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws

        o authorize our board of directors to issue preferred stock in series with the terms of each series to be fixed by our board of directors,

        o divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year,

        o   permit directors to be removed only for cause, and

        o specify advance notice requirements for stockholder proposals and director nominations.

        In addition, with some exceptions, the Delaware General Corporation Law restricts mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

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

        Environmental regulations could result in charges or increase our costs of doing business.

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


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         At March 31, 1999, we had interest rate derivative agreements in place, including interest rate caps, swaps and collars which have been designated as hedges against our variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate agreements:


                    TYPE              INTEREST RATE LIMITS   NOTIONAL AMOUNTS  EXPIRATION DATE
                    ----              --------------------   ----------------  ---------------
                    Caps..........            8.0%            $60.0 million         March 2000
                    Swaps.........       6.03% to 6.14%       110.0 million      December 2000
                                                               50.0 million         March 2001
                                                              225.0 million      December 2002
                                                               50.0 million      December 2003
                    Collars.......      6.08% and 7.50%       100.0 million      December 2002
                                                                                  To June 2003

         The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facility (5.70% at March 31, 1999, including the LIBOR margin) at the interest rates specified above until the indicated expiration dates of these interest rate derivative agreements.

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


                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On April 28, 1999, we reached an agreement with the U.S. Department of Justice Antitrust Division (the "DOJ") to settle the civil antitrust lawsuit brought by the DOJ against us and Broughton Foods Company in March 1999 to enjoin our proposed merger with Broughton Foods Company. The settlement allows us to complete our proposed merger with Broughton Foods Company, conditioned upon our agreement to sell the business conducted at Broughton Foods Company's Southern Belle Dairy based in Pulaski County, Kentucky. Pursuant to the proposed settlement, we must sell the Southern Belle Dairy to a buyer acceptable to the DOJ by October 29, 1999. The settlement is subject to approval by the U.S.

District Judge for the Eastern District of Kentucky London Division where the DOJ's antitrust lawsuit is currently pending. Before the settlement is approved by the court, it must be submitted for public comment for a period of 60 days, but the parties may close the merger prior to final approval of the settlement.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

       11         Statement re computation of per share earnings.

       27         Financial Data Schedules

(b) Reports on Form 8-K

        o We filed a Current Report on Form 8-K on February 12, 1999 in connection with our announcement of earnings for the quarter and year ended December 31, 1998.

        o We filed a Current Report on Form 8-K on May 5, 1999 in connection with our announcements of the proposed sale of a majority interest in our U.S. plastic packaging operations, and the settlement of the antitrust lawsuit brought against us in connection with our proposed acquisition of Broughton Foods Company.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SUIZA FOODS CORPORATION

                                     /s/ Barry A. Fromberg
                                     -------------------------------------------
                                     Barry A. Fromberg Executive Vice President,
                                     Chief Financial Officer (Principal
                                     Accounting Officer)

Date: May 14, 1999

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                DESCRIPTION
   -------                               -----------
     11         Statement re computation of per share earnings

     27         Financial Data Schedules