Form 10-Q
period 1999-06-30
SUIZA FOODS CORP
filed 1999-08-13
CIK 931336

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               [SUIZA FOOD LOGO]

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

         As of August 9, 1999 the number of shares outstanding of each class of common stock was:

                   Common Stock, par value     $.01 33,744,127

================================================================================

                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

Item 1 -       Financial Statements..............................................................................  3

Item 2 -       Management's Discussion and Analysis of Financial Condition and Results of Operations............  13

Item 3 -       Quantitative and Qualitative Disclosures About Market Risk.......................................  23

PART II - OTHER INFORMATION

Item 4 -       Submission of Matters to a Vote of Security Holders..............................................  24

Item 6 -       Exhibits and Reports on Form 8-K.................................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1999             1998
                                                                                    -----------     ------------
                                                                                    (unaudited)
                                                                                        (Dollars in thousands)
                                                    Assets
Current assets:
   Cash and cash equivalents ...................................................    $    57,338      $    54,922
   Temporary investments .......................................................          8,612            9,216
   Accounts receivable, net ....................................................        428,557          452,185
   Inventories .................................................................        231,789          223,338
   Prepaid expenses and other current assets ...................................         15,634           25,924
   Net assets held for sale ....................................................         15,000
   Refundable income taxes .....................................................          7,908           24,455
   Deferred income taxes .......................................................         23,449           23,859
                                                                                    -----------      -----------
   Total current assets ........................................................        788,287          813,899

Property, plant and equipment, net .............................................        934,349          846,956
Deferred income taxes ..........................................................          1,243            2,528
Intangible and other assets ....................................................      1,449,690        1,350,400
                                                                                    -----------      -----------

Total ..........................................................................    $ 3,173,569      $ 3,013,783
                                                                                    ===========      ===========

                                     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .......................................    $   484,193      $   500,303
   Income taxes payable ........................................................         19,671           18,876
   Current portion of long-term debt and subsidiary lines of credit ............         61,557           39,892
                                                                                    -----------      -----------
   Total current liabilities ...................................................        565,421          559,071

Long-term debt .................................................................        975,629          893,077
Other long-term liabilities ....................................................         58,029           64,449
Deferred income taxes ..........................................................         40,492           28,702

Mandatorily redeemable convertible trust issued preferred securities ...........        683,213          682,938
Minority interest in subsidiaries ..............................................        143,355          129,775

Commitments and contingencies
Stockholders' equity:
   Common stock, 33,712,312 and 33,598,074 shares issued and outstanding .......            337              336
   Additional paid-in capital ..................................................        450,927          446,230
   Retained earnings ...........................................................        257,879          204,859
   Accumulated other comprehensive income(loss) ................................         (1,713)           4,346
                                                                                    -----------      -----------
   Total stockholders' equity ..................................................        707,430          655,771
                                                                                    -----------      -----------

Total ..........................................................................    $ 3,173,569      $ 3,013,783
                                                                                    ===========      ===========


                See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------    ----------------------------
                                                                          1999            1998            1999            1998
                                                                     ------------    ------------    ------------    ------------
                                                                                (Dollars in thousands, except per share data)
Net sales ........................................................   $  1,118,844    $    768,120    $  2,272,030    $  1,361,241
Cost of sales ....................................................        855,895         582,213       1,776,522       1,038,361
                                                                     ------------    ------------    ------------    ------------
Gross profit .....................................................        262,949         185,907         495,508         322,880
Operating costs and expenses:
   Selling and distribution ......................................        124,332          89,127         246,188         159,328
   General and administrative ....................................         41,733          24,676          80,837          44,121
   Amortization of intangibles ...................................         10,054           7,248          19,977          12,986
   Plant closing and other costs .................................          4,671                           4,671
                                                                     ------------    ------------    ------------    ------------
   Total operating costs and expenses ............................        180,790         121,051         351,673         216,435
                                                                     ------------    ------------    ------------    ------------
Operating income .................................................         82,159          64,856         143,835         106,445
Other (income) expense:
   Interest expense, net .........................................         15,235           8,445          31,178          21,847
   Financing charges on preferred securities .....................          9,646           9,646          19,293          10,895
   Other (income) expense net ....................................            406            (739)           (101)         (1,441)
                                                                     ------------    ------------    ------------    ------------
   Total other (income) expense ..................................         25,287          17,352          50,370          31,301
                                                                     ------------    ------------    ------------    ------------

Income from continuing operations before income taxes and
minority interests ...............................................         56,872          47,504          93,465          75,144
Income taxes .....................................................         22,092          17,325          36,103          26,912
Minority interest in earnings ....................................          2,633             549           4,342             549
                                                                     ------------    ------------    ------------    ------------
Income from continuing operations ................................         32,147          29,630          53,020          47,683
Loss from discontinued operations ................................                                                         (3,161)
                                                                     ------------    ------------    ------------    ------------

Income before extraordinary items ................................         32,147          29,630          53,020          44,522
Extraordinary gain ...............................................                         31,698                          31,698
                                                                     ------------    ------------    ------------    ------------

Net income .......................................................   $     32,147    $     61,328    $     53,020    $     76,220
                                                                     ============    ============    ============    ============
Net income applicable to common stock ............................   $     32,147    $     61,253    $     53,020    $     76,058
                                                                     ============    ============    ============    ============

Average common shares: Basic .....................................     33,730,348      32,516,846      33,686,492      31,645,463
Average common shares: Diluted ...................................     43,805,753      43,582,369      43,845,578      39,030,791

Basic earnings per common share:
   Income from continuing operations .............................   $       0.95    $       0.91    $       1.57    $       1.50
   Loss from discontinued operations .............................                                                          (0.10)
   Extraordinary gain ............................................                           0.97                            1.00
                                                                     ------------    ------------    ------------    ------------
   Net income ....................................................   $       0.95    $       1.88    $       1.57    $       2.40
                                                                     ============    ============    ============    ============

Diluted earnings per common share:
   Income from continuing operations .............................   $       0.87    $       0.82    $       1.48    $       1.39
   Loss from discontinued operations .............................                                                          (0.08)
   Extraordinary gain ............................................                           0.72                            0.81
                                                                     ------------    ------------    ------------    ------------
   Net income ....................................................   $       0.87    $       1.54    $       1.48    $       2.12
                                                                     ============    ============    ============    ============


                See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                               ----------------------------
                                                                                                   1999             1998
                                                                                               -----------      -----------
                                                                                                  (Dollars in thousands)
Cash flows from operating activities:
    Net income ...........................................................................     $    53,020      $    76,220
    Adjustments to reconcile net income to net cash provided by operating activities:
        Loss from discontinued operations ................................................                            3,161
        Depreciation and amortization ....................................................          63,202           36,807
        Minority interest ................................................................           4,342              549
        Extraordinary gain ...............................................................                          (31,698)
        Deferred income taxes ............................................................          15,235            5,340
        (Gain) loss on disposition of assets .............................................           4,522             (148)
        Other ............................................................................           1,224             (620)
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ...........................................................          38,792          (21,594)
           Inventories ...................................................................          (3,221)         (13,300)
           Prepaid expenses and other assets .............................................          (6,574)          10,014
           Accounts payable, accrued expenses and other liabilities ......................         (48,110)          22,325
           Income taxes ..................................................................          19,621            8,218
                                                                                               -----------      -----------
             Net cash provided by continuing operations ..................................         142,053           95,274
             Net cash used by discontinued operations ....................................                           (2,068)
                                                                                               -----------      -----------
             Net cash provided by operating activities ...................................         142,053           93,206

Cash flows from investing activities:
   Additions to property, plant and equipment ............................................        (104,758)         (64,714)
   Cash outflows for acquisitions ........................................................        (147,230)        (446,184)
   Net proceeds from the sale of discontinued operations .................................                          172,732
   Net proceeds from divestitures
                                                                                                     6,795
   Additions to equity investments .......................................................          (3,726)
   Other .................................................................................           1,675            1,289
                                                                                               -----------      -----------
             Net cash used by continuing operations ......................................        (247,244)        (336,877)
             Net cash used by discontinued operations ....................................                          (14,022)
                                                                                               -----------      -----------
             Net cash used by investing activities .......................................        (247,244)        (350,899)

Cash flows from financing activities:
   Proceeds from the issuance of debt ....................................................         105,787          722,445
   Repayment of debt .....................................................................          (5,107)      (1,052,648)
   Payment of deferred financing and debt restructuring ..................................                           (1,256)
   Issuance of  common stock, net of expenses ............................................           2,123           27,517
   Issuance of trust issued preferred securities, net of expenses ........................                          582,500
   Redemption of common stock ............................................................          (2,975)
   Proceeds from issuance of minority interest ...........................................           8,983
   Distributions to minority interest ....................................................          (1,204)
   Other .................................................................................                             (150)
                                                                                               -----------      -----------
             Net cash provided by financing activities ...................................         107,607          278,408
                                                                                               -----------      -----------

Increase in cash and cash equivalents ....................................................           2,416           20,715
Cash and cash equivalents, beginning of period ...........................................          54,922           24,388
                                                                                               -----------      -----------
Cash and cash equivalents, end of period .................................................     $    57,338      $    45,103
                                                                                               ===========      ===========

                See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. GENERAL

         The consolidated financial statements contained in this report are unaudited. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 1999 may not be indicative of our operating results for the full year. The financial statements contained in this report should be read in conjunction with our 1998 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

2. SUBSEQUENT EVENTS

         On July 2, 1999, we sold our U.S. plastic packaging operations (Franklin Plastics, Inc. and Plastic Containers, Inc.) to Consolidated Container Company LLC, a newly formed company which owns Reid Plastics Holdings, Inc. and is controlled by Vestar Capital Partners III, L.P. Pursuant to this transaction, we and the minority interest shareholders of Franklin Plastics, Inc. received a 43% and 6% interest, respectively, in Consolidated Container Company LLC. In addition, Consolidated Container Company LLC assumed approximately $135 million of our debt, paid to us at closing our intercompany debt and preferred stock investment, including interest and dividends, of approximately $364 million, and paid to the minority interest holders of Franklin Plastics, Inc. their preferred stock investment of approximately $9 million. Our interest in Consolidated Container Company LLC will be accounted for under the equity method of accounting.

         On July 23, 1999, we announced that we have signed a definitive agreement to acquire Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia, which had net sales of approximately $206 million during the 12 months ended February 28, 1999, sells milk and ice cream products in Virginia, Maryland, Pennsylvania, Delaware and the District of Columbia, and ultra-high temperature dairy products across the eastern half of the United States, primarily under the Shenandoah's Pride(R) brand. The acquisition has been approved by our Board of Directors and by the Board of Directors of Valley of Virginia, and is subject to customary conditions, including the receipt of certain governmental approvals and the approval of the members of Valley of Virginia. Valley of Virginia has also conditioned its obligation to close upon receipt of certain tax rulings by the Internal Revenue Service. Valley of Virginia will sell its interest in Valley Rich Dairy based in Roanoke, Virginia to another purchaser prior to the closing of the transaction. The transactions are expected to close in the fourth quarter of 1999.

         On August 2, 1999, we announced the formation of a new joint venture with Dairy Farmers of America ("DFA") pursuant to which our southern California dairy operations have been combined with DFA's southern California dairy operations to form a business with revenues of approximately $270 million. The joint venture includes our Swiss Dairy business, based in Riverside, California with annual revenues of approximately $120 million, and the fluid milk business of Adohr Farms, based in Southgate, California with annual revenues of approximately $150 million. We own a 75% interest in the venture and DFA owns the remaining 25%. We will manage the venture, which will be the sole entity through which we and DFA will conduct fluid milk operations in the 10 southernmost counties in California. In connection with the transaction, we and DFA redeemed the interests of two minority holders of Adohr's milk business.

3. TEMPORARY INVESTMENTS

         Temporary investments during all periods and for all dates shown consisted of U.S. Government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year and highly rated commercial paper. The carrying value of temporary investments approximated market value.

4. INVENTORIES

                                                AT JUNE 30,     AT DECEMBER 31,
                                                   1999              1998
                                               ------------     --------------
                                                       (IN THOUSANDS)
Raw materials and supplies.................    $    127,988     $      113,118
Finished goods.............................         103,801            110,220
                                               ------------     --------------
     Total.................................    $    231,789     $      223,338
                                               ============     ==============

5. DEBT

                                                            AT JUNE 30,    AT DECEMBER 31,
                                                               1999             1998
                                                            -----------    ---------------
                                                                  (IN THOUSANDS)
Senior credit facility ................................     $   783,500      $   719,500

Subsidiary debt obligations:
    Senior secured notes ..............................         130,636          131,078
    Lines of credit ...................................          60,837           46,160
    Industrial development revenue bonds ..............          12,428           12,635
    Capital lease obligations and other ...............          49,785           23,596
                                                            -----------      -----------
                                                              1,037,186          932,969

Less current portion ..................................         (61,557)         (39,892)
                                                            -----------      -----------
    Total .............................................     $   975,629      $   893,077
                                                            ===========      ===========


         Senior Credit Facility -- Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes, including the financing of acquisitions. Our senior credit facility expires March 31, 2003, unless extended in accordance with its terms.

         Amounts outstanding under our senior credit facility bear interest at a rate per annum equal to one of the following rates, at our option: (i) a "base rate" equal to the higher of the Federal Funds rate plus 50 basis points or a prime rate, or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on our ratio of debt (as defined in the credit agreement) to our net earnings, before deductions for interest, taxes, depreciation and amortization ("EBITDA"). We pay a commitment fee for unused credit under our senior credit facility that ranges from 15 to 23 basis points, based on our ratio of debt to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The average interest rate in effect on our senior credit facility, including the applicable interest rate margin, was 5.7% during the second quarter of 1999.

         Our senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of debt to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, the senior credit facility requires that we maintain a minimum level of net worth. The senior credit facility also contains limitations on liens, investments, the incurrence of additional debt and acquisitions, and prohibits certain property sales. Our senior credit facility is secured by the stock of certain of our subsidiaries.

         Subsidiary Debt Obligations --During the quarter, the debt obligations of our subsidiaries included senior secured notes, lines of credit, industrial development revenue bonds and other obligations.

         Plastic Containers, Inc., which we sold to Consolidated Container Company LLC on July 2, 1999 (see Note 2 above), issued senior secured notes in December 1996. These notes, which were fully redeemed in connection with our sale of Plastic Containers, Inc. to Consolidated Container Company LLC,

         o        had an original par value of $125 million,

         o        were due in 2006,

         o bore interest at a fixed interest rate of 10% payable semi-annually in July and December of each year, and

         o were secured by the stock of certain of Plastic Containers, Inc.'s subsidiaries, as well as substantially all of the assets of Plastic Containers, Inc., other than inventory, receivables and certain equipment.

         When we acquired Plastic Containers, Inc. in May 1998, we redeemed approximately $3.8 million of these notes (at a redemption price of 101% of par value) pursuant to a mandatory tender offer. We revalued the remaining notes to fair value using a market yield of 8.6%, which resulted in a premium of $10.4 million at acquisition date. Prior to our sale of Plastic Containers, Inc., this premium was being amortized as an adjustment to interest expense over the life of the notes.

         Borrowings under our subsidiaries' lines of credit are generally subject to limitations based on a borrowing base and bear interest generally at floating interest rates. Of the outstanding borrowings under these lines of credit, which at June 30, 1999 included only foreign subsidiary borrowings, $51.7 million is classified as a current liability since such borrowings are expected to be repaid within one year; the remaining $9.1 million is classified as long term and will be repaid at various dates through 2003.

         Certain of our subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at June 30, 1999, ranged from 3.7% to 3.9%.

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

         The following table summarizes our various interest rate agreements as of June 30, 1999:

                                                                                     NOTIONAL
                                                                                      AMOUNT
                                                                                  --------------
                                                                                  (IN THOUSANDS)
Interest rate caps with an interest rate limit of 8% expiring March 2000 .......     $ 60,000
Interest rate swaps with interest rates ranging from 6.03% to 6.14%
expiring between December 2000 and December 2003 ...............................      435,000
Interest rate collars with an interest rate range of 6.08% to 7.5%
expiring between December 2002 and June 2003 ...................................      100,000

         These derivative agreements were entered into for the purpose of providing hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense. We used the cash proceeds that we received from the sale of our U.S. plastic packaging operations on July 2, 1999, to reduce outstanding debt under our senior credit facility. As a result, certain of our existing interest rate agreements will no longer be designated as hedges and will be marked to market with any resulting gain or loss recognized in the third quarter of 1999. We do not believe that this will have a material impact on our consolidated financial position or results of operations.

         We are exposed to market risk under interest rate derivative agreements because interest rates on our senior credit facility could fall below the rates on the interest rate derivative agreements. Credit risk under these agreements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

6. ACQUISITIONS

         On June 22, 1999, we completed our previously announced acquisition of Broughton Foods Company. Broughton Foods Company, which had sales of approximately $179 million in 1998, is a manufacturer and distributor of fresh and ultra high temperature ("UHT") milk, ice cream and other UHT dairy products in Michigan, Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States. Pursuant to an agreement with the U.S. Department of Justice Antitrust Division, we must sell Broughton Foods Company's operations in Pulaski County, Kentucky by October 30, 1999. As a result, the portion of the purchase price allocable to the operation has been classified as assets held for sale.

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

         All of our acquisitions in 1999 have been funded primarily through borrowings under our senior credit facility with the exception of the acquisition of Thompson Beverage Systems, L.P. Our acquisition of Thompson Beverage Systems, L.P. was funded at closing through the issuance of 77,233 shares of our common stock.

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

7. BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         Our two reportable segments during the quarter were dairy and packaging. Reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. In our dairy segment, we manufacture and distribute primarily fluid milk (including flavored milks), ice cream and novelties, dairy and non-dairy coffee creamers, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dairy and non-dairy frozen whipped toppings. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee in our dairy segment. On July 2, 1999, we sold our U.S. plastic packaging operations (Franklin Plastics, Inc., and Plastic Containers, Inc.) to Consolidated Container Company LLC, a newly formed company in which we own a minority interest. See Note 2 above for more information about such sale. Our remaining packaging operations, which will cease to be reported as a separate segment in the third quarter of 1999, consist of our European metal can and flexible film operations.

         The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 1998 consolidated financial statements, contained in our 1998 Annual Report on Form 10-K. The amounts in the following tables are derived from reports used by our executive management team:

                                                                   THREE MONTHS ENDED JUNE 30,
                                  ------------------------------------------------------------------------------------------------
                                                       1999                                             1998
                                  ----------------------------------------------   -----------------------------------------------
                                                                       SEGMENT                                            SEGMENT
                                     DAIRY           PACKAGING          TOTAL          DAIRY          PACKAGING            TOTAL
                                  ----------        ----------        ----------    ----------        ----------        ----------
(in 000's)                                --                --                --            --                --                --
Revenues from external ........   $  934,794        $  184,050        $1,118,844    $  674,499        $   93,621        $  768,120
customers .....................
Intersegment revenues .........        9,448            10,145            19,593         3,225             5,067             8,292
Segment operating income(1) ...       67,784            23,204            90,988        57,727            10,114            67,841
Total segment assets ..........    2,279,188           838,684         3,117,872     1,745,225           776,773         2,521,998

                                                                     SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------------------------------------------------------
                                                           1999                                       1998
                                        ------------------------------------------  ------------------------------------------
                                                                         SEGMENT                                      SEGMENT
                                           DAIRY         PACKAGING        TOTAL        DAIRY        PACKAGING          TOTAL
                                        ----------      ----------      ----------  ----------      ----------      ----------
(in 000's)
Revenues from external customers ....   $1,912,459      $  359,571      $2,272,030  $1,230,472      $  130,769      $1,361,241
Intersegment revenues ...............       16,036          18,674          34,710       5,600          10,218          15,818
Segment operating income(1) .........      117,678          40,912         158,590      99,057          14,424         113,481

--------------------------

(1) 1999 Dairy figure includes a pre-tax charge for plant closing and other costs of $4.7 million.


         The following are reconciliations of reportable segment amounts to our consolidated totals:

                                                                   THREE MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------------------
                                                         1999                                        1998
                                        ---------------------------------------    ----------------------------------------
                                                      CORPORATE/                                  CORPORATE/
                                          SEGMENT       OTHER          TOTAL        SEGMENT          OTHER         TOTAL
                                        ----------    ----------     ----------    ----------     ----------     ----------
(in 000's)
Segment operating income (loss) ...     $   90,988    $   (8,829)    $   82,159    $   67,841     $   (2,985)    $   64,856
Total segment assets ..............      3,117,872        55,697      3,173,569     2,521,998         43,470      2,565,468


                                                                    SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------------------------------------------------------
                                                         1999                                        1998
                                        ---------------------------------------    ----------------------------------------
                                                      CORPORATE/                                  CORPORATE/
                                          SEGMENT       OTHER          TOTAL        SEGMENT          OTHER         TOTAL
                                        ----------    ----------     ----------    ----------     ----------     ----------
(in 000's)
Segment operating income(loss).....     $  158,590    $  (14,755)     $ 143,835     $ 113,481      $  (7,036)    $  106,445

         Geographic information for 1999 and 1998 (in 000's):

                                                           REVENUES
                              ----------------------------------------------------------------             LONG-LIVED ASSETS
                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,                  AT JUNE 30,
                              ----------------------------        ----------------------------        ----------------------------
                                  1999              1998              1999              1998              1999              1998
                              ----------        ----------        ----------        ----------        ----------        ----------
United States ........        $  998,895        $  680,193        $2,037,260        $1,211,353        $2,177,650        $1,703,723
Puerto Rico ..........            60,591            62,813           120,384           124,774           124,053           122,682
Europe ...............            59,358            25,114           114,386            25,114            83,579            78,800
                              ----------        ----------        ----------        ----------        ----------        ----------
Total ................        $1,118,844        $  768,120        $2,272,030        $1,361,241        $2,385,282        $1,905,205
                              ==========        ==========        ==========        ==========        ==========        ==========

         No customer within either segment represented greater than ten percent of our consolidated revenues during the quarter.

8. COMPREHENSIVE INCOME

         During 1998 we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income was $29.4 million and $47.0 million for the three- and six-month periods ended June 30, 1999, respectively, which included net income as reported and comprehensive income adjustments primarily for foreign currency losses of $4.6 million ($2.8 million net of taxes) for the three-month period ended June 30, 1999 and $9.9 million ($6.1 million net of taxes) for the six-month period ended June 30, 1999. Consolidated comprehensive income was $60.1 million and $75.0 million for the three- and six-month periods ended June 30, 1998, respectively, ($28.4 million and $46.5 million before discontinued operations and an extraordinary gain) which includes foreign currency losses of $1.2 million for both periods.

9. STOCKHOLDERS' EQUITY

         On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. During the second quarter of 1999, we repurchased 79,700 shares of common stock for a total purchase price of approximately $3 million pursuant to this Board authorization. Prior to the second quarter of 1999, we had purchased an additional $46 million of our common stock pursuant to the same Board authorization.

10. PLANT CLOSING AND OTHER NON-RECURRING COSTS

         During the second quarter of 1999, as part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $4.7 million. The impact of the charge was to reduce earnings from $.94 per diluted share to $.87 per diluted share. These costs included the following:

         o Closing of one dairy plant and consolidation of production into an expanded plant,

         o  Disposition of a small cheese processing plant, and

         o  Consolidation of administrative offices in one of our regions.

         The costs included non-cash asset and plant disposition charges of $3.6 million as well as other costs of $1.1 million. Set forth below is a summary of the types and amounts of these other costs that were recognized as accrued expenses during the second quarter of 1999, and the cash payments made against such accruals during the period (dollars in thousands):

                                                                              Balance At
                                                  Charge        Payments     June 30, 1999
                                                  ------        --------     -------------
          Workforce severance obligations.......  $   628         $(460)        $ 168
          Lease and other obligations...........      495           (46)          449
                                                  -------         -----         -----
               Total                              $ 1,123         $(506)        $ 617
                                                  =======         =====         =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         We are a leading manufacturer and distributor of dairy products in the United States. We also have holdings in the consumer goods packaging industry. Our two reportable segments during the quarter were dairy and packaging. On
July 2, 1999, we sold our U.S. plastic packaging operations (Franklin Plastics, Inc. and Plastic Containers, Inc.) to Consolidated Container Company LLC, in which we own a minority interest. Our remaining packaging operations, which will cease to be reported as a separate segment in the third quarter of 1999, consist of our European metal can and flexible film businesses. The following table presents certain information concerning our results of operations during the three- and six-month periods ended June 30, 1999 and 1998, including information presented as a percentage of net sales (dollars in thousands):


                                   THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                          ------------------------------------------      -------------------------------------------------
                                  1999                  1998                      1999                      1998
                          --------------------   -------------------      ----------------------   ------------------------
                                       % OF                   % OF                       % OF                     % OF
                                        NET                    NET                        NET                      NET
                            DOLLARS    SALES       DOLLARS    SALES        DOLLARS       SALES      DOLLARS       SALES
                          ----------  --------   ----------  -------     -----------   ---------   ----------  ------------
Net sales:
 Dairy .................  $  934,794             $  674,499              $ 1,912,459               $1,230,472
 Packaging .............     184,050                 93,621                  359,571                  130,769
                          ----------  --------   ----------   -------    -----------   ---------   ----------  -----------
     Total .............   1,118,844       100%     768,120       100%     2,272,030         100%   1,361,241          100%
Cost of sales ..........     855,895      76.5      582,213      75.8      1,776,522        78.2    1,038,361         76.3
                          ----------  --------   ----------   -------    -----------   ---------   ----------  -----------
Gross profit ...........     262,949      23.5      185,907      24.2        495,508        21.8      322,880         23.7


Operating expenses:
 Selling and distrib ...     124,332      11.1       89,127      11.6        246,188        10.8      159,328         11.7
 G&A ...................      41,733       3.8       24,676       3.2         80,837         3.6       44,121          3.2
 Amortization ..........      10,054       0.9        7,248       1.0         19,977         0.9       12,986          1.0
 Plant closing &
  other ................       4,671       0.4                                 4,671        0.2
                          ----------  --------   ----------   -------    -----------   ---------   ----------  -----------
     Total .............     180,790      16.2      121,051      15.8        351,673        15.5      216,435         15.9
                          ----------  --------   ----------   -------    -----------   ---------   ----------  -----------
Operating income
(loss):
  Dairy1 ...............      67,784       6.0       57,727       7.5        117,678         5.2       99,057          7.3
  Packaging ............      23,204       2.1       10,114       1.3         40,912         1.8       14,424          1.0
  Corporate ............      (8,829)     (0.8)      (2,985)     (0.4)       (14,755)       (0.7)      (7,036)        (0.5)
                          ----------  --------   ----------   -------    -----------   ---------   ----------  -----------
     Total .............  $   82,159       7.3%  $   64,856       8.4%   $   143,835         6.3%  $  106,445          7.8%
                          ==========  ========   ==========   =======    ===========   =========   ==========  ===========

---------------

(1) 1999 figures include plant closing and other non-recurring costs of $4.7 million.

SECOND QUARTER AND YEAR-TO-DATE 1999 COMPARED TO SECOND QUARTER AND YEAR-TO-DATE 1998

         Net Sales. Net sales increased 45.7% to $1.12 billion in the second quarter of 1999 from $768.1 million in the second quarter of 1998. For the six month period ended June 30, net sales increased 66.9% to $2.27 billion in 1999 from $1.36 billion in 1998. Net sales in our dairy segment grew to $934.8 million in the second quarter of 1999 from $674.5 million in the second quarter of 1998, and to $1.91 billion in the first six months of 1999 compared to $1.23 billion in the same period of 1998, primarily due to acquisitions. Net sales in our packaging segment grew to $184.1 million in the second quarter of 1999 from $93.6 million in the second quarter of 1998, and to $359.6 in the first six months of 1999 compared to $130.8 million in the same period of 1998. Packaging increases were due to our acquisition of Continental Can in the second quarter of 1998, our acquisitions of several smaller businesses in 1998 and our opening of several new facilities.

         Cost of Sales. Our cost of sales ratio was 76.5% in the second quarter of 1999 compared to 75.8% in the second quarter of 1998, and 78.2 % for the first six months of 1999 compared to 76.3% for the same period of 1998. The cost of sales ratio for our dairy group rose to 76.6% in the second quarter of 1999 compared to 75.6% in 1998 due to the effect of lower profit margins from newly acquired businesses. For the first six months of 1999, the cost of sales ratio in our dairy segment increased to 78.5% compared to 76.2% in the same period of 1998, primarily due to a higher basic formula price for milk during the first quarter of 1999, along with the effect of lower profit margins from newly acquired businesses. The cost of sales ratio for our packaging group fell to 76.1% in the second quarter of 1999 from 77.2% in the same period of 1998 and fell to 76.4% in the first six months of 1999 from 76.7% in the same period of 1998. These decreases were primarily due to synergies realized from combining our existing packaging business with those of Continental Can.

         Operating Expenses. Our operating expense ratio was 16.2% in the second quarter of 1999 compared to 15.8% in the second quarter of 1998, and 15.5% for the first six months of 1999 compared to 15.9% for the same period of 1998. The operating expense ratio for our dairy group increased to 16.2% in the second quarter of 1999 compared to 15.9% in 1998 due to $4.7 million in plant closing and other non-recurring charges. These charges include the costs of closing a milk plant, selling a cheese processing business, and consolidating administrative offices in our Midwest region. Excluding these charges, our operating expense ratio was comparable to 1998 levels. Despite these charges the operating expense ratio for our dairy group decreased to 15.3% for the first six months of 1999 compared to 15.7% for the same period of 1998, due to efficiencies in selling and general and administrative costs. The operating expense ratio for our packaging group decreased to 11.3% and 12.2% in the second quarter and first six months of 1999, respectively, from 12.1% and 12.3% in the same periods of 1998 due to savings in delivery expense.

         Operating Income. Operating income increased 26.7% to $82.2 million in the second quarter of 1999 from $64.9 million in the second quarter of 1998. For the six-month period ended June 30, operating income increased 35.1% to $143.8 million in 1999 from $106.4 million in 1998. Excluding plant closing and other non-recurring costs, operating income increased 39.5% to $148.5 million in the first six months of 1999, compared to the same period in 1998. However, operating income margin decreased to 7.3% in the first quarter of 1999 from 8.4% in the same period of 1998, and decreased to 6.3% for the first six months of 1999 from 7.8% in 1998. This decline is primarily due to plant closing and other non-recurring charges, a higher basic formula price for milk during the first quarter of 1999 and lower margins for companies acquired in 1998, partly offset by improved operating efficiencies in our dairy operations held for more than one year.

         Other (Income) Expense. Interest expense increased to $15.2 million in the second quarter of 1999 from $8.4 million in 1998, and increased to $31.2 million in the first six months of 1999 from $21.8 million in the same period of 1998, primarily due to the increased levels of debt used to finance acquisitions. Financing charges on preferred securities increased to $19.3 million in the first six months of 1999 from $10.9 million in 1998, reflecting

         o the issuance on February 20, 1998 of $100 million of 5.0% preferred securities related to our acquisition of Land-O-Sun, and

         o the issuance on March 24, 1998 of $600 million of 5.5% preferred securities.

         Discontinued Operations and Extraordinary Items. In the six months ended June 30, 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million. Extraordinary items in 1998 were

         o a $35.5 million extraordinary gain, net of income tax expense of $22.0 million, resulting from the April 1998 sale of our packaged ice business, and

o a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses in connection with our May 1998 early-extinguishment of the term portion of our credit facility.

         Net Income. We reported net income of $32.1 million in the second quarter of 1999 compared to $61.3 million in the second quarter of 1998. In the second quarter, income from continuing operations was $32.1 million in 1999 compared to $29.6 million in 1998. For the first six months, we reported net income of $53.0 million in 1999 compared to $76.2 million in 1998. Income from continuing operations for the same period was $53.0 million in 1999 compared to $47.7 million in 1998.

RECENT DEVELOPMENTS

         Sale of our U.S. Plastic Packaging Operations

         On July 2, 1999, we sold our U.S. plastic packaging operations (Franklin Plastics, Inc. and Plastic Containers, Inc.) to Consolidated Container Company LLC, a newly formed company which owns Reid Plastics Holdings, Inc., for cash and a 43% minority interest in this new company. For more information about this transaction, see Note 2 to our Consolidated Financial Statements contained in this report.

         Completed Acquisitions

         On June 22, 1999, we completed our previously announced acquisition of Broughton Foods Company. Broughton Foods Company, which had sales of approximately $179 million in 1998, is a manufacturer and distributor of fresh and UHT milk, ice cream and other UHT dairy products in Michigan, Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States.

         During the first quarter of 1999, we completed three small acquisitions in our dairy segment, including:

         o Ultra Products, L.L.C. - a manufacturer of shelf-stable coffee creamers that has become a part of our Morningstar division,

         o        New England Dairies - located in our Northeast region, and

         o Thompson Beverage Systems, L.P., a beverage packaging design company.

         For more information about our acquisitions during the first and second quarters of 1999, see Note 6 to our Consolidated Financial Statements contained in this report.

         On August 2, 1999, we announced the formation of a new joint venture with Dairy Farmers of America pursuant to which our southern California dairy operations were combined with DFA's Adohr Farms to form a business with annual revenues of approximately $270 million. We own 75% of the venture and DFA owns the remaining 25%. We will manage the entity. For more information about this transaction, see Note 2 to our Consolidated Financial Statements contained in this report.

         Proposed Acquisition

         On July 23, 1999, we announced that we have signed a definitive agreement to acquire Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. For more information about this transaction, see Note 2 to our Consolidated Financial Statements contained in this report.

         Stock Repurchase

         On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. During the second quarter of 1999, we repurchased 79,700 shares of common stock for a total purchase price of approximately $3 million pursuant to this Board authorization. Prior to the second quarter of 1999, we had purchased an additional $46 million of our common stock pursuant to the same Board authorization.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had total stockholders' equity of $707.4 million, total debt of $1.04 billion (including long-term debt and the current portion of long-term debt) and $683.2 million of mandatorily redeemable convertible trust issued preferred securities.

         Cash Flow

         Historically, we have met our working capital needs with cash flow from operations along with borrowings under our senior credit facility. Net cash provided by continuing operations was $142.1 million for the first six months of 1999 as contrasted to $95.3 million for the first six months of 1998. Investing activities in the first six months of 1999 included approximately $104.8 million in capital expenditures of which $81.8 million was spent in our dairy segment, $19.0 million was spent in our packaging segment, and $4.0 million was spent at corporate. Investing activities during the first six months of 1999 also included $147.2 million of cash paid for acquisitions,as compared to $273.5 million, net of divestitures, for 1998. Financing activities during the first six months of 1999 included approximately $3 million of cash spent to repurchase shares of our common stock in the open market.

         Current Debt Obligations

         On May 29, 1998 we amended our senior credit facility. Pursuant to this amendment, we terminated and repaid the term loan facility and expanded the revolving loan facility to $1 billion. At June 30, 1999, approximately $189.8 million was available under our senior credit facility. On July 2, 1999, we sold our U.S. plastic packaging operations to Consolidated Container Company LLC, in which we own a 43% minority interest. Pursuant to that transaction, Consolidated Container Company LLC assumed approximately $135 million of our debt (which consisted of senior secured notes issued by a subsidiary). Consolidated Container Company LLC also paid to us at closing our intercompany debt and preferred stock investment, including interest and dividends, of approximately $364 million; all of which was used to pay down outstanding debt under our senior credit facility. For more information regarding our debt obligations, see
Note 5 to our Consolidated Financial Statements contained in this report. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

         Future Capital Requirements

         We have budgeted a total of approximately $150 to $160 million in capital expenditures during 1999, of which $105 million has been spent to date. We intend to spend approximately $40 to $50 million in our dairy segment during the remainder of 1999 to expand and maintain our manufacturing facilities and for fleet replacement. We have budgeted approximately $4 million during the remainder of 1999 for capital expenditures in our remaining packaging operations.

         We have current commitments to expend approximately $142 million in cash on two currently proposed dairy acquisitions, including the previously announced proposed acquisition of Valley of Virginia Cooperative Milk Producers Association. We expect to fund these acquisitions out of cash flow from operations and/or borrowings under our senior credit facility.

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

KNOWN TRENDS AND UNCERTAINTIES

         Year 2000 Compliance

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000, or Y2K, problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem is not corrected, systems that use a date in its prescribed function may fail or produce erroneous results before, on and after the year 2000.

         We have substantially completed our work on our comprehensive project to address Year 2000 issues that may adversely impact our business, which included enterprise systems and related applications; plant floor systems and equipment; personal computers and related applications; networks and communications; supplier and customer chains; internal and external Electronic Data Interchange and associated interfaces; and miscellaneous equipment (time clocks, postage machines, facsimiles, etc.).

         The Year 2000 compliance plan was broken into five phases including awareness, assessment/inventory, remediation, certification and testing, all of which have been substantially completed. The primary unfinished tasks are vendor supplied software updates, which are underway, and some personal computer swap-outs. In addition, we are in the process of testing our key manufacturing processes for compliance issues. We believe that the Year 2000 issue will have no significant impact on our plant operations.

         A critical step in our strategic plan is the coordination of Year 2000 readiness with third parties. We have received confirmation from over 90% of our suppliers and vendors that their systems are Year 2000 compliant. We have continual contact with our remaining suppliers and vendors in an effort to ensure that they are pursuing acceptable compliance efforts so that they will have minimal impact on our business. Contingency plans are being developed in any areas that pose a possible threat.

         As a result of the diverse information systems that are being used by companies that we have acquired and also due to technological enhancements, we have had an ongoing information systems development plan to move these acquired companies' systems to our standard platform systems with scheduled replacement of systems throughout the organization. Year 2000 compliance is a significant portion of our overall development plan.

         Should any critical service providers, suppliers (including utility suppliers) or customers fail to achieve compliance, there may be an adverse impact on our operation. We believe the most reasonably likely worst case scenario to be temporary interruptions in production as a result of failure of utility suppliers to provide adequate power, which could result in potential lost sales and profits. Our current assessment of risks, based on the most reasonable worst case scenario, is that there will be no significant adverse impact on our operations or financial performance. We believe that if any disruption to operations does occur, it will be isolated and/or short-term in duration.

         We have incurred and expensed approximately $4.5 million through June 30, 1999 for remediation costs associated with our Year 2000 compliance activities and we expect to incur and expense an additional $.5 million in the future to complete the remediation of our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, we have also capitalized approximately $8.5 million of capital expenditures through June 30, 1999 for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses pursuant to our Year 2000 compliance activities and our on-going information systems development plan and we have budgeted an additional $.5 million of capital expenditures for the remainder of 1999 for the purchase of additional replacement systems. Budgeted amounts are based on our conservative estimates and actual results could differ as the plan is further implemented; however, we do not expect to incur any material additional costs.

         Euro Currency Conversion

         Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's pending conversion to a new common currency, the "euro." This conversion is expected to be implemented over a three-year period. On January 1, 1999, the euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies was fixed. In 2002, the euro will replace the individual nation's currencies. Since we have packaging operations in Europe, the conversion to the euro will have an effect on us. We are currently considering the specific nature of the impact of the conversion on our operations, but we currently believe that there will be no material adverse impact of the conversion on our operations or financial performance.

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

         We intend to expand our business primarily through acquisitions. Our ability to expand through acquisitions is subject to various risks, including

         o        rising acquisition prices,

         o increased antitrust constraints on our proposed acquisitions and acquisition strategy,

         o        fewer suitable acquisition candidates, and

         o        limitations on our financing sources.

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

         As of June 30, 1999, we had substantial debt and other financial obligations, including

         o approximately $1.04 billion of borrowings (including $783.5 million under our senior credit facility, $60.8 million under our subsidiary lines of credit, $49.8 million of subsidiary debt obligations and $130.6 million of senior secured notes which were fully redeemed in connection with the sale of our U.S. plastic packaging operations), and

         o $683.2 million of 5.0% preferred securities and 5.5% preferred securities.

         Those amounts compare to our stockholders' equity of $707.4 million as of June 30, 1999.

         Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes. As of June 30, 1999, we would have been able to borrow an additional $189.8 million under our senior credit facility. However, on July 2, 1999, we sold our U.S. plastic packaging operations pursuant to which we received, in addition to a 43% minority interest in the purchaser, approximately $364 million in cash proceeds, all of which were used to reduce outstanding debt under our senior credit facility. We have pledged the stock of some of our subsidiaries to secure this facility and the assets of other subsidiaries to secure other indebtedness. Our senior credit facility and related debt service obligations

         o limit our ability to obtain additional financing in the future without obtaining prior consent,

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


         The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. In many cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our profitability and financial performance.


         Changes in regulations could adversely affect many aspects of our business.


         Under the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. In 1996, the U.S. Congress passed legislation to phase out the Federal Milk Marketing Order program. This program is currently scheduled to be phased out by October 1999. The U.S. Department of Agriculture ("USDA") has also recently issued final rules which would implement changes to this program, including changes in pricing classifications for certain dairy products. Additional legislation has been introduced in Congress to modify the USDA's final rules and implement other proposed pricing changes. We do not know which, if any, of the various proposed changes will be adopted, and we do not know what effect any final legislation or the termination of this federal program will have on the market for dairy products. In addition, various states have adopted or are considering adopting compacts among milk producers, which would establish minimum prices paid by milk processors, including us, to raw milk producers. Legislation has been proposed to extend the existing Northeast Dairy Compact and authorize a Southern Compact. We do not know whether new compacts will be authorized or, if authorized, the extent to which these compacts would increase the prices we pay for raw milk.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         At June 30, 1999, we had interest rate derivative agreements in place, including interest rate caps, swaps and collars which have been designated as hedges against our variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate agreements:

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

         The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facility (5.6% at June 30, 1999, including the LIBOR margin) at the interest rates specified above until the indicated expiration dates of these interest rate derivative agreements.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 1999, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

         o the re-elections of Stephen L. Green and John R. Muse as members of our Board of Directors,

         o an increase in the number of shares of our common stock reserved for issuance under our 1997 Stock Option and Restricted Stock Plan from 4 million shares to 5.5 million shares, and

         o the ratification of our Board of Directors' selection of Deloitte & Touche LLP as our independent auditors for fiscal year 1999.

         At the annual meeting, the stockholders re-elected the directors named above, approved the proposed increase in the number of shares reserved for issuance under our 1997 Stock Option and Restricted Stock Plan and ratified the selection of Deloitte & Touche LLP as our independent auditors.

         The vote of the stockholders with respect to each such matter was as follows:

         o        Re-election of directors:

                Stephen L. Green -      26,968,162 votes for; 100,628 votes withheld
                John R. Muse -          26,968,012 votes for; 100,778 votes withheld

         o Approval of the proposed increase in the number of shares reserved for issuance under our 1997 Stock Option and Restricted Stock Plan:

                19,471,263 votes for; 7,483,403 against; 31,155 abstentions;
82,969 broker non-votes

         o Ratification of our selection of Deloitte & Touche LLP as our independent auditors:

                27,028,230 votes for; 30,766 against; 9,794 abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
  3        Amended and Restated Bylaws
  10.1     Amended and Restated 1997 Stock Option and Restricted Stock Plan
  10.2     Consent and Waiver
  10.3     Executive Deferred Compensation Plan
  11       Statement re computation of per share earnings.
  21       Subsidiaries
  27       Financial Data Schedules

Reports on Form 8-K

         o We filed a Current Report on Form 8-K on May 5, 1999 in connection with our announcements of the proposed sale of a majority interest in our U.S. plastic packaging operations, and the settlement of the antitrust lawsuit brought against us in connection with our proposed acquisition of Broughton Foods Company.

         o We filed a Current Report on Form 8-K on July 2, 1999 in connection with the closing of our acquisition of Broughton Foods Company.

         o We filed a Current Report on Form 8-K on July 19, 1999 in connection with the closing of the sale of our U.S. plastic packaging operations.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SUIZA FOODS CORPORATION

                                   /s/ Barry A. Fromberg
                                   ------------------------
                                   Barry A. Fromberg Executive Vice President,
                                   Chief Financial Officer (Principal Accounting Officer)

Date: August 13, 1999

                                INDEX TO EXHIBITS


   EXHIBIT
   NUMBER     DESCRIPTION
   -------    -----------
     3        Amended and Restated Bylaws

    10.1      Amended and Restated 1997 Stock Option and Restricted Stock Plan

    10.2      Consent and Waiver

    10.3      Executive Deferred Compensation Plan

    11        Statement re computation of per share earnings

    21        Subsidiaries

    27        Financial Data Schedules