Form 10-Q
period 1999-09-30
SUIZA FOODS CORP
filed 1999-11-15
CIK 931336

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         As of November 10, 1999 the number of shares outstanding of each class of common stock was:

                  Common Stock, par value $.01      31,200,565
================================================================================

                               TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----
PART I -  FINANCIAL INFORMATION

Item 1 -    Financial Statements...........................................................................   1

Item 2 -    Management's Discussion and Analysis of Financial Condition and Results of Operations..........  12

Item 3 -    Quantitative and Qualitative Disclosures About Market Risk.....................................  21

PART II - OTHER INFORMATION

Item 6 -    Exhibits and Reports on Form 8-K...............................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               1999                1998
                                                                                          --------------      --------------
                                                                                            (unaudited)
                                                                                                (Dollars in thousands)
                                                   Assets
Current assets:
   Cash and cash equivalents ........................................................     $       62,184      $       54,922
   Temporary investments ............................................................                                  9,216
   Accounts receivable, net .........................................................            413,493             452,185
   Inventories ......................................................................            208,765             223,338
   Prepaid expenses and other current assets ........................................             15,530              25,924
   Net assets held for sale .........................................................             10,000
   Refundable income taxes ..........................................................              1,673              24,455
   Deferred income taxes ............................................................             23,295              23,859
                                                                                          --------------      --------------
   Total current assets .............................................................            734,940             813,899

Property, plant and equipment, net ..................................................            743,282             846,956
Deferred income taxes ...............................................................              1,156               2,528
Intangible and other assets .........................................................          1,286,865           1,350,400
                                                                                          --------------      --------------

Total ...............................................................................     $    2,766,243      $    3,013,783
                                                                                          ==============      ==============

                                  Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses ............................................     $      520,049      $      500,303
   Income taxes payable .............................................................             33,949              18,876
   Current portion of long-term debt and subsidiary lines of credit .................             49,573              39,892
                                                                                          --------------      --------------
   Total current liabilities ........................................................            603,571             559,071

Long-term debt ......................................................................            573,130             893,077
Other long-term liabilities .........................................................             40,237              64,449
Deferred income taxes ...............................................................             37,142              28,702

Mandatorily redeemable convertible trust issued preferred securities ................            683,359             682,938
Minority interest in subsidiaries ...................................................            153,606             129,775

Commitments and contingencies .......................................................
Stockholders' equity:
   Common stock, 33,768,100 and 33,598,074 shares issued and outstanding ............                338                 336
   Additional paid-in capital .......................................................            452,041             446,230
   Retained earnings ................................................................            288,327             204,859
   Accumulated other comprehensive income ...........................................              1,198               4,346
   Treasury stock ...................................................................            (66,706)
                                                                                          --------------      --------------
   Total stockholders' equity .......................................................            675,198             655,771
                                                                                          --------------      --------------

Total ...............................................................................     $    2,766,243      $    3,013,783
                                                                                          ==============      ==============



                 See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------    -------------------------------
                                                          1999              1998              1999             1998
                                                     -------------      -------------    -------------     -------------
                                                                (Dollars in thousands, except per share data)
Net sales .......................................     $  1,082,060      $    968,104      $  3,354,090     $  2,329,345
Cost of sales ...................................          834,410           747,309         2,610,932        1,785,670
                                                      ------------      ------------      ------------     ------------
Gross profit ....................................          247,650           220,795           743,158          543,675
Operating costs and expenses:
   Selling and distribution .....................          134,257           108,019           380,445          267,347
   General and administrative ...................           34,411            34,846           115,248           78,967
   Amortization of intangibles ..................            8,732             9,143            28,709           22,129
   Plant closing and other costs ................            3,520                               8,191
                                                      ------------      ------------      ------------     ------------
   Total operating costs and expenses ...........          180,920           152,008           532,593          368,443
                                                      ------------      ------------      ------------     ------------
Operating income ................................           66,730            68,787           210,565          175,232
Other (income) expense:
   Interest expense, net ........................            8,434            14,104            39,612           35,951
   Financing charges on preferred securities ....            9,645             9,646            28,939           20,541
   Earnings from equity investments, net
        of $1.6 million nonrecurring charges ....           (4,692)                             (4,692)
   Other (income) expense, net ..................              384              (921)              283           (2,362)
                                                      ------------      ------------      ------------     ------------
   Total other (income) expense .................           13,771            22,829            64,142           54,130
                                                      ------------      ------------      ------------     ------------

Income from continuing operations before
  income taxes and minority interests ...........           52,959            45,958           146,423          121,102
Income taxes ....................................           20,359            17,066            56,462           43,978
Minority interest in earnings ...................            2,151               579             6,493            1,128
                                                      ------------      ------------      ------------     ------------
Income from continuing operations ...............           30,449            28,313            83,468           75,996
Loss from discontinued operations ...............                                                                (3,161)
                                                      ------------      ------------      ------------     ------------

Income before extraordinary items ...............           30,449            28,313            83,468           72,835
Extraordinary gain ..............................                                                                31,698
                                                      ------------      ------------      ------------     ------------
Net income ......................................     $     30,449      $     28,313      $     83,468     $    104,533
                                                      ============      ============      ============     ============
Net income applicable to common stock ...........     $     30,449      $     28,238      $     83,468     $    104,296
                                                      ============      ============      ============     ============

Average common shares:  Basic ...................       33,665,778        34,638,425        33,679,515       32,752,669
Average common shares:  Diluted .................       43,641,789        45,183,512        43,771,536       41,242,617

Basic earnings per common share:
   Income from continuing operations ............     $       0.90      $       0.82      $       2.48     $       2.31
   Loss from discontinued operations ............                                                                 (0.10)
   Extraordinary gain ...........................                                                                  0.97
                                                      ------------      ------------      ------------     ------------
   Net income ...................................     $       0.90      $       0.82      $       2.48     $       3.18
                                                      ============      ============      ============     ============

Diluted earnings per common share:
   Income from continuing operations ............     $       0.83      $       0.76      $       2.32     $       2.15
   Loss from discontinued operations ............                                                                 (0.08)
   Extraordinary gain ...........................                                                                  0.77
                                                      ------------      ------------      ------------     ------------
   Net income ...................................     $       0.83      $       0.76      $       2.32     $       2.84
                                                      ============      ============      ============     ============


                 See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  -------------------------------
                                                                                                      1999              1998
                                                                                                  ------------      -------------
                                                                                                      (Dollars in thousands)
Cash flows from operating activities:
    Net income ................................................................................     $   83,468      $  104,533
    Adjustments to reconcile net income to net cash provided by operating activities:
        Loss from discontinued operations .....................................................                          3,161
        Depreciation and amortization .........................................................         89,371          64,209
        Minority interest .....................................................................          6,493           1,128
        Undistributed earnings of affiliates ..................................................         (4,692)
        Extraordinary gain ....................................................................                        (31,698)
        Deferred income taxes .................................................................         15,220          17,904
        (Gain) loss on disposition of assets ..................................................          3,675            (125)
        Other, net ............................................................................          1,929           1,229
        Changes in operating assets and liabilities, net of acquisitions and divestitures:
           Accounts receivable ................................................................          8,423         (88,778)
           Inventories ........................................................................         (3,709)        (12,367)
           Prepaid expenses and other assets ..................................................        (13,885)         (3,919)
           Accounts payable, accrued expenses and other liabilities ...........................         27,274          47,555
           Income taxes .......................................................................         40,203          17,103
                                                                                                    ----------      ----------
             Net cash provided by continuing operations .......................................        253,770         119,935
             Net cash used by discontinued operations .........................................                         (2,068)
                                                                                                    ----------      ----------
             Net cash provided by operating activities ........................................        253,770         117,867

Cash flows from investing activities:
   Additions to property, plant and equipment .................................................       (143,208)       (113,655)
   Cash outflows for acquisitions .............................................................       (226,405)       (566,782)
   Net proceeds from the sale of discontinued operations ......................................                        172,732
   Net proceeds from divestitures .............................................................        373,768
   Additions to equity investments ............................................................         (3,726)
   Other, net .................................................................................          2,044             (12)
                                                                                                    ----------      ----------
             Net cash provided (used) by continuing operations ................................          2,473        (507,717)
             Net cash used by discontinued operations .........................................                        (14,022)
                                                                                                    ----------      ----------
             Net cash provided (used) by investing activities .................................          2,473        (521,739)

Cash flows from financing activities:
   Repayment of debt ..........................................................................       (181,435)       (171,330)
   Payment of deferred financing and debt restructuring .......................................                         (1,256)
   Issuance of  common stock, net of expenses .................................................          3,273          36,069
   Issuance of trust issued preferred securities, net of expenses .............................                        582,500
   Redemption of preferred stock ..............................................................                         (3,741)
   Redemption of common stock .................................................................        (69,680)        (30,388)
   Proceeds from issuance of minority interest ................................................          8,983
   Distributions to minority interests ........................................................        (10,122)
   Other ......................................................................................                           (297)
                                                                                                    ----------      ----------
             Net cash provided (used) by financing activities .................................       (248,981)        411,557
                                                                                                    ----------      ----------

Increase in cash and cash equivalents .........................................................          7,262           7,685
Cash and cash equivalents, beginning of period ................................................         54,922          24,388
                                                                                                    ----------      ----------
Cash and cash equivalents, end of period ......................................................     $   62,184      $   32,073
                                                                                                    ==========      ==========


                 See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


1.       GENERAL

         The unaudited consolidated financial statements contained in this report have been prepared on the same basis as the financial statements in our Annual Report on Form 10-K for the year ended December 31, 1998, and in our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 1999 may not be indicative of our operating results for the full year. The financial statements contained in this report should be read in conjunction with our 1998 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 1999.

2. SALE OF U.S. PACKAGING OPERATIONS AND INVESTMENT IN CONSOLIDATED CONTAINER COMPANY LLC

         On July 2, 1999, we sold a majority interest in our U.S. plastic packaging operations to Consolidated Container Company LLC, a newly formed company which owns Reid Plastics Holdings, Inc. and is controlled by Vestar Capital Partners III, L.P. Pursuant to this transaction, we received a 43% common equity interest in Consolidated Container Company LLC in exchange for our existing common equity interest in our U.S. plastic packaging operations, along with cash of approximately $364 million in connection with Consolidated Container Company LLC's refinancing of the intercompany debt and preferred stock investment that our U.S. plastic packaging operations owed us.

         Effective on July 2, 1999, with the consummation of this transaction, the assets and liabilities and results of operations of our formerly consolidated U.S. plastic packaging operations were combined with those of Consolidated Container Company LLC and were eliminated from our consolidated financial statements. For all periods prior to this date, our U.S. plastic packaging operations continue to be included in our consolidated financial statements. The consolidated balance sheet at December 31, 1998 included current assets of approximately $80 million, total assets of approximately $566 million and total liabilities of approximately $218 million (excluding intercompany debt and preferred stock investment balances) related to our U.S. plastic packaging operations, which are no longer reflected in the consolidated balance sheet at September 30, 1999.

         The following table summarizes our net sales and operating income had we not consolidated our U.S. plastic packaging operations in our financial statements; however, there would have been no changes in our reported earnings for these periods.

                                  THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
(in 000's)                             1999              1998              1999              1998
                                  -------------      -------------     ------------      -------------
Net sales:
  As reported ................     $  1,082,060      $    968,104      $  3,354,090      $  2,329,345
  Packaging elimination ......                           (117,151)         (244,866)         (221,560)
                                   ------------      ------------      ------------      ------------
        As adjusted ..........     $  1,082,060      $    850,953      $  3,109,224      $  2,107,785
                                   ============      ============      ============      ============
Operating income:
  As reported ................     $     66,730      $     68,787      $    210,565      $    175,232
  Packaging elimination ......                            (15,072)          (34,685)          (27,379)
                                   ------------      ------------      ------------      ------------
        As adjusted ..........     $     66,730      $     53,715      $    175,880      $    147,853
                                   ============      ============      ============      ============

         Our 43% investment in Consolidated Container Company LLC after July 2, 1999 is accounted for under the equity method of accounting and is reported as a single amount in non-current assets in our consolidated balance sheet and other income in our consolidated statements of income. As of the transaction date, Consolidated Container Company LLC had current assets of approximately $145 million, total assets of approximately $984 million, total liabilities, including debt, of approximately $728 million and total equity of approximately $256 million, along with annual net sales and operating income of $687 million and $64 million, respectively, on a pro forma basis for the combination of our U.S. plastic packaging operations with those of Reid Plastics Holdings, Inc. Earnings from equity investments in our consolidated statements of income represent our 43% interest in the pretax earnings of Consolidated Container Company LLC for the three month period since July 2, 1999, which reflects an increase in our earnings from equity investments of $0.7 million for the amortization of the difference between the carrying amount of our investment and our proportional share of our underlying equity interest in the net assets of Consolidated Container Company LLC.

3.       TEMPORARY INVESTMENTS

         Temporary investments as of December 31, 1998, which were recorded at a carrying value approximating market value, consisted of U.S. government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year and highly rated commercial paper. These temporary investments were eliminated during the third quarter of 1999 in connection with the sale of our U.S. plastic packaging operations discussed in Note 2 above.

4.       INVENTORIES

                                   AT SEPTEMBER 30,  AT DECEMBER 31,
                                         1999             1998
                                   ----------------  ---------------
                                             (IN THOUSANDS)
Raw materials and supplies .....     $    114,585     $    113,118
Finished goods .................           94,180          110,220
                                     ------------     ------------
     Total .....................     $    208,765     $    223,338
                                     ============     ============

5.       DEBT

                                                AT SEPTEMBER 30,   AT DECEMBER 31,
                                                      1999              1998
                                                ----------------   ---------------
                                                          (IN THOUSANDS)
Senior credit facility ......................     $    515,000      $    719,500
Subsidiary debt obligations:
    Lines of credit .........................           54,356            46,160
    Industrial development revenue bonds ....            9,815            12,635
    Capital lease obligations and other .....           43,532            23,596
    Senior secured notes ....................                            131,078
                                                  ------------      ------------
                                                       622,703           932,969

Less current portion ........................          (49,573)          (39,892)
                                                  ------------      ------------
    Total ...................................     $    573,130      $    893,077
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

         Amounts outstanding under our senior credit facility bear interest at a rate per annum equal to one of the following rates, at our option: (i) a "base rate" equal to the higher of the Federal Funds rate plus 50 basis points or a prime rate, or (ii) the London Interbank Offering Rate ("LIBOR") plus a margin that varies from 50 to 75 basis points depending on our ratio of debt (as defined in the credit agreement) to our net earnings, before deductions for interest, taxes, depreciation and amortization ("EBITDA"). We pay a commitment fee for unused credit under our senior credit facility that ranges from 15 to 23 basis points, based on our ratio of debt to EBITDA. Interest is payable quarterly or at the end of the applicable interest period. The interest rate in effect on our senior credit facility, including the applicable interest rate margin, was 6% at September 30, 1999.

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

         In connection with our proposed acquisition of Southern Foods Groups, L.P., we intend to repay our existing senior credit facility and replace it with two new facilities with an aggregate availability of up to $2.25 billion. For more information, please see Note 6 below.

         Subsidiary Debt Obligations -- During the quarter, the debt obligations of our subsidiaries included lines of credit, industrial development revenue bonds and other obligations.

         Borrowings under our subsidiaries' lines of credit are generally subject to limitations based on a borrowing base and bear interest generally at floating interest rates. Of the outstanding borrowings under these lines of credit, which at September 30, 1999 included only foreign subsidiary borrowings, $42.7 million is classified as a current liability since such borrowings are expected to be repaid within one year; the remaining $11.7 million is classified as long term and will be repaid at various dates through 2003.

         Certain of our subsidiaries have revenue bonds outstanding, certain of which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at September 30, 1999, ranged from 3.95% to 4.15%.

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

         Plastic Containers, Inc., which was part of our U.S. plastic packaging operations that we sold to Consolidated Container Company LLC on July 2, 1999, issued senior secured notes in December 1996. These notes remained outstanding until they were fully redeemed by Consolidated Container Company, LLC in connection with their purchase of our U.S. plastic packaging operations. Please see Note 2 above for more information.

         Interest Rate Agreements -- We have interest rate derivative agreements in place, including interest rate caps, swaps and collars.

         The following table summarizes our various interest rate agreements as of September 30, 1999:

                                                                                     NOTIONAL
                                                                                      AMOUNT
                                                                                  ---------------
                                                                                   (IN THOUSANDS)
Interest rate caps with an interest rate limit of 8% expiring March 2000 ....     $        60,000
Interest rate swaps with interest rates ranging from 6.03% to
6.14% expiring between September 2000 and December 2002 .....................             435,000
Interest rate collars with an interest rate range of 6.08% to
7.5% expiring between December 2002 and June 2003 ...........................             100,000

         All of these derivative agreements were entered into for the purpose of providing hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements. We used the cash proceeds that we received from the sale of our U.S. plastic packaging operations on July 2, 1999 to reduce outstanding debt under our senior credit facility, and as a result, certain of our existing interest rate agreements no longer qualify for accounting purposes as hedges and have been marked to market. There was no material gain or loss related to these unmatched derivative agreements.

         We are exposed to market risk under interest rate derivative agreements. Credit risk under these agreements is remote, however, since the counterparties to our interest rate derivative agreements are major financial institutions.

6.       ACQUISITIONS

         Proposed Acquisition of Southern Foods Group -- On September 21, 1999, we announced that we have signed a definitive agreement to acquire Southern Foods Group, L.P. pursuant to a new joint venture with Dairy Farmers of America, currently the majority owner of Southern Foods Group, L.P. Southern Foods Group, L.P., currently the third largest dairy processor in the United States, had net sales of approximately $1.2 billion during the twelve-month period ended June 30, 1999. The new joint venture, which will include all of our domestic fluid dairy operations (including our interests in our two existing joint ventures with Dairy Farmers of America) and Southern Foods, will be owned 66.2% by us and 33.8% by Dairy Farmers of America. The joint venture will not include our Morningstar division, our Puerto Rican operations, or our remaining packaging operations. We will manage the joint venture and receive a quarterly management fee. The transaction has been approved by our Board of Directors and by the Board of Directors of Dairy Farmers of America. Closing of the transaction, which is expected to occur by December 31, 1999, is subject to customary closing conditions, and the approval of the U.S. Department of Justice. In connection with this transaction, we anticipate replacing our existing $1 billion credit facility with a new credit facility in the amount of approximately $300 million to $500 million. The joint venture will also obtain a new credit facility at closing in the amount of approximately $1.5 billion to $1.75 billion, the proceeds of which will be used to refinance existing debt of both companies, for future acquisitions and for general corporate purposes. We are currently in the process of negotiating these two facilities, and expect to enter into definitive agreements simultaneously with the closing of the acquisition of Southern Foods Group, L.P. Also in connection with the transaction, Southern Foods Group, L.P. will redeem the interest of its minority holder, and we will redeem $100 million of our trust issued preferred securities held by Dairy Farmers of America.

         Acquisition of Robinson Dairy -- On August 16, 1999, we completed the acquisition of all of the outstanding stock of Robinson Dairy, Inc., a full-line manufacturer and distributor of dairy products based in Denver, Colorado. Robinson Dairy had sales of approximately $45 million during the twelve month period ended March 31, 1999.

         Acquisition of the Fluid Milk Business of Adohr Farms -- On August 2, 1999, we announced the formation of another joint venture with Dairy Farmers of America pursuant to which our southern California dairy operations were combined with Dairy Farmers of America's southern California dairy operations. The joint venture includes our Swiss Dairy business, based in Riverside and the fluid milk business of Adohr Farms, based in Southgate, California, which had annual revenues of approximately $148 million during the twelve month period ended December 31, 1998. We own a 75% interest in the venture and Dairy Farmers of America owns the remaining 25%. We manage the venture. In connection with the transaction, we and Dairy Farmers of America acquired the interests of two minority holders of Adohr's milk business. In connection with our proposed acquisition of Southern Foods Group, L.P., we will contribute our interest in this venture to our most recent joint venture with Dairy Farmers of America.

         Proposed Acquisition of Valley of Virginia Cooperative Milk Producers Association -- On July 23, 1999, we announced that we have signed a definitive agreement to acquire Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia, which had net sales of approximately $209 million during the 12 months ended April 30, 1999, sells milk and ice cream products in Virginia, Maryland, Pennsylvania, Delaware and the District of Columbia, and ultra-high temperature, dairy products across the eastern half of the United States, primarily under the Shenandoah's Pride(R) brand. The acquisition has been approved by our Board of Directors, the Board of Directors of Valley of Virginia and the members of Valley of Virginia. The applicable waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired, and all other necessary approvals have been obtained. However, Valley of Virginia has conditioned its obligation to close upon receipt of certain tax rulings by the Internal Revenue Service. These rulings are expected to be received, and the transaction is expected to close, during the fourth quarter of 1999. Valley of Virginia will sell its interest in Valley Rich Dairy based in Roanoke, Virginia to another purchaser prior to the closing of the transaction.

                  Acquisition of Broughton Foods -- On June 22, 1999, we completed our previously announced acquisition of Broughton Foods Company. Broughton Foods Company, which had sales of approximately $179 million in 1998 (or $202 million on a pro forma basis for completed acquisitions), is a manufacturer and distributor of fresh and ultra high temperature milk, ice cream and other ultra high temperature dairy products in Michigan, Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States. Pursuant to an agreement with the U.S. Department of Justice Antitrust Division, we must sell Broughton Foods Company's Southern Belle operations in Pulaski County, Kentucky by December 3, 1999. As a result, the portion of the purchase price allocable to Southern Belle has been classified as assets held for sale.

         Other -- During the first quarter of 1999, we completed the acquisitions of three small businesses in our dairy segment including:

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

         All of our acquisitions have been accounted for using the purchase method of accounting. The purchase price of each of the acquisitions was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their estimated fair market values. The excess of the total purchase prices over the estimated fair values of the net assets represented goodwill. These allocations are tentative and subject to change.

7.       BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         Reportable segments are defined by applicable accounting rules as strategic business units offering different products and services that are managed separately because each business requires different technology and marketing strategies. In all periods shown in the consolidated financial statements contained in this report prior to the third quarter of 1999, we had two reportable segments, including "dairy" and "packaging." As a result of the sale of a majority interest in our domestic packaging operations effective July 2, 1999, we no longer have a reportable packaging segment according to accounting rules. (See Note 2 above for more information about such sale.) Our remaining packaging operations, which consist of only our European metal can and flexible film businesses, are now included in "Other" in the reconciliation section of this Note; all periods presented have been restated to conform with this change.

         The accounting policies of our reportable segments were the same as those described in the summary of significant accounting policies set forth in
Note 1 to our 1998 consolidated financial statements, contained in our 1998 Annual Report on Form 10-K. The amounts in the following tables were derived from reports used by our executive management team:

                                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                              1999                                          1998
                                          -------------------------------------------     ----------------------------------------
                                                                             SEGMENT                                      SEGMENT
(in 000's)                                   DAIRY           PACKAGING        TOTAL         DAIRY         PACKAGING        TOTAL
                                          ----------        ----------     ----------     ----------     ----------     ----------
Revenues from external customers ....     $1,006,741                       $1,006,741     $  764,741     $  117,151     $  881,892
Intersegment revenues ...............                                                          6,828          5,077         11,905
Segment operating income ............         69,550(1)                        69,550         50,498         15,072         65,570
Total segment assets ................      2,424,489                        2,424,489      1,888,060        558,005      2,446,065



                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------------------------------------------
                                                              1999                                          1998
                                          -------------------------------------------     ----------------------------------------
                                                                             SEGMENT                                      SEGMENT
(in 000's)                                   DAIRY           PACKAGING        TOTAL         DAIRY         PACKAGING        TOTAL
                                          ----------        ----------     ----------     ----------     ----------     ----------
Revenues from external customers .....    $2,919,200        $  244,866     $3,164,066     $1,995,213     $  221,560     $2,216,773
Intersegment revenues ................        16,036            18,674         34,710         12,428         15,295         27,723
Segment operating income .............       187,228(2)         34,685        221,913        149,555         27,379        176,934

--------------------------

     (1) Includes a pre-tax charge for plant closing and other costs of $1.5 million.
     (2) Includes a pre-tax charge for plant closing and other costs of $6.2 million.

         The following are reconciliations of reportable segment amounts to our consolidated totals:

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                           --------------------------------------------------------------------------------------
                                                              1999                                            1998
                                           -----------------------------------------     ----------------------------------------
 (in 000's)                                  SEGMENT        OTHER            TOTAL         SEGMENT        OTHER           TOTAL
                                           ----------     ----------      ----------     ----------     ----------     ----------
Revenues from external customers .....     $1,006,741     $   75,319      $1,082,060     $  881,892     $   86,212     $  968,104
Segment operating income (loss) ......         69,550         (2,820)         66,730         65,570          3,217         68,787
Total segment assets .................      2,424,489        341,754       2,766,243      2,446,065        320,102      2,766,167


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                           ---------------------------------------------------------------------------------------
                                                              1999                                        1998
                                           -----------------------------------------     -----------------------------------------
 (in 000's)                                 SEGMENT         OTHER            TOTAL         SEGMENT        OTHER           TOTAL
                                           ----------     ----------      ----------     ----------     ----------      ----------
Revenues from external customers .....     $3,164,066     $  190,024      $3,354,090     $2,216,773     $  112,572      $2,329,345
Segment operating income(loss) .......        221,913        (11,348)        210,565        176,934         (1,702)     $  175,232

    Geographic information for 1999 and 1998:

                                                   REVENUES
                         ------------------------------------------------------------          LONG-LIVED ASSETS
                         THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,           AT SEPTEMBER 30,
                         ----------------------------     ---------------------------     -------------------------
(in 000's)                  1999              1998           1999             1998           1999           1998
                         ----------        ----------     ----------       ----------     ----------     ----------
United States ......     $  946,990        $  826,017     $2,984,250       $2,037,370     $1,817,400     $1,823,539
Puerto Rico ........         59,751            59,017        180,135          183,791        124,033        122,620
Europe .............         75,319            83,070        189,705          108,184         89,870         84,916
                         ----------        ----------     ----------       ----------     ----------     ----------
Total ..............     $1,082,060        $  968,104     $3,354,090       $2,329,345     $2,031,303     $2,031,075
                         ==========        ==========     ==========       ==========     ==========     ==========

8.       COMPREHENSIVE INCOME

         During 1998 we adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income was $33.4 million and $80.3 million for the three- and nine-month periods ended September 30, 1999, respectively, which included net income as reported and comprehensive income adjustments primarily for a foreign currency gain of $4.8 million ($3.0 million net of taxes) for the three-month period ended September 30, 1999 and a foreign currency loss of $5.2 million ($3.2 million net of taxes) for the nine-month period ended September 30, 1999. Consolidated comprehensive income was $35.0 million and $110.4 million for the three- and nine-month periods ended September 30, 1998, respectively, ($35.0 million and $81.9 million before discontinued operations and an extraordinary gain) which includes foreign currency gains of $6.7 million and $5.9 million, net of taxes.

9.       STOCKHOLDERS' EQUITY

         On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. On September 28, 1999, we announced that our Board had increased the program by$100 million to $200 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through November 10, 1999.

                                              NO. OF SHARES         PURCHASE
PERIOD                                         REPURCHASED            PRICE
------                                       ---------------     ---------------
Third Quarter 1998                                 1,000,000     $  30.4 million
Fourth Quarter 1998                                  510,400        15.6 million
Second Quarter 1999                                   79,700         3.0 million
Third Quarter 1999                                 1,850,515        66.7 million
Fourth Quarter 1999 through November 10,           1,644,300        60.7 million
                                             ---------------     ---------------
             Total                                 5,084,915     $ 176.4 million
                                             ===============     ===============

         After November 10, 1999, $23.6 million remains available for spending under this program.

PLANT CLOSING AND OTHER NON-RECURRING COSTS

         During the second quarter of 1999, as part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $4.7 million. The impact of the charge was to reduce second quarter earnings from $.94 per diluted share to $.87 per share. The costs included the following:

        o Closing of one dairy plant and consolidation of production into an expanded plant,
        o    Disposition of a small cheese processing plant, and
        o    Consolidation of administrative offices in one of our regions.

The costs included non-cash losses on asset and plant dispositions of $3.6 million as well as other related accrued costs of $1.1 million associated with the plan.

         During the third quarter of 1999, we recorded additional plant closing and other non-recurring costs of $5.1 million. The impact of these charges was to reduce third quarter earnings from $0.91 per diluted share to $0.83 per share. We included $1.6 million representing our share of Consolidated Container Company's restructuring and unusual charges. These were reported as a reduction of equity in earnings. The remaining charges of $3.5 million, which were reported as plant closing and other non-recurring costs in the third quarter, including primarily the following:

        o Closing of an ice cream plant and consolidation of production into another plant, and
        o    Corporate administrative severance costs.

The third quarter plant closing and non-recurring charge of $3.5 million included non-cash charges of $0.5 million as well as other related accrued costs of $3.0 million.

         Plant closing and other non-recurring costs charged to operations in connection with the second quarter 1999 and third quarter 1999 plans are summarized in the following chart:

                                                              SECOND          THIRD
                                                             QUARTER         QUARTER
                                                               1999            1999           TOTAL
                                                            ----------      ----------      ----------
(in 000's)
Write-downs of property, plant and equipment associated
     with facility closings and dispositions                $    3,548      $      538      $    4,086
Workforce severance obligations                                    628           2,004           2,632
Lease and other facility closing obligations                       495           1,458           1,953
Gain on disposal of facility                                                      (480)           (480)
                                                            ----------      ----------      ----------
Charges to operating income                                      4,671           3,520           8,191
Share of Consolidated Container charges                                          1,556           1,556
                                                            ----------      ----------      ----------
        Total                                               $    4,671      $    5,076      $    9,747
                                                            ==========      ==========      ==========

         Set forth in the following chart are the types and amounts of charges that were recognized as accrued expenses, along with cash payments made against such accruals during 1999:

                                                   ACCRUED         SECOND          THIRD           BALANCE AS OF
                                                   CHARGES        QUARTER         QUARTER        SEPTEMBER 30, 1999
                                                 ----------      ----------      ----------      ------------------
(in 000's)
Workforce severance obligations                  $    2,632      $     (460)     $     (187)     $            1,985
Lease and other facility closing obligations          1,953             (46)           (406)                  1,501
                                                 ----------      ----------      ----------      ------------------
        Total                                    $    4,585      $     (506)     $     (593)     $            3,486
                                                 ==========      ==========      ==========      ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese and yogurt. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee. We sell our dairy products under various brands including national brands (such as International Delight(R), Second Nature(R), Naturally Yours(R) and Mocha Mix(R)), strong regional brands (such as Broughton(R), Country Fresh(R), Dairymens(R), Lehigh Valley Farms(R) , Model(TM), Natural by Garelick Farms(R), Suiza(TM), Louis Trauth(TM), Tuscan(R), Velda Farms(R) and West Lynn Creamery(R)) and partner or licensed brands in certain regions (including Lactaid(R), Flav-O-Rich(R) and Pet(R)). We also have holdings in the consumer goods packaging industry.

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations during the three- and nine-month periods ended September 30, 1999 and 1998, including information presented as a percentage of net sales:

                                        THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------------      -----------------------------------------------
                                         1999                      1998                      1999                      1998
                                 --------------------      --------------------      --------------------      ---------------------
                                                % OF                      % OF                      % OF                      % OF
                                                 NET                       NET                       NET                       NET
                                   DOLLARS      SALES       DOLLARS       SALES        DOLLARS      SALES       DOLLARS       SALES
                                 ----------     -----      ----------     -----      ----------     -----      ----------     -----
(in 000's)
Net sales ..................     $1,082,060       100%     $  968,104       100%     $3,354,090       100%     $2,329,345       100%
Cost of sales ..............        834,410      77.1         747,309      77.2       2,610,932      77.8       1,785,670      76.7
                                 ----------     -----      ----------     -----      ----------     -----      ----------     -----
Gross profit ...............        247,650      22.9         220,795      22.8         743,158      22.2         543,675      23.3

Operating expenses:
  Selling and distrib.......        134,257      12.4         108,019      11.2         380,445      11.4         267,347      11.4
  G&A ......................         34,411       3.2          34,846       3.6         115,248       3.4          78,967       3.4
  Amortization .............          8,732       0.8           9,143       0.9          28,709       0.9          22,129       1.0
  Plant closing & other ....          3,520       0.3               0       0.0           8,191       0.2               0       0.0
                                 ----------     -----      ----------     -----      ----------     -----      ----------     -----
     Total .................        180,920      16.7         152,008      15.7         532,593      15.9         368,443      15.8
                                 ----------     -----      ----------     -----      ----------     -----      ----------     -----

 Operating income ..........     $   66,730       6.2%     $   68,787       7.1%     $  210,565       6.3%     $  175,232       7.5%
                                 ==========     =====      ==========     =====      ==========     =====      ==========     =====

         On July 2, 1999 we sold our U.S. plastic packaging operations to Consolidated Container Company LLC. We own a 43% interest in Consolidated Container Company LLC, which we account for under the equity method of accounting. As a result, the sales and operating expenses of Consolidated Container Company LLC are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense"). Please see Note 2 above for more information.

         Third Quarter and Year-to-date 1999 Compared to Third Quarter and Year-to-date 1998

         Net Sales. Net sales increased 11.8% to $1.08 billion in the third quarter of 1999 from $968.1 million in the third quarter of 1998. For the nine month period ended September 30, net sales increased 44.0% to $3.35 billion in 1999 from $2.33 billion in 1998. Excluding $117.2 million in revenues recorded by our U.S. packaging operations in the third quarter of 1998, sales increased by $231.1 million or 27.2% in the third quarter of 1999. This increase was primarily due to acquisitions.

         Cost of Sales. Our cost of sales ratio was 77.1% in the third quarter of 1999 compared to 77.2% in the third quarter of 1998, and 77.8 % for the first nine months of 1999 compared to 76.7% for the same period of 1998. The cost of sales ratio in the third quarter of 1999 reflects improvements in dairies owned for more than twelve months, offset by the sale of our U.S. packaging operations which had a lower cost of sales ratio. For the first nine months of 1999, the cost of sales ratio increased primarily due to a higher basic formula price for milk during the first quarter of 1999, along with the effect of lower profit margins from newly acquired businesses.

         Operating Expenses. Our operating expense ratio was 16.7% in the third quarter of 1999 compared to 15.7% in the third quarter of 1998, and 15.9% for the first nine months of 1999 compared to 15.8% for the same period of 1998. The operating expense ratio increased in the third quarter of 1999 due to

          o $3.5 million in plant closing and other non-recurring charges. These charges include the costs of closing plants and severance payments,
          o    Lower profit margins on newly acquired businesses, and
          o The effect of the sale of our U.S. packaging operations, which had a lower operating expense ratio.

         The operating expense ratio for the first nine months of 1999 increased due to $8.2 million in plant closing and other non-recurring costs. Excluding these charges our operating expense ratio was comparable to 1998 levels.

         Operating Income. Operating income decreased 3.0% to $66.7 million in the third quarter of 1999 from $68.8 million in the third quarter of 1998. For the nine-month period ended September 30, operating income increased 20.2% to $210.6 million in 1999 from $175.2 million in 1998. Excluding plant closing and other non-recurring costs of $3.5 million and the operating income of our U.S. plastic packaging operations of $15.0 million in the third quarter of 1998 (which is no longer part of operating income in the third quarter of 1999), operating income increased 30.7% to $70.3 million in the third quarter of 1999. Similarly, excluding plant closing and other non-recurring costs of $8.2 million during the nine-month period in 1999 and excluding U.S. packaging operations in the third quarter of 1998, operating income increased 36.6% to $218.8 in the first nine months of 1999, compared to the same periods in 1998. However, operating income margin decreased to 6.2% in the third quarter of 1999 from 7.1% in the same period of 1998, and decreased to 6.3% for the first nine months of 1999 from 7.5% in 1998. This decline is primarily due to plant closing and other non-recurring charges, the sale of our higher margin U.S. packaging operations, and lower margins for newly acquired companies, partly offset by improved operating efficiencies in our dairy operations held for more than one year.

         Other (Income) Expense. Interest expense decreased to $8.4 million in the third quarter of 1999 from $14.1 million in 1998, but increased to $39.6 million in the first nine months of 1999 from $36.0 million in the same period of 1998. The decrease in the third quarter of 1999 reflects the elimination of approximately $500 million of debt following the sale of our U.S. packaging operations, partly offset by additional debt incurred to pay for acquisitions. The increased interest in the first nine months of 1999 is primarily due to the increased levels of debt used to finance acquisitions. Financing charges on preferred securities increased to $28.9 million in the first nine months of 1999 from $20.5 million in 1998, reflecting

     o the issuance on February 20, 1998 of $100 million of 5.0% preferred securities related to our acquisition of Land-O-Sun, and
     o the issuance on March 24, 1998 of $600 million of 5.5% preferred securities.

         Earnings from equity investments, which are primarily related to our minority interest in Consolidated Container Company LLC amounted to $4.7 million in the third quarter of 1999. These earnings were net of $1.6 million representing our proportional share of restructuring and other non-recurring charges related to the integration of Consolidated Container Company's operations.

         Discontinued Operations and Extraordinary Items. In the nine months ended September 30, 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million. Extraordinary items in 1998 were

     o a $35.5 million extraordinary gain, net of income tax expense of $22.0 million, resulting from the April 1998 sale of our packaged ice business, and
     o a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses in connection with our May 1998 early-extinguishment of the term portion of our credit facility.

         Net Income. We reported net income of $30.4 million in the third quarter of 1999 compared to $28.3 million in the third quarter of 1998. For the first nine months, we reported net income of $83.5 million in 1999 compared to $104.5 million in 1998. Income from continuing operations for the same period was $83.5 million in 1999 compared to $76.0 million in 1998.

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

         Completed Acquisitions

         On August 16, 1999, we completed the acquisition of Robinson Dairy, Inc., a full-line manufacturer and distributor of dairy products in Denver, Colorado. Robinson Dairy had sales of approximately $45 million during the twelve month period ended March 31, 1999.

         On August 2, 1999, we announced the formation of a new joint venture with Dairy Farmers of America pursuant to which our southern California dairy operations were combined with the fluid milk business of Dairy Farmers of America's Adohr Farms. We own 75% of the venture and Dairy Farmers of America owns the remaining 25%. We manage the entity. For more information about this transaction and about acquisitions completed during the first and second quarters of 1999, see Note 6 to our Consolidated Financial Statements contained in this report.

         Proposed Acquisitions and Related Events

         On September 21, 1999, we announced that we have signed a definitive agreement to acquire Southern Foods Group, L.P. pursuant to a new joint venture with Dairy Farmers of America, currently the principal owner of Southern Foods Group, L.P. Our acquisition of Southern Foods Group, L.P., the third largest dairy processor in the United States whose brands include Meadow Gold(R), Borden(R) and Elsie(R), will expand our geographic reach to 46 states. In connection with this transaction, Pete Schenkel, president and chief executive officer of Southern Foods Group, L.P. will become president of our domestic fluid milk operations, and vice chairman of our Board of Directors. For more information about the proposed transaction, see Note 6 to our Consolidated Financial Statements contained in this report.

         On July 23, 1999, we announced that we have signed a definitive agreement to acquire Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. For more information about this transaction, see Note 6 to our Consolidated Financial Statements contained in this report.

         Stock Repurchase

         Our Board of Directors has authorized an open market share repurchase program of up to $200 million of our common stock. During the third quarter of 1999, we repurchased 1,850,515 shares of common stock for a total purchase price of approximately $66.7 million pursuant to this Board authorization. During the fourth quarter of 1999 through November 10, 1999, we have repurchased an additional 1,644,300 shares for a total purchase price of $60.7 million. For more information about our stock repurchase program, please see Note 9 to our Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had total stockholders' equity of $675.2 million, total debt of $622.7 million (including long-term debt and the current portion of long-term debt) and $683.4 million of mandatorily redeemable convertible trust issued preferred securities.

         Cash Flow

         Historically, we have met our working capital needs with cash flow from operations along with borrowings under our senior credit facility. Net cash provided by continuing operations was $253.8 million for the first nine months of 1999 as contrasted to $119.9 million for the first nine months of 1998. Investing activities in the first nine months of 1999 included approximately $143.2 million in capital expenditures and $226.4 million for acquisitions, as compared to $113.7 million and $566.8 million for 1998. These expenditures were offset by cash proceeds from divestitures of $373.8 million in 1999 and $172.7 million in 1998. Financing activities during the first nine months of 1999 included approximately $69.7 million of cash spent to repurchase shares of our common stock in the open market, as compared to $30.4 million in 1998, along with proceeds and repayments of debt from operating cash flows and investing activities.

         Current Debt Obligations

         At September 30, 1999, approximately $456.8 million was available under our senior credit facility. On July 2, 1999, we sold our U.S. plastic packaging operations to Consolidated Container Company LLC, in which we own a 43% minority interest. Pursuant to that transaction, Consolidated Container Company LLC assumed approximately $135 million of our debt (which consisted of senior secured notes issued by a subsidiary). Consolidated Container Company LLC also paid to us at closing our intercompany debt and preferred stock investment, including interest and dividends, of approximately $364 million; all of which was used to pay down outstanding debt under our senior credit facility. For more information regarding our debt obligations, see Note 5 to our Consolidated Financial Statements contained in this report. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

         In connection with our proposed acquisition of Southern Foods Group, L.P., we expect to replace our existing senior credit facility with a reduced facility, and to obtain a new credit facility for the dairy joint venture. For more information, see Note 6 to our Consolidated Financial Statements contained in this report.

         Future Capital Requirements

         We expect to spend a total of approximately $165 million for capital expenditures during 1999, of which approximately $143 million has been spent to date.

         We have a current commitment to expend approximately $88 million in cash on our currently proposed acquisition of Valley of Virginia Cooperative Milk Producers Association. We expect to fund this acquisition out of cash flow from operations and/or borrowings under our senior credit facility.

         We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the remainder of 1999 and for the foreseeable future. In the future, we intend to pursue additional acquisitions in our existing regional markets as well as new markets, and to seek strategic acquisition opportunities that are compatible with our core business. We expect to fund future acquisitions out of cash flow from operations and/or from borrowings under our senior credit facility or the credit facility to be obtained for our new dairy joint venture in connection with the proposed acquisition of Southern Foods Group. If necessary, we believe that we also have the ability to secure additional financing to pursue this strategy.

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

         We have substantially completed work on our comprehensive project to address Year 2000 issues that may adversely impact our business. Our only unfinished tasks are a few remaining vendor supplied software updates, which are underway, some personal computer replacements and completion of our contingency plans.

         A critical step in our strategic plan is the coordination of Year 2000 readiness with third parties. We have received confirmation from over 95% of our regular suppliers and vendors that their systems are Year 2000 compliant. We have continual contact with our remaining suppliers and vendors in an effort to ensure that they are pursuing acceptable compliance efforts so that they will have minimal impact on our business. Contingency plans are being developed in any areas that pose a possible threat.

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

         We have incurred and expensed approximately $4.8 million through September 30, 1999 for remediation costs associated with our Year 2000 compliance activities and we expect to incur and expense an additional $0.5 million in the future to complete the remediation of our information systems and to write off unamortized costs for systems replaced. In addition to these remediation costs expensed, we have also capitalized approximately $8.6 million of capital expenditures through September 30, 1999 for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses pursuant to our Year 2000 compliance activities and our on-going information systems development plan and we expect to incur an additional $0.5 million of capital expenditures for the remainder of 1999 for the purchase of additional replacement systems. Budgeted amounts are based on our conservative estimates and actual results could differ; however, we do not expect to incur any material additional costs.

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

         Rationalization Activities

         As a result of our rapid growth in recent years, we have many opportunities to lower costs and become more efficient in our operations by rationalizing our assets and work force. During 1998, we closed 8 dairy plants, and in 1999 to date, we have closed an additional 6. During the fourth quarter of 1999, we have identified an additional 3 dairy facilities which we expect to close, and during 2000, we intend to place an increased emphasis on our rationalization activities. As we continue to close facilities and eliminate duplicative administrative activities, we may incur costs or other charges related to these rationalization activities. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43% equity investment in Consolidated Container Company LLC will continue to be reduced by our share of restructuring charges recognized by Consolidated Container Company LLC as they continue to integrate the operations of our former U.S. plastic packaging business, and the business of Reid Plastics. Although we cannot estimate the effect of these charges on our earnings at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations.

RISK FACTORS

         This report contains certain statements about our future that are not statements of historical fact, such as statements about our proposed acquisitions, our expected liquidity, capital requirements and capital availability, and our predictions about Year 2000 issues and certain trends affecting our business. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

         If we fail to effectively manage our growth, our business could be adversely affected.

         We have expanded our operations rapidly in recent years and plan to continue this expansion. This rapid growth places a significant demand on our management and our financial and operational resources. Our growth strategy is subject to various risks, including

          o inability on our part to successfully integrate or operate acquired businesses,
          o inability to retain key customers of acquired businesses or to obtain new customers, and
          o inability to realize or delays in realizing expected benefits from our increased size.

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

         Our businesses are subject to intense competition. We have many competitors in each of our product, service and geographic markets. If we fail to successfully compete against our competitors, our business will be adversely affected. Competition in the dairy business is based primarily on

         o    service,
         o    price,
         o    brand recognition,
         o    quality, and
         o    breadth of product line.

         The dairy industry has excess production capacity and has been consolidating for many years. This excess production capacity is the result of

         o    improved manufacturing techniques,
         o the establishment of captive dairy operations by large grocer retailers, and
         o    limited growth in the demand for fresh milk products.

         We could be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

         Our substantial debt and other financial obligations expose us to risks that could adversely affect our financial condition.

         As of September 30, 1999, we had substantial debt and other financial obligations, including

         o approximately $623 million of borrowings (including $515 million under our senior credit facility, $54 million under our subsidiary lines of credit and $54 million of subsidiary debt obligations), and
         o $683 million of 5.0% preferred securities and 5.5% preferred securities.

         Those amounts compare to our stockholders' equity of $675 million as of September 30, 1999.

         Our senior credit facility provides us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes. As of September 30, 1999, we would have been able to borrow an additional $457 million under our senior credit facility. We have pledged the stock of some of our subsidiaries to secure this facility and the assets of other subsidiaries to secure other indebtedness. Our senior credit facility and related debt service obligations

     o limit our ability to obtain additional financing in the future without obtaining prior consent,
     o require us to dedicate a significant portion of our cash flow to the payment of interest on our debt, which reduces the funds we have available for other purposes,
     o limit our flexibility in planning for, or reacting to, changes in our business and market conditions, and
     o    impose on us additional financial and operational restrictions.

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

         The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. In some cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our profitability and financial performance.

         Changes in regulations could adversely affect many aspects of our business.

         Under the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. In 1996, the U.S. Congress passed legislation to phase out the Federal Milk Marketing Order program. This program was scheduled to be phased out by October 1999. The U.S. Department of Agriculture ("USDA") issued final rules (the "USDA Final Rules") which would implement changes to this program, including changes in pricing classifications for certain dairy products. The USDA Final Rules have been challenged in various court proceedings brought by certain producers and producer cooperatives. As a result of these court proceedings, the USDA Final Rules have not been implemented. We do not know what the outcome of these proceedings will be or whether the USDA Final Rules will be implemented. In addition, legislation has been introduced in Congress to modify the USDA's final rules and implement other proposed pricing changes. We do not know which, if any, of the various proposed changes will be adopted, and we do not know what effect any final legislation or the termination of this federal program will have on the prices we pay for raw milk. In addition, various states have adopted or are considering adopting compacts among milk producers, which would establish minimum prices paid by milk processors, including us, to raw milk producers. Legislation has also been proposed to extend the existing Northeast Dairy Compact. We do not know whether new compacts will be authorized or the extent to which these compacts would increase the prices we pay for milk.

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

         We believe that we have addressed the Year 2000 computer issues in all material respects. However, if we have not properly completed the necessary systems modifications or if important service providers, suppliers or customers do not properly resolve their Year 2000 issues in a timely manner, our operations could be adversely affected and we could experience increased liabilities and expenses as a result.

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

        We, like others in similar businesses, are subject to a variety of federal, foreign, state and local environmental laws and regulations including, but not limited to, those regulating waste water and stormwater, air emissions, storage tanks and hazardous materials. We believe that we are in material compliance with these laws and regulations. Future developments, however, including increasingly stringent regulations, could require us to make currently unforeseen environmental expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         At September 30, 1999, we had interest rate derivative agreements in place, including interest rate caps, swaps and collars. The following table summarizes our various interest rate agreements:

TYPE            INTEREST RATE LIMITS     NOTIONAL AMOUNTS   EXPIRATION DATE
----            --------------------   -------------------  ---------------
Caps..........          8.0%              $60.0 million          March 2000
Swaps.........     6.03% to 6.14%          60.0 million      September 2000
                                          100.0 million       December 2000
                                          275.0 million       December 2002
Collars.......      6.08% to 7.5%         100.0 million       December 2002
                                                               to June 2003

         All of these derivative agreements were entered into for the purpose of providing hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements. We used the cash proceeds that we received from the sale of our U.S. plastic packaging operations on July 2, 1999 to reduce outstanding debt under our senior credit facility, and as a result, certain of our existing interest rate agreements no longer qualify for accounting purposes as hedges and have been marked to market. There was no material gain or loss related to these unmatched derivative agreements.

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

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         2.1      Amended and Restated Contribution Agreement, Plan of Merger
                  and Purchase Agreement dated September 20, 1999 by and among
                  Suiza Foods Corporation, Suiza SoCal Holdings, Inc., Suiza GTL
                  Holdings, Inc., LOS Holdings, Inc., Suiza Fluid Diary Group
                  Holdings, Inc., Suiza Management Corporation, the Suiza
                  Companies identified therein, Suiza GTL, LLC, Suiza SoCal,
                  LLC, Robinson Dairy, Inc., Dairy Farmers of America, Inc., DFA
                  Investment Company, Southern Foods Group, L.P., SFG Management
                  Limited Liability Company, SFG Capital Corporation, Suiza
                  Fluid Diary Group, L.C., Pete Schenkel and Mid-Am Capital,
                  L.L.C.
         2.2      Contribution and Merger Agreement by and among Suiza Foods
                  Corporation, Franklin Plastics, Inc. and affiliates, Vestar
                  Packaging LLC, Reid Plastics Holdings, Inc. and affiliates,
                  Consolidated Container Holdings LLC, Consolidated Container
                  Company LLC and Reid Plastics Group LLC dated as of April 29,
                  1999, as amended (incorporated by reference from our Current
                  Report on Form 8-K dated July 19, 1999 (File No. 1-12755))
         10       Amended and Restated Credit Agreement dated May 22, 1998
                  between Suiza Foods Corporation, each of the lenders
                  identified therein, and First Union National Bank, as
                  administrative agent for the lenders (incorporated by
                  reference from our Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1998 (File No. 1-12755))
         11       Statement re computation of per share earnings
         27       Financial Data Schedules

    Reports on Form 8-K

         o We filed a Current Report on Form 8-K on July 2, 1999 in connection with the completion of our acquisition of Broughton Foods Company.

         o We filed a Current Report on Form 8-K on July 19, 1999 in connection with the completion of the sale of our U.S. plastic packaging operations.

         o We filed a Current Report on Form 8-K on September 23, 1999, in connection with our proposed acquisition of Southern Foods Group, L.P., and the resignation of Irwin Gordon as President and Chief Operating Officer.


                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SUIZA FOODS CORPORATION

                                              /s/ Barry A. Fromberg
                                              ----------------------------------
                                              Barry A. Fromberg Executive Vice
                                              President, Chief Financial Officer
                                              (Principal Accounting Officer)
Date: November 15, 1999

                                  EXHIBIT INDEX

     EXHIBIT
     NUMBER                   DESCRIPTION
     ------                   -----------
       2.1    Amended and Restated Contribution Agreement, Plan of Merger and
              Purchase Agreement dated September 20, 1999 by and among Suiza
              Foods Corporation, Suiza SoCal Holdings, Inc., Suiza GTL Holdings,
              Inc., LOS Holdings, Inc., Suiza Fluid Diary Group Holdings, Inc.,
              Suiza Management Corporation, the Suiza Companies identified therein, Suiza GTL, LLC, Suiza SoCal, LLC, Robinson Dairy, Inc.,
              Dairy Farmers of America, Inc., DFA Investment Company, Southern
              Foods Group, L.P., SFG Management Limited Liability Company, SFG
              Capital Corporation, Suiza Fluid Diary Group, L.C., Pete Schenkel
              and Mid-Am Capital, L.L.C.

       2.2    Contribution and Merger Agreement by and among Suiza Foods
              Corporation, Franklin Plastics, Inc. and affiliates, Vestar
              Packaging LLC, Reid Plastics Holdings, Inc. and affiliates,
              Consolidated Container Holdings LLC, Consolidated Container
              Company LLC and Reid Plastics Group LLC dated as of April 29,
              1999, as amended (incorporated by reference from our Current
              Report on Form 8-K dated July 19, 1999 (File No. 1-12755)) Amended and Restated Credit Agreement dated May 22, 1998 between Suiza
              Foods

       10     Amended and Restated Credit Agreement dated May 22, 1998 between
              Suiza Foods Corporation, each of the lenders identified therein, and First Union National Bank, as administrative agent for the lenders (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-12755))

       11     Statement re computation of per share earnings

       27     Financial Data Schedules