Form 10-K405
period 1999-12-31
SUIZA FOODS CORP
filed 2000-03-16
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
        [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                                 OR
       [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-12755

                            SUIZA FOODS CORPORATION
           (Exact name of the registrant as specified in its charter)

                               [SUIZA FOODS LOGO]
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 13, 2000, based on the $37.31 per share closing price for the registrant's common stock on the New York Stock Exchange, was approximately $995.4 million.

     The number of shares of the registrant's common stock outstanding as of March 13, 2000 was 32,110,333.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2000 (to be filed) are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
   1     Business....................................................    1
   2     Properties..................................................   12
   3     Legal Proceedings...........................................   13

                                  PART II
   5     Market for Our Common Stock and Related Matters.............   13
   6     Selected Financial Data.....................................   14
   7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   15
  7a     Quantitative and Qualitative Disclosures About Market
           Risk......................................................   20
   8     Consolidated Financial Statements...........................   22

                                 PART III
  10     Directors and Executive Officers............................   23
  11     Executive Compensation......................................   23
  12     Security Ownership of Certain Beneficial Owners and
           Management................................................   23
  13     Certain Relationships and Related Transactions..............   23

                                  PART IV
  14     Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................   24

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are the leading manufacturer and distributor of dairy products in the United States.

     Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at http://www.suizafoods.com. We were incorporated in Delaware in 1994.

BRIEF HISTORY

     We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. As a result of our acquisition strategy in the packaged ice industry, we became one of the largest manufacturers and distributors of packaged ice in the United States.

     We entered the dairy business in December 1993 when we acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We have grown our dairy business primarily through a focused acquisition strategy. Since our acquisition of Suiza Dairy in 1993, we have completed 39 dairy acquisitions, including 7 during 1999 and 4 during 2000 through March 13. With the completion of our most recent acquisitions, we have become the largest manufacturer and distributor of dairy products in the United States.

     We completed our initial public offering in April 1996. Initially our common stock was traded in the Nasdaq National Market. In January 1997 we completed a second public offering. Our common stock began trading on the New York Stock Exchange in March 1997.

     In August 1997 we acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers, in connection with our acquisition of a dairy company related to Franklin Plastics. We then began acquiring other companies in the plastic container business including Continental Can in May 1998. By 1999 we had built one of the largest plastic packaging companies in the United States.

     In April 1998 we sold our packaged ice operations in order to focus our resources on our dairy and packaging operations.

     In July 1999, having made a decision to further focus our resources on our core dairy business, we sold all of our U.S. plastic container operations to Consolidated Container Company in exchange for cash and a 43.1% interest in the purchaser. In March 2000 we sold the European metal can operations that we acquired as part of our acquisition of Continental Can. Our only remaining packaging business is a small flexible film business based in Kempton, Germany, which we also acquired as part of Continental Can.

     The following timeline graphically depicts our history:

                                    [CHART]

     Primarily as a result of acquisitions, we have increased our net sales and operating income from $891.2 million and $40.0 million, respectively, for the year ended December 31, 1994, to $4.5 billion and $276.9 million, respectively, for the year ended December 31, 1999.

RECENT DEVELOPMENTS

  Acquisitions

     We have completed 11 acquisitions since January 1, 1999 including:

     - Leche Celta (February 2000). Leche Celta, the fourth largest dairy processor in Spain, had net sales of approximately $150 million in 1999. Leche Celta has three plants located in the Galicia and Cantabria regions of Spain, and produces primarily ultra-high temperature dairy products. We acquired a majority interest in this business.

     - Valley of Virginia (February 2000). Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield and Mt. Crawford, Virginia, had net sales of approximately $209 million in 1999.

     - Southern Foods (January 2000). Southern Foods Group, the third largest dairy processor in the United States, had 30 plants in 12 states at the time of the acquisition and net sales of approximately $1.3 billion in 1999. We acquired Southern Foods Group pursuant to a joint venture with Dairy Farmers of America.

     - Adohr Farms (August 1999). We acquired Adohr Farms, which had annual revenues of $148 million in 1998, pursuant to a joint venture with Dairy Farmers of America. In January 2000 all interests in that joint venture were contributed to the joint venture we formed with Dairy Farmers of America in connection with the acquisition of Southern Foods.

     - Broughton Foods (June 1999). Broughton Foods Company had sales of approximately $179 million in 1998 (or $202 million on a pro forma basis for acquisitions).

     Primarily as a result of acquisitions, we increased our net sales from $3.3 billion for the year ended December 31, 1998 to $4.5 billion for the year ended December 31, 1999, and over $6.0 billion in 1999 on a pro forma basis if all acquisitions completed during 1999 and 2000 had been completed on January 1, 1999. For more information about our acquisition history, please see Notes 2 and 3 to our Consolidated Financial Statements.

 Divestitures

     In July 1999 we sold our U.S. plastic packaging business to Consolidated Container Company for cash and a 43.1% interest in the purchaser. In March of this year we sold the European metal packaging business that we acquired as part of Continental Can. As a result of these transactions we no longer have a reportable "packaging" segment. For more information about these transactions, please see Notes 3, 5 and 21 to our Consolidated Financial Statements.

  Other Events

     Other important recent events include the following:

     - Between January 1, 1999 and March 13, 2000 we repurchased approximately 5,826,723 shares of our common stock under our open market share repurchase program for a total purchase price of approximately $214.4 million,

     - We furthered our overall integration and cost reduction strategy during 1999, closing or selling nine plants and reducing our workforce,

     - In May 1999 we launched the initial test market of our new value-added branded milks, kidsmilk(TM), fitmilk(TM) and lifemilk(TM), in Reno, Nevada, and in January 2000 we expanded the test market to approximately 1,000 stores in New England and Michigan,

     - In February 2000 we launched SunSoy(TM), a non-dairy, lactose-free, cholesterol-free soymilk enriched with calcium and vitamins, and

     - In February of this year we entered into a long-term supply agreement to provide The Stop & Shop Supermarket Company, one of the largest grocery store operators in New England, with all of its private-label milk and related dairy products in New England and parts of New York. We expect this agreement to become effective during the second quarter of this year.

     For more information about our stock repurchases and our integration and cost reduction activities, please see Notes 13 and 17 to our Consolidated Financial Statements.

     The following chart is a general representation of our current corporate structure, after giving effect to all of our recent transactions:

                                    [GRAPH]

CURRENT BUSINESS STRATEGY

     Our primary strategic focus has been to expand the geographic coverage of our dairy business to better serve an increasingly national customer base. We have grown our dairy business significantly since January 1, 1999 and as a result we now have national manufacturing and distribution capabilities. Although we expect to continue to make selective and strategic acquisitions, our business strategy is now focused on maximizing shareholder value primarily through the following strategies:

  Taking Advantage of Our Scale

     We seek to:

     - vigorously pursue economies of scale in purchasing and product development as a result of our increased sales base,

     - reduce manufacturing costs and increase product quality through the continued integration of manufacturing operations into more specialized, scale-efficient facilities,

     - lower our distribution costs by eliminating excess capacity while at the same time developing a more efficient system for distributing a greater volume of product, and

     - continue to reduce expenses by eliminating duplicative administrative costs.

  Increasing Sales

     We intend to grow sales in our existing businesses by combining excellent product quality and customer service with our unparalleled geographic reach to provide unmatched service and convenience to our customers, many of whom are consolidating. Also, we intend to expand our product offerings through innovation because we believe that innovation is the key to growing both our sales and overall consumption of dairy products.

  Enhancing Operating Profit Margins, Free Cash Flow and Return on Invested Capital

     We continue to seek profit margin improvements through integration and cost reduction initiatives, and increased sales of higher-margin products. Also, we seek to increase free cash flow and improve our return on invested capital primarily through a disciplined capital expenditure strategy and effective management of working capital.

  Expanding With Our Customers

     We will continue to pursue strategic acquisitions because we believe that in order to win and retain customers in the consolidating retail sector it is critical not only that we have excellent product quality and customer service but also that we are able to distribute our products wherever our customers have operations. In addition, strategic acquisitions may help to further reduce our distribution costs or enable us to quickly expand our product lines or technological capabilities. In February of this year, we completed the acquisition of a Spanish dairy processor, and we may pursue one or more additional international acquisitions. We believe that the international markets may offer us new growth and consolidation opportunities in the future. Also, we believe an international presence offers us greater access to European advancements in ultra-high temperature ("UHT") technologies and better aligns us with large retail customers, many of whom have operations in Europe.

     In order to implement our business strategies, we have invested in product development, marketing and technological enhancements, and revised our management compensation system to reflect our shifted strategy.

INDUSTRY OVERVIEW

     According to published industry statistics, approximately $22.2 billion in wholesale value of fresh milk products were sold in the United States in 1999 compared to $21.6 billion sold in 1989.

     The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, fragmentation and excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and little to no growth in the demand for fresh milk products. For the last several years, the dairy industry has been in the process of consolidating. As the industry has consolidated, large regional dairy processors have emerged.

     Consolidation has tended to raise efficiencies in the typically low-margin dairy industry. However, consumption of dairy products remains flat and has even declined in some regions of the country. We believe that the consolidation trend will continue as dairy processors continue to seek to become more profitable. Also, we believe that innovation will become increasingly important as processors seek to increase consumption, sales and margins through product differentiation and branding.

PRODUCTS AND SERVICES

     Our product mix is heavily weighted toward fluid milk, including flavored milks and buttermilk.

     Our other products include:

     - specialty products such as lactose-reduced milk and soymilk,

     - ice cream and novelties,

     - dairy and non-dairy coffee creamers,

     - half-and-half and whipping cream,

     - sour cream,

     - cottage cheese,

     - yogurt, and

     - dairy and non-dairy frozen whipped toppings.

     We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee.

     In 1999, we manufactured and marketed approximately two thirds of our dairy products under our proprietary brand names. The remaining one third of our products were manufactured and sold on a private-label (or "customer brand") basis for our customers. Our proprietary brands include:

     - national brands including International Delight(R), Sun Soy(TM), Second Nature(R), Naturally Yours(R), Mocha Mix(R), kidsmilk(TM), fitmilk(TM) and lifemilk(TM),

     - regional brands including Adohr Farms(R), Barbe's(R), Broughton(R), Brown's Velvet Dairy(R), Country Fresh(R), Dairymens(R), Lehigh Valley Farms(R), Meadow Gold(R), Model Dairy(TM), Natural by Garelick Farms(R), Oak Farms(R), Robinson(R), Schepps(R), Shenandoah's Pride(R), Suiza(TM), Louis Trauth(TM), Tuscan(R), Velda Farms(R) and West Lynn Creamery(R), and

     - partner or licensed brands in certain regions including Borden(R), Flav-O-Rich(R), Foremost(R), Lactaid(R), and Pet(R).

SALES AND DISTRIBUTION

     We have organized our dairy operations primarily by geographic regions. We currently operate five regions in the United States (including Puerto Rico), in addition to our Morningstar group and our international operations. We have established a strong presence in each of our regions. For more information about our regions, see "Properties" on page 12.

     We market and sell our dairy products primarily through our internal regional sales forces to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, institutional food service, gas stores, schools, restaurants and hotels. Our customer base is large, and we are not dependent on any single customer.

     We deliver a majority of our dairy products directly from our plants or our distribution warehouses to our customers, primarily in trucks that we own or lease. This form of delivery is called a "direct store delivery" or "DSD" system.

     Our sales of dairy products are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

     Our Morningstar subsidiary produces and sells a majority of our specialty and long shelf-life products. We market and sell these products on a national basis to a wide variety of retail, food service and dairy outlets and in a number of foreign countries through an internal sales force and independent brokers. Our specialty and long shelf-life products are delivered primarily by common carrier. Sales of some of these products, such as whipping cream and pre-whipped toppings, sour cream and coffee creamers, experience higher sales in the fourth quarter.

RESEARCH AND DEVELOPMENT

     The development of new products, packaging and manufacturing processes is an important part of our growing emphasis on branded dairy products. We utilize consumer research to test new products prior to market introduction and we are currently test marketing several new products and packaging innovations.

While company-sponsored research and development is important to our operations, our total expenditures to date related to this function have not been material to our overall financial results.

RAW MATERIALS AND SUPPLY

     The primary raw material used in our operations is raw milk. We purchase a significant portion of our raw milk from Dairy Farmers of America, a large farmers cooperative and owner of 33.8% of our U.S. fluid dairy operations (but not including our Morningstar subsidiary or our Puerto Rican operations). We have entered into various supply agreements with Dairy Farmers of America. Prices charged by Dairy Farmers of America under these contracts are competitive market prices. We also purchase raw milk from independent farmers and certain other farm co-operatives typically pursuant to contractual arrangements. Raw milk is generally readily available. After raw milk, cream (including butterfat) is our most used raw material. We use cream in the manufacture of creamers, ice cream and certain other dairy products. Although we produce a significant amount of cream in our fluid milk operations, we also purchase cream from unaffiliated third parties from time to time. Cream (including butterfat) is generally readily available. Other raw materials, such as coffee, juice concentrates, sweeteners, and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease depending on supply and demand. Also, the price of raw milk is regulated by the federal government through federal market orders and price support programs, and many state governments regulate raw milk pricing through their own market order programs or compacts with other states. For more information about raw milk pricing, please see "Government Regulation -- U.S. Milk Industry Regulation" on page 7. Prices of raw milk and cream can fluctuate widely.

COMPETITION

     The dairy industry is highly competitive. We have many competitors in each of our major product, service and geographic markets.

     Competition in the dairy business is based primarily on:

     - service,

     - price,

     - brand recognition,

     - quality, and

     - breadth of product line.

     The dairy industry has excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. Any expansion of production capacity in one of our regional markets could have an adverse effect on us.

INTELLECTUAL PROPERTY

     We have developed or acquired several hundred trademarks, brand names and logos and several patents, and we are constantly developing new trademarks, brand names, logos and patents. In addition, we hold licenses for the use of several registered trademarks from third parties. We believe that our use of trademarks, brand names and patented packaging designs creates goodwill and results in product differentiation and, therefore, is important to our business.

GOVERNMENT REGULATION

  Public Health

     As a manufacturer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration ("FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. The FDA:

     - regulates manufacturing practices for foods through its current good manufacturing practices regulations,

     - specifies the standards of identity for certain foods, including many of the products we sell, and

     - prescribes the format and content of certain information required to appear on food product labels.

     In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to other federal, state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by federal, state and local health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products.

     We use quality control laboratories to test raw milk and other ingredients and finished products. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe that our dairy facilities and manufacturing practices comply with all material government regulations.

  Employee Safety Regulations

     We are subject to certain health and safety regulations including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

  Environmental Regulations

     We are subject to certain federal, state and local environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an "extremely" hazardous substance pursuant to federal environmental laws due to its toxicity. Also, certain of our dairy facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our dairy subsidiaries are required to pay waste water surcharges or to construct waste water pretreatment facilities. To date, such waste water surcharges have not had a material effect on our consolidated financial statements.

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

  U.S. Milk Industry Regulation

     Pursuant to the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. These prices, which are calculated by economic formula based on supply and demand, vary depending on the type of product manufactured using the raw milk. In New England, the Northeast Dairy Compact Commission sets a minimum price for milk independent of the price set by the federal milk marketing orders. The price we pay for raw milk in New England currently exceeds the price we pay for raw milk in other parts of the country. Several other states have adopted or are considering adopting compacts among milk producers which would establish minimum prices paid by milk processors, including us, to raw milk producers in those states. We do not know whether new compacts will be authorized by Congress or, if authorized, the extent to which these compacts would increase the prices we pay for raw milk.

EMPLOYEES

     As of December 31, 1999 we employed approximately 13,800 people in the following categories:

                                                              NO. OF EMPLOYEES   % OF TOTAL
                                                              ----------------   ----------
Dairy.......................................................       11,720           84.9%
European Packaging..........................................        2,014           14.6
Corporate...................................................           72            0.5

     Since December 31, 1999, we have acquired Southern Foods, which had approximately 5,700 employees as of December 31, 1999, and made certain other acquisitions and divestitures, bringing our current number of employees to over 18,000.

RISK FACTORS

     This report contains statements about our future that are not statements of historical fact. Most of these statements are found in the portions of this report entitled "Current Business Strategy," "Government Regulation," "Industry Overview," "Liquidity and Capital Resources," "Known Trends and Uncertainties," and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

  We May Have Difficulties Managing Our Growth

     We have expanded our operations rapidly in recent years. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including:

     - inability to successfully integrate or operate acquired businesses,

     - inability to retain key customers of acquired businesses, and

     - inability to realize or delays in realizing expected benefits from our increased size.

The integration of businesses we have acquired or may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the integration of the businesses we have acquired, our operations and financial results will be affected, both materially and adversely.

  We Operate in Highly Competitive Markets and our Customer Base is
  Consolidating

     Our business is subject to significant competition. See "Competition" on page 6.

     Significant consolidation is currently underway in the supermarket industry. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. As discussed on page 6, competition in the dairy industry is based on a number of factors. As the consolidation of the grocery industry continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to our future growth, as demand tends to be relatively flat in our industry. Moreover, as our customers become larger, they will have significantly greater purchasing leverage, and may force dairy prices and margins significantly lower than current levels.

     We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

 Our Innovation Efforts May Not Succeed

     We have invested, or intend to invest, significant resources in product innovation in an effort to increase our sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation may be the only source of significant growth for our business because demand tends to be relatively flat, and we expect margins on non value-added dairy products to be compressed as our customer base consolidates. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If our innovation efforts do not succeed, we may not be able to continue to increase sales or profit margins.

  Our Raw Material and Supply Costs Could Increase

     The most important raw materials that we use in our operations are raw milk, cream (including butterfat) and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. For more information about the pricing of raw milk, see "Raw Materials and Supply" and "Government
Regulation -- U.S. Milk Industry Regulation" on page 7. Prices of raw milk and cream can fluctuate widely over short periods of time. In many cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our performance. Also, because we deliver the majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of gasoline. A continued increase in fuel prices could adversely affect our results of operations.

  We Could Be Adversely Affected By Changes in Regulations

     Our operations are subject to federal, foreign, state and local governmental regulation. See "Government Regulation" beginning on page 7. While we believe that we are in compliance with all material governmental regulations, we cannot be certain what effect any future material noncompliance, or any material changes in these laws and regulations, including changes in the laws regulating minimum prices for raw milk, could have on our business.

  We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

     As of March 13, 2000, we had substantial debt and other financial obligations, including:

     - $1.08 billion of indebtedness under the senior credit facility of Suiza Dairy Group, our joint venture with Dairy Farmers of America,

     - $600.0 million of 5.5% preferred securities, and

     - $113.8 million of subordinated debt of Southern Foods.

     We had no debt outstanding under our parent-level senior credit facility as of March 13, 2000.

     We have pledged the stock of certain subsidiaries to secure our senior credit facilities and the assets of other subsidiaries to secure other indebtedness. Our two senior credit facilities and related debt service obligations

     - limit our ability to obtain additional financing in the future without obtaining prior consent,

     - require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

     - may limit our flexibility in planning for or reacting to changes in our business and market conditions, and

     - impose on us additional financial and operational restrictions.

     Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies.

  We May Be Subject to Product Liability Claims

     We sell food products for human consumption, which involves risks such as

     - product contamination or spoilage,

     - product tampering, and

     - other adulteration of food products.

Consumption of an adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverages.

     Although we maintain quality control programs designed to address food quality and safety issues, an actual or alleged problem with the quality, safety or integrity of our products at any of our facilities could result in

     - product withdrawals,

     - product recalls,

     - remediation expenses,

     - negative publicity,

     - temporary plant closings, and

     - substantial costs of compliance or remediation.

Any of these events could have a material and adverse effect on our financial condition.

  Our Foreign Operations Bring Added Risk

     In February of this year we purchased a majority interest in a Spanish dairy processor. We also own a small packaging business in Germany. We have little experience in managing businesses in Europe, and no experience with managing a European dairy operation. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Moreover, conducting operations in Europe involves risks and uncertainties not present in the U.S. as a result of governmental and economic conditions being generally less stable than in the United States. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in foreign currencies. Currently, our most significant foreign currency exposure relates to the Spanish peseta, the German mark and the euro. Any substantial devaluation of any of these currencies could have a material adverse effect on our financial condition and results of operations.

  Loss of or Inability to Attract Key Personnel Could Adversely Affect Our Business

     Our success depends to a large extent on the skills, experience and performance of our key management. The loss of one or more of these persons could hurt our business. We do not maintain key man life insurance on any of our executive officers or directors. Also, we have experienced, and could continue to experience, some difficulty in attracting management personnel due to the currently low unemployment rates in the United States. If we are unable to attract and retain key management personnel, our business will be adversely affected.

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

     - divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year,

     - permit directors to be removed only for cause, and

     - specify advance notice requirements for stockholder proposals and director nominations.

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

WHERE YOU CAN GET MORE INFORMATION

     If you would like more information about our company, write or call us at:

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

ITEM 2. PROPERTIES

     We currently conduct our manufacturing operations from the following plants:

                  NUMBER
REGION           OF PLANTS    LOCATIONS OF PLANTS
------           ---------   ---------------------
Midwest           9          - Indiana
                             - Michigan(4)
                             - Ohio(3)
                             - Tennessee
Northeast         10         - Maine
                             - Massachusetts(3)
                             - New Jersey(2)
                             - New York
                             - Pennsylvania(2)
                             - Vermont
Southeast         16         - Florida(2)
                             - Illinois
                             - Kentucky(2)
                             - North Carolina(3)
                             - Ohio
                             - South Carolina(2)
                             - Tennessee
                             - Virginia(4)
Southwest         35         - Alabama
                             - California(2)
                             - Colorado(5)
                             - Hawaii(4)
                             - Idaho(2)
                             - Iowa
                             - Louisiana(3)
                             - Mississippi
                             - Montana(3)
                             - Nebraska
                             - Nevada
                             - Oklahoma
                             - Tennessee
                             - Texas(7)
                             - Utah(2)
Puerto Rico       4          - Puerto Rico
Morningstar       11         - Arizona
                             - California(4)
                             - Maryland
                             - New York
                             - Tennessee
                             - Texas(2)
                             - Wisconsin
International     3          - Spain
                  1          - Germany*

---------------

* Our plant in Kempton, Germany is not a dairy plant. It is a small plant in which our only remaining packaging subsidiary, Dixie Union, conducts its flexible film packaging and machine building operations.

     We own most of our plants. Each of our plants also serves as a distribution facility. We also have numerous distribution branches located across the United States, some of which are owned and some of which are leased. We believe that each of our properties is suitable for its current use.

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

                                    PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED MATTERS

     Our common stock began trading in the Nasdaq National Market on April 17, 1996. Our common stock began trading on the New York Stock Exchange on March 5, 1997. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 13, 2000, there were approximately 400 record holders of our common stock.

                                                               HIGH     LOW
                                                              ------   ------
1998:
  First Quarter.............................................  $67.00   $55.00
  Second Quarter............................................   63.00    53.31
  Third Quarter.............................................   61.25    26.50
  Fourth Quarter............................................   51.63    25.69
1999:
  First Quarter.............................................  $50.25   $32.56
  Second Quarter............................................   41.88    29.63
  Third Quarter.............................................   40.69    30.00
  Fourth Quarter............................................   39.75    32.63
2000:
  First Quarter (through March 13, 2000)....................  $44.88   $36.31

     We have never declared or paid a cash dividend on our common stock. We intend to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments, stock buybacks and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended December 31, 1999 have been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

                                                                            YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------------------------
                                                            1999         1998         1997         1996         1995
                                                         ----------   ----------   ----------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Operating Data:
  Net sales............................................  $4,481,999   $3,320,940   $1,795,868   $1,207,565   $1,014,926
  Cost of sales........................................   3,487,075    2,557,908    1,381,084      970,796      813,091
                                                         ----------   ----------   ----------   ----------   ----------
  Gross profit.........................................     994,924      763,032      414,784      236,769      201,835
  Operating costs and expenses:
    Selling and distribution...........................     518,962      376,928      209,271      123,161      107,885
    General and administrative.........................     148,009      112,169       58,708       44,352       39,649
    Amortization of intangibles........................      38,513       31,479       14,916        7,675        5,609
    Plant closing, merger and other costs..............      12,566                    37,003          571        9,300
                                                         ----------   ----------   ----------   ----------   ----------
  Total operating costs and expenses...................     718,050      520,576      319,898      175,759      162,443
                                                         ----------   ----------   ----------   ----------   ----------
  Operating income.....................................     276,874      242,456       94,886       61,010       39,392
  Other (income) expense:
    Interest expense, net..............................      49,233       52,082       36,664       15,707       18,942
    Financing charges on trust issued preferred
      securities.......................................      38,584       30,213
    Equity in earnings of unconsolidated affiliates....      (2,630)         (78)
    Other income, net..................................      (1,416)      (4,212)     (24,483)      (4,499)      (2,241)
                                                         ----------   ----------   ----------   ----------   ----------
  Total other expense..................................      83,771       78,005       12,181       11,208       16,701
                                                         ----------   ----------   ----------   ----------   ----------
  Income from continuing operations before
    income taxes.......................................     193,103      164,451       82,705       49,802       22,691
  Income taxes.........................................      75,463       59,823       43,375        2,939       10,003
  Minority interest in earnings........................       8,813        1,559
                                                         ----------   ----------   ----------   ----------   ----------
  Income from continuing operations....................     108,827      103,069       39,330       46,863       12,688
  Income (loss) from discontinued operations...........                   (3,161)         717        2,315        1,329
                                                         ----------   ----------   ----------   ----------   ----------
  Income before extraordinary gain (loss)..............     108,827       99,908       40,047       49,178       14,017
  Extraordinary gain (loss)............................         904       31,698      (11,283)      (2,215)      (8,462)
                                                         ----------   ----------   ----------   ----------   ----------
  Net income...........................................  $  109,731   $  131,606   $   28,764   $   46,963   $    5,555
                                                         ==========   ==========   ==========   ==========   ==========
  Net income applicable to common stock................  $  109,731   $  131,369   $   28,464   $   46,661   $    5,251
                                                         ==========   ==========   ==========   ==========   ==========
Basic earnings per common share:
  Income from continuing operations....................  $     3.31   $     3.12   $     1.32   $     1.99   $     0.60
  Income (loss) from discontinued operations...........                    (0.10)        0.02         0.10         0.06
  Extraordinary gain (loss)............................         .03         0.96        (0.38)       (0.10)       (0.41)
                                                         ----------   ----------   ----------   ----------   ----------
  Net income...........................................  $     3.34   $     3.98   $     0.96   $     1.99   $     0.25
                                                         ==========   ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Income from continuing operations....................  $     3.11   $     2.90   $     1.25   $     1.90   $     0.59
  Income (loss) from discontinued operations...........                    (0.08)        0.02         0.10         0.06
  Extraordinary gain (loss)............................         .02         0.76        (0.36)       (0.09)       (0.40)
                                                         ----------   ----------   ----------   ----------   ----------
  Net income...........................................  $     3.13   $     3.58   $     0.91   $     1.91   $     0.25
                                                         ==========   ==========   ==========   ==========   ==========
Average common shares:
  Basic................................................  32,861,218   32,953,290   29,508,791   23,424,322   20,708,467
                                                         ==========   ==========   ==========   ==========   ==========
  Diluted..............................................  42,858,492   41,965,564   31,348,591   24,491,899   20,935,161
                                                         ==========   ==========   ==========   ==========   ==========
Other Data:
  Ratio of earnings to combined fixed charges and
    preferred stock dividends(1).......................       3.75x        3.36x        2.89x        3.38x        1.94x
Balance Sheet Data (at end of period):
  Total assets.........................................  $2,658,922   $3,013,783   $1,403,462   $  833,624   $  484,852
  Long-term debt(2)....................................     712,068      932,969      828,659      455,880      265,749
  Mandatorily redeemable convertible trust issued
    preferred securities...............................     683,505      682,938
  Total stockholders' equity...........................     583,972      655,771      359,310      213,854      111,909

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese and yogurt. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee, and have holdings in the consumer goods packaging industry.

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                                          YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                             1999                   1998                   1997
                                                     --------------------   --------------------   --------------------
                                                      DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT
                                                     ----------   -------   ----------   -------   ----------   -------
                                                                           (DOLLARS IN THOUSANDS)
Net sales..........................................  $4,481,999    100.0%   $3,320,940    100.0%   $1,795,868    100.0%
Cost of sales......................................   3,487,075     77.8     2,557,908     77.0     1,381,084     76.9
                                                     ----------    -----    ----------    -----    ----------    -----
Gross profit.......................................     994,924     22.2       763,032     23.0       414,784     23.1
Operating costs and expenses:
  Selling and distribution.........................     518,962     11.5       376,928     11.4       209,271     11.7
  General and administrative.......................     148,009      3.3       112,169      3.4        58,708      3.3
  Amortization of intangibles......................      38,513      0.9        31,479      0.9        14,916      0.8
  Plant closing, merger and other costs............      12,566      0.3                               37,003      2.0
                                                     ----------    -----    ----------    -----    ----------    -----
Total operating costs and expenses.................     718,050     16.0       520,576     15.7       319,898     17.8
                                                     ----------    -----    ----------    -----    ----------    -----
Operating income...................................  $  276,874      6.2%   $  242,456      7.3%   $   94,886      5.3%
                                                     ==========    =====    ==========    =====    ==========    =====

     On July 2, 1999 we sold our U.S. plastic packaging operations to Consolidated Container Company, in exchange for cash and a 43.1% interest in Consolidated Container. We account for our investment in Consolidated Container under the equity method of accounting. As a result, the sales and operating expenses of Consolidated Container subsequent to July 2, 1999 are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Our net sales increased by $1.16 billion or 35% in 1999 compared to 1998, primarily as a result of acquisitions. Excluding $244.9 million and $325.0 million in revenues recorded by our U.S. packaging operations in 1999 and 1998, respectively, sales increased $1.24 billion or 41.5%. Acquisitions completed in 1998 and 1999 accounted for $1.01 billion of this increase. The remaining increase of $229.1 million was due to growth in our existing businesses and to increased sales of higher priced products such as branded coffee creamers.

     Cost of Sales. Our cost of sales ratio was 77.8% in 1999 compared to 77.0% in 1998. This ratio increased due to

     - higher costs of sales in newly acquired businesses, and

     - the sale of our U.S. packaging operations, which had a lower cost of sales ratio.

     Partially offsetting these events was the fact that dairies owned for more than one year reduced their cost of sales ratio by 0.8%.

     Operating Costs and Expenses. Our operating expense ratio was 16.0% in 1999 compared to 15.7% in 1998. This increase was primarily the result of $12.6 million in plant closing costs and other costs. As a result of our rapid growth in recent years, we have had, and will continue to have, many opportunities to rationalize our assets and workforce. We have incurred these plant closing and other costs in order to operate more efficiently. Excluding these charges, our operating expense ratio was equivalent to 1998 levels.

     Operating Income. Our operating income in 1999 was $276.9 million, an increase of $34.4 million or 14.2% from 1998 operating income of $242.5 million. Our operating income margin decreased to 6.2% in 1999 from 7.3% in 1998. On a comparable basis, excluding

     - $12.6 million in plant closing and other nonrecurring charges in 1999, and

     - operating income of $36.2 million and $45.2 million generated by our U.S. packaging operations in 1999 and 1998, respectively,

our operating income in 1999 was $253.3 million, an increase of $56.0 million or 28.4% compared to 1998 operating income of $197.3 million. Making the same adjustments, our operating margin was 6.0% in 1999 compared to 6.6% in 1998. This decrease was due to lower operating income margins at newly acquired companies. Dairies owned more than 12 months increased operating margins by 0.65%.

     Other (Income) Expense. Our interest expense decreased to $49.2 million in 1999 from $52.1 million in 1998 due to the elimination of approximately $500 million of debt following the sale of our U.S. packaging operations, partially offset by additional debt incurred to pay for acquisitions and stock repurchases totaling approximately $428.8 million. Financing charges on our trust issued preferred securities amounted to $38.6 million in 1999 compared to $30.2 million in 1998, reflecting a full year of these charges in 1999 as compared to only part of the year in 1998.

     Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container Company during the last two quarters of 1999, amounted to $2.6 million. These earnings were net of $4.9 million representing our proportional share of restructuring and other non-recurring charges related to the integration and rationalization of Consolidated Container Company's operations.

     Income Taxes. Income tax expense was recorded at an effective rate of 39.1% for 1999 compared with 36.4% in 1998. The increase in the rate was due primarily to a lower of level of earnings in Puerto Rico in 1999, where we have the benefit of lower tax rates and higher foreign taxes from a full year of Continental Can foreign operations in 1999 compared to only 7 months in 1998.

     Discontinued Operations and Extraordinary Items. In 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million, related to our packaged ice operations which were sold on April 30, 1998.

Extraordinary items included:

     - the sale of our packaged ice business in April 1998 resulting in a $35.5 million extraordinary gain, net of income tax expense of $22.0 million, and

     - the recording of a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses in connection with the early extinguishment of the term portion of our credit facility in May 1998.

     - the recording of an additional gain of $0.9 million, net of income taxes of $0.5 million, in the fourth quarter of 1999 when contingencies related to the sale of our packaged ice operations in 1998 were resolved favorably.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Our net sales increased by $1.5 billion, or 85%, in 1998 compared to 1997, primarily as a result of acquisitions, with $1.07 billion of the increase attributable to our dairy operations, $279.5 million of the increase attributable to our U.S. plastic packaging operations, and $172.6 million attributable to our foreign operations.

     We began operating in the packaging business in July 1997 with the acquisition of Franklin Plastics and extended our market presence with our acquisition of Continental Can in May 1998. Our packaging business grew rapidly through those acquisitions, as well as through several smaller acquisitions and through newly opened facilities at Franklin Plastics.

     Cost of Sales. Our cost of sales ratio was 77.0% in 1998 compared to 76.9% in 1997. In our dairy business, the cost of sales ratio rose to 77.1% in 1998 compared to 76.9% in 1997. This slight increase was due to higher milk and butterfat costs which were mostly offset by realized operating synergies in our dairy segment.

     In our packaging business, our cost of sales ratio improved to 76.7% in 1998 from 77.6% in 1997 primarily due to lower raw materials costs.

     Operating Costs and Expenses. Our operating expense ratio was 15.7% in 1998 compared to 17.8% in 1997. In 1997 we recorded merger costs related to our acquisitions of Country Fresh and Morningstar. Without these merger costs, the operating expense ratio in 1997 was also 15.7%. The operating expense ratio in our dairy business in 1998 was 15.7% compared to 15.4% in 1997 mostly due to higher operating expenses in acquired businesses. The operating expense ratio for our dairies owned for more than one year improved in 1998 as a result of realized synergies in those businesses. Our packaging business improved its operating expense ratio to 12.2% in 1998 from 13.2% in 1997 due primarily to our acquisition of Continental Can, which had relatively low distribution costs.

     Operating Income. Our operating income in 1998 was $242.5 million, an increase of 155.5% from 1997 operating income of $94.9 million. Our operating income margin increased to 7.3% in 1998 from 5.3% in 1997. After adjusting our 1997 results for merger costs, our operating income margin fell slightly from 7.4% in 1997 to 7.3% in 1998. This decline was primarily due to lower margins at companies acquired in 1998 and record high raw material prices in our dairy business partially offset by lower raw material prices in our packaging business.

     Other (Income) Expense. Our interest expense increased to $52.1 million in 1998 from $36.7 million in 1997 primarily due to increased levels of debt used to finance acquisitions. Financing charges on our trust issued preferred securities amounted to $30.2 million in 1998, reflecting

     - the issuance on February 20, 1998 of $100 million of 5.0% preferred securities related to the acquisition of Land-O-Sun, and

     - the issuance on March 24, 1998 of $600 million of 5.5% preferred securities.

     Other income decreased to $4.2 million in 1998 from $24.5 million in 1997. In 1997 we sold tax credits which resulted in a gain of $21.8 million.

     Income Taxes. Income tax expense was recorded at an effective rate of 36.4% in 1998 compared with 52.4% in 1997. The higher effective rate in 1997 was primarily due to merger costs of $37.0 million. Most merger costs were not tax deductible and they generated a tax benefit of only $2.3 million.

     Discontinued Operations and Extraordinary Items. In 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million, compared to income from discontinued operations of $.7 million in 1997, net of income tax expense of $.4 million. Extraordinary items in 1998 were:

     - a $35.5 million extraordinary gain, net of income tax expense of $22.0 million, resulting from the sale of our packaged ice business in April, and

     - a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses in connection with the early extinguishment of the term portion of our credit facility in May.

     During 1997 extraordinary items were:

     - in the first quarter of 1997, costs of $3.3 million, net of an income tax benefit of $2.0 million, related to the early extinguishment of subordinated debt, and

     - in the fourth quarter of 1997, a loss of $8.0 million, net of an income tax benefit of $5.0 million, related to the refinancing connected to the Country Fresh and Morningstar mergers.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     During 1999, we met our working capital needs with cash flow from operations along with borrowings under our senior credit facility. Net cash provided by continuing operations was $283.5 million for 1999 as contrasted to $208.5 million for 1998, an increase of $75.0 million. Net income plus non-cash items increased by $52.9 million in 1999 compared to 1998, while changes in working capital components improved by $22.1 million in 1999 compared to the previous year. Net cash used in investing activities was $38.0 million in 1999 compared to $628.2 million in 1998, a decrease of $590.2 million. This decrease was primarily due to lower cash outflows for acquisitions in 1999 and higher proceeds from divestitures, which in 1999 related primarily to the sale of our U.S. plastic packaging operations to Consolidated Container Company.

     During 1999, we spent a total of $198.1 million on stock repurchases under our open market stock repurchase program, which we funded with borrowings under our credit facility and cash flow from operations.

     We have spent approximately $101.5 million for acquisitions in 2000 to date, $70.0 million of which we funded from borrowings under our joint venture senior credit facility and $31.5 million of which we funded from borrowings under our parent-level senior credit facility. We also sold our European metal packaging business in March 2000, and we used a portion of the proceeds to pay down debt under our parent-level senior credit facility and to buy back stock. For more information about these transactions, please see Note 3 to our Consolidated Financial Statements. Through March 13, 2000, we have repurchased 410,000 shares of our stock for a total purchase price of approximately $16.2 million, all of which has been funded under our parent-level credit facility. For more information about our stock repurchase program, please see Note 13 to our Consolidated Financial Statements.

  Current Debt Obligations

     At December 31, 1999, we had outstanding borrowings of $635.5 million under our senior credit facility. In addition, $27.2 million of letters of credit secured by our senior credit facility were issued but undrawn. As of December 31, 1999, approximately $337.3 million was available for future borrowings under our senior credit facility.

     Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America. We contributed our domestic fluid dairy operations (not including our Morningstar and Puerto Rico operations) and Dairy Farmers of America contributed the operations of Southern Foods Group to form Suiza Dairy Group. In exchange for our contribution we received a 66.2% ownership in Suiza Dairy Group. We will report the results of Suiza Dairy Group in our consolidated financial statements. DFA's share of Suiza Dairy Group's income, assets and liabilities will be shown as a minority interest on our consolidated financial statements.

     Simultaneously with the closing of this transaction, Suiza Dairy Group entered into a new $1.61 billion credit facility and borrowed approximately $1.1 billion under this new facility. Suiza Dairy Group distributed a portion of the borrowings under the new credit facility to DFA and to us. We also assumed approximately $113.8 million of outstanding debt of Southern Foods Group. We used our portion of the distributed funds to repay certain existing obligations, including our then existing senior credit facility which we terminated and replaced with a new $300 million parent-level senior credit facility. We also redeemed $100 million aggregate stated amount of mandatorily redeemable trust issued preferred securities held by DFA.

     As a result, we now have two senior credit facilities, one at the parent level and one at the Suiza Dairy Group level.

     As of March 13, 2000, the outstanding balance on Suiza Dairy Group's senior credit facility was approximately $1.08 billion, and $19.1 million of letters of credit secured by this senior credit facility were issued but undrawn as of that date.

     We also had $113.8 million in subordinated notes outstanding on such date at the Southern Foods level.

     We had no debt outstanding under our parent-level senior credit facilities; however, $14.6 million of letters of credit secured by that facility were issued but undrawn.

  Future Capital Requirements

     We intend to invest a total of approximately $140 million in capital expenditures for our existing manufacturing facilities and distribution capabilities during 2000, which we intend to fund using cash flow from operations.

     In January of this year, we offered to repurchase the Southern Foods subordinated notes at 101% of face value. The indenture that governs the bonds required the repurchase offer as a result of the change in control of Southern Foods effective January 1, 2000. The repurchase offer will terminate at the end of the day on March 20, 2000. All repurchases will be funded from borrowings under the joint venture credit facility.

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Any acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group, pursuant to our agreement with Dairy Farmers of America, except in certain unusual circumstances. Therefore, any such acquisitions will be funded under the Suiza Dairy Group senior credit facility. Working capital requirements for Suiza Dairy Group and its subsidiaries will also be funded through this facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through the parent senior credit facility. We financed a portion of the purchase price for our acquisition of a majority interest in Leche Celta with low-cost borrowings in Spain. We may use similar types of financing in any future international acquisitions. We believe that we have the ability to secure additional financing for our future capital requirements.

  Preferred Securities

     On February 20, 1998, we issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a subsidiary trust as part of the consideration paid to acquire Land-O-Sun. These securities were subsequently redeemed as part of the Southern Foods transaction on January 4, 2000.

     On March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a subsidiary trust in a private placement transaction, the proceeds of which were primarily used to repay amounts outstanding under our senior credit facility. These preferred securities mature 30 years from the date of issue.

     The remaining preferred securities have quarterly distributions payable at 5.5% per annum, and have a liquidation preference of $50 per security. Distributions may be deferred for up to 20 consecutive quarters. The preferred securities are convertible, at the option of the holder thereof, into an aggregate of approximately 7.7 million shares of our common stock.

     The preferred securities are redeemable, at our option, at any time after March 24, 2001 at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon the occurrence of certain specified events.

     We have fully guaranteed all of the respective subsidiary trust obligations under the preferred securities, to the extent the subsidiary trust has funds on hand available therefor. We also agreed to register the resale of the common stock issuable upon conversion of the preferred securities under certain circumstances.

KNOWN TRENDS AND UNCERTAINTIES

  Tax Rate

     Our 1999 tax rate was approximately 39.1%. We believe that our effective tax rate will range from 37% to 40% for the next several years. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations, which will phase out over the next few years. Any additional acquisitions could change this effective tax rate.

  Rationalization Activities

     As a result of our rapid growth in recent years, we have had, and we believe we will continue to have, many opportunities to lower costs and become more efficient in our operations by rationalizing our assets and work force. Our strategy has been to expand our dairy businesses primarily through acquisitions and then to consolidate these acquisitions into our existing dairies.

     During 1999 we closed or sold nine dairy plants. For more information about these activities, please see Note 17 to our Consolidated Financial Statements. In 1998 we closed 8 dairy plants. In 2000 we intend to continue our emphasis on our rationalization activities. As we continue these activities, we may incur costs or other charges. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43.1% equity investment in Consolidated Container Company will continue to be reduced by our share of restructuring and other non-recurring charges recognized by Consolidated Container as they continue to integrate the operations of our former U.S. plastic packaging business and the business of Reid Plastics. Although we cannot estimate the effect of these charges on our earnings at this time, we do not expect these costs to have a material adverse impact on our earnings or results of operations.

  Euro Currency Conversion

     Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's conversion to a new common currency, the "euro". This conversion is expected to be implemented over a three year period. On January 1, 1999, the euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies was fixed. In 2002, the euro will replace the individual nation's currencies. Since we have operations in Europe, the conversion to the euro will have an effect on us. We currently believe that there will be no material adverse impact of the conversion on our operations or financial performance.

  Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 problem. The Year 2000 problem arises from the way dates are recorded and computed in most applications, operating systems, hardware and embedded chips. If the problem had not been corrected, systems that use a date in its prescribed function could have failed or produced erroneous results before, on and after the year 2000.

     All Year 2000 remediation efforts for our businesses were completed on time and within budget estimates without any material adverse impact on our operations. Through December 31, 1999 we incurred and expensed approximately $5.1 million in remediation costs associated with our Year 2000 compliance activities. In addition to these remediation costs expensed, we have also capitalized approximately $9.0 million of capital expenditures through December 31, 1999 for the replacement and upgrading of purchased software and hardware for both existing systems and the systems of acquired businesses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Market risk represents the risk of loss that may impact our consolidated financial position, results of operations or cash flows. We are exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATE FLUCTUATIONS

     Our exposure to market risk for changes in interest rates relates primarily to our debt obligations. We manage interest rate risk to reduce the potential volatility of earnings that may arise from changes in interest rates through the use of interest rate derivative agreements.

     At December 31, 1999, we had interest rate derivative agreements in place, including interest rate caps, swaps and collars which had been designated as hedges against our variable interest rate exposure on loans under our previous senior credit facility. The following table summarizes our various interest rate agreements:

TYPE                                 INTEREST RATE LIMITS   NOTIONAL AMOUNTS   EXPIRATION DATE
----                                 --------------------   ----------------   ---------------
Caps...............................          8.0%            $60.0 million         March 2000
Swaps..............................     6.03% to 6.14%        60.0 million     September 2000
                                                             100.0 million      December 2000
                                                             275.0 million      December 2002
Collars............................    6.08% and 7.50%       100.0 million      December 2002
                                                                                 To June 2003

     The original costs and premiums of these derivative agreements are amortized on a straight-line basis as a component of interest expense. These derivative agreements provide hedges for senior credit facility loans by limiting or fixing the LIBOR interest rates specified in the senior credit facility (5.63% average during the fourth quarter of 1999, excluding the LIBOR margin) at the interest rates specified above until the indicated expiration dates of these interest rate derivative agreements.

     Following the closing of the Southern Foods transaction and the formation of the Suiza Dairy Group, we sold these derivative agreements to the Suiza Dairy Group at fair market value. Beginning in 2000, the new basis for these derivatives will be amortized on a straight-line basis over their remaining lives by Suiza Dairy Group. The amortization will be reported as a component of total consolidated interest expense.

     A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 1999, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movements and our actual exposure and hedges.

FOREIGN CURRENCY

     We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the Spanish peseta, the German mark and the euro. At this time, we believe that potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-1
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-2
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Notes to Consolidated Financial Statements
   1. Summary of Significant Accounting Policies............    F-6
   2. Acquisitions..........................................    F-8
   3. Subsequent Events.....................................    F-9
   4. Discontinued Operations and Extraordinary Gains and
      Losses................................................   F-10
   5. Investments in Unconsolidated Affiliates..............   F-11
   6. Inventories...........................................   F-12
   7. Property, Plant and Equipment.........................   F-12
   8. Intangible and Other Assets...........................   F-13
   9. Accounts Payable and Accrued Expenses.................   F-13
  10. Income Taxes..........................................   F-13
  11. Long-Term Debt........................................   F-15
  12. Mandatorily Redeemable Trust Issued Preferred
      Securities............................................   F-17
  13. Stockholders' Equity..................................   F-18
  14. Other Comprehensive Income............................   F-21
  15. Employee Retirement and Profit Sharing Plans..........   F-21
  16. Postretirement Benefits Other Than Pensions...........   F-24
  17. Plant Closing, Merger and Other Costs.................   F-25
  18. Supplemental Cash Flow Information....................   F-27
  19. Commitments and Contingencies.........................   F-27
  20. Fair Value of Financial Instruments...................   F-28
  21. Business and Geographic Information and Major
      Customers.............................................   F-28
  22. Quarterly Results of Operations.......................   F-30

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suiza Foods Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 14, 2000
(March 3, 2000 as to Note 3)

                            SUIZA FOODS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Current assets:
  Cash and cash equivalents.................................  $   25,155   $   54,922
  Temporary investments.....................................                    9,216
  Receivables, net of allowance for doubtful accounts of
     $18,849 and $19,303....................................     379,070      452,185
  Inventories...............................................     182,321      223,338
  Refundable income taxes...................................       3,514       24,455
  Deferred income taxes.....................................      27,005       23,859
  Prepaid expenses and other current assets.................      22,342       25,924
                                                              ----------   ----------
          Total current assets..............................     639,407      813,899
Property, plant and equipment...............................     758,485      846,956
Intangible and other assets.................................   1,261,030    1,352,928
                                                              ----------   ----------
          Total.............................................  $2,658,922   $3,013,783
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....................  $  441,792   $  500,303
  Income taxes payable......................................      14,654       18,876
  Current portion of long-term debt.........................      22,671       39,892
                                                              ----------   ----------
          Total current liabilities.........................     479,117      559,071
Long-term debt..............................................     689,397      893,077
Other long-term liabilities.................................      34,858       64,449
Deferred income taxes.......................................      46,323       28,702
Mandatorily redeemable convertible trust issued preferred
  securities (redemption value of $700,000 plus accrued
  dividends)................................................     683,505      682,938
Minority interest in subsidiaries...........................     141,750      129,775
Commitments and contingencies (Note 19)
Stockholders' equity:
  Preferred stock, none issued
  Common stock, 29,287,558 and 33,598,074 shares issued and
     outstanding, with a par value of $0.01 per share.......         293          336
  Additional paid-in capital................................     275,527      446,230
  Retained earnings.........................................     314,590      204,859
  Accumulated other comprehensive income....................      (6,438)       4,346
                                                              ----------   ----------
          Total stockholders' equity........................     583,972      655,771
                                                              ----------   ----------
          Total.............................................  $2,658,922   $3,013,783
                                                              ==========   ==========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net sales.............................................  $ 4,481,999   $ 3,320,940   $ 1,795,868
Cost of sales.........................................    3,487,075     2,557,908     1,381,084
                                                        -----------   -----------   -----------
Gross profit..........................................      994,924       763,032       414,784
Operating costs and expenses:
  Selling and distribution............................      518,962       376,928       209,271
  General and administrative..........................      148,009       112,169        58,708
  Amortization of intangibles.........................       38,513        31,479        14,916
  Plant closing, merger and other costs...............       12,566                      37,003
                                                        -----------   -----------   -----------
          Total operating costs and expenses..........      718,050       520,576       319,898
                                                        -----------   -----------   -----------
Operating income......................................      276,874       242,456        94,886
Other (income) expense:
  Interest expense, net...............................       49,233        52,082        36,664
  Financing charges on trust issued preferred
     securities.......................................       38,584        30,213
  Equity in earnings of unconsolidated affiliates (net
     of restructuring and other non-recurring charges
     of $4,948 in 1999)...............................       (2,630)          (78)
  Other income, net...................................       (1,416)       (4,212)      (24,483)
                                                        -----------   -----------   -----------
          Total other expense.........................       83,771        78,005        12,181
                                                        -----------   -----------   -----------
Income from continuing operations before income
  taxes...............................................      193,103       164,451        82,705
Income taxes..........................................       75,463        59,823        43,375
Minority interest in earnings.........................        8,813         1,559
                                                        -----------   -----------   -----------
Income from continuing operations.....................      108,827       103,069        39,330
Income (loss) from discontinued operations............                     (3,161)          717
                                                        -----------   -----------   -----------
Income before extraordinary gain (loss)...............      108,827        99,908        40,047
Extraordinary gain (loss).............................          904        31,698       (11,283)
                                                        -----------   -----------   -----------
Net income............................................  $   109,731   $   131,606   $    28,764
                                                        ===========   ===========   ===========
Net income applicable to common stock.................  $   109,731   $   131,369   $    28,464
                                                        ===========   ===========   ===========
Basic earnings per common share:
  Income from continuing operations...................  $      3.31   $      3.12   $      1.32
  Income (loss) from discontinued operations..........                      (0.10)         0.02
  Extraordinary gain (loss)...........................          .03          0.96         (0.38)
                                                        -----------   -----------   -----------
  Net income..........................................  $      3.34   $      3.98   $      0.96
                                                        ===========   ===========   ===========
Diluted earnings per common share:
  Income from continuing operations...................  $      3.11   $      2.90   $      1.25
  Income (loss) from discontinued operations..........                      (0.08)         0.02
  Extraordinary gain (loss)...........................          .02          0.76         (0.36)
                                                        -----------   -----------   -----------
  Net income..........................................  $      3.13   $      3.58   $      0.91
                                                        ===========   ===========   ===========
Average common shares -- Basic........................   32,861,218    32,953,290    29,508,791
                                                        ===========   ===========   ===========
Average common shares -- Diluted......................   42,858,492    41,965,564    31,348,591
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                PREFERRED                                                  ACCUMULATED
                                  STOCK        COMMON STOCK       ADDITIONAL                  OTHER           TOTAL
                                ---------   -------------------    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                 AMOUNT       SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME          EQUITY
                                ---------   ----------   ------   ----------   --------   -------------   -------------
Balance, January 1, 1997......   $ 3,741    25,002,823    $250     $164,390    $45,473      $     --        $213,854
 Issuance of common stock.....               5,611,214      56      117,383                                  117,439
 Dividends on preferred
   stock......................                                                    (300)                         (300)
 Net income and comprehensive
   income.....................                                                  28,764                        28,764
 Adjustment for conforming the
   year-end of Country
   Fresh......................                                                    (447)                         (447)
                                 -------    ----------    ----     --------    --------     --------        --------
Balance, December 31, 1997....     3,741    30,614,037     306      281,773     73,490                       359,310
 Issuance of common stock.....               4,494,437      45      210,443                                  210,488
 Purchase and retirement of
   treasury stock.............              (1,510,400)    (15)     (45,986)                                 (46,001)
 Repurchase of 11,691 shares
   of preferred stock.........    (3,741)                                                                     (3,741)
 Dividends on preferred
   stock......................                                                    (237)                         (237)
 Net income...................                                                 131,606                       131,606
 Other comprehensive income
   (Note 14):
   Cumulative translation
     adjustment...............                                                                 4,273           4,273
   Minimum pension liability
     adjustment...............                                                                    73              73
 Comprehensive income.........
                                 -------    ----------    ----     --------    --------     --------        --------
Balance, December 31, 1998....        --    33,598,074     336      446,230    204,859         4,346         655,771
 Issuance of common stock.....               1,106,207      11       27,382                                   27,393
 Purchase and retirement of
   treasury stock.............              (5,416,723)    (54)    (198,085)                                (198,139)
 Net income...................                                                 109,731                       109,731
 Other comprehensive income
   (Note 14):
   Cumulative translation
     adjustment...............                                                               (10,784)        (10,784)
 Comprehensive income.........
                                 -------    ----------    ----     --------    --------     --------        --------
Balance, December 31, 1999....   $    --    29,287,558    $293     $275,527    $314,590     $ (6,438)       $583,972
                                 =======    ==========    ====     ========    ========     ========        ========


                                COMPREHENSIVE
                                   INCOME
                                -------------
Balance, January 1, 1997......
 Issuance of common stock.....
 Dividends on preferred
   stock......................
 Net income and comprehensive
   income.....................    $ 28,764
                                  ========
 Adjustment for conforming the
   year-end of Country
   Fresh......................
Balance, December 31, 1997....
 Issuance of common stock.....
 Purchase and retirement of
   treasury stock.............
 Repurchase of 11,691 shares
   of preferred stock.........
 Dividends on preferred
   stock......................
 Net income...................    $131,606
 Other comprehensive income
   (Note 14):
   Cumulative translation
     adjustment...............       4,273
   Minimum pension liability
     adjustment...............          73
                                  --------
 Comprehensive income.........    $135,952
                                  ========
Balance, December 31, 1998....
 Issuance of common stock.....
 Purchase and retirement of
   treasury stock.............
 Net income...................    $109,731
 Other comprehensive income
   (Note 14):
   Cumulative translation
     adjustment...............     (10,784)
                                  --------
 Comprehensive income.........    $ 98,947
                                  ========
Balance, December 31, 1999....

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1999         1998         1997
                                                           ---------   -----------   ---------
Cash flows from operating activities:
  Net income.............................................  $ 109,731   $   131,606   $  28,764
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Loss (income) from discontinued operations..........                    3,161        (717)
     Depreciation and amortization.......................    116,645        91,779      44,607
     (Gain) loss on disposition of assets................      5,352           (53)         32
     Minority interest...................................     14,614         1,559
     Equity in earnings of unconsolidated affiliates.....     (2,630)          (78)
     Extraordinary (gain) loss...........................       (904)      (31,698)     11,283
     Merger and other costs..............................                               37,003
     Deferred income taxes...............................     22,199        20,386      27,355
     Other...............................................      3,863          (711)        430
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables.......................................     41,878       (49,065)      6,685
       Inventories.......................................     22,709        (4,600)     (5,259)
       Prepaid expenses and other assets.................    (20,492)       (1,284)     (3,284)
       Accounts payable and accrued expenses.............    (52,164)       24,481     (12,667)
       Income taxes......................................     22,704        22,998      (5,189)
                                                           ---------   -----------   ---------
          Net cash provided by continuing operations.....    283,505       208,481     129,043
          Net cash provided by (used in) discontinued
            operations...................................                   (2,068)      7,578
                                                           ---------   -----------   ---------
          Net cash provided by operating activities......    283,505       206,413     136,621
                                                           ---------   -----------   ---------
Cash flows from investing activities:
  Net additions to property, plant, and equipment........   (187,642)     (176,870)    (62,120)
  Cash outflows for acquisitions.........................   (230,611)     (599,197)   (429,898)
  Net proceeds from the sale of discontinued
     operations..........................................                  172,732
  Net proceeds from divestitures.........................    383,112
  Additions to equity investments........................     (5,226)      (12,204)
  Other..................................................      2,383         1,369
                                                           ---------   -----------   ---------
          Net cash used in continuing operations.........    (37,984)     (614,170)   (492,018)
          Net cash used in discontinued operations.......                  (14,022)    (58,028)
                                                           ---------   -----------   ---------
          Net cash used in investing activities..........    (37,984)     (628,192)   (550,046)
                                                           ---------   -----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt.........................    538,995       965,820   1,230,604
  Repayment of debt......................................   (631,065)   (1,082,464)   (856,980)
  Payments of deferred financing, debt restructuring and
     merger costs........................................                   (1,256)    (54,410)
  Proceeds from issuance of minority interest............      8,983
  Distributions to minority interest holders.............    (10,122)
  Issuance of common stock, net of expenses..............     16,060        37,808      95,076
  Redemption of common and preferred stock...............   (198,139)      (49,742)
  Issuance of trust issued preferred securities, net of
     expenses............................................                  582,500
  Preferred dividends paid and other.....................                     (353)       (300)
                                                           ---------   -----------   ---------
          Net cash provided by (used in) financing
            activities...................................   (275,288)      452,313     413,990
                                                           ---------   -----------   ---------
Increase (decrease) in cash and cash equivalents.........    (29,767)       30,534         565
Cash and cash equivalents, beginning of period...........     54,922        24,388      23,823
                                                           ---------   -----------   ---------
Cash and cash equivalents, end of period.................  $  25,155   $    54,922   $  24,388
                                                           =========   ===========   =========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Our consolidated financial statements include the accounts of our wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. We also own equity interests of less than 50% in certain companies that we do not control which are accounted for in the consolidated financial statements using the equity method of accounting. Under the equity method of accounting, our investments in these affiliates are presented as a single amount in our consolidated balance sheets and our proportional share of their earnings are presented in our consolidated statements of income as a single line item in other income.

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

     Cash Equivalents and Temporary Investments -- We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents. Temporary investments at December 31, 1998 consisted of held-to-maturity U.S. government obligations due within one year, certificates of deposit or Eurodollar deposits due within one year, and highly rated commercial paper. These temporary investments were stated at amortized cost, which approximated market value.

     Inventories -- Inventories are stated at the lower of cost, using the first-in, first-out ("FIFO") method, or market. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

     Property, Plant and Equipment -- Property, plant and equipment are stated at acquisition cost, along with capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets, as follows:

ASSET                                                           USEFUL LIFE
-----                                                           -----------
Buildings and improvements                                   Ten to 40 years
Machinery and equipment                                      Three to 20 years

     Capitalized lease assets are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

                            SUIZA FOODS CORPORATION

     Intangible and Other Assets -- Intangible and other assets include the following intangibles which are amortized over their related useful lives:

                ASSET                                USEFUL LIFE
                -----                                -----------
Goodwill                                Straight-line method over 25 to 40
                                          years
Identifiable intangible assets:
  Customer lists                        Straight-line method over seven to
                                          ten years
  Trademarks/trade names                Straight-line method over ten to 40
                                          years
  Noncompetition agreements             Straight-line method over the terms
                                          of the agreements
  Patents                               Straight-line method over fifteen
                                          years
Deferred financing costs                Interest method over the terms of the
                                          related debt

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

     Interest Rate Agreements -- Interest rate swaps, caps and floors are entered into as hedges against interest exposure of our variable rate debt. Differences between amounts to be paid or received on these interest rate agreements designated as hedges are included in interest expense as payments are made or received. Gains or losses on agreements not designated as hedges are included in income as incurred. Amounts paid to acquire interest rate caps and amounts received for interest rate floors are amortized as an adjustment to interest expense over the life of the related agreement.

     Foreign Currency Translation -- The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

     Minority Interest in Subsidiaries -- Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries.

     Employee Stock Options and Restricted Stock -- We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

                            SUIZA FOODS CORPORATION

     Revenue -- Revenue is recognized when the product is shipped to the customer. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

     Income Taxes -- All of our wholly owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our majority owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships are also included in our consolidated tax return. Our Puerto Rico and foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities.

     Deferred income taxes are provided for temporary differences in the consolidated financial statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carryforwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $43.5 million in 1999, $28.9 million in 1998 and $26.0 million in 1997. Additionally, prepaid advertising costs were $1.7 million at December 31, 1999 and $0.9 million at December 31, 1998.

     Comprehensive Income -- We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

     Recently Issued Accounting Pronouncements -- SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," was issued in June 1998, and establishes standards for accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective in the first quarter of our year ending December 31, 2001. We are currently analyzing the effect of this standard and do not expect it to have a material effect on our consolidated financial position, results of operations or cash flows.

     Reclassifications -- Certain reclassifications have been made to conform the prior years' consolidated financial statements to the current year classifications.

2. ACQUISITIONS

     During 1997, 1998 and 1999 we completed the acquisitions of 25 dairy businesses and nine packaging businesses which included the following acquisitions which were significant at the time of completion:

                                                                                      PURCHASE
DATE                                   COMPANY                      SEGMENT            PRICE
----                                   -------                      -------          ----------
                                                                                        (IN
                                                                                     THOUSANDS)
July 1997                              Dairy Fresh                  Dairy             $106,300
July 1997                              Garelick Farms               Dairy              160,000
July 1997                              Franklin Plastics            Packaging          139,600
February 1998                          Land-O-Sun Dairies           Dairy              248,000
May 1998                               Continental Can              Packaging          354,400

                            SUIZA FOODS CORPORATION

     These acquisitions and the smaller dairy and packaging businesses acquired were funded primarily with borrowings under our then-existing senior credit facility, along with the issuance in 1999, 1998 and 1997 of 77,233, 2,050,635 and 297,400 shares of our common stock, respectively, with then-existing fair market values of $3.2 million, $138.5 million and $10.0 million, respectively.

     All acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our consolidated financial statements. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed, subject to final purchase price adjustments, as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------
                                                       (IN THOUSANDS)
Purchase prices:
  Cash paid, net of cash acquired............  $230,611   $599,197   $429,898
  Cash acquired in acquisitions..............     9,976     24,353      4,202
  Common stock issued........................     3,193    138,547     10,000
  Subsidiary preferred and common securities
     issued..................................    18,500    201,447
                                               --------   --------   --------
          Total purchase prices..............   262,280    963,544    444,100
Fair values of net assets acquired:
  Fair values of assets acquired.............    94,514    798,902    194,437
  Liabilities assumed........................   (21,273)  (541,447)   (55,350)
                                               --------   --------   --------
          Total net assets acquired..........    73,241    257,455    139,087
                                               --------   --------   --------
Goodwill.....................................  $189,039   $706,089   $305,013
                                               ========   ========   ========

     On a pro forma basis, the 1999 acquisitions, net of the sale in 1999 of a majority interest in our U.S. plastic packaging operations discussed in Note 5, do not have a material pro forma impact on net sales, income from continuing operations or net income for 1999 or 1998.

     Related Party Transactions -- During 1999, 1998 and 1997, we paid fees to a former officer and director for acquisition consulting services related to certain completed acquisitions totaling $0.5 million, $5.1 million and $1.4 million, respectively, which have been capitalized as part of the purchase price of the acquisition.

3. SUBSEQUENT EVENTS

     Effective January 1, 2000, we entered into a joint venture with Dairy Farmers of America ("DFA") in which we combined certain of our domestic fluid dairy operations with certain of DFA's operations into a newly formed venture, Suiza Dairy Group. DFA is a large farmers cooperative from which we purchase a significant portion of our raw milk. DFA received a 33.8% ownership interest in Suiza Dairy Group in exchange for the contribution of the operations of Southern Foods Group and for the contribution of its investments in its other joint ventures with us: Suiza GTL, LLC and Suiza SoCal, LLC. We received a 66.2% ownership interest in Suiza Dairy Group in exchange for the contribution of our domestic fluid dairy operations (excluding our Puerto Rican operations and our Morningstar subsidiary). Our ownership interests as well as DFA's were determined by negotiation between the parties. This transaction will be accounted for as an acquisition of Southern Foods using the purchase method of accounting. Suiza Dairy Group also assumed $113.8 million, 9 7/8% senior notes of Southern Foods which mature in September 2007.

                            SUIZA FOODS CORPORATION

     Upon closing of the acquisition, Suiza Dairy Group entered into a new $1.61 billion credit facility and borrowed approximately $1.1 billion under this new facility. Suiza Dairy Group distributed a portion of the borrowings under the new credit facility to DFA and to us. DFA used its portion of the distributed funds to repay certain existing obligations of Southern Foods and we used our portion of the distributed funds to repay certain of our existing obligations, including redeeming the $100 million aggregate stated amount of mandatorily redeemable trust issued preferred securities held by DFA and repaying amounts outstanding under our senior credit facility. We also terminated our existing senior credit facility and replaced it with a new $300 million parent-level senior credit facility as discussed in Note 11.

     The preliminary unaudited consolidated results of operations on a pro forma basis for the year ended December 31, 1999, as if the Southern Foods operations had been acquired as of the beginning of 1999 are as follows (in thousands, except per share data):

                                                       HISTORICAL   PRO FORMA
                                                       ----------   ----------
Net sales............................................  $4,481,999   $5,782,896
Income from continuing operations before taxes.......     193,103      217,152
Net income from continuing operations................     108,827      109,787
Earnings per share from continuing operations:
  Basic..............................................  $     3.31   $     3.34
  Diluted............................................  $     3.11   $     3.16

     The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

     On February 8, 2000, we completed the acquisition of Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia, which had net sales of $209 million for the twelve month period ended August 31, 1999, sells milk and ice cream products in Virginia, Maryland, Pennsylvania, Delaware and the District of Columbia, and ultra-high temperature dairy products across the eastern half of the United States, primarily under the Shenandoah's Pride (R) brand.

     In February of 2000, we purchased a majority interest in Leche Celta, S.A., a Spanish dairy processor with sales of approximately $150 million in 1999. Leche Celta produces primarily ultra-high temperature dairy products from three plants located in northern Spain. We funded approximately $31.5 million of our equity investment through borrowings under our new parent-level senior credit facility. We financed the balance of the purchase price with a low-interest rate loan in Spain.

     On March 3, 2000, we completed the sale of our European metal packaging operations. The proceeds of this sale were used to repay borrowings made to fund our equity investment in Leche Celta and for other corporate purposes.

4. DISCONTINUED OPERATIONS AND EXTRAORDINARY GAINS AND LOSSES

     On April 30, 1998, we consummated the sale of our packaged ice operations for net cash proceeds of approximately $172.7 million. We reported an extraordinary gain of $35.5 million from the sale of this operation, net of $22.0 million of income tax expense. Our packaged ice segment had revenues of approximately $17.9 million during the four months ended April 30, 1998 and $66.3 million during 1997. The results of discontinued operations includes interest expense of $2.4 million during 1998 and $7.1 million during 1997. Interest charges allocated to discontinued operations are based on debt specifically attributed to our packaged ice operations. The results of discontinued operations are presented net of the related income tax benefit of $2.1 million in 1998 and income tax expense of $0.4 million in 1997. During 1999, certain

                            SUIZA FOODS CORPORATION
contingencies related to this sale were resolved, resulting in an additional extraordinary gain on the sale of $0.9 million, net of $0.5 million of income tax expense.

     In 1998, an extraordinary loss of $3.8 million, net of a $2.3 million income tax benefit, was also recognized in connection with the early extinguishment of the term loan of our senior credit facility, and included losses from the write-off of deferred financing costs and interest rate swap losses. We also recognized extraordinary losses in connection with the early extinguishment of prior credit facilities in 1997 and expensed $11.3 million in 1997, net of an income tax benefit of $7.0 million. These costs related to debt issuance, legal and other costs associated with the extinguishment of these prior credit facilities.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in Consolidated Container Company LLC -- On July 2, 1999, we sold a majority interest in our U.S. plastic packaging operations to Consolidated Container Company, which through a predecessor owned another plastic packaging business. Pursuant to this transaction, we received a 43.1% common equity interest in Consolidated Container Company in exchange for our existing common equity interest in our U.S. plastic packaging operations, along with cash of approximately $364.0 million in connection with Consolidated Container Company's refinancing of the intercompany debt and preferred stock investment that our U.S. plastic packaging operations owed us. As a part of this transaction the senior secured notes of Plastic Containers, Inc., a former subsidiary of Continental Can, were assumed by Consolidated Container Company (see Footnote 11).

     With the consummation of this transaction, the assets and liabilities and results of operations of our formerly consolidated U.S. plastic packaging operations were combined with those of Consolidated Container Company and were eliminated from our consolidated financial statements. For all periods prior to this date, our U.S. plastic packaging operations continue to be included in our consolidated financial statements. The consolidated balance sheet at December 31, 1998 included current assets of approximately $80.0 million, total assets of approximately $566.0 million and total liabilities of approximately $218.0 million (excluding intercompany debt and preferred stock investment balances) related to our U.S. plastic packaging operations, which are no longer reflected in the consolidated balance sheet at December 31, 1999. Included in consolidated sales for the first six months of 1999 and for all of 1998 were sales of $245.0 million and $332.0 million, respectively, related to the U.S. plastic packaging operations.

     Our investment in Consolidated Container Company after July 2, 1999 is accounted for under the equity method of accounting. Our investment in Consolidated Container Company at December 31, 1999 was $3.9 million. Our initial investment was lower than our proportional share of Consolidated Container Company's net assets by $109.1 million which is being amortized over forty years. Earnings from our unconsolidated affiliates in our consolidated statements of income includes $2.4 million (net of restructuring and other non-recurring charges of $4.9 million) attributable to Consolidated Container Company, of which $1.4 million is attributable to the amortization of the difference between the carrying amount of our investment and our proportional share of our underlying equity interest in their net assets. Although the market value of our investment in Consolidated Container Company is not readily determinable, management believes that the fair value of this investment exceeds its carrying amount.

                            SUIZA FOODS CORPORATION

     Summarized financial information for Consolidated Container Company at December 31, 1999 and for the six months ended December 31, 1999 is as follows:

                                                              DECEMBER 31, 1999
                                                              ------------------
                                                                (IN THOUSANDS)
Current assets..............................................       $156,031
Total assets................................................        992,083
Current liabilities.........................................        143,859
Debt........................................................        553,926
Total liabilities...........................................        735,255
Total equity................................................        256,828

                                                              FOR THE SIX MONTHS
                                                              ENDED DECEMBER 31,
                                                                     1999
                                                              ------------------
Net sales...................................................       $388,665
Operating income............................................       $ 27,470

     Investment in Horizon Organic -- As of December 31, 1999 and 1998 we had a 13.8% and 11.4% interest in Horizon Organic, respectively. We account for this investment under the equity method of accounting as we believe that we have the ability to influence the operating policies of Horizon. The quoted stock price of this investment ranged from $17.50 to $7.25 per share during 1999. The closing stock price on December 31, 1999 was $7.50 per share, resulting in a market value of our investment of $10.0 million. Our investment in Horizon Organic at December 31, 1999 and 1998 was $16.2 million and $12.3 million, respectively and our equity in earnings included in our consolidated statement of income for 1999 and 1998 were $0.2 million and $0.1 million, respectively.

6. INVENTORIES

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Raw materials and supplies..............................  $100,044   $113,118
Finished goods..........................................    82,277    110,220
                                                          --------   --------
          Total.........................................  $182,321   $223,338
                                                          ========   ========

7. PROPERTY, PLANT AND EQUIPMENT

                                                            DECEMBER 31,
                                                       ----------------------
                                                         1999         1998
                                                       ---------   ----------
                                                           (IN THOUSANDS)
Land.................................................  $  64,063   $   60,176
Buildings and improvements...........................    227,306      229,940
Machinery and equipment..............................    703,984      761,545
                                                       ---------   ----------
                                                         995,353    1,051,661
Less accumulated depreciation........................   (236,868)    (204,705)
                                                       ---------   ----------
          Total......................................  $ 758,485   $  846,956
                                                       =========   ==========

     For 1999 and 1998, we capitalized $3.6 million and $0.8 million in interest, respectively.

                            SUIZA FOODS CORPORATION

8. INTANGIBLE AND OTHER ASSETS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           (IN THOUSANDS)
Goodwill.............................................  $1,207,756   $1,266,663
Identifiable intangibles.............................     103,798      108,038
Deposits and other...................................      21,123       18,768
Investments in unconsolidated affiliates.............      20,137       12,282
Deferred income taxes................................         501        2,528
                                                       ----------   ----------
                                                        1,353,315    1,408,279
Less accumulated amortization........................     (92,285)     (55,351)
                                                       ----------   ----------
          Total......................................  $1,261,030   $1,352,928
                                                       ==========   ==========

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Accounts payable........................................  $276,968   $304,775
Payroll and benefits....................................    70,076     73,049
Other accrued liabilities...............................    94,748    122,479
                                                          --------   --------
                                                          $441,792   $500,303
                                                          ========   ========

10. INCOME TAXES

     The following table presents the 1999, 1998 and 1997 provisions for income taxes.

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                  1999(1)   1998(2)   1997(3)
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Current taxes payable:
  Federal.......................................  $31,480   $16,423   $10,501
  State.........................................   10,041     7,234     2,601
  Foreign and other.............................    6,433     4,612     2,918
Deferred income taxes...........................   27,509    31,554    27,355
                                                  -------   -------   -------
          Total.................................  $75,463   $59,823   $43,375
                                                  =======   =======   =======

---------------

(1) Excludes a $0.5 million income tax expense related to extraordinary gains.

(2) Excludes $2.1 million income tax benefit related to discontinued operations and a $19.9 million income tax expense related to net extraordinary gains.

(3) Excludes a $0.4 million income tax expense related to discontinued operations and a $7.0 million income tax benefit related to extraordinary losses.

                            SUIZA FOODS CORPORATION

     The following is a reconciliation of income taxes reported in the consolidated statements of income:

                                                    YEAR ENDED DECEMBER 31,
                                                  ---------------------------
                                                   1999      1998      1997
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Tax expense at statutory rates..................  $67,586   $57,557   $28,946
State income taxes..............................    7,795     7,967     1,710
Tax effect of tax-exempt earnings...............   (2,612)   (4,765)   (4,429)
Sale of Puerto Rico tax credits.................                        4,350
Nondeductible goodwill..........................    1,968     1,423       528
Nondeductible merger and other expenses.........                       11,832
Other...........................................      726    (2,359)      438
                                                  -------   -------   -------
          Total.................................  $75,463   $59,823   $43,375
                                                  =======   =======   =======

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryforwards......................  $ 14,363   $ 24,354
  Asset valuation reserves..............................     7,141      3,587
  Nondeductible accruals................................    46,209     38,741
  Puerto Rico tax credits...............................     3,311      4,745
  Other.................................................     2,158
                                                          --------   --------
                                                            73,182     71,427
Deferred income tax liabilities:
  Depreciation and amortization.........................   (69,509)   (65,293)
  Tax credit basis differences..........................    (6,251)    (6,425)
  Basis differences in unconsolidated affiliates........   (16,239)
  Other.................................................               (2,024)
                                                          --------   --------
                                                           (91,999)   (73,742)
                                                          --------   --------
          Net deferred income tax liability.............  $(18,817)  $ (2,315)
                                                          ========   ========

     These net deferred income tax assets (liabilities) are classified in our consolidated balance sheet as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Current assets..........................................  $ 27,005   $ 23,859
Noncurrent assets.......................................       501      2,528
Noncurrent liabilities..................................   (46,323)   (28,702)
                                                          --------   --------
          Total.........................................  $(18,817)  $ (2,315)
                                                          ========   ========

     During 1997, we obtained a ruling from the Commonwealth of Puerto Rico confirming that our fruit, plastics and dairy operations in Puerto Rico qualified for an agriculture tax credit. Accordingly, we recognized in other income a nonrecurring gain of $18.1 million, net of discounts and related expenses ($11.5 million after

                            SUIZA FOODS CORPORATION
income taxes), for earned tax credits we sold to third parties during 1997. In addition, during 1997, we sold $4.4 million of previously recognized tax credits for cash proceeds of $3.7 million, net of discounts and related expenses, which is recorded in other income. However, since these tax credits had been previously recognized, this sale resulted in income tax expense of $5.6 million for an after tax loss of $1.9 million.

     At December 31, 1999, we had approximately $42.3 million of net operating losses and approximately $1.6 million of tax credits available for carry over to future years. The losses are subject to certain limitations and will expire beginning in 2008.

11. LONG-TERM DEBT

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
                                                            (IN THOUSANDS)
Senior credit facility..................................  $635,500   $719,500
Subsidiary debt obligations:
  Lines of credit.......................................    24,655     46,160
  Senior secured notes..................................        --    131,078
  Industrial development revenue bonds..................     9,330     12,635
  Capital lease obligations and other...................    42,583     23,596
                                                          --------   --------
                                                           712,068    932,969
Less current portion....................................   (22,671)   (39,892)
                                                          --------   --------
          Total.........................................  $689,397   $893,077
                                                          ========   ========

     Terminated Senior Credit Facility -- In connection with our acquisition of Southern Foods on January 4, 2000, we replaced our then existing senior credit facility with two new facilities, as described under "Suiza Dairy Group Credit Facility" and "New Parent Credit Facility" below. The old senior credit facility provided us with a line of credit of up to $1 billion to be used for general corporate and working capital purposes, including the financing of acquisitions. Interest was payable quarterly or at the end of the applicable interest period and the interest rate in effect on that facility, including the applicable interest rate margin, was an average 6.55% during the quarter ended December 31, 1999. The senior credit facility would have expired on March 31, 2003.

     Suiza Dairy Group Credit Facility -- Simultaneous with the closing of the Southern Foods transaction, Suiza Dairy Group entered into a new $1.6 billion credit facility with a group of lenders which expires in January 2005. The Suiza Dairy Group credit facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. Suiza Dairy Group initially borrowed approximately $1.1 billion and distributed a portion of the borrowings to DFA and us. We used our portion of the distribution to repay our then existing senior credit facility and certain other obligations.

     New Parent Credit Facility -- On January 4, 2000 we also entered into a new parent credit facility, which replaced our then existing senior credit facility. The new facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of future acquisitions. On the date of this new agreement, we had not borrowed any funds under this facility.

     Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group credit facility and our new parent credit facility bear interest at a rate per annum equal to one of the following rates, at our option: (i) a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points for the Suiza Dairy Group credit facility and 0 to 75 basis points on the new parent credit facility, depending on our ratio of defined indebtedness to EBITDA or (ii) The London

                            SUIZA FOODS CORPORATION

Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 225 basis points for the Suiza Dairy Group credit facility and 75 to 175 basis points on the new parent credit facility, depending on our ratio of defined indebtedness to EBITDA. In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group credit facility and the new parent credit facility that ranges from 25 to 50 basis points, based on our ratio of defined indebtedness to EBITDA. Interest is payable quarterly or at the end of the applicable interest period.

     The Suiza Dairy Group credit facility and our new parent credit facility contain various financial and other restrictive covenants and requirements that Suiza Dairy Group and we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, the Suiza Dairy Group credit facility and our new parent credit facility require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by capital stock of certain of our subsidiaries.

     Subsidiary Debt Obligations -- Subsidiary debt obligations include lines of credit, industrial development revenue bond obligations and other debt obligations of certain subsidiaries.

     Borrowings under these subsidiary lines of credit are generally subject to limitations based on a borrowing base, as defined in the respective agreements, and bear interest generally at floating interest rates determined for each subsidiary. The weighted average interest rate in effect on our subsidiaries' lines of credit, which represent only foreign subsidiary lines of credit, at December 31, 1999 was 4.43%.

     The senior secured notes outstanding at December 31, 1998 were issued by one of Continental Can's subsidiaries, Plastic Containers, Inc., and had an original par value of $125 million and a fixed interest rate of 10%. The senior secured notes were assumed by Consolidated Container Company on July 2, 1999 in connection with the sale of a majority interest in our U.S. plastic packaging operations.

     Certain of our subsidiaries have revenue bonds outstanding which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 1999, ranged from 5.60% to 5.85%.

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

                            SUIZA FOODS CORPORATION

     The following table summarizes our various interest rate agreements as of December 31, 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Interest rate caps with an interest limit of 8% expiring
  March 2000................................................  $ 60,000   $ 60,000
Interest rate swaps with an interest range of 6.03% to 6.14%
  expiring between September 2000 and December 2002.........   435,000    435,000
Interest rate collars with an interest range of 6.08% to
  7.5% expiring between December 2002 and June 2003.........   100,000    100,000

     These derivative agreements provided hedges for loans under our terminated senior credit facility at December 31, 1999, and subsequently for our Suiza Dairy Group facility by limiting or fixing the LIBOR interest rates at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements. The original costs and premiums of these derivative agreements are being amortized on a straight-line basis as a component of interest expense.

     We are exposed to market risk under these arrangements due to the possibility of exchanging a lower interest rate for a higher interest rate. The counterparties are major financial institutions and the risk of incurring losses related to the credit risk is considered to be remote.

     Scheduled Maturities -- The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 1999, were as follows (in thousands):

2000.............................................   $ 22,671
2001.............................................     12,662
2002.............................................      5,575
2003.............................................    640,266
2004.............................................     20,345
Thereafter.......................................     10,549
                                                    --------
          Total..................................   $712,068
                                                    ========

     In addition, there were $27.2 million of issued but undrawn letters of credit secured by our senior credit facility as of December 31, 1999.

12. MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES

     In connection with our acquisition of Land-O-Sun in February 1998, we issued $100 million of company-obligated 5% mandatorily redeemable convertible preferred securities of a Delaware business trust. On March 24, 1998, we also completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. The 5% preferred securities mature 20 years from the date of issue and the 5.5% preferred securities mature 30 years from the date of issue. These trust issued preferred securities, which are recorded net of related fees and expenses, are convertible at the option of the holders into an aggregate of approximately 9.1 million shares of our common stock, subject to adjustment in certain circumstances. These preferred securities are also redeemable, at our option, at any time after three years from their respective issue dates at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

     On January 4, 2000, in connection with the Southern Foods transaction, we redeemed the 5% mandatorily redeemable convertible preferred securities in the amount of $100,638,889, which includes the principal repayment and accrued interest.

                            SUIZA FOODS CORPORATION

13. STOCKHOLDERS' EQUITY

     Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

     Preferred Stock -- The rights and preferences of preferred stock are established by our Board of Directors upon issuance. The Series A preferred stock previously outstanding represented 11,691 shares of preferred stock with a stated and redemption value of $320.00 per share, provided for cumulative dividends at a rate of 8% and were redeemable only at our option. On September 29, 1998, we redeemed all outstanding shares of Series A preferred stock for the stated value of $320.00 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

     Stock Offerings -- On January 28, 1997, we sold 4,270,000 shares of common stock in a public offering at a price to the public of $22.00 per share. The public offering provided net cash proceeds to us of approximately $89.0 million which was used to repay senior and subordinated debt and prepayment penalties related to the early extinguishment of the subordinated notes.

     Stock Option and Restricted Stock Plans -- We have three stock option and restricted stock plans. These plans provide for grants of stock options and restricted stock to employees, officers, directors and consultants to acquire 6,156,023 shares of common stock. The plans stipulate that the exercise prices of stock options will approximate or be above fair market value on the grant date. The options vest in accordance with provisions as set forth in the applicable option agreements.

     The following table summarizes the status of our stock-based compensation programs:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at January 1, 1997...........................   3,607,887        $ 9.34
  Granted................................................   2,798,958         30.40
  Canceled...............................................     (96,738)        13.89
  Exercised..............................................    (621,866)         8.66
                                                           ----------
Outstanding at December 31, 1997.........................   5,688,241        $19.70
  Granted................................................   1,444,412         49.40
  Canceled...............................................     (75,447)        39.99
  Exercised..............................................  (2,349,335)        15.72
                                                           ----------
Outstanding at December 31, 1998.........................   4,707,871        $30.56
  Granted................................................   1,078,169         35.22
  Canceled...............................................    (208,021)        42.70
  Exercised..............................................    (980,768)        15.13
                                                           ----------
Outstanding at December 31, 1999.........................   4,597,251        $34.68
                                                           ==========
Exercisable at December 31, 1997.........................   4,423,601         17.49
Exercisable at December 31, 1998.........................   3,157,266         21.80
Exercisable at December 31, 1999.........................   2,927,217         30.17

                            SUIZA FOODS CORPORATION

     The following table summarizes information about options outstanding and exercisable at December 31, 1999:

                                         OPTIONS OUTSTANDING
                          -------------------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED-AVERAGE                      ------------------------------
                            NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$    0 to $13.72........     680,005          6.81              $ 9.25           677,885         $ 9.27
 16.00 to  34.50........   1,715,136          6.38               29.38         1,347,127          28.46
 35.38 to  65.25........   2,202,110          7.43               46.67           902,205          48.42

     We have elected to follow APB 25 and related interpretations in accounting for our stock options. Accordingly, no compensation expense has been recognized since stock options granted under these plans were at exercise prices which approximated or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, our pro forma net income and net earnings per common share would have been the amounts indicated below:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Compensation cost..............................  $   18,861    $   34,198    $   21,706
Net income:
  As reported..................................     109,731       131,606        28,764
  Pro forma....................................      98,245       110,745        15,415
Net income per share:
  As reported -- basic.........................        3.34          3.98          0.96
  As reported -- diluted.......................        3.13          3.58          0.91
  Pro forma -- basic...........................        2.99          3.36          0.52
  Pro forma -- diluted.........................        2.86          3.08          0.49
Stock option share data:
  Stock options granted during period..........   1,078,169     1,444,412     2,798,958
  Weighted average option fair value...........  $    18.00(a) $    29.23(b) $     7.75(b)

---------------

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.1% based on the yield of ten-year U.S. Treasury securities.

(b) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.5% based on the yield of ten-year U.S. treasury securities.

     Rights Plan -- On February 27, 1998, our board of directors declared a dividend of one common share purchase right for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Suiza. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $210.00, with a market value of up to two times the exercise price. At any time prior to such date, a required majority may redeem the

                            SUIZA FOODS CORPORATION
rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our board of directors extends the term of, or redeems, the rights.

     Earnings Per Share -- Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   1999          1998          1997
                                                -----------   -----------   -----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Basic EPS computation:
  Numerator:
     Income from continuing operations........  $   108,827   $   103,069   $    39,330
     Less preferred stock dividends...........                       (237)         (300)
                                                -----------   -----------   -----------
     Income applicable to common stock........  $   108,827   $   102,832   $    39,030
                                                ===========   ===========   ===========
  Denominator:
     Average common shares....................   32,861,218    32,953,290    29,508,791
                                                ===========   ===========   ===========
  Basic EPS from continuing operations........  $      3.31   $      3.12   $      1.32
                                                ===========   ===========   ===========
Diluted EPS computation:
  Numerator:
     Income from continuing operations........  $   108,827   $   103,069   $    39,330
     Less preferred stock dividends...........                       (237)         (300)
     Net effect on earnings from conversion of
       mandatorily redeemable convertible
       preferred securities...................       24,501        18,732
                                                -----------   -----------   -----------
     Income applicable to common stock........  $   133,328   $   121,564   $    39,030
                                                ===========   ===========   ===========
  Denominator:
     Average common shares -- basic...........   32,861,218    32,953,290    29,508,791
     Stock option conversion..................      901,151     1,838,193     1,815,017
     Earnings contingency.....................                                   24,783
     Dilutive effect of conversion of
       mandatorily redeemable convertible
       preferred securities...................    9,096,123     7,174,081
                                                -----------   -----------   -----------
  Average common shares -- diluted............   42,858,492    41,965,564    31,348,591
                                                ===========   ===========   ===========
Diluted EPS from continuing operations........  $      3.11   $      2.90   $      1.25
                                                ===========   ===========   ===========

     Share Repurchases -- On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to

                            SUIZA FOODS CORPORATION

$300 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through December 31, 1999.

                                                              NO. OF
                                                              SHARES          PURCHASE
PERIOD                                                      REPURCHASED        PRICE
------                                                     -------------   --------------
Third Quarter 1998.......................................    1,000,000     $ 30.4 million
Fourth Quarter 1998......................................      510,400       15.6 million
Second Quarter 1999......................................       79,700        3.0 million
Third Quarter 1999.......................................    1,850,515       66.7 million
Fourth Quarter 1999......................................    3,486,508      128.4 million
                                                             ---------     --------------
          Total..........................................    6,927,123     $244.1 million
                                                             =========     ==============

     As of March 3, 2000, we have repurchased an additional $12.8 million or 317,500 shares and $43.1 million remains available for spending under this program.

     These repurchased shares were treated as effectively retired in the consolidated financial statements.

14. OTHER COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from nonowner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 1999 and 1998 are included below. There were no components of other comprehensive income during 1997.

                                                       PRE-TAX       TAX
                                                        INCOME     BENEFIT      NET
                                                        (LOSS)    (EXPENSE)    AMOUNT
                                                       --------   ---------   --------
                                                               (IN THOUSANDS)
Cumulative translation adjustment....................  $  7,005    $(2,732)   $  4,273
Minimum pension liability adjustment.................       120        (47)         73
                                                       --------    -------    --------
Accumulated other comprehensive income, December 31,
  1998...............................................     7,125     (2,779)      4,346
Cumulative translation adjustment....................   (18,277)     7,493     (10,784)
                                                       --------    -------    --------
Accumulated other comprehensive income, December 31,
  1999...............................................  $(11,152)   $ 4,714    $ (6,438)
                                                       ========    =======    ========

15. EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 1999, 1998 and 1997, our retirement and profit sharing plan expenses were as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Defined benefit plans....................................  $ 3,994   $ 3,176   $1,061
Defined contribution plans...............................    7,572     7,077    2,232
Multi-employer pension plans.............................    4,937     3,987    2,715
                                                           -------   -------   ------
                                                           $16,503   $14,240   $6,008
                                                           =======   =======   ======

                            SUIZA FOODS CORPORATION

     Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $  148,219   $   23,758
  Service cost..............................................       4,140        4,047
  Interest cost.............................................       5,052        5,842
  Assumption change.........................................      (1,498)         396
  Actuarial (gain) loss.....................................      (6,878)       3,996
  Acquisitions..............................................       4,944      117,099
  Disposition of US plastic packaging operations............     (76,134)
  Benefits paid.............................................      (6,279)      (6,355)
  Other.....................................................         107         (564)
                                                              ----------   ----------
Benefit obligation at end of year...........................      71,673      148,219
                                                              ----------   ----------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     136,577       20,480
  Actual return on plan assets..............................      10,033        8,138
  Acquisitions..............................................       5,577      107,358
  Disposition of US plastic packaging operations............     (68,639)
  Employer contribution.....................................       1,809        6,886
  Benefits paid.............................................      (6,279)      (6,355)
  Other.....................................................          88           70
                                                              ----------   ----------
Fair value of plan assets at end of year....................      79,166      136,577
                                                              ----------   ----------
Funded status...............................................       7,494      (11,642)
  Unrecognized net transition obligation....................       1,931        2,281
  Unrecognized prior service cost...........................       1,517        1,319
  Unrecognized net (gain)loss...............................     (17,186)       1,542
                                                              ----------   ----------
Net amount recognized.......................................  $   (6,244)  $   (6,500)
                                                              ==========   ==========
Amounts recognized in the consolidated balance sheets at
  December 31 of each year consist of:
Prepaid benefit cost........................................  $    1,775   $    2,585
Accrued benefit liability...................................      (8,364)     (10,596)
Intangible asset............................................         345        1,391
Accumulated other comprehensive income......................                      120
                                                              ----------   ----------
Net amount recognized.......................................  $   (6,244)  $   (6,500)
                                                              ==========   ==========
Weighted-average assumptions as of December 31:
Discount rate...............................................       7.75%        6.50%
Expected return on plan assets..............................  6.75-9.00%   3.50-9.00%
Rate of compensation increase...............................     0-4.00%     0%-9.00%

                            SUIZA FOODS CORPORATION

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..........................................  $ 4,151   $ 4,057   $ 1,200
  Interest cost.........................................    5,052     5,842     1,454
  Expected return on plan assets........................   (6,157)   (6,890)   (1,467)
  Amortization of unrecognized transition obligation....      188       194       180
  Amortization of prior service cost....................      138       109       118
  Amortization of unrecognized net gain.................       (3)      (13)      (17)
  Recognized net actuarial loss from curtailment........               (670)
                                                          -------   -------   -------
Net periodic benefit cost...............................  $ 3,369   $ 2,629   $ 1,468
                                                          =======   =======   =======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $7,613, $6,100, and $4,881, respectively, as of December 31, 1999, and $11,766, $11,479, and $8,385, respectively, as of
December 31, 1998, excluding pension plans related to the disposed U.S. packaging operations.

     Defined Contribution Plans -- Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1.0% and 17.0% of a participant's annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans which provide for employer contributions in various amounts ranging from $21 to $39 per pay period per participant.

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

                            SUIZA FOODS CORPORATION

16. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and coinsurance provisions subject to certain lifetime maximums.

     The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $ 3,948   $ 3,198
  Service cost..............................................       44        41
  Interest cost.............................................      235       247
  Actuarial (gain)/loss.....................................       84      (146)
  Acquisition...............................................    1,179       906
  Benefits paid.............................................     (334)     (298)
                                                              -------   -------
Benefit obligation at end of year...........................  $ 5,156   $ 3,948
                                                              -------   -------
Fair value of plan assets at end of year....................       --        --
                                                              -------   -------
Funded status...............................................   (5,156)   (3,948)
  Unrecognized net gain.....................................     (772)     (411)
                                                              -------   -------
Net amount recognized -- accrued benefit liability..........  $(5,928)  $(4,359)
                                                              =======   =======
Weighted-average assumptions as of December 31
  Discount rate.............................................     7.50%     6.50%
Health Care Inflation:
Initial rate................................................     7.68%     7.68%
Ultimate rate...............................................     4.75%     4.75%
Year of ultimate rate achievement...........................     2005      2005

     For measurement purposes, a 7.68% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and 1998. The rate was assumed to decrease gradually to 4.75% for 2005 and remain at that level thereafter.

                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Components of Net Periodic Benefit Cost:
Service and interest cost...................................  $278   $289   $184
Amortization of unrecognized net gain.......................   (40)   (21)    (6)
                                                              ----   ----   ----
Net periodic benefit cost...................................  $238   $268   $178
                                                              ====   ====   ====

                            SUIZA FOODS CORPORATION

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...       $ 24            $ (21)
Effect on postretirement obligation.......................        427             (377)

17. PLANT CLOSING, MERGER AND OTHER COSTS

     Plant closing, merger and other costs -- During 1999, as part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring expenses of $12.6 million. In addition, our share of Consolidated Container Company's restructuring charges was $4.9 million and was reported as a reduction of equity in earnings of unconsolidated affiliates.

     The charges recorded for our integration and cost reduction programs reflect several approved efficiency and integration efforts including closing of four plants with consolidation of production into other plants, disposition of a small cheese processing plant, consolidation of administrative offices within one of our regions, and severance costs incurred at the corporate office as well as the European and Puerto Rican operations.

     The principal components of the plan included the following:

     - Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plan included an overall reduction of 315 people, primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except fourteen employees had been severed as of December 31, 1999.

     - Shutdown costs include those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

     - Write-downs of property, plant and equipment and other assets are primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

     Activity with respect to the plant closing and other non-recurring costs are summarized below:

                                                                                ENDING
                                                           CHARGES   PAYMENTS   BALANCE
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Cash Charges:
  Workforce reduction costs..............................  $ 4,188   $(1,115)   $3,073
  Shutdown costs.........................................      779      (311)      468
  Lease obligations after shutdown.......................      575      (137)      438
  Other..................................................      234      (194)       40
                                                           -------   -------    ------
Subtotal.................................................    5,776   $(1,757)   $4,019
                                                                     =======    ======
Noncash charges:
  Write-down of property, plant and equipment............    6,790
                                                           -------
Total charges............................................  $12,566
                                                           =======

                            SUIZA FOODS CORPORATION

     There have not been significant adjustments to the plan and the majority of future cash requirements to reduce the liability at December 31, 1999 are expected to be completed in early 2000. However, there are continuing cash payments under one severance agreement that will be made into the first quarter of 2001.

     Acquired facility closing costs -- As a part of accounting for acquisitions, we accrued costs pursuant to plans to exit certain activities and operations in order to rationalize productivity and reduce costs and inefficiencies. Two plants were closed in connection with the acquisition of Broughton Foods, and two plants in our northeastern U.S. region were also closed subsequent to acquisition. The production from these plants was moved to our other facilities.

     The principal components of the plans included the following:

     - Workforce reduction as a result of plant closings included an overall reduction of 340 plant personnel. The costs incurred were charged against our acquisition liabilities for these costs.

     - Shutdown costs include those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

     Activity with respect to these acquisition liabilities are summarized below:

                                                            ACCRUED              ENDING
                                                             COSTS    PAYMENTS   BALANCE
                                                            -------   --------   -------
                                                                   (IN THOUSANDS)
Workforce reduction costs.................................  $3,888    $(3,264)    $624
Shutdown costs............................................   1,035       (703)     332
Other.....................................................     112       (112)       0
                                                            ------    -------     ----
Total.....................................................  $5,035    $(4,079)    $956
                                                            ======    =======     ====

     Merger and other costs -- During 1997 we incurred merger and other costs of $37.0 million. The following table summarizes the nature and amount of the costs recorded in merger and other costs (in thousands):

Merger fees and expenses....................................   $17,766
Severance and employment costs..............................    17,555
Costs of uncompleted transactions...........................       505
Other costs.................................................     1,177
                                                               -------
                                                               $37,003
                                                               =======

     Merger fees and expenses include primarily fees paid to investment bankers and investment advisors, professional fees and various merger-related filing fees. Severance and employment costs include primarily payments to employees terminated at the merger date and payments for retention bonuses and excise taxes, pursuant to preexisting employment agreements. Costs of uncompleted transactions include the costs and expenses related to abandoned acquisitions in 1997. Other costs primarily include the cost of the consolidation of our corporate offices in connection with the Morningstar merger in 1997. The majority of these costs were incurred and paid during the fourth quarter of 1997 with substantially all the remaining costs paid in 1998.

                            SUIZA FOODS CORPORATION

18. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1999      1998      1997
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Cash paid for interest and financing charges, net of
  capitalized interest..................................  $87,548   $74,989   $43,386
Cash paid for taxes.....................................   40,003    17,908    23,668
Noncash transactions:
  Issuance of notes payable and common and preferred
     stock in connection with business and property
     acquisitions.......................................    3,193   138,547    17,049
  Issuance of mandatorily redeemable preferred
     securities and subsidiary preferred and common
     securities in connection with two acquisitions.....   18,500   201,447

19. COMMITMENTS AND CONTINGENCIES

     Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery and equipment and vehicles, have lease terms ranging from one to nine years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $45.1 million, $48.0 million and $18.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Buildings and improvements..................................  $12,115   $ 8,591
Machinery and equipment.....................................   13,549    13,984
Less accumulated amortization...............................   (9,160)   (3,833)
                                                              -------   -------
                                                              $16,504   $18,742
                                                              =======   =======

     Future minimum payments at December 31, 1999, under noncancelable capital and operating leases with terms in excess of one year are summarized below:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2000........................................................  $ 4,109   $ 32,650
2001........................................................    4,704     28,415
2002........................................................    3,125     24,399
2003........................................................    2,444     20,237
2004........................................................    1,643     16,524
Thereafter..................................................    1,705     25,601
                                                              -------   --------
Total minimum lease payments................................   17,730   $147,826
                                                                        ========
Less amount representing interest...........................   (1,879)
                                                              -------
Present value of capital lease obligations..................  $15,851
                                                              =======

                            SUIZA FOODS CORPORATION

     Litigation -- We and our subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In our opinion, the settlement of such matters is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

     Employment Agreements -- We have entered into employment agreements with certain key management personnel which provided for minimum compensation levels and incentive bonuses, along with provisions for termination benefits in certain circumstances and for certain severance payments in the event of a change in control.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 1999 and 1998. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.

     We have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments were determined based on current values for similar instruments with similar terms. The following table presents the carrying value and fair value of our interest rate agreements at December 31:

                                                         1999                   1998
                                                 --------------------   ---------------------
                                                 CARRYING      FAIR     CARRYING      FAIR
                                                 VALUE OF     VALUE     VALUE OF      VALUE
                                                 LIABILITY    ASSET     LIABILITY   LIABILITY
                                                 ---------   --------   ---------   ---------
                                                                (IN THOUSANDS)
Interest rate agreements.......................   $(4,313)    $5,745     $(5,943)   $(17,274)

21. BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     In all periods shown in the consolidated financial statements contained in this report prior to the third quarter of 1999, we had two reportable segments, including "dairy" and "packaging." As a result of the sale of a majority interest in our U.S. plastic packaging operations effective July 2, 1999, as discussed in Note 5, we no longer have a reportable packaging segment under current accounting rules. Our remaining packaging operations, which consist of only our European flexible film business, are now included in "Other" in the table below along with our corporate expenses not allocated to a specific segment; all periods presented have been reclassified to conform with this change. Our dairy products and related distribution businesses manufacture and distribute fluid milk, ice cream and novelties, dairy and non-dairy coffee creamers, half-and-half and whipping cream, sour cream, cottage cheese, yogurt, dairy and non-dairy frozen whipped toppings as well as certain refrigerated, frozen and extended shelf-life products on a national basis. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.

     We do not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss. The amounts in

                            SUIZA FOODS CORPORATION
the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:

                                            DAIRY      PACKAGING    OTHER       TOTAL
                                          ----------   ---------   --------   ----------
                                                          (IN THOUSANDS)
1999
  Revenues from external customers......  $3,992,185   $244,866    $244,948   $4,481,999
  Intersegment revenues.................      16,036     18,674          --       34,710
  Segment operating income..............     259,750     34,685     (17,561)     276,874
  Income from continuing operations
     before income taxes................     260,619     22,567     (90,083)     193,103
  Depreciation and amortization.........      91,919     14,678      10,048      116,645
  Total segment assets..................   2,373,253                285,669    2,658,922
  Capital expenditures for segment
     assets.............................     134,918      8,720      44,004      187,642
1998
  Revenues from external customers......  $2,816,195   $332,173    $172,572   $3,320,940
  Intersegment revenues.................      19,088     29,379          --       48,467
  Segment operating income..............     204,319     44,459      (6,322)     242,456
  Income from continuing operations
     before income taxes................     182,843     20,285     (38,677)     164,451
  Depreciation and amortization.........      68,616     17,618       5,545       91,779
  Total segment assets..................   2,136,560    611,156     266,067    3,013,783
  Capital expenditures for segment
     assets.............................     100,854     59,721      16,295      176,870
1997
  Revenues from external customers......  $1,743,240   $ 52,628    $     --   $1,795,868
  Intersegment revenues.................       6,300      2,312          --        8,612
  Segment operating income..............     133,996      4,862     (43,972)      94,886
  Income from continuing operations
     before income taxes................      83,140       (178)       (257)      82,705
  Depreciation and amortization.........      41,162      2,233       1,212       44,607
  Total segment assets..................   1,121,791    156,351     125,320    1,403,462
  Capital expenditures for segment
     assets.............................      52,642      9,313         165       62,120

                                         REVENUES                    LONG-LIVED ASSETS
                           ------------------------------------   -----------------------
                              1999         1998         1997         1999         1998
                           ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS)
Geographic Information
  United States..........  $4,002,144   $2,904,498   $1,546,902   $1,810,874   $1,992,879
  Puerto Rico............     235,226      243,870      248,966      124,199      122,336
  Europe.................     244,629      172,572                    83,941       90,958
                           ----------   ----------   ----------   ----------   ----------
          Total..........  $4,481,999   $3,320,940   $1,795,868   $2,019,014   $2,206,173
                           ==========   ==========   ==========   ==========   ==========

     We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

                            SUIZA FOODS CORPORATION

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 1999 and 1998 (in thousands, except per share data):

                                                          QUARTER
                                    ----------------------------------------------------
                                      FIRST         SECOND       THIRD(6)     FOURTH(6)
                                    ----------    ----------    ----------    ----------
1999
  Net sales.......................  $1,153,186    $1,118,844    $1,082,060    $1,127,909
  Gross profit....................     232,559       262,949       247,650       251,766
  Income from continuing
     operations(1)................      20,873        32,147        30,449        25,358
  Income before extraordinary
     gain(1)......................      20,873        32,147        30,449        25,358
  Net income(1)...................      20,873        32,147        30,449        26,262(2)
  Basic earnings per common
     share(3):
     Income before extraordinary
       gain.......................        0.62          0.95          0.90          0.83
     Net income...................        0.62          0.95          0.90          0.86
  Diluted earnings per common
     share(3):
     Income before extraordinary
       gain.......................        0.60          0.87          0.83          0.78
     Net income...................        0.60          0.87          0.83          0.80
1998
  Net sales.......................  $  593,121    $  768,120    $  968,104    $  991,595
  Gross profit....................     136,973       185,907       220,795       219,357
  Income from continuing
     operations...................      18,053        29,630        28,313        27,073
  Income before extraordinary
     gain.........................      14,892(4)     29,630        28,313        27,073
  Net income......................      14,892        61,328(5)     28,313        27,073
  Basic earnings per common
     share(3):
     Income before extraordinary
       gain.......................        0.48          0.91          0.82          0.81
     Net income...................        0.48          1.88          0.82          0.81
  Diluted earnings per common
     share(3):
     Income before extraordinary
       gain.......................        0.45          0.82          0.76          0.76
     Net income...................        0.45          1.54          0.76          0.76

---------------

(1) The results for the second, third and fourth quarters of 1999 include plant closing and other non-recurring charges of $4.7 million, $5.1 million (including $1.6 million related to Consolidated Container), and $7.8 million (including $3.4 million related to Consolidated Container), respectively.

(2) The results for the fourth quarter of 1999 include an extraordinary gain from the resolution of contingencies related to the sale of our packaged ice business in 1998.

(3) Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

                            SUIZA FOODS CORPORATION

(4) The difference between income from continuing operations and income before extraordinary gain represents the results of the discontinued operations of the packaged ice business, net of income taxes.

(5) The results for the second quarter of 1998 include an extraordinary gain on the sale of our packaged ice business of $35.5 million, net of income tax, and an extraordinary loss on the early extinguishment of our credit facility of $3.8 million, net of income tax.

(6) As a result of the sale of our U.S. plastic packaging operations to Consolidated Container Company on July 2, 1999 in exchange for cash and a 43.1% interest in Consolidated Container Company, the sales, gross profit and operating expenses of this operation subsequent to July 2, 1999 are not included in the table but are instead condensed on to a single line, "equity in earnings of unconsolidated affiliates" within income from continuing operations.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report or are incorporated herein as indicated:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-1
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-2
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

EXHIBITS

     See Index to Exhibits.

FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report

     Schedule II -- Valuation and Qualifying Accounts

REPORTS ON FORM 8-K

     We have filed the following Current Reports on Form 8-K since September 30, 1999

        - Form 8-K filed on January 11, 2000 in connection with our acquisition of Southern Foods Group, L.P.

                                            By:    /s/ BARRY A. FROMBERG
                                              ----------------------------------
                                                      Barry A. Fromberg
                                                 Executive Vice President and
                                                   Chief Financial Officer

Dated March 16, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ GREGG L. ENGLES
-----------------------------------------------------  Chief Executive Officer and
                   Gregg L. Engles                       Chairman of the Board          March 16, 2000

                  /s/ PETE SCHENKEL
-----------------------------------------------------
                    Pete Schenkel                      Vice Chairman of the Board       March 16, 2000

                /s/ HECTOR M. NEVARES
-----------------------------------------------------
                  Hector M. Nevares                    Vice Chairman of the Board       March 16, 2000

                   /s/ ALAN BERNON
-----------------------------------------------------
                     Alan Bernon                       Director                         March 16, 2000

                /s/ STEPHEN L. GREEN
-----------------------------------------------------
                  Stephen L. Green                     Director                         March 16, 2000

              /s/ JOSEPH S. HARDIN, JR.
-----------------------------------------------------
                Joseph S. Hardin, Jr.                  Director                         March 16, 2000

                    /s/ JOHN MUSE
-----------------------------------------------------
                      John Muse                        Director                         March 16, 2000

                /s/ P. EUGENE PENDER
-----------------------------------------------------
                  P. Eugene Pender                     Director                         March 16, 2000

                   /s/ JIM TURNER
-----------------------------------------------------
                     Jim Turner                        Director                         March 16, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

     We have audited the consolidated financial statements of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 14, 2000 (March 3, 2000 as to Note 3); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Suiza Foods Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Dallas, Texas
February 14, 2000
(March 3, 2000 as to Note 3)

                                  SCHEDULE II
                    SUIZA FOODS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                               RECOVERIES
                       BALANCE --                                                  OF        WRITE-OFF OF
                       BEGINNING    CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
YEAR                    OF YEAR       INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----                   ----------   ----------   ------------   ------------   -----------   -------------   -----------
1997                      2,943       1,838            260                           8           1,460          3,589
1998                      3,589       4,260         13,836                          47           2,429         19,303
1999                     19,303       4,766          1,646         1,188           158           5,836         18,849

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          2.1            -- Amended and Restated Reorganization Agreement
                            (incorporated by reference from our Registration
                            Statement on Form S-1 (File No. 333-1858)).
          3.1            -- Certificate of Incorporation dated September 19, 1994
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755).
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            dated March 27, 1995 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.3            -- Certificate of Correction of Certificate of Amendment to
                            Certificate of Incorporation Dated June 6, 1995
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755)).
          3.4            -- Certificate of Amendment to Certificate of Incorporation
                            dated February 29, 1996 (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997 (File No. 1-12755)).
          3.5            -- Certificate of Amendment to Certificate of Incorporation
                            dated May 15, 1997 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.6            -- Certificate of Amendment of Certificate of Incorporation
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998 (File No.
                            1-12755)).
          3.7            -- Bylaws (incorporated by reference to the Company's
                            Registration Statement on Form S-1 (File No. 333-1858)).
          3.8            -- Amended and Restated Bylaws (incorporated by reference
                            from our Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1999 (File No. 1-12755)).
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to our Registration Statement On Form S-1 (File
                            No. 333-1858)).
          4.2            -- Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No.
                            333-1858)).
          4.3            -- Rights Agreement dated March 6, 1998 among us and Harris
                            Trust & Savings Bank, as rights agent, which includes as
                            Exhibit A the Form of Rights Certificate (incorporated by
                            reference from the Registration Statement on Form 8-A
                            filed on March 10, 1998 (File No. 1-12755)).
          4.4            -- Certificate of Trust of Suiza Capital Trust II
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.5            -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust II, dated as of March 24, 1998, among us,
                            as Sponsor, Wilmington Trust Company, as Property
                            Trustee, Wilmington Trust Company, as Delaware Trustee,
                            and Tracy L. Noll, J. Michael Lewis and Joseph B. Armes,
                            as Regular Trustees (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 1998 (File No. 1-12755)).
          4.6            -- Indenture for the 5.5% Convertible Subordinated
                            Debentures, dated as of March 24, 1998, among us and
                            Wilmington Trust Company, as Indenture Trustee
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.7            -- Form of 5.5% Preferred Securities (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).
          4.8            -- Form of 5.5% Convertible Subordinated Debenture
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.9            -- Preferred Securities Guarantee Agreement, dated as of
                            March 24, 1998, between us, as Guarantor, and Wilmington
                            Trust Company, as Guarantee Trustee (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).
          4.10           -- Registration Rights Amendment, dated March 24, 1998,
                            between us, Suiza Capital Trust II, and Donaldson,
                            Lufkin, Jenrette Securities Corporation, Bear, Stearns &
                            Co. Inc. and J.P. Morgan & Co. (incorporated by reference
                            from our Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1998 (File No. 1-12755)).
        *10.1            -- Suiza Foods Corporation Exchange Stock Option and
                            Restricted Stock Plan (incorporated by reference to our
                            Registration Statement on Form S-1 (File No. 333-1858)).
        *10.2            -- Suiza Foods Corporation 1995 Stock Option and Restricted
                            Stock Plan (incorporated by reference to our Registration
                            Statement on Form S-1 (File No. 333-18263)).
        *10.3            -- Amended and Restated 1997 Stock Option and Restricted
                            Stock Plan (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1998
                            (File No. 1-12755)).
        *10.4            -- Amended and Restated 1997 Stock Option and Restricted
                            Stock Plan (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1999
                            (File No. 1-12755)).
        *10.5            -- Executive Deferred Compensation Plan (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999 (File No. 1-12755)).
        *10.6            -- 1997 Employee Stock Purchase Plan (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1997, as amended on October 24,
                            1997 (File No. 1-12755)).
        *10.7            -- First Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.8            -- Second Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.9            -- 1991 Incentive and Nonstatutory Stock Option Plan of
                            Morningstar (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.10           -- 1992 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.11           -- 1994 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-8 (No. 33-53975) filed
                            on June 6, 1994).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
        *10.12           -- 1996 Director Stock Option Plan (incorporated by
                            reference from Morningstar's Annual Report on Form 10-K
                            (No. 0-19075) for the year ended December 31, 1996).
        *10.13           -- Country Fresh, Inc. 1989 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
        *10.14           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, C.O. Beshears, William P. Brick, Hector M.
                            Nevares and Tracy L. Noll under the 1995 Stock Option and
                            Restricted Stock Plan (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).
        *10.15           -- Form of Restricted Stock Agreement for Messrs. C.O.
                            Beshears and William P. Brick under the 1995 Stock Option
                            and Restricted Stock Plan (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).
        *10.16           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, William P. Brick, Hector M. Nevares and Tracy L.
                            Noll under the 1997 Stock Option and Restricted Stock
                            Plan (incorporated by reference from our Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1997, as
                            amended on October 24, 1997 (File No. 1-12755)).
        *10.17           -- Stock Option Agreement dated as of October 13, 1994 among
                            Country Fresh, Inc. and Delton C. Parks under the Country
                            Fresh, Inc. 1989 Stock Option Plan (incorporated by
                            reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
         10.18           -- Stockholders Agreement dated July 31, 1997 among us,
                            Franklin Plastics, Peter M. Bernon and Alan J. Bernon
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
         10.19           -- Agreement and Plan of Merger dated as of September 28,
                            1997 by and among us, SF Acquisition Corp. and The
                            Morningstar Group Inc. (incorporated by reference from
                            our Registration Statement on Form S-4 (File No.
                            333-37869)).
         10.20           -- Agreement and Plan of Merger dated as of January 14, 1998 by and among us, CC Acquisition Corp. and Continental Can
                            Company, Inc. (incorporated by reference from our
                            Registration Statement on Form S-4 (File No. 333-46519)).
         10.21           -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust, dated as of February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.22           -- Indenture, dated as of February 20, 1998, between us, as
                            Issuer, and Wilmington Trust Company, as Trustee
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.23           -- 5% Convertible Subordinated Debenture due 2018, issued by us to Suiza Capital Trust on February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.24           -- Certificate for Preferred Securities of Suiza Capital
                            Trust, issued to DFA Investment Company on February 20,
                            1998 (incorporated by reference from our Current Report
                            on Form 8-K filed March 9, 1998 (File No. 1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.25           -- Contribution and Merger Agreement by and among Suiza
                            Foods Corporation, Franklin Plastics, Inc. and
                            affiliates, Vestar Packaging LLC, Reid Plastics Holdings,
                            Inc. and affiliates, Consolidated Container Holdings LLC,
                            Consolidated Container Company LLC and Reid Plastics
                            Group LLC dated as of April 29, 1999, as amended
                            (incorporated by reference from our Current Report on
                            Form 8-K dated July 19, 1999, File No. 1-12755).
         10.26           -- Amendment No. 1 to Contribution and Merger Agreement
                            dated June 28, 1999 (incorporated by reference from our
                            Current Report on Form 8-K dated July 19, 1999, File No.
                            1-12755).
         10.27           -- Amended and Restated Limited Liability Company Agreement
                            of Consolidated Container Holdings, LLC (incorporated by
                            reference from our Current Report on Form 8-K dated July
                            19, 1999, File No. 1-12755).
         10.28           -- Registration Rights Agreement, dated as of January 1,
                            2000, between Suiza Foods Corporation, Dairy Farmers of
                            America, Inc. and Mid-Am Capital, L.L.C. (incorporated by
                            reference from our Current Report on Form 8-K dated
                            January 11, 2000, File No. 1-12755).
         10.29           -- Credit Agreement dated as of January 4, 2000 among Suiza
                            Fluid Dairy Group, L.P. and Southern Foods Group, L.P. as
                            Borrowers certain domestic subsidiaries of the parent
                            borrower, the Lenders parties thereto, First Union
                            National Bank as Administrative Agent, Bank One, NA as
                            Syndication Agent, Bank of America, N.A. and Fleet
                            National Bank as Co-Documentation Agents and First Union
                            Securities, Inc. and Bank One Capital Market, Inc., as
                            Co-Book Runners (incorporated by reference from our
                            Current Report on Form 8-K dated January 11, 2000, File
                            No. 1-12755).
         10.30           -- Credit Agreement dated as of January 4, 2000 among Suiza
                            Foods Corporation as Borrower, certain domestic
                            subsidiaries of the Borrower as Guarantors, the Lenders
                            parties thereto, First Union National Bank as
                            Administrative Agent, Bank One, NA as Syndication Agent,
                            Bank of America, N.A. and Fleet National Bank as Co-
                            Documentation Agents and First Union Securities, Inc. and
                            Bank One Capital Markets, Inc., as Co-Book Runners
                            (incorporated by reference from our Current Report on
                            Form 8-K dated January 11, 2000, File No. 1-12755).
         10.31           -- Amended and Restated Limited Partnership of Suiza Fluid
                            Dairy Group, L.P. (incorporated by reference from our
                            Current Report on Form 8-K dated January 11, 2000, File
                            No. 1-12755).
        *10.32           -- Form of Severance Agreement for our dairy executive
                            officers (incorporated by reference from our Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
        *10.33           -- Form of Severance Agreement for certain senior officers
                            (incorporated by reference from our Annual Report on Form
                            10-K for the year ended December 31, 1999).
        *10.34           -- Form of Severance Agreement for certain other officers
                            (incorporated by reference from our Annual Report on Form
                            10-K for the year ended December 31, 1999).
         11              -- Computation of Per Share Earnings (filed herewith).
         12              -- Statement re computation of ratios (filed herewith).
         21              -- List of Subsidiaries (filed herewith).
         27              -- Financial Data Schedule (filed herewith).

---------------

* Management or compensatory contract