Form 10-K405/A
period 1999-12-31
SUIZA FOODS CORP
filed 2000-04-04
CIK 931336

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                  FORM 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

================================================================================

                                EXPLANATORY NOTE

     The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 by adding Exhibit 21 and Exhibit 23 thereto.

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                  PART I
   1     Business....................................................    1
   2     Properties..................................................   12
   3     Legal Proceedings...........................................   13

                                  PART II
   5     Market for Our Common Stock and Related Matters.............   13
   6     Selected Financial Data.....................................   14
   7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   15
  7a     Quantitative and Qualitative Disclosures About Market
           Risk......................................................   21
   8     Consolidated Financial Statements...........................   22

                                 PART III
  10     Directors and Executive Officers............................   23
  11     Executive Compensation......................................   23
  12     Security Ownership of Certain Beneficial Owners and
           Management................................................   23
  13     Certain Relationships and Related Transactions..............   23

                                  PART IV
  14     Exhibits, Financial Statement Schedules and Reports on Form
           8-K.......................................................   24

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

     See Index to Exhibits.

FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report

     Schedule II -- Valuation and Qualifying Accounts

                                            By:     /s/ BARRY A. FROMBERG
                                                --------------------------------
                                                      Barry A. Fromberg
                                                 Executive Vice President and
                                                   Chief Financial Officer

Dated April 4, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                         TITLE                    DATE
                        ----                                         -----                    ----

                 /s/ GREGG L. ENGLES
-----------------------------------------------------  Chief Executive Officer and
                   Gregg L. Engles                       Chairman of the Board            April 4, 2000

                  /s/ PETE SCHENKEL
-----------------------------------------------------
                    Pete Schenkel                      Vice Chairman of the Board         April 4, 2000

                /s/ HECTOR M. NEVARES
-----------------------------------------------------
                  Hector M. Nevares                    Vice Chairman of the Board         April 4, 2000

                   /s/ ALAN BERNON
-----------------------------------------------------
                     Alan Bernon                       Director                           April 4, 2000

                /s/ STEPHEN L. GREEN
-----------------------------------------------------
                  Stephen L. Green                     Director                           April 4, 2000

              /s/ JOSEPH S. HARDIN, JR.
-----------------------------------------------------
                Joseph S. Hardin, Jr.                  Director                           April 4, 2000

                    /s/ JOHN MUSE
-----------------------------------------------------
                      John Muse                        Director                           April 4, 2000

                /s/ P. EUGENE PENDER
-----------------------------------------------------
                  P. Eugene Pender                     Director                           April 4, 2000

                   /s/ JIM TURNER
-----------------------------------------------------
                     Jim Turner                        Director                           April 4, 2000

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

                                                                     SCHEDULE II

                    SUIZA FOODS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                               RECOVERIES
                       BALANCE --                                                  OF        WRITE-OFF OF
                       BEGINNING    CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
YEAR                    OF YEAR       INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----                   ----------   ----------   ------------   ------------   -----------   -------------   -----------
1997                      2,943       1,838            260                           8           1,460          3,589
1998                      3,589       4,260         13,836                          47           2,429         19,303
1999                     19,303       4,766          1,646         1,188           158           5,836         18,849

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          2.1            -- Amended and Restated Reorganization Agreement
                            (incorporated by reference from our Registration
                            Statement on Form S-1 (File No. 333-1858)).
          3.1            -- Certificate of Incorporation dated September 19, 1994
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755).
          3.2            -- Certificate of Amendment to Certificate of Incorporation
                            dated March 27, 1995 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.3            -- Certificate of Correction of Certificate of Amendment to
                            Certificate of Incorporation Dated June 6, 1995
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997 (File No.
                            1-12755)).
          3.4            -- Certificate of Amendment to Certificate of Incorporation
                            dated February 29, 1996 (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997 (File No. 1-12755)).
          3.5            -- Certificate of Amendment to Certificate of Incorporation
                            dated May 15, 1997 (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997 (File No. 1-12755)).
          3.6            -- Certificate of Amendment of Certificate of Incorporation
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1998 (File No.
                            1-12755)).
          3.7            -- Bylaws (incorporated by reference to the Company's
                            Registration Statement on Form S-1 (File No. 333-1858)).
          3.8            -- Amended and Restated Bylaws (incorporated by reference
                            from our Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1999 (File No. 1-12755)).
          4.1            -- Specimen of Common Stock Certificate (incorporated by
                            reference to our Registration Statement On Form S-1 (File
                            No. 333-1858)).
          4.2            -- Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No.
                            333-1858)).
          4.3            -- Rights Agreement dated March 6, 1998 among us and Harris
                            Trust & Savings Bank, as rights agent, which includes as
                            Exhibit A the Form of Rights Certificate (incorporated by
                            reference from the Registration Statement on Form 8-A
                            filed on March 10, 1998 (File No. 1-12755)).
          4.4            -- Certificate of Trust of Suiza Capital Trust II
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.5            -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust II, dated as of March 24, 1998, among us,
                            as Sponsor, Wilmington Trust Company, as Property
                            Trustee, Wilmington Trust Company, as Delaware Trustee,
                            and Tracy L. Noll, J. Michael Lewis and Joseph B. Armes,
                            as Regular Trustees (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended March
                            31, 1998 (File No. 1-12755)).
          4.6            -- Indenture for the 5.5% Convertible Subordinated
                            Debentures, dated as of March 24, 1998, among us and
                            Wilmington Trust Company, as Indenture Trustee
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.7            -- Form of 5.5% Preferred Securities (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
          4.8            -- Form of 5.5% Convertible Subordinated Debenture
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended March 31, 1998 (File No.
                            1-12755)).
          4.9            -- Preferred Securities Guarantee Agreement, dated as of
                            March 24, 1998, between us, as Guarantor, and Wilmington
                            Trust Company, as Guarantee Trustee (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended March 31, 1998 (File No. 1-12755)).
          4.10           -- Registration Rights Amendment, dated March 24, 1998,
                            between us, Suiza Capital Trust II, and Donaldson,
                            Lufkin, Jenrette Securities Corporation, Bear, Stearns &
                            Co. Inc. and J.P. Morgan & Co. (incorporated by reference
                            from our Quarterly Report on Form 10-Q for the quarter
                            ended March 31, 1998 (File No. 1-12755)).
        *10.1            -- Suiza Foods Corporation Exchange Stock Option and
                            Restricted Stock Plan (incorporated by reference to our
                            Registration Statement on Form S-1 (File No. 333-1858)).
        *10.2            -- Suiza Foods Corporation 1995 Stock Option and Restricted
                            Stock Plan (incorporated by reference to our Registration
                            Statement on Form S-1 (File No. 333-18263)).
        *10.3            -- Amended and Restated 1997 Stock Option and Restricted
                            Stock Plan (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1998
                            (File No. 1-12755)).
        *10.4            -- Amended and Restated 1997 Stock Option and Restricted
                            Stock Plan (incorporated by reference from our Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 1999
                            (File No. 1-12755)).
        *10.5            -- Executive Deferred Compensation Plan (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1999 (File No. 1-12755)).
        *10.6            -- 1997 Employee Stock Purchase Plan (incorporated by
                            reference from our Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 1997, as amended on October 24,
                            1997 (File No. 1-12755)).
        *10.7            -- First Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.8            -- Second Amendment to the 1997 Employee Stock Purchase Plan
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
        *10.9            -- 1991 Incentive and Nonstatutory Stock Option Plan of
                            Morningstar (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.10           -- 1992 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-1 (No. 33-45805) filed
                            on February 19, 1992).
        *10.11           -- 1994 Incentive and Nonstatutory Stock Option Plan
                            (incorporated by reference from Morningstar's
                            Registration Statement on Form S-8 (No. 33-53975) filed
                            on June 6, 1994).
        *10.12           -- 1996 Director Stock Option Plan (incorporated by
                            reference from Morningstar's Annual Report on Form 10-K
                            (No. 0-19075) for the year ended December 31, 1996).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
        *10.13           -- Country Fresh, Inc. 1989 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
        *10.14           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, C.O. Beshears, William P. Brick, Hector M.
                            Nevares and Tracy L. Noll under the 1995 Stock Option and
                            Restricted Stock Plan (incorporated by reference from our
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).
        *10.15           -- Form of Restricted Stock Agreement for Messrs. C.O.
                            Beshears and William P. Brick under the 1995 Stock Option
                            and Restricted Stock Plan (incorporated by reference from
                            our Quarterly Report on Form 10-Q for the quarter ended
                            June 30, 1997, as amended on October 24, 1997 (File No.
                            1-12755)).
        *10.16           -- Form of Stock Option Agreement for Messrs. Gregg L.
                            Engles, William P. Brick, Hector M. Nevares and Tracy L.
                            Noll under the 1997 Stock Option and Restricted Stock
                            Plan (incorporated by reference from our Quarterly Report
                            on Form 10-Q for the quarter ended June 30, 1997, as
                            amended on October 24, 1997 (File No. 1-12755)).
        *10.17           -- Stock Option Agreement dated as of October 13, 1994 among
                            Country Fresh, Inc. and Delton C. Parks under the Country
                            Fresh, Inc. 1989 Stock Option Plan (incorporated by
                            reference from our Annual Report on Form 10-K for the
                            year ended December 31, 1997 (File No. 1-12755)).
         10.18           -- Stockholders Agreement dated July 31, 1997 among us,
                            Franklin Plastics, Peter M. Bernon and Alan J. Bernon
                            (incorporated by reference from our Quarterly Report on
                            Form 10-Q for the quarter ended June 30, 1997, as amended
                            on October 24, 1997 (File No. 1-12755)).
         10.19           -- Agreement and Plan of Merger dated as of September 28,
                            1997 by and among us, SF Acquisition Corp. and The
                            Morningstar Group Inc. (incorporated by reference from
                            our Registration Statement on Form S-4 (File No.
                            333-37869)).
         10.20           -- Agreement and Plan of Merger dated as of January 14, 1998 by and among us, CC Acquisition Corp. and Continental Can
                            Company, Inc. (incorporated by reference from our
                            Registration Statement on Form S-4 (File No. 333-46519)).
         10.21           -- Amended and Restated Declaration of Trust of Suiza
                            Capital Trust, dated as of February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.22           -- Indenture, dated as of February 20, 1998, between us, as
                            Issuer, and Wilmington Trust Company, as Trustee
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.23           -- 5% Convertible Subordinated Debenture due 2018, issued by us to Suiza Capital Trust on February 20, 1998
                            (incorporated by reference from our Current Report on
                            Form 8-K filed on March 9, 1998 (File No. 1-12755)).
         10.24           -- Certificate for Preferred Securities of Suiza Capital
                            Trust, issued to DFA Investment Company on February 20,
                            1998 (incorporated by reference from our Current Report
                            on Form 8-K filed March 9, 1998 (File No. 1-12755)).
         10.25           -- Contribution and Merger Agreement by and among Suiza
                            Foods Corporation, Franklin Plastics, Inc. and
                            affiliates, Vestar Packaging LLC, Reid Plastics Holdings,
                            Inc. and affiliates, Consolidated Container Holdings LLC,
                            Consolidated Container Company LLC and Reid Plastics
                            Group LLC dated as of April 29, 1999, as amended
                            (incorporated by reference from our Current Report on
                            Form 8-K dated July 19, 1999, File No. 1-12755).

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         10.26           -- Amendment No. 1 to Contribution and Merger Agreement
                            dated June 28, 1999 (incorporated by reference from our
                            Current Report on Form 8-K dated July 19, 1999, File No.
                            1-12755).
         10.27           -- Amended and Restated Limited Liability Company Agreement
                            of Consolidated Container Holdings, LLC (incorporated by
                            reference from our Current Report on Form 8-K dated July
                            19, 1999, File No. 1-12755).
         10.28           -- Registration Rights Agreement, dated as of January 1,
                            2000, between Suiza Foods Corporation, Dairy Farmers of
                            America, Inc. and Mid-Am Capital, L.L.C. (incorporated by
                            reference from our Current Report on Form 8-K dated
                            January 11, 2000, File No. 1-12755).
         10.29           -- Credit Agreement dated as of January 4, 2000 among Suiza
                            Fluid Dairy Group, L.P. and Southern Foods Group, L.P. as
                            Borrowers certain domestic subsidiaries of the parent
                            borrower, the Lenders parties thereto, First Union
                            National Bank as Administrative Agent, Bank One, NA as
                            Syndication Agent, Bank of America, N.A. and Fleet
                            National Bank as Co-Documentation Agents and First Union
                            Securities, Inc. and Bank One Capital Market, Inc., as
                            Co-Book Runners (incorporated by reference from our
                            Current Report on Form 8-K dated January 11, 2000, File
                            No. 1-12755).
         10.30           -- Credit Agreement dated as of January 4, 2000 among Suiza
                            Foods Corporation as Borrower, certain domestic
                            subsidiaries of the Borrower as Guarantors, the Lenders
                            parties thereto, First Union National Bank as
                            Administrative Agent, Bank One, NA as Syndication Agent,
                            Bank of America, N.A. and Fleet National Bank as Co-
                            Documentation Agents and First Union Securities, Inc. and
                            Bank One Capital Markets, Inc., as Co-Book Runners
                            (incorporated by reference from our Current Report on
                            Form 8-K dated January 11, 2000, File No. 1-12755).
         10.31           -- Amended and Restated Limited Partnership of Suiza Fluid
                            Dairy Group, L.P. (incorporated by reference from our
                            Current Report on Form 8-K dated January 11, 2000, File
                            No. 1-12755).
        *10.32           -- Form of Severance Agreement for our dairy executive
                            officers (incorporated by reference from our Annual
                            Report on Form 10-K for the year ended December 31,
                            1999).
        *10.33           -- Form of Severance Agreement for certain senior officers
                            (incorporated by reference from our Annual Report on Form
                            10-K for the year ended December 31, 1999).
        *10.34           -- Form of Severance Agreement for certain other officers
                            (incorporated by reference from our Annual Report on Form
                            10-K for the year ended December 31, 1999).
         11              -- Computation of Per Share Earnings (filed with the Annual
                            Report on Form 10-K for the year ended December 31, 1999
                            filed March 16, 2000).
         12              -- Statement re computation of ratios (filed with the Annual
                            Report on Form 10-K for the year ended December 31, 1999
                            filed March 16, 2000).
         21              -- List of Subsidiaries (filed herewith).
         23              -- Consent of Deloitte & Touche LLP (filed herewith).
         27              -- Financial Data Schedule (filed with the Annual Report on
                            Form 10-K for the year ended December 31, 1999 filed
                            March 16, 2000).

---------------

* Management or compensatory contract