Form 10-Q
period 2000-03-31
SUIZA FOODS CORP
filed 2000-05-12
CIK 931336

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 001-12755


                             SUIZA FOODS CORPORATION
           (Exact name of the registrant as specified in its charter)
                         [SUIZA FOODS CORPORATION LOGO]

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

         As of May 8, 2000 the number of shares outstanding of each class of common stock was:

                Common Stock, par value $.01      29,043,256

================================================================================

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.......................................................................   3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations......  17

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk.................................  25

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K...........................................................  27

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                               2000               1999
                                                                                           ------------       ------------
                                                                                           (unaudited)
                                                          Assets
Current assets:
   Cash and cash equivalents ........................................................      $     32,507       $     25,155
   Accounts receivable, net .........................................................           484,674            379,070
   Inventories ......................................................................           190,419            182,321
   Refundable income taxes ..........................................................             5,072              3,514
   Deferred income taxes ............................................................            24,419             27,005
   Prepaid expenses and other current assets ........................................            17,677             22,342
                                                                                           ------------       ------------
   Total current assets .............................................................           754,768            639,407

Property, plant and equipment, net ..................................................           969,607            758,485
Intangible and other assets .........................................................         1,903,924          1,261,030
                                                                                           ------------       ------------

Total ...............................................................................      $  3,628,299       $  2,658,922
                                                                                           ============       ============

                                            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses ............................................      $    571,717       $    441,792
   Income taxes payable .............................................................            12,905             14,654
   Current portion of long-term debt and subsidiary lines of credit .................            24,277             22,671
                                                                                           ------------       ------------
   Total current liabilities ........................................................           608,899            479,117

Long-term debt ......................................................................         1,236,745            689,397
Other long-term liabilities .........................................................            55,499             34,858
Deferred income taxes ...............................................................            50,965             46,323

Mandatorily redeemable convertible trust issued preferred securities ................           583,650            683,505
Minority interest in subsidiaries ...................................................           491,750            141,750

Commitments and contingencies
Stockholders' equity:
   Common stock, 29,015,339 and 29,287,558 shares issued and outstanding ............               290                293
   Additional paid-in capital .......................................................           261,165            275,527
   Retained earnings ................................................................           340,152            314,590
   Accumulated other comprehensive income ...........................................              (816)            (6,438)
                                                                                           ------------       ------------
   Total stockholders' equity .......................................................           600,791            583,972
                                                                                           ------------       ------------

Total ...............................................................................      $  3,628,299       $  2,658,922
                                                                                           ============       ============

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 -------------------------------
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                          (unaudited)
Net sales .................................................................      $  1,394,141       $  1,153,186
Cost of sales .............................................................         1,053,983            920,627
                                                                                 ------------       ------------
Gross profit ..............................................................           340,158            232,559
Operating costs and expenses:
   Selling and distribution ...............................................           200,124            121,855
   General and administrative .............................................            49,261             39,104
   Amortization of intangibles ............................................            12,688              9,924
   Plant closing and other costs ..........................................             1,774                 --
                                                                                 ------------       ------------
   Total operating costs and expenses .....................................           263,847            170,883
                                                                                 ------------       ------------

Operating income ..........................................................            76,311             61,676
Other (income) expense:
   Interest expense, net ..................................................            27,221             15,943
   Financing charges on trust issued preferred securities .................             8,409              9,647
   Equity in earnings of unconsolidated affiliates ........................            (1,869)               (64)
   Other income, net ......................................................              (547)              (443)
                                                                                 ------------       ------------
   Total other (income) expense ...........................................            33,214             25,083
                                                                                 ------------       ------------

Income before income taxes, minority interests and extraordinary gain .....            43,097             36,593
Income taxes ..............................................................            16,179             14,012
Minority interest .........................................................             6,324              1,708
                                                                                 ------------       ------------

Income before extraordinary gain ..........................................            20,594             20,873
Extraordinary gain ........................................................             4,968                 --
                                                                                 ------------       ------------

Net income ................................................................      $     25,562       $     20,873
                                                                                 ============       ============

Average common shares: Basic ..............................................        29,071,467         33,642,148
Average common shares: Diluted ............................................        37,611,472         36,206,652

Basic earnings per common share:
   Income before extraordinary gain  ......................................      $       0.71       $       0.62
   Extraordinary gain .....................................................              0.17                 --
                                                                                 ------------       ------------
   Net income .............................................................      $       0.88       $       0.62
                                                                                 ============       ============

Diluted earnings per common share:
   Income before extraordinary gain .......................................      $       0.69       $       0.60
   Extraordinary gain .....................................................              0.13                 --
                                                                                 ------------       ------------
   Net income .............................................................      $       0.82       $       0.60
                                                                                 ============       ============

           See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                                -------------------------------
                                                                                                    2000               1999
                                                                                                ------------       ------------
                                                                                                          (unaudited)
Cash flows from operating activities:
    Net income ...........................................................................      $     25,562       $     20,873
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................................            37,348             30,683
        Minority interest, before tax effects ............................................            10,925              1,708
        Equity in earnings of unconsolidated affiliates...................................            (1,869)               (64)
        Extraordinary gain ...............................................................            (4,968)
        Deferred income taxes ............................................................             7,204              7,389
        Other, net .......................................................................              (295)             2,655
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ...........................................................             6,005              7,636
           Inventories ...................................................................            (9,511)            (3,308)
           Prepaid expenses and other assets .............................................             7,066                 32
           Accounts payable and other accrued expenses ...................................           (19,403)           (13,196)
           Income taxes ..................................................................            (1,150)             8,725
                                                                                                ------------       ------------
             Net cash provided by operating activities ...................................            56,914             63,133

Cash flows from investing activities:
   Net additions to property, plant and equipment ........................................           (23,924)           (57,149)
   Cash outflows for acquisitions ........................................................          (217,773)           (48,052)
   Net proceeds from divestitures ........................................................            79,363
   Other .................................................................................               513              1,586
                                                                                                ------------       ------------
             Net cash used in investing activities .......................................          (161,821)          (103,615)

Cash flows from financing activities:
   Proceeds from the issuance of debt ....................................................         1,172,555             47,722
   Repayment of debt .....................................................................          (932,443)            (3,745)
   Payment of deferred financing and debt restructuring ..................................           (11,287)
   Issuance of common stock, net of expenses..............................................            10,597                774
   Redemption of trust issued preferred securities .......................................          (100,000)
   Redemption of common stock ............................................................           (27,163)
   Distributions to minority interest ....................................................                               (1,204)
                                                                                                ------------       ------------
             Net cash provided by financing activities ...................................           112,259             43,547
                                                                                                ------------       ------------

Increase in cash and cash equivalents.....................................................             7,352              3,065
Cash and cash equivalents, beginning of period............................................            25,155             54,922
                                                                                                ------------       ------------
Cash and cash equivalents, end of period..................................................      $     32,507       $     57,987
                                                                                                ============       ============


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1. GENERAL

         The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 1999. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the previous year's consolidated financial statements to the current year's classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2000 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 1999 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2000.

2. ACQUISITIONS AND DIVESTITURES

         Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America ("DFA") in which we combined certain of our domestic fluid dairy operations with certain of DFA's operations into a newly formed venture, Suiza Dairy Group. DFA is a large farmers cooperative from which we purchase a significant portion of our raw milk. In connection with this transaction, we issued interests in the joint venture to DFA of approximately $326 million and made cash payments of $110 million, including $100 million to one of Southern Foods' partners and $10 million for acquisition fees and expenses. DFA received a 33.8% ownership interest in Suiza Dairy Group in exchange for the contribution of the operations of Southern Foods Group, which had net sales of approximately $1.3 billion in 1999, and for the contribution of its investments in its other joint ventures with us: Suiza GTL, LLC and Suiza SoCal, LLC. We received a 66.2% ownership interest in Suiza Dairy Group in exchange for the contribution of our domestic fluid dairy operations (excluding our Puerto Rican operations and our Morningstar subsidiary). Our ownership interests as well as DFA's were determined by negotiation between the parties. This transaction was accounted for as an acquisition of Southern Foods using the purchase method of accounting.

         On February 8, 2000 we completed the acquisition of Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia, which had net sales of $209 million for its fiscal year ended August 31, 1999, sells milk and ice cream products in Virginia, Maryland, Pennsylvania, Delaware and the District of Columbia, and ultra-high temperature dairy products across the eastern half of the United States, primarily under the Shenandoah's Pride (R) brand. We funded the portion of the purchase price paid at closing through borrowings under the new Suiza Dairy Group credit facility, discussed in Note 4.

         On February 18, 2000, we purchased a majority interest in Leche Celta, S.A., a Spanish dairy processor with sales of approximately $150 million in 1999. Leche Celta produces primarily ultra-high temperature dairy products from three plants located in northern Spain. We funded approximately $31.5 million of our equity investment through borrowings under our new parent-level senior credit facility discussed in Note 4. We financed the balance of the purchase price paid at closing with a loan obtained from a Spanish lender.

         We also made one other small acquisition of the assets of a water business in January 2000.

         On March 3, 2000, we completed the sale of the stock of our European metal packaging operations that we acquired as part of our acquisition of Continental Can in May 1998. The proceeds of this sale were used to repay borrowings made to fund our equity investment in Leche Celta and for other corporate purposes.

         Effective May 2, 2000, we sold Dixie Union GmbH & Co. KG, a European packaging business that we acquired as part of our acquisition of Continental Can. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Company.

         Our unaudited consolidated results of operations on a pro forma basis for the three months ended March 31, 1999, as if the Southern Foods operations had been acquired as of the beginning of 1999, are as follows:

                                            HISTORICAL          PRO FORMA
                                          ---------------     --------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales .........................      $    1,153,186      $    1,483,790
Net Income ........................              20,873              21,535
Earnings per share:
         Basic ....................      $         0.62      $         0.64
         Diluted ..................                0.60                0.62

         On a pro forma basis, the other 1999 and 2000 acquisitions, net of the sale in 1999 of a majority interest in our U.S. packaging operations and of the sale in March 2000 of our European metal packaging operations, do not have a material pro forma impact on net sales or net income for the three months ended March 31, 1999.

         The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

3. INVENTORIES

                                                           AT MARCH 31,      AT DECEMBER 31,
                                                              2000               1999
                                                          -------------      ------------
                                                                  (IN THOUSANDS)
     Raw materials and supplies.................           $   108,776       $   100,044
     Finished goods.............................                81,643            82,277
                                                           ------------      ------------
          Total.................................           $   190,419       $   182,321
                                                           ============      ============

4. DEBT

                                                         AT MARCH 31,     AT DECEMBER 31,
                                                             2000              1999
                                                        -------------     ---------------
                                                                (IN THOUSANDS)
Senior credit facility ...........................      $         --       $    635,500

Subsidiary debt obligations:
    Suiza Dairy Group credit facility ............         1,155,000                 --
    Lines of credit ..............................            56,551             24,655
    Industrial development revenue bonds .........             9,330              9,330
    Capital lease obligations and other ..........            40,141             42,583
                                                        ------------       ------------
                                                           1,261,022            712,068

Less current portion .............................           (24,277)           (22,671)
                                                        ------------       ------------
    Total ........................................      $  1,236,745       $    689,397
                                                        ============       ============

         Terminated Senior Credit Facility -- In connection with our acquisition of Southern Foods effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities, as described under "Suiza Dairy Group Credit Facility" and "New Parent Credit Facility" below.

         Suiza Dairy Group Credit Facility -- Simultaneous with the closing of the Southern Foods transaction, Suiza Dairy Group entered into a new $1.61 billion credit facility with a group of lenders which expires in January 2005. The Suiza Dairy Group credit facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At closing, Suiza Dairy Group borrowed approximately $1.1 billion under this facility and distributed a portion of the borrowings to DFA and us. We used our portion of the distribution to repay our then existing senior credit facility and certain other obligations.

         New Parent Credit Facility -- Effective January 1, 2000 we also entered into a new parent credit facility, which replaced our then existing senior credit facility. The new facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of March 31, 2000, no funds were borrowed under this facility.

          Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group credit facility and our new parent credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

     o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points for the Suiza Dairy Group credit facility and 0 to 75 basis points on the new parent credit facility, depending on our ratio of defined indebtedness to EBITDA or

     o the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 225 basis points for the Suiza Dairy Group credit facility and 75 to 175 basis points on the new parent credit facility, depending on our ratio of indebtedness to EBITDA (as defined in the agreement).

          The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 8.17% at March 31, 2000. Interest is payable quarterly or at the end of the applicable interest period. In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group credit facility and the new parent credit facility that ranges from 25 to 50 basis points, based on our ratio of indebtedness to EBITDA (as defined in the agreement).

          The Suiza Dairy Group credit facility and our new parent credit facility, both of which mature on January 4, 2005, contain various financial and other restrictive covenants and requirements that Suiza Dairy Group and we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, both facilities require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by capital stock of certain of our subsidiaries.

          Other Subsidiary Debt Obligations -- Other subsidiary debt obligations during the quarter included lines of credit, industrial development revenue bond obligations and other debt obligations of certain subsidiaries.

          Only our foreign subsidiaries have lines of credit separate from the credit facilities described above. We sold our French subsidiary in March of this year and our German subsidiary in May of this year, and terminated the lines of credit associated with these subsidiaries upon completion of the respective sales. In February 2000, we purchased Leche Celta, our Spanish subsidiary, which has an outstanding line of credit. Leche Celta is currently our only foreign subsidiary. Borrowings under these subsidiary lines of credit are generally subject to limitations based on a borrowing base, as defined in the respective agreements, and bear interest generally at floating interest rates determined for each subsidiary. The weighted average interest rate at March 31, 2000 on our subsidiary lines of credit outstanding at the end of the quarter was 5.45%.

          Certain of our subsidiaries have revenue bonds outstanding which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at March 31, 2000, ranged from 4.10% to 4.35%.

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

         In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of May 8, 2000, approximately $43 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The new facility, which is secured by the stock of our Spanish subsidiary, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at March 31, 2000 was 5.69%.

         Southern Foods, which we acquired in January 2000, had $113.8 million principal amount of 9 7/8% senior notes outstanding when we completed our acquisition. As a result of the acquisition, we were required to offer to repurchase these senior notes at 101% of face value. All senior notes were tendered and were redeemed on March 24, 2000.

         Interest Rate Agreements -- We have interest rate derivative agreements in place, including swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility.

         The following table summarizes our various interest rate agreements as of March 31, 2000:

                                                                                  NOTIONAL
                                                                                   AMOUNT
                                                                               --------------
                                                                               (IN THOUSANDS)
     Interest rate swaps with interest rates ranging from 6.03% to 6.14%
     expiring between September 2000 and December 2002.....................       $  435,000
     Interest rate collars with an interest rate range of 6.08% to 7.5%
     expiring between December 2002 and June 2003..........................          100,000

         These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the Suiza Dairy Group credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

5. BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         Prior to the third quarter of 1999, we had two reportable segments including "dairy" and "packaging." As a result of the sale of our U.S. plastic packaging operations effective July 2, 1999, we no longer have a reportable packaging segment under current accounting rules.

         In February 2000 we sold our French packaging subsidiary and in May 2000 we sold our German packaging subsidiary, which was our last remaining packaging operation. In the table below, these two packaging operations are included in "Other" along with our corporate expenses not allocated to a specific segment; all periods presented have been reclassified to conform with this change.

         The accounting policies of our segments were the same as those described in the summary of significant accounting policies set forth in Note 1 to our 1999 consolidated financial statements contained in our 1999 Annual Report on Form 10-K.

         The amounts in the following tables are derived from reports used by our executive management team:

                                               DAIRY           PACKAGING         OTHER             TOTAL
                                            -------------     ------------    -------------    ---------------
FIRST QUARTER 2000 (in 000's)
------------------
Revenues from external customers..........   $ 1,356,033                         $  38,108       $ 1,394,141
Segment operating income..................        79,715                            (3,404)           76,311
Total segment assets......................     3,480,327                           147,972         3,628,299

FIRST QUARTER 1999 (in 000's)
------------------
Revenues from external customers..........   $   977,665        $ 120,173        $  55,348       $  1,153,186
Intersegment revenues.....................         6,857            8,529                              15,386
Segment operating income..................        49,895           16,714           (4,933)            61,676
Total segment assets......................     2,199,566          589,929          291,705          3,081,200


         Geographic information for the three months ended March 31 (in 000's):

                                             REVENUES                    LONG-LIVED ASSETS
                                    --------------------------      --------------------------
                                       2000            1999            2000            1999
                                    ----------      ----------      ----------      ----------
United States ................      $1,281,209      $1,038,365      $2,625,149      $2,071,390
Puerto Rico ..................          57,859          59,793         122,802         122,573
Europe .......................          55,073          55,028         125,079          85,428
                                    ----------      ----------      ----------      ----------
Total ........................      $1,394,141      $1,153,186      $2,873,030      $2,279,391
                                    ==========      ==========      ==========      ==========

         We have no single customer which represents greater than ten percent of our consolidated revenues.

6. COMPREHENSIVE INCOME

         Comprehensive income comprises net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $31.2 million for the three-month period ending

 March 31, 2000. Activity in accumulated other comprehensive income and the amount of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2000 are included below.

                                                      PRE-TAX INCOME     TAX BENEFIT
                                                          (LOSS)          (EXPENSE)       NET AMOUNT
                                                        ----------       ----------       ----------
Accumulated other comprehensive income,
December 31, 1999 ................................      $  (11,152)      $    4,714       $   (6,438)
Cumulative translation adjustments:
         Cumulative translation
         adjustment arising during period ........            (432)             169             (263)
         Less: Reclassification
         adjustment for loss realized
         during period ...........................           9,674           (3,789)           5,885
                                                        ----------       ----------       ----------
Accumulated other comprehensive income,
March 31, 2000 ...................................      $   (1,910)      $    1,094       $     (816)
                                                        ==========       ==========       ==========

7. STOCKHOLDERS' EQUITY

         On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. On September 28, 1999 the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through March 31, 2000.

                                       NUMBER OF SHARES      PURCHASE
       PERIOD                            REPURCHASED          PRICE
       ------                            -----------       ------------
                                                           (in millions)
Third Quarter 1998 ................         1,000,000      $       30.4
Fourth Quarter 1998 ...............           510,400              15.6
Second Quarter 1999 ...............            79,700               3.0
Third Quarter 1999 ................         1,850,515              66.7
Fourth Quarter 1999 ...............         3,486,508             128.4
First Quarter 2000 ................           688,800              27.2
                                         ------------      ------------
    Total .........................         7,615,923      $      271.3
                                         ============      ============

         These repurchased shares were treated as retired in the consolidated financial statements.

8. PLANT CLOSING COSTS

         Plant closing costs -- During the first quarter of 2000, as part of an overall integration and cost reduction strategy, we recorded plant closing expenses of $1.8 million related to our Hartford, Connecticut plant. These cash charges relate to severance costs and plant shutdown expenses.

         This strategy is a continuation of our integration and cost reduction program implemented during 1999. The principal components of the plans approved during 1999 and 2000 to date include the following:

    o Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans include an overall reduction of 324 people, primarily plant employees associated with the plant closings and rationalization. The costs related to each plan were charged to our earnings in the period that the plan was established in detail and employee severance and benefits were appropriately communicated. All except 15 employees had been terminated as of March 31, 2000.

    o Shutdown costs include those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

    o Write-downs of property, plant and equipment and other assets are primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

         Activity during the three months ended March 31, 2000 with respect to the plant closing costs is summarized below:

                                                  BEGINNING                                   ENDING
                                                   RESERVE                                    RESERVE
                                                   BALANCE       CHARGES       PAYMENTS       BALANCE
                                                   --------      --------      --------       --------
                                                                    (IN THOUSANDS)
Cash Charges:
    Workforce reduction costs ...............      $  3,073      $  1,025      $ (2,264)      $  1,834
    Shutdown costs ..........................           468           564          (304)           728
    Lease obligations after shutdown ........           438            95          (100)           433
    Other ...................................            40            90           (41)            89
                                                   --------      --------      --------       --------
Total .......................................      $  4,019      $  1,774      $ (2,709)      $  3,084
                                                   ========      ========      ========       ========


         There have not been significant adjustments to the plan and the majority of future cash requirements to reduce the liability are expected to be completed in 2000. However, there are continuing cash payments under one severance agreement that will be made into the first quarter of 2001.

         Acquired facility closing costs -- As a part of our purchase price allocations, we accrued costs in 1999 pursuant to plans to exit certain activities and operations in order to rationalize production and reduce costs and inefficiencies. Two plants were closed in connection with the acquisition of Broughton Foods, and two plants in our northeastern U.S. region were also closed in connection with our Nature's Best and New England Dairies acquisitions. The production from these plants was moved to our other facilities. In connection with our acquisition of Southern Foods, effective January 1, 2000, we approved a plan to close one of Southern Foods' plants and to consolidate the plant's production into another plant. As part of our purchase price allocation, an acquisition accrual of $1.1 million was established for this plant closing.

         The principal components of the plans included the following:

    o Workforce reduction as a result of plant closings included an overall reduction of 377 plant personnel. The costs incurred were charged against our acquisition liabilities for these costs. All except 46 employees had been terminated as of March 31, 2000.

    o Shutdown costs include those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

         Activity during the three months ended March 31, 2000 with respect to these acquisition liabilities is summarized below:

                                        BEGINNING                                    ENDING
                                         RESERVE                                     RESERVE
                                         BALANCE       CHARGES        PAYMENTS       BALANCE
                                         --------      --------       --------       --------
                                                           (IN THOUSANDS)
Cash Charges:
    Workforce reduction costs .....      $    624           507       $   (258)      $    873
    Shutdown costs ................           332           641            (88)           885
                                         --------      --------       --------       --------
Total .............................      $    956      $  1,148       $   (346)      $  1,758
                                         ========      ========       ========       ========

9. SUBSEQUENT EVENTS

         During the second quarter of this year, through May 8, 2000, we have repurchased 127,600 shares of our common stock for a total purchase price of approximately $5.0 million pursuant to an open market share repurchase program authorized by our Board of Directors. See Note 7 above. As of May 8, 2000, $23.7 million remains available for spending under this program.

         Effective May 2, 2000, we sold Dixie Union GmbH & Co. KG, a European packaging business that we acquired as part of our acquisition of Continental Can in May 1998. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese and yogurt. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee, and have a 43.1% interest in Consolidated Container Company, one of the largest rigid plastic container manufacturers in the United States.

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales (dollars in thousands):


                                                                THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------------------------------
                                                              2000                            1999
                                                   --------------------------       --------------------------
                                                                     % OF                              % OF
                                                    DOLLARS        NET SALES         DOLLARS         NET SALES
                                                   ----------      ----------       ----------      ----------
Net sales ...................................      $1,394,141           100.0%      $1,153,186           100.0%
Cost of sales ...............................       1,053,983            75.6          920,627            79.8
                                                   ----------      ----------       ----------      ----------
Gross profit ................................         340,158            24.4          232,559            20.2

Operating expenses:
     Selling and distribution ...............         200,124            14.4          121,855            10.6
     General and administrative .............          49,261             3.5           39,104             3.4
     Amortization of intangibles ............          12,688             0.9            9,924             0.9
     Plant closing and other costs ..........           1,774             0.1                              0.0
                                                   ----------      ----------       ----------      ----------
Total operating expenses ....................         263,847            18.9          170,883            14.9
                                                   ----------      ----------       ----------      ----------
Total operating income ......................      $   76,311             5.5%      $   61,676             5.3%
                                                   ==========      ==========       ==========      ==========

         On July 2, 1999 we sold our U.S. packaging operations to Consolidated Container Company, in exchange for cash and a 43.1% interest in Consolidated Container. We account for our investment in Consolidated Container under the equity method of accounting. As a result, the sales and operating expenses of Consolidated Container for the three months ended March 31, 2000 are no longer included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

         Net Sales -- Net sales increased by $241 million or 20.9% to $1.39 billion in the first quarter of 2000 from $1.15 billion in the first quarter of 1999. Excluding $120 million in revenues recorded by our U.S. packaging operations in the first quarter of 1999, sales increased $361 million or 35.0%. Acquisitions completed in 1999 and 2000 contributed an additional $438 million in sales, while a significant reduction in raw milk costs lowered per gallon revenues, resulting in a decrease in total revenues of approximately $80 million.

         Cost of Sales -- Our cost of sales ratio was 75.6% in the first quarter of 2000 compared to 79.8% in the same period in 1999. If U.S. packaging operations are excluded, the cost of sales ratio was 80.5% in the first quarter of 1999. This ratio improved during the first quarter of 2000 due to lower raw material costs and lower cost of sales ratios at newly acquired companies.

         Operating Costs and Expenses -- Our operating expense ratio was 18.9% in the first quarter of 2000 compared to 14.9% in the first quarter of 1999. This ratio increased due to

         o higher distribution costs in newly acquired businesses having extensive direct store delivery routes in rural areas,

         o marketing expenses for new products introduced in the first part of 2000,

         o    increased distribution costs because of higher fuel costs, and

         o    plant closing costs incurred in the first quarter of 2000.

         Operating Income -- Operating income in the first quarter of 2000 was $76.3 million, an increase of 23.7% from first quarter 1999 operating income of $61.7 million. Our operating income margin increased to 5.5% in the first quarter of 2000 from 5.3% in the comparable period of 1999. Excluding operating income of $16.7 million generated by our U.S. packaging operations in the first quarter 1999, our operating income in 2000 increased $31.3 million or 69.7%. This increase is due to a significant reduction in raw milk costs and to higher margins at companies acquired in 2000, partly offset by higher operating expenses.

         Other (Income) Expense -- Interest expense increased to $27.2 million in the first quarter of 2000 from $15.9 million in 1999 due to increased levels of debt used to finance acquisitions and to higher interest rates. Financing charges on preferred securities decreased to $8.4 million in the first quarter of 2000 from $9.6 million in 1999, reflecting the redemption of $100 million of 5.0% preferred securities held by Dairy Farmers of America in connection with the Southern Foods transaction.

         Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container Company, amounted to $1.9 million in the first quarter of 2000.

         Income Taxes -- Income tax expense was recorded at an effective rate of 37.5% in the first quarter of 2000 compared to 38.3% during the first quarter of 1999. This decrease was a result of the sale of our U.S. packaging operations, which had a higher effective tax rate than our dairy operations, and of certain tax saving initiatives implemented during the fourth quarter of 1999 and the first quarter of 2000.

         Minority Interest -- Minority interest expense increased to $6.3 million in the first quarter of 2000 from $1.7 million in 1999. Effective January 1, 2000 we entered into a joint venture with DFA into which we contributed our domestic fluid dairy operations and DFA contributed the operations of Southern Foods Group. DFA received a 33.8% ownership interest which is shown as a minority interest on our consolidated financial statements. For more information, please see Note 2 to the Consolidated Financial Statements. In the first quarter of 1999, minority interest expense consisted primarily of DFA's ownership interests in two smaller joint ventures: Suiza GTL LLC and Land-O-Sun LLC.

         Extraordinary Gain -- During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

         o A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to market, and

         o A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred finance costs.

RECENT DEVELOPMENTS

         Completed Acquisitions

         We have completed four acquisitions since January 1, 2000, including:

         o Southern Foods (January 2000). Southern Foods Group, the third largest dairy processor in the United States, had 30 plants in 12 states at the time of our acquisition and net sales of approximately $1.3 billion in 1999. We acquired Southern Foods Group pursuant to a joint venture with Dairy Farmers of America.

         o Valley of Virginia (February 2000). Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield and Mr. Crawford, Virginia, had net sales of approximately $209 million in 1999.

         o Leche Celta (February 2000). Leche Celta, the fourth largest dairy processor in Spain, had net sales of approximately $150 million in 1999. Leche Celta has three plants located in the Galicia and Cantabria regions of Spain, and produces primarily ultra-high temperature dairy products. We acquired a majority interest in this business.

         We also made one other small acquisition of the assets of a water business in January 2000.

         Sale of Our European Packaging Operations

         On March 3, 2000, we sold Ferembal S.A., our French packaging subsidiary, and effective May 2, 2000, we sold Dixie Union GmbH & Co. KG, our German packaging subsidiary. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Company.

         Other Events

         Our Board of Directors has authorized an open market share repurchase program of up to $300 million of our common stock. Between January 1, 2000 and May 8, 2000 we repurchased 816,400 shares of our common stock for a total purchase price of $32.2 million. For more information about our stock repurchase program, please see Note 7 to our Consolidated Financial Statements contained in this report.

         In February of this year, we entered into a long-term supply agreement to provide The Stop & Shop Supermarket Company, one of the largest grocery store operators in New England, with all of its private-label milk and related dairy products in New England and parts of New York. We expect this agreement to become effective during the second quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had total stockholders' equity of $600.8 million, total indebtedness of $1,261.0 million (including long-term debt and the current portion of long-term debt) and $583.7 million of mandatorily redeemable convertible trust issued preferred securities. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

         Cash Flow

         Net cash provided by operating activities was $56.9 million for the first quarter of 2000 as contrasted to $63.1 million for the first quarter of 1999. This decrease was primarily due to the use of cash to fund a change in working capital. Investing activities in the first quarter of 2000 included approximately $23.9 million in capital expenditures and $217.8 million of cash paid for acquisitions, partly offset by $79.4 million in net proceeds from divestitures.

         Current Debt Obligations

         In connection with our acquisition of Southern Foods effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities. For more information about this transaction, please see Note 4 to our Consolidated Financial Statements contained in this report.

         At March 31, 2000 the Suiza Dairy Group had outstanding borrowings of $1.155 billion under its credit facility. In addition, $19.2 million of letters of credit secured by the Suiza Dairy Group credit facility were issued but undrawn. As of March 31, 2000, up to $435.8 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement.

         At March 31, 2000 we had no debt outstanding under our parent-level senior credit facility; however $14.6 million of letters of credit secured by that facility were issued but undrawn. At March 31, 2000 approximately $285.4 million was available for future borrowing under the parent-level senior credit facility.

         As of May 5, 2000 the outstanding balance on Suiza Dairy Group's senior credit facility was approximately $1.165 billion, and $20.9 million of letters of credit secured by this senior credit facility were issued but undrawn. On the same date, there was no debt outstanding under our parent-level senior credit facility, and $14.6 million of letters of credit secured by that facility were issued but undrawn.

         Future Capital Requirements

         We intend to spend a total of approximately $140 million in capital expenditures for our existing manufacturing facilities and distribution capabilities during 2000, of which $24 million has been spent to date. We expect to fund these capital expenditures using cash flow from operations. Upon closing of our long-term supply agreement with The Stop & Shop Supermarket Company and related transactions, which we expect to be during the second quarter of this year, we will be required to make payments to Stop & Shop totaling approximately $50 million. We expect to fund these payments out of cash flow from operations and borrowings under our Suiza Dairy Group credit facility.

         We expect that cash flow from operations will be sufficient to meet our ordinary requirements for our existing businesses for the remainder of 2000 and for the foreseeable future. In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Pursuant to our agreement with Dairy Farmers of America, any acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group except in certain unusual circumstances. Therefore, any such acquisitions will be funded under the Suiza Dairy Group senior credit facility or through other types of debt and/or equity financing. Working capital requirements for Suiza Dairy Group and its subsidiaries not satisfied by cash flow from operations will also be funded through this facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through the parent senior credit facility or through other types of debt and/or equity financing. We believe that we have the ability to secure adequate financing for all of our future capital requirements.

KNOWN TRENDS AND UNCERTAINTIES

         Trends in Tax Rates

         Our 1999 tax rate was approximately 39.1%. We believe that our effective tax rate will range from 37% to 40% for the next several years. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations, which will phase out over the next few years. Any additional acquisitions could change this effective tax rate.

         Rationalization Activities

         As a result of our rapid growth in recent years, we have many opportunities to lower costs and become more efficient in our operations by rationalizing our assets and work force. As we continue to pursue these opportunities, we may incur costs or other charges related to these rationalization activities. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations.

RISK FACTORS

         This report contains certain statements about our future that are not statements of historical fact. These statements are found in the portions of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

         We May Have Difficulties Managing Our Growth

         We have expanded our operations rapidly in recent years. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including

         o inability on our part to successfully integrate or operate acquired businesses,

         o    inability to retain key customers of acquired businesses, and

         o inability to realize or delays in realizing expected benefits from our increased size.

The integration of businesses we have acquired or may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the integration of the businesses we have acquired, our operations and financial results could be affected, both materially and adversely.

         Our Failure to Successfully Compete Could Adversely Affect Our Prospects and Financial Results

         Our business is subject to significant competition. If we fail to successfully compete against our competitors, our business will be adversely affected.

         Significant consolidation is currently underway in the supermarket industry. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. Competition in the dairy industry is based on a number of factors and, as the consolidation of the grocery industry continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to our future growth, as demand tends to be relatively flat in our industry. Moreover, as our customers become larger, they will have significantly greater purchasing leverage, and may force dairy prices and margins significantly lower than current levels.

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

         As a manufacturer and distributor of food products, we are also subject to federal, state and local laws and regulations relating to

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

         We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

         As of March 31, 2000, we had substantial debt and other financial obligations, including

         o $1.155 billion of borrowings under the Suiza Dairy Group credit facility, and

         o    $583.7 million of 5.5% preferred securities.

         Those amounts compare to our stockholders' equity of $600.8 million as of March 31, 2000.

         As of March 31, 2000, up to $435.8 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $285.4 million was available for borrowing under the parent level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and related debt service obligations

         o limit our ability to obtain additional financing in the future without obtaining prior consent,

         o require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes,

         o may limit our flexibility in planning for, or reacting to, changes in our business and market conditions, and

         o    impose on us additional financial and operational restrictions.

        Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under these facilities. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies.

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

         o    remediation expenses,

         o    negative publicity,

         o    temporary plant closings, and

         o    substantial costs of compliance.

         Any of these events could have a material and adverse effect on our financial condition.

         Our Foreign Operations Bring Added Risk

         In February of this year, we purchased a majority interest in a Spanish dairy processor. We have little experience in managing businesses in Europe, and no experience with managing a European dairy operation. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Moreover, conducting operations in Europe involves risks and uncertainties not present in the U.S. as a result of governmental and economic conditions being generally less stable than in the United States. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in foreign currencies. Currently, our most significant foreign currency exposure relates to the Spanish peseta and the euro. Any substantial devaluation of any of these currencies could have a material adverse effect on our financial condition and results of operations.

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

         Environmental Regulations Could Result in Charges or Increase Our Costs of Doing Business

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         We have interest rate derivative agreements in place, including swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility.

         The following table summarizes our various interest rate agreements as of March 31, 2000:

   TYPE             INTEREST RATE LIMITS   NOTIONAL AMOUNTS   EXPIRATION DATE
   ----             --------------------   ----------------   ---------------
   Swaps ...........    6.03% to 6.14%      $ 60.0 million     September 2000
                                             100.0 million      December 2000
                                             250.0 million      December 2002
                                              25.0 million      December 2003
   Collars .........   6.08% and 7.50%       100.0 million      December 2002
                                                                 To June 2003

         These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the Suiza Dairy Group credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

         A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2000, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

         We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the Spanish peseta and the euro. Potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         11       Statement re computation of per share earnings.

         27       Financial Data Schedules

(b) Reports on Form 8-K and 8-K/A

         o We filed a Current Report on Form 8-K on January 11, 2000, as amended by Forms 8-K/A on March 20 and March 22, 2000, in connection with the completion of our acquisition of Southern Foods Group, L.P.

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

Date: May 11, 2000

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                          DESCRIPTION
   ------                          -----------
     11         Statement re computation of per share earnings

     27         Financial Data Schedules