Form 10-Q
period 2000-06-30
SUIZA FOODS CORP
filed 2000-08-11
CIK 931336

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes [X] No [ ]

     As of August 7, 2000 the number of shares outstanding of each class of common stock was:

                 Common Stock, par value $.01       27,847,234
================================================================================

                                TABLE OF CONTENTS


                                                                                                                         Page
                                                                                                                         ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.................................................................................     3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................    16

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................    25

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders..................................................    27

         Item 6 - Exhibits and Reports on Form 8-K.....................................................................    27

                         PART I - FINANCIAL INFORMATION


          ITEM 1. FINANCIAL STATEMENTS


                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         2000             1999
                                                                                     -----------      -----------
                                                                                     (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents ...................................................     $    69,304      $    25,155
   Accounts receivable, net ....................................................         476,353          379,070
   Inventories .................................................................         173,656          182,321
   Refundable income taxes .....................................................           5,072            3,514
   Deferred income taxes .......................................................          25,469           27,005
   Prepaid expenses and other current assets ...................................          17,784           22,342
                                                                                     -----------      -----------
   Total current assets ........................................................         767,638          639,407

Property, plant and equipment, net .............................................         985,313          758,485
Intangible and other assets ....................................................       1,923,283        1,261,030
                                                                                     -----------      -----------

Total ..........................................................................     $ 3,676,234      $ 2,658,922
                                                                                     ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .......................................     $   557,584      $   441,792
   Income taxes payable ........................................................           1,209           14,654
   Current portion of long-term debt and subsidiary lines of credit ............          64,510           22,671
                                                                                     -----------      -----------
   Total current liabilities ...................................................         623,303          479,117

Long-term debt .................................................................       1,279,860          689,397
Other long-term liabilities ....................................................          24,907           34,858
Deferred income taxes ..........................................................          63,112           46,323

Mandatorily redeemable convertible trust issued preferred securities ...........         583,796          683,505
Minority interest in subsidiaries ..............................................         497,824          141,750

Commitments and contingencies
Stockholders' equity:
   Common stock, 28,503,142 and 29,287,558 shares issued and outstanding .......             284              293
   Additional paid-in capital ..................................................         230,556          275,527
   Retained earnings ...........................................................         373,685          314,590
   Accumulated other comprehensive income ......................................          (1,093)          (6,438)
                                                                                     -----------      -----------
   Total stockholders' equity ..................................................         603,432          583,972
                                                                                     -----------      -----------

Total ..........................................................................     $ 3,676,234      $ 2,658,922
                                                                                     ===========      ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    JUNE 30,                      JUNE 30,
                                                                           ---------------------------   --------------------------
                                                                               2000           1999           2000          1999
                                                                           ------------   ------------   ------------   -----------
                                                                                 (Dollars in thousands, except per share data)
Net sales ...............................................................  $  1,434,354   $  1,118,844   $  2,828,495   $ 2,272,030
Cost of sales ...........................................................     1,074,136        855,895      2,128,118     1,776,522
                                                                           ------------   ------------   ------------   -----------
Gross profit ............................................................       360,218        262,949        700,377       495,508
Operating costs and expenses:
   Selling and distribution .............................................       199,803        124,332        399,927       246,188
   General and administrative ...........................................        42,939         41,733         92,200        80,837
   Amortization of intangibles ..........................................        12,970         10,054         25,658        19,977
   Plant closing and other costs ........................................         1,190          4,671          2,964         4,671
                                                                           ------------   ------------   ------------   -----------
   Total operating costs and expenses ...................................       256,902        180,790        520,749       351,673
                                                                           ------------   ------------   ------------   -----------

Operating income ........................................................       103,316         82,159        179,628       143,835
Other (income) expense:
   Interest expense, net ................................................        26,914         15,235         54,135        31,178
   Financing charges on trust issued preferred securities ...............         8,395          9,646         16,805        19,293
   Equity in earnings of unconsolidated affiliates ......................        (3,535)           (92)        (5,404)         (156)
   Other (income) expense, net ..........................................          (528)           498         (1,075)           55
                                                                           ------------   ------------   ------------   -----------
   Total other (income) expense .........................................        31,246         25,287         64,461        50,370
                                                                           ------------   ------------   ------------   -----------
Income before income taxes, minority interests and extraordinary gain ...        72,070         56,872        115,167        93,465
Income taxes ............................................................        27,700         22,092         43,879        36,103
Minority interest in earnings ...........................................        10,837          2,633         17,161         4,342
                                                                           ------------   ------------   ------------   -----------
Income before extraordinary gain ........................................        33,533         32,147         54,127        53,020
Extraordinary gain ......................................................            --             --          4,968            --
                                                                           ------------   ------------   ------------   -----------
Net income ..............................................................  $     33,533   $     32,147   $     59,095   $    53,020
                                                                           ============   ============   ============   ===========
Average common shares: Basic ............................................    28,896,573     33,730,348     28,984,020    33,686,492
Average common shares: Diluted ..........................................    37,322,452     43,805,753     37,470,275    43,845,578

Basic earnings per common share:
   Income before extraordinary gain .....................................  $       1.16   $       0.95   $       1.87   $      1.57
   Extraordinary gain ...................................................            --             --            .17            --
                                                                           ------------   ------------   ------------   -----------
   Net income ...........................................................  $       1.16   $       0.95   $       2.04   $      1.57
                                                                           ============   ============   ============   ===========

Diluted earnings per common share:
   Income before extraordinary gain .....................................  $       1.04   $       0.87   $       1.73   $      1.48
   Extraordinary gain ...................................................            --             --            .13            --
                                                                           ------------   ------------   ------------   -----------
   Net income ...........................................................  $       1.04   $       0.87   $       1.86   $      1.48
                                                                           ============   ============   ============   ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                    ----------------------------
                                                                                                        2000             1999
                                                                                                    -----------      -----------
                                                                                                       (Dollars in thousands)
Cash flows from operating activities:
    Net income ................................................................................     $    59,095      $    53,020
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .........................................................          76,061           63,202
        Minority interest, before tax effects .................................................          28,871            6,416
        Equity in earnings of unconsolidated affiliates .......................................          (5,404)            (156)
        Extraordinary gain ....................................................................          (4,968)              --
        Deferred income taxes .................................................................          18,336           15,235
        Other, net ............................................................................            (971)           5,902
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ................................................................             528           38,792
           Inventories ........................................................................          (8,545)          (3,221)
           Prepaid expenses and other assets ..................................................          10,169           (6,574)
           Accounts payable and other accrued expenses ........................................         (42,225)         (65,316)
           Income taxes .......................................................................          (7,993)          17,547
                                                                                                    -----------      -----------
             Net cash provided by operating activities ........................................         122,954          124,847

Cash flows from investing activities:
   Net additions to property, plant and equipment .............................................         (55,378)        (104,758)
   Cash outflows for acquisitions .............................................................        (270,131)        (147,230)
   Net proceeds from divestitures .............................................................          89,037            6,795
   Other ......................................................................................           1,139           (2,051)
                                                                                                    -----------      -----------
             Net cash used in investing activities ............................................        (235,333)        (247,244)

Cash flows from financing activities:
   Proceeds from the issuance of debt .........................................................       1,265,908          105,787
   Repayment of debt ..........................................................................        (941,800)          (5,107)
   Payment of deferred financing and debt restructuring .......................................         (11,287)              --
   Issuance of  common stock, net of expenses .................................................          17,852            2,123
   Redemption of trust issued preferred securities ............................................        (100,000)              --
   Redemption of common stock .................................................................         (69,386)          (2,975)
   Proceeds from issuance of minority interest ................................................              --            8,983
   Distributions to minority interest .........................................................          (4,759)          (1,204)
                                                                                                    -----------      -----------
             Net cash provided by financing activities ........................................         156,528          107,607
                                                                                                    -----------      -----------

Increase (decrease) in cash and cash equivalents ..............................................          44,149          (14,790)
Cash and cash equivalents, beginning of period ................................................          25,155           54,922
                                                                                                    -----------      -----------
Cash and cash equivalents, end of period ......................................................     $    69,304      $    40,132
                                                                                                    ===========      ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   GENERAL

     The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 1999. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the previous year's consolidated financial statements to the current year's classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2000 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 1999 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2000.

2.   ACQUISITIONS AND DIVESTITURES

     Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America ("DFA") in which we combined certain of our domestic fluid dairy operations with certain of DFA's operations into a newly formed venture, Suiza Dairy Group, L.P. DFA is a large farmers' cooperative from which we purchase a significant portion of our raw milk. In connection with this transaction, we issued interests in the joint venture to DFA of approximately $326 million and made cash payments of $110 million, including $100 million to one of Southern Foods' partners and $10 million for acquisition fees and expenses. DFA received a 33.8% ownership interest in Suiza Dairy Group in exchange for the contribution of the operations of Southern Foods Group, which had net sales of approximately $1.3 billion in 1999, and for the contribution of its investments in its other joint ventures with us: Suiza GTL, LLC and Suiza SoCal, LLC. We received a 66.2% ownership interest in Suiza Dairy Group in exchange for the contribution of our domestic fluid dairy operations (excluding our Puerto Rican operations and our Morningstar subsidiary). Our ownership interests as well as DFA's were determined by negotiation between the parties. This transaction was accounted for as an acquisition of Southern Foods using the purchase method of accounting.

     On February 8, 2000 we completed the acquisition of the dairy business of Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia, which had net sales of $209 million for its fiscal year ended August 31, 1999, sells milk and ice cream products in Virginia, Maryland, Pennsylvania, Delaware and the District of Columbia, and ultra-high temperature dairy products across the eastern half of the United States, primarily under the Shenandoah's Pride(R) brand. We funded the portion of the purchase price paid at closing through borrowings under the new Suiza Dairy Group credit facility, discussed in Note 4.

     On February 18, 2000 we purchased a majority interest in Leche Celta, S.A., a Spanish dairy processor with sales of approximately $150 million in 1999. Leche Celta produces primarily ultra-high temperature dairy products from three plants located in northern Spain. We funded approximately $31.5 million of our equity investment through borrowings under our new parent-level senior credit facility discussed in Note 4. We financed the balance of the purchase price paid at closing with a loan obtained from a Spanish lender, as discussed in Note 4.

     We also made one other small acquisition of the assets of a water business in January 2000.

     On March 3, 2000 we completed the sale of our European metal packaging operations that we acquired as part of our acquisition of Continental Can in May 1998. The proceeds of this sale were used to repay borrowings made to fund our equity investment in Leche Celta and for other corporate purposes.

     Effective May 2, 2000 we sold Dixie Union GmbH & Co. KG, a European packaging business that we acquired as part of our acquisition of Continental Can. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Company.

     Our unaudited consolidated results of operations on a pro forma basis for the three- and six-month periods ended June 30, 1999, as if the Southern Foods operations had been acquired as of the beginning of 1999, are as follows:

                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                 JUNE 30, 1999                   JUNE 30, 1999
                          -------------------------        --------------------------
                          HISTORICAL      PRO FORMA        HISTORICAL       PRO FORMA
                          ----------      ---------        ----------       ---------
                                     (in thousands, except per share data)
Net Sales ........        1,118,844        1,421,257        2,272,030        2,905,047
Net Income .......           32,147           32,465           53,020           54,000
Earnings per share
     Basic .......             0.95             0.96             1.57             1.60
     Diluted .....             0.87             0.89             1.48             1.52

     On a pro forma basis, our other 1999 and 2000 acquisitions, net of the sale in 1999 of a majority interest in our U.S. packaging operations and the sale in 2000 of our European packaging operations, do not have a material pro forma impact on net sales or net income for the three- or six-month periods ended June 30, 1999.

     The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

3.   INVENTORIES

                                        AT JUNE 30,     AT DECEMBER 31,
                                           2000              1999
                                        -----------     ---------------
                                               (in thousands)
Raw materials and supplies .........     $ 96,173          $100,044
Finished goods .....................       77,483            82,277
                                         --------          --------
     Total .........................     $173,656          $182,321
                                         ========          ========

4.   DEBT

                                                       AT JUNE 30,     AT DECEMBER 31,
                                                           2000             1999
                                                       -----------     ---------------
                                                             (in thousands)
Parent senior credit facility ....................     $        --      $   635,500
Subsidiary debt obligations:
    Suiza Dairy Group credit facility ............       1,095,000               --
    Receivable-backed loan .......................         150,000               --
    Foreign subsidiary term loan .................          41,000               --
    Other lines of credit ........................           5,491           24,655
    Industrial development revenue bonds .........           9,330            9,330
    Capital lease obligations and other ..........          43,549           42,583
                                                       -----------      -----------
                                                         1,344,370          712,068

Less current portion .............................         (64,510)         (22,671)
                                                       -----------      -----------
    Total ........................................       1,279,860      $   689,397
                                                       ===========      ===========

          Terminated Senior Credit Facility -- In connection with our acquisition of Southern Foods effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities, as described under "New Parent Credit Facility" and "Suiza Dairy Group Credit Facility" below.

          New Parent Credit Facility -- Effective January 1, 2000 we entered into a new parent credit facility, which replaced our then existing senior credit facility. The new facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of June 30, 2000, no funds were borrowed under this facility. See "Credit Facility Terms" below for a description of the terms of the new parent credit facility.

          Suiza Dairy Group Credit Facility -- Simultaneous with the closing of the Southern Foods transaction, Suiza Dairy Group entered into a new $1.61 billion credit facility with a group of lenders which expires in January 2005. The Suiza Dairy Group credit facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At closing, Suiza Dairy Group borrowed approximately $1.1 billion under this facility and distributed a portion of the borrowings to DFA and us. We used our portion of the distribution to repay our then existing senior credit facility and certain other obligations. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group credit facility.

          Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group credit facility and our new parent credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

     o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points for the Suiza Dairy Group credit facility and 0 to 75 basis points on the new parent credit facility, depending on our ratio of defined indebtedness to EBITDA or

     o the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage (as defined in the agreement), plus a margin that varies from 125 to 225 basis points for the Suiza Dairy Group credit facility and 75 to 175 basis points on the new parent credit facility, depending on our ratio of indebtedness to EBITDA (as defined in the agreement).

          The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 8.50% at June 30, 2000. Interest is payable quarterly or at the end of the applicable interest period. In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group credit facility and the new parent credit facility that ranges from 25 to 50 basis points, based on our ratio of indebtedness to EBITDA (as defined in the agreement).

          The Suiza Dairy Group credit facility and our new parent credit facility, both of which mature on January 4, 2005, contain various financial and other restrictive covenants and requirements that Suiza Dairy Group and we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, both facilities require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by the capital stock of certain of our subsidiaries.

     Receivable-Backed Loan -- On June 30, 2000 we completed a securitization of certain subsidiary accounts receivable for $150 million. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. The $150 million in proceeds were distributed to Suiza Dairy Group and our Morningstar subsidiary. Suiza Dairy Group used their proceeds to pay down higher cost borrowings under their credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at June 30, 2000 was 7.15%.

     Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of August 7, 2000, approximately $38.2 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at June 30, 2000 was 6.75%.

     Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with a currently outstanding line of credit separate from the credit facilities described above. Leche Celta's existing line of credit, which is in the principal amount of 2.5 billion pesetas (as of August 7, 2000, approximately $13.6 million), was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by the stock of Leche Celta and will expire in June 2007. The interest rate on the pre-existing line of credit was 4.75% at June 30, 2000. Our French and German subsidiaries, which we sold in March and May 2000, respectively, also had lines of credit. Those lines of credit were terminated upon completion of the divestitures.

     Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at June 30, 2000, ranged from 4.95% to 5.15%.

     Other Subsidiary Debt -- Other subsidiary debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

     Southern Foods, which we acquired in January 2000, had $113.8 million principal amount of 9 7/8% senior notes outstanding when we completed our acquisition. As a result of the acquisition, we were required to offer to repurchase these senior notes at 101% of face value. All senior notes were tendered and were redeemed on March 24, 2000.

     Interest Rate Agreements -- We have interest rate derivative agreements in place, including interest rate swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility.

     The following table summarizes our various interest rate agreements as of June 30, 2000:

                                                                         NOTIONAL
                                                                          AMOUNT
                                                                      --------------
                                                                      (in thousands)
Interest rate swaps with interest rates ranging from 6.03% to 6.14%
expiring between September 2000 and December 2003 .................     $435,000
Interest rate collars with an interest rate range of 6.08% to 7.50%
expiring between December 2002 and June 2003 ......................      100,000

     These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

     These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write-off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

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

5.   BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Prior to the third quarter of 1999, we had two reportable segments including "dairy" and "packaging". As a result of the sale of our U.S. plastic packaging operations effective July 2, 1999, we ceased to have a reportable packaging segment under applicable accounting rules. Therefore, we shifted our two remaining packaging operations into "Corporate/Other" for segment reporting purposes beginning in the third quarter of 1999. All periods presented have been reclassified to conform with these changes.

     The accounting policies of the segments were the same as those described in the summary of significant accounting policies set forth in Note 1 to our 1999 consolidated financial statements contained in our 1999 Annual Report on Form 10-K.

     The following are reconciliations of reportable segment amounts to our consolidated totals:

                                                   THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                                              2000
                                      --------------------------------------------------
(in 000s)                               Dairy       Packaging      Other         Total
                                      ----------    ---------    ---------    ----------
Revenues from external customers ...  $1,430,176                 $   4,178    $1,434,354
Intersegment revenues ..............          --                        --            --
Segment operating income (loss) ....     105,983                    (2,667)      103,316
Total segment assets ...............   3,544,482                   131,752     3,676,234

                                                   THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                                              1999
                                      --------------------------------------------------
(in 000s)                               Dairy       Packaging      Other         Total
                                      ----------    ---------    ---------    ----------
Revenues from external customers ...  $  934,794     $124,692    $  59,358    $1,118,844
Intersegment revenues ..............       9,448       10,145           --        19,593
Segment operating income (loss) ....      67,784       17,893       (3,518)       82,159
Total segment assets ...............   2,279,188      591,531      302,850     3,173,569

                                                    SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------
                                                              2000
                                        ------------------------------------------------
(in 000s)                                 Dairy       Packaging     Other       Total
                                        ----------    ---------    -------    ----------
Revenues from external customers .....  $2,786,209                 $42,286    $2,828,495
Intersegment revenues ................          --                      --            --
Segment operating income (loss) ......     185,700                  (6,072)      179,628

                                                    SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------
                                                              1999
                                      --------------------------------------------------
(in 000s)                               Dairy       Packaging      Other         Total
                                      ----------    ---------    ---------    ----------
Revenues from external customers ...  $1,912,459     $244,866     $114,705    $2,272,030
Intersegment revenues ..............      16,036       18,674           --        34,710
Segment operating income (loss) ....     117,678       34,607       (8,450)      143,835

----------

     Geographic information for the three- and six-month periods ended June 30:

                                                  REVENUES                               LONG-LIVED ASSETS
                        --------------------------------------------------------     -------------------------
                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,            AT JUNE 30,
                        ---------------------------    -------------------------     -------------------------
(in 000s)                   2000           1999           2000           1999           2000           1999
                         ----------     ----------     ----------     ----------     ----------     ----------
United States ......     $1,339,147     $  998,895     $2,658,464     $2,037,260     $2,671,116     $2,177,650
Puerto Rico ........         56,318         60,591        114,177        120,384        121,150        124,053
Europe .............         38,889         59,358         55,854        114,386        116,330         83,579
                         ----------     ----------     ----------     ----------     ----------     ----------
Total ..............     $1,434,354     $1,118,844     $2,828,495     $2,272,030     $2,908,596     $2,385,282
                         ==========     ==========     ==========     ==========     ==========     ==========

     No single customer represents greater than ten percent of our consolidated revenues.

6.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $33.3 million and $64.4 million for the three-month and six-month periods ending June 30, 2000. Differences between net income and consolidated comprehensive income for these periods are due to foreign currency translation adjustments. Activity in accumulated other comprehensive income and the amount of income tax (expense) benefit allocated to each component of other comprehensive income during the three- and six-month periods ended June 30, 2000 are included below.

                                                                  TAX BENEFIT
                                           PRE-TAX INCOME (LOSS)    (LOSS)      NET AMOUNT
                                           ---------------------  -----------   ----------
Accumulated other comprehensive income,
December 31, 1999 ......................         $(11,152)         $  4,714      $ (6,438)
Cumulative translation adjustments:
     Cumulative translation adjustment
     arising during period .............             (432)              169          (263)
     Reclassification adjustment
     for loss on disposal during period             9,674            (3,789)        5,885
                                                 --------          --------      --------
Accumulated other comprehensive income,
March 31, 2000 .........................         $ (1,910)         $  1,094      $   (816)
     Cumulative translation adjustment
     arising during period .............           (1,920)              751        (1,169)
     Reclassification adjustment
     for loss on disposal during period             1,465              (573)          892
                                                 --------          --------      --------
Accumulated other comprehensive income,
June 30, 2000 ..........................         $ (2,365)         $  1,272      $ (1,093)
                                                 ========          ========      ========

7.   STOCKHOLDERS' EQUITY

     On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. The Board increased the program on September 28, 1999 and again on November 17, 1999, bringing the total authorized amount to $300 million. We fulfilled the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board again increased the program by $100 million to $400 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through June 30, 2000.

                                NUMBER OF SHARES      PURCHASE
           PERIOD                 REPURCHASED          PRICE
           ------               ----------------     ---------
                                                   (in millions)
Third Quarter 1998 ...........     1,000,000         $    30.4
Fourth Quarter 1998 ..........       510,400              15.6
Second Quarter 1999 ..........        79,700               3.0
Third Quarter 1999 ...........     1,850,515              66.7
Fourth Quarter 1999 ..........     3,486,508             128.4
First Quarter 2000 ...........       688,800              27.2
Second Quarter 2000 ..........       966,065              42.2
                                   ---------         ---------
    Total ....................     8,581,988         $   313.5
                                   =========         =========

     Repurchased shares are treated as retired in our consolidated financial statements.

8.   CURTAILMENT OF BENEFIT PLANS

     We recognized a pre-tax curtailment gain of $3.6 million during the second quarter of 2000. This was primarily due to a reduction in the projected benefit obligation under certain defined benefit plans which resulted from the consolidation of the employees covered by those plans into our defined contribution plan.

9.   PLANT CLOSING COSTS

     Plant Closing Costs - During the second quarter of 2000, as part of an overall integration and cost reduction strategy, we recorded costs in the amount of $641,000 associated with eliminating certain activities in our Puerto Rico operation and additional costs in the amount of $549,000 associated with restructuring our corporate office departments. These costs relate primarily to severance and other expenses in connection with the elimination of a production shift and certain maintenance activities in Puerto Rico.

     During the first quarter of 2000, we recorded plant closing expenses of $1.8 million related to our Hartford, Connecticut plant. These cash charges relate to severance costs and plant shutdown expenses.

     This strategy is a continuation of our integration and cost reduction program implemented during 1999. The principal components of the plans approved during 1999 and 2000 to date include the following:

          o Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans include an overall reduction of 204 people, primarily plant employees associated with the plant closings and rationalization. The costs related to each plan were charged to our earnings in the period that the plan was established in detail and employee severance and benefits were appropriately communicated. All except 37 employees had been terminated as of June 30, 2000.

          o Shutdown costs including those costs that are necessary to clean and prepare the plant facilities for closure.

          o Additional costs to be incurred after shutdown including lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

          o Write-downs of property, plant and equipment and other assets primarily related to asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

     Plant closing and other nonrecurring costs charged to operations during the first and second quarters of 2000 are summarized in the following chart:

(in 000s)                                   FIRST QUARTER   SECOND QUARTER       TOTAL
                                            -------------   --------------       ------
Cash charges:
     Workforce reduction costs ...........     $1,025           $  727           $1,752
     Shutdown costs ......................        564               --              564
     Lease obligations after shutdown ....         95               --               95
     Other ...............................         90               69              159
                                               ------           ------           ------
Total cash charges .......................     $1,774           $  796           $2,570
Non-cash charges:
     Write down of inventory and property,
     plant and equipment .................         --              394              394
                                               ------           ------           ------

Total ....................................     $1,774           $1,190           $2,964
                                               ======           ======           ======

     Set forth in the following chart are the types and amounts of charges that were recognized as accrued expenses, along with cash payments made against such accruals during 2000:

                                                                        SIX MONTHS ENDED
                                                                          JUNE 30, 2000
                                                                      ---------------------
                                               ACCRUED CHARGES AT                             ACCRUED CHARGES AT
                                               DECEMBER 31, 1999      CHARGES      PAYMENTS    JUNE 30, 2000
                                               -------------------    -------      --------  ------------------
(in 000s)
Cash charges:
    Workforce reduction costs ................     $ 3,073            $ 1,752      $(2,869)        $ 1,956
    Shutdown costs ...........................         468                564         (463)            569
    Lease obligations after shutdown .........         438                 95         (193)            340
    Other ....................................          40                159         (167)             32
                                                   -------            -------      -------         -------
Total ........................................     $ 4,019            $ 2,570      $(3,692)        $ 2,897
                                                   =======            =======      =======         =======

     There have not been significant adjustments to the plan and the majority of future cash requirements to reduce the liability are expected to be completed within a year.

     Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrued costs in 1999 and 2000 pursuant to plans to exit certain activities and operations in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisitions of Broughton Foods, Nature's Best, New England Dairies and Southern Foods. Production from these plants was moved to our other facilities.

          The principal components of the plans include the following:

     o Workforce reduction as a result of plant closings including an overall reduction of 286 plant personnel. The costs incurred to date have been charged against our acquisition liabilities for these costs. All except 45 employees had been terminated as of June 30, 2000.

     o Shutdown costs including those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown include lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

     Set forth in the following chart are the types and amounts of costs that were recognized as accrued expenses, along with cash payments made against such accruals during 2000:

                                             ACCRUED            SIX MONTHS ENDED
                                           CHARGES AT            June 30, 2000
                                           DECEMBER 31,    --------------------------    ACCRUED CHARGES AT
                                               1999          ACCRUALS       PAYMENTS       JUNE 30, 2000
                                           ------------    -----------     ----------    ------------------
(in 000s)
Cash charges:
    Workforce reduction costs ..........     $      624     $    1,007     $     (492)     $    1,139
    Shutdown costs .....................            332          1,641           (249)          1,724
                                             ----------     ----------     ----------      ----------
Total ..................................     $      956     $    2,648     $     (741)     $    2,863
                                             ==========     ==========     ==========      ==========

10.  SUBSEQUENT EVENTS

     During the third quarter of this year, through August 7, 2000, we have repurchased 677,600 shares of our common stock for a total purchase price of approximately $32.0 million pursuant to an open market share repurchase program authorized by our Board of Directors. See Note 7 above. As of August 7, 2000, $54.6 million was available for spending under this program.

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

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales (dollars in thousands):

                                                          THREE MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------
                                                    2000                           1999
                                         -------------------------      -------------------------
                                                            % OF                         % OF
                                           DOLLARS       NET SALES        DOLLARS      NET SALES
                                         ----------     ----------      ----------     ----------
Net sales ............................   $1,434,354          100.0%     $1,118,844          100.0%
Cost of sales ........................    1,074,136           74.9      $  855,895           76.5%
                                         ----------     ----------      ----------     ----------
Gross profit .........................      360,218           25.1         262,949           23.5

Operating expenses:
     Selling and distribution ........      199,803           13.9         124,332           11.1
     General administrative ..........       42,939            3.0          41,733            3.8
     Amortization of
       intangibles....................       12,970            0.9          10,054            0.9
     Plant closing and other costs ...        1,190            0.1           4,671            0.4
                                         ----------     ----------      ----------     ----------
          Total operating expenses ...      256,902           17.9         180,790           16.2
                                         ----------     ----------      ----------     ----------
Operating income .....................   $  103,316            7.2%     $   82,159            7.3%
                                         ==========     ==========      ==========     ==========

                                                         SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------------
                                                    2000                            1999
                                         -------------------------      -------------------------
                                                          % OF                            % OF
                                          DOLLARS       NET SALES         DOLLARS       NET SALES
                                         ----------     ----------      ----------     ----------
Net sales ............................   $2,828,495          100.0%     $2,272,030          100.0%
Cost of sales ........................    2,128,118           75.2       1,776,522           78.2
                                         ----------     ----------      ----------     ----------
Gross profit .........................      700,377           24.8         495,508           21.8

Operating expenses:
     Selling and distribution ........      399,927           14.1         246,188           10.8
     General administrative ..........       92,200            3.3          80,837            3.6
     Amortization of
       intangibles....................       25,658            0.9          19,977            0.9
     Plant closing and other costs ...        2,964            0.1           4,671            0.2
                                         ----------     ----------      ----------     ----------
          Total operating expenses ...      520,749           18.4         351,673           15.5
                                         ----------     ----------      ----------     ----------
Operating income .....................   $  179,628            6.4%     $  143,835            6.3%
                                         ==========     ==========      ==========     ==========

     On July 2, 1999 we sold our U.S. packaging operations to Consolidated Container Company, in exchange for cash and a 43.1% interest in Consolidated Container. We account for our investment in Consolidated Container under the equity method of accounting. As a result, the sales and operating expenses of Consolidated Container for the three-and six-month periods ended June 30, 2000 are no longer included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

     Second Quarter and Year-to-Date 2000 Compared to Second Quarter and Year-to-Date 1999

     Net Sales -- Net sales increased 28.2% to $1.43 billion in the second quarter of 2000 from $1.12 billion in the second quarter of 1999. For the six month period ending June 30, net sales increased 24.5% to $2.83 billion in 2000 from $2.27 billion in 1999. Excluding $125 million in revenues recorded by our U.S. packaging operations in the second quarter of 1999 and $245 million recorded in the first six months of 1999, sales increased $440 million or 44.3% in the second quarter of 2000 and increased $801 million or 39.5% in the first six months of 2000. This increase was primarily due to acquisitions.

     Cost of Sales -- Our cost of sales ratio was 74.9% in the second quarter of 2000 compared to 76.5% in the same period in 1999, and 75.2% for the first six months of 2000 compared to 78.2% for the same period of 1999. This ratio improved during the second quarter of 2000 due to improved performance at dairies owned more than twelve months, and because Southern Foods, acquired effective January 1, 2000, has a lower cost of sales ratio than our existing dairies. For the first six months of 2000, the cost of sales ratio improved for the same reasons, in addition to lower raw material costs in the first quarter.

     Operating Costs and Expenses -- Our operating expense ratio was 17.9% in the second quarter of 2000 compared to 16.2% in the second quarter of 1999, and 18.4% in the first six months of 2000 compared to 15.5% in the same period of 1999.

This ratio increased due to

     o higher distribution costs at Southern Foods as a result of their extensive direct store delivery routes in rural areas,

     o higher marketing expenses in 2000 related to new products introduced in the first part of 2000,

     o    increased distribution costs in 2000 because of higher fuel costs.

          These cost increases were partly offset by a $3.6 million pre-tax gain in the second quarter of 2000 related to the curtailment of certain defined benefit plans.

     Operating Income -- Operating income in the second quarter of 2000 was $103.3 million, an increase of 25.8% from second quarter 1999 operating income of $82.2 million. For the six month period ended June 30, operating income increased 24.9% to $179.6 million in 2000 from $143.8 million in 1999. Excluding operating income of $17.9 million generated by our U.S. packaging operations in the second quarter of 1999, our operating income in 2000 increased $39.1 million or 60.8%. Likewise, omitting $34.6 million of operating income at our U.S. packaging operations in the first six months of 1999, our operating income in 2000 increased $70.4 million or 64.5%. Excluding the contribution of our U.S. packaging operations in 1999, our operating income margin increased to 7.2% in the second quarter of 2000 compared to 6.5% in 1999, and increased to 6.4% in the first six months of 2000 compared to 5.4% in 1999. This increase is due to a significant reduction in raw milk costs during the first quarter and to higher margins at Southern Foods, partly offset by higher operating expenses.

     Other (Income) Expense -- Interest expense increased to $26.9 million in the second quarter of 2000 from $15.2 million in 1999, and increased to $54.1 million in the first six months of 2000 from $31.2 million in the same period of 1999. These increases are due to additional debt used to finance acquisitions and to higher interest rates. Financing charges on preferred securities decreased to $8.4 million in the second quarter of 2000 from $9.6 million in 1999, and decreased to $16.8 million in the first six months of 2000 from $19.3 million in 1999. This reflects the redemption of $100.0 million of 5.0% preferred securities held by Dairy Farmers of America in connection with the Southern Foods transaction.

     Income from investments in unconsolidated affiliates, which in 2000 is primarily related to our minority interest in Consolidated Container Company, amounted to $3.5 million in the second quarter of 2000 and $5.4 million in the first six months of 2000. During 1999, we reported $0.1 million in the second quarter and $0.2 million for the first six months related to our investment in Horizon Organic.

     Income Taxes -- Income tax expense was recorded at an effective rate of 38.4% in the second quarter of 2000 compared to 38.8% during the second quarter of 1999, and at an effective rate of 38.1% in the first six months of 2000 compared to 38.6% during the same period of 1999. This decrease was a result of the sale of our U.S. packaging operations, which had a higher effective tax rate than our dairy operations, and of certain tax saving initiatives implemented during the fourth quarter of 1999 and the first quarter of 2000.

     Minority Interest -- Minority interest in earnings increased to $10.8 million in the second quarter of 2000 from $2.6 million in 1999, and increased to $17.2 million in the first six months of 2000 compared to $4.3 million in 1999. Effective January 1, 2000 we entered into a joint venture with DFA into which we contributed our domestic fluid dairy operations and DFA contributed the operations of Southern Foods Group. DFA received a 33.8% ownership interest which is shown as a minority interest on our consolidated financial statements. During 1999, minority interest in earnings consisted primarily of DFA's ownership interests in two smaller joint ventures: Suiza GTL LLC and Land-O-Sun LLC.

          Extraordinary Gain -- During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

     o A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

     o A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred finance costs.

RECENT DEVELOPMENTS

          Securitization of Receivables

          On June 30, 2000, we completed the securitization of $150 million of receivables. Pursuant to this transaction, we have pledged these receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In return, we obtained $150 million in proceeds which we distributed to Suiza Dairy Group and Morningstar. Suiza Dairy Group used their proceeds to pay down higher cost borrowings under their credit facility.

          Investment in Dairy.com

          On July 28, 2000, we announced our investment in Dairy.com, the first business-to-business online vertical exchange focused specifically on serving the dairy industry.

          Stock Repurchase Program

          Our Board of Directors has authorized an open market share repurchase program of our common stock. Our Board of Directors increased the authorized amount of the program by $100 million to $400 million on May 19, 2000. Between January 1, 2000 and August 7, 2000 we repurchased 2,332,465 shares of our common stock for a total purchase price of $101.4 million. For more information about our stock repurchase program, please see Notes 7 and 10 to our Consolidated Financial Statements contained in this report.

          New Supply Agreement

          Effective June 3, 2000, Suiza Dairy Group and Morningstar began supplying The Stop & Shop Supermarket Company with private label and branded milks and creams, private label juices and certain cultured products under a long-term supply agreement.

          Completed Acquisitions

          We have completed four acquisitions during 2000, including:

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

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 2000, we had total stockholders' equity of $603.4 million, total indebtedness of $1.34 billion (including long-term debt and the current portion of long-term debt) and $583.8 million of mandatorily redeemable convertible trust issued preferred securities. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

          Cash Flow

          Net cash provided by operating activities was $123.0 million for the first six months of 2000 as contrasted to $124.8 million for the first six months of 1999. Investing activities in the first six months of 2000 included approximately $55.4 million in capital expenditures and $270.1 million of cash paid for acquisitions, partly offset by $89.0 million in net proceeds from divestitures.

          Current Debt Obligations

          In connection with our acquisition of Southern Foods effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities. For more information about this transaction, please see Note 4 to our Consolidated Financial Statements contained in this report.

          At June 30, 2000 the Suiza Dairy Group had outstanding borrowings of $1.10 billion under its credit facility. In addition, $20.6 million of letters of credit secured by the Suiza Dairy Group credit facility were issued but undrawn. As of June 30, 2000, up to $494.4 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement.

          At June 30, 2000 we had no debt outstanding under our parent-level senior credit facility; however $4.0 million of letters of credit secured by that facility were issued but undrawn. At June 30, 2000 approximately $296.0 million was available for future borrowing under the parent-level senior credit facility.

          As of August 7, 2000 the outstanding balance on Suiza Dairy Group's senior credit facility was approximately $1.08 billion, and $21.6 million of letters of credit secured by this senior credit facility were issued but undrawn. On the same date, there was no debt outstanding under our parent-level senior credit facility, and $4.0 million of letters of credit secured by that facility were issued but undrawn. .

     Future Capital Requirements

     We intend to spend a total of approximately $140.0 million in capital expenditures for our existing manufacturing facilities and distribution capabilities during 2000, of which $55.4 million has been spent to date. We expect to fund these capital expenditures using cash flow from operations.

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

     o    inability to retain key customers, and

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

   We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

     As of June 30, 2000, we had outstanding debt and other financial obligations of approximately $1.3 billion compared to our stockholders' equity of $603.4 million.

     As of June 30, 2000, up to $494.4 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $296.0 million was available for borrowing under the parent level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and related debt service obligations

   o limit our ability to obtain additional financing in the future without obtaining prior consent,

   o require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes,

   o may limit our flexibility in planning for, or reacting to, changes in our business and market conditions,

   o  impose on us additional financial and operational restrictions, and

   o expose us to interest rate risk since a majority of our debt obligations are at variable rates.

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

   Our Foreign Operations Bring Added Risk

     In February of this year, we purchased a majority interest in a Spanish dairy processor. We have little experience in managing businesses in Europe, and no prior experience with managing a European dairy operation. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Moreover, conducting operations in Europe involves risks and uncertainties not present in the U.S. as a result of governmental and economic conditions being generally less stable than in the United States. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in foreign currencies. Currently, our most significant foreign currency exposure relates to the Spanish peseta and the euro. Substantial devaluation of any of these currencies could have a material adverse effect on our financial condition and results of operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

     We have interest rate derivative agreements in place, including interest rate swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility.

     The following table summarizes our various interest rate agreements as of June 30, 2000:

          TYPE               INTEREST RATE LIMITS         NOTIONAL AMOUNTS                EXPIRATION DATE
         -----               --------------------         ----------------                ---------------
Swaps...................        6.03% to 6.14%            $ 60.0 million                          September 2000
                                                           100.0 million                           December 2000
                                                           250.0 million                           December 2002
                                                            25.0 million                           December 2003
Collars.................       6.08% and 7.50%             100.0 million              December 2002 to June 2003

     These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

     These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write-off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

     We are exposed to market risk under these arrangements due to the possibility of interest rates on the Suiza Dairy Group credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

     A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2000, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

     We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the Spanish peseta and the euro. We do not expect any potential losses due to foreign currency fluctuations to have a material impact on our consolidated financial position, results of operations or operating cash flow.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 17, 2000, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

     o the re-elections of Hector M. Nevares, Pete Schenkel and Jim L. Turner as members of our Board of Directors,

     o an increase in the number of shares of our common stock reserved for issuance under our 1997 Stock Option and Restricted Stock Plan from
          5.5 million shares to 7.5 million shares, and

     o the ratification of our Board of Directors' selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2000.

          At the annual meeting, the stockholders re-elected the directors named above, approved the proposed increase in the number of shares reserved for issuance under our 1997 Stock Option and Restricted Stock Plan and ratified the selection of Deloitte & Touche LLP as our independent auditor.

          The vote of the stockholders with respect to each such matter was as follows:

     o    Re-election of directors:

               Hector M. Nevares        25,921,976 votes for; 336,760 votes withheld
               Pete Schenkel            25,922,096 votes for; 336,640 votes withheld
               Jim L. Turner            25,917,737 votes for, 340,999 votes withheld

     o Approval of the proposed increase in the number of shares reserved for issuance under our 1997 Stock Option and Restricted Stock Plan:

               17,007,233 votes for; 4,303,713 against; 53,467 abstentions;
               4,894,323 broker non-votes

     o Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

               26,210,363 votes for; 16,144 against; 32,229 abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     11   Statement re computation of per share earnings

     27   Financial Data Schedules

(b)  Reports on Form 8-K and 8-K/A

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SUIZA FOODS CORPORATION

                                       /s/  Barry A. Fromberg
                                    --------------------------------------------
                                    Barry A. Fromberg
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Accounting Officer)

Date: August 11, 2000

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  11         Statement re computation of per share earnings

  27         Financial Data Schedules