Form 10-Q
period 2000-09-30
SUIZA FOODS CORP
filed 2000-11-13
CIK 931336

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

     (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         As of November 6, 2000 the number of shares outstanding of each class of common stock was:

              Common Stock, par value $.01        27,158,928
================================================================================

                               TABLE OF CONTENTS


                                                                                                                             Page
                                                                                                                             ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements.................................................................................       3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................      16

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................      25

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings....................................................................................      27

         Item 6 - Exhibits and Reports on Form 8-K.....................................................................      27

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2000            1999
                                                                                   ------------    ------------
 (unaudited)
                                                     Assets
Current assets:
   Cash and cash equivalents ...................................................   $     42,997    $     25,155
   Accounts receivable, net ....................................................        479,688         379,070
   Inventories .................................................................        181,484         182,321
   Refundable income taxes .....................................................         20,033           3,514
   Deferred income taxes .......................................................         33,047          27,005
   Prepaid expenses and other current assets ...................................         23,006          22,342
                                                                                   ------------    ------------
   Total current assets ........................................................        780,255         639,407

Property, plant and equipment, net .............................................        975,627         758,485
Intangible and other assets ....................................................      1,927,873       1,261,030
                                                                                   ------------    ------------

Total ..........................................................................   $  3,683,755    $  2,658,922
                                                                                   ============    ============

                                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .......................................   $    525,647    $    441,792
   Income taxes payable ........................................................         11,613          14,654
   Current portion of long-term debt and subsidiary lines of credit ............         91,494          22,671
                                                                                   ------------    ------------
   Total current liabilities ...................................................        628,754         479,117

Long-term debt .................................................................      1,282,521         689,397
Other long-term liabilities ....................................................         28,188          34,858
Deferred income taxes ..........................................................         87,723          46,323

Mandatorily redeemable convertible trust issued preferred securities ...........        583,891         683,505
Minority interest in subsidiaries ..............................................        508,283         141,750

Commitments and contingencies
Stockholders' equity:
   Common stock, 27,194,401 and 29,287,558 shares issued and outstanding .......            272             293
   Additional paid-in capital ..................................................        163,647         275,527
   Retained earnings ...........................................................        404,874         314,590
   Accumulated other comprehensive income ......................................         (4,398)         (6,438)
                                                                                   ------------    ------------
   Total stockholders' equity ..................................................        564,395         583,972
                                                                                   ------------    ------------

Total ..........................................................................   $  3,683,755    $  2,658,922
                                                                                   ============    ============




            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                                            --------------------------  --------------------------
                                                                                2000          1999          2000          1999
                                                                            ------------  ------------  ------------  ------------
                                                                                 (Dollars in thousands, except per share data)
Net sales ................................................................  $  1,439,947  $  1,082,060  $  4,268,442  $  3,354,090
Cost of sales ............................................................     1,085,627       834,410     3,213,745     2,610,932
                                                                            ------------  ------------  ------------  ------------
Gross profit .............................................................       354,320       247,650     1,054,697       743,158
Operating costs and expenses:
   Selling and distribution ..............................................       202,371       134,257       602,297       380,445
   General and administrative ............................................        43,035        34,411       135,235       115,248
   Amortization of intangibles ...........................................        13,495         8,732        39,153        28,709
   Plant closing and other costs .........................................           424         3,520         3,388         8,191
                                                                            ------------  ------------  ------------  ------------
   Total operating costs and expenses ....................................       259,325       180,920       780,073       532,593
                                                                            ------------  ------------  ------------  ------------


Operating income .........................................................        94,995        66,730       274,624       210,565
Other (income) expense:
   Interest expense, net .................................................        28,987         8,434        83,122        39,612
   Financing charges on trust issued preferred securities ................         8,395         9,645        25,200        28,939
   Equity in earnings of unconsolidated affiliates .......................        (5,169)       (4,692)      (10,572)       (4,692)
   Other (income) expense, net ...........................................          (594)          384        (1,670)          283
                                                                            ------------  ------------  ------------  ------------
   Total other (income) expense ..........................................        31,619        13,771        96,080        64,142
                                                                            ------------  ------------  ------------  ------------

Income before income taxes, minority interests and extraordinary gain ....        63,376        52,959       178,544       146,423
Income taxes .............................................................        24,021        20,359        67,901        56,462
Minority interest in earnings ............................................         8,166         2,151        25,327         6,493
                                                                            ------------  ------------  ------------  ------------

Income before extraordinary gain .........................................        31,189        30,449        85,316        83,468
Extraordinary gain .......................................................            --            --         4,968            --
                                                                            ------------  ------------  ------------  ------------
Net income ...............................................................  $     31,189  $     30,449  $     90,284  $     83,468
                                                                            ============  ============  ============  ============

Average common shares: Basic .............................................    27,623,928    33,665,778    28,530,656    33,679,515
Average common shares: Diluted ...........................................    36,197,712    43,641,789    37,062,352    43,771,536

Basic earnings per common share:
   Income before extraordinary gain ......................................  $       1.13          0.90          2.99  $       2.48
   Extraordinary gain ....................................................            --            --          0.17            --
                                                                            ------------  ------------  ------------  ------------
   Net income ............................................................  $       1.13  $       0.90  $       3.16  $       2.48
                                                                            ============  ============  ============  ============


Diluted earnings per common share:
   Income before extraordinary gain ......................................  $       1.01  $       0.83  $       2.73  $       2.32
   Extraordinary gain ....................................................            --            --          0.14            --
                                                                            ------------  ------------  ------------  ------------
   Net income ............................................................  $       1.01  $       0.83  $       2.87  $       2.32
                                                                            ============  ============  ============  ============


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              2000              1999
                                                                                          ------------      ------------
                                                                                              (Dollars in thousands)
Cash flows from operating activities:
    Net income ......................................................................     $     90,284      $     83,468
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...............................................          113,919            89,371
        Minority interest, before tax effects .......................................           42,682             6,493
        Equity in earnings of unconsolidated affiliates .............................          (10,572)           (4,692)
        Extraordinary gain ..........................................................           (4,968)               --
        Deferred income taxes .......................................................           35,334            15,220
        Other, net ..................................................................            5,029             5,604
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ......................................................           (3,383)            8,423
           Inventories ..............................................................          (16,375)           (3,709)
           Prepaid expenses and other assets ........................................             (984)          (13,885)
           Accounts payable and other accrued expenses ..............................          (48,682)           11,859
           Income taxes .............................................................          (10,669)           40,203
                                                                                          ------------      ------------
             Net cash provided by operating activities ..............................          191,615           238,355

Cash flows from investing activities:
   Additions to property, plant and equipment .......................................          (86,260)         (143,208)
   Cash outflows for acquisitions and investments ...................................         (286,139)         (226,405)
   Net proceeds from divestitures ...................................................           89,037           373,768
   Other ............................................................................            2,568            (1,682)
                                                                                          ------------      ------------
             Net cash provided by (used in) investing activities ....................         (280,794)            2,473

Cash flows from financing activities:
   Proceeds from the issuance of debt ...............................................        1,299,909            35,767
   Repayment of debt ................................................................         (946,558)         (217,202)
   Payment of deferred financing and debt restructuring .............................          (11,971)               --
   Issuance of common stock, net of expenses ........................................           26,178             3,273
   Redemption of trust issued preferred securities ..................................         (100,050)               --
   Redemption of common stock .......................................................         (146,545)          (69,680)
   Proceeds from issuance of minority interest ......................................                              8,983
   Distributions to minority interest ...............................................          (13,942)          (10,122)
                                                                                          ------------      ------------
             Net cash provided by (used in) financing activities ....................          107,021          (248,981)
                                                                                          ------------      ------------

Increase (decrease) in cash and cash equivalents ....................................           17,842            (8,153)
Cash and cash equivalents, beginning of period ......................................           25,155            54,922
                                                                                          ------------      ------------
Cash and cash equivalents, end of period ............................................     $     42,997      $     46,769
                                                                                          ============      ============

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       GENERAL

         Basis of Presentation - The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 1999. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the previous year's consolidated financial statements to the current year's classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2000 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 1999 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2000.

         This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Suiza Foods Corporation and its subsidiaries, including Suiza Dairy Group (our joint venture with Dairy Farmers of America described below in Note 2), as a whole.

         Recently Issued Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as extended by SFAS No. 137 (June 1999) and amended by SFAS No. 138 (June 2000), will become effective for us beginning January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value.

         Our internal process relating to implementation of SFAS No. 133 is ongoing. We are in the process of designating, documenting and assessing hedging relationships, the majority of which are expected to result in cash-flow hedges which require us to record the derivative assets or liabilities at fair value on our statement of financial position with an offset in Other Comprehensive Income to the extent the hedge is effective. Hedge ineffectiveness will be recorded in earnings.

         We continue to evaluate the impact of SFAS No. 133 as well as the ongoing implementation issues currently being addressed by the Derivatives Implementation Group. As a result, the direct financial impact of the application of hedge accounting and the transition adjustment on our financial position and results of operations has yet to be determined.

         SAB No. 101, "Revenue Recognition in Financial Statements," as extended by SAB No. 101A (March 2000) and 101B (June 2000), became effective for us beginning October 1, 2000. SAB No. 101 is a statement of the Securities and Exchange Commission's views on applying generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition practices are in compliance with SAB No. 101 and, therefore, we do not expect it to have a material effect on our consolidated financial position, results of operations or cash flows.

2.       ACQUISITIONS AND DIVESTITURES

         Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America in which we combined certain of our domestic fluid dairy operations with certain of Dairy Farmers of America's operations into a newly formed venture, Suiza Dairy Group, L.P. Dairy Farmers of America is a large farmers' cooperative from which we purchase a significant portion of our raw milk. In connection with this transaction, Suiza Dairy Group, L.P. issued partnership interests to Dairy Farmers of America of approximately $326 million and made a cash payment to Dairy Farmers of America's partner in the amount of $100 million. Dairy Farmers of America received a 33.8% ownership interest in Suiza Dairy Group, L.P., in exchange for the contribution of the operations of Southern Foods Group, L.P. which had net sales of approximately $1.3 billion in 1999, and for the contribution of its investments in its other joint ventures with us: Suiza GTL, LLC and Suiza SoCal, LLC. We received a 66.2% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of our domestic fluid dairy operations (excluding our Puerto Rican operations and our Morningstar subsidiary). Our ownership interests as well as Dairy Farmers of America's were determined by negotiation between the parties. This transaction was accounted for as an acquisition by us of Southern Foods Group, L.P. using the purchase method of accounting.

         On February 8, 2000 we completed the acquisition of the dairy business of Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield, Virginia and Mt. Crawford, Virginia. Valley of Virginia Cooperative Milk Producers Association had net sales of $209 million during its fiscal year ended August 31, 1999. We funded the purchase price through borrowings under the new Suiza Dairy Group, L.P. credit facility, discussed in Note 4.

         On February 18, 2000 we purchased a majority interest in Leche Celta, S.A., a Spanish dairy processor with sales of approximately $150 million in 1999. We funded approximately $44.4 million of our equity investment through borrowings under our new parent-level senior credit facility discussed in Note
4. We financed the balance of the purchase price with a loan obtained from a Spanish lender, as discussed in Note 4.

         We have also made two other small acquisitions to date in 2000, including a dairy in Colorado during August and a water business in the northeastern United States in January.

         On March 3, 2000, we sold Ferembal S.A., our French packaging subsidiary, and effective May 2, 2000, we sold Dixie Union GmbH & Co. KG, our German packaging subsidiary. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Holdings, LLC.

         Our unaudited consolidated results of operations on a pro forma basis for the three- and nine-month periods ended September 30, 1999, as if we had acquired Southern Foods Group, L.P.'s operations as of the beginning of 1999, are as follows:

                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999                     SEPTEMBER 30, 1999
                                      --------------------------------      ---------------------------------
                                        HISTORICAL       PRO FORMA           HISTORICAL        PRO FORMA
                                      --------------- ----------------      --------------  -----------------
                                                     (in thousands, except per share data)
         Net sales...............       $1,082,060      $1,399,019            $3,354,090      $4,304,066
         Net income..............           30,449          31,094                83,468          85,094
         Earnings per share:
              Basic..............             0.90            0.92                  2.48            2.53
              Diluted............             0.83            0.88                  2.32            2.43

         On a pro forma basis, our other 1999 and 2000 acquisitions, net of the sale in 1999 of a majority interest in our U.S. packaging operations and the sale in 2000 of our European packaging operations, do not have a material pro forma impact on net sales or net income for the three- or nine-month periods ended September 30, 1999.

         The pro forma results of operations are presented for informational purposes only and are not necessarily indicative of the results of operations that would have occurred had the acquisition been completed as of the above date, nor are they necessarily indicative of future results of operations.

3.       INVENTORIES


                                             AT SEPTEMBER 30,     AT DECEMBER 31,
                                                  2000                 1999
                                             ----------------     ----------------
                                                        (in thousands)
Raw materials and supplies .............     $         95,368     $        100,044
Finished goods .........................               86,116               82,277
                                             ----------------     ----------------
     Total .............................     $        181,484     $        182,321
                                             ================     ================

4.       DEBT

                                                  AT SEPTEMBER 30,      AT DECEMBER 31,
                                                        2000                  1999
                                                  ----------------      ----------------
                                                             (in thousands)
Parent-level credit facility ................     $             --      $        635,500
Subsidiary debt obligations:
    Suiza Dairy Group credit facility .......            1,125,800                    --
    Receivable-backed loan ..................              150,000                    --
    Foreign subsidiary term loan ............               37,970                    --
    Other lines of credit ...................                5,597                24,655
    Industrial development revenue bonds ....                9,330                 9,330
    Capital lease obligations and other .....               45,318                42,583
                                                  ----------------      ----------------
                                                         1,374,015               712,068

Less current portion ........................              (91,494)              (22,671)
                                                  ----------------      ----------------
    Total ...................................     $      1,282,521      $        689,397
                                                  ================      ================


         Terminated Senior Credit Facility -- In connection with our acquisition of Southern Foods Group, L.P. effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities, as described under "Parent-Level Credit Facility" and "Suiza Dairy Group Credit Facility" below.

         Parent-Level Credit Facility -- Effective January 1, 2000 we entered into a new parent-level credit facility, which replaced our then existing senior credit facility. The new facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of September 30, 2000, no funds were borrowed under this facility. See "Credit Facility Terms" below for a description of the terms of the new parent credit facility.

         Suiza Dairy Group Credit Facility -- Simultaneous with the closing of our acquisition of Southern Foods Group, L.P., Suiza Dairy Group, L.P. entered into a new $1.61 billion credit facility with a group of lenders which expires in January 2005. The Suiza Dairy Group credit facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At closing, Suiza Dairy Group, L.P. borrowed approximately $1.1 billion under this facility and distributed a portion of the borrowings to us and Dairy Farmers of America. We used our portion of the distribution to repay our then existing senior credit facility and certain other obligations. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group, L.P. credit facility.

         Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group, L.P. credit facility and our parent-level credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

         o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points for the Suiza Dairy Group, L.P. credit facility and 0 to 75 basis points on the parent-level credit facility, depending on our ratio of defined indebtedness to EBITDA or

         o the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage (as defined in the agreement), plus a margin that varies from 125 to 225 basis points for the Suiza Dairy Group, L.P. credit facility and 75 to 175 basis points on the parent-level credit facility, depending on our ratio of indebtedness to EBITDA (as defined in the agreement).

         The interest rate in effect on the Suiza Dairy Group, L.P. credit facility, including the applicable interest rate margin, was 8.62% at September 30, 2000. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the $625 million term loan are due in the following installments:

         o        $25.0 million quarterly from March 31, 2001 through December
                  31, 2001;

         o        $31.25 million quarterly from March 31, 2002 through December
                  31, 2002;

         o        $37.5 million quarterly from March 31, 2003 through December
                  31, 2003;

         o 25% of the outstanding balance (up to $50 million) quarterly on each of March 31, 2004, June 30, 2004 and September 30, 2004; and the

         o        Remaining balance on January 4, 2005.

No principal payments are due on the $805 million line of credit and the $180 million term loan until maturity on January 4, 2005. In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group, L.P. credit facility and the parent-level credit facility that ranges from 25 to 50 basis points, based on our ratio of indebtedness to EBITDA (as defined in the agreement).

         The Suiza Dairy Group, L.P. credit facility and our parent-level credit facility, both of which mature on January 4, 2005, contain various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, both facilities require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by the capital stock of certain of our subsidiaries.

         Receivable-Backed Loan -- On June 30, 2000 we completed a securitization of certain subsidiary accounts receivable for $150 million. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. We used the portion of the proceeds attributable to Suiza Dairy Group, L.P. and its subsidiaries to pay down higher cost borrowings under the Suiza Dairy Group, L.P. credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at September 30, 2000 was 7.09%.

         Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta, S.A. in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of November 6, 2000, approximately $36.1 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, S.A., will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta, S.A.'s debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at September 30, 2000 was 6.75%.

         Other Lines of Credit -- Leche Celta, S.A., our Spanish subsidiary, is our only subsidiary with a currently outstanding line of credit separate from the credit facilities described above. Leche Celta, S.A.'s existing line of credit, which is in the principal amount of 2.5 billion pesetas (as of November 6, 2000, approximately $12.9 million), was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta, S.A.'s debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta, S.A. and will expire in June 2007. The interest rate on this line of credit was 5.0% at September 30, 2000. Our French and German subsidiaries, which we sold in March and May 2000, respectively, also had lines of credit. Those lines of credit were terminated upon completion of the divestitures.

         Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding which require aggregate annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at September 30, 2000, ranged from 5.75% to 5.90%.

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

         Southern Foods Group, L.P., which we acquired in January 2000, had $113.8 million principal amount of 9 7/8% senior notes outstanding when we completed our acquisition. As a result of the acquisition, we were required to offer to repurchase these senior notes at 101% of face value. All senior notes were tendered and were redeemed on March 24, 2000.

         Interest Rate Agreements -- We have interest rate derivative agreements in place, including interest rate swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group, L.P. credit facility.

         The following table summarizes our various interest rate agreements as of September 30, 2000:

                                                                                     NOTIONAL
                                                                                      AMOUNT
                                                                                   --------------
                                                                                   (in thousands)
         Interest rate swaps with interest rates ranging from 6.03% to 6.14%
         expiring between December 2000 and December 2003......................      $375,000
         Interest rate collars with an interest rate range of 6.08% to 7.50%
         expiring between December 2002 and June 2003..........................       100,000

         These derivative agreements provide hedges for loans under our Suiza Dairy Group, L.P. credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group, L.P. credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write-off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group, L.P. credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

         The following table summarizes certain additional interest rate swap agreements intended to provide hedges against variable interest rate exposure on loans under Suiza Dairy Group, L.P.'s credit facility. These agreements will become effective January 2, 2001.

                INTEREST RATE LIMITS          NOTIONAL AMOUNTS               EXPIRATION DATE
                --------------------          ----------------               ---------------
                  6.45%                         $275.0 million                December 2001
                  6.69%                          100.0 million                December 2004
                  6.69% to 6.74%                 100.0 million                December 2005
                  6.775%                          75.0 million                December 2006

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 4 - Foreign Subsidiary Term Loan. The following table summarizes these agreements:

     EFFECTIVE DATE           INTEREST RATE LIMITS               NOTIONAL AMOUNTS                  EXPIRATION DATE
     --------------           --------------------               ----------------                  ---------------
November 23, 2000                    5.54%              1,500,000,000 pesetas                       November 2003
                                                        (approximately $7.7 million as of
                                                        November 6, 2000)
November 23, 2000                    5.6%               2,000,000,000 pesetas                       November 2004
                                                        (approximately $10.3 million as
                                                        of November 6, 2000)

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

5.       BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         Prior to the third quarter of 1999, we had two reportable segments including "dairy" and "packaging." As a result of the sale of our U.S. plastic packaging operations effective July 2, 1999, we ceased to have a reportable packaging segment under applicable accounting rules. Therefore, we shifted our two remaining packaging operations into "Corporate/Other" for segment reporting purposes beginning in the third quarter of 1999. All periods presented have been reclassified to conform with these changes. Our two remaining packaging businesses were sold in March and May 2000.

         The accounting policies of both segments were the same as those described in the summary of significant accounting policies set forth in Note 1 to our 1999 consolidated financial statements contained in our 1999 Annual Report on Form 10-K.

         The following are reconciliations of reportable segment amounts to our consolidated totals:


                                                THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                             2000
                                      --------------------------------------------------
(in 000s)                                DAIRY     PACKAGING      OTHER         TOTAL
                                      ----------   ----------   ----------    ----------
Revenues from external
customers .........................   $1,439,947   $       --   $       --    $1,439,947
Intersegment revenues .............           --           --           --            --
Segment operating income (loss) ...       97,186           --       (2,191)       94,995
Total segment assets ..............    3,552,443           --      131,312     3,683,755


                                              THREE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                             1999
                                      --------------------------------------------------
(in 000s)                               DAIRY      PACKAGING      OTHER         TOTAL
                                      ----------   ----------   ----------    ----------
Revenues from external
customers .........................   $1,006,741   $       --   $   75,319    $1,082,060
Intersegment revenues .............           --           --           --            --
Segment operating income (loss) ...       69,550           --       (2,820)       66,730
Total segment assets ..............    2,424,489           --      341,754     2,766,243


                                               NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                             2000
                                      --------------------------------------------------
(in 000s)                                DAIRY     PACKAGING      OTHER         TOTAL
                                      ----------   ----------   ----------    ----------
Revenues from external
customers .........................   $4,226,156   $       --   $   42,286    $4,268,442
Intersegment revenues .............           --           --           --            --
Segment operating income (loss) ...      282,885           --       (8,261)      274,624


                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------
                                                             1999
                                      --------------------------------------------------
(in 000s)                               DAIRY      PACKAGING      OTHER         TOTAL
                                      ----------   ----------   ----------    ----------
Revenues from external
customers .........................   $2,919,200   $  244,866   $  190,024    $3,354,090
Intersegment revenues .............       16,036       18,674           --        34,710
Segment operating income (loss) ...      187,228       34,685      (11,348)      210,565

         Geographic information for the three- and nine-month periods ended September 30:

                                                   REVENUES                                      LONG-LIVED ASSETS
                       -----------------------------------------------------------------   -------------------------------
                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,           AT SEPTEMBER 30,
                       -------------------------------   -------------------------------   -------------------------------
(in 000s)                   2000             1999             2000             1999             2000             1999
                       --------------   --------------   --------------   --------------   --------------   --------------
United States ......   $    1,351,641   $      946,990   $    4,010,105   $    2,984,250   $    2,673,645   $    1,817,400
Puerto Rico ........           57,125           59,751          171,302          180,135          123,121          124,033
Europe .............           31,181           75,319           87,035          189,705          106,734           89,870
                       --------------   --------------   --------------   --------------   --------------   --------------
Total ..............   $    1,439,947   $    1,082,060   $    4,268,442   $    3,354,090   $    2,903,500   $    2,031,303
                       ==============   ==============   ==============   ==============   ==============   ==============

         No single customer represents greater than ten percent of our consolidated revenues.

6.       COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $27.9 million and $92.3 million for the three-month and nine-month periods ending September 30, 2000. Differences between net income and consolidated comprehensive income for these periods are due to foreign currency translation adjustments. Activity in accumulated other comprehensive income and the amount of income tax (expense) benefit allocated to each component of other comprehensive income during the three- and nine-month periods ended September 30, 2000 are included below.

                                                 PRE-TAX INCOME     TAX BENEFIT
                                                      (LOSS)           (LOSS)          NET AMOUNT
                                                  ------------      ------------      ------------
Accumulated other comprehensive income,
December 31, 1999 ...........................     $    (11,152)     $      4,714      $     (6,438)
Cumulative translation adjustments:
    Cumulative translation adjustment
    arising during period ...................             (432)              169              (263)
    Reclassification adjustment
    for disposal during period ..............            9,674            (3,789)            5,885
                                                  ------------      ------------      ------------
Accumulated other comprehensive income,
March 31, 2000 ..............................           (1,910)            1,094              (816)
    Cumulative translation adjustment
    arising during period ...................           (1,920)              751            (1,169)
    Reclassification adjustment
    for disposal during period ..............            1,465              (573)              892
                                                  ------------      ------------      ------------
Accumulated other comprehensive income,
June 30, 2000 ...............................           (2,365)            1,272            (1,093)
    Cumulative translation adjustment
    arising during period ...................           (5,280)            1,975            (3,305)
                                                  ------------      ------------      ------------
Accumulated other comprehensive income,
September 30, 2000 ..........................     $     (7,645)     $      3,247      $     (4,398)
                                                  ============      ============      ============

7.       STOCKHOLDERS' EQUITY

         On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. The Board increased the program on September 28, 1999 and again on November 17, 1999, bringing the total authorized amount to $300 million. We fulfilled the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board again increased the program by $100 million to $400 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through September 30, 2000. Purchase price amounts shown in the table below do not include brokers' commissions. See Note 10 for a discussion of activity under our share repurchase program after September 30, 2000.

                                                       NUMBER OF SHARES        PURCHASE
                                PERIOD                    REPURCHASED           PRICE
                    -------------------------------    -----------------    -------------
                                                                            (in millions)
                    Third Quarter 1998............             1,000,000     $      30.4
                    Fourth Quarter 1998...........               510,400            15.6
                    Second Quarter 1999...........                79,700             3.0
                    Third Quarter 1999............             1,850,515            66.7
                    Fourth Quarter 1999...........             3,486,508           128.4
                    First Quarter 2000............               688,800            27.2
                    Second Quarter 2000...........               966,065            42.2
                    Third Quarter 2000............             1,587,000            77.0
                                                       -----------------     -----------
                        Total.....................            10,168,988     $     390.5
                                                       =================     ===========

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

9.       PLANT CLOSING COSTS

         Plant Closing Costs - As part of an overall integration and cost reduction strategy, we recorded costs during the third quarter of 2000 in the amount of $424,000 and during the second quarter in the amount of $549,000 associated with restructuring our corporate office departments. Also during the second quarter of 2000 we recorded costs in the amount of $641,000 associated with eliminating certain activities in our Puerto Rico operation. Those costs related primarily to severance and other expenses in connection with the elimination of a production shift and certain maintenance activities.

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

         This strategy is a continuation of our integration and cost reduction program implemented during 1999. The principal components of the plans approved during 1999 and 2000 to date include the following:

          o Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans include an overall reduction of 205 people, primarily plant employees associated with the plant closings and rationalization. The costs related to each plan were charged to our earnings in the period that the plan was established in detail and employee severance and benefits were appropriately communicated. All except 32 employees had been terminated as of September 30, 2000.

         o Shutdown costs including those costs that are necessary to prepare the plant facilities for closure.

         o Additional costs to be incurred after shutdown including lease obligations or termination costs, utilities and property taxes.

         o Write-downs of property, plant and equipment and other assets primarily related to asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

         Plant closing and other nonrecurring costs charged to operations during the first three quarters of 2000 are summarized in the following chart:


 (in 000s)                                            FIRST     SECOND      THIRD
                                                     QUARTER    QUARTER    QUARTER     TOTAL
                                                     --------   --------   --------   --------
Cash charges:
     Workforce reduction costs ...................   $  1,025   $    727   $    424   $  2,176
     Shutdown costs ..............................        564         --         --        564
     Lease obligations after shutdown ............         95         --         --         95
     Other .......................................         90         69         --        159
                                                     --------   --------   --------   --------
Total cash charges ...............................      1,774        796        424      2,994
Non-cash charges:
     Write down of inventory and property,
     plant and equipment .........................         --        394         --        394
                                                     --------   --------   --------   --------

Total ............................................   $  1,774   $  1,190   $    424   $  3,388
                                                     ========   ========   ========   ========

         Set forth in the following chart are the types and amounts of charges that were recognized as accrued expenses, along with cash payments made against such accruals during 2000:

                                                                     NINE MONTHS ENDED
                                            ACCRUED CHARGES          SEPTEMBER 30, 2000                ACCRUED CHARGES
                                                  AT          -----------------------------------             AT
                                           DECEMBER 31, 1999       CHARGES            PAYMENTS       SEPTEMBER 30, 2000
                                           -----------------  ----------------   ----------------    ------------------
(in 000s)
Cash charges:
    Workforce reduction costs ..........   $          3,073   $          2,176   $         (3,319)   $          1,930
    Shutdown costs .....................                468                564               (605)                427
    Lease obligations after shutdown ...                438                 95               (287)                246
    Other ..............................                 40                159               (191)                  8
                                           ----------------   ----------------   ----------------    ----------------
Total ..................................   $          4,019   $          2,994   $         (4,402)   $          2,611
                                           ================   ================   ================    ================


         There have not been significant adjustments to any plan and the majority of future cash requirements to reduce the liabilities under the plans are expected to be completed within one year.

         Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrued costs in 1999 and 2000 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisitions of Broughton Foods, Nature's Best, New England Dairies and Southern Foods. Production from these plants was moved to our other facilities.

         The principal components of the plans include the following:

         o Workforce reduction as a result of plant closings including an overall reduction of 282 plant personnel. The costs incurred to date have been charged against our acquisition liabilities for these costs. All except 36 employees had been terminated as of September 30, 2000.

         o Shutdown costs including those costs that are necessary to clean and prepare the plant facilities for closure. Additional costs to be incurred after shutdown include lease obligations or termination costs, utilities and property taxes.

         Set forth in the following chart are the types and amounts of costs that were recognized as accrued expenses, along with cash payments made against such accruals during 2000:

                                                                 NINE MONTHS ENDED
                                       ACCRUED CHARGES           SEPTEMBER 30, 2000               ACCRUED CHARGES
                                              AT          -----------------------------------            AT
                                      DECEMBER 31, 1999       ACCRUALS           PAYMENTS        SEPTEMBER 30, 2000
                                      -----------------   ----------------   ----------------    ------------------
(in 000s)
Cash charges:
    Workforce reduction costs .....   $            624   $          1,268   $           (641)   $          1,251
    Shutdown costs ................                332              9,735               (498)              9,659
                                      ----------------   ----------------   ----------------    ----------------
Total .............................   $            956   $         11,103   $         (1,139)   $         10,820
                                      ================   ================   ================    ================


10.      SUBSEQUENT EVENTS

         On November 2, 2000, our Board of Directors increased the authorized amount of our open market share repurchase program by $100 million, increasing the total to $500 million. During the fourth quarter of this year, through November 6, 2000, we have repurchased 40,000 shares of our common stock for a total purchase price of approximately $2.0 million pursuant to our open market share repurchase program. As of November 6, 2000, $107.5 million was available for spending under this program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese and yogurt. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee, and have a 43.1% interest in Consolidated Container Holdings, LLC, one of the largest rigid plastic container manufacturers in the United States.

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales (dollars in thousands):


                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------
                                                  2000                       1999
                                         ----------------------     -----------------------
                                                        % OF                       % OF
                                          DOLLARS     NET SALES      DOLLARS     NET SALES
                                         ----------   ----------    ----------   ----------
Net sales ............................   $1,439,947        100.0%   $1,082,060        100.0%
Cost of sales ........................    1,085,627         75.4       834,410         77.1%
                                         ----------   ----------    ----------   ----------
Gross profit .........................      354,320         24.6       247,650         22.9

Operating expenses:
     Selling and distribution ........      202,371         14.1       134,257         12.4
     General administrative ..........       43,035          3.0        34,411          3.2
     Amortization of intangibles .....       13,495          0.9         8,732          0.8
     Plant closing and other costs ...          424          0.0         3,520          0.3
                                         ----------   ----------    ----------   ----------
       Total operating expenses ......      259,325         18.0       180,920         16.7
                                         ----------   ----------    ----------   ----------
Operating income .....................   $   94,995          6.6%   $   66,730          6.2%
                                         ==========   ==========    ==========   ==========




                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------------
                                                  2000                        1999
                                         -----------------------    -----------------------
                                                        % OF                       % OF
                                           DOLLARS    NET SALES       DOLLARS    NET SALES
                                         ----------   ----------    ----------   ----------
Net sales ............................   $4,268,442        100.0%   $3,354,090        100.0%
Cost of sales ........................    3,213,745         75.3     2,610,932         77.8
                                         ----------   ----------    ----------   ----------
Gross profit .........................    1,054,697         24.7       743,158         22.2

Operating expenses:
     Selling and distribution ........      602,297         14.1       380,445         11.4
     General administrative ..........      135,235          3.2       115,248          3.4
     Amortization of intangibles .....       39,153          0.9        28,709          0.9
     Plant closing and other costs ...        3,388          0.1         8,191          0.2
                                         ----------   ----------    ----------   ----------
       Total operating expenses ......      780,073         18.3       532,593         15.9
                                         ----------   ----------    ----------   ----------
Operating income .....................   $  274,624          6.4%   $  210,565          6.3%
                                         ==========   ==========    ==========   ==========



         On July 2, 1999 we sold our U.S. packaging operations to Consolidated Container Holdings LLC, in exchange for cash and a 43.1% interest in Consolidated Container Holdings LLC. We account for our investment in Consolidated Container Holdings, LLC under the equity method of accounting. As a result, for periods subsequent to July 2, 1999, the sales and operating expenses of Consolidated Container Holdings, LLC are no longer included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

         Third Quarter and Year-to-Date 2000 Compared to Third Quarter and Year-to-Date 1999

         Net Sales -- Net sales increased 33.1% to $1.44 billion in the third quarter of 2000 from $1.08 billion in the third quarter of 1999. For the nine month period ending September 30, net sales increased 27.3% to $4.27 billion in 2000 from $3.35 billion in 1999. Excluding $245 million in revenues recorded by our U.S. packaging operations in 1999, sales increased $1.16 billion or 37.3% in the first nine months of 2000. This increase was primarily due to acquisitions.

         Cost of Sales -- Our cost of sales ratio was 75.4% in the third quarter of 2000 compared to 77.1% in the same period in 1999, and 75.3% for the first nine months of 2000 compared to 77.8% for the same period of 1999. This ratio improved during the third quarter of 2000 due to improved performance at dairies owned more than twelve months, especially at our Morningstar subsidiary, and because Southern Foods Group, L.P., acquired effective January 1, 2000, has a lower cost of sales ratio than our existing dairies. For the first nine months of 2000, the cost of sales ratio improved for the same reasons, in addition to lower raw material costs in the first quarter of 2000.

         Operating Costs and Expenses -- Our operating expense ratio was 18.0% in the third quarter of 2000 compared to 16.7% in the third quarter of 1999, and 18.3% in the first nine months of 2000 compared to 15.9% in the same period of 1999.

This ratio increased due to

         o higher distribution costs at Southern Foods Group, L.P. as a result of their extensive direct store delivery routes in rural areas,

         o        higher marketing expenses in 2000 related to new products, and

         o increased distribution costs in 2000 because of higher fuel costs.

         These cost increases were partly offset by a $3.6 million pre-tax gain in the second quarter of 2000 related to the curtailment of certain defined benefit plans.

         Operating Income -- Operating income in the third quarter of 2000 was $95.0 million, an increase of 42.4% from third quarter 1999 operating income of $66.7 million. For the nine month period ended September 30, operating income increased 30.4% to $274.6 million in 2000 from $210.6 million in 1999. Excluding operating income of $34.7 million generated by our U.S. packaging operations in 1999, our operating income in the first nine months of 2000 increased $98.7 million or 56.1%. Our operating income margin increased to 6.6% in the third quarter of 2000 compared to 6.2% in 1999. Excluding the contribution of our U.S. packaging operations in 1999, our operating margin increased to 6.4% in the first nine months of 2000 compared to 5.7% in 1999. This increase is due to

         o a significant reduction in raw milk costs during the first quarter of 2000,

         o improved performance at dairies owned more than twelve months, and

         o higher margins at Southern Foods Group, L.P., partly offset by higher operating expenses.

         Other (Income) Expense -- Interest expense increased to $29.0 million in the third quarter of 2000 from $8.4 million in 1999, and increased to $83.1 million in the first nine months of 2000 from $39.6 million in the same period of 1999. These increases are due to additional debt used to finance acquisitions and stock repurchases, and higher interest rates. Financing charges on preferred securities decreased to $8.4 million in the third quarter of 2000 from $9.6 million in 1999, and decreased to $25.2 million in the first nine months of 2000 from $28.9 million in 1999. This reflects the redemption of $100.0 million of 5.0% preferred securities held by Dairy Farmers of America in connection with our acquisition of Southern Foods Group, L.P.

         Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container Company, LLC, amounted to $5.2 million in the third quarter of 2000 and $10.6 million in the first nine months of 2000. During the third quarter of 1999 we reported $4.7 million from our investment in Consolidated Container Company, LLC.

         Income Taxes -- Income tax expense was recorded at an effective rate of 37.9% in the third quarter of 2000 compared to 38.4% during the third quarter of 1999, and at an effective rate of 38.0% in the first nine months of 2000 compared to 38.6% during the same period of 1999. This decrease was a result of the sale of our U.S. packaging operations, which had a higher effective tax rate than our dairy operations, and of certain tax saving initiatives implemented during the fourth quarter of 1999 and the first quarter of 2000.

         Minority Interest -- Minority interest in earnings increased to $8.2 million in the third quarter of 2000 from $2.2 million in 1999, and increased to $25.3 million in the first nine months of 2000 compared to $6.5 million in 1999. Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America into which we contributed our domestic fluid dairy operations and DFA contributed the operations of Southern Foods Group, L.P. Dairy Farmers of America received a 33.8% ownership interest which is shown as a minority interest on our consolidated financial statements. During 1999, minority interest in earnings consisted primarily of DFA's ownership interests in two smaller joint ventures: Suiza GTL, LLC and Land-O-Sun, LLC.

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

RECENT DEVELOPMENTS

         Stock Repurchase Program

         Our Board of Directors has authorized an open market share repurchase program of our common stock. Our Board of Directors increased the authorized amount of the program by $100 million to $500 million on November 2, 2000. Between January 1, 2000 and November 7, 2000 we repurchased 3,281,865 shares of our common stock for a total purchase price of $148.4 million. For more information about our stock repurchase program, please see Notes 7 and 10 to our Condensed Consolidated Financial Statements contained in this report.

         Investment in Dairy.com

         On July 28, 2000, we announced our investment in Dairy.com, a business-to-business online vertical exchange focused specifically on serving the dairy industry.

         Securitization of Receivables

         On June 30, 2000, we completed the securitization of $150 million of receivables. Pursuant to this transaction, we have pledged these receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In return, we obtained $150 million in proceeds which we distributed to our subsidiaries, Suiza Dairy Group, L.P. and Morningstar Foods, Inc. Suiza Dairy Group, L.P. used its proceeds to pay down higher cost borrowings under its credit facility.

         Completed Acquisitions

         We have completed five acquisitions during 2000, including:

         o Southern Foods (January 2000). Southern Foods Group, L.P., the third largest dairy processor in the United States, had 30 plants in 12 states at the time of our acquisition and net sales of approximately $1.3 billion in 1999. We acquired Southern Foods Group, L.P. pursuant to a joint venture with Dairy Farmers of America.

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

         We have also made two other small acquisitions to date in 2000, including a dairy in Colorado during August and a water business in the northeastern United States during January.

         Sale of Our European Packaging Operations

         On March 3, 2000, we sold Ferembal S.A., our French packaging subsidiary, and effective May 2, 2000, we sold Dixie Union GmbH & Co. KG, our German packaging subsidiary. Our only remaining packaging investment is our approximately 43% minority investment in Consolidated Container Holdings, LLC.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had total stockholders' equity of $564.4 million, total indebtedness of $1.37 billion (including long-term debt and the current portion of long-term debt) and $583.9 million of mandatorily redeemable convertible trust issued preferred securities. We are currently in compliance with all covenants and financial ratios contained in our debt agreements.

         Cash Flow

         Net cash provided by operating activities was $191.6 million for the first nine months of 2000 as contrasted to $238.4 million for the first nine months of 1999. This decrease was primarily due to the use of cash to fund a change in working capital. Investing activities in the first nine months of 2000 included approximately $86.3 million in capital expenditures and $286.1 million of cash paid for acquisitions and investments, partly offset by $89.0 million in net proceeds from divestitures.

         Current Debt Obligations

         In connection with our acquisition of Southern Foods Group, L.P. effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities. For more information about this transaction and about the terms of these facilities, including scheduled principal payments, please see Note 4 to our Condensed Consolidated Financial Statements contained in this report.

         At September 30, 2000 Suiza Dairy Group, L.P. had outstanding borrowings of $1.13 billion under its credit facility. In addition, $21.6 million of letters of credit secured by the Suiza Dairy Group, L.P. credit facility were issued but undrawn. As of September 30, 2000, up to $462.6 million was available for future borrowings under Suiza Dairy Group, L.P.'s credit facility, subject to satisfaction of certain conditions contained in the loan agreement.

         At September 30, 2000 we had no funds outstanding under our new parent-level senior credit facility; however $4.0 million of letters of credit secured by that facility were issued but undrawn. At September 30, 2000 approximately $296.0 million was available for future borrowing under our new parent-level senior credit facility.

         At September 30, 2000, we had $150 million of outstanding borrowings secured by our receivables.

         As of November 6, 2000 the outstanding balance on our Suiza Dairy Group credit facility was approximately $1.07 billion, and $17.8 million of letters of credit secured by this senior credit facility were issued but undrawn. On the same date, there was no debt outstanding under our parent-level senior credit facility, and $4.0 million of letters of credit secured by that facility were issued but undrawn.

         Future Capital Requirements

         We intend to spend a total of approximately $140.0 million in capital expenditures for our existing manufacturing facilities and distribution capabilities during 2000, of which $86.3 million has been spent to date. All capital expenditures to date this year have been funded using cash flow from operations. We expect to fund any remaining capital expenditures using cash flow from operations.

         We expect that cash flow from operations will be sufficient to meet our ordinary requirements for our existing businesses for the remainder of 2000 and for the foreseeable future. In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Pursuant to our agreement with Dairy Farmers of America, any acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group, L.P. except in certain unusual circumstances. Therefore, any such acquisitions will be funded under the Suiza Dairy Group, L.P. senior credit facility or through other types of debt and/or equity financing. Working capital requirements for Suiza Dairy Group, L.P. and its subsidiaries not satisfied by cash flow from operations will also be funded through this facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through the parent senior credit facility or through other types of debt and/or equity financing. We believe that we have the ability to secure adequate financing for all of our future capital requirements.

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

RISK FACTORS

         This report contains certain statements about our future that are not statements of historical fact. These statements are found in the portions of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." You can identify these statements by terminology such as "may," "will," "should," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

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

         We Could Be Adversely Affected by Changes in Regulations

         Under the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. These prices, which are calculated by economic formula based on supply and demand, vary depending on the type of product manufactured using the raw milk. In New England, the Northeast Dairy Compact Commission sets a minimum price for milk independent of the price set by the federal milk marketing orders. The price we pay for raw milk in New England currently exceeds the price we pay for raw milk in other parts of the country. Several other states have considered adopting compacts among milk producers which would establish minimum prices paid by milk processors, including us, to raw milk producers in those states. We do not know whether new compacts will be authorized by Congress or, if authorized, the extent to which these compacts would increase the prices we pay for raw milk.

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

         We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

         As of September 30, 2000, we had outstanding debt and other financial obligations of approximately $1.96 billion compared to our stockholders' equity of $564.4 million.

         As of September 30, 2000, up to $462.6 million was available for future borrowings under Suiza Dairy Group, L.P.'s senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $296.0 million was available for borrowing under the parent level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and related debt service obligations

         o limit our ability to obtain additional financing in the future without obtaining prior consent,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         We have interest rate derivative agreements in place, including interest rate swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group, L.P. credit facility.

         The following table summarizes our various interest rate agreements as of September 30, 2000:


          TYPE               INTEREST RATE LIMITS          NOTIONAL AMOUNTS                EXPIRATION DATE
-------------------------   ----------------------     ------------------------       --------------------------
Swaps...................        6.03% to 6.14%           $ 100.0 million                           December 2000
                                                           250.0 million                           December 2002
                                                            25.0 million                           December 2003
Collars.................       6.08% and 7.50%             100.0 million              December 2002 to June 2003


         These derivative agreements provide hedges for loans under Suiza Dairy Group, L.P.'s credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group, L.P. credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write-off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group, L.P. credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense.

         The following table summarizes certain additional interest rate swap agreements intended to provide hedges against variable interest rate exposure on loans under Suiza Dairy Group, L.P.'s credit facility. These agreements will become effective January 2, 2001.

                INTEREST RATE LIMITS          NOTIONAL AMOUNTS               EXPIRATION DATE
              -------------------------     ----------------------        ---------------------
                  6.45%                         $275.0 million                December 2001
                  6.69%                          100.0 million                December 2004
                  6.69% to 6.74%                 100.0 million                December 2005
                  6.775%                          75.0 million                December 2006

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 4 - Foreign Subsidiary Term Loan. The following table summarizes these agreements:

     EFFECTIVE DATE           INTEREST RATE LIMITS               NOTIONAL AMOUNTS                  EXPIRATION DATE
-------------------------    -----------------------    -----------------------------------     ----------------------
November 23, 2000                    5.54%              1,500,000,000 pesetas                       November  2003
                                                        (approximately $7.7 million as of
                                                        November 6, 2000)

November 23, 2000                     5.6%              2,000,000,000 pesetas                       November  2004
                                                        (approximately $10.3 million as
                                                        of November 6, 2000)

         We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

         A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2000, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Prior to our acquisition of West Lynn Creamery in June 1998, West Lynn Creamery had paid rebates to certain of its customers pursuant to a rebate program established many years ago (the "Rebate Program"). The United States Department of Justice (the "DOJ"), through the U.S. attorney for Boston, is investigating this Rebate Program. The investigation was initiated by the DOJ because of allegations made by one or more of West Lynn's customers that West Lynn conspired with or aided these customers in evading payment of their federal income taxes through the use of the Rebate Program. We are fully cooperating with the DOJ's investigation of the Rebate Program. If the DOJ finally concludes that West Lynn Creamery failed to comply with any federal statute, it could bring criminal charges against West Lynn Creamery or one of our other subsidiaries. Alternatively, West Lynn Creamery or one of our other subsidiaries may enter into a criminal or a civil agreement with the DOJ in order to resolve this matter. In either event, we could be required to pay fines and/or penalties which could be material. At this time, we do not know when or how this investigation ultimately will be resolved or the amount of any potential liability, nor do we know whether any potential liability can be recovered from the former owners or agents of West Lynn Creamery.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         10.1 Amendment No. 1 to Credit Agreement between Suiza Foods Corporation and certain lenders party thereto

         10.2 First Amendment to Credit Agreement between Suiza Dairy Group, L.P. and certain lenders party thereto

         10.3     Amended and Restated Employee Stock Purchase Plan

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

Date:  November 10, 2000

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                                DESCRIPTION
   ------                                -----------
     10.1       Amendment No. 1 to Credit Agreement between Suiza Foods
                Corporation and certain lenders party thereto

     10.2       First Amendment to Credit Agreement between Suiza Dairy
                Group, L.P. and certain lenders party thereto

     10.3       Amended and Restated Employee Stock Purchase Plan

     11         Statement re computation of per share earnings

     27         Financial Data Schedules