Form 10-K405
period 2000-12-31
SUIZA FOODS CORP
filed 2001-04-02
CIK 931336

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

                              2515 MCKINNEY AVENUE
                                   SUITE 1200
                               DALLAS, TEXAS 75201
                                 (214) 303-3400
          (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

                                   ----------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                 ON WHICH REGISTERED
   ----------------------------                          -----------------------
   Common Stock, $.01 par value                          New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 19, 2001, based on the $48.45 per share closing price for the Company's common stock on the New York Stock Exchange, was approximately $1.2 billion.

    The number of shares of the Registrant's common stock outstanding as of March 19, 2001 was 27,455,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2001 (to be filed) are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS


                                                                                                           PAGE
                                                                                                           ----
                                                      PART I

1      Business...........................................................................................   1
2      Properties.........................................................................................  13
3      Legal Proceedings..................................................................................  14

                                                      PART II

5      Market for Our Common Stock and Related Matters....................................................  14
6      Selected Financial Data............................................................................  16
7      Management's Discussion and Analysis of Financial Condition and Results of Operations..............  17
7A     Quantitative and Qualitative Disclosures About Market Risk.........................................  22
8      Consolidated Financial Statements..................................................................  23

                                                     PART III

10     Directors and Executive Officers...................................................................  25
11     Executive Compensation.............................................................................  25
12     Security Ownership of Certain Beneficial Owners and Management.....................................  25
13     Certain Relationships and Related Transactions.....................................................  25

                                                      PART IV

14     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................  26

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

    We entered the dairy business in December 1993 when we acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We have grown our dairy business rapidly, primarily through a focused acquisition strategy. Since our acquisition of Suiza Dairy in 1993, we have completed 43 dairy acquisitions, including seven during 2000.

For information about significant acquisitions during 2000, see "-Developments Since January 1, 2000 - Acquisitions" below. Primarily as a result of our acquisition strategy in the dairy industry, we are now the largest manufacturer and distributor of dairy products in the United States.

    We completed our initial public offering in April 1996. Initially our common stock was traded in the Nasdaq National Market. In January 1997 we completed a second public offering. Our common stock began trading on the New York Stock Exchange in March 1997.

    In August 1997 we acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers, in connection with our acquisition of a dairy company related to Franklin Plastics. We then began acquiring other companies in the plastic container business including Continental Can in May 1998. By the end of 1998 we had built one of the largest plastic packaging companies in the United States.

    In April 1998 we sold our packaged ice operations in order to focus our resources on our dairy and packaging operations.

    In July 1999, having made a decision to further focus our resources on our core dairy business, we sold our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a 43.1% interest in the purchaser. In March and May 2000 we sold the European packaging operations that we acquired as part of our acquisition of Continental Can. Our only remaining packaging investment is our 43.1% interest in Consolidated Container Company.

    The following timeline graphically depicts our history:

         ------------------------------------------------------------------
         |            acquisitions of packaged ice companies              |
         |                                                                |
                      Dec           Apr       Jan          Aug           Apr              Jul              May
       1988          1993          1996      1997         1997          1998             1999             2000
       --o-------------o-------------o---------o------------o-------------o----------------o----------------o--------
     Commenced      entered         IPO      second      entered    sold packaged  sold U.S. plastic     Completed
     operations      dairy                   public     packaging   ice business       packaging      divestitures of
     - packaged     business                offering     industry                      operations        European
        ice           with                                   |                              |            packaging
     operations    purchase of                               |                              |           businesses
        only       Suiza Dairy                               |                              |
                       |                                     -------------------------------
                       |                                     acquisitions of packaging companies
                       -------------------------------------------------------------------------------------------------------->
                                              acquisitions of dairy companies

DEVELOPMENTS SINCE JANUARY 1, 2000

Acquisitions

    We have completed seven acquisitions since January 1, 2000 including, among others:

    o Southern Foods (January 2000). Southern Foods Group, the third largest dairy processor in the United States, had 30 plants in 12 states at the time of the acquisition and net sales of approximately $1.3 billion in 1999. We acquired Southern Foods Group pursuant to a joint venture with Dairy Farmers of America.

    o Leche Celta (February 2000). Leche Celta, the fourth largest dairy processor in Spain, had net sales of approximately $150 million in 1999. Leche Celta has three plants located in the Galicia and Cantabria regions of Spain, and produces primarily ultra-high temperature dairy products. We currently own a 75% interest in this business, and it is currently our only operation outside the United States.

    o Valley of Virginia (February 2000). Valley of Virginia Cooperative Milk Producers Association, an agricultural marketing cooperative with dairy processing plants in Springfield and Mt. Crawford, Virginia, had net sales of approximately $209 million in 1999.

    o Schenkel's All Star Dairy (December 2000). Schenkel's All Star Dairy, based in Huntington, Indiana, manufactures and sells a full line of dairy products throughout Indiana and the contiguous states. Schenkel's All Star Dairy had net sales of approximately $73.0 during fiscal year 1999.

    Primarily as a result of acquisitions, we increased our net sales from $4.48 billion for the year ended December 31, 1999 to $5.76 billion for the year ended December 31, 2000.

Other Events

    Other important events since January 2000 include the following:

    o   Between January 1, 2000 and March 5, 2001 we repurchased approximately
        3.4 million shares of our common stock under our open market share repurchase program for a total purchase price of approximately $154.6 million.

    o In January 2000 we expanded the test market of our value-added line of milks, including kidsmilk(R) and fitmilk(R), to approximately 1,000 stores in New England and Michigan and in February 2000 we launched SunSoy(TM), a non-dairy, lactose-free, cholesterol-free soymilk enriched with calcium and vitamins.

    o During the first half of 2000 we sold the European packaging businesses that we acquired as part of Continental Can.

    o In September 2000, we formed a strategic partnership with Hershey Foods pursuant to which our Morningstar Foods subsidiary will manufacture, sell and distribute products under the Hershey's brand, and we launched our first three products under the partnership including Hershey's Fat Free Chocolate Milk, 2% Reduced Fat Chocolate Milk and 2% Reduced Fat Strawberry Milk, all of which are now distributed nationally.

    o During 2000, we took a leadership role in the development and formation of dairy.com, the first business-to-business online vertical exchange focused specifically on bringing farmers, farm cooperatives, processors and manufacturers together in an electronic marketplace for the exchange of goods and services, supply chain efficiency tools and dairy farm optimization tools.

    o During the second quarter of 2000, we closed and fully funded a receivable-backed loan in the amount of $150 million, and used the proceeds to pay down higher-cost debt.

    o We furthered our overall integration and cost reduction strategy during 2000 by closing three plants and reducing our workforce accordingly. We also re-distributed manufacturing capacity between our business segments, allowing our business units to better serve our customers, while at the same time enabling them to operate more efficiently as they concentrate on their core businesses. As a result of these manufacturing re-alignment activities and certain management reporting changes effected during 2000, we now have two reportable business segments, including Suiza Dairy Group and Morningstar Foods.

    For more information about our receivable-backed loan, our stock repurchases and our integration and cost reduction activities, please see Notes 11, 13 and 17, respectively, to our Consolidated Financial Statements.

    The following chart is a general representation of our current corporate structure:

                                    [CHART]

CURRENT BUSINESS STRATEGY

    We are focused on maximizing shareholder value primarily through the following strategies:

Increasing Sales

    We intend to grow sales in our existing businesses by combining excellent product quality and customer service with our unparalleled geographic reach to provide unmatched service and convenience to our customers. Also, we intend to expand our product offerings through innovation because we believe that innovation is key to growing both our sales and overall consumption of dairy products.

Taking Advantage of Our Scale

    We intend to:

    o continue to vigorously pursue economies of scale in purchasing and product development,

    o continue to reduce manufacturing costs and increase product quality through the integration of manufacturing operations into more specialized, scale-efficient facilities, and

    o continue to reduce expenses by eliminating duplicative administrative costs.

Enhancing Operating Profit Margin and Free Cash Flow

    We continue to seek profit margin improvements through integration and cost reduction initiatives, and increased sales of higher-margin products. Also, we seek to increase free cash flow primarily through a disciplined capital expenditure strategy and effective management of working capital.

Expanding With Our Customers

    We will continue to pursue acquisitions because we believe that in order to win and retain customers in the consolidating retail sector it is critical not only that we have excellent product quality and customer service but also that we are able to distribute our products wherever our customers have operations. In addition, acquisitions may help to further reduce our distribution costs or enable us to quickly expand our product lines or technological capabilities. In February of 2000, we completed the acquisition of a Spanish dairy processor, and we may pursue one or more additional international acquisitions.

INDUSTRY OVERVIEW

    The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and little to no growth in the demand for fresh milk products. For the last several years, the dairy industry has been in the process of consolidating. As the industry has consolidated, large regional dairy processors have emerged.

    Consolidation has tended to raise efficiencies in the typically low-margin dairy industry. However, consumption of dairy products remains flat and has even declined in some regions of the country. We believe that the consolidation trend will continue as dairy processors continue to seek to better serve their customers. Also, we believe that innovation will become increasingly important as processors seek to increase consumption, sales and margins through product differentiation and branding.

BUSINESS SEGMENTS

Suiza Dairy Group

    We sell primarily fresh dairy products through Suiza Dairy Group, with our product mix weighted heavily toward fluid milk, including flavored milks and buttermilk. Other products that we sell through Suiza Dairy Group include:

    o   ice cream and novelties,

    o   half-and-half and whipping cream,

    o   condensed milk,

    o   cottage cheese,

    o   sour cream,

    o   yogurt,

    o   dips,

    o   coffee creamers,

    o   juice and juice drinks, and

    o   water.

    Suiza Dairy Group operates its business in a generally decentralized manner organized by geographic region, including the Northeast region, the Southeast region and the Southwest region. We have established a strong presence in each of our regions. Suiza Dairy Group manufactures its products in 67 plants in 29 states. For more information about plants in the Suiza Dairy Group regions, see "Properties."

    Primarily due to the highly perishable nature of its products, Suiza Dairy Group delivers most of its products directly from its plants or distribution warehouses to its customers in trucks that we own or lease. This form of delivery is called a "direct store delivery" or "DSD" system. We believe that we have one of the most extensive refrigerated DSD systems in the United States, with over 4,300 delivery routes across the United States. Using its DSD system, Suiza Dairy Group also acts as distributor for certain other manufacturers of refrigerated products in certain parts of the country.

    Suiza Dairy Group sells its products through internal regional sales forces to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, institutional food service, gas stores, schools, restaurants and hotels. Suiza Dairy Group's customer base is large, and we are not dependent on any single customer. Suiza Dairy Group's sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

    In 2000, Suiza Dairy Group manufactured and marketed approximately two thirds of its dairy products under its proprietary and licensed brand names. The remaining one third of Suiza Dairy Group's products were manufactured and sold on a private-label (or "customer brand") basis for customers. Proprietary brands used in Suiza Dairy Group include the following regional brands: Adohr Farms(R), Barbe's(R), Broughton(R), Brown's Dairy(R), Country Fresh(R), Dairy Gold(R), Dairymens(R), Lehigh Valley Farms(R), Meadow Gold(R), Model Dairy(TM), Natural by Garelick Farms(R), Oak Farms(R), Robinson(R), Schenkel's All Star Dairy(TM), Schepps(R), Shenandoah's Pride(R), Louis Trauth Dairy(R), Tuscan(R), Velda Farms(R) and West Lynn Creamery(R). Suiza Dairy Group also sells products, on a regional basis, under certain partner or licensed brands including Borden(R), Flav-O-Rich(R), Foremost(R) and Pet(R), and under our proprietary kidsmilk(R) and fitmilk(R) brands.

    Sales by Suiza Dairy Group to unaffiliated customers totaled $4.66 billion in 2000. For more financial information about Suiza Dairy Group, see Note 21 to our Consolidated Financial Statements.

Morningstar Foods

    Morningstar Foods sells primarily extended shelf life ("ESL") fluid, aerosol and other dairy and non-dairy products. Its product offerings include:

    o   dairy and non-dairy coffee creamers,

    o   flavored and unflavored ESL milks, lactose-free milks and soymilk,

    o   aerosol whipped topping,

    o   dairy and non-dairy frozen whipped topping,

    o   egg substitute, and

    o   cultured dairy products.

    Morningstar Foods markets and sells its products primarily on a national basis to a wide variety of retail, food service and dairy outlets and in several foreign countries through an internal sales force and independent brokers. Morningstar Foods' customer base is large, and it is not dependent on any single customer. Its specialty and long shelf-life products are delivered primarily by common carrier. Sales of some of these products are higher in the fourth quarter.

    Morningstar Foods manufactures its products in ten plants located across the United States. For more information about Morningstar Foods' manufacturing plants, see "Properties."

    In 2000, Morningstar Foods manufactured and marketed approximately 42% of its products under its proprietary and licensed brand names. The remaining 58% of Morningstar Foods' products were manufactured and sold on a private-label (or "customer brand") basis for customers. Proprietary brands used in Morningstar Foods include the following national brands: International Delight(R), Sun Soy(TM), Second Nature(R), Naturally Yours(R) and Mocha Mix(R). Morningstar Foods also sells products under certain partner or licensed brands including Lactaid(R) and Hershey's(R).

    Sales by Morningstar Foods to unaffiliated customers totaled approximately $704 million in 2000. For more financial information about Morningstar Foods, see Note 21 to our Consolidated Financial Statements.

Puerto Rico and International Operations

    We have a strong dairy operation on the island of Puerto Rico, operated under the name "Suiza Dairy." Suiza Dairy manufactures primarily fresh dairy products with its product mix weighted heavily toward fluid milk and juice drinks. We also have a small coffee roasting business in Puerto Rico.

    We have four plants across the island. For more information about our Puerto Rico properties, see "Properties." Suiza Dairy delivers its products through a DSD system. It sells its products through an internal sales force to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, corner bakeries, institutional food service, gas stores, schools, restaurants and hotels. In 2000, Suiza Dairy manufactured and marketed approximately 97% of its products under its proprietary brand names. The remaining three percent of Suiza Dairy's products were manufactured and sold on a private-label (or "customer brand") basis for customers.

    Our international dairy operations consist solely of our Spanish operations conducted through Leche Celta, in which we own a 75% interest. Leche Celta sells primarily ultra-high temperature ("UHT") fluid milk. Leche Celta manufactures its products in three plants located in the Galicia and Cantabria regions of Spain. For more information about Leche Celta's plants, see "Properties." Leche Celta delivers its products primarily through independent trucking companies delivering directly to our customers' warehouses. It sells its products through an internal sales force to a wide variety of customers, including mainly large and mid-size retailers. In 2000, Leche Celta manufactured and marketed approximately 75% of its products under its proprietary brands, and the remaining 25% under private-label brands for customers.

RESEARCH AND DEVELOPMENT

    The development of new products, packaging and manufacturing processes is an important part of our business. We utilize consumer research to test new products prior to market introduction and we are currently test marketing several new products and packaging innovations. While company-sponsored research and development is important to our operations, our total expenditures to date related to this function have not been material to our overall financial results.

RAW MATERIALS AND SUPPLY

    The primary raw material used in our operations is raw milk. We purchase a significant portion of our raw milk for our U.S. operations from Dairy Farmers of America, a large farmers cooperative and owner of 33.8% of Suiza Dairy Group. We have entered into various supply agreements with Dairy Farmers of America. Prices charged by Dairy Farmers of America under these contracts are competitive market prices. We also purchase raw milk from independent farmers and certain other farm co-operatives typically pursuant to contractual arrangements. Raw milk is generally readily available. After raw milk, cream (including butterfat) is our most used raw material. We use cream in the manufacture of creamers, ice cream and certain other dairy products. Although we produce a significant amount of cream in our fluid milk operations, we also purchase cream from unaffiliated third parties from time to time. Cream (including butterfat) is generally readily available. Other raw materials, such as coffee, juice concentrates, sweeteners, and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease depending on supply and demand. Also, the price of raw milk in the United States is regulated by the federal government through federal market orders and price support programs, and many state and other governments regulate raw milk pricing through their own programs. For more information about raw milk pricing in the United States, please see "Government Regulation -- Milk Industry Regulation." Prices of raw milk and cream can fluctuate widely.

COMPETITION

    Our businesses are highly competitive. We have many competitors in each of our major product, service and geographic markets.

    Competition in our businesses is based primarily on:

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

GOVERNMENT REGULATION

Public Health

    As a manufacturer and distributor of food products, we are subject to a number of food safety regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

    o regulates manufacturing practices for foods through its current good manufacturing practices regulations,

    o specifies the standards of identity for certain foods, including many of the products we sell, and

    o prescribes the format and content of certain information required to appear on food product labels.

    In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to numerous other regulations involving such matters as the licensing of dairy manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of dairy products.

    We use quality control laboratories in all of our manufacturing facilities to test raw milk and other ingredients and finished products. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe that our dairy facilities and manufacturing practices comply with all material government regulations.

Employee Safety Regulations

    We are subject to certain health and safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

Environmental Regulations

    We are subject to various environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an "extremely" hazardous substance pursuant to U.S. federal environmental laws due to its toxicity. Also, certain of our dairy facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our dairy subsidiaries are required to pay waste water surcharges or to construct waste water pretreatment facilities. To date, such waste water surcharges have not had a material effect on our consolidated financial statements.

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

Milk Industry Regulation

    Pursuant to the U.S. Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. These prices, which are calculated by economic formula based on supply and demand, vary depending on the type of product manufactured using the raw milk. In New England, the Northeast Dairy Compact Commission sets a minimum price for milk independent of the price set by the federal milk marketing orders. The price we pay for raw milk in New England currently exceeds the price we pay for raw milk in other parts of the country. Several other states have considered adopting compacts among milk producers which would establish minimum prices paid by milk processors, including us, to raw milk producers in those states. We do not know whether new compacts will be authorized by Congress or, if authorized, the extent to which these compacts would increase the prices we pay for raw milk. In Spain, the government has established a quota system regulating the amount of milk that can be sold by individual farmers and farm cooperatives which affects the manner in which we purchase raw milk, as well as the prices we pay for raw milk.

EMPLOYEES

    As of December 31, 2000 we employed over 18,000 people in the following categories:

                                                         NO. OF EMPLOYEES       % OF TOTAL
                                                         ----------------       ----------
                        Suiza Dairy Group............         15,597               85.3%
                        Morningstar Foods............          1,388                7.6
                        Other Operations.............          1,219                6.7
                        Corporate....................             73                0.4

RISK FACTORS

    This report contains statements about our future that are not statements of historical fact. Most of these statements are found in the portions of this report entitled "Current Business Strategy," "Government Regulation," "Industry Overview," "Raw Materials and Supply," "Liquidity and Capital Resources," "Known Trends and Uncertainties," and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

We May Have Difficulties Managing Our Growth

    We have expanded our operations rapidly in recent years. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including among others:

    o   inability to successfully integrate or operate acquired businesses,

    o inability to retain key customers of acquired or existing businesses, and

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

Our Failure to Successfully Compete Could Adversely Affect our Prospects and Financial Results

    Our business is subject to significant competition based on a number of factors. See "Competition." If we fail to successfully compete against our competitors, our business will be adversely affected.

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

Our Innovation Efforts May Not Succeed

    We have invested, or intend to invest, significant resources in product innovation in an effort to increase our sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation is a significant source of growth for our business because demand tends to be relatively flat, and we expect margins on non value-added dairy products to be compressed as our customer base consolidates. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If our innovation efforts do not succeed, we may not be able to continue to significantly increase sales or profit margins.

Our Raw Material and Supply Costs Could Increase

    The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. For more information about the pricing of raw milk, see "Raw Materials and Supply" and "Government Regulation -- Milk Industry Regulation". Prices of raw milk and cream can fluctuate widely over short periods of time. In many cases, we are not able to pass on the increased price of raw materials to our customers due primarily to timing problems. Therefore, volatility in the cost of our raw materials can adversely affect our performance.

    Also, because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of gasoline. We experienced increased fuel costs in 2000 as a result of increased fuel prices, and a continued increase in fuel prices could adversely affect our results of operations.

    Consolidated Container Company, in which we own a 43.1% interest, uses high density, polyethylene resin as its primary raw material. Due to recent increases in the cost of petroleum products, Consolidated Container incurred sharply increased costs for high density, polyethylene resin during 2000, which adversely affected its results of operations for 2000 and, accordingly, our 2000 earnings per share. Continued high costs for HDPE, or a further increase in those costs, could adversely affect Consolidated Container's results of operations, which would have an adverse impact on our earnings per share.

We Could Be Adversely Affected By Changes in Regulations

    Our operations are subject to federal, foreign, state and local governmental regulation. See "Government Regulation." While we believe that we are in compliance with all material governmental regulations, we cannot be certain what effect any future material noncompliance, or any material changes in these laws and regulations, including changes in the laws regulating minimum prices for raw milk, could have on our business.

Our Substantial Debt Could Adversely Affect Us and We Have Additional Borrowing Capacity

    As of March 19, 2001, we had substantial debt and other financial obligations, including the following, in addition to certain other subsidiary debt obligations:

    o $1.03 billion of indebtedness under the senior credit facility of Suiza Dairy Group,

    o   $599.9 million of 5.5% preferred securities,

    o   $174.7 million of indebtedness under the receivable-backed loan.

    As of March 19, 2001, we had approximately $562.4 million of borrowing capacity under our parent credit facility and the Suiza Dairy Group credit facility. We have pledged the stock of certain subsidiaries to secure our senior credit facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and related debt service obligations:

    o limit our ability to obtain additional financing in the future without obtaining prior consent,

    o require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

    o may limit our flexibility in planning for or reacting to changes in our business and market conditions,

    o   impose on us additional financial and operational restrictions, and

    o expose us to interest rate risk since a portion of our debt obligations are at variable rates.

    Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. A significant increase in interest rates could adversely impact our financial results. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies.

We May Be Subject to Product Liability Claims

    We sell food products for human consumption, which involves risks such as:

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

    Although we maintain quality control programs designed to address food quality and safety issues, an actual or alleged problem with the quality, safety or integrity of our products at any of our facilities could result in:

    o   product withdrawals,

    o   product recalls,

    o   remediation expenses,

    o   negative publicity,

    o   reduced demand for our products,

    o   temporary plant closings, and

    o   substantial costs of compliance or remediation.

    Any of these events could have a material and adverse effect on our financial condition, results of operations or cash flows.

Our Foreign Operations Bring Added Risk

    In February of 2000 we purchased a majority interest in a Spanish dairy processor. We have limited experience in managing a European dairy business. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in Spanish pesetas. Any substantial devaluation of the Spanish peseta could have a material adverse effect on our financial condition and results of operations.

Loss of or Inability to Attract Key Personnel Could Adversely Affect Our
Business

    Our success depends to a large extent on the skills, experience and performance of our key personnel. The loss of one or more of these persons could hurt our business. We do not maintain key man life insurance on any of our executive officers, directors or other employees. Also, we have experienced, and could continue to experience, some difficulty in attracting personnel due to the currently low unemployment rates in the United States. If we are unable to attract and retain key personnel, our business will be adversely affected.

Certain Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law Could Deter Takeover Attempts

    Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any such transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

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

ITEM 2. PROPERTIES

    Suiza Dairy Group currently conducts its manufacturing operations in the following plants:

                                      NUMBER
                 REGION              OF PLANTS           LOCATIONS OF PLANTS
                 ------              ---------           -------------------

            Northeast                    10           o Maine
                                                      o Massachusetts (3)
                                                      o New Jersey (2)
                                                      o New York
                                                      o Pennsylvania (2)
                                                      o Vermont

            Southeast                    19           o Florida (2)
                                                      o Illinois
                                                      o Indiana (2)
                                                      o Kentucky (2)
                                                      o North Carolina (3)
                                                      o Ohio (3)
                                                      o South Carolina (2)
                                                      o Tennessee
                                                      o Virginia (3)

            Southwest                    38           o Alabama
                                                      o California (4)
                                                      o Colorado (4)
                                                      o Hawaii (3)
                                                      o Idaho (2)
                                                      o Louisiana (3)
                                                      o Michigan (4)
                                                      o Mississippi
                                                      o Montana (3)
                                                      o Nebraska
                                                      o Nevada
                                                      o Oklahoma
                                                      o Tennessee
                                                      o Texas (7)
                                                      o Utah (2)

    Morningstar Foods currently conducts its manufacturing operations in plants in the following locations:

            o Tempe, Arizona
            o City of Industry, California
            o Gustine, California
            o Greeley, Colorado
            o Frederick, Maryland
            o Fraser, New York
            o Arlington, Tennessee
            o Sulphur Springs, Texas
            o Mt. Crawford, Virginia
            o Madison, Wisconsin

    Our Puerto Rico operation currently manufactures its products in plants in the following locations:

            o Aguadilla
            o Caguas
            o Lares
            o San Juan

    Our Spanish operation currently manufactures its products in plants in the following locations:

            o Pontedeume
            o Meira
            o Santander

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

    Our executive offices are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

ITEM 3. LEGAL PROCEEDINGS

    Prior to our acquisition of West Lynn Creamery in 1998, West Lynn Creamery paid rebates to certain of its customers pursuant to a rebate program conducted by West Lynn Creamery between 1992 and 1997 (the "Rebate Program"). As a result of allegations made by one or more of West Lynn's customers that West Lynn conspired with or aided these customers in evading payment of such customers' federal income taxes through the use of the Rebate Program, the United States Department of Justice (the "DOJ"), through the U.S. Attorney for Boston, conducted an investigation of this matter. We were not aware of the investigation at the time we acquired West Lynn Creamery. On March 30 of this year, we reached a final settlement of this matter with the DOJ, pursuant to which West Lynn Creamery will plead guilty to one charge of conspiracy to impede the collection of taxes by the Internal Revenue Service and will pay
$7.2 million to the government. We intend to seek recourse against the former owners of West Lynn Creamery, although there can be no assurance that we will be successful in our efforts. We do not expect any material loss of sales or other long-term adverse effects on our business as a result of this settlement.

    From time to time we are party to other legal proceedings that arise in the ordinary course of business. Except for the litigation described in the foregoing paragraph, we do not believe that the resolution of any currently pending legal proceedings will have a material adverse affect on our financial position, results of operations, cash flows or liquidity.

                                     PART II

ITEM 5. MARKET FOR OUR COMMON STOCK AND RELATED MATTERS

    Our common stock began trading in the Nasdaq National Market on April 17, 1996. Our common stock began trading on the New York Stock Exchange on March 5, 1997. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 19, 2001, there were approximately 375 record holders of our common stock.

                                                               HIGH           LOW
                                                             ---------     ---------
            1999:
              First Quarter ............................     $   50.25     $   32.56
              Second Quarter ...........................         41.88         29.63
              Third Quarter ............................         40.69         30.00
              Fourth Quarter ...........................         39.75         32.63
            2000:
              First Quarter ............................         44.88         36.00
              Second Quarter ...........................         49.00         37.81
              Third Quarter ............................         52.44         44.50
              Fourth Quarter ...........................         51.50         40.44
            2001:
              First Quarter (through March 19, 2001) ...         50.57         42.00

    We have never declared or paid a cash dividend on our common stock. We intend to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments, stock buybacks and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data as of and for each of the five years in the period ended December 31, 2000 has been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

                                                                                YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------------
                                                          2000            1999            1998            1997            1996
                                                      ------------    ------------    ------------    ------------    ------------
                                                                        (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Operating Data:
  Net sales .......................................   $  5,756,303    $  4,481,999    $  3,320,940    $  1,795,868    $  1,207,565
  Cost of sales ...................................      4,330,067       3,487,075       2,557,908       1,381,084         970,796
                                                      ------------    ------------    ------------    ------------    ------------
  Gross profit ....................................      1,426,236         994,924         763,032         414,784         236,769
  Operating costs and expenses:
    Selling and distribution ......................        812,274         518,962         376,928         209,271         123,161
    General and administrative ....................        182,570         148,009         112,169          58,708          44,352
    Amortization of intangibles ...................         52,441          38,513          31,479          14,916           7,675
    Plant closing, merger and other costs .........          3,388          12,566                          37,003             571
    Litigation settlement costs ...................          7,500
                                                      ------------    ------------    ------------    ------------    ------------
  Total operating costs and expenses ..............      1,058,173         718,050         520,576         319,898         175,759
                                                      ------------    ------------    ------------    ------------    ------------
  Operating income ................................        368,063         276,874         242,456          94,886          61,010
  Other (income) expense:
    Interest expense, net .........................        112,586          49,233          52,082          36,664          15,707
    Financing charges on trust issued preferred
     securities ...................................         33,595          38,584          30,213
    Equity in earnings of unconsolidated
      affiliates ..................................        (11,453)         (2,630)            (78)
    Other income, net .............................           (630)         (1,416)         (4,212)        (24,483)         (4,499)
                                                      ------------    ------------    ------------    ------------    ------------
  Total other expense .............................        134,098          83,771          78,005          12,181          11,208
                                                      ------------    ------------    ------------    ------------    ------------
  Income from continuing operations before
    income taxes ..................................        233,965         193,103         164,451          82,705          49,802
  Income taxes ....................................         90,303          75,463          59,823          43,375           2,939
  Minority interest in earnings ...................         29,911           8,813           1,559
                                                      ------------    ------------    ------------    ------------    ------------
  Income from continuing operations ...............        113,751         108,827         103,069          39,330          46,863
  Income (loss) from discontinued operations ......                                         (3,161)            717           2,315
                                                      ------------    ------------    ------------    ------------    ------------
  Income before extraordinary gain (loss) .........        113,751         108,827          99,908          40,047          49,178
  Extraordinary gain (loss) .......................          4,968             904          31,698         (11,283)         (2,215)
                                                      ------------    ------------    ------------    ------------    ------------
  Net income ......................................   $    118,719    $    109,731    $    131,606    $     28,764    $     46,963
                                                      ============    ============    ============    ============    ============
  Net income applicable to common stock ...........   $    118,719    $    109,731    $    131,369    $     28,464    $     46,661
                                                      ============    ============    ============    ============    ============
Basic earnings per common share:
  Income from continuing operations ...............   $       4.03    $       3.31    $       3.12    $       1.32    $       1.99
  Income (loss) from discontinued operations ......                                          (0.10)           0.02            0.10
  Extraordinary gain (loss) .......................            .18             .03            0.96           (0.38)          (0.10)
                                                      ------------    ------------    ------------    ------------    ------------
  Net income ......................................   $       4.21    $       3.34    $       3.98    $       0.96    $       1.99
                                                      ============    ============    ============    ============    ============
Diluted earnings per common share:
  Income from continuing operations ...............   $       3.68    $       3.11    $       2.90    $       1.25    $       1.90
  Income (loss) from discontinued operations ......                                          (0.08)           0.02            0.10
  Extraordinary gain (loss) .......................            .14             .02            0.76           (0.36)          (0.09)
                                                      ------------    ------------    ------------    ------------    ------------
  Net income ......................................   $       3.82    $       3.13    $       3.58    $       0.91    $       1.91
                                                      ============    ============    ============    ============    ============
Average common shares:
  Basic ...........................................     28,195,043      32,861,218      32,953,290      29,508,791      23,424,322
                                                      ============    ============    ============    ============    ============
  Diluted .........................................     36,671,264      42,858,492      41,965,564      31,348,591      24,491,899
                                                      ============    ============    ============    ============    ============
Other Data:
  Ratio of earnings to combined fixed charges and
   preferred stock dividends(1) ...................          2.58x           3.75x           3.36x           2.89x           3.38x
Balance Sheet Data (at end of period):
  Total assets ....................................   $  3,780,478    $  2,658,922    $  3,013,783    $  1,403,462    $    833,624
  Long-term debt(2) ...............................      1,353,269         712,068         932,969         828,659         455,880
  Mandatorily redeemable convertible trust issued
   preferred securities ...........................        584,032         683,505         682,938
  Total stockholders' equity ......................        598,832         583,972         655,771         359,310         213,854

----------

(1) For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represents income before income taxes plus fixed charges. "Fixed charges" consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense. Preferred stock dividends consist of dividends, adjusted to a pre-tax basis, on our Series A Preferred Stock, which we redeemed in 1998.

(2) Includes amounts outstanding under subsidiary lines of credit and the current portion of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese and yogurt. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee, and have holdings in the consumer goods packaging industry. We currently have two reportable business segments, including Suiza Dairy Group and Morningstar Foods.

RESULTS OF OPERATIONS

    The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                                             YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                           2000                       1999                       1998
                                                  -----------------------    -----------------------    -----------------------
                                                   DOLLARS      PERCENT       DOLLARS      PERCENT       DOLLARS      PERCENT
                                                  ----------   ----------    ----------   ----------    ----------   ----------
                                                                             (DOLLARS IN THOUSANDS)
Net sales .....................................   $5,756,303        100.0%   $4,481,999        100.0%   $3,320,940        100.0%
Cost of sales .................................    4,330,067         75.2     3,487,075         77.8     2,557,908         77.0
                                                  ----------   ----------    ----------   ----------    ----------   ----------
Gross profit ..................................    1,426,236         24.8       994,924         22.2       763,032         23.0
Operating costs and expenses:
  Selling and distribution ....................      812,274         14.1       518,962         11.5       376,928         11.4
  General and administrative ..................      182,570          3.2       148,009          3.3       112,169          3.4
  Amortization of intangibles .................       52,441          0.9        38,513          0.9        31,479          0.9
  Plant closing and other costs ...............        3,388          0.1        12,566          0.3
  Litigation settlement costs .................        7,500          0.1
                                                  ----------   ----------    ----------   ----------    ----------   ----------
Total operating costs and expenses ............    1,058,173         18.4       718,050         16.0       520,576         15.7
                                                  ----------   ----------    ----------   ----------    ----------   ----------
Operating income ..............................   $  368,063          6.4%   $  276,874          6.2%   $  242,456          7.3%
                                                  ==========   ==========    ==========   ==========    ==========   ==========

    During the first half of 2000, we sold our European packaging business. On July 2, 1999 we sold our U.S. plastic packaging operations to Consolidated Container Company, in exchange for cash and a 43.1% interest in Consolidated Container. This is our only remaining packaging investment. We account for our investment in Consolidated Container under the equity method of accounting. As a result, the sales and operating expenses of Consolidated Container subsequent to July 2, 1999 are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other Income and Expense").

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net Sales -- Net sales increased 28.4% to $5.76 billion during 2000 from $4.48 billion in 1999. Excluding the effect of our packaging operations, sales increased by $1.72 billion, or 43.1%, in 2000. Net sales for Suiza Dairy Group increased by $1.56 billion, or 50.2%, in 2000 compared to 1999 mainly due to acquisitions, particularly the acquisition of Southern Foods Group. Net sales for Morningstar Foods increased by $49.1 million, or 7.5%, in 2000 due to increased sales of higher priced products.

    Cost of Sales -- Our cost of sales ratio was 75.2% in 2000 compared to 77.8% in 1999. The cost of sales ratio for Suiza Dairy Group decreased to 75.9% in 2000 from 79.6% in 1999. This ratio improved due to improved performance at dairies owned more than twelve months, lower raw material costs and because Southern Foods Group, which we acquired effective January 1, 2000, has a lower cost of sales ratio than our existing dairies. The customer base of Southern Foods Group is somewhat different from our other dairies, which requires Southern Foods Group to charge higher prices to cover higher distribution costs. The cost of sales ratio for Morningstar Foods improved to 66.8% in 2000 from 69.0% in 1999 due to an increased emphasis on cost-savings initiatives, as well as increased sales of higher margin products.

    Operating Costs and Expenses -- Our operating expense ratio was 18.4% in 2000 compared to 16.0% in 1999. The operating expense ratio at Suiza Dairy Group was 17.9% in 2000 compared to 15.1% in 1999. This ratio increased due to higher distribution costs at Southern Foods Group as a result of their extensive direct store delivery routes in rural areas and due to increased distribution costs in 2000 because of higher fuel costs. These cost increases were partly offset by a $3.6 million pre-tax gain in the second quarter of 2000 related to the curtailment of certain defined benefit plans. Included in operating costs in Suiza Dairy Group in 2000 are plant closing costs of $2.1 million and litigation settlement costs of $7.5 million. For more information regarding the litigation settlement costs, see Note 3 to our Consolidated Financial Statements. In 1999, plant closing costs amounted to $8.7 million.

    The operating expense ratio at Morningstar Foods was 18.9% in 2000 compared to 18.2% in 1999. This ratio increased due to higher marketing expenses in 2000 related to new products. In 1999, plant closing costs amounted to $0.5 million.

    Operating Income -- Operating income in 2000 was $368.1 million, an increase of 32.9% from 1999 operating income of $276.9 million. Excluding the effect of our packaging operations, our operating income in 2000 increased $141.2 million or 62.3%. Our operating income margin increased to 6.4% in 2000 compared to 6.2% in 1999 (5.7% excluding the contribution of our packaging operations in 1999). Operating margin in Suiza Dairy Group improved to 6.2% in 2000 from 5.3% in 1999. This increase is due primarily to improved performance at dairies owned more than twelve months. Morningstar Foods' operating margin improved to 14.3% in 2000 from 12.8% in 1999 due to increased sales of higher margin products.

    Other Income and Expense -- Total other expense increased in 2000 by $50.3 million. Interest expense increased to $112.6 million in 2000 from $49.2 million in 1999. This increase is due to additional debt used to finance acquisitions and also as a result of higher interest rates. Financing charges on preferred securities decreased to $33.6 million in 2000 from $38.6 million in 1999 as a result of the redemption of $100.0 million of 5.0% preferred securities held by Dairy Farmers of America on January 1, 2000 in connection with our acquisition of Southern Foods Group.

    Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container Company, amounted to $11.5 million in 2000. These earnings included $0.8 million, representing our proportional share of a favorable adjustment to previously recorded restructuring charges at Consolidated Container Company. During 1999 we reported $2.6 million in income from investments in unconsolidated subsidiaries, primarily Consolidated Container Company.

    Income Taxes -- Income tax expense was recorded at an effective rate of 38.6% in 2000 compared to 39.1% during 1999. This decrease was a result of the sale of our U.S. packaging operations, which had a higher effective tax rate than our dairy operations, and certain tax saving initiatives implemented during 2000.

    Minority Interest -- Minority interest in earnings increased to $29.9 million in 2000 from $8.8 million in 1999. Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America into which we contributed our domestic fluid dairy operations and Dairy Farmers of America contributed the operations of Southern Foods Group and their interests in certain other joint ventures with us. Dairy Farmers of America received a 33.8% ownership interest in the joint venture, which is shown as a minority interest on our consolidated financial statements. During 1999, minority interest in earnings consisted primarily of Dairy Farmers of America's ownership interests in our joint ventures with them.

    Extraordinary Gain -- During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

    o A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

    o A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net Sales -- Our net sales increased by $1.16 billion or 35% in 1999 compared to 1998, primarily as a result of acquisitions. Excluding $244.9 million and $325.0 million in revenues recorded by our U.S. packaging operations in 1999 and 1998, respectively, sales increased $1.24 billion or 41.5%. Net sales for Suiza Dairy Group increased by $1.14 billion, or 58.2%, in 1999 compared to 1998 mainly due to acquisitions in the northeastern United States and to growth in our existing businesses. Net sales for Morningstar Foods increased by $43.4 million, or 7.1%, in 1999 primarily due to increased sales of higher priced products such as branded coffee creamers.

    Cost of Sales -- Our cost of sales ratio was 77.8% in 1999 compared to 77.0% in 1998. This ratio increased due to the sale of our U.S. packaging operations, which had a lower cost of sales ratio. The cost of sales ratio for Suiza Dairy Group was 79.6% in 1999 compared to 78.5% in 1998. This increase was due to higher costs of sales in newly acquired businesses. The cost of sales ratio for Morningstar Foods improved to 69.0% in 1999 from 72.4% in 1998 due to increased volume of higher margin branded products.

    Operating Costs and Expenses -- Our operating expense ratio was 16.0% in 1999 compared to 15.7% in 1998. The operating expense ratio at Suiza Dairy Group was 15.1% in 1999 compared to 14.2% in 1998. This increase was primarily the result of $8.7 million in plant closing and other costs. We incurred these plant closing and other costs in order to operate more efficiently. Excluding these charges, our operating expense ratio was equivalent to 1998 levels. The operating expense ratio at Morningstar Foods was 18.2% in 1999 compared to 16.6% in 1998. This ratio increased due to higher distribution and marketing expenses in 1999 and to plant closing costs of $0.5 million.

    Operating Income -- Our operating income in 1999 was $276.9 million, an increase of $34.4 million or 14.2% from 1998 operating income of $242.5 million. Our operating income margin decreased to 6.2% in 1999 from 7.3% in 1998. On a comparable basis, excluding

    o $12.6 million in plant closing and other nonrecurring charges in 1999, and

    o operating income of $36.2 million and $45.2 million generated by our U.S. packaging operations in 1999 and 1998, respectively,

our operating income in 1999 was $253.3 million, an increase of $56.0 million or 28.4% compared to 1998 operating income of $197.3 million. Making the same adjustments, our operating margin was 6.0% in 1999 compared to 6.6% in 1998. Operating margin in Suiza Dairy Group decreased to 5.3% in 1999 from 6.2% in 1998 due to the plant closing costs noted above and due to lower operating income margins at newly acquired companies. Dairies owned more than 12 months increased operating margins by 0.57%. Morningstar Foods' operating margin improved to 12.8% in 1999 from 11.0% in 1998 due to increased sales of higher margin products.

    Other Income and Expense -- Our interest expense decreased to $49.2 million in 1999 from $52.1 million in 1998 due to the elimination of approximately $500 million of debt following the sale of our U.S. packaging operations, partially offset by additional debt incurred to pay for acquisitions and stock repurchases totaling approximately $428.8 million. Financing charges on our trust issued preferred securities amounted to $38.6 million in 1999 compared to $30.2 million in 1998, reflecting a full year of these charges in 1999 as compared to only part of the year in 1998.

    Income from investments in unconsolidated affiliates, which was primarily related to our minority interest in Consolidated Container Company during the last two quarters of 1999, amounted to $2.6 million. These earnings were net of $4.9 million representing our proportional share of restructuring and other non-recurring charges related to the integration and rationalization of Consolidated Container Company's operations.

    Income Taxes -- Income tax expense was recorded at an effective rate of 39.1% for 1999 compared with 36.4% in 1998. The increase in the rate was due primarily to a lower of level of earnings in Puerto Rico in 1999, where we have the benefit of lower tax rates and higher foreign taxes from a full year of Continental Can foreign operations in 1999 compared to only 7 months in 1998.

    Discontinued Operations and Extraordinary Items -- In 1998, we reported a loss from discontinued operations of $3.2 million, net of an income tax benefit of $2.1 million, related to our packaged ice operations which were sold on April 30, 1998.

    Extraordinary items included:

    o the sale of our packaged ice business in April 1998 resulting in a $35.5 million gain, net of income tax expense of $22.0 million, and

    o the recording of a $3.8 million loss, net of an income tax benefit of $2.3 million, from the write-off of deferred financing costs and the recognition of interest rate swap losses in connection with the early extinguishment of the term portion of our credit facility in May 1998.

    o the recording of an additional gain of $0.9 million, net of income taxes of $0.5 million, in the fourth quarter of 1999 when contingencies related to the sale of our packaged ice operations in 1998 were resolved favorably.

LIQUIDITY AND CAPITAL RESOURCES

Historical Cash Flow

    During 2000, we met our working capital needs with cash flow from operations along with borrowings under the Suiza Dairy Group credit facility. Net cash provided by continuing operations was $297.7 million for 2000 as contrasted to $283.5 million for 1999, an increase of $14.2 million. Net income plus non-cash items increased by $83.5 million in 2000 compared to 1999, partially offset by changes in working capital components of $69.3 million in 2000 compared to the previous year. Net cash used in investing activities was $380.3 million in 2000 compared to $38.0 million in 1999. Cash paid for acquisitions was $336.0 million in 2000, an increase of $100.1 million over 1999, offset by $89.0 million of cash proceeds from divestitures as compared to $383.1 million in 1999.

    During 2000, we spent a total of $148.5 million on stock repurchases under our open market stock repurchase program, which we funded with borrowings under our receivables-backed loan, cash flow from operations and cash flow from divestitures. From January 1, 2001 through March 5, 2001, we have repurchased and effectively retired 123,334 shares of our stock for a total purchase price of approximately $6.1 million, all of which has been funded with cash flow from operations. For more information about our stock repurchase program, please see
Note 13 to our Consolidated Financial Statements.

    We have not made any significant acquisitions during 2001 to date.

Current Debt Obligations

    Effective January 1, 2000, in connection with our acquisition of Southern Foods Group, we entered into a joint venture with Dairy Farmers of America. We contributed our domestic fluid dairy operations (not including our Morningstar Foods and Puerto Rico operations) and Dairy Farmers of America contributed the operations of Southern Foods Group, as well as its interests in certain other joint ventures with us, to form Suiza Dairy Group. In exchange for our contribution we received a 66.2% ownership in Suiza Dairy Group. We report the results of Suiza Dairy Group in our Consolidated Financial Statements. Dairy Farmers of America's portion of Suiza Dairy Group's income, cash flows, assets and liabilities is shown as a minority interest on our Consolidated Financial Statements.

    Simultaneously with the closing of this transaction, Suiza Dairy Group entered into a new $1.61 billion credit facility and borrowed approximately $1.1 billion under this new facility. Suiza Dairy Group distributed a portion of the borrowings under the new credit facility to DFA and to us.

     We used our portion of the distributed funds to repay certain existing obligations, including our then existing senior credit facility which we terminated and replaced with a new $300 million parent-level credit facility. We also redeemed $100 million aggregate stated amount of mandatorily redeemable trust issued preferred securities held by Dairy Farmers of America, and assumed approximately $113.8 million of outstanding debt of Southern Foods Group. As a result of the acquisition, we were required to offer to repurchase these senior notes at 101% of face value. All senior notes were tendered and were redeemed on March 24, 2000.

    As a result of these transactions, we now have two senior credit facilities, one at the parent level and one at the Suiza Dairy Group level.

    At December 31, 2000, Suiza Dairy Group had outstanding borrowings of $1.10 billion under its senior credit facility. In addition, $17.8 million of letters of credit secured by the Suiza Dairy Group credit facility were issued but undrawn. As of December 31, 2000, approximately $497.2 million was available for future borrowings under this credit facility, subject to satisfaction of certain conditions contained in the loan agreement.

    We had no debt outstanding under our parent-level credit facility; however, $4.0 million of letters of credit secured by that facility were issued but undrawn.

    On June 30, 2000, we obtained a receivable-backed loan in the amount of $150 million. Pursuant to this transaction, we have pledged these receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In return, we obtained $150 million in proceeds which we distributed to our subsidiaries, Suiza Dairy Group and Morningstar Foods. Suiza Dairy Group used its proceeds to pay down higher cost borrowings under its credit facility. In February 2001 we increased the amount of this loan from $150 million to $175 million and again used the proceeds to pay down higher cost debt.

Future Capital Requirements

    We intend to invest a total of approximately $150 million in capital expenditures for our existing manufacturing facilities and distribution capabilities during 2001, which we intend to fund using cash flow from operations.

    We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Any acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group, pursuant to our agreement with Dairy Farmers of America, except in certain unusual circumstances. Therefore, any such acquisitions will be funded under the Suiza Dairy Group credit facility. Working capital requirements for Suiza Dairy Group and its subsidiaries will also be funded through this facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through cash flows from operations or the parent-level credit facility. We financed a portion of the purchase price for our acquisition of a majority interest in Leche Celta with low-cost borrowings in Spain. We may use similar types of financing in any future international acquisitions. We believe that we have the ability to secure additional financing for our future capital requirements.

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

    The remaining preferred securities have quarterly distributions payable at a rate of 5.5% per annum, and have a liquidation preference of $50 per security. Distributions may be deferred for up to 20 consecutive quarters. The preferred securities are convertible, at the option of the holder thereof, into an aggregate of approximately 7.7 million shares of our common stock.

    The preferred securities are redeemable, at our option, at any time after March 24, 2001 at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity on March 24, 2028 or upon the occurrence of certain specified events.

    We have fully guaranteed all of the subsidiary trust obligations under the preferred securities, to the extent the subsidiary trust has funds on hand available therefor. We also agreed to register the resale of the common stock issuable upon conversion of the preferred securities under certain circumstances.

KNOWN TRENDS AND UNCERTAINTIES

Tax Rate

    Our 2000 tax rate was approximately 38.6%. We believe that our effective tax rate will range from 37% to 40% for the next several years. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations, which will phase out in 2002. Any additional acquisitions could change this effective tax rate.

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

    For more information about these activities to date, please see Note 17 to our Consolidated Financial Statements. In 2001 we intend to continue our emphasis on our rationalization activities. As we continue these activities, we may incur costs or other charges. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43.1% equity investment in Consolidated Container Company will continue to be reduced by our share of restructuring and other non-recurring charges recognized by Consolidated Container as they continue to integrate the operations of our former U.S. plastic packaging business and the business of Reid Plastics. Although we cannot estimate the effect of these charges on our earnings at this time, we do not expect these costs to have a material adverse impact on our earnings or results of operations.

Euro Currency Conversion

    Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's conversion to a new common currency, the "euro." This conversion is expected to be implemented over a three year period ending December 31 of this year. On January 1, 1999, the euro became the official currency for accounting and tax purposes of several countries of the European Union and the exchange rate between the euro and local currencies was fixed. In 2002, the euro will replace the individual nation's currencies. Since we have operations in Europe, the conversion to the euro will have an effect on us. We currently believe that there will be no material adverse impact of the conversion on our operations or financial performance.

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

    We have interest rate derivative agreements in place, including interest rate swaps and collars that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility. The following table summarizes our various interest rate agreements as of December 31, 2000:

     TYPE                    INTEREST RATE LIMITS            NOTIONAL AMOUNTS              EXPIRATION DATES
     ----                    --------------------            ----------------        ---------------------------

Swaps .....................         6.07% to 6.14%            $ 250.0 million                      December 2002
                                                                 25.0 million                      December 2003
Collars ...................        6.08% and 7.50%              100.0 million         December 2002 to June 2003

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

    We also entered into certain additional interest rate swap agreements with a notional amount of $550.0 million in the fourth quarter of 2000, which are intended to provide hedges against variable interest rate exposure on loans under Suiza Dairy Group's credit facility. These agreements, which became effective January 2, 2001, are interest rate swaps with an interest range of 6.44% to 6.78% expiring between December 2001 and December 2006.

    We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

      Type             Interest Rate Limits          Notional Amounts                   Expiration Date
      ----             --------------------          ----------------                   ---------------
November 23, 2000               5.54%        1,500,000,000 pesetas (approximately $8.4   November 2003
                                             million)

November 23, 2000                5.6%        2,000,000,000 pesetas (approximately        November 2004
                                             $11.2 million)

    We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

    A portion of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2000, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements for 2000 are included in this report on the following pages.

                                                                                                        PAGE
                                                                                                        ----

    Independent Auditors' Report ..................................................................      F-1
    Consolidated Balance Sheets as of December 31, 2000 and 1999 ..................................      F-2
    Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 ........      F-3
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
       1999 and 1998 ..............................................................................      F-4
    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 ....      F-5
    Notes to Consolidated Financial Statements
       1. Summary of Significant Accounting Policies ..............................................      F-6
       2. Acquisitions ............................................................................      F-8
       3. Subsequent Events .......................................................................     F-10
       4. Extraordinary Gains and Losses and Discontinued Operations ..............................     F-10
       5. Investments in Unconsolidated Affiliates ................................................     F-10
       6. Inventories .............................................................................     F-11
       7. Property, Plant and Equipment ...........................................................     F-12
       8. Intangible and Other Assets .............................................................     F-12
       9. Accounts Payable and Accrued Expenses ...................................................     F-12

                                                                                                        PAGE
                                                                                                        ----

      10. Income Taxes ............................................................................     F-12
      11. Long-Term Debt ..........................................................................     F-14
      12. Mandatorily Redeemable Trust Issued Preferred Securities ................................     F-17
      13. Stockholders' Equity ....................................................................     F-17
      14. Other Comprehensive Income ..............................................................     F-20
      15. Employee Retirement and Profit Sharing Plans ............................................     F-20
      16. Postretirement Benefits Other Than Pensions .............................................     F-22
      17. Plant Closing and Other Costs ...........................................................     F-23
      18. Supplemental Cash Flow Information ......................................................     F-25
      19. Commitments and Contingencies ...........................................................     F-25
      20. Fair Value of Financial Instruments .....................................................     F-26
      21. Business and Geographic Information and Major Customers .................................     F-26
      22. Quarterly Results of Operations (unaudited) .............................................     F-28

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

    We have audited the accompanying consolidated balance sheets of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Suiza Foods Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 8, 2001
(March 30, 2001 as to Note 3)

                             SUIZA FOODS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                      2000                1999
                                                                                   -----------        -----------
                                                      ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $    31,110        $    25,155
  Receivables, net of allowance for doubtful accounts of
    $24,171 and $18,849 ........................................................       519,318            379,070
  Inventories ..................................................................       186,713            182,321
  Refundable income taxes ......................................................         3,925              3,514
  Deferred income taxes ........................................................        54,634             27,005
  Prepaid expenses and other current assets ....................................        22,231             22,342
                                                                                   -----------        -----------
          Total current assets .................................................       817,931            639,407
Property, plant and equipment ..................................................     1,003,769            758,485
Intangible and other assets ....................................................     1,958,778          1,261,030
                                                                                   -----------        -----------
          Total ................................................................   $ 3,780,478        $ 2,658,922
                                                                                   ===========        ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable and accrued expenses ........................................   $   567,342        $   441,792
  Income taxes payable .........................................................         4,342             14,654
  Current portion of long-term debt ............................................       128,224             22,671
                                                                                   -----------        -----------
          Total current liabilities ............................................       699,908            479,117
Long-term debt .................................................................     1,225,045            689,397
Other long-term liabilities ....................................................        34,202             34,858
Deferred income taxes ..........................................................       123,614             46,323
Mandatorily redeemable convertible trust issued preferred securities
  (redemption value of $599,945 and $700,000 plus accrued dividends) ...........       584,032            683,505
Minority interest in subsidiaries ..............................................       514,845            141,750
Commitments and contingencies (Note 19)
Stockholders' equity:
  Preferred stock, none issued
  Common stock, 27,285,649 and 29,287,558 shares issued and outstanding,
     with a par value of $0.01 per share .......................................           273                293
  Additional paid-in capital ...................................................       166,361            275,527
  Retained earnings ............................................................       433,309            314,590
  Accumulated other comprehensive loss .........................................        (1,111)            (6,438)
                                                                                   -----------        -----------
          Total stockholders' equity ...........................................       598,832            583,972
                                                                                   -----------        -----------
          Total ................................................................   $ 3,780,478        $ 2,658,922
                                                                                   ===========        ===========

                 See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------
                                                                       2000                1999                1998
                                                                   ------------        ------------        ------------
Net sales ..................................................       $  5,756,303        $  4,481,999        $  3,320,940
Cost of sales ..............................................          4,330,067           3,487,075           2,557,908
                                                                   ------------        ------------        ------------
Gross profit ...............................................          1,426,236             994,924             763,032
Operating costs and expenses:
  Selling and distribution .................................            812,274             518,962             376,928
  General and administrative ...............................            182,570             148,009             112,169
  Amortization of intangibles ..............................             52,441              38,513              31,479
  Plant closing and other costs ............................              3,388              12,566
  Litigation settlement costs ..............................              7,500
                                                                   ------------        ------------        ------------
          Total operating costs and expenses ...............          1,058,173             718,050             520,576
                                                                   ------------        ------------        ------------
Operating income ...........................................            368,063             276,874             242,456
Other (income) expense:
  Interest expense, net ....................................            112,586              49,233              52,082
  Financing charges on trust issued preferred securities ...             33,595              38,584              30,213
  Equity in earnings of unconsolidated affiliates ..........            (11,453)             (2,630)                (78)
  Other income, net ........................................               (630)             (1,416)             (4,212)
                                                                   ------------        ------------        ------------
          Total other expense ..............................            134,098              83,771              78,005
                                                                   ------------        ------------        ------------
Income from continuing operations before income taxes ......            233,965             193,103             164,451
Income taxes ...............................................             90,303              75,463              59,823
Minority interest in earnings ..............................             29,911               8,813               1,559
                                                                   ------------        ------------        ------------
Income from continuing operations ..........................            113,751             108,827             103,069
Loss from discontinued operations ..........................                                                     (3,161)
                                                                   ------------        ------------        ------------
Income before extraordinary gain ...........................            113,751             108,827              99,908
Extraordinary gain .........................................              4,968                 904              31,698
                                                                   ------------        ------------        ------------
Net income .................................................       $    118,719        $    109,731        $    131,606
                                                                   ============        ============        ============
Net income applicable to common stock ......................       $    118,719        $    109,731        $    131,369
                                                                   ============        ============        ============
Basic earnings per common share:
  Income from continuing operations ........................       $       4.03        $       3.31        $       3.12
  Loss from discontinued operations ........................                                                      (0.10)
  Extraordinary gain .......................................                .18                 .03                0.96
                                                                   ------------        ------------        ------------
  Net income ...............................................       $       4.21        $       3.34        $       3.98
                                                                   ============        ============        ============
Diluted earnings per common share:
  Income from continuing operations ........................       $       3.68        $       3.11        $       2.90
  Loss from discontinued operations ........................                                                      (0.08)
  Extraordinary gain .......................................                .14                 .02                0.76
                                                                   ------------        ------------        ------------
  Net income ...............................................       $       3.82        $       3.13        $       3.58
                                                                   ============        ============        ============
Average common shares -- Basic .............................         28,195,043          32,861,218          32,953,290
                                                                   ============        ============        ============
Average common shares -- Diluted ...........................         36,671,264          42,858,492          41,965,564
                                                                   ============        ============        ============

                See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                        PREFERRED
                                          STOCK              COMMON STOCK            ADDITIONAL
                                       -----------    --------------------------      PAID-IN       RETAINED
                                         AMOUNT         SHARES         AMOUNT         CAPITAL       EARNINGS
                                       -----------    -----------    -----------    -----------    -----------

Balance, January 1, 1998 ...........   $     3,741     30,614,037    $       306    $   281,773    $    73,490
  Issuance of common stock .........                    4,494,437             45        210,443
  Purchase and retirement of
    treasury stock..................                   (1,510,400)           (15)       (45,986)
  Repurchase of 11,691 shares
    of preferred stock .............        (3,741)
  Dividends on preferred stock .....                                                                      (237)
  Net income .......................                                                                   131,606
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................
  Minimum pension liability
    adjustment......................

  Comprehensive income .............
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1998 .........            --     33,598,074            336        446,230        204,859
  Issuance of common stock .........                    1,106,207             11         27,382
  Purchase and retirement of
    treasury stock..................                   (5,416,723)           (54)      (198,085)
  Net income .......................                                                                   109,731
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................

  Comprehensive income .............
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 1999 .........            --     29,287,558            293        275,527        314,590
  Issuance of common stock .........                    1,279,956             13         39,327
  Purchase and retirement of
    treasury stock..................                   (3,281,865)           (33)      (148,493)
  Net income .......................                                                                   118,719
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................

  Comprehensive income .............
                                       -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000 .........            --     27,285,649    $       273    $   166,361    $   433,309
                                       ===========    ===========    ===========    ===========    ===========

                                       ACCUMULATED
                                          OTHER
                                      COMPREHENSIVE     TOTAL
                                          INCOME     STOCKHOLDERS'  COMPREHENSIVE
                                          (LOSS)        EQUITY          INCOME
                                      ------------   -------------  -------------

Balance, January 1, 1998 ...........                  $   359,310
  Issuance of common stock .........                      210,488
  Purchase and retirement of
    treasury stock..................                      (46,001)
  Repurchase of 11,691 shares
    of preferred stock .............                       (3,741)
  Dividends on preferred stock .....                         (237)
  Net income .......................                      131,606   $   131,606
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................   $     4,273          4,273         4,273
  Minimum pension liability
    adjustment......................            73             73            73
                                                                    -----------
  Comprehensive income .............                                $   135,952
                                       -----------    -----------   ===========
Balance, December 31, 1998 .........         4,346        655,771
  Issuance of common stock .........                       27,393
  Purchase and retirement of
    treasury stock..................                     (198,139)
  Net income .......................                      109,731   $   109,731
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................       (10,784)       (10,784)      (10,784)
                                                                    -----------
  Comprehensive income .............                                $    98,947
                                       -----------    -----------   ===========
Balance, December 31, 1999 .........        (6,438)       583,972
  Issuance of common stock .........                       39,340
  Purchase and retirement of
    treasury stock..................                     (148,526)
  Net income .......................                      118,719   $   118,719
  Other comprehensive income
    (Note 14):
  Cumulative translation
    adjustment......................         5,327          5,327         5,327
                                                                    -----------
  Comprehensive income .............                                $   124,046
                                       -----------    -----------   ===========
Balance, December 31, 2000 .........   $    (1,111)   $   598,832
                                       ===========    ===========

                See notes to consolidated financial statements.

                            SUIZA FOODS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                  -------------------------------------------------
                                                                                     2000                1999               1998
                                                                                  -----------        -----------        -----------
Cash flows from operating activities:
  Net income ..............................................................       $   118,719        $   109,731        $   131,606
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Loss from discontinued operations ....................................                                                   3,161
     Depreciation and amortization ........................................           144,983            116,645             91,779
     (Gain) loss on disposition of assets .................................               768              5,352                (53)
     Minority interest ....................................................            52,187             14,614              1,559
     Equity in earnings of unconsolidated affiliates ......................           (11,453)            (2,630)               (78)
     Extraordinary gain ...................................................            (4,968)              (904)           (31,698)
     Deferred income taxes ................................................            50,916             22,199             20,386
     Other ................................................................             1,265              3,863               (711)
     Changes in operating assets and liabilities, net of acquisitions:
       Receivables ........................................................           (43,104)            41,878            (49,065)
       Inventories ........................................................           (18,977)            22,709             (4,600)
       Prepaid expenses and other assets ..................................             2,321            (20,492)            (1,284)
       Accounts payable and accrued expenses ..............................             6,344            (52,164)            24,481
       Income taxes .......................................................            (1,323)            22,704             22,998
                                                                                  -----------        -----------        -----------
          Net cash provided by continuing operations ......................           297,678            283,505            208,481
          Net cash used in discontinued operations ........................                                                  (2,068)
                                                                                  -----------        -----------        -----------
          Net cash provided by operating activities .......................           297,678            283,505            206,413
                                                                                  -----------        -----------        -----------
Cash flows from investing activities:
  Net additions to property, plant, and equipment .........................          (136,876)          (187,642)          (176,870)
  Cash outflows for acquisitions and investments ..........................          (335,956)          (235,837)          (611,401)
  Net proceeds from the sale of discontinued operations ...................                                                 172,732
  Net proceeds from divestitures ..........................................            89,037            383,112
  Other ...................................................................             3,542              2,383              1,369
                                                                                  -----------        -----------        -----------
          Net cash used in continuing operations ..........................          (380,253)           (37,984)          (614,170)
          Net cash used in discontinued operations ........................                                                 (14,022)
                                                                                  -----------        -----------        -----------
          Net cash used in investing activities ...........................          (380,253)           (37,984)          (628,192)
                                                                                  -----------        -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of debt ..........................................         1,284,492            538,995            965,820
  Repayment of debt .......................................................          (947,443)          (631,065)        (1,082,464)
  Payments of deferred financing costs ....................................           (12,014)                               (1,256)
  Proceeds from issuance of minority interest .............................                                8,983
  Distributions to minority interest holders ..............................           (16,438)           (10,122)
  Issuance of common stock, net of expenses ...............................            28,514             16,060             37,808
  Redemption of common and preferred stock ................................          (148,526)          (198,139)           (49,742)
  Issuance of trust issued preferred securities, net of expenses ..........                                                 582,500
  Redemption of trust issued preferred securities .........................          (100,055)
  Preferred dividends paid and other ......................................                                                    (353)
                                                                                  -----------        -----------        -----------
          Net cash provided by (used in) financing activities .............            88,530           (275,288)           452,313
                                                                                  -----------        -----------        -----------
Increase (decrease) in cash and cash equivalents ..........................             5,955            (29,767)            30,534
Cash and cash equivalents, beginning of period ............................            25,155             54,922             24,388
                                                                                  -----------        -----------        -----------
Cash and cash equivalents, end of period ..................................       $    31,110        $    25,155        $    54,922
                                                                                  ===========        ===========        ===========

                See notes to consolidated financial statements.

                             SUIZA FOODS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation -- Our consolidated financial statements include the accounts of our wholly-owned and majority owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. We also own equity interests of less than 50% in certain companies that we do not control which are accounted for in the consolidated financial statements using either the equity or cost method of accounting depending on our ownership interest. Under the equity method of accounting, our investments in these affiliates are presented as a single amount in our consolidated balance sheets and our proportional share of their earnings are presented in our consolidated statements of income as a single line item in other income.

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

    Cash Equivalents -- We consider all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

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

                             ASSET                            USEFUL LIFE
               ----------------------------------      --------------------------

               Buildings and improvements                  Seven to 40 years
               Machinery and equipment                     Three to 20 years

    Capitalized lease assets are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

    Intangible and Other Assets -- Intangible and other assets include the following intangibles, which are amortized over their related estimated useful lives:

                ASSET                                                  USEFUL LIFE
  ----------------------------------   ----------------------------------------------------------------------------

  Goodwill                             Straight-line method over 25 to 40 years
  Identifiable intangible assets:
    Customer lists                     Straight-line method over seven to ten years
    Customer supply contracts          Straight-line method over the terms of the agreements (primarily 15 years)
    Trademarks/trade names             Straight-line method over ten to 40 years
    Noncompetition agreements          Straight-line method over the terms of the agreements
    Patents                            Straight-line method over fifteen years
  Deferred financing costs             Interest method over the terms of the related debt

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

    Minority Interest in Subsidiaries -- Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheets reflect the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less any distributions made.

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

    Income Taxes -- All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our majority owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships are also included in our consolidated tax return. Our Puerto Rico and foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities.

    Deferred income taxes are provided for temporary differences in the consolidated financial statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carryforwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

    Advertising Expense -- Advertising expense is comprised of media, agency and production expenses, along with coupon and customer advertising funds. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $63.1 million in 2000, $43.5 million in 1999 and $28.9 million in 1998. Additionally, there were no prepaid advertising costs at December 31, 2000 and such costs were $1.7 million at December 31, 1999.

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

    Recently Issued Accounting Pronouncements -- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended) became effective for us as of January 1, 2001. All derivatives, which currently consist of only our interest rate agreements, have been identified pursuant to SFAS No. 133 requirements. We have completed our documentation and assessment of those derivatives designated as accounting hedges, all of which were determined to be cash flow hedges. As of the effective date, we will record the derivative asset or liability related to these cash flow hedges on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective, as required by SFAS No. 133. Any ineffectiveness in cash flow hedges or fair value hedges will be recorded as an adjustment to earnings and not other comprehensive income. Our adoption of this accounting standard as of January 1, 2001 will result in the recognition of a liability related to our cash flow hedges of $16.3 million, a charge, net of income taxes, of $2.2 million to earnings as the cumulative effect of the adoption of this new standard and a cumulative effect charge, net of income taxes, of $9.6 million to other comprehensive income.

    In September 2000, the Emerging Issues Task Force ("Task Force") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of 2000. This issue requires the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Our shipping and handling costs are included in both costs of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs in costs of sales include the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs in selling and distribution expense consist primarily of route delivery costs for both Company owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $614.1 million, $370.4 million and $268.1 million during 2000, 1999 and 1998 respectively.

    The Task Force also reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which becomes effective for us in the second quarter of 2001. This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Upon our adoption, certain sales incentives, which are currently classified as selling and distribution expenses, will be reclassified as a reduction of sales. Our current accounting policy for recording sales incentives within the scope of this issue is to record estimated coupon expense based on historical coupon redemption experience which is consistent with the requirements of this issue, and we estimate that the costs of these sales incentives that are recorded as selling and distribution expenses approximated $4.3 million, $2.1 million and $4.3 million during 2000, 1999 and 1998, respectively.

    Reclassifications -- Certain reclassifications have been made to conform the prior years' consolidated financial statements to the current year classifications.

2.  ACQUISITIONS

    Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America in which we contributed certain of our domestic fluid dairy operations with certain of Dairy Farmers of America's operations into a newly formed venture, Suiza Dairy Group, L.P. Dairy Farmers of America is a large farmers' cooperative from which we purchase a significant portion of our raw milk. In connection with this transaction, Suiza Dairy Group, L.P. issued partnership interests to Dairy Farmers of America of approximately $326 million and made a cash payment to Dairy Farmers of America's partner in the amount of $100 million. Dairy Farmers of America received a 33.8% ownership interest in Suiza Dairy Group, L.P., in exchange for the contribution of the operations of Southern Foods Group which had net sales of approximately $1.3 billion in 1999, and for the contribution of its investments in its other joint ventures with us:
Suiza GTL, LLC and Suiza SoCal, LLC. We received a 66.2% ownership interest in Suiza Dairy Group, L.P. in exchange for the contribution of our domestic fluid dairy operations (excluding our Puerto Rican operations and our Morningstar Foods subsidiary). Our ownership interest as well as Dairy Farmers of America's was determined by negotiation between the parties. This transaction was accounted for as an acquisition by us of Southern Foods Group using the purchase method of accounting.

    In total, we completed the acquisitions of 27 dairy businesses and eight packaging businesses during the last three years which included the following acquisitions which were significant at the time of completion:

                 DATE                         COMPANY                   SEGMENT            PURCHASE PRICE
         ----------------------      --------------------------     ----------------     ------------------
                                                                                           (IN THOUSANDS)
         January 2000                Southern Foods Group           Dairy                       $435,606
         February 1998               Land-O-Sun Dairies             Dairy                        248,000
         May 1998                    Continental Can                Packaging                    354,400

    These acquisitions and the smaller dairy and packaging businesses acquired were funded primarily with borrowings under our credit facilities, along with the issuance in 1999 and 1998 of 77,233 and 2,050,635 shares of our common stock, respectively, with fair market values of $3.2 million and $138.5 million, respectively.

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

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------------------
                                                                                    2000             1999             1998
                                                                                  ---------        ---------        ---------
                                                                                                (IN THOUSANDS)
Purchase prices:
  Cash paid, net of cash acquired .........................................       $ 331,543        $ 230,611        $ 599,197
  Cash acquired in acquisitions ...........................................           6,327            9,976           24,353
  Common stock issued .....................................................                            3,193          138,547
  Subsidiary preferred and common securities issued and minority
    partnership interests .................................................         340,336           18,500          201,447
                                                                                  ---------        ---------        ---------
          Total purchase prices ...........................................         678,206          262,280          963,544
Fair values of net assets acquired:
  Fair values of assets acquired ..........................................         473,648           94,514          798,902
  Liabilities assumed .....................................................        (187,907)         (21,273)        (541,447)
                                                                                  ---------        ---------        ---------
          Total net assets acquired .......................................         285,741           73,241          257,455
                                                                                  ---------        ---------        ---------
Goodwill ..................................................................       $ 392,465        $ 189,039        $ 706,089
                                                                                  =========        =========        =========

    The unaudited results of operations on a pro forma basis for the year ended December 31, 1999, as if the Southern Foods operations had been acquired as of the beginning of 1999 are as follows (in thousands, except per share data):

                                                                        ---------------------------
                                                                        HISTORICAL        PRO FORMA
                                                                        ----------       ----------
Net sales .......................................................       $4,481,999       $5,782,896
Income from continuing operations before taxes ..................          193,103          217,152
Net income from continuing operations ...........................          108,827          109,787
Earnings per share from continuing operations:
   Basic ........................................................       $     3.31       $     3.34
   Diluted ......................................................       $     3.11       $     3.16

    Since Southern Foods Group was acquired effective January 1, 2000, its full-year operating results are included in the consolidated financial statements. However, on a pro forma basis, the 1999 acquisitions, net of the sale in 1999 of a majority interest in our U.S. plastic packaging operations discussed in Note 5, do not have a material pro forma impact on net sales, income from continuing operations or net income for 1999.

    Related Party Transactions -- During 2000, 1999 and 1998, we paid fees to a former officer and director for acquisition consulting services related to certain completed acquisitions totaling $3.9 million, $0.5 million and $5.1 million, respectively, which have been capitalized as part of the purchase price of the acquisitions.

3.  SUBSEQUENT EVENT

    Prior to our acquisition of West Lynn Creamery in June 1998, West Lynn Creamery paid rebates to certain of its customers pursuant to a rebate program conducted by West Lynn Creamery between 1992 and 1997 (the "Rebate Program"). As a result of allegations made by one or more of West Lynn's customers that West Lynn conspired with or aided these customers in evading payment of such customers' federal income taxes through the use of the Rebate Program, the United States Department of Justice (the "DOJ") conducted an investigation of this matter. On March 30, 2001, we reached a final settlement of this matter with the DOJ pursuant to which West Lynn Creamery will plead guilty to one charge of conspiracy to impede the collection of taxes by the Internal Revenue Service and will pay $7.2 million to the government. As a result, we have recorded a charge of $7.5 million ($5.0 million net of minority interest) in the fourth quarter of 2000, which includes certain professional fees and expenses incurred in connection with this matter. This charge is reflected as "Litigation Settlement Costs" in our 2000 Consolidated Income Statement, and in "Accounts Payable and Accrued Expenses" in our Consolidated Balance Sheet as of December 31, 2000.



4.  EXTRAORDINARY GAINS AND LOSSES AND DISCONTINUED OPERATIONS

    During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

    o A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

    o A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

    In the fourth quarter of 1999 we recorded a gain of $0.9 million, net of income taxes of $0.5 million, when contingencies related to the sale of our packaged ice operations in 1998 were resolved favorably.

    On April 30, 1998, we completed the sale of our packaged ice operations for net cash proceeds of approximately $172.7 million. We reported an extraordinary gain of $35.5 million from the sale of this operation, net of $22.0 million of income tax expense. Our packaged ice segment had revenues of approximately $17.9 million during the four months ended April 30, 1998. The results of discontinued operations includes interest expense of $2.4 million during 1998. Interest charges allocated to discontinued operations are based on debt specifically attributed to our packaged ice operations. The results of discontinued operations are presented net of the related income tax benefit of $2.1 million in 1998.

    In 1998, an extraordinary loss of $3.8 million, net of a $2.3 million income tax benefit, was also recognized in connection with the early extinguishment of the term loan of our previous senior credit facility, and included losses from the write-off of deferred financing costs and interest rate swap losses.

5.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    Investment in Consolidated Container Company LLC -- On July 2, 1999, we sold a majority interest in our U.S. plastic packaging operations to Consolidated Container Company, which through a predecessor owned another plastic packaging business. Pursuant to this transaction, we received a 43.1% common equity interest in Consolidated Container Company in exchange for our common equity interest in our U.S. plastic packaging operations, along with cash of approximately $364.0 million in connection with Consolidated Container Company's refinancing of the intercompany debt and preferred stock investment that our U.S. plastic packaging operations owed us. As a part of this transaction the senior secured notes of Plastic Containers, Inc., a former subsidiary of Continental Can, were assumed by Consolidated Container Company.

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

    Our investment in Consolidated Container Company after July 2, 1999 is accounted for under the equity method of accounting. Our investment in Consolidated Container Company was $23.7 million and $3.9 million at December 31, 2000 and 1999, respectively. Our initial investment, as adjusted, was lower than our proportional share of Consolidated Container Company's net assets by $100.4 million which is being amortized over forty years. Earnings from our unconsolidated affiliates in our consolidated statements of income include $11.3 million and $2.4 million (net of restructuring and other non-recurring charges of ($0.8) million and $4.9 million) attributable to Consolidated Container Company, of which $2.6 million and $1.4 million are attributable to the amortization of the difference between the carrying amount of our investment and our proportional share of our underlying equity interest in their net assets for the years ended December 31, 2000 and 1999, respectively. Although the market value of our investment in Consolidated Container Company is not readily determinable, we believe that the fair value of this investment exceeds its carrying amount.

    Summarized financial information for Consolidated Container Company at December 31, 2000 and 1999 and for the periods ended December 31, 2000 and 1999 is as follows:

                                                        DECEMBER 31,
                                               ---------------------------
                                                  2000             1999
                                               ----------       ----------
                                                     (IN THOUSANDS)

Current assets .........................       $  148,243       $  154,743
Total assets ...........................        1,001,625          990,589
Current liabilities ....................          162,796          142,280
Debt ...................................          530,971          554,011
Total liabilities ......................          723,184          733,761
Total equity ...........................          278,441          256,828

                                         FOR THE YEAR           FOR THE SIX MONTHS
                                       ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                             2000                      1999
                                       ------------------       ------------------

Net sales ....................          $       754,649          $       388,665
Operating income .............                   81,081                   27,470



    Investment in Horizon Organic -- As of December 31, 2000 and 1999 we had a 13.6% and 13.8% interest in Horizon Organic, respectively. We account for this investment under the equity method of accounting as we believe that we have the ability to influence the operating policies of Horizon. The quoted stock price ranged from $4.00 to $12.25 during 2000. The closing stock price on December 31, 2000 was $4.44 per share, resulting in a market value of our investment of $5.9 million. Our investment in Horizon Organic at December 31, 2000 and 1999 was $16.4 million and $16.2 million, respectively, and our equity in earnings included in our consolidated statement of income for both 2000 and 1999 was $0.2 million.

6.  INVENTORIES

                                                      DECEMBER 31,
                                             ------------------------------
                                                2000                1999
                                             ----------          ----------
                                                    (IN THOUSANDS)
Raw materials and supplies ........          $   99,315          $  100,044
Finished goods ....................              87,398              82,277
                                             ----------          ----------
          Total ...................          $  186,713          $  182,321
                                             ==========          ==========

7.  PROPERTY, PLANT AND EQUIPMENT

                                                        DECEMBER 31,
                                             ---------------------------------
                                                2000                   1999
                                             -----------           -----------
                                                       (IN THOUSANDS)
Land ..............................          $   102,331           $    64,063
Buildings and improvements ........              327,477               227,306
Machinery and equipment ...........              863,740               703,984
                                             -----------           -----------
                                               1,293,548               995,353
Less accumulated depreciation .....             (289,779)             (236,868)
                                             -----------           -----------
          Total ...................          $ 1,003,769           $   758,485
                                             ===========           ===========

    For 2000 and 1999, we capitalized $3.5 million and $3.6 million in interest, respectively related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

8.  INTANGIBLE AND OTHER ASSETS

                                                                        DECEMBER 31,
                                                            ---------------------------------
                                                                2000                 1999
                                                            -----------           -----------
                                                                     (IN THOUSANDS)
Goodwill .........................................          $ 1,790,523           $ 1,207,756
Identifiable intangibles .........................              224,129               103,798
Deposits and other ...............................               36,444                21,123
Investments in unconsolidated affiliates .........               44,831                20,137
Deferred income taxes ............................                   41                   501
                                                            -----------           -----------
                                                              2,095,968             1,353,315
Less accumulated amortization ....................             (137,190)              (92,285)
                                                            -----------           -----------
          Total ..................................          $ 1,958,778           $ 1,261,030
                                                            ===========           ===========

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                         DECEMBER 31,
                                                  --------------------------
                                                    2000              1999
                                                  --------          --------
                                                        (IN THOUSANDS)
Accounts payable .......................          $370,355          $276,968
Payroll and benefits ...................            71,219            70,076
Other accrued liabilities ..............           125,768            94,748
                                                  --------          --------
                                                  $567,342          $441,792
                                                  ========          ========

10.  INCOME TAXES

    The following table presents the 2000, 1999 and 1998 provisions for income taxes.

                                                                       YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------
                                                                            (IN THOUSANDS)
                                                          2000(1)               1999(2)              1998(3)
                                                       ------------          ------------          ------------
           Current taxes payable:
             Federal ........................          $     47,010          $     31,480          $     16,423
             State ..........................                 8,668                10,041                 7,234
             Foreign and other ..............                 2,151                 6,433                 4,612
           Deferred income taxes ............                32,474                27,509                31,554
                                                       ------------          ------------          ------------
                     Total ..................          $     90,303          $     75,463          $     59,823
                                                       ============          ============          ============

----------
(1) Excludes a $2.8 million income tax expense related to extraordinary gains.

(2) Excludes a $0.5 million income tax expense related to extraordinary gains.

(3) Excludes a $2.1 million income tax benefit related to discontinued operations and a $19.9 million income tax expense related to net extraordinary gains.

    The following is a reconciliation of income taxes reported in the consolidated statements of income:

                                                                   YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                                       (IN THOUSANDS)
                                                         2000               1999               1998
                                                       --------           --------           --------
Tax expense at statutory rates ..............          $ 81,888           $ 67,586           $ 57,557
State income taxes ..........................             9,315              7,795              7,967
Tax effect of tax-exempt earnings ...........            (2,687)            (2,612)            (4,765)
Nondeductible goodwill ......................             4,229              1,968              1,423
Other .......................................            (2,442)               726             (2,359)
                                                       --------           --------           --------
          Total .............................          $ 90,303           $ 75,463           $ 59,823
                                                       ========           ========           ========

    The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                         DECEMBER 31,
                                                                 -----------------------------
                                                                   2000                 1999
                                                                 ---------           ---------
                                                                        (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryforwards ....................          $  20,007           $  14,363
  Asset valuation reserves ............................              5,493               7,141
  Nondeductible accruals ..............................             41,894              46,209
  Tax credits .........................................              3,381               3,311
  Other ...............................................              6,469               2,158
                                                                 ---------           ---------
                                                                    77,244              73,182
Deferred income tax liabilities:
  Depreciation and amortization .......................           (118,886)            (69,509)
  Tax credit basis differences ........................             (6,251)             (6,251)
  Basis differences in unconsolidated affiliates ......            (21,046)            (16,239)
                                                                 ---------           ---------
                                                                  (146,183)            (91,999)
                                                                 ---------           ---------
          Net deferred income tax liability ...........          $ (68,939)          $ (18,817)
                                                                 =========           =========

    These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

                                                     DECEMBER 31,
                                            -----------------------------
                                              2000                 1999
                                            ---------           ---------
                                                  (IN THOUSANDS)
Current assets ...................          $  54,634           $  27,005
Noncurrent assets ................                 41                 501
Noncurrent liabilities ...........           (123,614)            (46,323)
                                            ---------           ---------
          Total ..................          $ (68,939)          $ (18,817)
                                            =========           =========

    At December 31, 2000, we had approximately $45.0 million of net operating losses and approximately $7.9 million of tax credits available for carry over to future years. The losses are subject to certain limitations and will expire beginning in 2008.

    No valuation allowance has been recorded as management believes it is more likely than not that all of the deferred tax assets will be realized.

11.  LONG-TERM DEBT


                                                            DECEMBER 31,
                                                   -----------------------------
                                                       2000            1999
                                                   -----------       -----------
                                                         (IN THOUSANDS)
Parent-level credit facility ................      $        --       $   635,500
Subsidiary debt obligations:
  Suiza Dairy Group credit facility .........        1,095,000
  Receivable-backed loan ....................          150,000
  Foreign subsidiary term loan ..............           39,519
  Uncommitted line of credit ................           20,000
  Other lines of credit .....................                             24,655
  Industrial development revenue bonds ......            8,845             9,330
  Capital lease obligations and other .......           39,905            42,583
                                                   -----------       -----------
                                                     1,353,269           712,068
Less current portion ........................         (128,224)          (22,671)
                                                   -----------       -----------
          Total .............................      $ 1,225,045       $   689,397
                                                   ===========       ===========

    Terminated Senior Credit Facility -- In connection with our acquisition of Southern Foods Group effective January 1, 2000, we replaced our then existing senior credit facility with two new facilities, as described under "Parent-Level Credit Facility" and "Suiza Dairy Group Credit Facility" below.

    Parent-Level Credit Facility -- Effective January 1, 2000 we entered into a new parent credit facility, which replaced our then existing senior credit facility. The new facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of future acquisitions. As of December 31, 2000, no funds were borrowed under this facility, but there were $4.0 million of issued but undrawn letters of credit outstanding. See "Credit Facility Terms" below for a description of the terms of the parent credit facility.

    Suiza Dairy Group Credit Facility -- Simultaneous with the closing of our acquisition of Southern Foods Group, Suiza Dairy Group entered into a new $1.61 billion credit facility with a group of lenders which expires in January 2005. The Suiza Dairy Group credit facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At closing, Suiza Dairy Group borrowed approximately $1.1 billion under this facility and distributed a portion of the borrowings to us and to Dairy Farmers of America. We used our portion of the distribution to repay our then existing senior credit facility and certain other obligations. At December 31, 2000, there were outstanding borrowings of $1.095 billion under this facility, in addition to $17.8 million of issued but undrawn letters of credit. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group credit facility.

    Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group credit facility and our parent-level credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

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

    The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 8.50% at December 31, 2000. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the $625 million term loan are due in the following installments:

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

    In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group credit facility and the parent-level credit facility that ranges from 25 to 50 basis points, based on our ratio of indebtedness to EBITDA (as defined in the agreement).

    The Suiza Dairy Group credit facility and the parent-level credit facility contain various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, both facilities require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by capital stock of certain of our subsidiaries.

    Receivable-Backed Loan - On June 30, 2000 we entered into a $150 million credit facility secured by certain subsidiary accounts receivable. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. We used the portion of the proceeds attributable to Suiza Dairy Group and its subsidiaries to pay down higher cost borrowings under the Suiza Dairy Group credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at December 31, 2000 was 7.13%. In February 2001, we increased our receivable-backed loan from $150 million to $175 million, and used the proceeds to pay down higher-cost borrowings under the Suiza Dairy Group credit facility.

    Foreign Subsidiary Term Loan - In connection with our acquisition of Leche Celta, in February 2000, our Spanish subsidiary obtained a 7 billion peseta non-recourse loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at December 31, 2000 was 7.13%.

    Uncommitted Line of Credit - On October 4, 2000, Suiza Dairy Group entered into an agreement with First Union National Bank pursuant to which Suiza Dairy Group may borrow up to $20.0 million from time to time on an uncommitted basis. Loans outstanding under the agreement are unsecured and bear interest at a floating rate of interest, adjusted daily. There is no commitment fee associated with this facility. Principal amounts borrowed under this agreement will mature one year from the date of the agreement. On December 31, 2000, Suiza Dairy Group had an outstanding balance of $20.0 million under this line of credit at an interest rate of 8.56%.

    Other Lines of Credit - Leche Celta, our Spanish subsidiary, is our only subsidiary with a currently outstanding line of credit separate from the credit facilities described above. Leche Celta's existing line of credit, which is in the principal amount of 2.5 billion pesetas, was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA ( as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. No funds were drawn on this line of credit at December 31, 2000. Our French and German subsidiaries, which we sold in March and May 2000, respectively, also had lines of credit. Those lines of credit were terminated upon completion of the divestitures.

    Industrial Development Revenue Bonds - Certain of our subsidiaries have revenue bonds outstanding which require annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 2000 ranged from 5.20% to 5.45%.

    Other Subsidiary Debt - Other subsidiary debt includes various promissory notes for the purchase of property, plant, and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

    Southern Foods Group, which we acquired in January 2000, had $113.8 million principal amount of 9 7/8% senior notes outstanding when we completed our acquisition. As a result of the acquisition, we were required to offer to repurchase these senior notes at 101% of face value. All senior notes were tendered and were redeemed on March 24, 2000.

    Scheduled Maturities -- The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 2000, were as follows (in thousands):


               2001..........................   $   128,224
               2002..........................       142,710
               2003..........................       309,447
               2004..........................       175,568
               2005..........................       579,457
               Thereafter....................        17,863
                                                ------------
                         Total...............   $ 1,353,269
                                                ============

    Interest Rate Agreements - We have interest rate derivative agreements in place, including interest rate swaps and collars, that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility.

    These derivative agreements provided hedges for loans under our Suiza Dairy Group credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted below until the indicated expiration dates of these interest rate derivative agreements.

    The following table summarizes our various interest rate agreements as of December 31, 2000 and 1999:


                                                                                           NOTIONAL AMOUNT
                                                                                        ----------------------
                                                                                           2000         1999
                                                                                        -----------   --------
                                                                                            (IN THOUSANDS)
Interest rate caps with an interest limit of 8% expiring March 2000 ..............      $     --      $ 60,000
Interest  rate swaps with an  interest  range of 6.03% to 6.14%  expiring  between
September 2000 and December 2003 .................................................       275,000       435,000
Interest rate collars with an interest  range of 6.08% to 7.50%  expiring  between
December 2002 and June 2003 ......................................................       100,000       100,000

    These derivative agreements were previously designated as hedges for borrowings under our terminated senior credit facility. In connection with the repayment of amounts owed under our terminated senior credit facility these derivative agreements were marked to fair market value, which resulted in a gain of $6.5 million, net of income taxes, which, along with a loss from the write-off of unamortized deferred loan costs related to this facility was reported as an extraordinary gain from the extinguishment of debt during the first quarter of 2000. These derivative agreements have been redesignated as hedges under the Suiza Dairy Group credit facility and their recorded asset value is being amortized on a straight-line basis over the remaining lives of the respective agreements. The amortization is reported as a component of total consolidated interest expense. For a discussion of the treatment of derivative agreements effective January 1, 2001 see Note 1 - Recently Issued Accounting Pronouncements.

    We have also entered into certain additional interest rate swap agreements with a notional amount of $550.0 million in the fourth quarter of 2000, which are intended to provide hedges against variable interest rate exposure on loans under Suiza Dairy Group's credit facility. These agreements, which became effective January 2, 2001, are interest rate swaps with an interest range of 6.44% to 6.78% expiring between December 2001 and December 2006.

    We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:


                         EURIBOR INTEREST
   EFFECTIVE DATE          RATE LIMITS                   NOTIONAL AMOUNTS                       EXPIRATION DATE
----------------------  -----------------  -----------------------------------------------      ----------------
November 23, 2000            5.54%        1,500,000,000 pesetas (approximately $8.4 million)      November 2003
November 23, 2000             5.6%        2,000,000,000 pesetas (approximately $11.2 million)     November 2004

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

    On March 24, 1998, we also completed the sale of $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. The 5.5% preferred securities mature 30 years from the date of issue. These trust issued preferred securities, which are recorded net of related fees and expenses, are convertible at the option of the holders into an aggregate of approximately 7.7 million shares of our common stock, subject to adjustment in certain circumstances. These preferred securities are also redeemable, at our option, at any time after three years from their issue date at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

13.  STOCKHOLDERS' EQUITY

    Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

    Preferred Stock -- The rights and preferences of preferred stock are established by our Board of Directors upon issuance. The Series A preferred stock previously outstanding represented 11,691 shares of preferred stock with a stated and redemption value of $320.00 per share, provided for cumulative dividends at a rate of 8% and was redeemable only at our option. On September 29, 1998, we redeemed all outstanding shares of Series A preferred stock for the stated value of $320.00 per share, plus accumulated unpaid dividends, for a total cost of $3.8 million.

    Stock Option and Restricted Stock Plans -- We have stock options and shares of restricted stock outstanding under three plans. Only one of these plans has shares remaining available for issuance. This plan, the Suiza Foods Corporation 1997 Stock Option and Restricted Stock Plan, provides for grants of stock options and restricted stock to employees, officers, directors and consultants to acquire 7.5 million shares. Exercise prices of stock options will approximate or be above fair market value on the grant date. The options vest in accordance with provisions set forth in the applicable option agreements.

    The following table summarizes the status of our stock-based compensation programs:


                                                                      WEIGHTED AVERAGE
                                                       OPTIONS         EXERCISE PRICE
                                                     ----------       ----------------
          Outstanding at December 31, 1997 ....       5,688,241       $    19.70
            Granted ...........................       1,444,412            49.40
            Canceled ..........................         (75,447)           39.99
            Exercised .........................      (2,349,335)           15.72
                                                     ----------

          Outstanding at December 31, 1998 ....       4,707,871            30.56
            Granted ...........................       1,078,169            35.22
            Canceled ..........................        (208,021)           42.70
            Exercised .........................        (980,768)           15.13
                                                     ----------

          Outstanding at December 31, 1999 ....       4,597,251            34.68
            Granted ...........................       1,366,900            38.27
            Canceled ..........................        (206,701)           42.21
            Exercised .........................      (1,231,179)           20.79
                                                     ----------

          Outstanding at December 31, 2000 ....       4,526,271       $    38.96
                                                     ==========

          Exercisable at December 31, 1998 ....       3,157,266       $    21.80
          Exercisable at December 31, 1999 ....       2,927,217            30.17
          Exercisable at December 31, 2000 ....       2,400,853            38.50

    The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                     ------------------------------------------------------------ ---------------------------------
    RANGE OF                          WEIGHTED-AVERAGE       WEIGHTED-AVERAGE                    WEIGHTED-AVERAGE
 EXERCISE PRICES        NUMBER             REMAINING          EXERCISE PRICE       NUMBER         EXERCISE PRICE
                     OUTSTANDING      CONTRACTUAL LIFE                           EXERCISABLE
------------------ ---------------- ---------------------- -------------------- --------------- -----------------
$    0 to $16.75         201,281             4.60                 $11.16             201,281          $11.16
 17.25 to  34.50       1,157,522             6.48                  30.00             976,590           29.25
 35.38 to  65.25       3,167,468             7.82                  44.00           1,222,982           50.38


    We have elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers or directors. Accordingly, no compensation expense has been recognized since stock options granted under these plans were at exercise prices which approximated or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, our pro forma net income and net income per common share would have been the amounts indicated below:


                                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                       2000                   1999                   1998
                                                   -------------         -------------         -------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
Compensation cost ...........................      $      27,278         $      18,861         $      34,198
Net income:
  As reported ...............................            118,719               109,731               131,606
  Pro forma .................................            104,272                98,245               110,745
Net income per share:
  As reported-- basic .......................               4.21                  3.34                  3.98
  As reported-- diluted .....................               3.82                  3.13                  3.58
  Pro forma-- basic .........................               3.70                  2.99                  3.36
  Pro forma-- diluted .......................               3.43                  2.86                  3.08
Stock option share data:
  Stock options granted during period .......          1,366,900             1,078,169             1,444,412
  Weighted average option fair value ........      $       20.57(a)      $       18.00(b)      $       29.23(c)

----------

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant ranging from 6.03% to 6.74% based on the yield of seven-year U.S. Treasury securities.

(b) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.1% based on the yield of ten-year U.S. Treasury securities.

(c) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected option term of four to ten years and risk-free rates of return as of the date of grant of 5.5% based on the yield of ten-year U.S. treasury securities.

    Rights Agreement -- On February 27, 1998, our board of directors declared a dividend distribution of the right to purchase one share of our common stock on the terms and conditions set forth in the Rights Agreement (a "Right") for each share of our common stock outstanding ten days subsequent to the announcement by any person of such person's acquisition of or intent to acquire a beneficial ownership of 15% or more in Suiza Foods Corporation. At any time prior to such date, a required majority may redeem the Rights in whole, but not in part, at a price of $0.01 per Right. The Rights will expire on March 18, 2008, unless our board of directors extends the term of, or redeems, the Rights.

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


                                                                                      YEAR ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                           2000               1999              1998
                                                                       ------------       ------------      ------------
Basic EPS computation:
  Numerator:
     Income from continuing operations ..........................      $    113,751       $    108,827      $    103,069
     Less preferred stock dividends .............................                                                   (237)
                                                                       ------------       ------------      ------------
     Income applicable to common stock ..........................      $    113,751       $    108,827      $    102,832
                                                                       ============       ============      ============
  Denominator:
     Average common shares ......................................        28,195,043         32,861,218        32,953,290
  Basic EPS from continuing operations ..........................      $       4.03       $       3.31      $       3.12
Diluted EPS computation:
  Numerator:
     Income from continuing operations ..........................      $    113,751       $    108,827      $    103,069
     Less preferred stock dividends .............................                                                   (237)
     Net effect on earnings from conversion of mandatorily
       redeemable convertible preferred securities ..............            21,334             24,501            18,732
                                                                       ------------       ------------      ------------
     Income applicable to common stock ..........................      $    135,085       $    133,328      $    121,564
                                                                       ============       ============      ============
  Denominator:
     Average common shares -- basic .............................        28,195,043         32,861,218        32,953,290
     Stock option conversion ....................................           793,680            901,151         1,838,193
     Dilutive effect of conversion of mandatorily redeemable
       convertible preferred securities .........................         7,682,541          9,096,123         7,174,081
                                                                       ------------       ------------      ------------
  Average common shares -- diluted ..............................        36,671,264         42,858,492        41,965,564
                                                                       ============       ============      ============
  Diluted EPS from continuing operations ........................      $       3.68       $       3.11      $       2.90

    Share Repurchases -- On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100 million of our common stock. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We fulfilled the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100 million to $400 million and on November 2, 2000 authorized a further increase to $500 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through December 31, 2000.


                                                      NO. OF SHARES       PURCHASE
                         PERIOD                        REPURCHASED         PRICE
              -------------------------------         -------------    --------------
              Third Quarter 1998 ............           1,000,000      $ 30.4 million
              Fourth Quarter 1998 ...........             510,400        15.6 million
              Second Quarter 1999 ...........              79,700         3.0 million
              Third Quarter 1999 ............           1,850,515        66.7 million
              Fourth Quarter 1999 ...........           3,486,508       128.4 million
              First Quarter 2000 ............             688,800        27.2 million
              Second Quarter 2000 ...........             966,065        42.2 million
              Third Quarter 2000 ............           1,587,000        77.0 million
              Fourth Quarter 2000 ...........              40,000         2.1 million
                                                      -------------    --------------
                        Total ...............          10,208,988      $392.6 million
                                                      =============    ==============

    Subsequent to December 31, 2000, we have repurchased an additional $6.1 million or 123,334 shares and $101.3 million remains available for spending under this program.

    These repurchased shares were treated as effectively retired in the consolidated financial statements.

14.  OTHER COMPREHENSIVE INCOME

    Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 2000 and 1999 are included below.


                                                                      PRE-TAX         TAX
                                                                      INCOME        BENEFIT          NET
                                                                      (LOSS)       (EXPENSE)        AMOUNT
                                                                     --------      ---------       --------
                                                                                (IN THOUSANDS)
Cumulative translation adjustment .............................      $  7,005       $ (2,732)      $  4,273
Minimum pension liability adjustment ..........................           120            (47)            73
                                                                     --------       --------       --------
Accumulated other comprehensive income, December 31, 1998 .....         7,125         (2,779)         4,346
Cumulative translation adjustment .............................       (18,277)         7,493        (10,784)
                                                                     --------       --------       --------
Accumulated other comprehensive income, December 31, 1999 .....      $(11,152)      $  4,714       $ (6,438)
Cumulative translation adjustment .............................        (2,381)           931         (1,450)
Reclassification adjustment for disposal ......................        11,139         (4,362)         6,777
                                                                     --------       --------       --------
Accumulated other comprehensive income, December 31, 2000 .....      $ (2,394)      $  1,283       $ (1,111)
                                                                     ========       ========       ========

15.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

    We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2000, 1999 and 1998, our retirement and profit sharing plan expenses were as follows:


                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2000           1999           1998
                                                       ---------      ---------      ---------
                                                                   (IN THOUSANDS)
Defined benefit plans ...........................      $   2,482      $   3,994      $   3,176
Defined contribution plans ......................          6,792          7,572          7,077
Multi-employer pension plans ....................          5,599          4,937          3,987
                                                       ---------      ---------      ---------
                                                       $  14,873      $  16,503      $  14,240
                                                       =========      =========      =========

    Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

    The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:


                                                                          DECEMBER 31,
                                                                  --------------------------
                                                                    2000             1999
                                                                  ---------        ---------
                                                                       (IN THOUSANDS)
Change in benefit obligation
  Benefit obligation at beginning of year ..................      $  71,673        $ 148,219
    Service cost ...........................................          2,274            4,140
    Interest cost ..........................................          6,573            5,052
    Assumption change ......................................                          (1,498)
    Plan amendments ........................................          1,381
    Actuarial (gain) loss ..................................          1,802           (6,878)
    Acquisitions ...........................................         18,724            4,944
    Disposition of packaging operations ....................         (1,412)         (76,134)
    Benefits paid ..........................................         (7,994)          (6,279)
    Plan curtailments ......................................         (3,727)
    Other ..................................................             76              107
                                                                  ---------        ---------
  Benefit obligation at end of year ........................         89,370           71,673
                                                                  ---------        ---------
Change in plan assets
  Fair value of plan assets at beginning of year ...........         79,166          136,577
    Actual return on plan assets ...........................          1,221           10,033
    Acquisitions ...........................................         18,644            5,577
    Disposition of US plastic packaging operations .........                         (68,639)
    Employer contribution ..................................          1,679            1,809
    Benefits paid ..........................................         (7,994)          (6,279)
    Other ..................................................             37               88
                                                                  ---------        ---------
  Fair value of plan assets at end of year .................         92,753           79,166
                                                                  ---------        ---------
Funded status ..............................................          3,383            7,494
  Unrecognized net transition obligation ...................          1,317            1,931
  Unrecognized prior service cost ..........................          2,596            1,517
  Unrecognized net (gain)loss ..............................         (7,799)         (17,186)
  Minimum liability adjustment .............................         (1,651)
                                                                  ---------        ---------
Net amount recognized ......................................      $  (2,154)       $  (6,244)
                                                                  =========        =========

Amounts recognized in the consolidated balance sheets at
  December 31 of each year consist of:
  Prepaid benefit cost .....................................      $   2,125        $   1,775
  Accrued benefit liability ................................         (4,279)          (8,364)
  Intangible asset .........................................                             345
                                                                  ---------        ---------
Net amount recognized ......................................      $  (2,154)       $  (6,244)
                                                                  =========        =========
Weighted-average assumptions as of December 31:
  Discount rate ............................................           7.75%            7.75%
  Expected return on plan assets ...........................      6.75-9.50%       6.75-9.00%
  Rate of compensation increase ............................         0-5.00%          0-4.00%



                                                                        YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                   2000          1999           1998
                                                                  -------       -------       -------
                                                                            (IN THOUSANDS)
Components of net periodic benefit cost (income)
  Service cost .............................................      $ 2,274       $ 4,151       $ 4,057
  Interest cost ............................................        6,573         5,052         5,842
  Expected return on plan assets ...........................       (8,204)       (6,157)       (6,890)
  Amortization of unrecognized transition obligation .......          140           188           194
  Amortization of prior service cost .......................         147           138           109
  Amortization of unrecognized net gain ....................         (622)           (3)          (13)
  Recognized net actuarial gain from curtailment ...........       (3,899)                       (670)
                                                                  -------       -------       -------
Net periodic benefit cost (income) .........................      $(3,591)      $ 3,369       $ 2,629
                                                                  =======       =======       =======

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $32.7 million, $32.7 million, and $30.4 million, respectively, as of December 31, 2000, and $7.6 million, $6.1 million and $4.9 million, respectively, as of December 31, 1999, excluding pension plans related to the disposed U.S. packaging operations.

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

    The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                                                  DECEMBER 31,
                                                             ----------------------
                                                              2000           1999
                                                             -------        -------
                                                                 (IN THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year .............      $ 5,156        $ 3,948
    Service cost ......................................           29             44
    Interest cost .....................................          450            235
    Actuarial loss ....................................        1,340             84
    Plan amendments ...................................         (566)
    Acquisition .......................................        1,110          1,179
    Benefits paid .....................................         (627)          (334)
                                                             -------        -------
Benefit obligation at end of year .....................      $ 6,892        $ 5,156
Fair value of plan assets at end of year ..............           --             --
                                                             -------        -------
Funded status .........................................       (6,892)        (5,156)
  Unrecognized prior service cost .....................         (566)
  Unrecognized net (gain)/loss ........................          218           (772)
                                                             -------        -------
Net amount recognized -- accrued benefit liability ....      $(7,240)       $(5,928)
                                                             =======        =======
Weighted-average assumptions as of December 31:
  Discount rate .......................................         7.75%          7.50%
Health Care Inflation:
  Initial rate ........................................    7.12-9.50%          7.68%
  Ultimate rate .......................................    5.00-6.00%          4.75%
  Year of ultimate rate achievement ...................    2005-2015           2005


                                                                 DECEMBER 31,
                                                        -----------------------------
                                                        2000        1999        1998
                                                        -----       -----       -----
                                                              (IN THOUSANDS)
Components of Net Periodic Benefit Cost:
Service and interest cost ........................      $ 479       $ 278       $ 289
Amortization of unrecognized net gain ............        (51)        (40)        (21)
Recognized net actuarial loss ....................         65
                                                        -----       -----       -----
Net periodic benefit cost ........................      $ 493       $ 238       $ 268
                                                        =====       =====       =====

    Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                      1-PERCENTAGE-          1-PERCENTAGE-
                                                                     POINT INCREASE         POINT DECREASE
                                                                     -----------------      ----------------
                                                                                 (IN THOUSANDS)
      Effect on total of service and interest cost components....        $  24                   $ (21)
      Effect on post-retirement obligation.......................         $536                    (466)

17.  PLANT CLOSING AND OTHER COSTS

    Plant closing costs -- As part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs during 2000 and 1999 in the amount of $3.4 million and $12.6 million, respectively. In addition, our share of Consolidated Container's restructuring charges were income of $0.8 million in 2000 and expenses of $4.9 million during 1999. These amounts were reported as an adjustment to equity in earnings of unconsolidated affiliates.

    The charges recorded for our integration and cost reduction programs in 2000 reflect several approved efficiency and integration efforts including restructuring of our corporate office departments, elimination of a production shift and certain maintenance activities at our Puerto Rican operation, and closing of our Hartford, Connecticut plant.

    During 1999, we recorded charges related to the closing of four plants with consolidation of production into other plants, the disposition of a small cheese processing plant, consolidation of administrative offices within one of our regions and severance costs incurred at the corporate office as well as the European and Puerto Rican operations.

    The principal components of the plans approved during 2000 and 1999 include the following:

    o Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 205 people in 2000 and 315 people in 1999, primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except six employees had been severed as of December 31, 2000.

    o Shutdown costs include those costs that are necessary to prepare the plant facilities for closure.

    o Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

    o Write-downs of property, plant and equipment and other assets are primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

    Activity with respect to the plant closing and other non-recurring costs for 2000 is summarized below:


                                                        BALANCE AT                               BALANCE AT
                                                       DECEMBER 31,                             DECEMBER 31,
                                                          1999        CHARGES     PAYMENTS        2000
                                                      -------------   -------     --------      ------------
                                                                       (IN THOUSANDS)
Cash Charges:
  Workforce reduction costs ......................      $ 3,073      $ 2,176      $(4,070)       $ 1,179
  Shutdown costs .................................          468          564         (669)           363
  Lease obligations after shutdown ...............          438           95         (415)           118
  Other ..........................................           40          159         (199)
                                                        -------        -----      -------        -------
Subtotal .........................................      $ 4,019        2,994      $(5,353)       $ 1,660
                                                        =======                   =======        =======
Noncash charges:
  Write-down of property, plant and equipment ....                       394
                                                                     -------
Total charges ....................................                   $ 3,388
                                                                     =======

    Activity with respect to the plant closing and other non-recurring costs for 1999 is summarized below:


                                                                                       BALANCE AT
                                                                                       DECEMBER 31,
                                                             CHARGES      PAYMENTS        1999
                                                             -------      --------       -------
                                                                       (IN THOUSANDS)
    Cash Charges:
      Workforce reduction costs .......................      $ 4,188      $(1,115)      $ 3,073
      Shutdown costs ..................................          779         (311)          468
      Lease obligations after shutdown ................          575         (137)          438
      Other ...........................................          234         (194)           40
                                                             -------      -------       -------
    Subtotal ..........................................        5,776      $(1,757)      $ 4,019
                                                                          =======       =======
    Noncash charges:
      Write-down of property, plant and equipment .....        6,790
                                                             -------
    Total charges .....................................      $12,566
                                                             =======

    There have not been significant adjustments to the plan and the majority of future cash requirements to reduce the liability at December 31, 2000 are expected to be completed within a year.

    Acquired facility closing costs -- As part of our purchase price allocations, we accrued costs in 2000 and 1999 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisitions of Broughton Foods, New England Dairies and Southern Foods. Production from these plants was moved to our other facilities.

    The principal components of the plans include the following:

    o Workforce reduction as a result of plant closings included an overall reduction of 282 and 340 plant personnel during 2000 and 1999, respectively. The costs incurred were charged against our acquisition liabilities for these costs. All except 35 employees had been terminated as of December 31, 2000.

    o Shutdown costs include those costs that are necessary to clean and prepare the plant facilities for closure.

    o Additional costs to be incurred after shutdown included lease obligations or termination costs, utilities and property taxes after shutdown of the plant.

    Activity with respect to these acquisition liabilities for 2000 is summarized below:


                                     ACCRUED                                 ACCRUED
                                    CHARGES AT                             CHARGES AT
                                   DECEMBER 31,                            DECEMBER 31,
                                      1999       ACCRUALS     PAYMENTS       2000
                                   ------------  --------     --------     ------------
                                                   (IN THOUSANDS)
Workforce reduction costs ....      $   624      $ 1,268      $  (895)      $   997
Shutdown costs ...............          332        9,735       (2,796)        7,271
                                    -------      -------      -------       -------
Total ........................      $   956      $11,003      ($3,691)      $ 8,268
                                    =======      =======      =======       =======

    Activity with respect to these acquisition liabilities for 1999 is summarized below:


                                                                          ACCRUED
                                                                        CHARGES AT
                                                                        DECEMBER 31,
                                              ACCRUALS     PAYMENTS        2000
                                              --------     --------      -------
                                                       (IN THOUSANDS)
Workforce reduction costs ..............      $ 3,888      $(3,264)      $   624
Shutdown costs .........................        1,035         (703)          332
Other ..................................          112         (112)            0
                                              -------      -------       -------
Total ..................................      $ 5,035      ($4,079)      $   956
                                              =======      =======       =======

18.  SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                    YEAR ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                              2000         1999           1998
                                                                            --------      --------      --------
                                                                                       (IN THOUSANDS)
Cash paid for interest and financing charges, net of
  capitalized interest ...............................................      $142,205      $ 87,548      $ 74,989
Cash paid for taxes ..................................................        31,883        40,003        17,908
Non-cash transactions:
  Issuance of notes payable and common and preferred stock
     in connection with business and property acquisitions ...........            --         3,193       138,547
  Issuance of mandatorily redeemable preferred securities, minority partnership interests and subsidiary preferred and common
     securities in connection with acquisitions ......................       340,336        18,500       201,447


19.  COMMITMENTS AND CONTINGENCIES

    Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery and equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $66.9 million, $45.1 million and $48.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

    The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:



                                                             DECEMBER 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
                                                            (IN THOUSANDS)
Buildings and improvements .......................      $  2,102       $ 12,115
Machinery and equipment ..........................        10,770         13,549
Less accumulated amortization ....................        (4,267)        (9,160)
                                                        --------       --------
                                                        $  8,605       $ 16,504
                                                        ========       ========

    Future minimum payments at December 31, 2000, under noncancelable capital and operating leases with terms in excess of one year are summarized below:


                                                           CAPITAL       OPERATING
                                                           LEASES          LEASES
                                                          ---------      ----------
                                                                 (IN THOUSANDS)
      2001 .........................................      $  1,312       $ 52,950
      2002 .........................................         1,160         44,819
      2003 .........................................         1,113         38,168
      2004 .........................................           988         30,807
      2005 .........................................           814         25,844
      Thereafter ...................................           244         52,098
                                                          --------       --------
      Total minimum lease payments .................         5,631       $244,686
                                                                         ========
      Less amount representing interest ............          (597)
                                                          --------
      Present value of capital lease obligations ...      $  5,034
                                                          ========

    Litigation -- We and our subsidiaries are parties, in the ordinary course of business, to certain claims and litigation. In our opinion, the settlement of such matters is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

    Employment Agreements -- We have entered into employment agreements with certain key management personnel which provide for minimum compensation levels and incentive bonuses, along with provisions for termination benefits in certain circumstances and for certain severance payments in the event of a change in control.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2000 and 1999. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

    We have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments were determined based on current values for similar instruments with similar terms. The following table presents the carrying value and fair value of our interest rate agreements at December 31:


                                                     2000                                     1999
                                     --------------------------------       ----------------------------------
                                     CARRYING VALUE        FAIR VALUE       CARRYING VALUE OF       FAIR VALUE
                                         OF ASSET           LIABILITY           LIABILITY              ASSET
                                     --------------        ----------       -----------------       ----------
                                                                  (IN THOUSANDS)
Interest rate agreements
  effective in 2000...............    $  3,696              $(3,967)            $(4,313)              $5,745
Interest rate agreements
  effective in 2001...............                          (12,311)

    Included in Note 1 - Recently Issued Accounting Pronouncements is a discussion of the treatment of interest rate agreements effective January 1, 2001.

21.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

    Prior to the third quarter of 1999, we had two reportable segments, including "dairy" and "packaging." As a result of the sale of a majority interest in our U.S. plastic packaging operations effective July 2, 1999, as discussed in Note 5, we no longer have a reportable packaging segment under current accounting rules. Our two European packaging businesses have been included in the packaging segment until their disposition in March and May 2000.

    Effective with the acquisition of Southern Foods Group and the formation of Suiza Dairy Group we began a realignment of our businesses which has resulted in the separation of our previous dairy segment into two reportable segments: Suiza Dairy Group and Morningstar Foods. Our Suiza Dairy Group segment, which consists of Suiza Dairy Group, L.P., manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, and yogurt as well as fruit juices and other flavored drinks and bottled water. Morningstar Foods, which consists of our wholly-owned subsidiary Morningstar Foods Inc., manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, specialty products such as lactose-reduced milk and soy milk, as well as certain refrigerated and extended shelf-life products. Our Puerto Rico and Spanish operations do not meet the definition of a segment and are reported in "Corporate/Other." All periods presented have been reclassified to conform with these changes.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including nonrecurring gains and losses and foreign exchange gains and losses.

    We do not allocate income taxes or management fees to segments. In addition, there are no significant noncash items other than depreciation and amortization in reported profit or loss. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:


                                                        2000              1999              1998
                                                     -----------       -----------       -----------
Net sales from external customers:
     Suiza Dairy Group ........................      $ 4,660,329       $ 3,101,800       $ 1,960,611
     Morningstar Foods ........................          704,246           655,159           611,714
     Packaging ................................           42,286           489,814           504,745
     Corporate/Other ..........................          349,442           235,226           243,870
                                                     -----------       -----------       -----------
     Total ....................................      $ 5,756,303       $ 4,481,999       $ 3,320,940
                                                     ===========       ===========       ===========
Intersegment sales:
     Suiza Dairy Group ........................      $    14,680       $ 8,838       $         8,223
     Morningstar Foods ........................           60,213            19,370             9,768
     Packaging ................................               --            18,674            29,379
     Corporate/Other ..........................               --                --                --
                                                     -----------       -----------       -----------
     Total ....................................      $    74,893       $    46,882       $    47,370
                                                     ===========       ===========       ===========

Operating income:
     Suiza Dairy Group (1) ....................      $   289,630       $   164,575       $   121,888
     Morningstar Foods (2) ....................          100,944            83,641            67,298
     Packaging (3) ............................              415            50,402            56,030
     Corporate/Other (4) ......................          (22,926)          (21,744)           (2,760)
                                                     -----------       -----------       -----------
     Subtotal .................................          368,063           276,874           242,456

Other items:
     Interest expense and financing charges ...         (146,181)          (87,817)          (82,295)
     Equity in earnings of investees ..........           11,453             2,630                78
     Other, net ...............................              630             1,416             4,212
                                                     -----------       -----------       -----------
     Income before income tax..................      $   233,965       $   193,103       $   164,451
                                                     ===========       ===========       ===========

Depreciation and amortization:
     Suiza Dairy Group ........................      $   105,717       $    64,046       $    44,157
     Morningstar Foods ........................           22,849            19,644            16,336
     Packaging ................................            1,529            23,020            22,309
     Corporate/Other ..........................           14,888             9,935             8,977
                                                     -----------       -----------       -----------
     Total ....................................      $   144,983       $   116,645       $    91,779
                                                     ===========       ===========       ===========

Assets:
     Suiza Dairy Group ........................      $ 2,912,231       $ 1,750,389       $ 1,551,493
     Morningstar Foods ........................          424,819           458,450           400,561
     Packaging ................................               --           196,792           825,455
     Corporate/Other ..........................          443,428           253,291           236,274
                                                     -----------       -----------       -----------
     Total ....................................      $ 3,780,478       $ 2,658,922       $ 3,013,783
                                                     ===========       ===========       ===========

Capital expenditures:
     Suiza Dairy Group ........................      $    90,901       $   104,023       $    66,927
     Morningstar Foods ........................           28,162            20,344            25,288
     Packaging ................................            1,313            23,650            72,323
     Corporate/Other ..........................           16,500            39,625            12,332
                                                     -----------       -----------       -----------
     Total ....................................      $   136,876       $   187,642       $   176,870
                                                     ===========       ===========       ===========

----------

(1) Operating income includes plant closing and other nonrecurring charges of $2.1 million and $8.7 million in 2000 and 1999, respectively. Operating income in 2000 includes litigation settlement costs of $7.5 million.

(2) Operating income includes plant closing and other nonrecurring charges of $0.5 million in 1999.

(3) Operating income includes plant closing and other nonrecurring charges of $0.2 million in 1999.

(4) Operating income includes corporate office severance, plant closing and other nonrecurring charges of $1.3 million and $3.2 million in 2000 and 1999, respectively.



                                                      REVENUES                          LONG-LIVED ASSETS
                                    ------------------------------------------      --------------------------
                                       2000            1999            1998           2000             1999
                                    ----------      ----------      ----------      ----------      ----------
                                                                 (IN THOUSANDS)
Geographic Information
  United States ..............      $5,364,575      $4,002,144      $2,904,498      $2,723,408      $1,810,874
  Puerto Rico ................         226,661         235,226         243,870         127,487         124,199
  Europe .....................         165,067         244,629         172,572         111,611          83,941
                                    ----------      ----------      ----------      ----------      ----------
          Total ..............      $5,756,303      $4,481,999      $3,320,940      $2,962,506      $2,019,014
                                    ==========      ==========      ==========      ==========      ==========

    We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The table set forth below is a summary of the unaudited quarterly results of operations for 2000 and 1999 (in thousands, except per share data). As a result of the sale of our U.S. packaging operations to Consolidated Container Company on July 2, 1999 in exchange for cash and a 43.1% interest in Consolidated Container Company, the sales, gross profit and operating expenses of this operation subsequent to July 2, 1999 are not included in the table but are instead consolidated onto a single line, "equity in earnings of unconsolidated affiliates" within income from continuing operations.

                                                                               QUARTER
                                              -------------------------------------------------------------------------
                                                   FIRST               SECOND              THIRD              FOURTH
                                              ----------------      -------------      -------------      -------------
2000
Net sales ............................        $   1,394,141         $   1,434,354      $   1,439,947      $   1,487,861

Gross profit .........................              340,158               360,218            354,320            371,540
Income before extraordinary gain(1) ..               20,594                33,533             31,189             28,435
Net income(1) ........................               25,562(2)             33,533             31,189             28,435
Basic earnings per common share(3):
   Income before extraordinary gain ..                 0.71                  1.16               1.13               1.05
   Net income ..........................               0.88                  1.16               1.13               1.05
Diluted earnings per common share(3):
   Income before extraordinary gain ....               0.69                  1.04               1.01                .95
   Net income ..........................               0.82                  1.04               1.01                .95
1999
Net sales ..............................      $   1,153,186         $   1,118,844      $   1,082,060      $   1,127,909
Gross profit ...........................            232,559               262,949            247,650            251,766
Income before extraordinary gain(4) ....             20,873                32,147             30,449             25,358
Net income(4) ..........................             20,873                32,147             30,449             26,262(5)
Basic earnings per common share(3):
   Income before extraordinary gain ....               0.62                  0.95               0.90               0.83
   Net income ..........................               0.62                  0.95               0.90               0.86
Diluted earnings per common share(3):
   Income before extraordinary gain ....               0.60                  0.87               0.83               0.78
   Net income ..........................               0.60                  0.87               0.83               0.80

----------

(1) The results for the first, second, and third quarters of 2000 include plant closing and other non-recurring charges of $0.7 million, $0.8 million and $0.3 million, respectively. Results in the second quarter include defined benefit plan curtailment gains of $3.6 million. Results in the fourth quarter include a charge of $5.0 million for litigation settlement costs and a gain of $0.4 million related to plant closing credits at Consolidated Container. All amounts are net of income taxes and minority interest.

(2) Results for the first quarter of 2000 include an extraordinary gain related to interest rate derivatives which became unhedged, net of an extraordinary loss for the write-off of deferred financing costs.

(3) Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(4) The results for the second, third and fourth quarters of 1999 include plant closing and other non-recurring charges of $2.9 million, $3.2 million (including $0.9 million related to Consolidated Container), and $5.0 million (including $2.0 million related to Consolidated Container), respectively. All amounts are net of income taxes.

(5) The results for the fourth quarter of 1999 include an extraordinary gain from the resolution of contingencies related to the sale of our packaged ice business in 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2001 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to our proxy statement (to be filed) for our May 17, 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    The following consolidated financial statements are filed as part of this report or are incorporated herein as indicated:


                                                                                                           PAGE
                                                                                                          --------

 Independent Auditors' Report.........................................................................      F-1
 Consolidated Balance Sheets as of December 31, 2000 and 1999.........................................      F-2
 Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998...............      F-3
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
  1999 and 1998.......................................................................................      F-4
 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999
 and 1998.............................................................................................      F-5
 Notes to Consolidated Financial Statements...........................................................      F-6

EXHIBITS

    See Index to Exhibits.

FINANCIAL STATEMENT SCHEDULES

    Independent Auditors' Report

    Schedule II -- Valuation and Qualifying Accounts

REPORTS ON FORM 8-K

     None


                                            By:  /s/ BARRY A. FROMBERG
                                               --------------------------------
                                                       Barry A. Fromberg
                                                 Executive Vice President and
                                                   Chief Financial Officer

Dated April 2, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         NAME                                    TITLE                             DATE
         ----                                    -----                             ----

/s/ GREGG L. ENGLES                     Chief Executive Officer and
-------------------------                 Chairman of the Board                 April 2, 2001
    Gregg L. Engles


/s/ PETE SCHENKEL
-------------------------
    Pete Schenkel                       Vice Chairman of the Board              April 2, 2001


/s/ HECTOR M. NEVARES
-------------------------
    Hector M. Nevares                   Vice Chairman of the Board              April 2, 2001


/s/ ALAN BERNON
-------------------------
    Alan Bernon                         Director                                April 2, 2001


/s/ TOM DAVIS                           Director                                April 2, 2001
-------------------------
    Tom Davis


/s/ STEPHEN L. GREEN
-------------------------
    Stephen L. Green                    Director                                April 2, 2001


/s/ JOSEPH S. HARDIN, JR.
-------------------------
    Joseph S. Hardin, Jr.               Director                                April 2, 2001


/s/ JOHN MUSE
-------------------------
    John Muse                           Director                                April 2, 2001


/s/ P. EUGENE PENDER
-------------------------
    P. Eugene Pender                    Director                                April 2, 2001


/s/ JIM TURNER
-------------------------
    Jim Turner                          Director                                April 2, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Suiza Foods Corporation
Dallas, Texas

    We have audited the consolidated financial statements of Suiza Foods Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 8, 2001 (March 30 as to Note 3); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Suiza Foods Corporation and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Dallas, Texas
February 8, 2001

                                                                     SCHEDULE II

                    SUIZA FOODS CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

Allowance for doubtful accounts deducted from accounts receivable:


                                                                               RECOVERIES
                                                                                 OF           WRITE-OFF
                BALANCE --                                                     ACCOUNTS           OF
                BEGINNING      CHARGED TO                                      WRITTEN       UNCOLLECTIBLE      BALANCE
      YEAR       OF YEAR         INCOME       ACQUISITIONS     DISPOSITIONS      OFF           ACCOUNTS       END OF YEAR
    ---------   -----------    ------------   -------------    ------------   -----------    -------------   ------------
     1998          3,589            4,260         13,836                           47           2,429           19,303
     1999         19,303            4,766          1,646            1,188         158           5,836           18,849
     2000         18,849           10,277          8,314            2,776         215          10,708           24,171

                                INDEX TO EXHIBITS


 EXHIBIT
 NUMBER           DESCRIPTION
 -------          -----------
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

  3.7 -- Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June
                  30, 1999 (File No. 1-12755)).

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

  4.4             -- Certificate of Trust of Suiza Capital Trust II
                  (incorporated by reference from our Quarterly Report on Form
                  10-Q for the quarter ended March 31, 1998 (File No. 1-
                  12755)).

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


 EXHIBIT
 NUMBER           DESCRIPTION
 -------          -----------
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

  4.11 -- Registration Rights Agreement, dated as of January 1, 2000, between Suiza Foods Corporation, Dairy Farmers of America,
                  Inc. and Mid-Am Capital, L.L.C. (incorporated by reference from our Current Report on Form 8-K dated January 11, 2000,
                  File No. 1-12755).

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

 *10.3            -- Second Amended and Restated 1997 Stock Option and
                  Restricted Stock Plan (incorporated by reference from our Registration Statement on Form S-8 filed August 2, 2000 (File
                  No. 1-12755)).

 *10.4 -- Executive Deferred Compensation Plan (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12755)).

 *10.5            --Amendment No. 1 to Executive Deferred Compensation and Plan
                  (incorporated by reference to Exhibit 10.3 to our Registration
                  Statement filed February 11, 2000) (File No. 1-12755).

 *10.6            -- Amended and Restated 1997 Employee Stock Purchase Plan
                  (incorporated by reference from our Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2000. (File No.
                  1-12755)).

 *10. 7 -- Country Fresh, Inc. 1989 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 1-12755)).

 EXHIBIT
 NUMBER           DESCRIPTION
 ------           -----------
  10.8            -- Stockholders Agreement dated July 31, 1997 among us,
                  Franklin Plastics, Peter M. Bernon and Alan J. Bernon
                  (incorporated by reference from our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 1997, as amended on
                  October 24, 1997 (File No. 1-12755)).

  10.9 -- Agreement and Plan of Merger dated as of September 28, 1997 by and among us, SF Acquisition Corp. and The Morningstar
                  Foods Group Inc. (incorporated by reference from our Registration Statement on Form S-4 (File No. 333-37869)).

  10.10 -- Agreement and Plan of Merger dated as of January 14, 1998 by and among us, CC Acquisition Corp. and Continental Can
                  Company, Inc. (incorporated by reference from our Registration
                  Statement on Form S-4 (File No. 333-46519)).

  10.11           -- Amended and Restated Declaration of Trust of Suiza Capital
                  Trust, dated as of February 20, 1998 (incorporated by reference from our Current Report on Form 8-K filed on March
                  9, 1998 (File No. 1-12755)).

  10.12 -- Indenture, dated as of February 20, 1998, between us, as Issuer, and Wilmington Trust Company, as Trustee (incorporated by reference from our Current Report on Form 8-K filed on March 9, 1998 (File No. 1-12755)).

  10.13 -- 5% Convertible Subordinated Debenture due 2018, issued by us to Suiza Capital Trust on February 20, 1998 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 1998 (File No. 1-12755)).

  10.14           -- Certificate for Preferred Securities of Suiza Capital
                  Trust, issued to DFA Investment Company on February 20, 1998
                  (incorporated by reference from our Current Report on Form 8-K filed March 9, 1998 (File No. 1-12755)).

  10.15           -- Contribution and Merger Agreement by and among Suiza Foods
                  Corporation, Franklin Plastics, Inc. and affiliates, Vestar
                  Packaging LLC, Reid Plastics Holdings, Inc. and affiliates,
                  Consolidated Container Holdings LLC, Consolidated Container
                  Company LLC and Reid Plastics Group LLC dated as of April 29,
                  1999, as amended (incorporated by reference from our Current
                  Report on Form 8-K dated July 19, 1999, File No. 1-12755).

  10.16           -- Amendment No. 1 to Contribution and Merger Agreement dated
                  June 28, 1999 (incorporated by reference from our Current
                  Report on Form 8-K dated July 19, 1999, File No. 1-12755).

  10.17 -- Amended and Restated Contribution Agreement, Plan of Merger and Purchase Agreement among us and several other entities relating to our acquisition of Southern Food, Group, L.P.
                 (incorporated by reference from our Quarterly Report on Form
                 10-Q for the quarter ended September 30, 1999) (File No.
                 1-12755).

  10.18           -- Amended and Restated Limited Liability Company Agreement of
                  Consolidated Container Holdings, LLC (incorporated by reference from our Current Report on Form 8-K dated July 19,
                  1999, File No. 1-12755).

  10.19           -- Credit Agreement dated as of January 4, 2000 among Suiza
                  Dairy Group, L.P. and Southern Foods Group, L.P. as Borrowers certain domestic subsidiaries of the parent borrower, the Lenders parties thereto, First Union National Bank as
                  Administrative Agent, Bank One, NA as Syndication Agent, Bank of America, N.A. and Fleet National Bank as Co-Documentation
                  Agents and First Union Securities, Inc. and Bank One Capital
                  Market, Inc., as Co-Book Runners (incorporated by reference from our Current Report on Form 8-K dated January 11, 2000,
                  File No. 1-12755).

  10.20           -- Credit Agreement dated as of January 4, 2000 among Suiza
                  Foods Corporation as Borrower, certain domestic subsidiaries of the Borrower as Guarantors, the Lenders parties thereto, First Union National Bank as Administrative Agent, Bank One,
                  NA as Syndication Agent, Bank of America, N.A. and Fleet
                  National Bank as Co- Documentation Agents and First Union
                  Securities, Inc. and Bank One Capital Markets, Inc., as
                  Co-Book Runners (incorporated by reference from our Current
                  Report on Form 8-K dated January 11, 2000, File No. 1-12755).

  10.21           -- Second Amended and Restated Limited Partnership of Suiza
                  Dairy Group, L.P. (filed herewith).

 *10.22 -- Form of Severance Agreement for our dairy executive officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999).


 EXHIBIT
 NUMBER           DESCRIPTION
 -------          -----------
 *10.23           -- Form of Severance Agreement for certain senior officers
                  (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999).

 *10.24           -- Form of Severance Agreement for certain other officers
                  (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 1999).

  10.25           -- Amendment No. 1 to Credit Agreement between Suiza Foods
                  Corporation and certain Lenders party thereto (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 1-12755).

  10.26           -- First Amendment to Credit Agreement between Suiza Dairy
                  Group, L.P. and certain Lenders party thereto (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000) (File No. 1-12755).

  11              -- Computation of Per Share Earnings (filed herewith).

  21              -- List of Subsidiaries (filed herewith).

  23              -- Consent of Deloitte & Touche LLP (filed herewith).

----------

* Management or compensatory contract