Form 10-Q
period 2001-03-31
SUIZA FOODS CORP
filed 2001-05-15
CIK 931336

===============================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        As of May 8, 2001 the number of shares outstanding of each class of common stock was:

                   Common Stock, par value $.01      27,498,611

==============================================================================


                              TABLE OF CONTENTS

                                                                                                                         Page
                                                                                                                         ----
PART I - FINANCIAL INFORMATION

        Item 1 - Financial Statements.................................................................................    3

        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations................   15

        Item 3 - Quantitative and Qualitative Disclosures About Market Risk...........................................   25

PART II - OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K.....................................................................   27


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2001            2000
                                                                                     -----------     -----------
                                                                                     (unaudited)
                                                    Assets
Current assets:
   Cash and cash equivalents.....................................................    $   21,089      $   31,110
   Accounts receivable, net......................................................       503,723         519,318
   Inventories...................................................................       188,180         186,713
   Refundable income taxes.......................................................         3,084           3,925
   Deferred income taxes.........................................................        49,573          54,634
   Prepaid expenses and other current assets.....................................        25,295          22,231
                                                                                     -----------     -----------
       Total current assets......................................................       790,944         817,931

Property, plant and equipment, net...............................................     1,002,431       1,003,769
Intangible and other assets......................................................     1,950,352       1,958,778
                                                                                     -----------     -----------

       Total.....................................................................    $3,743,727      $3,780,478
                                                                                     ===========     ===========

                                     Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses.........................................    $  561,486      $  567,342
   Income taxes payable..........................................................         3,306           4,342
   Current portion of long-term debt and subsidiary lines of credit .............       135,940         128,224
                                                                                     -----------     -----------
       Total current liabilities.................................................       700,732         699,908

Long-term debt...................................................................     1,163,338       1,225,045
Other long-term liabilities......................................................        45,378          34,202
Deferred income taxes............................................................       125,610         123,614

Mandatorily redeemable convertible trust issued preferred securities.............       584,177         584,032
Minority interest in subsidiaries................................................       512,577         514,845
Commitments and contingencies
Stockholders' equity:
   Common stock, 27,471,527 and 27,285,649 shares issued and outstanding.........           275             273
   Additional paid-in capital....................................................       171,967         166,361
   Retained earnings.............................................................       455,380         433,309
   Accumulated other comprehensive income........................................       (15,707)         (1,111)
                                                                                     -----------     -----------
       Total stockholders' equity................................................       611,915         598,832
                                                                                     -----------     -----------

       Total.....................................................................    $3,743,727      $3,780,478
                                                                                     ===========     ===========



          See notes to condensed consolidated financial statements.

                           SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share data)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                       2001            2000
                                                                                    ------------    ------------
                                                                                            (unaudited)
Net sales......................................................................     $1,474,352      $1,394,141
Cost of sales..................................................................      1,117,837       1,053,983
                                                                                    ------------    ------------
Gross profit...................................................................        356,515         340,158
Operating costs and expenses:
   Selling and distribution....................................................        207,560         200,124
   General and administrative..................................................         50,893          49,261
   Amortization of intangibles.................................................         13,341          12,688
   Plant closing and other costs...............................................            843           1,774
                                                                                    ------------    ------------
       Total operating costs and expenses......................................        272,637         263,847
                                                                                    ------------    ------------

Operating income...............................................................         83,878          76,311
Other (income) expense:
   Interest expense, net.......................................................         27,302          27,221
   Financing charges on trust issued preferred securities......................          8,395           8,409
   Equity in earnings of unconsolidated affiliates.............................         (1,673)         (1,869)
   Other (income) expense, net.................................................            691            (547)
                                                                                    ------------    ------------
       Total other (income) expense............................................         34,715          33,214
                                                                                    ------------    ------------

Income from continuing operations before income taxes..........................         49,163          43,097
Income taxes...................................................................         18,667          16,179
Minority interest in earnings..................................................          6,979           6,324
                                                                                    ------------    ------------

Income before extraordinary items and cumulative effect of accounting change...         23,517          20,594
Extraordinary gain.............................................................                          4,968
Cumulative effect of accounting change.........................................         (1,446)
                                                                                    ------------    ------------

Net income.....................................................................     $   22,071      $   25,562
                                                                                    ============    ============

Average common shares: Basic...................................................     27,355,220      29,071,467
Average common shares: Diluted.................................................     35,784,850      37,611,472

Basic earnings per common share:
                                                                                    $
   Income before extraordinary items and cumulative effect of accounting change           0.86      $     0.71
   Extraordinary gain..........................................................                           0.17
   Cumulative effect of accounting change......................................          (0.05)
                                                                                    ------------    ------------
   Net income..................................................................     $     0.81      $     0.88
                                                                                    ============    ============

Diluted earnings per common share:

   Income before extraordinary items and cumulative effect of accounting change     $     0.81      $     0.69
   Extraordinary gain..........................................................                           0.13
   Cumulative effect of accounting change......................................          (0.04)
                                                                                    ------------    ------------
   Net income..................................................................     $     0.77      $     0.82
                                                                                    ============    ============

          See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                    ------------------------
                                                                                       2001         2000
                                                                                    ------------  ----------
                                                                                          (unaudited)
 Cash flows from operating activities:

     Net income..................................................................   $    22,071   $  25,562
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.............................................        37,829      37,348
       Minority interest.........................................................        11,786      10,925
       Equity in earnings of unconsolidated affiliates...........................        (1,673)     (1,869)
       Extraordinary gain........................................................                    (4,968)
       Cumulative effect of accounting change....................................         1,446
       Deferred income taxes.....................................................        11,005       7,204
       Other, net................................................................            (2)       (295)
       Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable....................................................        15,595       6,005
          Inventories............................................................        (1,467)     (9,511)
          Prepaid expenses and other assets......................................        (7,369)      7,066
          Accounts payable, accrued expenses and other liabilities...............       (25,617)    (19,403)
          Income taxes...........................................................           884      (1,150)
                                                                                    ------------  ----------
            Net cash provided by operating activities............................        64,488      56,914

 Cash flows from investing activities:
    Net additions to property, plant and equipment...............................       (19,732)    (23,924)
    Cash outflows for acquisitions and investments...............................                  (217,773)
    Net proceeds from divestitures...............................................                    79,363
    Other........................................................................           864         513
                                                                                    ------------  ----------
            Net cash used in investing activities................................       (18,868)   (161,821)

 Cash flows from financing activities:
    Proceeds from issuance of debt...............................................        32,938   1,172,555
    Repayment of debt............................................................       (90,004)   (932,443)
    Payment of deferred financing costs..........................................                   (11,287)
    Distributions to minority interest holders...................................        (1,384)
    Issuance of common stock, net of expenses....................................         8,865      10,597
    Redemption of trust issued preferred securities..............................                  (100,000)
    Redemption of common stock...................................................        (6,056)    (27,163)
                                                                                    ------------  ----------

            Net cash provided by (used in) financing activities..................       (55,641)    112,259
                                                                                    ------------  ----------

 Increase (decrease) in cash and cash equivalents................................       (10,021)      7,352
 Cash and cash equivalents, beginning of period..................................        31,110      25,155

                                                                                    ------------  ----------
 Cash and cash equivalents, end of period........................................   $    21,089   $  32,507
                                                                                    ============  ==========


          See notes to condensed consolidated financial statements.

                           SUIZA FOODS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001


1.      GENERAL

        Basis of Presentation -- The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2001 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 2000 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

        This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Suiza Foods Corporation and its subsidiaries, including Suiza Dairy Group (our joint venture with Dairy Farmers of America), as a whole.

         Recently Issued Accounting Standards -- Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for us as of January 1, 2001. Currently, our only derivatives are interest rate swaps. These swaps are used to hedge a portion of our debt and are designated as cash flow hedging instruments. Our objective for holding these derivatives is to minimize our interest rate risks and stabilize cash flows. Our derivatives are required to be recorded as an asset or liability on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Any ineffectiveness in our hedges will be recorded as an adjustment to earnings.

         Our adoption of this accounting standard as of January 1, 2001, resulted in

        - the recognition of a liability related to our cash flow hedges of $16.3 million,

        - a charge, net of income taxes and minority interest, of $1.4 million to earnings as a cumulative effect of the adoption of this new standard, and

        - a charge, net of income taxes and minority interest, of $6.4 million to other comprehensive income, as a cumulative effect of the adoption of this new standard.

         As of March 31, 2001, our derivative liability totaled $31.8 million on our consolidated balance sheet. Hedge ineffectiveness, determined in accordance with SFAS No. 133, had no impact on earnings for the three months ended March 31, 2001. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Approximately $50,000 of losses (net of taxes and minority interest) was reclassified to interest expense from other comprehensive income during the three months ended March 31, 2001. We estimate that approximately $6.4 million of net derivative losses (net of income taxes and minority interest) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

        The Emerging Issues Task Force ("Task Force") of the Financial Accounting Standards Board Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," became effective for us in the fourth quarter of 2000. Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $160.6 million during the first quarter of 2001, and $148.9 million during the first quarter of 2000.

        The Task Force recently reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which will become effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this Issue is to record estimated coupon expense as a reduction of revenue based on historical coupon redemption experience which is consistent with the requirements of this Issue.

        In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." Under EITF 00-25, certain consideration paid to our customers will be required to be classified as a reduction of revenue. We are currently evaluating the impact of this accounting standard on our consolidated financial statements. We plan to adopt EITF 00-25 in the first quarter of 2002, as required. Adoption of this standard will not change the reported results of operations.

2.      INVENTORIES


                                            AT MARCH 31,  AT DECEMBER 31,
                                                2001            2000
                                            -----------    -----------
                                                 (in thousands)
Raw materials and supplies...............   $  99,167      $  99,315
Finished goods...........................      89,013         87,398
                                            -----------    -----------
    Total................................   $ 188,180      $ 186,713
                                            ===========    ===========

3.      LONG-TERM DEBT


                                          AT MARCH 31,    AT DECEMBER 31,
                                              2001            2000
                                         ---------------  --------------
                                               (in thousands)
Parent-level credit facility.............  $        --     $        --

Subsidiary debt obligations:
    Suiza Dairy Group credit facility....    1,015,000       1,095,000
    Receivable-backed loan...............      174,722         150,000
    Foreign subsidiary term loan.........       36,984          39,519
    Uncommitted line of credit...........       12,300          20,000
    Other lines of credit................        7,352              --
    Industrial development revenue bonds.        8,845           8,845
    Capital lease obligations and other..       44,075          39,905
                                           -----------     -----------
                                             1,299,278       1,353,269


                                          AT MARCH 31,    AT DECEMBER 31,
                                              2001            2000
                                         ---------------  --------------
                                               (in thousands)
Less current portion                          (135,940)       (128,224)
                                           -----------     -----------
    Total................................  $ 1,163,338     $ 1,225,045
                                           ===========     ===========

        Parent-Level Credit Facility -- Effective January 1, 2000 we entered into a parent-level credit facility, which replaced our then existing senior credit facility. This facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of March 31, 2001, no funds were borrowed under this facility, but there were $4.0 million of issued but undrawn letters of credit outstanding. See "Credit Facility Terms" below for a description of the terms of our parent-level credit facility.

        Suiza Dairy Group Credit Facility -- Simultaneous with the closing of our acquisition of Southern Foods Group and the formation of our joint venture with Dairy Farmers of America effective January 1, 2000, Suiza Dairy Group entered into a $1.61 billion credit facility with a group of lenders which expires in January 2005. This facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At March 31, 2001, there were outstanding borrowings of $1.015 billion under this facility, in addition to $17.6 million of issued but undrawn letters of credit. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group credit facility.

        Credit Facility Terms -- Amounts outstanding under the Suiza Dairy Group credit facility and our parent-level credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

    - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 125 basis points for the Suiza Dairy Group credit facility and 0 to 75 basis points on the parent-level credit facility, depending on our ratio of defined indebtedness to EBITDA; or

    - the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 225 basis points for the Suiza Dairy Group credit facility and 75 to 175 basis points on the parent-level credit facility, depending on our ratio of indebtedness to EBITDA.

        The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 6.96% at March 31, 2001. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the $625 million term loan are due in the following installments:

    -   $25.0 million quarterly from March 31, 2001 through December 31, 2001;

    -   $31.25 million quarterly from March 31, 2002 through December 31,
        2002;

    -   $37.5 million quarterly from March 31, 2003 through December 31, 2003;

    - 25% of the outstanding balance (up to $50 million) quarterly on each of March 31, 2004, June 30, 2004 and September 30, 2004; and the

    -   Remaining balance on January 4, 2005.

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

        The Suiza Dairy Group credit facility and our parent-level credit facility both contain various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA, as defined separately by each agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense as defined separately by each agreement). In addition, both facilities require that we maintain a minimum level of net worth as defined separately by each agreement. The facilities also contain limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibit certain dispositions of property and restrict certain payments, including dividends. The credit facilities are secured by the capital stock of certain of our subsidiaries.

        Receivable-Backed Loan -- On June 30, 2000 we entered into a $150 million credit facility secured by certain subsidiary accounts receivable. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In February 2001, we increased our receivable-backed loan from $150 million to $175 million, and used the proceeds to pay down higher-cost borrowings under the Suiza Dairy Group credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at March 31, 2001 was 5.86%.

        Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta non-recourse loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at March 31, 2001 was 7.13%.

        Uncommitted Line of Credit -- On October 4, 2000, Suiza Dairy Group entered into an agreement with First Union National Bank pursuant to which it may borrow up to $20.0 million from time to time on an uncommitted basis. Loans outstanding under the agreement are unsecured and bear interest at a floating rate of interest, adjusted daily. There is no commitment fee associated with this facility. Principal amounts borrowed under this agreement will mature one year from the date of the agreement. On March 31, 2001, Suiza Dairy Group had an outstanding balance of $12.3 million under this line of credit at an interest rate of 7.08%.

        Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with a line of credit separate from the credit facilities described above. Leche Celta's existing line of credit, which is in the principal amount of 2.5 billion pesetas, was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA ( as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. At March 31, 2001, there were outstanding borrowings of $7.4 million under this line of credit at an interest rate of 5.25%.

        Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding which require annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at March 31, 2001 ranged from 3.80% to 3.90%.

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

        Interest Rate Agreements -- We have interest rate swaps in place that have been designated as hedges against variable interest rate exposure on loans under the Suiza Dairy Group credit facility. The following table summarizes our various interest rate agreements as of March 31, 2001:

           INTEREST RATE LIMITS      NOTIONAL AMOUNTS         EXPIRATION DATE
           ----------------------    ------------------   ------------------------
              6.44% to 6.45%            $275.0 million         December 2001
              6.07% to 6.24%             325.0 million         December 2002
              6.23%                       50.0 million             June 2003
              6.69%                      100.0 million         December 2004
              6.69% to 6.74%             100.0 million         December 2005
              6.78%                       75.0 million         December 2006

        These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

        We have entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 3 - Foreign Subsidiary Term Loan. The following table summarizes these agreements:

      INTEREST RATE
          LIMITS               NOTIONAL AMOUNTS           EXPIRATION DATE
    -------------------   ----------------------------    -----------------
          5.54%           1,500,000,000 pesetas           November 2003
                          (approximately $7.9 million)

           5.6%           2,000,000,000 pesetas           November 2004
                          (approximately $10.6 million)

        We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

4.      BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        Prior to the third quarter of 1999, we had two reportable segments including "dairy" and "packaging." As a result of the sale of our U.S. plastic packaging operations effective July 2, 1999, we no longer have a reportable packaging segment under current accounting rules. Our two European packaging businesses are included in the "packaging" line in each table below until their dispositions in March and May 2000.

        Effective with our acquisition of Southern Foods Group and the formation of Suiza Dairy Group in January 2000, we began a realignment of our businesses which has resulted in the separation of our previous dairy segment into two reportable segments: Suiza Dairy Group and Morningstar Foods. Our Suiza Dairy Group segment, which consists of Suiza Dairy Group, L.P., manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, and yogurt as well as fruit juices and other flavored drinks and bottled water. Morningstar Foods, which consists of our wholly-owned subsidiary Morningstar Foods Inc., manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, specialty products such as lactose-reduced milk and soy milk, as well as certain refrigerated and extended shelf-life products. Our Puerto Rico and Spanish operations are not required to be separately reported and, therefore, they are included in the charts below on the "Corporate/Other" line. All periods presented have been reclassified to conform with these changes.

        The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2000 consolidated financial statements contained in our 2000 Annual Report on Form 10-K.

        We do not allocate income taxes or management fees to segments. In addition, there are no significant non-cash items other than depreciation and amortization in reported operating income. The amounts in the following tables are derived from reports used by our executive management team:

                                                           THREE MONTHS ENDED MARCH 31,
                                                    --------------------------------------------
                                                           2001                     2000
                                                    -------------------       ------------------
                                                                  (in thousands)
Net sales from external customers:
    Suiza Dairy Group...........................       $ 1,202,816             $  1,122,005
    Morningstar Foods...........................           173,499                  159,204
    Packaging...................................                --                   38,108
    Corporate/Other.............................            98,037                   74,824
                                                    -------------------       ------------------
        Total...................................       $ 1,474,352             $  1,394,141
                                                    ===================       ==================
Intersegment sales:
    Suiza Dairy Group...........................       $     4,126             $      3,750
    Morningstar Foods...........................            19,558                   11,620
    Packaging...................................                --                       --
    Corporate/Other.............................                --                       --
                                                    -------------------       ------------------
        Total...................................       $    23,684             $     15,370
                                                    ===================       ==================

Operating income:
    Suiza Dairy Group (1).......................       $    66,881             $     63,990
    Morningstar Foods...........................            21,517                   20,452
    Packaging...................................                --                      220
    Corporate/Other ............................            (4,520)                  (8,351)
                                                    -------------------       ------------------
        Total...................................       $    83,878             $     76,311
                                                    ===================       ==================

Assets:
    Suiza Dairy Group...........................       $ 2,887,492             $  2,696,166
    Morningstar Foods...........................           427,754                  468,245
    Packaging...................................                --                   51,626
    Corporate/Other.............................           428,481                  412,262
                                                    -------------------       ------------------
        Total...................................       $ 3,743,727             $  3,628,299
                                                    ===================       ==================

----------

(1) Operating income is net of plant closing and other nonrecurring charges of $0.8 million in 2001 and $1.8 million in 2000.

        Geographic information for the three months ended March 31:

                                             REVENUES                LONG-LIVED ASSETS
                                     -------------------------   --------------------------
                                       2001           2000          2001           2000
                                     ----------    -----------   -----------    -----------
                                                        (in thousands)
United States.................       $1,376,315    $1,281,209    $2,714,229     $2,625,149
Puerto Rico...................           56,015        57,859       126,287        122,802
Europe........................           42,022        55,073       104,694        125,079
                                     ----------    -----------   -----------    -----------
    Total.....................       $1,474,352    $1,394,141    $2,945,210     $2,873,030
                                     ==========    ===========   ===========    ===========

        We have no single customer within any segment which represents greater than ten percent of our consolidated revenues.

5.      COMPREHENSIVE INCOME

        Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $7.5 million for the three-month period ending March 31, 2001. The amounts of income tax (expense) benefit and minority interest charges allocated to each component of other comprehensive income during the three months ended March 31, 2001 are included below.

                                                                                      TAX
                                                                                    BENEFIT
                                                                                   (EXPENSE)
                                                                      PRE-TAX         AND
                                                                       INCOME      MINORITY
                                                                       (LOSS)      INTEREST    NET AMOUNT
                                                                    ---------------------------------------
                                                                                  (in thousands)
Accumulated other comprehensive income, December 31, 2000           $    (2,394)   $    1,283   $    (1,111)
Cumulative translation adjustment arising during period............      (3,534)        1,389        (2,145)
Cumulative effect of accounting change.............................     (16,278)        9,875        (6,403)
Net change in fair value of derivative instruments.................     (15,564)        9,466        (6,098)
Amounts reclassified to income statement related to derivatives....         124           (74)           50
                                                                    ------------- ------------ ------------
Accumulated other comprehensive income, March 31, 2001............. $   (37,646)   $   21,939   $   (15,707)
                                                                    ============= ============ ============

6.      STOCKHOLDERS' EQUITY

        We repurchased 123,334 shares under our open market share repurchase program during the first quarter of 2001, for an aggregate purchase price of approximately $6.1 million. Approximately $101.3 million remains currently available for spending under this program.

        Repurchased shares are treated as effectively retired in our consolidated financial statements.

7.      PLANT CLOSING COSTS

        Plant closing costs -- As part of our overall integration and cost reduction program initiated during 1999, we recorded plant closing costs during the first quarter of 2001 in the amount of $843,000 related to the closing of our Canton, Mississippi plant.

        Our integration and cost reduction program consists of several individual cost reduction plans. The principal components of each such plan are:

        - Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. Workforce reduction costs are charged to earnings in the period that the plan is established in detail and employee severance and benefits are appropriately communicated. Our current plans include an overall reduction of 129 positions, primarily plant employees associated with the plant closings and rationalization. All except six of those employees had been severed as of March 31, 2001.

        - Shutdown costs, which are costs necessary to prepare plant facilities for closure.

        - Additional costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

        - Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and are written down to their estimated fair value.

Activity with respect to plant closing costs for the first quarter of 2001 is summarized below:


                                           BALANCE AT                                  BALANCE AT
                                          DECEMBER 31,                                  MARCH 31,
                                              2000          CHARGES       PAYMENTS        2001
                                          -------------   ------------    ----------   ----------
                                                              (in thousands)
Cash Charges:
   Workforce reduction costs...........   $    1,179      $     238       $    (989)   $   428
   Shutdown costs......................          363            289              (9)       643
   Lease obligations after shutdown....          118            182            (122)       178
   Other...............................                           5                          5
                                          -------------   ------------    ----------   ----------
Subtotal...............................   $    1,660            714       $  (1,120)   $ 1,254
                                          =============                   ==========   ==========
Noncash charges:
Write-down of property, plant and
equipment..............................                         129
                                                          ------------
Total charges..........................                   $     843
                                                          ============

        There have not been significant adjustments to any plan included within our integration and cost reduction program, and the majority of future cash requirements to reduce the liabilities under the plans are expected to be completed within one year.

        Acquired facility closing costs -- As part of our purchase price allocations related to the acquisitions of Broughton Foods during 1999 and Southern Foods during 2000, we accrued certain costs pursuant to plans to exit certain activities and operations of those acquired businesses in order to rationalize production and reduce costs and inefficiencies.

        The principal components of the plans included the following:

    - Workforce reduction as a result of plant closings including an overall reduction of 212 plant personnel. The costs incurred were charged against acquisition liabilities. All except 29 employees had been terminated under these plans as of March 31, 2001.

    - Shutdown costs including costs necessary to clean and prepare plant facilities for closure, and certain additional costs to be incurred after shutdown including lease obligations or termination costs, utilities and property taxes.

        Activity during the quarter ended March 31, 2001 with respect to these acquisition costs is summarized below:


                                      BEGINNING RESERVE                      ENDING RESERVE
                                           BALANCE          PAYMENTS            BALANCE
                                        --------------   ---------------   ------------------
    Cash Charges:                                        (in thousands)
      Workforce reduction costs....     $      997       $     (52)        $        945
      Shutdown costs...............          7,271            (866)               6,405
                                        --------------   ---------------   ------------------
            Total..................     $    8,268       $    (918)        $      7,350
                                        ==============   ===============   ==================

8.      SUBSEQUENT EVENTS

         On April 4, 2001, we signed a definitive merger agreement with Dean Foods Company, the nation's second largest dairy processor with annual revenues of over $4 billion. The merger agreement provides for the merger of Dean Foods with and into a subsidiary of ours. As a result of the merger, each share of common stock of Dean Foods will automatically convert into the right to receive
 .429 shares of our common stock and $21.00 in cash, subject to adjustment in certain circumstances. We expect to close the merger in the third or fourth quarter of 2001. The merger agreement contains customary closing conditions including, among others, approval of our stockholders and the stockholders of Dean Foods, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In connection with the merger, we have also agreed to repurchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America for

         - approximately $165 million in cash, subject to adjustment in certain circumstances as described in our agreement with Dairy Farmers of America,

         - a subordinated contingent promissory note in the original principal amount of $50 million payable only in the event that we terminate or breach one of our existing milk supply agreements with Dairy Farmers of America prior to the twentieth anniversary of the closing date, and

         - six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods.

         Our repurchase of Dairy Farmers of America's interest in Suiza Dairy Group is conditioned on the closing of our acquisition of Dean Foods. The press release announcing the proposed transactions with Dean Foods and Dairy Farmers of America was filed with the Securities and Exchange Commission, together with copies of our merger agreement with Dean Foods and our securities purchase agreement with Dairy Farmers of America, on our Form 8-K dated April 5, 2001, as amended on April 10, 2001. More information about Dean Foods can be obtained on their website at www.deanfoods.com, or in their filings with the Securities and Exchange Commission, which can be obtained at www.sec.gov. Shares of Dean Foods' common stock are traded on the New York Stock Exchange under the symbol "DF."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese, yogurt, extended shelf-life flavored milks, soy milk and pre-whipped topping. We also manufacture and distribute fruit juices and other flavored drinks, bottled water and coffee, and own a 43.1% interest in Consolidated Container Company, one of the largest rigid plastic container manufacturers in the United States. We currently have two reportable segments, including Suiza Dairy Group and Morningstar Foods.

RESULTS OF OPERATIONS

        The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:

                                                       THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------------------
                                                     2001                         2000
                                          ---------------------------   --------------------------
                                                            (Dollars in thousands)

                                                            % OF                         % OF
                                            DOLLARS       NET SALES       DOLLARS      NET SALES
                                          -------------   -----------   -------------  -----------
Net sales..........................        $ 1,474,352       100.0%      $ 1,394,141      100.0%
Cost of sales......................          1,117,837        75.8         1,053,983       75.6
                                          -------------   -----------   -------------  -----------
Gross profit.......................            356,515        24.2           340,158       24.4

Operating expenses:
    Selling and distribution.......            207,560        14.1           200,124       14.4
    General and administrative.....             50,893         3.4            49,261        3.5
    Amortization of intangibles....             13,341         0.9            12,688        0.9
    Plant closing and other costs..                843         0.1             1,774        0.1
                                          -------------  ------------   ------------   -----------
    Total operating costs and
    expenses.......................            272,637        18.5           263,847       18.9
                                          -------------  ------------   ------------   -----------
Operating income...................        $    83,878         5.7%      $    76,311        5.5%
                                          =============  ============   ============   ===========

        The sales and operating expenses of minority-owned businesses, including Consolidated Container, are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

        Net Sales -- Net sales increased by $80.2 million or 5.8% to $1.47 billion in the first quarter of 2001 from $1.39 billion in the first quarter of 2000. During the first half of 2000 we sold our European packaging businesses. Excluding $38.1 million in revenues recorded by our European packaging operations in the first quarter of 2000, sales increased by $118.3 million or 8.7% in 2001. Net sales for Suiza Dairy Group increased $80.8 million, or 7.2%, in the first quarter of 2001 compared to 2000. This was primarily due to an increase in prices charged for milk in response to higher raw milk costs. Net sales for Morningstar Foods increased $14.3 million, or 9.0%, in the first quarter of 2001 due to increased sales of higher priced products.

        Cost of Sales -- Our cost of sales ratio was 75.8% in the first quarter of 2001 compared to 75.6% in the first quarter of 2000. The cost of sales ratio for Suiza Dairy Group increased to 76.5% in the first quarter of 2001 from 76.1% in 2000. This increase was due to higher raw milk costs. The cost of sales ratio for Morningstar Foods improved to 67.0% in the first quarter of 2001 from 67.5% in 2000 due to increased sales of higher margin products, and to more efficient operations.

        Operating Costs and Expenses -- Our operating expense ratio was 18.5% in the first quarter of 2001 compared to 18.9% in the first quarter of 2000. The operating expense ratio at Suiza Dairy Group was 17.9% in the first quarter of 2001 compared to 18.2% in 2000. This ratio improved due to lower plant closing costs in 2001 and lower selling and general and administrative costs. The operating expense ratio at Morningstar Foods was 20.6% in the first quarter of 2001 compared to 19.7% in 2000. This ratio changed due to higher distribution and selling expenses in 2001 related to the introduction of new products.

        Operating Income -- Operating income in the first quarter of 2001 was $83.9 million, an increase of 9.9% from the first quarter of 2000 operating income of $76.3 million. Operating margin for Suiza Dairy Group declined slightly to 5.6% in the first quarter of 2001 from 5.7% in 2000. This decrease is due to higher raw milk costs during 2001, partly offset by lower operating costs. Morningstar Foods' operating margin declined to 12.4% in the first quarter of 2001 from 12.8% in 2000 due to higher distribution and selling costs.

        Other (Income) Expense -- For the first quarter of 2001, interest expense and financing charges on preferred securities were virtually unchanged from the year earlier period. Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container, amounted to $1.7 million in the first quarter of 2001 compared to $1.9 million in 2000.

        Income Taxes -- Income tax expense was recorded at an effective rate of 38.0% in the first quarter of 2001 compared to 37.5% in the first quarter of 2000. This rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are identified.

        Minority Interest -- Minority interest in earnings, which is primarily the 33.8% ownership interest of Dairy Farmers of America in Suiza Dairy Group, increased to $7.0 million in the first quarter of 2001 from $6.3 million in 2000.

        Extraordinary Gain -- During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

   - A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

   - A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred finance costs.

        Cumulative Effect of Accounting Change - Effective January 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in the recognition of $1.4 million, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million, as a charge to earnings.

RECENT DEVELOPMENTS

        Proposed Acquisition of Dean Foods Company

        On April 4, 2001, we signed a definitive agreement to acquire Dean Foods Company, the nation's second largest dairy processor with annual revenues of over $4 billion. In connection with that transaction, which is expected to close in the third or fourth quarter of this year, we have also agreed to repurchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America.

For more information about these transactions, please see Note 8 to our Consolidated Financial Statements contained in this report.

        Stock Repurchases

        During the first quarter of 2001, we purchased 123,334 shares of our common stock for a total purchase price of $6.1 million. For more information about our stock repurchase program, please see Note 13 to our Consolidated Financial Statements contained in our Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        Cash Flow

        Net cash provided by operating activities was $64.5 million for the first quarter of 2001 as contrasted to $56.9 million for the first quarter of 2000. This increase was primarily due to a higher operating income in 2001.

        We spent $19.7 million during the first quarter of 2001 for capital expenditures, all of which was funded using cash flow from operations. We intend to spend a total of approximately $150 million in 2001 on capital expenditures for our existing manufacturing facilities and distribution capabilities. We will fund all of these capital expenditures using cash flow from operations. We used $6.1 million during the first quarter of 2001 to repurchase stock, which we funded using cash flow from operations and borrowings under our credit facilities.

        Debt Obligations

        At March 31, 2001, Suiza Dairy Group had outstanding borrowings of $1.015 billion under its credit facility, compared to $1.095 billion at December 31, 2000, and $17.6 million in outstanding letters of credit. As of March 31, 2001, up to $577.4 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement. Suiza Dairy Group is currently in compliance with all covenants and financial ratios contained in its credit agreement.

        At March 31, 2001 we had no debt outstanding under our parent-level senior credit facility, and $4.0 in outstanding letters of credit, leaving $296.0 million available for future borrowing. We are currently in compliance with all covenants and financial ratios contained in our parent-level credit facility.

        Scheduled principal payments in the amount of $25 million each will be due and payable on Suiza Dairy Group's $625 million term loan during each quarter of 2001. We expect to fund these payments using cash flow from operations or borrowings under our existing credit facilities.

        Both the Suiza Dairy Group credit facility and the parent-level credit facility will expire in 2005.

        In February 2001, we increased the amount of our receivable-backed loan from $150 million to $175 million, and used the proceeds to pay down higher cost debt.

        Future Capital Requirements

        On April 5, 2001, we announced that we had signed a definitive agreement to acquire Dean Foods Company. Pursuant to this agreement, each shareholder of Dean Foods will be entitled to receive $21.00 in cash plus .429 shares of our common stock, subject to adjustment in certain circumstances, as described in more detail in the merger agreement. Assuming approximately 35.6 million shares of Dean Foods common stock outstanding, we will issue approximately 15.3 million new shares of common stock, and pay approximately $750 million in cash to the shareholders of Dean Foods in connection with the proposed merger.

        In connection with our proposed acquisition of Dean Foods, we have entered into an agreement with Dairy Farmers of America to purchase their 33.8% interest in Suiza Dairy Group in exchange for

        - approximately $165 million in cash, subject to adjustment as described in our agreement with Dairy Farmers of America,

        - a subordinated contingent promissory note in the original principal amount of $50 million payable only in the event that we terminate or breach one of our existing milk supply agreements with Dairy Farmers of America prior to the twentieth anniversary of the closing date, and

        - six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods.

We have also agreed to amend our current milk supply agreement with Dairy Farmers of America to provide that if we do not, within a specified period after closing, offer Dairy Farmers of America the right to supply raw milk, or manage the supply of raw milk, to certain of Dean Foods' dairy plants after the acquisition, we could be required to pay them liquidated damages in an amount of up to $80 million. Any such liquidated damages would be paid, without interest, over a five-year period and would reduce the principal amount of the $50 million contingent promissory note described above by an amount equal to 25% of such payments. The closing of our proposed acquisition of Dairy Farmers of America's minority interest in Suiza Dairy Group is contingent on the completion of our acquisition of Dean Foods.

        We intend to pay the cash portion of the purchase price for the transactions with Dean Foods and Dairy Farmers of America with borrowings under a new $2.6 billion credit facility that will be funded upon closing of the acquisition of Dean Foods Company and the purchase of Dairy Farmers of America's interest in Suiza Dairy Group. In addition to paying the cash portion of the purchase price for these transactions, we will use the proceeds of the new credit facility to repay existing indebtedness under (and terminate) the Suiza Dairy Group credit facility and the parent-level credit facility, and for general corporate purposes. We have received certain lenders' commitments to provide us with the new credit facility, subject to certain conditions, and we intend to sign a definitive credit agreement related to the new facility in July 2001, prior to the closing of the acquisition of Dean Foods Company and the purchase of Dairy Farmers of America's interest in Suiza Dairy Group. We will be required to pay certain fees to our lenders in exchange for their commitments. These fees, which will amount to approximately $16 million and will be paid during the second and third quarters of 2001, regardless of when or whether the acquisition of Dean Foods is completed, will be paid using cash flow from operations or borrowings under one of our existing credit facilities.

        Also during the balance of 2001, regardless of when or whether our proposed acquisition of Dean Foods Company is completed, we expect to spend approximately $15 million for other pre-closing costs related to the acquisition (in addition to the commitment fees for our new credit facility), including investment banking fees and other costs, all of which will be paid using cash flow from operations or borrowings under our existing credit facilities.

        Pending the closing of the transactions with Dean Foods and Dairy Farmers of America, we may pursue additional acquisitions that are compatible with our core business strategy. Prior to the closing of the Dean Foods/Dairy Farmers of America transactions, any acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group, pursuant to our partnership agreement with Dairy Farmers of America, except in certain unusual circumstances. Therefore, any such acquisitions will be funded under the Suiza Dairy Group credit facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through the parent-level credit facility. We financed a portion of the purchase price for our acquisition of a majority interest in Leche Celta with low-cost borrowings in Spain. We may use similar types of financing in any future international acquisitions.

        We believe that we have the financial resources necessary to meet our capital requirements for the foreseeable future.

KNOWN TRENDS AND UNCERTAINTIES

        Trends in Tax Rates

        Our 2000 tax rate was approximately 38.6%. We believe that our effective tax rate will range from 37% to 40% for the next several years. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations, which will phase out in 2002. Any additional acquisitions could change this effective tax rate.

        Rationalization Activities

        As a result of our rapid growth in recent years, we have had, and will continue to have, many opportunities to lower costs and become more efficient in our operations. In 2001 we intend to continue our emphasis on our rationalization activities. As we continue these activities, we may incur costs or other charges. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43.1% equity investment in Consolidated Container Company will continue to be reduced by our share of restructuring and other non-recurring charges recognized by Consolidated Container as they continue to integrate the operations of our former U.S. plastic packaging business and the business of Reid Plastics. Although we cannot estimate the effect of these charges on our earnings at this time, we do not expect these costs to have a material adverse impact on our earnings or results of operations.

        See "Risk Factors" below for a description of certain other uncertainties concerning our business.

RISK FACTORS

        This report contains certain statements about our future that are not statements of historical fact. These statements are found in the portions of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

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

        Significant consolidation is currently underway in the supermarket industry. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. As the consolidation of the grocery industry continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to our future growth, as demand tends to be relatively flat in our industry. Moreover, as our customers become larger, they will have significantly greater purchasing leverage, and may force dairy prices and margins significantly lower than current competitive levels.

       We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

        Our Innovation Efforts May Not Succeed

        We have invested, or intend to invest, significant resources in product innovation in an effort to increase our sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation is a significant source of potential growth for our business because demand tends to be relatively flat, and we expect margins on non value-added dairy products to be compressed as our customer base consolidates. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If our innovation efforts do not succeed, we may not be able to continue to significantly increase sales or profit margins.

        Raw Material and Supply Cost Increases Could Adversely Affect Us

        The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. Prices of raw milk and cream (including butterfat) can fluctuate widely over short periods of time. In certain cases, we are not able to pass on the increased price of raw materials to our customers due primarily to the timing of our price changes. Therefore, volatility in the cost of our raw materials can adversely affect our performance.

      Also, because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of gasoline. We experienced increased fuel costs during 2000 and the first quarter of 2001 as a result of increased fuel prices. An increase in fuel prices in 2001 beyond our expectations could adversely affect our results of operations.

      Consolidated Container Company, in which we own a 43.1% interest, uses high density, polyethylene resin as its primary raw material. Due to recent increases in the cost of petroleum products, Consolidated Container incurred sharply increased costs for high density, polyethylene resin during 2000 and the first quarter of 2001, which adversely affected its results of operations for those periods and, accordingly, our earnings per share for those periods. Consolidated Container is also our primary supplier of plastic bottles. Pursuant to our supply agreements with Consolidated Container, the price we pay for plastic bottles increases as the cost of high density, polyethylene resin increases. We are adversely affected by these cost increases to the extent they are not passed on to our customers. Should the cost of high density, polyethylene resin rise even higher than expected during the remainder of 2001, our financial results , including our gross profit and our earnings per share, for the balance of 2001 could be adversely affected.

        Obtaining Required Regulatory Approvals and Satisfying Other Closing Conditions Could Delay, Prevent or Alter the Projected Benefits of our Proposed Acquisition of Dean Foods Company

        Completion of our proposed acquisition of Dean Foods Company is conditioned upon the expiration or termination of the "waiting period" under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the absence of any governmental order prohibiting the closing of the transaction or making it illegal, and the approval of our shareholders and the shareholders of Dean Foods Company, among other conditions. We can give no assurance as to when or if the conditions to closing will be satisfied.

        Generally, in order for the waiting period under the Hart-Scott Rodino Antitrust Improvements Act to expire without resulting in the federal government obtaining an injunction prohibiting us from closing the transaction, we must first satisfy any concerns that the U.S. Department of Justice might have regarding the competitive effects of the proposed transaction. In certain circumstances, state antitrust enforcement officials or private parties also have the ability to attempt to block the proposed transaction if they have concerns about the competitive effects of the proposed transaction. We can give no assurance as to the terms and conditions, if any, that we will be obliged to comply with in order to satisfy the concerns of any court reviewing the transaction. If we are required to divest operations or lines of business beyond our current expectations, the projected benefits of the proposed acquisition may be diminished, which could adversely affect the financial performance and prospects of our company after the acquisition.

         We will incur significant costs and expenses related to the proposed acquisition prior to closing, some of which will be related to attempting to obtain regulatory approval for the transaction. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." A significant delay in the closing of the proposed transaction beyond our current expectations could substantially burden our financial and management resources, which could have an adverse effect on our operations and/or financial results.

        If any of the conditions to closing contained in the merger agreement are not timely satisfied in accordance with the terms of the merger agreement, the merger agreement could be terminated and the transaction would not be completed at all. In that case, we would have incurred significant costs without achieving the expected benefits of the proposed merger. All costs incurred in attempting to complete the merger would be reflected as expenses on our consolidated income statement, which would have a significant adverse affect on our earnings per share in the period such costs are recorded.

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

        As a manufacturer and distributor of food products, we are also subject to federal, state and local laws and regulations relating to

        -      food quality,
        -      manufacturing standards,
        -      labeling, and
        -      packaging.

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

        We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

        As of March 31, 2001, we had substantial debt and other financial obligations including, among others,

        - $1.015 billion of borrowings under the Suiza Dairy Group credit facility,

        -  $584.2 million of 5.5% preferred securities, and

        -  $174.7 million of indebtedness under the receivable-backed loan.

        Those amounts compare to our stockholders' equity of $611.9 million as of March 31, 2001. If our proposed acquisition of Dean Foods is completed, we will be even more highly leveraged.

        As of March 31, 2001, up to $577.4 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $296.0 million was available for borrowing under the parent-level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and debt service obligations

   - limit our ability to obtain additional financing in the future without obtaining prior consent,

   - require us to dedicate a significant portion of our cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes,

   - may limit our flexibility in planning for, or reacting to, changes in our business and market conditions,

   -    impose on us additional financial and operational restrictions, and

   - expose us to interest rate risk since a portion of our debt obligations are at variable rates.

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

        -      substantial costs of compliance.

        Any of these events could have a material and adverse effect on our financial condition.

        Our Foreign Operations Bring Added Risk

        In February 2000, we purchased a majority interest in a Spanish dairy processor. We have limited experience in managing a European dairy operation. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in Spanish pesetas. Any substantial devaluation of Spanish pesetas would have an adverse effect on our financial condition and results of operations.

        Negative Publicity and/or Shortages of Milk Supply Related to Mad Cow Disease and/or Foot and Mouth Disease Could Adversely Affect Us

        Recent incidences of bovine spongiform encephalopathy ("BSE" or "mad cow disease") in some European countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. Moreover, recent incidences of mad cow disease have occurred primarily in Europe. No cases of disease in humans or livestock caused by BSE have ever been detected in the United States. Notwithstanding these facts, we are still subject to risk as a result of public misperception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales in Spain or the United States resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease, we could suffer a loss of sales, which could have a material and adverse affect on our financial results.

      Foot and Mouth Disease ("FMD") is a highly contagious disease of cattle, swine, sheep, goats, deer, and other cloven-hooved animals. FMD causes severe losses in the production of meat and milk; however, FMD does not pose a health risk to humans. While there have been several recent occurrences of FMD in Europe, the United States has been free of FMD since 1929. To date, we have not seen a measurable impact on our supply of raw milk in Spain as a result of FMD. However, should FMD become widespread in Spain, a milk supply shortage could develop, which would affect our ability to obtain raw milk for our Spanish operations and the price that we are required to pay for raw milk in Spain. If we are unable to obtain a sufficient amount of raw milk to satisfy our Spanish customers' needs, and/or if we are forced to pay a significantly higher price for raw milk in Spain, our financial results in Spain could be materially and adversely affected. Likewise, if there is an outbreak of FMD in the United States, a shortage of raw milk could develop in the United States, which would affect our ability to obtain raw milk and the price that we are required to pay for raw milk in the United States. If we are unable to obtain a sufficient amount of raw milk to satisfy our U.S. customers' needs and/or if we are forced to pay a significantly higher price for raw milk in the United States, our consolidated financial results could be materially and adversely affected.

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

        Loss of Rights to any of our Licensed Brands Could Adversely Affect Us

        We sell certain of our products under licensed brand names, such as Hershey's(R), Borden(R), Pet(R), Lactaid(R) and Flav-O-Rich(R). Should our rights to manufacture and sell products under any of these names be terminated, our financial performance and results of operations could be materially and adversely affected.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

        We have interest rate swaps in place that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility. The following table summarizes our various interest rate agreements as of March 31, 2001:

           INTEREST RATE LIMITS      NOTIONAL AMOUNTS         EXPIRATION DATE
           ----------------------    ------------------   ------------------------
              6.44% to 6.45%            $275.0 million         December 2001
              6.07% to 6.24%             325.0 million         December 2002
              6.23%                       50.0 million             June 2003
              6.69%                      100.0 million         December 2004
              6.69% to 6.74%             100.0 million         December 2005
              6.78%                       75.0 million         December 2006

        These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

        We have entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 3 to our Consolidated Financial Statements contained in this report. The following table summarizes these agreements:

      INTEREST RATE
          LIMITS               NOTIONAL AMOUNTS           EXPIRATION DATE
    -------------------   ----------------------------    -----------------
          5.54%           1,500,000,000 pesetas           November 2003
                          (approximately $7.9 million)

          5.6%            2,000,000,000 pesetas           November 2004
                          (approximately $10.6 million)

        We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

        A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2001, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

        We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the Spanish peseta and the euro. Although a substantial devaluation of Spanish pesetas would have an adverse effect on our financial condition and results of operations, we do not believe that any such adverse effects would be material to our financial condition or results of operations on a consolidated basis.

                         PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      11       Statement regarding computation of per share earnings

(b) Reports on Form 8-K and 8-K/A

       - We filed a Current Report on Form 8-K on April 5, 2001, as amended by Form 8K/A on April 10, 2001, in connection with the announcement of our proposed acquisition of Dean Foods Company

       - We filed a Current Report on Form 8-K on May 3, 2001 pursuant to which we filed the press release announcing our earnings results for the first quarter of 2001

                                  SIGNATURES

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

Date: May 15, 2001

                                EXHIBIT INDEX


  EXHIBIT
  NUMBER                         DESCRIPTION
  ------     -----------------------------------------------

    11       Statement re computation of per share earnings