Form 10-Q
period 2001-06-30
SUIZA FOODS CORP
filed 2001-08-10
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                        OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM TO
                         COMMISSION FILE NUMBER 001-12755
                             SUIZA FOODS CORPORATION
            (Exact name of the registrant as specified in its charter)

                                      [LOGO]
                             ------------------------

                      DELAWARE                                             75-2559681
           (State or other jurisdiction of                              (I.R.S. employer
           incorporation or organization)                              identification no.)

                        2515 MCKINNEY AVENUE, SUITE 1200
                              DALLAS, TEXAS 75201
                                 (214) 303-3400
         (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 6, 2001 the number of shares outstanding of each class of common stock was:

                    Common Stock, par value $.01 27,810,567

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I--FINANCIAL INFORMATION

    Item 1--Financial Statements............................      3

    Item 2--Management's Discussion and Analysis of
     Financial Condition and Results of Operations..........     16

    Item 3--Quantitative and Qualitative Disclosures About
     Market Risk............................................     26

PART II--OTHER INFORMATION

    Item 4--Submission of Matters to a Vote of Security
     Holders................................................     28

    Item 6--Exhibits and Reports on Form 8-K................     28

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            SUIZA FOODS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (unaudited)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   22,938     $   31,110
  Accounts receivable, net..................................     500,815        519,318
  Inventories...............................................     194,465        186,713
  Refundable income taxes...................................       4,392          3,925
  Deferred income taxes.....................................      53,361         54,634
  Prepaid expenses and other current assets.................      42,947         22,231
                                                              ----------     ----------
    Total current assets....................................     818,918        817,931
Property, plant and equipment, net..........................   1,006,372      1,003,769
Intangible and other assets.................................   1,935,678      1,958,778
                                                              ----------     ----------
    Total...................................................  $3,760,968     $3,780,478
                                                              ==========     ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  544,278     $  567,342
  Income taxes payable......................................       8,782          4,342
  Current portion of long-term debt and subsidiary lines of
    credit..................................................     136,011        128,224
                                                              ----------     ----------
    Total current liabilities...............................     689,071        699,908
Long-term debt..............................................   1,135,563      1,225,045
Other long-term liabilities.................................      41,755         34,202
Deferred income taxes.......................................     129,798        123,614
Mandatorily redeemable convertible trust issued preferred
  securities................................................     584,323        584,032
Minority interest in subsidiaries...........................     524,271        514,845
Commitments and contingencies

Stockholders' equity:
  Common stock, 27,702,829 and 27,285,649 shares issued and
    outstanding.............................................         277            273
  Additional paid-in capital................................     182,151        166,361
  Retained earnings.........................................     489,983        433,309
  Accumulated other comprehensive income....................     (16,224)        (1,111)
                                                              ----------     ----------
    Total stockholders' equity..............................     656,187        598,832
                                                              ----------     ----------
    Total...................................................  $3,760,968     $3,780,478
                                                              ==========     ==========

           See notes to condensed consolidated financial statements.

                            SUIZA FOODS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                              -----------------------   -----------------------
                                                                 2001         2000         2001         2000
                                                              ----------   ----------   ----------   ----------
                                                                    (unaudited)               (unaudited)
Net sales...................................................  $1,527,074   $1,434,354   $3,001,427   $2,828,495
Cost of sales...............................................   1,163,947    1,074,136    2,281,774    2,128,118
                                                              ----------   ----------   ----------   ----------
Gross profit................................................     363,127      360,218      719,653      700,377
Operating costs and expenses:
  Selling and distribution..................................     207,247      199,803      414,818      399,927
  General and administrative................................      39,522       42,939       90,415       92,200
  Amortization of intangibles...............................      13,456       12,970       26,797       25,658
  Plant closing and other costs.............................                    1,190          843        2,964
                                                              ----------   ----------   ----------   ----------
    Total operating costs and expenses......................     260,225      256,902      532,873      520,749
                                                              ----------   ----------   ----------   ----------
Operating income............................................     102,902      103,316      186,780      179,628
Other (income) expense:
  Interest expense, net.....................................      25,934       26,914       53,236       54,135
  Financing charges on trust issued preferred securities....       8,395        8,395       16,791       16,805
  Equity in earnings of unconsolidated affiliates...........      (1,186)      (3,535)      (2,859)      (5,404)
  Other (income) expense, net...............................        (189)        (528)         502       (1,075)
                                                              ----------   ----------   ----------   ----------
    Total other (income) expense............................      32,954       31,246       67,670       64,461
                                                              ----------   ----------   ----------   ----------
Income from continuing operations before income taxes.......      69,948       72,070      119,110      115,167
Income taxes................................................      25,982       27,700       44,649       43,879
Minority interest in earnings...............................       9,363       10,837       16,341       17,161
                                                              ----------   ----------   ----------   ----------
Income before extraordinary items and cumulative effect of
  accounting change.........................................      34,603       33,533       58,120       54,127
Extraordinary gain..........................................                                              4,968
Cumulative effect of accounting change......................                                (1,446)
                                                              ----------   ----------   ----------   ----------
Net income..................................................  $   34,603   $   33,533   $   56,674   $   59,095
                                                              ==========   ==========   ==========   ==========
Average common shares: Basic................................  27,560,301   28,896,573   27,458,327   28,984,020
Average common shares: Diluted..............................  36,113,759   37,322,452   35,948,466   37,470,275
Basic earnings per common share:
  Income before extraordinary items and cumulative effect of
    accounting change.......................................  $     1.26   $     1.16   $     2.12   $     1.87
  Extraordinary gain........................................                                               0.17
  Cumulative effect of accounting change....................                                 (0.06)
                                                              ----------   ----------   ----------   ----------
  Net income................................................  $     1.26   $     1.16   $     2.06   $     2.04
                                                              ==========   ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary items and cumulative effect of
    accounting change.......................................  $     1.11   $     1.04   $     1.91   $     1.73
  Extraordinary gain........................................                                                .13
  Cumulative effect of accounting change....................                                 (0.04)
                                                              ----------   ----------   ----------   ----------
  Net income................................................  $     1.11   $     1.04   $     1.87   $     1.86
                                                              ==========   ==========   ==========   ==========

           See notes to condensed consolidated financial statements.

                            SUIZA FOODS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------   ------------
                                                                     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  56,674     $   59,095
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................      75,960         76,061
    Minority interest.......................................      26,995         28,871
    Equity in earnings of unconsolidated affiliates.........      (2,859)        (5,404)
    Extraordinary gain......................................                     (4,968)
    Cumulative effect of accounting change..................       1,446
    Deferred income taxes...................................      12,455         18,336
    Other, net..............................................         639           (971)
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................      18,503            528
      Inventories...........................................      (7,752)        (8,545)
      Prepaid expenses and other assets.....................     (10,653)        10,169
      Accounts payable, accrued expenses and other
        liabilities.........................................     (45,170)       (42,225)
      Income taxes..........................................       6,984         (7,993)
                                                               ---------     ----------
        Net cash provided by operating activities...........     133,222        122,954
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property, plant and equipment............     (55,317)       (55,378)
  Cash outflows for acquisitions and investments............     (16,047)      (270,131)
  Net proceeds from divestitures............................                     89,037
  Other.....................................................       1,230          1,139
                                                               ---------     ----------
        Net cash used in investing activities...............     (70,134)      (235,333)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt............................     107,366      1,265,908
  Repayment of debt.........................................    (185,196)      (941,800)
  Payment of deferred financing costs.......................                    (11,287)
  Issuance of common stock, net of expenses.................      16,505         17,852
  Redemption of trust issued preferred securities...........                   (100,000)
  Redemption of common stock................................      (6,056)       (69,386)
  Distribution to minority interest.........................      (3,879)        (4,759)
                                                               ---------     ----------
        Net cash provided by (used in) financing
          activities........................................     (71,260)       156,528
                                                               ---------     ----------
Increase (decrease) in cash and cash equivalents............      (8,172)        44,149
Cash and cash equivalents, beginning of period..............      31,110         25,155
                                                               ---------     ----------
Cash and cash equivalents, end of period....................   $  22,938     $   69,304
                                                               =========     ==========

           See notes to condensed consolidated financial statements.

                            SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001

1. GENERAL

    BASIS OF PRESENTATION--The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2001 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 2000 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

    This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Suiza Foods Corporation and its subsidiaries, including Suiza Dairy Group (our joint venture with Dairy Farmers of America), as a whole.

    RECENTLY ISSUED ACCOUNTING STANDARDS--Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, became effective for us as of January 1, 2001. We hedge a portion of our exposure to variable interest rates using interest rate swaps. These swaps, designated as cash flow hedging instruments, are used to hedge a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows. These swaps are required to be recorded as an asset or liability on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense.

    As of June 30, 2001, our derivative liability totaled $30.1 million on our consolidated balance sheet. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and included in our income statement, totaled approximately $48,000 for the three-months and six-months ended June 30, 2001. Approximately
$1.4 million and $1.5 million of losses (net of taxes and minority interest) were reclassified to interest expense from other comprehensive income during the three- months and six-months ended June 30, 2001. We estimate that approximately $8.6 million of net derivative losses (net of income taxes and minority interest) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

    The Emerging Issues Task Force (Task Force) of the Financial Accounting Standards Board Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," became effective for us in the fourth quarter of 2000. Our shipping and handling costs are included in either cost of sales or selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $162.0 million and $322.6 million for the three-month and six-month periods ending June 30, 2001, compared to $149.6 million and $298.5 million during the three-month and six-month periods ending June 30, 2000.

    The Task Force recently reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which will become effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this Issue is to record estimated coupon expense as a reduction of revenue based on historical coupon redemption experience which is consistent with the requirements of this Issue. Therefore, our adoption of this Issue will have no impact on our consolidated financial statements.

    In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We plan to adopt this Issue in the first quarter of 2002, as required. Under this Issue, certain consideration paid to our customers will be required to be classified as a reduction of revenue. Adoption of this Issue will result in the reclassification of certain costs as a reduction of revenue. However, there will be no change in reported net income.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method. SFAS
No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our income statement. SFAS No. 142 will also require that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we will reassess the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite.

    We are required to adopt the provisions of SFAS 142 on January 1, 2002. However, for any business combination completed after June 30, 2001, the purchase method of accounting will be required and goodwill and any intangible asset determined to have an indefinite useful life will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. At June 30, 2001, our goodwill approximated $1.65 billion. Amortization of goodwill and other intangible assets with indefinite lives was approximately
$12.7 million and $25.3 million for the three-month and six-month periods ended June 30, 2001, respectively. We are currently evaluating the impact of adopting these pronouncements on our consolidated financial statements.

2. INVENTORIES

                                                     AT JUNE 30,   AT DECEMBER 31,
                                                        2001            2000
                                                     -----------   ---------------
                                                            (in thousands)
Raw materials and supplies.........................   $ 94,854        $ 99,315
Finished goods.....................................     99,611          87,398
                                                      --------        --------
  Total............................................   $194,465        $186,713
                                                      ========        ========

3. LONG-TERM DEBT

                                                    AT JUNE 30,   AT DECEMBER 31,
                                                       2001            2000
                                                    -----------   ---------------
                                                           (in thousands)
Parent-level credit facility......................  $       --      $       --
Subsidiary debt obligations:
  Suiza Dairy Group credit facility...............     933,600       1,095,000
  Receivable-backed loan..........................     250,000         150,000
  Foreign subsidiary term loan....................      35,654          39,519
  Uncommitted line of credit......................          --          20,000
  Other lines of credit...........................       5,873              --
  Industrial development revenue bonds............       8,845           8,845
  Capital lease obligations and other.............      37,602          39,905
                                                    ----------      ----------
                                                     1,271,574       1,353,269
Less current portion Less current portion.........    (136,011)       (128,224)
                                                    ----------      ----------
  Total...........................................  $1,135,563      $1,225,045
                                                    ==========      ==========

    PARENT-LEVEL CREDIT FACILITY--This facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of June 30, 2001, no funds were borrowed under this facility, but there were $4.8 million of issued but undrawn letters of credit outstanding. See "Credit Facility Terms" below for a description of the terms of our parent-level credit facility. This facility will be terminated and replaced upon completion of our pending acquisition of Dean Foods.

    SUIZA DAIRY GROUP CREDIT FACILITY--Suiza Dairy Group, our joint venture with Dairy Farmers of America, has a $1.61 billion credit facility with a group of lenders which expires in January 2005. This facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At June 30, 2001, there were outstanding borrowings of $933.6 million under this facility, in addition to $20.6 million of issued but undrawn letters of credit. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group credit facility. This facility will be terminated and replaced upon completion of our pending acquisition of Dean Foods.

    CREDIT FACILITY TERMS--Amounts outstanding under the Suiza Dairy Group credit facility and our parent-level credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

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

    The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 5.51% at June 30, 2001. However, we have interest rate swap agreements in place that hedge variable rate interest on a majority of this facility. The average interest rate on the swaps during the three months ended June 30, 2001, plus the applicable interest rate margin on the credit facility, totaled 8.16%. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the $625 million term loan are due in the following installments:

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

    Both the parent-level credit facility and the Suiza Dairy Group credit facility will be terminated and replaced upon completion of our pending acquisition of Dean Foods.

    In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the Suiza Dairy Group credit facility and the parent-level credit facility that ranges from 25 to 50 basis points, based on our ratio of indebtedness to EBITDA (as defined in the agreements).

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

    RECEIVABLE-BACKED LOAN--On June 30, 2000 we entered into a $150 million credit facility secured by certain subsidiary accounts receivable. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In February 2001, we increased the amount of this facility to $175 million and in June 2001, we further increased it to $250 million. We have used the proceeds of this facility to pay down higher-cost borrowings under the Suiza Dairy Group credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at June 30, 2001 was 4.50%.

    FOREIGN SUBSIDIARY TERM LOAN--In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta non-recourse loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the loan agreement), and requires semi-annual principal payments beginning in August 2001. The interest rate in effect on this loan at June 30, 2001 was 7.04%.

    UNCOMMITTED LINE OF CREDIT--Suiza Dairy Group also has an agreement with First Union National Bank pursuant to which it may borrow up to $20.0 million from time to time on an uncommitted basis. There is no commitment fee associated with this facility. On June 30, 2001, Suiza Dairy Group had no outstanding balance under this line of credit.

    OTHER LINES OF CREDIT--Leche Celta, our Spanish subsidiary, is our only subsidiary with a line of credit separate from the credit facilities described above. Leche Celta's existing line of credit, which is in the principal amount of 2.5 billion pesetas, was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. At June 30, 2001, there were outstanding borrowings of $5.9 million under this line of credit at an interest rate of 5.00%.

    INDUSTRIAL DEVELOPMENT REVENUE BONDS--Certain of our subsidiaries have revenue bonds outstanding which require annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at June 30, 2001 ranged from 2.95% to 3.15%.

    OTHER SUBSIDIARY DEBT--Other subsidiary debt includes various promissory notes for the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

    INTEREST RATE AGREEMENTS--We have interest rate swaps in place that have been designated as hedges against variable interest rate exposure on loans under the Suiza Dairy Group credit facility. The following table summarizes our various interest rate agreements:

FIXED INTEREST RATES  NOTIONAL AMOUNTS   EXPIRATION DATE
--------------------  ----------------   ---------------
4.90% to 4.93%         $275.0 million     December 2002
6.07% to 6.23%          325.0 million     December 2002
6.23%                    50.0 million         June 2003
6.69%                   100.0 million     December 2004
6.69% to 6.74%          100.0 million     December 2005
6.78%                    75.0 million     December 2006

    These derivative agreements provide hedges for loans under Suiza Dairy Group's credit facility by limiting or fixing the LIBOR interest rates specified in the Suiza Dairy Group credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

    We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 3--Foreign Subsidiary Term Loan. The following table summarizes these agreements:

FIXED INTEREST RATES        NOTIONAL AMOUNTS          EXPIRATION DATE
--------------------  -----------------------------   ---------------
       5.54%          1,500,000,000 pesetas
                      (approximately $7.6 million)     November 2003

        5.6%          2,000,000,000 pesetas
                      (approximately $10.2 million)    November 2004

    We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. We incurred $1.4 million of additional interest expense, net of taxes and minority interest, during the three months ended June 30, 2001 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. See
Note 1--General--Recently Issued Accounting

Standards. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

    NEW CREDIT FACILITY--On July 31, 2001, we entered into a new credit agreement with a syndicate of banks and other financial institutions which will replace the existing Suiza credit facility and the Suiza Dairy Group credit facility and provide financing for our acquisition of Dean Foods. Although we have entered into this new credit agreement, we will not be able to borrow under the new credit agreement until certain conditions to funding have occurred. These conditions include, among other conditions, the completion of our acquisition of Dean Foods and the termination of our existing credit facilities. Once all conditions precedent to funding have been satisfied, the following credit facilities will be available to us:

    - a revolving line of credit providing for periodic advances not to exceed $800 million of which up to $100 million is available to Suiza on a same-day basis in the form of swingline loans and up to $150 million is available in the form of letters of credit; and

    - two term loans in the amount of $900 million (Term Loan A) and $1 billion (Term Loan B), respectively.

    Term Loan A and Term Loan B are each available for funding only in connection with the initial funding under the new credit agreement that is expected to occur upon completion of our acquisition of Dean Foods. We anticipate that both term loans will be fully funded at that time.

    After funding of the two term loans, we will rely upon internally generated cash flows and our revolving line of credit to meet our continuing working capital needs, including the financing of acquisitions. Our new revolving line of credit will expire, and Term Loan A will mature, on July 15, 2007, and Term Loan B will mature on July 17, 2008.

    Interest on outstanding loans (including revolving and term loans) under the new credit facility will accrue at a variable rate of interest during the terms of the loans. These interest rates will depend upon one or more of two prevailing market interest rates, as follows:

    (i) either the prime rate of First Union National Bank or a weighted average of the overnight funds rate published by the Federal Reserve Bank of New York, plus fifty basis points; (the Alternate Base Rate); or

    (ii) the London Interbank Offered Rate as adjusted under a formula provided in the new Credit Agreement (the LIBOR Rate).

    In each case a margin that varies depending upon the ratio of our defined indebtedness to EBITDA (the Leverage Ratio) is added to the foregoing reference rates to determine the applicable interest rate.

    In addition to interest, we will pay a commitment fee in respect of unused portions of our unused revolving line of credit that varies from 37.5 basis points to 50 basis points depending on our Leverage Ratio from time to time.

    In addition to regular interest payments, we will be required to make quarterly principal payments on the term loans commencing March 31, 2002. These quarterly principal payments are not anticipated to fully amortize the principal amount of the term loans prior to the maturity of such loans. As a result, we expect that an additional principal payment in the amount of $112,500,000 will be required in respect of Term Loan A on July 15, 2007. Similarly, we anticipate a final principal payment in the amount of $472,500,000 will be required in respect of Term Loan B on July 15, 2008.

    In addition to affirmative and negative covenants similar to those contained in our existing credit facilities, we: (i) will grant liens on substantially all of our domestic assets (other than real property and improvements owned by Dean Foods and its subsidiaries) to secure the indebtedness under the new credit agreement; and (ii) have agreed, with limited exceptions, not to pay dividends or repurchase our capital stock in amounts greater than $50 million unless our Leverage Ratio as of our most recently ended fiscal quarter is less than 3.0 to 1.0 and we are otherwise in compliance with our financial covenants after giving effect to the payment of such dividend or the acquisition of such capital stock.

4. BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

    We currently have two reportable segments: Suiza Dairy Group and Morningstar Foods. Suiza Dairy Group manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese and yogurt, as well as fruit juices, flavored drinks and bottled water. Morningstar Foods manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, specialty products such as lactose-reduced milk and soy milk, as well as certain refrigerated and extended shelf-life products.

    Our Puerto Rico and Spanish operations are not required under applicable accounting rules to be separately reported and, therefore, they are included in the charts below on the "Corporate/Other" line. This line also includes the two European packaging businesses that we sold in March and May 2000.

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

    We do not allocate income taxes or management fees to segments. In addition, there are no significant non-cash items other than depreciation and amortization in reported operating income. The amounts in the following tables are derived from reports used by our executive management team:

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ----------------------------      --------------------------
                                                   2001             2000             2001            2000
                                                -----------      -----------      ----------      ----------
                                                                       (in thousands)
Net sales from external customers:
  Suiza Dairy Group...........................  $1,242,045       $1,165,529       $2,444,862      $2,287,534
  Morningstar Foods...........................     186,203          169,440          359,702         328,644
  Corporate/Other.............................      98,826           99,385          196,863         212,317
                                                ----------       ----------       ----------      ----------
    Total.....................................  $1,527,074       $1,434,354       $3,001,427      $2,828,495
                                                ==========       ==========       ==========      ==========
Intersegment sales:
  Suiza Dairy Group...........................  $    3,969       $    2,981       $    8,095      $    6,731
  Morningstar Foods...........................      22,839           12,285           42,397          23,905
  Corporate/Other.............................
                                                ----------       ----------       ----------      ----------
    Total.....................................  $   26,808       $   15,266       $   50,492      $   30,636
                                                ==========       ==========       ==========      ==========
Operating income:
  Suiza Dairy Group...........................  $   75,930       $   81,943       $  142,812      $  142,567
  Morningstar Foods...........................      24,748           23,337           46,265          43,790
  Corporate/Other.............................       2,224           (1,964)          (2,297)         (6,729)
                                                ----------       ----------       ----------      ----------
    Total.....................................  $  102,902       $  103,316       $  186,780      $  179,628
                                                ==========       ==========       ==========      ==========
Assets at June 30:
  Suiza Dairy Group...........................  $2,878,308       $2,833,485
  Morningstar Foods...........................     438,753          394,776
  Corporate/Other.............................     443,907          447,973
                                                ----------       ----------
    Total.....................................  $3,760,968       $3,676,234
                                                ==========       ==========

    Geographic information for the three-month and six-month periods ended June 30:

                                                       REVENUES
                             ------------------------------------------------------------          LONG-LIVED ASSETS
                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,              AT JUNE 30,
                             ----------------------------      --------------------------      --------------------------
                                2001             2000             2001            2000            2001            2000
                             -----------      -----------      ----------      ----------      ----------      ----------
                                    (in thousands)                   (in thousands)                  (in thousands)
United States..............  $1,428,248       $1,334,969       $2,804,564      $2,616,178      $2,711,862      $2,670,650
Puerto Rico................      56,582           56,318          112,597         114,177         125,621         121,150
Europe.....................      42,244           43,067           84,266          98,140         100,582         116,330
                             ----------       ----------       ----------      ----------      ----------      ----------
Total......................  $1,527,074       $1,434,354       $3,001,427      $2,828,495      $2,938,065      $2,908,130
                             ==========       ==========       ==========      ==========      ==========      ==========

    We have no single customer within any segment which represents greater than ten percent of our consolidated revenues.

5. COMPREHENSIVE INCOME

    Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $34.1 million and $41.6 million for the three-months and six-months ended June 30, 2001. The amounts of income tax (expense) benefit and minority interest charges allocated to each component of other comprehensive income during the six months ended
June 30, 2001 are included below.

                                                                        TAX BENEFIT
                                                             PRE-TAX     (EXPENSE)
                                                              INCOME    AND MINORITY
                                                              (LOSS)      INTEREST     NET AMOUNT
                                                             --------   ------------   ----------
                                                                        (in thousands)
Accumulated other comprehensive income, December 31,
  2000.....................................................  $ (2,394)    $  1,283      $ (1,111)
  Cumulative translation adjustment arising during
    period.................................................    (3,534)       1,389        (2,145)
  Cumulative effect of accounting change...................   (16,278)       9,875        (6,403)
  Net change in fair value of derivative instruments.......   (15,564)       9,466        (6,098)
  Amounts reclassified to income statement related to
    derivatives............................................       124          (74)           50
                                                             --------     --------      --------
Accumulated other comprehensive income, March 31, 2001.....  $(37,646)    $ 21,939      $(15,707)
                                                             --------     --------      --------
  Cumulative translation adjustment arising during
    period.................................................    (2,013)         791        (1,222)
  Net change in fair value of derivative instruments.......    (1,823)       1,115          (708)
  Amounts reclassified to income statement related to
    derivatives............................................     3,607       (2,194)        1,413
                                                             --------     --------      --------
Accumulated other comprehensive income, June 30, 2001......  $(37,875)    $ 21,651      $(16,224)
                                                             ========     ========      ========

6. STOCKHOLDERS' EQUITY

    We repurchased 123,334 shares under our open market share repurchase program during the first six months of 2001, for an aggregate purchase price of approximately $6.1 million. Approximately $101.3 million remains currently available for spending under this program.

    Repurchased shares are treated as effectively retired in our consolidated financial statements.

7. PLANT CLOSING COSTS

    PLANT CLOSING COSTS--As part of our overall integration and cost reduction program initiated during 1999, we recorded plant closing costs during the first quarter of 2001 in the amount of $843,000 related to the closing of our Canton, Mississippi plant.

    Our integration and cost reduction program consists of several individual cost reduction plans. The principal components of each such plan are:

    - Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. Workforce reduction costs are charged to earnings in the period that the plan is established in detail and employee severance and benefits are appropriately communicated. Our current plans include an overall reduction of 129 positions, primarily plant employees associated with the plant closings and rationalization. All of those employees had been severed as of June 30, 2001.

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

    Activity with respect to plant closing costs for 2001 to date is summarized below:

                                                                   SIX MONTHS ENDED
                                               ACCRUED CHARGES       JUNE 30, 2001      ACCRUED CHARGES
                                                     AT           -------------------         AT
                                              DECEMBER 31, 2000   ACCRUALS   PAYMENTS    JUNE 30, 2001
                                              -----------------   --------   --------   ---------------
                                                                   (in thousands)
Cash Charges:
  Workforce reduction costs.................        $1,179          $238     $(1,125)        $292
  Shutdown costs............................           363           289        (159)         493
  Lease obligations after shutdown..........           118           182        (204)          96
  Other.....................................                           5          (2)           3
                                                    ------          ----     -------         ----
Subtotal....................................        $1,660          $714     $(1,490)        $884
                                                    ======                   =======         ====
Noncash charges:............................
  Write-down of property, plant and
    equipment...............................                         129
                                                                    ----
Total charges...............................                        $843
                                                                    ====

    There have not been significant adjustments to any plan included within our integration and cost reduction program, and the majority of future cash requirements to reduce the liabilities under the plans are expected to be completed within one year.

    ACQUIRED FACILITY CLOSING COSTS--As part of our purchase price allocations related to the acquisitions of Broughton Foods during 1999 and Southern Foods during 2000, we accrued certain costs pursuant to plans to exit certain activities and operations of those acquired businesses in order to rationalize production and reduce costs and inefficiencies.

    The principal components of the plans included the following:

    - Workforce reduction as a result of plant closings including an overall reduction of 212 plant personnel. The costs incurred were charged against acquisition liabilities. All except 29 employees had been terminated under these plans as of June 30, 2001.

    - Shutdown costs including costs necessary to clean and prepare plant facilities for closure, and certain additional costs to be incurred after shutdown including lease obligations or termination costs, utilities and property taxes.

    Set forth in the following chart are the types and amounts of cash payments made against these accruals during 2001 to date:

                                                ACCRUED CHARGES               ACCRUED CHARGES
                                                      AT                            AT
                                               DECEMBER 31, 2000   PAYMENTS    JUNE 30, 2001
                                               -----------------   --------   ---------------
                                                               (in thousands)
Cash Charges:
  Workforce reduction costs..................        $  997        $  (145)       $  852
  Shutdown costs.............................         7,271         (1,480)        5,791
                                                     ------        -------        ------
    Total....................................        $8,268        $(1,625)       $6,643
                                                     ======        =======        ======

8. ACQUISITIONS

    On April 4, 2001, we signed a definitive merger agreement with Dean Foods Company, the nation's second largest dairy processor with annual revenues of over $4 billion. The merger agreement provides for the merger of Dean Foods with and into one of our subsidiaries. As a result of the merger, each share of common stock of Dean Foods will automatically convert into the right to receive
 .429 shares of our common stock and $21.00 in cash, subject to adjustment in certain circumstances. We expect to issue approximately 15.3 million shares of common stock, and to pay approximately $750 million in cash, to Dean's stockholders in the merger. The merger agreement contains customary closing conditions including, among others, approval of our stockholders and the stockholders of Dean Foods, and expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We expect to close the merger during the fourth quarter of 2001.

    In connection with the merger, we have also agreed to repurchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America (DFA) for:

    - approximately $165 million in cash, subject to adjustment in certain circumstances as described in our agreement with DFA,

    - a subordinated contingent promissory note in the original principal amount of $50 million payable only in the event that we terminate or breach one of our existing milk supply agreements with DFA prior to the twentieth anniversary of the closing date, and

    - six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods. DFA has assigned its right to acquire these plants to National Dairy Holdings, an entity in which DFA owns a minority interest. Therefore, when the merger occurs, we expect to transfer the six plants to National Dairy Holdings rather than to DFA.

    Also as part of the consideration to be paid to DFA, we will amend one of our existing milk supply agreements with DFA to provide that if we do not, within a specified period after closing, offer DFA the right to supply raw milk, or manage the supply of raw milk, to certain of Dean's dairy plants after the merger, we could be required to pay liquidated damages to DFA in an amount of up to $80 million. Any such liquidated damages would be paid without interest over a five-year period and would reduce the principal amount of the $50 million contingent promissory note described above by an amount equal to approximately 25% of such payments.

    Our repurchase of DFA's interest in Suiza Dairy Group is conditioned on, and is expected to occur simultaneously with, the closing of our acquisition of Dean Foods.

    We will pay the cash portion of the purchase price for the transactions with Dean Foods and DFA with borrowings under a new $2.7 billion credit facility that will be funded upon closing of the transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are the nation's leading dairy processor and distributor, producing a full line of company-branded and customer-branded dairy products such as fluid milk, ice cream and novelties, coffee creamers, half-and-half, whipping cream, sour cream, cottage cheese, yogurt, extended shelf-life flavored milks, soy milk and pre-whipped topping. We also manufacture and distribute fruit juices, flavored drinks, bottled water and coffee, and own a 43.1% interest in Consolidated Container Company, one of the largest rigid plastic container manufacturers in the United States. We currently have two reportable segments, including Suiza Dairy Group and Morningstar Foods.

RESULTS OF OPERATIONS

    The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:

                                         THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------------   ---------------------------------------------
                                        2001                    2000                    2000                    2001
                                ---------------------   ---------------------   ---------------------   ---------------------
                                 DOLLARS     PERCENT     DOLLARS     PERCENT     DOLLARS     PERCENT     DOLLARS     PERCENT
                                ----------   --------   ----------   --------   ----------   --------   ----------   --------
                                           (dollars in thousands)                          (dollars in thousands)
Net sales.....................  $1,527,074    100.0%    $1,434,354    100.0%    $3,001,427    100.0%    $2,828,495    100.0%
Cost of sales.................   1,163,947     76.2      1,074,136     74.9      2,281,774     76.0      2,128,118     75.2
                                ----------    -----     ----------    -----     ----------    -----     ----------    -----
  Gross profit................     363,127     23.8        360,218     25.1        719,653     24.0        700,377     24.8
Operating expenses
  Selling and distribution....     207,247     13.6        199,803     13.9        414,818     13.9        399,927     14.1
  General and
    administrative............      39,522      2.6         42,939      3.0         90,415      3.0         92,200      3.3
  Amortization of
    intangibles...............      13,456      0.9         12,970      0.9         26,797      0.9         25,658      0.9
  Plant closing and other
    costs.....................                               1,190      0.1            843                   2,964      0.1
                                ----------    -----     ----------    -----     ----------    -----     ----------    -----
    Total operating
      expenses................     260,225     17.1        256,902     17.9        532,873     17.8        520,749     18.4
                                ----------    -----     ----------    -----     ----------    -----     ----------    -----
    Total operating income....  $  102,902      6.7%    $  103,316      7.2%    $  186,780      6.2%    $  179,628      6.4%
                                ==========    =====     ==========    =====     ==========    =====     ==========    =====

    The sales and operating expenses of minority-owned businesses, including Consolidated Container, are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

SECOND QUARTER AND YEAR-TO-DATE 2001 COMPARED TO SECOND QUARTER AND YEAR-TO-DATE
  2000

    NET SALES--Net sales increased by $92.7 million or 6.5% to $1.53 billion in the second quarter of 2001 from $1.43 billion in the second quarter of 2000. For the six month period ending June 30, net sales increased by $172.9 million, or 6.1%, to $3.00 billion in 2001 from $2.83 billion in 2000. Net sales for Suiza Dairy Group increased $76.5 million, or 6.6%, in the second quarter of 2001 compared to the same period in 2000, and increased $157.3 million, or 6.9%, in the first six months of 2001 compared to the same period in 2000. Net sales for Morningstar Foods increased $16.8 million, or 9.9%, in the second quarter of 2001 over the same period in 2000, and increased $31.1 million, or 9.5%, in the first six months of 2001 compared to the year-earlier period. These increases were due primarily to an increase in prices charged for our products in response to higher raw milk and butterfat costs.

    COST OF SALES--Our cost of sales ratio was 76.2% in the second quarter of 2001 compared to 74.9% in the second quarter of 2000, and 76.0% for the first six months of 2001 compared to 75.2% in the same period of 2000. The cost of sales ratio for Suiza Dairy Group increased to 77.0% in the second quarter of 2001 from 75.7% in 2000, and increased to 76.8% in the first six months of 2001 from 75.9% in the same period of 2000. The cost of sales ratio for Morningstar Foods increased to 68.0% in the second quarter of 2001 from 66.7% in 2000 and increased to 67.5% in the first six months of 2001 from 67.1% in 2000. These increases were due to higher raw milk and butterfat costs in 2001.

    OPERATING COSTS AND EXPENSES--Our operating expense ratio was 17.1% in the second quarter of 2001 compared to 17.9% in the second quarter of 2000, and 17.8% in the first six months of 2001 compared to 18.4% in the same period of 2000. The operating expense ratio at Suiza Dairy Group was 16.9% in the second quarter of 2001 compared to 17.3% in 2000, and 17.4% in the first six months of 2001 compared to 17.9% in the same period of 2000. This ratio improved due to lower plant closing costs in 2001 and lower selling and general and administrative costs. The operating expense ratio at Morningstar Foods was 18.7% in the second quarter of 2001 compared to 19.5% in 2000, and 19.6% in the first six months of both 2001 and 2000. This ratio improved in the second quarter of 2001 due to lower selling and general and administrative costs, which were offset in the six month period by higher distribution and selling expenses related to the introduction of new products.

    OPERATING INCOME--Operating income in the second quarter of 2001 was $102.9 million, a decrease of 0.4% from the second quarter of 2000 operating income of $103.3 million. Our operating margin was 6.7% in the second quarter of 2001 compared to 7.2% in the second quarter of 2000, and 6.2% in the first six months of 2001 compared to 6.4% in the same period of 2000. Operating margin for Suiza Dairy Group declined to 6.1% in the second quarter of 2001 from 7.0% in 2000 and declined to 5.8% in the first six months of 2001 from 6.2% in 2000. This decrease is due to higher raw milk costs during 2001, partly offset by lower operating costs. Morningstar Foods' operating margin declined to 13.3% in the second quarter of 2001 from 13.8% in 2000 and declined to 12.9% in the first six months of 2001 from 13.3% in 2000 due to higher butterfat and distribution costs.

    OTHER (INCOME) EXPENSE--Interest expense decreased to $25.9 million in the second quarter of 2001 from $26.9 million in 2000, and decreased to $53.2 million in the first six months of 2001 from $54.1 million in 2000. This decrease was the result of lower debt balances and lower interest rates in the second quarter of 2001. Income from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container, decreased to $1.2 million in the second quarter of 2001 from $3.5 million in 2000 and decreased to $2.9 million in the first six months of 2001 from $5.4 million in 2000. The majority of this decrease was due to higher raw material costs, primarily for high density, polyethylene resin, incurred by Consolidated Container which adversely affected Consolidated Container's results of operations.

    INCOME TAXES--Income tax expense was recorded at an effective rate of 37.1% in the second quarter of 2001 compared to 38.4% in the second quarter of 2000, and at an effective rate of 37.5% in the first six months of 2001 compared to 38.1% during the same period of 2000. This rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

    MINORITY INTEREST--Minority interest in earnings, which is primarily the 33.8% ownership interest of Dairy Farmers of America in Suiza Dairy Group, decreased to $9.4 million in the second quarter of 2001 from $10.8 million in 2000, and decreased to $16.3 million in the first six months of 2001 from $17.2 million in 2000, due to lower earnings at Suiza Dairy Group.

    EXTRAORDINARY GAIN--During the first quarter of 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

    - A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

    - A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred finance costs.

    CUMULATIVE EFFECT OF ACCOUNTING CHANGE--Effective January 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in the recognition of

$1.4 million, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million, as a charge to earnings.

PENDING ACQUISITION OF DEAN FOODS COMPANY

    On April 4, 2001, we signed a definitive agreement to acquire Dean Foods Company, the nation's second largest dairy processor (NYSE: DF) with annual revenues of over $4.0 billion. In connection with this transaction, which is expected to close in the fourth quarter of this year, we have also agreed to repurchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America. For more information about these transactions, please see Note 8 to our Condensed Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW

    Net cash provided by operating activities was $133.2 million for the first six months of 2001 as contrasted to $123.0 million for the first six months of 2000. This increase was primarily due to a reduction in working capital.

    We spent $55.3 million during the first six months of 2001 for capital expenditures, all of which was funded using cash flow from operations. We intend to spend a total of approximately $150 million in 2001 on capital expenditures for our existing manufacturing facilities and distribution capabilities. We will fund all of these capital expenditures using cash flow from operations.

    DEBT OBLIGATIONS

    At June 30, 2001, Suiza Dairy Group had outstanding borrowings of
$933.6 million under its credit facility, compared to $1.095 billion at December 31, 2000, and $20.6 million in outstanding letters of credit. As of June 30, 2001, up to $605.8 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement. Suiza Dairy Group is currently in compliance with all covenants and financial ratios contained in its credit agreement.

    At June 30, 2001 we had no debt outstanding under our parent-level senior credit facility, and $4.8 million in outstanding letters of credit, leaving $295.2 million available for future borrowing. We are currently in compliance with all covenants and financial ratios contained in our parent-level credit facility.

    Scheduled principal payments in the amount of $25.0 million each are due and payable on Suiza Dairy Group's $625.0 million term loan during each quarter of 2001. We fund these payments using cash flow from operations or borrowings under our existing credit facilities.

    Both the Suiza Dairy Group credit facility and the parent-level credit facility are scheduled to expire in 2005. However, both of these facilities will be terminated and replaced upon completion of our pending acquisition of Dean Foods, which is expected to be completed during the fourth quarter of this year. See "--Future Capital Requirements."

    In February 2001, we increased the amount of our receivable-backed loan from $150 million to $175 million, and in June 2001, we further increased the amount of this facility to $250 million. In both instances we used the proceeds to pay down higher cost debt.

    FUTURE CAPITAL REQUIREMENTS

    On April 5, 2001, we announced that we had signed a definitive agreement to acquire Dean Foods Company. Pursuant to this agreement, each shareholder of Dean Foods will be entitled to receive $21.00 in cash plus .429 shares of our common stock for each share of Dean Foods common stock, subject to adjustment in certain circumstances, as described in more detail in the merger agreement. We expect to issue approximately 15.3 million new shares of common stock, and pay approximately $750.0 million in cash, to the shareholders of Dean Foods in connection with the proposed transaction.

    In connection with our proposed acquisition of Dean Foods, we have entered into an agreement with Dairy Farmers of America (DFA) to purchase their 33.8% interest in Suiza Dairy Group in exchange for

    - approximately $165.0 million in cash, subject to adjustment as described in our agreement with DFA,

    - a subordinated contingent promissory note in the original principal amount of $50.0 million (which increases annually based on the change in the consumer price index, up to a maximum of $120.0 million) payable only in the event that we terminate or breach one of our existing milk supply agreements with DFA prior to the twentieth anniversary of the closing date, and

    - six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods.

We have also agreed to amend our current milk supply agreement with DFA to provide that if we do not, within a specified period after closing, offer DFA the right to supply raw milk, or manage the supply of raw milk, to certain of Dean Foods' dairy plants after the acquisition, we could be required to pay them liquidated damages in an amount of up to $80.0 million. Any such liquidated damages would be paid, without interest, over a five-year period and would reduce the principal amount of the $50.0 million contingent promissory note described above by an amount equal to 25% of such payments. The closing of our proposed acquisition of DFA's minority interest in Suiza Dairy Group is contingent on, and is expected to occur simultaneously with, the completion of our acquisition of Dean Foods.

    We intend to pay the cash portion of the purchase price for the transactions with Dean Foods and DFA with borrowings under a new $2.7 billion credit facility that will be funded upon closing of the acquisition of Dean Foods and the purchase of DFA's interest in Suiza Dairy Group. See Note 3 to our condensed consolidated financial statements contained in this report. In addition to paying the cash portion of the purchase price for these transactions, we will use the proceeds of the new credit facility to repay existing indebtedness under the Suiza Dairy Group credit facility and the parent-level credit facility, and for general corporate purposes. The existing parent-level and Suiza Dairy Group credit facilities will be simultaneously terminated. We signed a definitive credit agreement related to the new facility in July 2001. We paid approximately $9.0 million in fees through June 30, 2001 in connection with securing the new credit facility, all of which were paid using cash flow from operations and borrowings under our existing credit facilities. During the third and fourth quarters of 2001, we expect to pay an additional $36.9 million in fees, related to the credit facility regardless of when or whether the acquisition of Dean Foods is completed. We expect to pay all future fees out of cash flow from operations or using borrowings under our existing credit facilities or our new credit facility.

    In addition to fees paid to our commercial lenders, we spent approximately $7.0 million through June 30, 2001 on fees, expenses and other costs related to our pending acquisition of Dean Foods. Regardless of when or whether our proposed acquisition of Dean Foods is completed, we expect to spend an additional amount of approximately $12.0 million for other transaction related costs (in addition to the fees for our new credit facility), all of which will be paid using cash flow from operations or borrowings under our existing credit facilities or our new credit facility.

    Pending the closing of the transactions with Dean Foods and DFA, we may pursue additional acquisitions that are compatible with our core business strategy. Any such acquisitions of fluid dairy businesses in the United States (excluding territories) will be purchased through Suiza Dairy Group, pursuant to our partnership agreement with DFA, except in certain unusual circumstances. Therefore, any such acquisitions will likely be funded under the Suiza Dairy Group credit facility. Any international acquisitions, or domestic acquisitions of non-fluid dairy businesses, as well as all stock repurchases, will be funded through the parent-level credit facility.

    We believe that we have the financial resources necessary to meet our capital requirements for the foreseeable future.

KNOWN TRENDS AND UNCERTAINTIES

    TRENDS IN TAX RATES

    Our 2000 tax rate was approximately 38.6%. We believe that our effective tax rate will range from 37% to 40% for the next several years. This note varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are identified. Our effective tax rate is affected by various tax advantages applicable to our Puerto Rico based operations, which will phase out in 2002. Any future acquisitions or dispositions could change our effective tax rate.

    RATIONALIZATION ACTIVITIES

    As a result of our rapid growth in recent years, we have had, and will continue to have, many opportunities to lower costs and become more efficient in our operations. In 2001 we are continuing our emphasis on our rationalization activities. As we continue these activities, we may incur costs or other charges. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43.1% equity investment in Consolidated Container Company will continue to be reduced by our share of restructuring and other non-recurring charges recognized by Consolidated Container as they continue to integrate the operations of our former U.S. plastic packaging business and the business of Reid Plastics. Although we cannot estimate the effect of these charges on our earnings at this time, we do not expect these costs to have a material adverse impact on our earnings or results of operations.

    See "Risk Factors" below for a description of certain other uncertainties concerning our business.

RISK FACTORS

    This report contains certain statements about our future that are not statements of historical fact. These statements are found in the portions of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

    WE MAY HAVE DIFFICULTIES MANAGING OUR GROWTH

    We have expanded our operations rapidly in recent years, and our operations will expand even more dramatically if our pending acquisition of Dean Foods is completed. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including

    - inability to successfully integrate or operate acquired businesses,

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

    OUR FAILURE TO SUCCESSFULLY COMPETE COULD ADVERSELY AFFECT OUR PROSPECTS AND
     FINANCIAL RESULTS

    Our business is subject to significant competition. If we fail to successfully compete against our competitors, our business will be adversely affected. Significant consolidation is currently underway in the retail grocery and food service industries. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. As this consolidation continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to our future growth, as demand tends to be relatively flat in our industry. Moreover, as our customers become larger, they will have significantly greater purchasing leverage, and may force prices and margins significantly lower than current competitive levels.

    We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets. We face pressure from other beverage companies seeking to expand their influence over consumer beverage choices. These larger competitors may adversely affect us in our fight for shelf space and consumption of products.

    OUR INNOVATION EFFORTS MAY NOT SUCCEED

    We have invested, or intend to invest, significant resources in product innovation in an effort to increase our sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation is a significant source of potential growth for our business. Innovation may improve demand, which has been relatively flat in the dairy industry for a number of years. Further, innovation is important because we expect margins on non value-added dairy products to be compressed as our customer base consolidates. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If our innovation efforts do not succeed, or if we do not have adequate resources to invest in innovation, we may not be able to continue to significantly increase demand for our products, or our sales or profit margins.

    RAW MATERIAL AND SUPPLY COST INCREASES COULD ADVERSELY AFFECT US

    The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. Prices of raw milk and cream (including butterfat) can fluctuate widely over short periods of time. This volatility in the cost of our raw materials can adversely affect our performance.

    Also, because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of diesel fuel. We experienced increased fuel costs during 2000 and in 2001 to date as a result of increased fuel prices. Further increase in fuel prices beyond our expectations could adversely affect our results of operations.

    Consolidated Container Company, in which we own a 43.1% interest, uses high density, polyethylene resin as its primary raw material. Due to recent increases in the cost of petroleum products, Consolidated Container incurred sharply increased costs for high density, polyethylene resin during 2000 and in 2001 to date, which adversely affected its results of operations for those periods and, accordingly, our earnings per share for those periods. Consolidated Container is also our primary supplier of plastic bottles. Pursuant to our supply agreements with Consolidated Container, the price we pay for plastic bottles increases as the cost of high density, polyethylene resin increases. We are adversely affected by these cost increases to the extent they are not passed on to our customers. Should the cost of high density, polyethylene resin rise even higher than expected during the remainder of 2001, our financial results including our gross profit and our earnings per share, for the balance of 2001 could be adversely affected.

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

    Generally, in order for the waiting period under the Hart-Scott Rodino Antitrust Improvements Act to expire without resulting in the federal government obtaining an injunction prohibiting us from closing the transaction, we must first satisfy any concerns that the U.S. Department of Justice (DOJ) might have regarding the competitive effects of the proposed transaction. We can give no assurance as to the terms and conditions, if any, that we will be obliged to comply with in order to satisfy the concerns that the DOJ, or any court reviewing the transaction, may have. We may not be able to satisfy their concerns at all. If we are required to divest operations or lines of business beyond our current expectations, the projected benefits of the proposed acquisition may be diminished, which could adversely affect the financial performance and prospects of our company after the acquisition. Moreover, we can give no assurance that the DOJ will not attempt to block the merger altogether, or that any such attempt would not be successful. In certain circumstances, state antitrust enforcement officials or private parties also have the ability to attempt to block the proposed transaction if they have concerns about the competitive effects of the proposed transaction. While state approval is not formally required, we can give no assurance that any such challenge would not be successful.

    In connection with the Dean Foods acquisition, we intend to purchase Dairy Farmers of America's interest in Suiza Dairy Group and to transfer certain plants to National Dairy Holdings. In addition to the Dean Foods acquisition, both of these transactions are subject to DOJ review. Although completion of these transactions is not a condition to completion of the Dean Foods acquisition, if regulatory approval for these transactions is not timely obtained, we could be prohibited from purchasing DFA's interest in Suiza Dairy Group on the terms currently contemplated, and/or be required to find another buyer for the plants to be divested, which could (i) delay the acquisition of Dean Foods, (ii) have a material adverse impact on the projected benefits of the acquisition and our financial performance after the acquisition, and/or
(iii) jeopardize our ability to obtain financing for the transaction on acceptable terms.

    We have incurred and will continue to incur, significant costs and expenses related to the proposed acquisition prior to closing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." A significant delay in the closing of the proposed transaction beyond our current expectations could substantially burden our financial and management resources, which could have an adverse effect on our operations and/or financial results.

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

    WE COULD BE ADVERSELY AFFECTED BY CHANGES IN REGULATIONS

    Under the Federal Milk Marketing Order program, the federal government and several state agencies establish minimum regional prices paid to producers for raw milk. These prices, which are calculated by economic formula based on supply and demand, vary depending on the type of product manufactured using the raw milk. In New England, the Northeast Dairy Compact Commission sets a minimum price for milk independent of the price set by the federal milk marketing orders. The price we pay for raw milk in New England currently exceeds the price we pay for raw milk in other parts of the country. Several other states are considering adopting compacts among milk producers which would establish minimum prices paid by milk processors, including us, to raw milk producers in those states. We do not know whether new compacts will be authorized by Congress or, if authorized, the extent to which these compacts would increase the prices we pay for raw milk. A substantial increase in the price we are required to pay for raw milk beyond our expectations could have an adverse effect on our results of operations, to the extent those increases are not passed on to customers. Moreover, even if those costs are passed on to customers, we could suffer a loss of sales if the price of processed milk and other dairy products rises beyond the price that consumers are willing to pay.

    We are also subject to federal, state and local laws and regulations relating to

    - food quality,

    - manufacturing standards,

    - labeling,

    - packaging,

    - waste water, storm water, air emissions, storage tanks and hazardous materials,

    - occupational health and safety, labor, discrimination, and

    - other matters.

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

    WE HAVE SUBSTANTIAL DEBT AND OTHER FINANCIAL OBLIGATIONS AND WE MAY INCUR
     ADDITIONAL DEBT

    As of June 30, 2001, we had substantial debt and other financial obligations including, among others,

    - $933.6 million of borrowings under the Suiza Dairy Group credit facility,

    - $584.3 million of 5.5% preferred securities, and

    - $250.0 million of indebtedness under the receivable-backed loan.

    Those amounts compare to our stockholders' equity of $656.2 million as of June 30, 2001. If our proposed acquisition of Dean Foods is completed, we will be even more highly leveraged.

    As of June 30, 2001, up to $605.8 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $295.2 million was available for borrowing under the parent-level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and debt service obligations

    - limit our ability to obtain additional financing in the future without obtaining prior consent,

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

    - negative publicity,

    - reduced demand for our products,

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

    LOSS OF RIGHTS TO ANY OF OUR LICENSED BRANDS COULD ADVERSELY AFFECT US

    We sell certain of our products under licensed brand names, such as Hershey's-Registered Trademark-, Borden-Registered Trademark-,
Pet-Registered Trademark- and, beginning in the fourth quarter of this year, Folgers Jakada-TM-. Should our rights to manufacture and sell products under any of these names be terminated, our financial performance and results of operations could be materially and adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

    We have interest rate swaps in place that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility. The following table summarizes our various interest rate agreements:

FIXED INTEREST RATES  NOTIONAL AMOUNTS   EXPIRATION DATE
--------------------  ----------------   ---------------
4.90% to 4.93%         $275.0 million     December 2002
6.07% to 6.23%          325.0 million     December 2002
6.23%                    50.0 million         June 2003
6.69%                   100.0 million     December 2004
6.69% to 6.74%          100.0 million     December 2005
6.78%                    75.0 million     December 2006

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

    We have entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 3 to our Consolidated Financial Statements contained in this report. The following table summarizes these agreements:

FIXED INTEREST RATES        NOTIONAL AMOUNTS          EXPIRATION DATE
--------------------  -----------------------------   ---------------
       5.54%          1,500,000,000 pesetas
                      (approximately $7.6 million)     November 2003

        5.6%          2,000,000,000 pesetas
                      (approximately $10.2 million)    November 2004

    We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. We incurred

$1.4 million of additional interest expense during the three months ended
June 30, 2001 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. See
Note 1--General--Recently Issued Accounting Standards. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

    A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2001, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 17, 2001, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

    - the re-elections of Alan J. Bernon, Gregg L. Engles, Joseph S. Hardin, Jr. and P. Eugene Pender as members of our Board of Directors,

    - an increase in the number of shares of our common stock issuable under our 1997 Employee Stock Purchase Plan from 250,000 shares to 500,000 shares, and

    - the ratification of our Board of Directors' selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2001.

    At the annual meeting, the stockholders re-elected the directors named above, approved the proposed increase in the number of shares issuable under our 1997 Employee Stock Purchase Plan and ratified the selection of Deloitte & Touche LLP as our independent auditor.

    The vote of the stockholders with respect to each such matter was as follows:

    - Re-election of directors:

Alan J. Bernon         21,899,244 votes for 171,168 votes withheld
Gregg L. Engles        21,899,916 votes for 170,496 votes withheld
Joseph S. Hardin, Jr.  21,899,223 votes for 171,189 votes withheld
P. Eugene Pender       21,896,623 votes for 173,789 votes withheld

    - Approval of the proposed increase in the number of shares issuable under our 1997 Employee Stock Purchase Plan:

   20,767,499 votes for 1,252,595 votes against; 50,318 abstentions; 0 broker non-votes

    - Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

         21,128,398 votes for 921,290 votes against; 20,724 abstentions

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        10.1            Agreement and Plan of Merger, dated as of April 4, 2001,
                        among Suiza Foods Corporation, Dean Foods Company and
                        Blackhawk Acquisition Corp. (incorporated by reference from
                        Registrant's Current Report on Form 8-K filed April 5, 2001
                        (File No. 1-12755)).

        10.2            Securities Purchase Agreement, dated as of April 4, 2001,
                        among Suiza Foods Corporation, Suiza Dairy Group
                        Holdings, Inc., Suiza Dairy Group, L.P., Suiza Southeast,
                        LLC, Dairy Farmers of America, Inc. and Mid-Am Capital,
                        L.L.C. (incorporated by reference from Registrant's Current
                        Report on Form 8-K filed April 5, 2001 (File No. 1-12755)).

        10.3            Credit Agreement, dated July 31, 2001, among Suiza Foods
                        Corporation and certain of its subsidiaries, and various lenders.

          11            Statement regarding computation of per share earnings

        (b) Reports on Form 8-K and 8-K/A

           Current Report on Form 8-K filed April 5, 2001 (as amended by Current report on Form 8-K/A filed April 10, 2001) regarding our merger agreement with Dean Foods Company.

           Current Report on Form 8-K filed May 3, 2001 regarding our First Quarter Earnings

           Current Report on Form 8-K filed August 9, 2001 regarding our Second Quarter Earnings

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SUIZA FOODS CORPORATION

                                                       By:            /s/ BARRY A. FROMBERG
                                                            -----------------------------------------
                                                                        Barry A. Fromberg
                                                            EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                                              OFFICER (PRINCIPAL ACCOUNTING OFFICER)

Date: August 9, 2001

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
        10.1            Agreement and Plan of Merger, dated as of April 4, 2001,
                        among Suiza Foods Corporation, Dean Foods Company and
                        Blackhawk Acquisition Corp. (incorporated by reference from
                        Registrant's Current Report on Form 8-K filed April 5, 2001
                        (File No. 1-12755)).

        10.2            Securities Purchase Agreement, dated as of April 4, 2001,
                        among Suiza Foods Corporation, Suiza Dairy Group Holdings,
                        Inc., Suiza Dairy Group, L.P., Suiza Southeast, LLC, Dairy
                        Farmers of America, Inc. and Mid-Am Capital, L.L.C.
                        (incorporated by reference from Registrant's Current Report on Form 8-K filed April 5, 2001 (File No. 1-12755)).

        10.3            Credit Agreement, dated July 31, 2001, among Suiza Foods
                        Corporation and certain of its subsidiaries, and various lenders.

          11            Statement re computation of per share earnings