Form 10-Q
period 2001-09-30
SUIZA FOODS CORP
filed 2001-11-09
CIK 931336

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of November 7, 2001 the number of shares outstanding of each class of common stock was:

                     Common Stock, par value $.01       28,104,593


================================================================================

                                TABLE OF CONTENTS



                                                                                                                             Page
                                                                                                                             ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements....................................................................................     3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................    16

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............................................    27

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................................    29

         Item 6 - Exhibits and Reports on Form 8-K........................................................................    30

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             SUIZA FOODS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                                     2001                 2000
                                                                                                 -------------        ------------
                                                                                                  (unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents .............................................................        $    25,761         $    31,110
   Accounts receivable, net ..............................................................            540,791             519,318
   Inventories ...........................................................................            209,616             186,713
   Refundable income taxes ...............................................................              1,268               3,925
   Deferred income taxes .................................................................             60,844              54,634
   Prepaid expenses and other current assets .............................................             56,174              22,231
                                                                                                  -----------         -----------
         Total current assets ............................................................            894,454             817,931

Property, plant and equipment, net .......................................................          1,011,645           1,003,769
Intangible and other assets ..............................................................          1,926,679           1,958,778
                                                                                                  -----------         -----------

         Total ...........................................................................        $ 3,832,778         $ 3,780,478
                                                                                                  ===========         ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .................................................        $   543,076         $   567,342
   Income taxes payable ..................................................................             11,012               4,342
   Current portion of long-term debt and subsidiary lines of credit ......................            164,919             128,224
                                                                                                  -----------         -----------
         Total current liabilities .......................................................            719,007             699,908

Long-term debt ...........................................................................          1,119,087           1,225,045
Other long-term liabilities ..............................................................             60,695              34,202
Deferred income taxes ....................................................................            139,586             123,614

Mandatorily redeemable convertible trust issued preferred securities .....................            584,459             584,032
Minority interest in subsidiaries ........................................................            515,472             514,845
Commitments and contingencies

Stockholders' equity:
   Common stock, 28,075,650 and 27,285,649 shares issued and outstanding, respectively ...                281                 273
   Additional paid-in capital ............................................................            199,593             166,361
   Retained earnings .....................................................................            519,405             433,309
   Accumulated other comprehensive loss ..................................................            (24,807)             (1,111)
                                                                                                  -----------         -----------
         Total stockholders' equity ......................................................            694,472             598,832
                                                                                                  -----------         -----------

         Total ...........................................................................        $ 3,832,778         $ 3,780,478
                                                                                                  ===========         ===========

            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                                  -----------------------------      ------------------------------
                                                                     2001              2000              2001              2000
                                                                  ------------     ------------      ------------      ------------
                                                                           (unaudited)                         (unaudited)
Net sales ...................................................     $  1,555,731     $  1,439,947      $  4,557,158      $  4,268,442
Cost of sales ...............................................        1,195,435        1,085,627         3,477,209         3,213,745
                                                                  ------------     ------------      ------------      ------------
Gross profit ................................................          360,296          354,320         1,079,949         1,054,697
Operating costs and expenses:
   Selling and distribution .................................          207,929          202,371           622,746           602,297
   General and administrative ...............................           41,083           43,035           131,498           135,235
   Amortization of intangibles ..............................           13,117           13,495            39,914            39,153
   Plant closing and other costs ............................                               424               843             3,388
                                                                  ------------     ------------      ------------      ------------
         Total operating costs and expenses .................          262,129          259,325           795,001           780,073
                                                                  ------------     ------------      ------------      ------------

Operating income ............................................           98,167           94,995           284,948           274,624
Other (income) expense:
   Interest expense, net ....................................           23,258           28,987            76,494            83,122
   Financing charges on trust issued preferred
       securities ...........................................            8,395            8,395            25,186            25,200
   Equity in (earnings) loss of unconsolidated affiliates ...            5,424           (5,169)            2,565           (10,572)
   Other (income) expense, net ..............................            1,097             (594)            1,600            (1,670)
                                                                  ------------     ------------      ------------      ------------
         Total other (income) expense .......................           38,174           31,619           105,845            96,080
                                                                  ------------     ------------      ------------      ------------

Income from continuing operations before income taxes .......           59,993           63,376           179,103           178,544
Income taxes ................................................           20,803           24,021            65,452            67,901
Minority interest in earnings ...............................            9,768            8,166            26,109            25,327
                                                                  ------------     ------------      ------------      ------------

Income before extraordinary items and cumulative
   effect of accounting change ..............................           29,422           31,189            87,542            85,316
Extraordinary gain ..........................................                                                                 4,968
Cumulative effect of accounting change ......................                                              (1,446)
                                                                  ------------     ------------      ------------      ------------

Net income ..................................................     $     29,422     $     31,189      $     86,096      $     90,284
                                                                  ============     ============      ============      ============

Average common shares:  Basic ...............................       27,860,732       27,623,928        27,594,599        28,530,656
Average common shares:  Diluted .............................       36,603,967       36,197,712        36,180,167        37,062,352

Basic earnings per common share:
   Income before extraordinary items and cumulative
       effect of accounting change ..........................     $       1.06     $       1.13      $       3.17      $       2.99
   Extraordinary gain .......................................                                                                  0.17
   Cumulative effect of accounting change ...................                                               (0.05)
                                                                  ------------     ------------      ------------      ------------
   Net income ...............................................     $       1.06     $       1.13      $       3.12      $       3.16
                                                                  ============     ============      ============      ============

Diluted earnings per common share:
   Income before extraordinary items and cumulative
       effect of accounting change ..........................     $       0.95     $       1.01      $       2.86      $       2.73
   Extraordinary gain .......................................                                                                  0.14
   Cumulative effect of accounting change ...................                                               (0.04)
                                                                  ------------     ------------      ------------      ------------
   Net income ...............................................     $       0.95     $       1.01      $       2.82      $       2.87
                                                                  ============     ============      ============      ============



            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                  -------------------------------
                                                                                                     2001                2000
                                                                                                  -----------         -----------
                                                                                                            (unaudited)
Cash flows from operating activities:
    Net income ...........................................................................        $    86,096         $    90,284
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................................            113,467             113,919
        Minority interest ................................................................             42,829              42,682
        Equity in (earnings) loss of unconsolidated affiliates ...........................              2,565             (10,572)
        Extraordinary gain ...............................................................                                 (4,968)
        Cumulative effect of accounting change ...........................................              1,446
        Deferred income taxes ............................................................             21,638              35,334
        Other, net .......................................................................              1,056               5,029
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ...........................................................            (21,473)             (3,383)
           Inventories ...................................................................            (22,903)            (16,375)
           Prepaid expenses and other assets .............................................             (5,657)               (984)
           Accounts payable, accrued expenses and other liabilities ......................            (53,959)            (48,682)
           Income taxes ..................................................................             14,438             (10,669)
                                                                                                  -----------         -----------
             Net cash provided by operating activities ...................................            179,543             191,615

Cash flows from investing activities:
    Net additions to property, plant and equipment .......................................            (89,368)            (86,260)
    Cash outflows for acquisitions and investments .......................................            (32,442)           (286,139)
    Net proceeds from divestitures .......................................................                                 89,037
    Purchase of minority interest ........................................................            (12,620)
    Other ................................................................................              1,915               2,568
                                                                                                  -----------         -----------
             Net cash used in investing activities .......................................           (132,515)           (280,794)

Cash flows from financing activities:
   Proceeds from issuance of debt ........................................................            113,789           1,299,909
   Repayment of debt .....................................................................           (182,585)           (946,558)
   Payment of deferred financing costs ...................................................                                (11,971)
   Issuance of common stock, net of expenses .............................................             30,221              26,178
   Redemption of trust issued preferred securities .......................................                               (100,050)
   Redemption of common stock ............................................................             (6,056)           (146,545)
   Distribution to minority interest .....................................................             (7,746)            (13,942)
                                                                                                  -----------         -----------
             Net cash provided by (used in) financing activities .........................            (52,377)            107,021
                                                                                                  -----------         -----------

Increase (decrease) in cash and cash equivalents .........................................             (5,349)             17,842
Cash and cash equivalents, beginning of period ...........................................             31,110              25,155
                                                                                                  -----------         -----------
Cash and cash equivalents, end of period .................................................        $    25,761         $    42,997
                                                                                                  ===========         ===========


            See notes to condensed consolidated financial statements.

                             SUIZA FOODS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1. GENERAL

         Basis of Presentation -- The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2000. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2001 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 2000 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

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

         As of September 30, 2001, our derivative liability totaled $57.3 million on our consolidated balance sheet. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and included in our income statement, totaled approximately $57,000 and $105,000 for the three-months and nine-months ended September 30, 2001. Approximately $2.1 million and $3.6 million of losses (net of taxes and minority interest) were reclassified to interest expense from other comprehensive income during the three- months and nine-months ended September 30, 2001. We estimate that approximately $11.7 million of net derivative losses (net of income taxes and minority interest) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

         The Emerging Issues Task Force (Task Force) of the Financial Accounting Standards Board (FASB) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," became effective for us in the fourth quarter of 2000. Our shipping and handling costs are included in either cost of sales or selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $164.0 million and $486.6 million for the three-month and nine-month periods ending September 30, 2001, compared to $154.7 million and $453.2 million during the three-month and nine-month periods ending September 30, 2000.

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

         In June 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our income statement. SFAS No. 142 will also require that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we will reassess the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard until its life is determined to no longer be indefinite. We are required to adopt the provisions of SFAS 142 on January 1, 2002. However, for any business combination completed after June 30, 2001, the purchase method of accounting will be required and goodwill and any intangible asset determined to have an indefinite useful life will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until December 31, 2001. At September 30, 2001, our goodwill approximated $1.48 billion. Amortization of goodwill and other intangible assets with indefinite lives was approximately $12.7 million and $37.9 million for the three-month and nine-month periods ended September 30, 2001, respectively. We are currently evaluating the impact of adopting these pronouncements on our consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for us in fiscal year 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

         FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it will be effective for us beginning January 1, 2002. SFAS No. 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

2. INVENTORIES


                                                      AT SEPTEMBER 30,       AT DECEMBER 31,
                                                           2001                   2000
                                                      ----------------       ---------------
                                                                   (in thousands)
              Raw materials and supplies ........        $  106,461            $   99,315
              Finished goods ....................           103,155                87,398
                                                         ----------            ----------
                   Total ........................        $  209,616            $  186,713
                                                         ==========            ==========


3. LONG-TERM DEBT


                                                                 AT SEPTEMBER 30,        AT DECEMBER 31,
                                                                      2001                    2000
                                                                 ----------------        ---------------
                                                                              (in thousands)

              Parent-level credit facility ................        $        --            $        --

              Subsidiary debt obligations:
                  Suiza Dairy Group credit facility .......            923,900              1,095,000
                  Receivable-backed loan ..................            250,000                150,000
                  Foreign subsidiary term loan ............             36,631                 39,519
                  Uncommitted line of credit ..............             20,000                 20,000
                  Other lines of credit ...................              8,242                     --
                  Industrial development revenue bonds ....              8,845                  8,845
                  Capital lease obligations and other .....             36,388                 39,905
                                                                   -----------            -----------
                                                                     1,284,006              1,353,269

              Less current portion ........................           (164,919)              (128,224)
                                                                   -----------            -----------
                  Total ...................................        $ 1,119,087            $ 1,225,045
                                                                   ===========            ===========


         Parent-Level Credit Facility -- This facility, which expires in January 2005, provides us with a revolving line of credit of up to $300 million to be used for general corporate and working capital purposes, including the financing of acquisitions. As of September 30, 2001, no funds were borrowed under this facility, but there were $7.5 million of issued but undrawn letters of credit outstanding. See "Credit Facility Terms" below for a description of the terms of our parent-level credit facility.

         Suiza Dairy Group Credit Facility -- Suiza Dairy Group, our joint venture with Dairy Farmers of America, has a $1.61 billion credit facility with a group of lenders which expires in January 2005. This facility provides an $805 million revolving line of credit, a $625 million term loan and a $180 million term loan. At September 30, 2001, there were outstanding borrowings of $923.9 million under this facility, in addition to $19.8 million of issued but undrawn letters of credit. See "Credit Facility Terms" below for a description of the terms of the Suiza Dairy Group credit facility.

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

         The interest rate in effect on the Suiza Dairy Group credit facility, including the applicable interest rate margin, was 4.53% at September 30, 2001. We have interest rate swap agreements in place however, that hedge variable rate interest on a majority of this facility. The average interest rate on the swaps during the three months ended September 30, 2001, plus the applicable interest rate margin on the credit facility, totaled 7.70%. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the $625 million term loan are due in the following installments:

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

         Upon completion of our pending acquisition of Dean Foods, both the parent-level credit facility and the Suiza Dairy Group credit facility will be terminated and replaced with a single $2.7 billion credit facility at the parent level.

         Receivable-Backed Loan -- On June 30, 2000 we entered into a $150 million credit facility secured by certain subsidiary accounts receivable. Pursuant to this transaction, we pledged receivables to a multi-seller asset-backed conduit sponsored by a major financial institution. In February 2001, we increased the amount of this facility to $175 million and in June 2001, we further increased it to $250 million. We have used the proceeds of this facility to pay down higher-cost borrowings under the Suiza Dairy Group credit facility. The loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The interest rate on the receivable-backed loan at September 30, 2001 was 3.97%.

         Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (or approximately $38.3 million at September 30, 2001) non-recourse loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the loan agreement) and requires semi-annual principal payments . The interest rate in effect on this loan at September 30, 2001 was 6.91%.

         Uncommitted Line of Credit -- Suiza Dairy Group also has an agreement with First Union National Bank pursuant to which it may borrow up to $20.0 million from time to time on an uncommitted basis. There is no commitment fee associated with this facility. On September 30, 2001, Suiza Dairy Group had an outstanding balance of $20.0 million under this line of credit at an interest rate of 4.38%.

         Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with a line of credit separate from the credit facilities described above. Leche Celta's existing line of credit, which is in the principal amount of 2.5 billion pesetas (or approximately $13.7 million at September 30, 2001), was obtained on July 12, 2000 in replacement of a pre-existing line of credit, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. At September 30, 2001, there were outstanding borrowings of $8.2 million under this line of credit at an interest rate of 5.00%.

         Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding which require annual sinking fund redemptions aggregating $0.7 million and are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on certain real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at September 30, 2001 ranged from 2.55% to 2.60%.

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

         Interest Rate Agreements -- We have interest rate swaps in place that have been designated as hedges against variable interest rate exposure on loans under the Suiza Dairy Group credit facility and on anticipated borrowings under the new credit facility to be funded upon completion of our pending acquisition of Dean Foods. The following table summarizes our various interest rate agreements:


          FIXED INTEREST RATES        NOTIONAL AMOUNTS          EXPIRATION DATE
          --------------------        ----------------          ---------------
             4.90% to 4.93%            $275.0 million            December 2002
             6.07% to 6.24%             325.0 million            December 2002
             6.23%                       50.0 million                June 2003
             6.69%                      100.0 million            December 2004
             6.69% to 6.74%             100.0 million            December 2005
             6.78%                       75.0 million            December 2006

         These derivative agreements provide hedges by limiting or fixing the LIBOR interest rates specified in the applicable credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:


               FIXED INTEREST RATES               NOTIONAL AMOUNTS                 EXPIRATION DATE
              -----------------------    ------------------------------------     -------------------
                     5.54%                 1,500,000,000 pesetas                     November 2003
                                           (approximately $8.2 million at
                                           September 30, 2001)

                     5.6%                  2,000,000,000 pesetas                     November 2004
                                           (approximately $10.9 million at
                                           September 30, 2001)


         We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. We incurred $2.1 million of additional interest expense, net of taxes and minority interest, during the three months ended September 30, 2001 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. See
Note 1 - General - Recently Issued Accounting Standards. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

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

         We do not allocate income taxes or internal management fees to segments. In addition, there are no significant non-cash items other than depreciation and amortization in reported operating income. The amounts in the following tables are derived from reports used by our executive management team:



                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------    -------------------------------
                                                 2001             2000             2001               2000
                                             ------------     ------------      ------------      ------------
                                                                     (in thousands)
Net sales from external customers:
     Suiza Dairy Group .................     $  1,272,119     $  1,176,168      $  3,716,980      $  3,463,702
     Morningstar Foods .................          184,105          175,473           543,807           504,118
     Corporate/Other ...................           99,507           88,306           296,371           300,622
                                             ------------     ------------      ------------      ------------
         Total .........................     $  1,555,731     $  1,439,947      $  4,557,158      $  4,268,442
                                             ============     ============      ============      ============


                                            THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------    -------------------------------
                                                 2001             2000             2001               2000
                                             ------------     ------------      ------------      ------------
                                                                     (in thousands)
Intersegment sales:
     Suiza Dairy Group .................     $      3,630     $      3,954      $     11,724      $     10,685
     Morningstar Foods .................           24,185           17,426            66,582            41,331
     Corporate/Other ...................
                                             ------------     ------------      ------------      ------------
         Total .........................     $     27,815     $     21,380      $     78,306      $     52,016
                                             ============     ============      ============      ============

Operating income:
     Suiza Dairy Group .................     $     76,143     $     71,817      $    218,455      $    213,884
     Morningstar Foods .................           21,825           25,415            68,090            69,205
     Corporate/Other ...................              199           (2,237)           (1,597)           (8,465)
                                             ------------     ------------      ------------      ------------
         Total .........................     $     98,167     $     94,995      $    284,948      $    274,624
                                             ============     ============      ============      ============




Assets at September 30:                          2001            2000
                                             ------------     ------------
                                                     (in thousands)
     Suiza Dairy Group .................     $  2,903,566     $  2,816,530
     Morningstar Foods .................          451,073          436,905
     Corporate/Other ...................          478,139          430,320
                                             ------------     ------------
         Total .........................     $  3,832,778     $  3,683,755
                                             ============     ============


         Geographic information for the three-month and nine-month periods ended September 30:


                                                        REVENUES
                          ---------------------------------------------------------------------          LONG-LIVED ASSETS
                          THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,           AT SEPTEMBER 30,
                          --------------------------------      -------------------------------     ----------------------------
                               2001              2000              2001              2000              2001              2000
                            ----------        ----------        ----------        ----------        ----------        ----------
                                  (in thousands)                       (in thousands)                     (in thousands)
United States ......        $1,456,223        $1,351,641        $4,260,787        $3,967,819        $2,699,219        $2,673,144
Puerto Rico ........            55,527            57,125           168,124           171,302           125,004           123,121
Europe .............            43,981            31,181           128,247           129,321           105,033           106,734
                            ----------        ----------        ----------        ----------        ----------        ----------
Total ..............        $1,555,731        $1,439,947        $4,557,158        $4,268,442        $2,929,256        $2,902,999
                            ==========        ==========        ==========        ==========        ==========        ==========


         We have no single customer within any segment which represents greater than ten percent of our consolidated revenues.

5. COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $20.8 million and $62.4 million for the three-months and nine-months ended September 30, 2001. The amounts of deferred income tax (expense) benefit and minority interest charges allocated to each component of other comprehensive income during the nine months ended September 30, 2001 are included below.


                                                                                                   TAX BENEFIT
                                                                                    PRE-TAX          (EXPENSE)
                                                                                    INCOME         AND MINORITY
                                                                                    (LOSS)           INTEREST        NET AMOUNT
                                                                                   --------        ------------      ----------
                                                                                                  (in thousands)
Accumulated other comprehensive loss, December 31, 2000 ...................        $ (2,394)        $  1,283         $ (1,111)
     Cumulative translation adjustment arising during period ..............          (3,534)           1,389           (2,145)
     Cumulative effect of accounting change ...............................         (16,278)           9,875           (6,403)
     Net change in fair value of derivative instruments ...................         (15,564)           9,466           (6,098)
     Amounts reclassified to income statement related to derivatives ......             124              (74)              50
                                                                                   --------         --------         --------
Accumulated other comprehensive loss, March 31, 2001 ......................        $(37,646)        $ 21,939         $(15,707)
                                                                                   --------         --------         --------
     Cumulative translation adjustment arising during period ..............          (2,013)             791           (1,222)
     Net change in fair value of derivative instruments ...................          (1,823)           1,115             (708)
     Amounts reclassified to income statement related to derivatives ......           3,607           (2,194)           1,413
                                                                                   --------         --------         --------
Accumulated other comprehensive loss, June 30, 2001 .......................        $(37,875)        $ 21,651         $(16,224)
                                                                                   --------         --------         --------
     Cumulative translation adjustment arising during period ..............           3,221           (1,266)           1,955
     Net change in fair value of derivative instruments ...................         (32,345)          19,686          (12,659)
     Amounts reclassified to income statement related to derivatives ......           5,413           (3,292)           2,121
                                                                                   --------         --------         --------
Accumulated other comprehensive loss, September 30, 2001 ..................        $(61,586)        $ 36,779         $(24,807)
                                                                                   ========         ========         ========

6. STOCKHOLDERS' EQUITY

         We repurchased 123,334 shares under our open market share repurchase program during the first nine months of 2001, for an aggregate purchase price of approximately $6.1 million. Approximately $101.3 million remains available for spending under this program.

         Repurchased shares are treated as retired in our consolidated financial statements.

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

         Our integration and cost reduction program consists of several individual cost reduction plans. The principal components of each such plan are:

         o Workforce reduction as a result of plant closings, plant rationalizations and consolidation of administrative functions. Workforce reduction costs are charged to earnings in the period that the plan is established in detail and employee severance and benefits are appropriately communicated. Our current plans include an overall reduction of 120 positions, primarily plant employees associated with the plant closings and rationalization. All of those employees had been terminated as of September 30, 2001.

         o Shutdown costs, which are costs necessary to prepare plant facilities for closure.

         o Additional costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

         o Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and are written down to their estimated fair value.

         Activity with respect to plant closing costs for 2001 to date is summarized below:


                                                                                     NINE MONTHS ENDED
                                                          ACCRUED CHARGES            SEPTEMBER 30, 2001           ACCRUED CHARGES
                                                                AT             ------------------------------            AT
                                                          DECEMBER 31, 2000      ACCRUALS          PAYMENTS      SEPTEMBER 30, 2001
                                                          -----------------    ------------      ------------    ------------------
                                                                                      (in thousands)
Cash Charges:
    Workforce reduction costs .........................      $      1,179      $        238      $     (1,239)      $        178
    Shutdown costs ....................................               363               289              (277)               375
    Lease obligations after shutdown ..................               118               182              (207)                93
    Other .............................................                                   5                (3)                 2
                                                             ------------      ------------      ------------       ------------
Subtotal ..............................................      $      1,660      $        714      $     (1,726)      $        648
                                                             ============                        ============       ============
Noncash charges:
    Write-down of property, plant and equipment .......                                 129
                                                                               ------------
Total charges .........................................                        $        843
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

         The principal components of the plans included the following:

    o Workforce reduction as a result of plant closings including an overall reduction of 212 plant personnel. The costs incurred were charged against acquisition liabilities. All except 24 employees had been terminated under these plans as of September 30, 2001.

    o Shutdown costs including costs necessary to clean and prepare plant facilities for closure, and certain additional costs to be incurred after shutdown including lease obligations or termination costs, utilities and property taxes.

         Set forth in the following chart are the types and amounts of cash payments made against these accruals during 2001 to date:


                                           ACCRUED CHARGES                         ACCRUED CHARGES
                                                 AT                                       AT
                                          DECEMBER 31, 2000       PAYMENTS        SEPTEMBER 30, 2001
                                          -----------------      ----------       ------------------
                                                               (in thousands)
Cash Charges:
  Workforce reduction costs .......          $      997          $     (269)          $      728
  Shutdown costs ..................               7,271              (2,040)               5,231
                                             ----------          ----------           ----------
         Total ....................          $    8,268          $   (2,309)          $    5,959
                                             ==========          ==========           ==========


         Consolidated Container - Consolidated Container, in which we own a 43.1% interest, reported restructuring costs related to organizational and management changes during the third quarter of 2001. Our share of these charges, which amounted to $1.7 million, was reported as an adjustment to equity in earnings of unconsolidated affiliates.

8. ACQUISITIONS

         Dean Foods Company - On April 4, 2001, we signed a definitive merger agreement with Dean Foods Company, the nation's second largest dairy processor with annual revenues of over $4.0 billion. The merger agreement provides for the merger of Dean Foods with and into one of our subsidiaries. As a result of the merger, each share of common stock of Dean Foods Company will automatically convert into the right to receive .429 shares of our common stock and $21.00 in cash, subject to adjustment in certain circumstances. We expect to issue approximately 15.3 million shares of common stock, and to pay approximately $750.0 million in cash, to Dean's stockholders in the merger. The merger agreement contains customary closing conditions including, among others, approval of our stockholders and the stockholders of Dean Foods Company, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any governmental order permitting the closing of the transaction or making it illegal. Our shareholders and the shareholders of Dean Foods Company approved the transaction in September 2001. We believe this transaction will be completed in the fourth quarter of this year.

         In connection with the merger, we have also agreed to purchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America (DFA) for:

    o approximately $165.0 million in cash, subject to adjustment in certain circumstances as described in our agreement with DFA,

    o a subordinated contingent promissory note in the original principal amount of $50.0 million (which increases annually based on the change in the consumer price index, up to a maximum of $120.0 million) payable only in the event that we terminate or breach one of our existing milk supply agreements with DFA prior to the twentieth anniversary of the closing date, and

    o six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods. DFA has assigned its right to acquire these plants to National Dairy Holdings, an entity in which DFA owns a minority interest. Therefore, when the merger occurs, we expect to transfer the six plants to National Dairy Holdings rather than to DFA.

         Also as part of the consideration to be paid to DFA, we will amend one of our existing milk supply agreements with DFA to provide that if we do not, within a specified period after closing, offer DFA the right to supply raw milk, or manage the supply of raw milk, to certain of Dean's dairy plants after the merger, we could be required to pay liquidated damages to DFA in an amount of up to $80.0 million. Any such liquidated damages would be paid without interest over a five-year period and would reduce the principal amount of the $50.0 million contingent promissory note described above by an amount equal to approximately 25% of such payments.

         Our purchase of DFA's interest in Suiza Dairy Group is conditioned on, and is expected to occur simultaneously with, the closing of our acquisition of Dean Foods.

         We will pay the cash portion of the purchase price for the transactions with Dean Foods and DFA with borrowings under a new $2.7 billion credit facility that will be funded upon closing of the transactions.

         Minority Interest in Leche Celta - In August 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor, for approximately $12.6 million. We funded this purchase with cash flow from operations.

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

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:


                                              THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------     -------------------------------------------
                                               2001                     2000                    2001                    2000
                                       --------------------    --------------------    --------------------    ---------------------
                                        DOLLARS     PERCENT      DOLLARS    PERCENT     DOLLARS     PERCENT      DOLLARS     PERCENT
                                       ----------   -------    ----------   -------    ----------   -------    ----------    -------
                                                    (dollars in thousands)                          (dollars in thousands)
Net sales                              $1,555,731    100.0%    $1,439,947    100.0%    $4,557,158    100.0%    $4,268,442    100.0%
Cost of sales                           1,195,435     76.8      1,085,627     75.4      3,477,209     76.3      3,213,745     75.3
                                       ----------    -----     ----------    -----     ----------    -----     ----------    -----
    Gross profit                          360,296     23.2        354,320     24.6      1,079,949     23.7      1,054,697     24.7

Operating expenses
    Selling and distribution              207,929     13.4        202,371     14.1        622,746     13.6        602,297     14.1
    General and administrative             41,083      2.6         43,035      3.0        131,498      2.9        135,235      3.2
    Amortization of intangibles            13,117      0.9         13,495      0.9         39,914      0.9         39,153      0.9
    Plant closing and other costs                      0.0            424      0.0            843      0.0          3,388      0.1
                                       ----------    -----     ----------    -----     ----------    -----     ----------    -----
         Total operating expenses         262,129     16.9        259,325     18.0        795,001     17.4        780,073     18.3
                                       ----------    -----     ----------    -----     ----------    -----     ----------    -----
         Total operating income        $   98,167      6.3%    $   94,995      6.6%    $  284,948      6.3%    $  274,624      6.4%
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

THIRD QUARTER AND YEAR-TO-DATE 2001 COMPARED TO THIRD QUARTER AND YEAR-TO-DATE 2000

         Net Sales -- Net sales increased by $115.8 million or 8.0% to $1.56 billion in the third quarter of 2001 from $1.44 billion in the third quarter of 2000. For the nine month period ending September 30, net sales increased by $288.7 million, or 6.8%, to $4.56 billion in 2001 from $4.27 billion in 2000. Net sales for Suiza Dairy Group increased $96.0 million, or 8.2%, in the third quarter of 2001 compared to the same period in 2000, and increased $253.3 million, or 7.3%, in the first nine months of 2001 compared to the same period in 2000. Net sales for Morningstar Foods increased $8.6 million, or 4.9%, in the third quarter of 2001 over the same period in 2000, and increased $39.7 million, or 7.9%, in the first nine months of 2001 compared to the year-earlier period. These increases occurred despite a small decline in volume and were due to an increase in prices charged for our products in response to higher raw milk and butterfat costs.

         Cost of Sales -- Our cost of sales ratio was 76.8% in the third quarter of 2001 compared to 75.4% in the third quarter of 2000, and 76.3% for the first nine months of 2001 compared to 75.3% in the same period of 2000. The cost of sales ratio for Suiza Dairy Group increased to 77.4% in the third quarter of 2001 from 76.2% in 2000, and increased to 77.0% in the first nine months of 2001 from 76.0% in the same period of 2000. The cost of sales ratio for Morningstar Foods increased to 70.1% in the third quarter of 2001 from 66.6% in 2000 and increased to 68.4% in the first nine months of 2001 from 66.9% in 2000. These increases were due to higher raw milk and butterfat costs in 2001.

         Operating Costs and Expenses -- Our operating expense ratio was 16.9% in the third quarter of 2001 compared to 18.0% in the third quarter of 2000, and 17.4% in the first nine months of 2001 compared to 18.3% in the same period of 2000. The operating expense ratio at Suiza Dairy Group was 16.6% in the third quarter of 2001 compared to 17.6% in 2000, and 17.1% in the first nine months of 2001 compared to 17.8% in the same period of 2000. This ratio improved due to lower plant closing costs in 2001 and lower selling and general and administrative costs. The operating expense ratio at Morningstar Foods was 18.0% in the third quarter of 2001 compared to 18.9% in 2000, and 19.1% in the first nine months of 2001 compared to 19.4% in the same period of 2000. This ratio improved in the third quarter of 2001 due to lower distribution costs, which were partly offset in the nine month period by higher selling expenses related to the introduction of new products.

         Operating Income -- Operating income in the third quarter of 2001 was $98.2 million, an increase of 3.3% from the third quarter of 2000 operating income of $95.0 million. For the nine month period, operating income in 2001 increased 3.8% to $284.9 million from $274.6 million in 2000. Our operating margin was 6.3% in the third quarter of 2001 compared to 6.6% in the third quarter of 2000, and 6.3% in the first nine months of 2001 compared to 6.4% in the same period of 2000. Operating margin for Suiza Dairy Group declined to 6.0% in the third quarter of 2001 from 6.1% in 2000 and declined to 5.9% in the first nine months of 2001 from 6.2% in 2000. This decrease was due to higher raw milk costs during 2001, partly offset by lower operating costs. Morningstar Foods' operating margin declined to 11.8% in the third quarter of 2001 from 14.5% in 2000 and declined to 12.5% in the first nine months of 2001 from 13.7% in 2000 due to higher butterfat costs.

         Other (Income) Expense --Interest expense decreased to $23.3 million in the third quarter of 2001 from $29.0 million in 2000, and decreased to $76.5 million in the first nine months of 2001 from $83.1 million in 2000. This decrease was the result of lower debt balances and lower interest rates in 2001. Equity from investments in unconsolidated affiliates, which is primarily related to our minority interest in Consolidated Container, amounted to a $5.4 million loss in the third quarter of 2001 compared to earnings of $5.2 million in 2000; and amounted to a $2.6 million loss in the first nine months of 2001 compared to earnings of $10.6 million in 2000. In the third quarter of 2001 Consolidated Container incurred restructuring and other one-time costs, including (i) costs to settle claims by certain customers related to Consolidated Container's failure to satisfy various contractual obligations, and (ii) costs related to various organizational and management changes.

         Income Taxes -- Income tax expense was recorded at an effective rate of 34.7% in the third quarter of 2001 compared to 37.9% in the third quarter of 2000, and at an effective rate of 36.5% in the first nine months of 2001 compared to 38.0% during the same period of 2000. In the third quarter of 2001 a contested state tax issue was resolved in our favor. The tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

         Minority Interest -- Minority interest in earnings, which is primarily the 33.8% ownership interest of Dairy Farmers of America in Suiza Dairy Group, increased to $9.8 million in the third quarter of 2001 from $8.2 million in 2000, and increased to $26.1 million in the first nine months of 2001 from $25.3 million in 2000, due to higher earnings at Suiza Dairy Group.

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

PENDING ACQUISITION OF DEAN FOODS COMPANY

         On April 4, 2001, we signed a definitive merger agreement with Dean Foods Company, the nation's second largest dairy processor with annual revenues of over $4.0 billion. In connection with this transaction, which we believe will be completed during the fourth quarter of this year, we have also agreed to purchase the 33.8% minority interest in Suiza Dairy Group currently held by Dairy Farmers of America. Upon completion of these transactions, we will change our name to Dean Foods Company and our trading symbol on the New York Stock Exchange will change from "SZA" to "DF." For more information about these transactions, please see Note 8 to our Condensed Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flow

         Net cash provided by operating activities was $179.5 million for the first nine months of 2001 compared to $191.6 million for the first nine months of 2000. This reduction was primarily due to an increase in working capital.

         We spent $89.4 million during the first nine months of 2001 for capital expenditures, all of which was funded using cash flow from operations. We intend to spend between $140 million and $150 million in 2001 on capital expenditures for our existing manufacturing facilities and distribution capabilities. We will fund all of these capital expenditures using cash flow from operations.

         We spent approximately $32.4 million in the first nine months of 2001 on transaction costs related to our proposed acquisition of Dean Foods Company, $15.9 million of which consisted of fees paid to various commercial lenders to obtain our new credit facility. In addition, we spent $12.6 million during the third quarter of 2001 for the purchase of the minority interest in Leche Celta. All of these acquisition-related costs were funded using cash flow from operations or borrowings under our existing credit facilities.

         Debt Obligations

         At September 30, 2001, Suiza Dairy Group had outstanding borrowings of $923.9 million under its credit facility, compared to $1.095 billion at December 31, 2000, and $19.8 million in outstanding letters of credit. As of September 30, 2001, up to $591.3 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement. Suiza Dairy Group is currently in compliance with all covenants and financial ratios contained in its credit agreement.

         At September 30, 2001 we had no debt outstanding under our parent-level senior credit facility, and $7.5 million in outstanding letters of credit, leaving $292.5 million available for future borrowing, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants and financial ratios contained in our parent-level credit facility.

         Scheduled principal payments in the amount of $25.0 million each are due and payable on Suiza Dairy Group's $625.0 million term loan during each quarter of 2001. We fund these payments, in addition to the principal and interest payments due from time to time under our other debt agreements, using cash flow from operations or borrowings under our existing credit facilities.

         Both the Suiza Dairy Group credit facility and the parent-level credit facility are scheduled to expire in 2005. However, upon completion of our pending acquisition of Dean Foods, both of these facilities will be terminated and replaced with a single $2.7 billion credit facility at the parent level. We believe that the acquisition of Dean Foods will be completed during the fourth quarter of this year. See "--Future Capital Requirements."

         In February 2001, we increased the amount of our receivable-backed loan from $150 million to $175 million, and in June 2001, we further increased the amount of this facility to $250 million. In both instances we used the proceeds to pay down higher-cost debt.

         Future Capital Requirements

         On April 4, 2001, we signed a definitive merger agreement with Dean Foods Company. As a result of the merger, each share of common stock of Dean Foods will automatically convert into the right to receive $21.00 in cash plus
 .429 shares of our common stock, subject to adjustment in certain circumstances. We expect to issue approximately 15.3 million new shares of common stock, and pay approximately $750.0 million in cash, to the shareholders of Dean Foods in connection with the proposed transaction.

         In connection with our proposed acquisition of Dean Foods, we have entered into an agreement with Dairy Farmers of America (DFA) to purchase its 33.8% interest in Suiza Dairy Group in exchange for:

    o approximately $165.0 million in cash, subject to adjustment as described in our agreement with DFA,

    o a subordinated contingent promissory note in the original principal amount of $50.0 million (which increases annually based on the change in the consumer price index, up to a maximum of $120.0 million) payable only in the event that we terminate or breach one of our existing milk supply agreements with DFA prior to the twentieth anniversary of the closing date, and

    o six plants (and the operations associated with those plants) located in areas where our operations overlap with those of Dean Foods.

         We have also agreed to amend our current milk supply agreement with DFA to provide that if we do not, within a specified period after closing, offer DFA the right to supply raw milk, or manage the supply of raw milk, to certain of Dean Foods' dairy plants after the acquisition, we could be required to pay them liquidated damages in an amount of up to $80.0 million. Any such liquidated damages would be paid, without interest, over a five-year period and would reduce the principal amount of the $50.0 million contingent promissory note described above by an amount equal to approximately 25% of such payments. The closing of our proposed acquisition of DFA's minority interest in Suiza Dairy Group is contingent on, and is expected to occur simultaneously with, the completion of our acquisition of Dean Foods.

         We intend to pay the cash portion of the purchase price for the transactions with Dean Foods and DFA with borrowings under a new $2.7 billion credit facility that will be funded upon closing of the acquisition of Dean Foods and the purchase of DFA's interest in Suiza Dairy Group. In addition, we will also use the proceeds of the new credit facility (i) to retire existing indebtedness under the Suiza Dairy Group credit facility, our parent-level credit facility and Dean Foods' existing credit facility, (ii) to pay certain closing costs, and (iii) for general corporate purposes. We signed a definitive credit agreement related to our new credit facility in July 2001. During the fourth quarter of 2001, we expect to pay approximately $30.0 million in fees related to the new credit facility. We expect to pay all future fees out of cash flow from operations or using borrowings under our existing credit facilities or our new credit facility.

         We expect to spend an additional amount of approximately $10.0 million to $12.0 million during the fourth quarter for other costs related to our pending acquisition of Dean Foods, all of which will be paid using cash flow from operations or borrowings under our existing credit facilities or our new credit facility.

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

KNOWN TRENDS AND UNCERTAINTIES

         Consolidated Container Company

         We own a 43.1% interest in Consolidated Container Company, one of the nation's largest manufacturers of rigid plastic containers. During 2001, Consolidated Container has consistently reported weaker than expected operating results due to a variety of factors including high raw material costs and various operational difficulties. Although Consolidated Container has recently installed new management, we expect Consolidated Container's impact on our earnings to continue to be unpredictable over the next several quarters.

         Impact of Recent Terrorist Attacks

         Our customers in the airline, food service and hospitality industries have suffered decreases in sales volumes in recent weeks due to the events of September 11 and the resulting economic downturn. Our sales to these customers have decreased accordingly. We expect to continue to experience lower than normal sales volumes to these customers until economic stability and consumer confidence are restored.

         Rationalization Activities

         As a result of our rapid growth in recent years, we have had, and will continue to have, many opportunities to lower costs and become more efficient in our operations. In 2001 we have been continuing our emphasis on our rationalization activities. As we continue these activities, we may incur restructuring costs and other charges. Although we cannot estimate the amount of these costs or other charges at this time, we do not expect that these costs will have a material adverse impact on our earnings or results of operations. We also expect that our earnings from our 43.1% equity investment in Consolidated Container Company will continue to be reduced by our share of restructuring and other non-recurring charges recognized by Consolidated Container as they continue to integrate the operations of our former U.S. plastic packaging business and the business of Reid Plastics. We cannot estimate the effect of these charges on our earnings at this time.

         Trends in Tax Rate

         Our 2000 tax rate was approximately 38.6%. In 2001, we believe our annual tax rate will range from 35% to 37%. We expect our annual tax rate to remain within this range for the foreseeable future due to various tax savings initiatives we have undertaken.

         See "Risk Factors" below for a description of various other risks and uncertainties concerning our business.

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

        Changes in Raw Material and Supply Costs Can Adversely Affect Us

         The most important raw materials that we use in our operations are raw milk and cream (including butterfat). The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. Prices of raw milk and cream (including butterfat) can fluctuate widely over short periods of time. In many cases we are able to adjust our pricing to reflect changes in raw material costs. However, volatility in the cost of raw materials can adversely affect our performance, as pricing changes may lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We have been adversely affected in 2001 by raw material costs. Although we cannot predict changes in raw material costs with precision, we do expect raw material costs to remain high, and fairly volatile, for the remainder of 2001. Therefore, we may continue to be adversely affected by changes in raw material costs for the remainder of 2001 and into 2002.

        Consolidated Container Company, in which we own a 43.1% interest, uses high density, polyethylene resin as its primary raw material. Consolidated Container incurred sharply increased costs for high density, polyethylene resin during 2000 and in 2001, which adversely affected its results of operations for those periods and, accordingly, our earnings per share for those periods. Consolidated Container is also our primary supplier of plastic bottles. Pursuant to our supply agreements with Consolidated Container, the price we pay for plastic bottles increases as the cost of high density, polyethylene resin increases. We are adversely affected by these cost increases to the extent they are not passed on to our customers. Should the cost of high density, polyethylene resin rise even higher than currently expected, our financial results including our gross profit and our earnings per share, could be adversely affected for the remainder of 2001 and into 2002.

         Also, because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of diesel fuel. We experienced increased fuel costs during 2000 and in 2001 as a result of increased fuel prices. Further increases in fuel prices beyond our expectations could adversely affect our results of operations.

         Obtaining Required Regulatory Approvals and Satisfying Other Closing Conditions Could Delay, Prevent or Alter the Projected Benefits of our Proposed Acquisition of Dean Foods Company

         Completion of our proposed acquisition of Dean Foods Company is subject to certain conditions, including among others the expiration or termination of the "waiting period" under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the absence of any governmental order prohibiting the closing of the transaction or making it illegal. Although we expect the closing to occur before the end of this year, we can give no assurance as to when or if the conditions to closing will be satisfied.

         Generally, in order for the waiting period under the Hart-Scott Rodino Antitrust Improvements Act to expire without resulting in the federal government obtaining an injunction prohibiting us from closing the transaction, we must first satisfy any concerns that the U.S. Department of Justice (DOJ) might have regarding the competitive effects of the proposed transaction. We can give no assurance as to the terms and conditions, if any, that we will be obliged to comply with in order to satisfy the concerns that the DOJ, or any court reviewing the transaction, may have. We may not be able to satisfy their concerns at all. If we are required to divest operations or lines of business beyond those enumerated in the merger agreement, the projected benefits of the proposed acquisition may be diminished, which could adversely affect the financial performance and prospects of our company after the acquisition. Moreover, we can give no assurance that the DOJ will not attempt to block the merger altogether, or that any such attempt would not be successful. Several state Attorneys General have also been participating in the investigation of the competitive effects of the proposed transaction. These state antitrust enforcement officials or private parties also have the ability to attempt to block the proposed transaction if they have concerns about the competitive effects of the proposed transaction. While state approval is not formally required, we can give no assurance that any such challenge would not be successful.

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

         We have incurred and will continue to incur, significant costs and expenses related to the proposed acquisition prior to closing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A significant delay in the closing of the proposed transaction beyond our current expectations could substantially burden our financial and management resources, which could have an adverse effect on our operations and/or financial results.

         If any of the conditions to closing contained in the merger agreement are not timely satisfied in accordance with the terms of the merger agreement, the merger agreement could be terminated and the transaction would not be completed at all. In that case, we would have incurred significant costs without achieving the expected benefits of the proposed merger. All costs incurred in attempting to complete the merger would be reflected as expenses on our consolidated income statement, which would have a significant adverse affect on our earnings per share in the period such costs are recorded. Either party to the merger agreement can terminate the agreement without penalty if the merger has not closed by December 31, 2001.

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

         Loss of Rights to any of our Licensed Brands Could Adversely Affect Us

         We sell certain of our products under licensed brand names such as Hershey's(R), Borden(R), Pet(R) and, beginning in the first quarter of next year, Folgers Jakada(TM). Should our rights to manufacture and sell products under any of these names be terminated, our financial performance and results of operations could be materially and adversely affected.

         We May Be Subject to Product Liability Claims

         We sell food products for human consumption, which involves risks such as
         o    product contamination or spoilage,

         o    product tampering, and

         o    other adulteration of food products.

         Consumption of an adulterated, contaminated or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverages. An actual or alleged problem with the quality, safety or integrity of our products at any of our facilities could also result in

         o    negative publicity,

         o    reduced demand for our products, and

         o    substantial costs of compliance or remediation.

         Any of these events could adversely affect us.

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

         We Could Be Adversely Affected by Changes in Regulations

         The federal government and several state agencies establish minimum prices paid to producers for raw milk. These prices, which are calculated by economic formula based on supply and demand, vary by region and by the type of product manufactured using the raw milk. Until recently, the Northeast Dairy Compact Commission set a minimum price for raw milk in New England independent of the price set by the federal milk marketing orders. Under the Northeast Dairy Compact, the price we paid for raw milk in New England was frequently in excess of the minimum price established by the federal government. The Northeast Dairy Compact expired at the end of September 2001. However, new legislation has recently been proposed that would set a new minimum price for raw milk throughout the country independent of the price set by the federal milk marketing orders. Under the proposed legislation, prices charged for raw milk could exceed the prices we currently pay. We do not know whether this proposed legislation will be authorized by Congress or, if authorized, the extent to which it would increase the prices we pay for raw milk. A substantial increase in the price we are required to pay for raw milk beyond our expectations could have an adverse effect on our results of operations, to the extent those increases are not passed on to customers. Moreover, even if those costs are passed on to customers, we could suffer a loss of sales if the price of processed milk and other dairy products rises beyond the price that consumers are willing to pay.

         We are also subject to federal, state and local laws and regulations relating to

         o    food quality,

         o    manufacturing standards,

         o    labeling,

         o    packaging,

         o waste water, storm water, air emissions, storage tanks and hazardous materials,

         o    occupational health and safety, labor, discrimination, and

         o    other matters.

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

         We Have Substantial Debt and Other Financial Obligations and We May Incur Additional Debt

         As of September 30, 2001, we had substantial debt and other financial obligations including, among others,

         o $923.9 million of borrowings under the Suiza Dairy Group credit facility,

         o    $584.5 million of 5.5% preferred securities, and

         o    $250.0 million of indebtedness under the receivable-backed loan.

         Those amounts compare to our stockholders' equity of $694.5 million as of September 30, 2001. If our proposed acquisition of Dean Foods is completed, we will be even more highly leveraged.

         As of September 30, 2001, up to $591.3 million was available for future borrowings under Suiza Dairy Group's senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement, and a total of $292.5 million was available for borrowing under the parent-level credit facility. We have pledged the stock of some of our subsidiaries to secure these facilities and the assets of other subsidiaries to secure other indebtedness. Our credit facilities and debt service obligations

         o limit our ability to obtain additional financing in the future without obtaining prior consent,

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

         Our Foreign Operations Bring Added Risk

         In February 2000, we purchased a Spanish dairy processor. We have limited experience in managing a European dairy operation. There can be no assurance that we will be able to effectively manage a dairy operation in Europe. Also, we are exposed to foreign currency risk due to certain operating cash flows and various financial instruments being denominated in Spanish pesetas. Any substantial devaluation of Spanish pesetas would have an adverse effect on our financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE AGREEMENTS

         We have interest rate swaps in place that have been designated as hedges against our variable interest rate exposure on our loans under the Suiza Dairy Group credit facility and on anticipated borrowings under the new credit facility to be funded upon completion of our pending acquisition of Dean Foods. The following table summarizes our various interest rate agreements:


          FIXED INTEREST RATES        NOTIONAL AMOUNTS          EXPIRATION DATE
          --------------------        ----------------          ---------------
             4.90% to 4.93%            $275.0 million            December 2002
             6.07% to 6.24%             325.0 million            December 2002
             6.23%                       50.0 million                June 2003
             6.69%                      100.0 million            December 2004
             6.69% to 6.74%             100.0 million            December 2005
             6.78%                       75.0 million            December 2006

         These derivative agreements provide hedges by limiting or fixing the LIBOR interest rates specified in the applicable credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

         We have entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:


               FIXED INTEREST RATES               NOTIONAL AMOUNTS                 EXPIRATION DATE
              -----------------------    ------------------------------------     -------------------
                     5.54%                 1,500,000,000 pesetas                     November 2003
                                           (approximately $8.2 million at
                                           September 30, 2001)

                     5.6%                  2,000,000,000 pesetas                     November 2004
                                           (approximately $10.9 million at
                                           September 30, 2001)

         We are exposed to market risk under these arrangements due to the possibility of interest rates on our outstanding debt falling below the rates on our interest rate derivative agreements. We incurred $2.1 million of additional interest expense, net of taxes and minority interest, during the three months ended September 30, 2001 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. See
Note 1 - General - Recently Issued Accounting Standards. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

         A majority of our debt obligations are at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2001, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 21, 2001, we held a special meeting of stockholders to vote on certain proposals related to our pending acquisition of Dean Foods Company. At the meeting, we submitted the following matters to a vote of our stockholders:

         Proposal 1:

         A proposal to approve:

         -- the issuance of Suiza's common stock to Dean's stockholders in the merger, as contemplated by the Agreement and Plan of Merger dated April 4, 2001 among Suiza, Blackhawk Acquisition Corp, a wholly-owned subsidiary of Suiza, and Dean; and

         -- the reservation of an additional number of shares of Suiza's common stock for issuance after the merger pursuant to stock-based awards outstanding at the time of the merger under Dean's stock awards plans;

         Proposal 2:

         A proposal to approve Suiza's adoption of Dean's 1989 Stock Awards Plan and the reservation of 1,894,864 shares of Suiza's common stock for issuance after the merger pursuant to that plan, if the merger occurs; and

         Proposal 3:

         A proposal to increase the number of shares of Suiza's common stock reserved for issuance under Suiza's 1997 Stock Option and Restricted Stock Plan from 7.5 million shares to 12.5 million shares, if the merger occurs.

         All proposals were approved.

         The results of voting on each proposal were as follows:


            Proposal 1                 Shares             % of Voting
            ----------                 ------             -----------
              For                    18,884,061              98.82%
              Against                   162,912                .85%
              Abstain                    62,606                .33%



            Proposal 2                 Shares             % of Voting
            ----------                 ------             -----------
              For                    11,840,074              61.96%
              Against                 7,229,386              37.83%
              Abstain                    40,119                .21%



            Proposal 3                 Shares             % of Voting
            ----------                 ------             -----------
              For                     9,594,919              50.21%
              Against                 9,471,178              49.56%
              Abstain                    43,482                .23%

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10.1 Agreement and Plan of Merger, dated as of April 4, 2001, among Suiza Foods Corporation, Dean Foods Company and Blackhawk Acquisition Corp. (incorporated by reference from our Current Report on Form 8-K filed April 5, 2001 (File No. 1-12755))

      10.2 Securities Purchase Agreement, dated as of April 4, 2001, among Suiza Foods Corporation, Suiza Dairy Group Holdings, Inc., Suiza Dairy Group, L.P., Suiza Southeast, LLC, Dairy Farmers of America, Inc. and Mid-Am Capital, L.L.C. (incorporated by reference from our Current Report on Form 8-K filed April 5, 2001 (File No. 1-12755))

      10.3 Amendment No. 1 to Securities Purchase Agreement among Suiza Foods Corporation, Suiza Dairy Group, L.P., Suiza Southeast, LLC, Dairy Farmers of America and Mid-Am Capital, L.L.C.

      10.4 Credit Agreement, dated July 31, 2001, among Suiza Foods Corporation and certain of its subsidiaries, and various lenders (incorporated by reference from our Quarterly Report on Form 10Q for the quarter ended June 30, 2001 (File No. 1-12755))

      10.5 Credit Agreement (the "Suiza Dairy Group Credit Facility") dated January 4, 2000 by and among Suiza Dairy Group and various lenders (incorporated by reference to our Current Report on Form 8-K dated January 11, 2000, File No. 1-127555)

      10.6 Credit Agreement (the "Parent Level Credit Facility") dated January 4, 2000 among Suiza Foods Corporation and various lenders (incorporated by reference to our Current Report on Form 8-K dated January 11, 2000, File No. 1-127555)

      10.7 Amendment No. 1 to the Parent Level Credit Facility (incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 30 2000, File No. 1-12755)

      10.8 First Amendment to Suiza Dairy Group Credit Facility (incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 30, 2000, File No. 1-12755)

      11      Statement regarding computation of per share earnings

(b) Reports on Form 8-K and 8-K/A

      None

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SUIZA FOODS CORPORATION

                                /s/ Barry A. Fromberg
                               ----------------------------------------------
                                Barry A. Fromberg Executive Vice President,
                                Chief Financial Officer (Principal Accounting Officer)


Date:   November 9, 2001

                                 EXHIBIT INDEX
EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
    10.1 Agreement and Plan of Merger, dated as of April 4, 2001, among Suiza Foods Corporation, Dean Foods Company and Blackhawk Acquisition Corp. (incorporated by reference from our Current Report on Form 8-K filed April 5, 2001 (File No. 1-12755))

    10.2 Securities Purchase Agreement, dated as of April 4, 2001, among Suiza Foods Corporation, Suiza Dairy Group Holdings, Inc., Suiza Dairy Group, L.P., Suiza Southeast, LLC, Dairy Farmers of America, Inc. and Mid-Am Capital, L.L.C. (incorporated by reference from our Current Report on Form 8-K filed April 5, 2001 (File No. 1-12755))

    10.3 Amendment No. 1 to Securities Purchase Agreement among Suiza Foods Corporation, Suiza Dairy Group, L.P., Suiza Southeast, LLC, Dairy Farmers of America and Mid-Am Capital, L.L.C.

    10.4 Credit Agreement, dated July 31, 2001, among Suiza Foods Corporation and certain of its subsidiaries, and various lenders (incorporated by reference from our Quarterly Report on Form 10Q for the quarter ended June 30, 2001 (File No. 1-12755))

    10.5 Credit Agreement (the "Suiza Dairy Group Credit Facility") dated January 4, 2000 by and among Suiza Dairy Group and various lenders (incorporated by reference to our Current Report on Form 8-K dated January 11, 2000, File No. 1-127555)

    10.6 Credit Agreement (the "Parent Level Credit Facility") dated January 4, 2000 among Suiza Foods Corporation and various lenders (incorporated by reference to our Current Report on Form 8-K dated January 11, 2000, File No. 1-127555)

    10.7 Amendment No. 1 to the Parent Level Credit Facility (incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 30 2000, File No. 1-12755)

    10.8 First Amendment to Suiza Dairy Group Credit Facility (incorporated by reference to our Quarterly Report on Form 10Q for the quarter ended September 30, 2000, File No. 1-12755)

    11      Statement regarding computation of per share earnings