Form 10-K405
period 2001-12-31
DEAN FOODS CO/
filed 2002-04-01
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-12755

                               DEAN FOODS COMPANY
             (Exact name of Registrant as specified in its charter)

                                DEAN FOODS LOGO

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

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                   -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 25, 2002, based on the $73.10 per share closing price for the company's common stock on the New York Stock Exchange, was approximately $3.0 billion.

     The number of shares of the Registrant's common stock outstanding as of March 25, 2002 was 44,731,854.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002 (to be filed) are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
                                 PART I
1    Business....................................................     1
2    Properties..................................................    15
                                PART II
5    Market for Our Common Stock and Related Matters.............    19
6    Selected Financial Data.....................................    20
     Management's Discussion and Analysis of Financial Condition
7    and Results of Operations...................................    21
     Quantitative and Qualitative Disclosures About Market
7A   Risk........................................................    35
8    Consolidated Financial Statements...........................    37
                                PART III
10   Directors and Executive Officers............................    38
11   Executive Compensation......................................    38
     Security Ownership of Certain Beneficial Owners and
12   Management..................................................    38
13   Certain Relationships and Related Transactions..............    38
                                PART IV
     Exhibits, Financial Statement Schedules and Reports on Form
14.. 8-K.........................................................    38

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the leading processor and distributor of fresh milk and other dairy products in the United States, and a leader in the specialty foods industry. We have five operating divisions, including Dairy Group, Morningstar Foods, Specialty Foods, Puerto Rico and International.

     Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at http://www.deanfoods.com. We were incorporated in Delaware in 1994.

BRIEF HISTORY

     We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. As a result of our acquisition strategy in the packaged ice industry, we became one of the largest manufacturers and distributors of packaged ice in the United States.

     We entered the dairy business in December 1993 when we acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We have grown our dairy business rapidly since then, primarily through a focused acquisition strategy. Since our acquisition of Suiza Dairy in 1993, we have completed 44 dairy acquisitions, including our acquisition of Chicago-based Dean Foods Company in December 2001. For more information about the Dean Foods acquisition, see "-- Developments Since January 1, 2001 -- Acquisition of Dean Foods Company and Related Events." Primarily as a result of our acquisition strategy in the dairy industry, we are now the largest processor and distributor of dairy products in the United States.

     We completed our initial public offering in April 1996 (under the name of "Suiza Foods Corporation"). Initially our common stock was traded in the Nasdaq National Market. In January 1997, we completed a second public offering. Our common stock began trading on the New York Stock Exchange in March 1997 under the symbol "SZA." Our common stock continues to trade on the New York Stock Exchange under our new symbol: "DF."

     In August 1997, we acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers, in connection with our acquisition of a dairy company related to Franklin Plastics. We then began acquiring other companies in the plastic container business including Continental Can in May 1998. By 1999, we had built one of the largest plastic packaging companies in the United States.

     In April 1998, we sold our packaged ice operations in order to focus our resources on our dairy and packaging operations.

     In July 1999, having made a decision to further focus our resources on our core dairy business, we sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a 43.1% interest in the purchaser. In March and May 2000 we sold the European packaging operations that we acquired as part of our acquisition of Continental Can. Except for our interest in Consolidated Container Company, we no longer have any investments in the packaging industry.

     Effective January 1, 2000, we completed the acquisition of Southern Foods Group, L.P., the third largest dairy processor in the United States at the time of the acquisition. As a result of that transaction, we greatly expanded the geographic reach of our Dairy Group and became the largest dairy company in the United States. The Southern Foods transaction was completed through a joint venture with Dairy Farmers of America ("DFA"), the nation's largest dairy farmers cooperative, pursuant to which DFA obtained a 33.8% interest in our Dairy Group.

     On December 21, 2001, we completed our acquisition of Dean Foods Company. As a result, we are now one of the leading food and beverage companies in the United States. In connection with that transaction, we purchased the 33.8% minority interest in our Dairy Group held by DFA, in exchange for cash, the operations of 11 plants that we were required to divest in connection with the Dean Foods transaction and certain other consideration. Also on December 21, 2001, immediately after we completed the acquisition of Dean Foods, the acquired company changed its name to Dean Holding Company and we changed our name from Suiza Foods Corporation to Dean Foods Company. For more information about the Dean Foods acquisition and related transactions, see "-- Developments Since January 1, 2001 -- Acquisition of Dean Foods Company and Related Events."

     The following timeline graphically depicts our history:

                              [TIME LINE GRAPHIC]

DEVELOPMENTS SINCE JANUARY 1, 2001

  ACQUISITION OF DEAN FOODS COMPANY AND RELATED EVENTS

     Acquisition of Dean Foods Company and Related Name Changes -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). Prior to the acquisition, Old Dean was the nation's second largest dairy processor, with $4.6 billion in sales during the 12-month period ended November 25, 2001. To effect this transaction, Old Dean was merged into our wholly-owned subsidiary, Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to "Dean Holding Company." Immediately thereafter, we changed our name from Suiza Foods Corporation to Dean Foods Company and our trading symbol on the New York Stock Exchange changed from "SZA" to "DF."

     As a result of the merger, each share of common stock of Old Dean was converted into 0.429 shares of our common stock and the right to receive $21.00 in cash. There were approximately 36.0 million shares of Old Dean common stock outstanding at the time of the merger. Consequently, we issued approximately
15.5 million shares, and paid approximately $756.8 million in cash, to Old Dean's shareholders as consideration for their shares.

     Purchase of Minority Interest in Dairy Group and Divestiture of 11
Plants -- Also on December 21, 2001, and in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA's") 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash, (2) a contingent promissory note in the original principal amount of $40.0 million, and (3) the operations of 11 plants located in nine states where we and Old Dean had overlapping operations. As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of Old Dean's dairy plants, we could be required to pay liquidated damages of up to $47.0 million. See Note 19 to our Consolidated Financial Statements and "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." As a result of this transaction, we now own 100% of our Dairy Group.

     The plants divested included: (i) our Burger Dairy operations based in New Paris, Indiana; (ii) our Coburg Dairy operations based in N. Charleston, South Carolina (which was an operation of Old Dean); (iii) our Cream O'Weber operations based in Salt Lake City, Utah (which was an operation of Old Dean);
(iv) our Flav-O-Rich Dairies operations based in London, Kentucky and Bristol, Virginia; (v) our H. Meyer Dairy operations based in Cincinnati, Ohio (which was an operation of Old Dean); (vi) our Huntsville Dairy operations based in Huntsville, Alabama; (vii) our Oberlin Farms ("Dairymen's") operations based in Cleveland, Ohio; (viii) our U.C. Milk ("Goldenrod") operations based in Madisonville, Kentucky (which was an operation of Old Dean); and (ix) our Velda Farms operations based in Miami, Florida and Winterhaven, Florida. The divested plants were acquired by National Dairy Holdings, LP, as assignee of DFA.

     New Credit Facility, Increased Receivables Securitization Facility and Assumed Indebtedness -- We financed the cash portion of the consideration paid to the shareholders of Old Dean, as well as the cash portion of the purchase price for DFA's 33.8% interest in our Dairy Group and certain related transaction costs, primarily with borrowings under a new $2.7 billion credit facility provided by a syndicate of lenders. This facility, which replaces our former parent-level credit facility and the former Suiza Dairy Group credit facility, provides us with a revolving line of credit of up to $800.0 million to be used for general corporate and working capital purposes (including the financing of future acquisitions and stock buybacks, if any, subject to certain limitations contained in the credit facility documents) and two term loans in the amounts of $900.0 million and $1.0 billion, respectively. Both term loans were fully funded at closing. No funds were borrowed under the revolving credit facility. The revolving credit facility will expire, and the $900.0 million term loan will mature, in July 2007. The $1.0 billion term loan will mature in July 2008. Outstanding borrowings under the credit facility are secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, except for the capital stock of Old Dean's subsidiaries and the real property owned by Old Dean and its subsidiaries). The credit agreement contains various financial and other restrictive covenants as well as certain mandatory prepayment provisions, all of which are more specifically described in
Note 10 to our Consolidated Financial Statements.

     An additional portion of the cash consideration paid at closing was provided by new funding under our existing receivables securitization facility. On December 21, 2001, we sold Old Dean's receivables into the facility, thereby increasing the amount of the facility by $150.0 million to $400.0 million. See
Note 10 to our Consolidated Financial Statements.

     Certain of Old Dean's indebtedness remains outstanding after the merger, including $700.0 million of outstanding indebtedness under certain senior notes, and certain capital lease obligations. See Note 10 to our Consolidated Financial Statements for more information about our indebtedness and "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

     Stock Award Plans -- In connection with the Old Dean acquisition, all options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 2.7 million shares of our stock. Old Dean option holders had the right, as a result of the "change in control" triggered by our acquisition of Old Dean, to surrender their New Dean stock options to us, in lieu of exercise, in exchange for a cash payment (which payments, in many cases, exceeded the amount that the option holder could have received upon exercise), provided the options were surrendered by March 21, 2002. The holders of approximately 809,000 options exercised their surrender rights. See Note 2 to our Consolidated Financial Statements.

     Upon completion of the Old Dean acquisition, we adopted Old Dean's 1989 Stock Awards Plan and reserved approximately 1.9 million shares (subject to adjustment as permitted by the plan) of our stock for issuance under that plan after the merger. Options surrendered by Old Dean optionees have been added back to the pool of shares available for issuance under the plan, as permitted by the plan. Approximately 2.6 million shares were available for issuance under that plan as of March 25, 2002.

     Finally, due to the increased size of our employee base, upon completion of the merger, we increased the number of shares reserved for issuance under our pre-existing stock option plan from 7.5 million to 12.5 million.

     New Directors -- In connection with our acquisition of Old Dean and as required by the related merger agreement, we increased the size of our Board of Directors, effective December 21, 2001, from 10 members to 15 members. All five of the new members were nominated by Old Dean, and all served on the Board of Directors of Old Dean prior to the acquisition. All of our pre-acquisition directors remain on the Board. Also pursuant to the merger agreement, Mr. Howard Dean (formerly the Chairman of the Board and Chief Executive Officer of Old
Dean) was named Chairman of our Board of Directors. He will remain as Chairman until his retirement (no later than June 2002), at which time Gregg Engles will re-assume the role of Chairman of the Board. Mr. Engles was Chairman of our Board and Chief Executive Officer prior to the acquisition. He is currently Chief Executive Officer and Vice Chairman of the Board.

  INTEGRATION AND RATIONALIZATION ACTIVITIES

     As a result of our acquisition of Old Dean, we expect to achieve annual cost savings of at least $60.0 million in 2002, increasing to at least $120.0 million by the end of 2004. In early 2002, we began the process of implementing various planned cost savings initiatives necessary to achieve these savings. As part of these efforts, in February 2002, we announced the elimination of approximately 200 corporate staff positions at Old Dean. We have also closed, or announced the closure of, 4 plants since completion of the Old Dean acquisition and reduced (or intend to reduce) our workforce accordingly. We will continue to finalize and implement our initial integration and rationalization plans throughout 2002.

     During 2001, as part of our overall integration and cost reduction strategy in effect prior to the Old Dean acquisition, we closed 3 plants and reduced our workforce accordingly. See Note 16 to our Consolidated Financial Statements.

     We have recently announced that part of our strategy after the Old Dean acquisition will be to divest certain non-core assets. Since the completion of the Old Dean acquisition, we have sold two small non-core businesses that we acquired as part of Old Dean's Specialty Foods division, including a transportation business and Old Dean's boiled peanut business.

  ANNOUNCEMENT OF STOCK SPLIT

     On February 21, 2002, we announced that our Board of Directors has declared a two-for-one split of our common stock, which will entitle shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares will be issued after the market closes on April 23, 2002. As a result of the split, the total number of shares of our common stock outstanding will increase from approximately 44.7 million to approximately 89.5 million. All of the share numbers in this Annual Report on Form 10-K are presented without giving effect to the upcoming stock split. See
Note 23 to our Consolidated Financial Statements.

  DEVELOPMENTS RELATED TO CONSOLIDATED CONTAINER COMPANY

     Since July 1999, we have owned a 43.1% interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our primary supplier of plastic bottles and bottle components. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters. Consequently, our 2001 earnings were adversely affected. CCC has implemented several changes in an effort to return to stable profitability. However, in November 2001 CCC announced that it does not expect to see the benefits of these changes for at least several quarters. Also, as a result of CCC's performance in 2001, CCC became unable to comply with the financial covenants contained in its credit facility. Accordingly, we concluded that our investment in CCC was impaired and that the impairment was not temporary. Therefore, we wrote off our remaining investment in CCC in the fourth quarter of 2001.

     In February 2002, CCC's lenders agreed to restructure CCC's credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10.0 million of CCC's revolving credit indebtedness. The guaranty will expire in January 2003. Please see Note 19 to our Consolidated Financial Statements for further information regarding our guarantee of CCC's indebtedness. See also "Part II -- Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Risk Factors."

  PURCHASE OF MINORITY INTEREST IN SPANISH OPERATIONS

     In August 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor, for approximately $12.6 million. We now own 100% of our European dairy operations.

  RECENT DEVELOPMENTS WITH CERTAIN BUSINESS PARTNERS

     Restructure of Milk Supply Arrangements -- The primary raw material used in our operations is raw milk. We purchase a significant portion of our raw milk requirements from DFA. We have entered into a series of supply contracts with DFA over the past several years designed to ensure a reliable source of raw milk for our plants. In December 2001, we amended our supply agreements with DFA in order to provide ourselves with greater flexibility in the procurement of raw milk. The primary modification to the supply agreements was the reduction of the termination notice period from one year to 60 days. We paid DFA approximately $28.5 million as consideration for this amendment. Because this payment related to the modification of existing agreements, we recorded the $28.5 million payment as an expense in the fourth quarter of 2001.

     Certain Co-Packing Arrangements -- Prior to the completion of the Old Dean acquisition, Old Dean had a long-term arrangement with Nestle pursuant to which Old Dean manufactured Nestle's Coffee Mate(R) coffee creamers and Nesquik(R) single-serve milks. Because these Nestle products compete directly with our International Delight(R) and Hershey's(R) milk products, we have agreed with Nestle that we will phase out manufacturing and distributing these Nestle products by the end of 2003.

     From 1987 through 2001, our Morningstar Foods division processed and sold Lactaid(R) brand lactose-reduced milk in the western portion of the United States. This arrangement was terminated at the end of 2001 due to a number of factors including primarily contractual restrictions that did not permit us to fully realize the opportunities in the lactose-reduced milk category (such as the ability to satisfy our customers' demands for private label lactose-reduced milk). Old Dean has historically produced lactose-reduced milk under the Dairy Ease(R) brand, which it licensed from a third party. In November 2001, Old Dean bought the rights to the brand. We now intend to focus our efforts in the lactose-reduced category on Dairy Ease(R) and on private labels for our customers.

     Enron -- In June 1999, we entered into a contract with Enron Energy Services pursuant to which we contracted to purchase electricity for certain of our plants at a discounted rate for a ten-year period. Enron filed for bankruptcy protection on December 1, 2001, and subsequently elected to reject our contract in its bankruptcy. Since we do not expect to be able to replace the arrangement we had with Enron, we do expect Enron's bankruptcy, and its rejection of our contract, to adversely impact our results of operations. We do not expect the impact to be material. See "Part II -- Item 7. Management's Discussion and Analysis of Financial Conditions and Results of
Operations -- Known Trends and Uncertainties."

  RECENT PRODUCT DEVELOPMENTS

     During the fourth quarter of 2001, we launched single-serve Hershey's(R) milks and milkshakes in plastic bottles. In January 2002, we introduced our new single-serve Folgers(R) Jakada(TM) coffee beverage.

CURRENT BUSINESS STRATEGY

     Over the next several years, we will be focused on consistently creating and maximizing shareholder value primarily through the following strategies:

  BE OUR CUSTOMERS' SUPPLIER OF CHOICE

     We intend to maintain and extend our leadership position in the dairy case by continuing to provide our customers with excellent quality, service and price. We have one of the most extensive refrigerated "direct store delivery" systems in the United States, with over 6,000 routes spanning virtually the entire United States. Using this system, we have a unique capability to provide unmatched service and convenience to our customers. We intend to leverage that system to grow with our customers and increase our revenues.

  DELIVER OUR SYNERGY TARGETS

     We expect to achieve annual cost savings synergies in connection with the Old Dean acquisition of at least $60.0 million in 2002, increasing to at least $120.0 million by the end of 2004. We intend to achieve these synergies by vigorously pursuing economies of scale in purchasing, product development and manufacturing and by eliminating duplicative costs.

  INVEST IN AND BUILD UPON OUR GROWTH PLATFORMS

     We believe that innovation is key to growing our sales and our profitability. Therefore, we intend to invest in and build upon our largest growth platforms, including single-serve dairy-based refrigerated beverages; functional beverages, including soymilk and lactose-reduced milk; beverage enhancers, such as coffee creamers; and food enhancers, such as refrigerated dips and salad dressings.

  RATIONALIZE OUR ASSET BASE

     We intend to carefully examine the portfolio of assets and businesses that we acquired through the Old Dean acquisition and (i) divest non-core businesses that do not fit into our long-term business plans, and (ii) sell or close plants with overlapping markets or excess capacity in order to increase our efficiency, thereby lowering our cost structure.

  INVEST OUR CASH

     Our company generates a significant amount of free cash flow. In addition to investing in our growth platforms, we intend to invest our capital where returns are greatest, including on acquisitions in our core lines of business, and on reductions of indebtedness.

INDUSTRY OVERVIEW

     The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity has resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and little to no growth in the demand for fresh milk products. Over the past decade, the dairy industry has been in the process of consolidating. As the industry has consolidated, large regional dairy processors have emerged.

     Consolidation has tended to raise efficiencies in the typically low-margin dairy industry. However, consumption of dairy products remains flat and has even declined in some regions of the country. We believe that the consolidation trend will continue as dairy processors continue to seek to become more profitable. Also, innovation has become increasingly important as processors seek to increase consumption, sales and margins through product differentiation and branding.

OPERATING DIVISIONS

     We currently have five operating divisions, including Dairy Group, Morningstar Foods, Specialty Foods, Puerto Rico and International.

  DAIRY GROUP

     We sell primarily fresh dairy products through our Dairy Group, with our product mix weighted heavily toward fluid milk. Products that we sell through our Dairy Group include:

     - fluid milk, including flavored milks and buttermilk,

     - ice cream and novelties,

     - half-and-half and whipping cream,

     - condensed milk,

     - cottage cheese,

     - sour cream,

     - yogurt,

     - dips,

     - coffee creamers,

     - juice and juice drinks, and

     - water.

     Our Dairy Group operates its business in a generally decentralized manner organized by geographic region, including the Northeast region, the Southeast region, the Southwest region and the Midwest region. The dairy operations of Old Dean have been operationally integrated into our Dairy Group, primarily into our Midwest region. Our Dairy Group manufactures its products in 96 plants in 33 states. For more information about plants in the Dairy Group regions, see
"-- Item 2. Properties."

     Primarily due to the highly perishable nature of its products, our Dairy Group delivers its products directly from its plants or distribution warehouses to its customers in trucks that we own or lease. This form of delivery is called a "direct store delivery" or "DSD" system. We have one of the most extensive refrigerated DSD systems in the United States, with over 6,000 routes spanning virtually the entire United States. Using its DSD system, the Dairy Group also acts as distributor for certain other manufacturers of refrigerated products in certain parts of the country.

     The Dairy Group sells its products primarily on a local or regional basis through its internal sales force to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, institutional food service, gas stores, schools, restaurants and hotels. The Dairy Group's customer base is large, and we are not dependent on any single customer. The Dairy Group's sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

     In 2001, our Dairy Group manufactured and marketed approximately two-thirds of its dairy products under its proprietary or licensed local and regional brand names. The remaining one-third of the Dairy Group's products were manufactured and sold on a private-label (or "customer brand") basis for customers. Proprietary or licensed brands used in the Dairy Group include the following:

NORTHEAST REGION      SOUTHEAST REGION               MIDWEST REGION                  SOUTHWEST REGION
----------------      ----------------               --------------                  ----------------
fitmilk(R)            Barbers(R)                     Barber's(R)                     Adohr Farms(R)
Garelick Farms(R)     Broughton(R)                   Borden(R) (licensed brand)      Alta Dena(R)
kidsmilk(TM)          Country Delite(R)              Country Charm(R)                Barbe's(R)
LehighValley(R)       Dairy Fresh(R)                 Country Fresh(R)                Berkeley Farms(TM)
Nature's Pride(TM)    Dean's(R)                      Dean's(R)                       Borden(R) (licensed
                                                                                     brand)
Sealtest(R)           Flav-O- Rich(R) (licensed      fitmilk(R)
(licensed   brand)    brand)                                                         Brown's(TM)
                                                     kidsmilk(TM)
Swiss(R)              Frostbite(R)                                                   Creamland(TM)
                                                     Land O'Lakes(R) (licensed
Tuscan(R)             Louis Trauth(R)                brand)                          Dairy Gold(TM)
Wengert's(R)          Meadowbrook(R)                 Liberty(R)                      Dean's(R)
                      Pet(R) (licensed brand)        London's(R)                     Foremost(TM)
                      Reiter(R)                      Maplehurst(R)                   Gandy's(R)
                      Shenandoah's Pride(R)          Mayfield(R)                     Hygeia(R)
                                                     McArthur(R)                     Meadow Gold(R)
                                                     Pet(R) (licensed brand)         Model(R)
                                                     Purity(TM)                      Mountain High(R)
                                                     Schenkel's All*Star(R)          Oak Farms(R)
                                                     TG Lee(R)                       Poudre Valley(R)
                                                     Verifine(R)                     Price's(TM)
                                                                                     Robinson(R)
                                                                                     Schepps(R)
                                                                                     Swiss(TM)
                                                                                     Viva(R)

     Sales in the Dairy Group to unaffiliated customers totaled $5.1 billion in 2001. For more financial information about our Dairy Group, see "Part II -- Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to our Consolidated Financial Statements.

  MORNINGSTAR FOODS

     Morningstar Foods sells primarily extended shelf life (or "ESL") fluid, aerosol and other dairy and non-dairy products. Its product offerings include:

     - dairy and non-dairy coffee creamers,

     - flavored ESL milks, lactose-reduced milks and milk-based beverages,

     - soymilk,

     - dips and dressings,

     - aerosol whipped topping,

     - dairy and non-dairy frozen whipped topping,

     - egg substitute, and

     - cultured dairy products.

     Old Dean's National Refrigerated Products (or "NRP") segment has been combined with our Morningstar division.

     Morningstar Foods markets and sells its products primarily on a national basis to a wide variety of retail and food service outlets and in a number of foreign countries through an internal sales force and independent brokers. Morningstar Foods' customer base is large, and it is not dependent on any single customer.

     Morningstar Foods' products tend to have a longer shelf-life than those produced in our Dairy Group. Therefore, its products are delivered primarily by common carrier; although some of its products are distributed through our Dairy Group's DSD system. Sales of some of Morningstar's products are higher in the fourth quarter.

     Morningstar Foods manufactures its products in 15 plants located across the United States. For more information about Morningstar Foods' manufacturing plants, see "-- Item 2. Properties."

     In 2001, Morningstar Foods manufactured and marketed approximately 40% of its products under its proprietary or licensed national brand names. The remaining 60% of Morningstar Foods' products were manufactured and sold on a private-label (or "customer brand") basis for customers. Morningstar Foods' nationally branded products include, among others: International Delight(R) coffee creamers, Marie's(R) dips and salad dressings, Mocha Mix(R) non-dairy coffee creamer, Naturally Yours(TM) sour cream, Second Nature(R) eggs, Sun Soy(R) soymilk, Dairy Ease(R) lactose-free milks, Dean's(R) dips and dressings and Dairy Fresh(R) aerosol whipped toppings. Products that we produce under licensed brands include: Hershey's(R) milks, Folgers(R) Jakada(TM) chilled coffee beverage, Farm Rich(R) coffee creamers, Coffee Rich(R) coffee creamers and Yoo-Hoo(R) chocolate milk drink.

     Sales in Morningstar Foods to unaffiliated customers totaled approximately $766.9 million in 2001. For more financial information about Morningstar Foods, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 21 to our Consolidated Financial Statements.

  SPECIALTY FOODS

     Our Specialty Foods group is comprised entirely of the former Specialty Foods segment of Old Dean. Our Specialty Foods group offers a diverse product mix that includes pickles, relishes, peppers, powdered coffee creamers and other powdered products, sauces, puddings and nutritional beverages.

     Our Specialty Foods division is one of the largest pickle processors and marketers in the United States. Its pickle, relish and pepper products are sold nationally, primarily under various customer brands, but are also sold under some of our proprietary brands including Arnold's(R), Atkins(R), Cates(R), Dailey(R), Heifetz(R), Nalley's(R), Paramount(R), Peter Piper(R), Rainbo(R), Roddenberry(R) and Schwartz(R), and marketed and distributed to grocery store chains, wholesalers and foodservice customers, and in bulk to other food processors.

     Specialty Foods produces a number of specialty sauces, including shrimp, seafood, tarter, horseradish, chili and sweet and sour sauces, and sells them to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett's(R) and Hoffman House(R) brand names. Specialty Foods also sells shortening powders and other high-fat formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels and vending and fast-food operators. Non-dairy creamers are sold for private label distribution to all classes of the retail trade and sold in bulk to a number of other food companies for use as an ingredient in their food products. Powdered products are sold to international customers in Australia, Canada, the Far East, Mexico, South America, Europe, Africa and the Middle East. We believe that our Specialty Foods segment is the largest manufacturer of powdered non-dairy coffee creamers in the United States.

     Other products produced by Specialty Foods include various aseptic sauces, puddings and weight loss and nutritional beverages. These products are sterilized under a process which allows storage for prolonged periods without refrigeration. Aseptic products are sold nationally, primarily under private labels, to distributors that supply restaurants, schools, hotels and other segments of the foodservice and grocery industries.

     Due to their relatively long shelf-lives, Specialty Foods' products are delivered to our customers' stores and warehouses primarily by common carrier.

     Specialty Foods produces its products in 13 plants located across the United States, as well as one plant in England. For more information about Specialty Foods' manufacturing plants, see "-- Item 2. Properties."

     Specialty Foods' sales to unaffiliated customers totaled approximately $18.7 million between December 21, 2001 and December 31, 2001.

  PUERTO RICO

     We have a strong dairy operation on the island of Puerto Rico, operated under the name "Suiza Dairy." Suiza Dairy sells primarily fresh dairy products with its product mix weighted heavily toward fluid milk and juice drinks.

     We have 3 plants across the island. For more information about our Puerto Rico properties, see "-- Item 2. Properties." Suiza Dairy delivers its products through a DSD system. It sells its products through an internal sales force to a wide variety of retail and food service customers including grocery stores, club stores, convenience stores, institutional food service, gas stores, schools, restaurants and hotels. In 2001, Suiza Dairy manufactured and marketed over 95% of its products under its proprietary brand names. The remaining products were manufactured and sold on a private-label (or "customer brand") basis for customers.

     Puerto Rico's sales to unaffiliated customers totaled approximately $221.8 million in 2001.

  INTERNATIONAL

     Our international dairy operations consist solely of our Spanish operations conducted through Leche Celta. Leche Celta sells primarily ultra-high temperature ("UHT") fluid milk. Leche Celta manufactures its products in 4 plants located in the Galicia and Cantabria regions of Spain. For more information about Leche Celta's plants, see "-- Item 2. Properties." Leche Celta delivers its products primarily through independent trucking companies delivering directly to our customers' warehouses. It sells its products through an internal sales force to a wide variety of customers, including mainly large and mid-sized retailers. In 2001, Leche Celta manufactured and marketed approximately 60% of its products under its proprietary brands, and the remaining 40% under private-label brands for customers.

     Leche Celta's sales to unaffiliated customers totaled approximately $171.0 million in 2001.

RAW MATERIALS AND SUPPLY

     The primary raw materials used in our operations are raw milk and butterfat. We purchase our raw milk and butterfat from independent farmers and farmers' co-operatives, typically pursuant to contractual arrangements. Raw milk and butterfat are generally readily available. The prices of raw milk and butterfat in the United States are regulated by the federal government through federal market orders and price support programs, and many state and other governments regulate raw milk and butterfat pricing through their own programs. For more information about raw milk and butterfat pricing in the United States, please see "-- Government Regulation -- Milk Industry Regulation." Prices of raw milk and butterfat can fluctuate widely.

     We purchase cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange for the control of insects, direct the harvest and, for some crops, provide automated harvesting services.

     Other raw materials, such as coffee, juice concentrates, sweeteners, syrups, oils and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials.

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

     In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to numerous other federal, state and local regulations involving such matters as the licensing of dairy manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

     In December 2001, the U.S. Senate and House of Representatives approved two bioterrorism bills intended to improve our country's readiness for a chemical or biological attack. Both bills contain food security provisions which would significantly expand the legal authority of the FDA with respect to foods and create additional grounds for finding violations of the Federal Food, Drug and Cosmetic Act. If enacted, such legislation could increase administrative requirements and increase the costs of operating our businesses.

     We use quality control laboratories in our manufacturing facilities to test raw ingredients and finished products. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe that our facilities and manufacturing practices comply with all material government regulations.

  EMPLOYEE SAFETY REGULATIONS

     We are subject to certain health and safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health and safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

  ENVIRONMENTAL REGULATIONS

     We are subject to various environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an "extremely" hazardous substance pursuant to U.S. federal environmental laws due to its toxicity. Also, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our subsidiaries are required to pay waste water surcharges or to construct waste water pretreatment facilities. To date, such waste water surcharges have not had a material effect on our consolidated financial statements.

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

  MILK INDUSTRY REGULATION

     The federal government and several state agencies establish minimum prices that we must pay to producers for raw milk and butterfat. These prices, which are calculated by economic formula based on supply and demand, vary by region and by the type of product manufactured using the raw product. Federal minimum prices change monthly. Class I butterfat and skim milk prices (which are the prices we are required to pay for raw milk that is processed into fluid milk products) and Class II skim milk prices (which are the prices we are required to pay for raw milk that is processed into products such as cottage cheese, creams, ice cream and sour cream) for each month are announced by the federal government by the 23rd day of the immediately preceding month. Class II butterfat prices for each month are announced on the 5th day after the end of that month. Some states have opted out of the federal pricing system, and have established their own methods of establishing minimum prices for raw milk and butterfat. A very few states also regulate the price that we can charge our retail customers for our products.

     From 1996 until its expiration in October 2001, the Northeast Dairy Compact Commission set a minimum price for raw milk in New England independent of the price set by the federal milk marketing orders. Under that compact, the price we paid for raw milk in New England exceeded the price we were paying for raw milk in other parts of the country. The Northeast Dairy compact expired by its terms on October 31, 2001. However, in replacement of the compact, certain members of Congress have proposed legislation that would establish a minimum Class I floor price, with a regional differential added to the floor price to be paid into a national pooling system. We do not know whether this or any other legislation raising minimum prices will be enacted by Congress or, if enacted, the extent to which these compacts would increase the prices we pay for raw milk.

     In Spain, the government has established a quota system regulating the amount of milk that can be sold by individual farmers and farm cooperatives, which affects the manner in which we purchase raw milk, as well as the prices we pay for raw milk.

EMPLOYEES

     As of December 31, 2001 we employed over 31,000 people in the following categories:

                                                             NO. OF EMPLOYEES   % OF TOTAL
                                                             ----------------   ----------
Dairy Group................................................       24,709           78.4%
Morningstar Foods..........................................        2,350            7.5
Specialty Foods............................................        2,869            9.1
Puerto Rico................................................          981            3.1
International..............................................          242            0.8
Corporate(1)...............................................          352(1)         1.1
                                                                  ------          -----
          Total............................................       31,503          100.0%
                                                                  ======          =====

---------------

(1) In February 2002, we announced the elimination of approximately 200 corporate staff positions at Old Dean.

MINORITY HOLDINGS

     We own a 43.1% interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned that interest since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a 50.9% ownership interest. The remaining 6% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control 2 of the 7 seats on CCC's Management Committee. We have also entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2001, we spent approximately $95.4 million on products purchased from CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in CCC. In February 2002, we executed a limited guaranty of up to $10.0 million of CCC's revolving credit debt. See Note 19 to our Consolidated Financial Statements for more information about the guaranty.

     We own a 13.2% interest in Horizon Organic Holding Company, America's largest organic food company. Horizon sells a full line of branded organic products, including milk, half-and-half, cheese, butter, yogurt, sour cream, cottage cheese and juices. Horizon's common stock is traded on the Nasdaq National Market under the symbol "HCOW." Pursuant to our agreement with Horizon, we control one seat on Horizon's Board of Directors. We have an agreement with Horizon pursuant to which we have a right of first negotiation in the event the Board of Directors of Horizon decides to sell the company. We also have co-packing agreements with Horizon pursuant to which we manufacture products for Horizon and which prohibit us from competing with Horizon in certain territories with respect to certain types of organic dairy products. Our co-packing fees from Horizon totaled approximately $6.3 million in 2001. More information about Horizon can be found on its website at www.horizonorganic.com or in their filings with the Securities and Exchange Commission available at www.sec.gov. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in Horizon.

     One of our subsidiaries, Dean Dip and Dressing, owns a 37.2% interest in White Wave, Inc. White Wave is the maker of Silk(R) soymilks, soy coffee creamers and soy cultured products, as well as certain tofu products. The remaining 62.8% of White Wave is owned by individual shareholders who are not affiliated with us, including members of the White Wave management team. Pursuant to our agreement with White Wave and its individual shareholders, we have the option to purchase the remaining interest in White Wave for a discounted appraised value, beginning in September 2002. Also pursuant to our agreement with White Wave and its individual shareholders, we have the right to elect 2 of the 7 members of White Wave's Board of Directors. In June 2001, White Wave filed a lawsuit against us in the District Court of Colorado claiming that our acquisition of Old Dean was an impermissible transfer of the White Wave shares by Dean Dip and Dressing. White Wave also claimed that such transfer triggered a right of first refusal under our agreements with White Wave, entitling White Wave's other shareholders to buy the shares of White Wave held by Dean Dip and Dressing. On December 5, 2002, the District Court of Colorado denied White Wave's claims, ruling in our favor and holding that White Wave had no such right of first refusal as a result of our acquisition of Old Dean. On December 17, 2001, White Wave appealed the decision of the District Court of Colorado to the United States Court of Appeals for the Tenth Circuit. This appeal is currently pending. We intend to vigorously pursue this litigation, but there can be no assurance as to how the court will rule. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in White Wave.

     We own a 50.0% interest in a joint venture known as Dairy Marketing Alliance. The remaining 50.0% of Dairy Marketing Alliance is owned by Land O'Lakes, Inc., a Minnesota cooperative corporation. The purpose of the joint venture is to develop and market Land O'Lakes(R) brand value-added dairy products, initially including creams, sour creams and milk beverages. The joint venture has a royalty-free license from Land O'Lakes Cooperative corporation to use certain Land O'Lakes(R) trademarks in connection with the sale of milk in small bottles, creams, sour cream and whipping cream. The joint venture has granted to us a royalty-bearing sublicense to utilize the Land O'Lakes(R) trademarks in the manufacture and sale of these products in certain parts of the United States through December 31, 2005. Our interest in this venture was owned by Old Dean prior to our acquisition of Old Dean.

     We also own a 15.6% interest in Momentx, Inc. Momentx is the owner and operator of dairy.com, an online vertical exchange focused on bringing farmers, farm cooperatives, processors and manufacturers together in an electronic marketplace for the exchange of goods and services, supply chain efficiency tools and dairy farm optimization tools. The remaining interests in Momentx are owned by various other dairy processing companies, dairy cooperatives and certain other individual investors who are not affiliated with us. Pursuant to Momentx' shareholder agreements, the founding stockholders, of which we are one, are entitled collectively to elect 4 of the 7 seats on Momentx' Board of Directors. Gregg Engles, our Chief Executive Officer, is Chairman of the Board of Momentx. We are also a user of dairy.com's services and in 2001 we spent approximately $0.1 million on services purchased from Momentx. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in Momentx.

WHERE YOU CAN GET MORE INFORMATION

     If you would like more information about our company, write or call us at:

        Dean Foods Company
        2515 McKinney Avenue, Suite 1200
        Dallas, Texas 75201
        (214) 303-3400
        Attention: Investor Relations

     Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial statements and other appropriate reports. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Old Dean, which is now known as Dean Holding Company and is a wholly-owned subsidiary of ours, also files annual, quarterly and current reports with the Securities and Exchange Commission. You may read and copy any reports, statements or other information that we or Dean Holding Company file at the Securities and Exchange Commission's public reference rooms in Washington D.C. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our Securities and Exchange Commission filings are also available to the public on the Internet at http://www.sec.gov.

ITEM 2.  PROPERTIES

DAIRY GROUP

     Our Dairy Group currently conducts its manufacturing operations from the following plants, most of which are owned:

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
Northeast...................................     12       - Bangor, Maine
                                                          - Lynn, Massachusetts
                                                          - Franklin, Massachusetts
                                                          - Mendon, Massachusetts
                                                          - Burlington, New Jersey
                                                          - Union, New Jersey
                                                          - Rensselaer, New York
                                                          - Belleville, Pennsylvania
                                                          - Lansdale, Pennsylvania
                                                          - Lebanon, Pennsylvania
                                                          - Schuylkill Haven,
                                                            Pennsylvania
                                                          - Bennington, Vermont
Southeast...................................     18       - Birmingham, Alabama
                                                          - Louisville, Kentucky
                                                          - Newport, Kentucky
                                                          - Hickory, North Carolina
                                                          - Winston-Salem, North
                                                            Carolina
                                                          - Wilkesboro, North Carolina
                                                          - Marietta, Ohio
                                                          - Toledo, Ohio
                                                          - Akron, Ohio
                                                          - Springfield, Ohio
                                                          - Erie, Pennsylvania
                                                          - Sharpsville, Pennsylvania
                                                          - Florence, South Carolina
                                                          - Spartanburg, South Carolina
                                                          - Kingsport, Tennessee
                                                          - Nashville, Tennessee
                                                          - Portsmouth, Virginia
                                                          - Springfield, Virginia
Midwest.....................................     24       - Birmingham, Alabama
                                                          - Miami, Florida
                                                          - Orlando, Florida
                                                          - Orange City, Florida
                                                          - Braselton, Georgia
                                                          - Belvidere, Illinois
                                                          - Chemung, Illinois
                                                          - Huntley, Illinois

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
                                                          - O'Fallon, Illinois
                                                          - Rockford, Illinois
                                                          - Huntington, Indiana
                                                          - Rochester, Indiana
                                                          - Evart, Michigan
                                                          - Flint, Michigan
                                                          - Grand Rapids, Michigan
                                                          - Livonia, Michigan
                                                          - Thief River Falls,
                                                          Minnesota
                                                          - Woodbury, Minnesota
                                                          - Bismark, North Dakota
                                                          - Toledo, Ohio
                                                          - Sioux Falls, South Dakota
                                                          - Athens, Tennessee
                                                          - Nashville, Tennessee
                                                          - Sheboygan, Wisconsin
Southwest...................................     42       - Buena Park, California
                                                          - City of Industry,
                                                          California
                                                          - Escondido, California*
                                                          - Fullerton, California
                                                          - Hayward, California
                                                          - Riverside, California
                                                          - Tulare, California
                                                          - San Leandro, California
                                                          - South Gate, California
                                                          - Delta, Colorado
                                                          - Denver, Colorado (2)
                                                          - Englewood, Colorado
                                                          - Grand Junction, Colorado
                                                          - Greeley, Colorado
                                                          - Honolulu, Hawaii(2)
                                                          - Hilo, Hawaii
                                                          - Boise, Idaho
                                                          - Pocatello, Idaho
                                                          - New Orleans, Louisiana
                                                          - Shreveport, Louisiana
                                                          - Westwego, Louisiana
                                                          - Billings, Montana
                                                          - Great Falls, Montana
                                                          - Kalispell, Montana
                                                          - Lincoln, Nebraska

---------------

* We have announced the closure of the Escondido, California plant.

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
                                                          - Reno, Nevada
                                                          - Albuquerque, New Mexico(2)
                                                          - Tulsa, Oklahoma
                                                          - Dallas, Texas (2)
                                                          - El Paso, Texas
                                                          - Houston, Texas
                                                          - Lubbock, Texas
                                                          - McKinney, Texas
                                                          - San Antonio, Texas
                                                          - Sulphur Springs, Texas
                                                          - Waco, Texas
                                                          - Orem, Utah
                                                          - Salt Lake City, Utah

     Each of the Dairy Group's manufacturing plants also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches located across the country, some of which are owned but most of which are leased. The Dairy Group's headquarters are located in Dallas, Texas in leased premises.

MORNINGSTAR FOODS

     Morningstar Foods currently conducts its manufacturing operations from plants in the following locations, all but two of which are owned:

     - Tempe, Arizona
     - City of Industry, California(2)
     - Gustine, California
     - Greeley, Colorado
     - Jacksonville, Florida
     - Thornton, Illinois
     - Murray, Kentucky
     - Frederick, Maryland
     - Delhi, New York
     - Arlington, Tennessee
     - Sulphur Springs, Texas
     - Mt. Crawford, Virginia
     - Madison, Wisconsin
     - Richland Center, Wisconsin

     Morningstar Foods' corporate headquarters are located in leased premises in Dallas, Texas.

SPECIALTY FOODS

     Specialty Foods currently conducts its manufacturing operations from plants in the following locations, all but one of which are owned:

     - Atkins, Arkansas*
     - Cairo, Georgia*
     - LaJunta, Colorado
     - New Hampton, Iowa
     - Chicago, Illinois
     - Dixon, Illinois
     - Pecatonica, Illinois
     - Plymouth, Indiana
     - Benton Harbor, Michigan
     - Wayland, Michigan
     - Faison, North Carolina
     - Portland, Oregon
     - Green Bay, Wisconsin
     - Oxfordshire, U.K.
---------------

* Specialty Foods has announced the closure of its Cairo, Georgia and Atkins, Arkansas plants.

     Specialty Foods' headquarters are located at its plant in Green Bay, Wisconsin.

PUERTO RICO

     Our Puerto Rico operation currently manufactures its products in plants in the following locations, most of which are owned:

     - Aguadilla
     - Lares
     - San Juan

INTERNATIONAL

     Our Spanish operation currently manufactures its products from plants in the following locations, all of which are owned:

     - Pontedeume, Galicia
     - Meira, Galicia
     - Meruelo, Cantabria
     - Escairon, Galicia

CORPORATE

     Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED MATTERS

     Our common stock began trading on the Nasdaq National Market on April 17, 1996, and continued trading on the Nasdaq until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol "SZA." We changed our trading symbol to "DF" effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 25, 2002, there were approximately 6,100 record holders of our common stock.

                                                               HIGH     LOW
                                                              ------   ------
2000:
  First Quarter.............................................  $44.88   $36.00
  Second Quarter............................................   49.00    37.81
  Third Quarter.............................................   52.44    44.50
  Fourth Quarter............................................   51.50    40.44
2001:
  First Quarter.............................................   50.57    42.00
  Second Quarter............................................   56.85    43.80
  Third Quarter.............................................   64.73    52.20
  Fourth Quarter............................................   72.47    54.90
2002:
  First Quarter (through March 25, 2002)....................   75.18    60.88

     We have never declared or paid a cash dividend on our common stock. We intend to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments, stock buybacks and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, we are restricted from paying cash dividends pursuant to the terms of our senior credit facility.

     For non-registered issuances of securities during the past three years, please see the discussion of the March 1998 issuances in "-- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Preferred Securities."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended December 31, 2001 has been derived from our audited consolidated financial statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

                                                                                    YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------------------------
                                                                 2001          2000          1999          1998          1997
                                                              -----------   -----------   -----------   -----------   -----------
                                                                           (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Operating data:
  Net sales.................................................  $ 6,230,116   $ 5,756,303   $ 4,481,999   $ 3,320,940   $ 1,795,868
  Cost of sales.............................................    4,750,100     4,330,067     3,487,075     2,557,908     1,381,084
                                                              -----------   -----------   -----------   -----------   -----------
  Gross profit..............................................    1,480,016     1,426,236       994,924       763,032       414,784
  Operating costs and expenses:
    Selling and distribution................................      855,192       812,274       518,962       376,928       209,271
    General and administrative..............................      184,790       182,570       148,009       112,169        58,708
    Amortization of intangibles.............................       53,349        52,441        38,513        31,479        14,916
    Plant closing, merger and other costs...................        9,550         3,388        12,566                      37,003
    Other operating (income) expense........................      (17,306)        7,500
                                                              -----------   -----------   -----------   -----------   -----------
        Total operating costs and expenses..................    1,085,575     1,058,173       718,050       520,576       319,898
                                                              -----------   -----------   -----------   -----------   -----------
Operating income............................................      394,441       368,063       276,874       242,456        94,886
Other (income) expense:
  Interest expense, net.....................................      101,787       112,586        49,233        52,082        36,664
  Financing charges on trust issued preferred securities....       33,581        33,595        38,584        30,213
  Equity in (earnings) loss of unconsolidated affiliates....       23,620       (11,453)       (2,630)          (78)
  Other (income) expense, net...............................        4,690          (630)       (1,416)       (4,212)      (24,483)
                                                              -----------   -----------   -----------   -----------   -----------
        Total other expense.................................      163,678       134,098        83,771        78,005        12,181
                                                              -----------   -----------   -----------   -----------   -----------
Income from continuing operations before income taxes.......      230,763       233,965       193,103       164,451        82,705
Income taxes................................................       83,739        90,303        75,463        59,823        43,375
Minority interest in earnings...............................       31,431        29,911         8,813         1,559
                                                              -----------   -----------   -----------   -----------   -----------
Income from continuing operations...........................      115,593       113,751       108,827       103,069        39,330
Income (loss) from discontinued operations..................                                                 (3,161)          717
                                                              -----------   -----------   -----------   -----------   -----------
Income before extraordinary gain (loss) and cumulative
  effect of accounting change...............................      115,593       113,751       108,827        99,908        40,047
Extraordinary gain (loss)...................................       (4,317)        4,968           904        31,698       (11,283)
Cumulative effect of accounting change......................       (1,446)
                                                              -----------   -----------   -----------   -----------   -----------
        Net income..........................................  $   109,830   $   118,719   $   109,731   $   131,606   $    28,764
                                                              ===========   ===========   ===========   ===========   ===========
        Net income applicable to common stock...............  $   109,830   $   118,719   $   109,731   $   131,369   $    28,464
                                                              ===========   ===========   ===========   ===========   ===========
Basic earnings per common share:
  Income from continuing operations.........................  $      4.10   $      4.03   $      3.31   $      3.12   $      1.32
  Income (loss) from discontinued operations................                                                  (0.10)         0.02
  Extraordinary gain (loss).................................        (0.15)          .18           .03          0.96         (0.38)
  Cumulative effect of accounting change....................        (0.05)
                                                              -----------   -----------   -----------   -----------   -----------
  Net income................................................  $      3.90   $      4.21   $      3.34   $      3.98   $      0.96
                                                              ===========   ===========   ===========   ===========   ===========
Diluted earnings per common share:
  Income from continuing operations.........................  $      3.71   $      3.68   $      3.11   $      2.90   $      1.25
  Income (loss) from discontinued operations................                                                  (0.08)         0.02
  Extraordinary gain (loss).................................        (0.11)          .14           .02          0.76         (0.36)
  Cumulative effect of accounting change....................        (0.04)
                                                              -----------   -----------   -----------   -----------   -----------
        Net income..........................................  $      3.56   $      3.82   $      3.13   $      3.58   $      0.91
                                                              ===========   ===========   ===========   ===========   ===========
Average common shares:
  Basic.....................................................   28,151,398    28,195,043    32,861,218    32,953,290    29,508,791
                                                              ===========   ===========   ===========   ===========   ===========
  Diluted...................................................   36,892,074    36,671,264    42,858,492    41,965,564    31,348,591
                                                              ===========   ===========   ===========   ===========   ===========
Other data:
  Ratio of earnings to combined fixed charges and preferred
    stock dividends(1)......................................        2.87x         2.58x         3.75x         3.36x         2.89x
Balance sheet data (at end of period):
  Total assets..............................................  $ 6,731,897   $ 3,780,478   $ 2,658,922   $ 3,013,783   $ 1,403,462
  Long-term debt(2).........................................    3,068,497     1,353,269       712,068       932,969       828,659
  Mandatorily redeemable convertible trust issued preferred
    securities..............................................      584,605       584,032       683,505       682,938
  Total stockholders' equity................................    1,475,880       598,832       583,972       655,771       359,310

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the leading processor and distributor of fresh milk and other dairy products in the United States and a leader in the specialty foods industry. We have five operating divisions including Dairy Group, Morningstar Foods, Specialty Foods, Puerto Rico and International. Please see "Part I-Item 1. Business" for a general description of our business. In accordance with applicable accounting rules, three of our operating divisions are separately reportable business segments: Dairy Group, Morningstar Foods and Specialty Foods.

DEVELOPMENTS SINCE JANUARY 1, 2001

     Please see "Part I-Item 1. Business -- Developments Since January 1, 2001" for a description of recent developments.

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                       YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                          2001                   2000                   1999
                                  --------------------   --------------------   --------------------
                                   DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT
                                  ----------   -------   ----------   -------   ----------   -------
                                                        (DOLLARS IN THOUSANDS)
Net sales.......................  $6,230,116    100.0%   $5,756,303    100.0%   $4,481,999    100.0%
Cost of sales...................   4,750,100     76.2     4,330,067     75.2     3,487,075     77.8
                                  ----------    -----    ----------    -----    ----------    -----
Gross profit....................   1,480,016     23.8     1,426,236     24.8       994,924     22.2
Operating costs and expenses:
  Selling and distribution......     855,192     13.7       812,274     14.1       518,962     11.5
  General and administrative....     184,790      3.0       182,570      3.2       148,009      3.3
  Amortization of intangibles...      53,349      0.9        52,441      0.9        38,513      0.9
  Plant closing costs...........       9,550      0.2         3,388      0.1        12,566      0.3
  Other operating (income)
     expense....................     (17,306)    (0.3)        7,500      0.1
                                  ----------    -----    ----------    -----    ----------    -----
          Total operating
            expenses............   1,085,575     17.5     1,058,173     18.4       718,050     16.0
                                  ----------    -----    ----------    -----    ----------    -----
Total operating income..........  $  394,441      6.3%   $  368,063      6.4%   $  276,874      6.2%
                                  ==========    =====    ==========    =====    ==========    =====

     The sales and operating expenses of minority-owned businesses, including Consolidated Container Company, are not included in the table presented above, but are instead condensed onto a single line below operating income (see discussion below under "Other (Income) Expense").

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Note: We completed our acquisition of Old Dean on December 21, 2001. Because Old Dean's results of operations for the last few days of 2001 are included in our Consolidated Financial Statements, full year comparisons may be less meaningful than they would be otherwise. Also, comparison data is not provided for our Specialty Foods segment since we owned it for only the last 10 days of the year. Segment data for Specialty Foods for the period since the acquisition are included in Note 21 to our Consolidated Financial Statements. More complete segment data for Specialty Foods can be found in the transition report on Form 10-KT of Dean Holding Company for the seven-month period ended December 31, 2001.

     Net Sales -- Net sales increased 8.2% to $6.23 billion during 2001 from $5.76 billion in 2000. Approximately $103.1 million of this increase was due to the acquisition of Old Dean on December 21, 2001. Net sales for the Dairy Group increased 8.4%, or $391.3 million, in 2001, and net sales for Morningstar Foods increased 8.9%, or $62.7 million in 2001. $74.7 million and $9.7 million of these increases, respectively, are due to the sales of Old Dean being included in our results since December 21, 2001 (the date of acquisition).

The remaining portions of these increases were primarily due to an increase in prices charged for our products in response to higher raw milk and butterfat costs, and occurred despite a small decline in volume.

     Cost of Sales -- Our cost of sales ratio was 76.2% in 2001 compared to 75.2% in 2000. The cost of sales ratio for the Dairy Group increased to 77.1% in 2001 from 75.9% in 2000 and the cost of sales ratio for Morningstar Foods increased to 67.6% in 2001 from 66.8% in 2000. These increases were due to higher raw milk and butterfat costs in 2001.

     Operating Costs and Expenses -- Our operating expense ratio was 17.5% in 2001 compared to 18.4% in 2000. Included in 2001 operating costs were the following non-recurring items:

     - A gain of $47.5 million on the divestiture of the 11 plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean (which gain represented the difference between fair value and the carrying value of the plants),

     - An expense of $28.5 million resulting from a payment to Dairy Farmers of America as consideration for modifications to our milk supply arrangements,

     - Expenses of $9.6 million for plant closings, and

     - An expense of $1.7 million resulting from the impairment in value of a water plant in Grand Rapids, Michigan.

     In 2000 the following non-recurring expenses were included in operating costs:

     - Litigation settlement costs of $7.5 million, and

     - Expenses of $3.4 million for plant closings.

     Excluding these nonrecurring items, our operating expense ratio in 2001 was 17.6% compared to 18.2% in 2000. The operating expense ratio at the Dairy Group, excluding non-recurring items, was 17.8% in 2001 compared to 18.3% in 2000. This decrease was primarily due to various cost savings initiatives (most of which were temporary) implemented during 2001 in response to a difficult operating environment. These initiatives resulted in lower selling and general and administrative costs during 2001. The operating expense ratio at Morningstar Foods was 18.8% in both 2001 and 2000. Although similar cost savings initiatives were implemented at Morningstar Foods in 2001 as were implemented at the Dairy Group, their overall operating expense ratio remained steady due to higher distribution and selling expenses related to the introduction of new products.

     Operating Income -- Operating income in 2001 was $394.4 million, an increase of $26.3 million from 2000 operating income of $368.1 million. Our operating margin in 2001 was 6.3% compared to 6.4% in 2000. Excluding the nonrecurring items listed above, our operating income increased $7.7 million in 2001 to $386.7 million and our operating margin decreased to 6.2% in 2001 from 6.6% in 2000. The Dairy Group's operating margin, excluding the non-recurring items, decreased to 5.1% in 2001 from 5.8% in 2000. This decrease was due to higher raw milk costs during 2001, partly offset by lower operating costs. Morningstar Foods' operating margin declined to 13.6% in 2001 from 14.3% in 2000. This decrease was due to higher butterfat costs in 2001.

     Other (Income) Expense -- Total other expense increased by $29.6 million in 2001. Interest expense decreased to $101.8 million in 2001 from $112.6 million in 2000. This decrease was the result of lower debt balances and lower interest rates in 2001. Financing charges on preferred securities were $33.6 million in both years.

     Income from investments in unconsolidated affiliates, which relates primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"), was a loss of $23.6 million in 2001 compared to income of $11.5 million in 2000. Included in the 2001 loss is an impairment charge of $21.1 million related to the write-off of our investment in CCC. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters. CCC has implemented several changes in an effort to return to stable profitability. However, in November 2001 CCC announced that it did not expect to see the benefits of these changes for at least several quarters. Also, as a result of CCC's performance in 2001, CCC became unable to comply with the financial covenants contained in its credit facility. Accordingly, we concluded that our investment in CCC was impaired and that the impairment was not temporary. In the fourth quarter of 2001, we wrote off our remaining investment in CCC.

     Other income and expense also includes $4.4 million of impairment charges related to two other small investments.

     Income Taxes -- Income tax expense was recorded at an effective rate of 36.3% in 2001 compared to 38.6% in 2000. This decrease was due primarily to the favorable settlement of a contested state tax issue during 2001. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

     Minority Interest -- Minority interest in earnings, which was primarily the 33.8% ownership interest of Dairy Farmers of America in our Dairy Group, increased to $31.4 million in 2001 compared to $29.9 million in 2000. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our Consolidated Financial Statements. We now own 100% of our Dairy Group. In 2001, we also purchased the 25% minority interest of Leche Celta. We now own 100% of our Spanish operations.

     Extraordinary Gain (Loss) -- On December 21, 2001, simultaneously with the acquisition of Old Dean, we replaced our former credit facilities with a new credit facility. As a result, we recognized a $4.3 million extraordinary loss, net of an income tax benefit of $3.0 million, for the write-off of deferred financing costs related to the early retirement of our former credit facilities. See Note 10 to our Consolidated Financial Statements.

     In 2000 we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

     - A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

     - A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

     Cumulative Effect of Accounting Change -- Effective January 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in the recognition of $1.4 million, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million, as a charge to earnings.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Sales -- Net sales increased 28.4% to $5.76 billion during 2000 from $4.48 billion in 1999. Excluding the effect of our packaging operations, sales increased $1.72 billion or 43.1% in 2000. Net sales for our Dairy Group increased by $1.56 billion, or 50.2%, in 2000 compared to 1999 mainly due to acquisitions, particularly the acquisition of Southern Foods Group. Net sales for Morningstar Foods increased by $49.1 million, or 7.5%, in 2000 due to increased sales of higher-priced products.

     Cost of Sales -- Our cost of sales ratio was 75.2% in 2000 compared to 77.8% in 1999. The cost of sales ratio for the Dairy Group decreased to 75.9% in 2000 from 79.6% in 1999. This ratio improved due to improved performance at dairies owned more than twelve months, lower raw material costs and because Southern Foods Group, which we acquired effective January 1, 2000, has a lower cost of sales ratio than some of our other dairies because of its extensive use of direct store delivery. The customer base of Southern Foods Group is somewhat different from our other dairies, which requires Southern Foods to charge higher prices to cover higher distribution costs. The cost of sales ratio for Morningstar Foods improved to 66.8% from 69.0%, due to an increased emphasis on cost savings initiatives, as well as increased sales of higher priced products.

     Operating Costs and Expenses -- Our operating expense ratio was 18.4% in 2000 compared to 16.0% in 1999. The operating expense ratio at our Dairy Group was 17.9% in 2000 compared to 15.1% in 1999. This ratio increased due to

     - higher distribution costs at Southern Foods Group as a result of its extensive direct store delivery routes in rural areas, and

     - increased distribution costs in 2000 because of higher fuel costs.

     These cost increases were partly offset by a $3.6 million pre-tax gain in the second quarter of 2000 related to the curtailment of certain defined benefit plans.

     Included in operating costs for the Dairy Group in 2000 were plant closing costs of $2.1 million and litigation settlement costs of $7.5 million. In 1999, plant closing costs amounted to $8.7 million.

     The operating expense ratio at Morningstar Foods was 18.9% in 2000 compared to 18.2% in 1999. This ratio increased due to higher marketing expenses in 2000 related to new products. In 1999, plant closing costs amounted to $0.5 million.

     Operating Income -- Operating income in 2000 was $368.1 million, an increase of 32.9% from 1999 operating income of $276.9 million. Excluding the effect of our packaging operations, our operating income in 2000 increased $141.2 million or 62.3%. Our operating income margin increased to 6.4% in 2000 compared to 6.2% in 1999 (5.7% excluding the contribution of our packaging operations in 1999). Operating margin at the Dairy Group improved to 6.2% in 2000 from 5.3% in 1999. This increase in operating income margin was due to improved performance at dairies owned more than twelve months. Morningstar Foods' operating margin improved to 14.3% in 2000 from 12.8% in 1999 due to increased sales of higher margin products.

     Other (Income) Expense -- Total other expense increased in 2000 by $50.3 million. Interest expense increased to $112.6 million in 2000 from $49.2 million in 1999. This increase was due to additional debt used to finance acquisitions, and also as a result of higher interest rates. Financing charges on preferred securities decreased to $33.6 million in 2000 from $38.6 million in 1999 as a result of the redemption of $100.0 million of 5.0% preferred securities held by Dairy Farmers of America in connection with our acquisition of Southern Foods Group, L.P.

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

     Minority Interest -- Minority interest in earnings increased to $29.9 million in 2000 from $8.8 million in 1999. Effective January 1, 2000 we entered into a joint venture with Dairy Farmers of America ("DFA") into which we contributed our domestic fluid dairy operations and DFA contributed the operations of Southern Foods Group and their interests in certain other joint ventures with us. DFA received a 33.8% ownership interest in the joint venture, which is shown as a minority interest on our consolidated financial statements. During 1999, minority interest in earnings consisted primarily of DFA ownership interests in two smaller joint ventures: Suiza GTL, LLC and Land-O-Sun, LLC. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our Consolidated Financial Statements. We now own 100% of our Dairy Group.

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

CRITICAL ACCOUNTING POLICIES

     "Critical accounting policies" are defined as those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

     Revenue Recognition and Accounts Receivable -- Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. Revenue is reduced by sales incentives that are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

     Insurance Accruals -- We retain selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors provided by our external insurance brokers and actuaries. The loss development factors are subject to change based upon actual history and expected trends in costs, among other factors.

     Valuation of Long-Lived and Intangible Assets and Goodwill -- Historically, we assessed the impairment of identifiable intangible, long-lived assets and related goodwill whenever events or changes in circumstances indicated that the carrying amount of the asset may not have been recoverable. To determine whether impairment existed, we compared the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. We would have considered a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would have been measured as the amount by which the carrying value exceeded the fair value of the asset. Fair value of assets would have been measured by market value, if an active market existed, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved. In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, goodwill will no longer be amortized. We recorded approximately $45.5 million of goodwill amortization in 2001. In lieu of amortization, we are required to perform a transitional impairment assessment of our goodwill in 2002 and annual impairment tests thereafter. As of December 31, 2001, we had $2.95 billion of unamortized goodwill included on our balance sheet. Under SFAS 142, any identifiable intangibles with an indefinite life will not be amortized, but instead tested for impairment in accordance with the standard.

     Purchase Price Allocation -- We allocate the cost of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the cost of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is evaluated and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives. For significant acquisitions, we utilize valuation specialists and appraisers to assist in the determination of the fair value of long-lived assets, including identifiable intangibles.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which becomes effective for us in the first quarter of 2002. This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this issue is to record estimated coupon expense based on historical coupon redemption experience which is consistent with the requirements of this issue. Therefore, our adoption of this issue will have no impact on our consolidated financial statements.

     In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We will adopt this Issue in the first quarter of 2002, as required. Under this Issue, certain consideration paid to our customers (such as slotting fees) will be required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue will result in the reclassification of certain costs; however, there will be no change in reported net income.

     In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are to be accounted for by the purchase method. We have applied the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001, including the acquisition of Old Dean. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our income statement. We are currently in the process of completing the transitional impairment assessment and any impact on our financial statements. We must complete the first step of this test to determine if we have an impairment by June 30, 2002 and, if we have an impairment, we must complete the final step and record any impairment by December 31, 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we are currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for us in fiscal year 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

     FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us beginning January 1, 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard will not have a material impact on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL CASH FLOW

     During 2001, we met our working capital needs with cash flow from operations along with borrowings under our former credit facilities. Net cash provided by operating activities was $310.2 million for 2001 as contrasted to $297.7 million for 2000, an increase of $12.5 million. Net cash provided by operating activities was impacted by:

     - A decrease of $3.3 million in net income plus non-cash items in 2001 as compared to 2000; and

     - Changes in working capital components which improved by $15.8 million in 2001 compared to the previous year.

     Net cash used in investing activities was $1.28 billion in 2001 compared to $380.3 million in 2000, an increase of $900.2 million. Cash paid for acquisitions increased to $1.15 billion in 2001 from $336.0 million in 2000 primarily as a result of the acquisition of Old Dean in 2001.

  CURRENT DEBT OBLIGATIONS

     Effective December 21, 2001, in connection with our acquisition of Old Dean, we replaced our former credit facilities with a new $2.7 billion credit facility provided by a syndicate of lenders. This facility provides us with a revolving line of credit of up to $800.0 million and two term loans in the amounts of $900.0 million and $1.0 billion, respectively. Both term loans were fully funded upon closing of the Old Dean acquisition and the proceeds were used to repay debt under our former credit facilities, to repay Old Dean's credit facility, to purchase DFA's ownership stake in our Dairy Group, and to pay certain other obligations. The revolving line of credit, which expires on July 15, 2007 and is to be used for general corporate and working capital purposes (including the financing of future acquisition and stock buybacks, if any, subject to certain limitations contained in the credit facility documents) was undrawn. The senior credit facility contains various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 10 to our Consolidated Financial Statements for further information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

     At December 31, 2001 we had outstanding borrowings of $1.9 billion under our senior credit facility. In addition, $30.4 million of letters of credit secured by the credit facility were issued but undrawn. As of December 31, 2001 approximately $769.6 million was available for future borrowings under this credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     An additional portion of the cash consideration paid for the Old Dean acquisition and related transactions was provided by new funding under our existing receivables securitization facility. On December 21, 2001, we sold Old Dean's receivables into the facility, thereby increasing the amount of the facility by $150.0 million to $400.0 million. See Note 10 to our Consolidated Financial Statements for more information about our receivables securitization facility.

     In addition, certain of Old Dean's indebtedness remains outstanding after the acquisition, including $700.0 million of outstanding indebtedness under certain senior notes, approximately $22.0 million of industrial development revenue bonds, and certain capital lease obligations. See Note 10 to our Consolidated Financial Statements.

     The table below summarizes our obligations for indebtedness and lease obligations at December 31, 2001 (dollars in thousands):

                                                           PAYMENTS DUE BY PERIOD
INDEBTEDNESS & LEASE                 ------------------------------------------------------------------
OBLIGATIONS               TOTAL        2002       2003        2004       2005       2006     THEREAFTER
--------------------    ----------   --------   ---------   --------   --------   --------   ----------
Senior credit
  facility............  $1,900,000   $ 72,500   $ 145,000   $145,000   $167,500   $190,000   $1,180,000
Senior notes(1).......     700,000                                      100,000                 600,000
Receivables-backed
  loan................     400,000                           400,000
Foreign subsidiary
  term loan...........      35,172      4,818       6,077      7,250      6,982      6,699        3,346
Other lines of
  credit..............       2,317      2,317
Industrial development
  revenue bonds.......      28,001        455         555        555        555        555       25,326
Capital lease
  obligations and
  other...............      44,796     16,882       3,549     19,151      4,491        281          442
Operating leases......     357,870     66,946      63,248     50,047     42,823     31,379      103,427
                        ----------   --------   ---------   --------   --------   --------   ----------
          Totals......  $3,468,156   $163,918   $ 218,429   $622,003   $322,351   $228,914   $1,912,541
                        ==========   ========   =========   ========   ========   ========   ==========

---------------

(1) Represents face value of senior notes.

     In addition to the letters of credit secured by our credit facility, we had at December 31, 2001 approximately $71.1 million of letters of credit with three other banks that were issued but undrawn. These were required by various utilities and government entities for performance and insurance guarantees.

     We do have certain other commitments and contingent obligations. Please see
Note 19 to our Consolidated Financial Statements for a description of these commitments and contingent obligations.

     We do not have any ownership interests or relationships with any special-purpose entities (or "bankruptcy remote" entities), other than our ownership of the special purpose entities formed to facilitate our receivables securitization program and our mandatorily redeemable preferred securities. The assets and liabilities of those entities are fully reflected on our balance sheet. We have no other significant off-balance sheet arrangements, special purpose entities, financing partnerships or guaranties, nor any debt or equity triggers based on our stock price or credit rating.

  PREFERRED SECURITIES

     On March 24, 1998, we issued $600.0 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust issued preferred securities are convertible at the option of the holders into an aggregate of approximately 7.7 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $78.25 (equivalent to a conversion rate of .6390 shares per security). These preferred securities are also redeemable, at our option, at any time after April 2, 2001 at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

  FUTURE CAPITAL REQUIREMENTS

     During 2002, we intend to invest a total of approximately $250.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. Of this amount, we intend to spend it as follows:

OPERATING DIVISION                                            AMOUNT
------------------                                            ------
                                                       (DOLLARS IN MILLIONS)
Dairy Group..........................................         $178.0
Morningstar Foods....................................           50.0
Specialty Foods......................................           12.0
Other................................................           10.0
                                                              ------
                                                              $250.0
                                                              ======

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

     In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Any such acquisitions, as well as any stock repurchases, will be funded through cash flows from operations or borrowings under our credit facility. If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

KNOWN TRENDS AND UNCERTAINTIES

  ACQUISITIONS AND DIVESTITURES

     We have recently announced that we intend to continue to make acquisitions in our core businesses and, over the next several years, to divest non-core businesses.

  RAW MATERIAL PRICES

     The primary raw materials used in our operations are raw milk and butterfat. The prices we pay for these materials are regulated by the federal government, and in some cases by state and other regulatory agencies. Prices of raw milk and butterfat can be very volatile. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase and the effectiveness of a corresponding price increase to our customers, and in some cases we are contractually restrained with respect to the means and timing of implementing price increases. Also, at some point price increases do erode our volumes. These factors can cause volatility in our earnings. Our operating profit margin tends to fluctuate with the price of our raw materials.

  CURRENT ECONOMIC CLIMATE

     Many of our customers in the airline, food service and hospitality industries have suffered decreases in sales volumes since the events of September 11 and the resulting economic climate. While we have seen some improvements in these areas, our sales to some of these customers continue to be weaker than prior to

September 11 and may take several months to recover. Some of our customers in the retail grocery industry have also suffered decreased sales volumes as a result of the current economic climate, and we have seen some of those customers file for bankruptcy protection in recent months. While we do not expect this trend to have a material adverse effect on our business, we do expect this trend to continue until our economy returns to more stable levels.

  INTEREST RATES

     We have hedged a portion of our variable interest rate exposure by entering into interest rate swap agreements that have the effect of "converting" the hedged debt from variable rate debt to fixed rate debt. Approximately 40% of our variable rate debt is currently hedged. The percentage of our total debt that is hedged will fluctuate as our debt level fluctuates. Moveover, we constantly monitor the prevailing interest rate environment, and may increase the percentage of our debt that is hedged if interest rates threaten to increase to substantially higher levels, or become more volatile.

  RATIONALIZATION ACTIVITIES

     As part of our overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs during 2001, 2000 and 1999 in the amounts of $9.6 million, $3.4 million and $12.6 million, respectively. These charges included the following costs:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 198 people in 2001, 205 people in 2000 and 315 people in 1999, who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

     - Shutdown costs, including those costs necessary to prepare the plant facilities for closure;

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

     - Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities no longer used in operations. The impairments related primarily to owned building, land and equipment at the facilities that were sold and written down to their estimated fair value.

     As part of our purchase price allocations, we accrued costs of $28.0 million in 2001 and $11.0 million in 2000 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Southern Foods in 2000. We have implemented certain plans to shut down plants and administrative offices in connection with our acquisition of Old Dean, which was completed on December 21, 2001. We will continue to finalize and implement our initial integration and rationalization plans related to the Old Dean acquisition and we expect to refine our estimate of costs associated with these plans.

     The principal components of the plans will include the following:

     - Workforce reductions, to be charged against acquisition liabilities for these costs;

     - Shutdown costs, including those costs that are necessary to prepare facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown.

     We do not expect any of these costs to have a material adverse impact on our results of operations. For more information on our restructuring and exit plans see Note 16 to our Consolidated Financial Statements.

  TAX RATE

     Our 2001 tax rate was approximately 36.3%. However, we believe that our effective tax rate will increase to a range of approximately 37.0% to 38.0% over the next several years, as Old Dean's tax rate was higher than our tax rate prior to the Old Dean acquisition. In addition, the 2001 tax rate was favorably impacted by the settlement of a contested state tax issue.

  UTILITY COSTS

     In 1999, we entered into a contract with Enron Energy Services pursuant to which we contracted to purchase electricity for certain of our plants at a discounted rate for a ten-year period. Enron filed for bankruptcy protection on December 1, 2001, and subsequently elected to reject our contract in its bankruptcy. We do not expect to be able to replace the economic benefits of our contract with Enron. Therefore, we expect our utility costs to return to market levels in the future.

     See "-- Risk Factors" for a description of various other risks and uncertainties concerning our business.

RISK FACTORS

     This report contains statements about our future that are not statements of historical fact. Most of these statements are found in Items 1, 7 and 7a of this report under the following subheadings: "Current Business Strategy," "Government Regulation," "Industry Overview," "Raw Materials and Supply," "Liquidity and Capital Resources," "Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

  WE MAY HAVE DIFFICULTIES MANAGING OUR GROWTH

     We have expanded our operations rapidly in recent years, particularly with the acquisition of Chicago-based Dean Foods Company ("Old Dean") in December 2001. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including among others:

     - inability to successfully integrate or operate acquired businesses,

     - inability to retain key customers of acquired or existing businesses, and

     - inability to realize or delays in realizing expected benefits from our increased size.

     The integration of businesses we have acquired or may acquire in the future may also require us to invest more capital than we expected or require more time and effort by management than we expected. If we fail to effectively manage the integration of the businesses we have acquired, particularly Old Dean, our operations and financial results will be affected, both materially and adversely.

  OUR FAILURE TO SUCCESSFULLY COMPETE COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS

     Our business is subject to significant competition based on a number of factors. See "Part I -- Item 1. Business -- Competition." If we fail to successfully compete against our competitors, our business will be adversely affected.

     The consolidation trend is continuing in the retail grocery and foodservice industries. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. As the consolidation continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to our future growth, as demand tends to be relatively flat in our industry. Moreover, as our customers become larger, they will have greater purchasing leverage, and could force prices and margins, particularly for our Dairy Group, lower than current levels.

     We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

  OUR INNOVATION EFFORTS MAY NOT SUCCEED

     We have invested, and intend to continue to invest, significant resources in product innovation in an effort to increase our sales and profit margins as well as the overall consumption of dairy products. We believe that sales and profit growth through innovation is a significant source of growth for our business. The success of our innovation initiatives will depend on customer and consumer acceptance of our products, of which there can be no assurance. If our innovation efforts do not succeed, or if we do not have adequate resources to invest in innovation, we may not be able to continue to significantly increase sales or profit margins.

  CHANGES IN RAW MATERIAL AND OTHER INPUT COSTS CAN ADVERSELY AFFECT US

     The most important raw materials that we use in our operations are raw milk, butterfat and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. For more information about the pricing of raw milk, see "Part I -- Item 1. Business -- Raw Materials and Supply" and "Part
I -- Item 1. Business -- Government Regulation -- Milk Industry Regulation." Prices of raw milk, butterfat and certain other raw materials used in our Morningstar Foods and Specialty Foods segments can fluctuate widely over short periods of time. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance, however, as price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We were adversely affected in 2001 by raw material costs. Although raw material costs have returned to normal levels in 2002 to date, we cannot predict future changes in raw material costs.

     Because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of gasoline. Increases in fuel prices can adversely affect our results of operations. Also, since we lost our energy supply agreement with Enron (see "Item 1. Business -- Developments since January 1, 2001 -- Enron"), we will pay market prices for electricity in the foreseeable future. As we are a significant consumer of electricity, any significant increase in energy prices could adversely affect our financial performance.

 WE HAVE SUBSTANTIAL DEBT AND OTHER FINANCIAL OBLIGATIONS AND WE MAY INCUR EVEN MORE DEBT

     We have substantial debt and other financial obligations and significant unused borrowing capacity. See "-- Liquidity and Capital Resources."

     We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our high debt level and related debt service obligations:

     - require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

     - may limit our flexibility in planning for or reacting to changes in our business and market conditions,

     - impose on us additional financial and operational restrictions, and

     - expose us to interest rate risk since a portion of our debt obligations are at variable rates.

     Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. A significant increase in interest rates could adversely impact our financial results. If we do not comply with the financial and other restrictive covenants under our credit facilities (see Note 10 to our Consolidated Financial Statements), we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies.

  LOSS OF RIGHTS TO ANY OF OUR LICENSED BRANDS COULD ADVERSELY AFFECT US

     We sell certain of our products under licensed brand names such as Hershey's(R), Borden(R), Pet(R), Folgers(R) Jakada(TM), Land-O-Lakes(R) and others. In some cases, we have invested, and intend to continue to invest, significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

  NEGATIVE PUBLICITY AND/OR SHORTAGES OF MILK SUPPLY RELATED TO MAD COW DISEASE AND/OR FOOT AND MOUTH DISEASE COULD ADVERSELY AFFECT US

     Recent incidences of bovine spongiform encephalopathy ("BSE" or "mad cow disease") in some European countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. However, we are still subject to risk as a result of public misperception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales in Spain or the United States resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease, we could suffer a loss of sales, which could have a material and adverse affect our financial results.

     Foot and Mouth Disease ("FMD") is a highly contagious disease of cattle, swine, sheep, goats, deer and other cloven-hooved animals. FMD causes severe losses in the production of meat and milk; however, FMD does not pose a health risk to humans. While there have been several recent occurrences of FMD in Europe, the United States has been free of FMD since 1929. To date, we have not seen a measurable impact on our supply of raw milk in Spain as a result of FMD. However, should FMD become widespread in Spain, a milk supply shortage could develop, which would affect our ability to obtain raw milk for our Spanish operations and the price that we are required to pay for raw milk in Spain. If we are unable to obtain a sufficient amount of raw milk to satisfy our Spanish customers' needs, and/or if we are forced to pay a significantly higher price for raw milk in Spain, our financial results in Spain could be materially and adversely affected. Likewise, if there is an outbreak of FMD in the United States, a shortage of raw milk could develop in the United States, which would affect our ability to obtain raw milk and the price that we are required to pay for raw milk in the United States. If we are unable to obtain a sufficient amount of raw milk to satisfy our U.S. customers' needs and/or if we are forced to pay a significantly higher price for raw milk in the United States, our consolidated financial results could be materially and adversely affected.

 WE COULD BE REQUIRED TO PAY SUBSTANTIAL LIQUIDATED DAMAGES TO DAIRY FARMERS OF AMERICA, IF WE FAIL TO OFFER THEM THE RIGHT TO SUPPLY RAW MILK TO CERTAIN OF OLD DEAN'S PLANTS

     In connection with our purchase of the minority interest in our Dairy Group, we entered into an agreement with Dairy Farmers of America ("DFA"), the nation's largest dairy farmers' cooperative and our primary supplier of raw milk, pursuant to which we have agreed to pay to DFA liquidated damages in an amount of up to $47.0 million if we fail to offer them the right, within a specified period of time after completion of the Old Dean acquisition, to supply raw milk to certain of Old Dean's plants. The amount of damages to be paid, if any, would be determined on a plant-by-plant basis for each Old Dean plant's milk supply that is not offered to DFA, based generally on the amount of raw milk used by the plant. We would be required to pay the liquidated damages even if we were prohibited from offering the business to DFA by an injunction, restraining order or contractual obligation. See Note 19 to our Consolidated Financial Statements for further information regarding this agreement. Old Dean currently has milk supply agreements with several raw milk suppliers other than DFA. If any such supplier believes that it has rights to continue to supply Old Dean's plants beyond the deadline dates contained in our agreement with DFA, and is successful in legally establishing any such rights, we may be prohibited from offering DFA the right to supply certain of the Old Dean plants and, therefore, be required to pay all or a portion of the liquidated damages to DFA.

 WE COULD BE REQUIRED TO SATISFY OUR PAYMENT OBLIGATIONS UNDER OUR GUARANTY OF CONSOLIDATED CONTAINER COMPANY'S DEBT

     In February 2002, we executed a limited guarantee of certain indebtedness of Consolidated Container Company ("CCC"), in which we own a 43.1% interest. See
Note 19 to our Consolidated Financial Statements for information concerning the terms of the guaranty. CCC has experienced various operational difficulties over the past 6 to 9 months, which has adversely affected its financial performance. CCC's ability to repay the guaranteed indebtedness will depend on a variety of factors, including its ability to successfully implement its business plan, of which there can be no assurance.

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

     - product withdrawals,

     - product recalls,

     - negative publicity,

     - temporary plant closings, and

     - substantial costs of compliance or remediation.

     Any of these events could have a material and adverse effect on our financial condition, results of operations or cash flows.

 POOR WEATHER CAN ADVERSELY AFFECT OUR SPECIALTY FOODS SEGMENT

     Our Specialty Foods segment purchases cucumbers under seasonal grower contracts with a variety of growers located near our plants. See "Part I -- Item
1. Business -- Raw Materials and Supply." Bad weather in one of the growing areas can damage or destroy the crop in that area. If we are not able to buy cucumbers from one of our local growers due to bad weather, we are forced to purchase cucumbers from non-local sources at substantially higher prices, which can have an adverse affect on Specialty Foods' results of operations.

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

 WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS

     We, like others in similar businesses, are subject to a variety of federal, foreign, state and local environmental laws and regulations including, but not limited to, those regulating waste water and storm water, air emissions, storage tanks and hazardous materials. We believe that we are in material compliance with these laws and regulations. Future developments, including increasingly stringent regulations, could require us to make currently unforeseen environmental expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE FLUCTUATIONS

     In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements.

     These swaps have been designated as hedges against variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate swap agreements:

                                                                         NOTIONAL AMOUNTS
                                                                         ----------------
FIXED INTEREST RATES                                   EXPIRATION DATE         2001
--------------------                                   ---------------   ----------------
                                                                          (IN MILLIONS)
4.90% to 4.93%.......................................   December 2002         $275.0
6.07% to 6.24%.......................................   December 2002          325.0
6.23%................................................       June 2003           50.0
6.69%................................................   December 2004          100.0
6.69% to 6.74%.......................................   December 2005          100.0
6.78%................................................   December 2006           75.0

     These swap agreements provide hedges for loans under our credit facility by limiting or fixing the LIBOR interest rates specified in the credit facility at the interest rates noted above until the indicated expiration dates of these interest rate derivative agreements.

     These derivative agreements were previously designated as hedges for borrowings under our terminated Suiza Dairy Group credit facility, but were redesignated upon completion of the Old Dean acquisition.

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 10 to our Consolidated Financial Statements. The following table summarizes these agreements:

    FIXED
  INTEREST
    RATES       EXPIRATION DATE                      NOTIONAL AMOUNTS
-------------   ---------------   -------------------------------------------------------
    5.54%       November 2003     1,500,000,000 pesetas (approximately $8.0 million as of
                                  December 31, 2001)
     5.6%       November 2004     2,000,000,000 pesetas (approximately $10.7 million as
                                  of December 31, 2001)

     We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $6.9 million of additional interest expense, net of taxes and minority interest, during 2001 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

     A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2001, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

     We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the British pound and the euro. At this time, we believe that potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements for 2001 are included in this report on the following pages.

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................    F-2
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................    F-5
Notes to Consolidated Financial Statements
   1. Summary of Significant Accounting Policies............    F-6
   2. Acquisitions..........................................   F-10
   3. Extraordinary Gains and Losses and Discontinued
     Operations.............................................   F-13
   4. Investments in Unconsolidated Affiliates..............   F-13
   5. Inventories...........................................   F-15
   6. Property, Plant and Equipment.........................   F-15
   7. Intangible and Other Assets...........................   F-15
   8. Accounts Payable and Accrued Expenses.................   F-16
   9. Income Taxes..........................................   F-16
  10. Long-Term Debt........................................   F-18
  11. Mandatorily Redeemable Trust Issued Preferred
     Securities.............................................   F-22
  12. Stockholders' Equity..................................   F-22
  13. Other Comprehensive Income............................   F-27
  14. Employee Retirement and Profit Sharing Plans..........   F-27
  15. Post-Retirement Benefits Other Than Pensions..........   F-30
  16. Plant Closing Costs...................................   F-31
  17. Other Operating (Income) Expense......................   F-33
  18. Supplemental Cash Flow Information....................   F-34
  19. Commitments and Contingencies.........................   F-34
  20. Fair Value of Financial Instruments...................   F-36
  21. Business and Geographic Information and Major
     Customers..............................................   F-37
  22. Quarterly Results of Operations (unaudited)...........   F-40
  23. Subsequent Events.....................................   F-41
  24. Related Party Transactions............................   F-42

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Foods Company
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") (formerly known as Suiza Foods Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dean Foods Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2002

                               DEAN FOODS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $   78,260      $   31,110
  Receivables, net of allowance for doubtful accounts of
     $38,784 and $24,171....................................      775,824         519,318
  Inventories...............................................      440,247         186,713
  Refundable income taxes...................................        3,375           3,925
  Deferred income taxes.....................................      127,579          54,634
  Prepaid expenses and other current assets.................       56,899          22,231
                                                               ----------      ----------
          Total current assets..............................    1,482,184         817,931
Property, plant and equipment...............................    1,668,592       1,003,769
Intangible and other assets.................................    3,581,121       1,958,778
                                                               ----------      ----------
          Total.............................................   $6,731,897      $3,780,478
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $1,044,409      $  567,342
  Income taxes payable......................................       33,582           4,342
  Current portion of long-term debt.........................       96,972         128,224
                                                               ----------      ----------
          Total current liabilities.........................    1,174,963         699,908
Long-term debt..............................................    2,971,525       1,225,045
Other long-term liabilities.................................      243,695          34,202
Deferred income taxes.......................................      281,229         123,614
Mandatorily redeemable convertible trust issued preferred
  securities (redemption value of $599,920 and $599,945 plus
  accrued dividends)........................................      584,605         584,032
Minority interest in subsidiaries...........................                      514,845
Commitments and contingencies (Note 19)
Stockholders' equity:
  Preferred stock, none issued
  Common stock, 43,936,490 and 27,285,649 shares issued and
     outstanding, with a par value of $0.01 per share.......          439             273
  Additional paid-in capital................................      962,145         166,361
  Retained earnings.........................................      543,139         433,309
  Accumulated other comprehensive loss......................      (29,843)         (1,111)
                                                               ----------      ----------
          Total stockholders' equity........................    1,475,880         598,832
                                                               ----------      ----------
          Total.............................................   $6,731,897      $3,780,478
                                                               ==========      ==========

                See notes to consolidated financial statements.

                               DEAN FOODS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            2001           2000           1999
                                                        ------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.............................................  $ 6,230,116    $ 5,756,303    $ 4,481,999
Cost of sales.........................................    4,750,100      4,330,067      3,487,075
                                                        -----------    -----------    -----------
Gross profit..........................................    1,480,016      1,426,236        994,924
Operating costs and expenses:
  Selling and distribution............................      855,192        812,274        518,962
  General and administrative..........................      184,790        182,570        148,009
  Amortization of intangibles.........................       53,349         52,441         38,513
  Plant closing costs.................................        9,550          3,388         12,566
  Other operating (income) expense....................      (17,306)         7,500
                                                        -----------    -----------    -----------
          Total operating costs and expenses..........    1,085,575      1,058,173        718,050
                                                        -----------    -----------    -----------
Operating income......................................      394,441        368,063        276,874
Other (income) expense:
  Interest expense, net...............................      101,787        112,586         49,233
  Financing charges on trust issued preferred
     securities.......................................       33,581         33,595         38,584
  Equity in (earnings) loss of unconsolidated
     affiliates.......................................       23,620        (11,453)        (2,630)
  Other (income) expense, net.........................        4,690           (630)        (1,416)
                                                        -----------    -----------    -----------
          Total other expense.........................      163,678        134,098         83,771
                                                        -----------    -----------    -----------
Income before income taxes............................      230,763        233,965        193,103
Income taxes..........................................       83,739         90,303         75,463
Minority interest in earnings.........................       31,431         29,911          8,813
                                                        -----------    -----------    -----------
Income before extraordinary gain (loss) and cumulative
  effect of accounting change.........................      115,593        113,751        108,827
Extraordinary gain (loss).............................       (4,317)         4,968            904
Cumulative effect of accounting change................       (1,446)
                                                        -----------    -----------    -----------
Net income............................................  $   109,830    $   118,719    $   109,731
                                                        ===========    ===========    ===========
Basic earnings per common share:
  Income before extraordinary gain (loss) and
     cumulative effect of accounting change...........  $      4.10    $      4.03    $      3.31
  Extraordinary gain (loss)...........................        (0.15)           .18            .03
  Cumulative effect of accounting change..............        (0.05)
                                                        -----------    -----------    -----------
  Net income..........................................  $      3.90    $      4.21    $      3.34
                                                        ===========    ===========    ===========
Diluted earnings per common share:
  Income before extraordinary gain (loss) and
     cumulative effect of accounting change...........  $      3.71    $      3.68    $      3.11
  Extraordinary gain (loss)...........................        (0.11)           .14            .02
  Cumulative effect of accounting change..............        (0.04)
                                                        -----------    -----------    -----------
  Net income..........................................  $      3.56    $      3.82    $      3.13
                                                        ===========    ===========    ===========
Average common shares -- Basic........................   28,151,398     28,195,043     32,861,218
                                                        ===========    ===========    ===========
Average common shares -- Diluted......................   36,892,074     36,671,264     42,858,492
                                                        ===========    ===========    ===========

                See notes to consolidated financial statements.

                               DEAN FOODS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                    COMMON STOCK                                        OTHER           TOTAL
                                 -------------------     ADDITIONAL      RETAINED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES     AMOUNT   PAID-IN CAPITAL   EARNINGS   INCOME (LOSS)      EQUITY          INCOME
                                 ----------   ------   ---------------   --------   -------------   -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
Balance, January 1, 1999.......  33,598,074    $336       $ 446,230      $204,859     $  4,346       $  655,771
  Issuance of common stock.....   1,106,207      11          27,382                                      27,393
  Purchase and retirement of
    treasury stock.............  (5,416,723)    (54)       (198,085)                                   (198,139)
  Net income...................                                           109,731                       109,731       $109,731
  Other comprehensive income
    (Note 13):
    Cumulative translation
      adjustment...............                                                        (10,784)         (10,784)       (10,784)
                                                                                                                      --------
    Comprehensive income.......                                                                                       $ 98,947
                                 ----------    ----       ---------      --------     --------       ----------       ========
Balance, December 31, 1999.....  29,287,558     293         275,527       314,590       (6,438)         583,972
  Issuance of common stock.....   1,279,956      13          39,327                                      39,340
  Purchase and retirement of
    treasury stock.............  (3,281,865)    (33)       (148,493)                                   (148,526)
  Net income...................                                           118,719                       118,719       $118,719
  Other comprehensive income
    (Note 13):
    Cumulative translation
      adjustment...............                                                          5,327            5,327          5,327
                                                                                                                      --------
    Comprehensive income.......                                                                                       $124,046
                                 ----------    ----       ---------      --------     --------       ----------       ========
Balance, December 31, 2000.....  27,285,649     273         166,361       433,309       (1,111)         598,832
  Issuance of common stock.....   1,314,647      13          62,629                                      62,642
  Purchase and retirement of
    treasury stock.............    (123,334)     (2)         (6,056)                                     (6,058)
  Net income...................                                           109,830                       109,830       $109,830
  Acquisition of Dean Foods
    Company....................  15,459,528     155         739,211                                     739,366
  Other comprehensive income
    (Note 13):
    Cumulative effect of
      accounting change........                                                         (6,403)          (6,403)        (6,403)
    Change in fair value of
      derivative instruments...                                                         (9,438)          (9,438)        (9,438)
    Reclassification of
      minority interest portion
      of derivative fair
      values...................                                                        (10,033)         (10,033)       (10,033)
    Cumulative translation
      adjustment...............                                                         (2,232)          (2,232)        (2,232)
    Minimum pension liability
      adjustment...............                                                           (626)            (626)          (626)
                                                                                                                      --------
  Comprehensive income.........                                                                                       $ 81,098
                                 ----------    ----       ---------      --------     --------       ----------       ========
Balance, December 31, 2001.....  43,936,490    $439       $ 962,145      $543,139     $(29.843)      $1,475,880
                                 ==========    ====       =========      ========     ========       ==========

                See notes to consolidated financial statements.

                               DEAN FOODS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             2001          2000        1999
                                                          -----------   ----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $   109,830   $  118,719   $ 109,731
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................      154,887      144,983     116,645
     (Gain) loss on disposition of assets...............      (46,366)         768       5,352
     Minority interest..................................       51,402       52,187      14,614
     Equity in (earnings) loss of unconsolidated
       affiliates.......................................       23,620      (11,453)     (2,630)
     Extraordinary (gain) loss..........................        4,317       (4,968)       (904)
     Cumulative effect of accounting change.............        1,446
     Write-down of impaired assets......................        6,812          394       6,790
     Deferred income taxes..............................       41,173       50,916      22,199
     Other..............................................        2,402        1,265       3,863
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables......................................       (3,677)     (43,104)     41,878
       Inventories......................................       (2,611)     (18,977)     22,709
       Prepaid expenses and other assets................      (16,370)       2,321     (20,492)
       Accounts payable and accrued expenses............      (24,456)       5,950     (58,954)
       Income taxes.....................................        7,798       (1,323)     22,704
                                                          -----------   ----------   ---------
          Net cash provided by operating activities.....      310,207      297,678     283,505
                                                          -----------   ----------   ---------
Cash flows from investing activities:
  Net additions to property, plant, and equipment.......     (137,244)    (136,876)   (187,642)
  Cash outflows for acquisitions and investments........   (1,146,077)    (335,956)   (235,837)
  Net proceeds from divestitures........................                    89,037     383,112
  Other.................................................        2,821        3,542       2,383
                                                          -----------   ----------   ---------
          Net cash used in investing activities.........   (1,280,500)    (380,253)    (37,984)
                                                          -----------   ----------   ---------
Cash flows from financing activities:
  Proceeds from issuance of debt........................    2,203,725    1,284,492     538,995
  Repayment of debt.....................................   (1,173,335)    (947,443)   (631,065)
  Payments of deferred financing, debt restructuring and
     merger costs.......................................      (47,125)     (12,014)
  Proceeds from issuance of minority interest...........                                 8,983
  Distributions to minority interest holders............      (10,363)     (16,438)    (10,122)
  Issuance of common stock, net of expenses.............       50,599       28,514      16,060
  Redemption of common and preferred stock..............       (6,058)    (148,526)   (198,139)
  Redemption of trust issued preferred securities.......                  (100,055)
                                                          -----------   ----------   ---------
          Net cash provided by (used in) financing
            activities..................................    1,017,443       88,530    (275,288)
                                                          -----------   ----------   ---------
Increase (decrease) in cash and cash equivalents........       47,150        5,955     (29,767)
Cash and cash equivalents, beginning of period..........       31,110       25,155      54,922
                                                          -----------   ----------   ---------
Cash and cash equivalents, end of period................  $    78,260   $   31,110   $  25,155
                                                          ===========   ==========   =========

                See notes to consolidated financial statements.

                               DEAN FOODS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Our consolidated financial statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. We also own equity interests of less than 50% in certain companies that we do not control but over which we have significant influence. Those interests are accounted for in our consolidated financial statements using the equity method of accounting. Under the equity method of accounting, our investments in these affiliates are presented as a single amount in our consolidated balance sheets and our proportional share of their earnings are presented in our consolidated statements of income as a single line item under "other income." See Note 4 for a description of our investments in unconsolidated affiliates. Other investments over which we do not exercise significant influence are accounted for under the cost method of accounting.

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

     Cash Equivalents -- We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. Dairy and certain specialty products are valued on the first-in, first-out ("FIFO") method while the majority of pickles and powdered products inventories are valued using the last-in, first-out ("LIFO") method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

     Property, Plant and Equipment -- Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

          ASSET                USEFUL LIFE
          -----                -----------
Buildings and improvements  Seven to 40 years
Machinery and equipment     Three to 20 years

     Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

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

                               DEAN FOODS COMPANY

     Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, we no longer amortize goodwill. As part of the adoption, we are currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will no longer be amortized.

     We periodically assess the net realizable value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To determine whether an impairment exists, we compare the expected future net operating cash flows, undiscounted and without interest charges, to the carrying amount of the underlying assets. We would consider a potential impairment if the recorded value of these assets exceeded the associated future net operating cash flows. Any potential impairment loss would be measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value of assets would be measured by market value, if an active market exists, or by a forecast of expected future net operating cash flows, discounted at a rate commensurate with the risk involved.

     Foreign Currency Translation -- The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders' equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

     Minority Interest in Subsidiaries -- Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less any cash distributions made.

     Employee Stock Options and Restricted Stock -- We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

     Revenue Recognition and Accounts Receivable -- Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. Revenue is reduced by sales incentives that are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

     Income Taxes -- All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our majority-owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships are also included in our consolidated tax return. Our Puerto Rico and foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities.

     Deferred income taxes are provided for temporary differences between amounts recorded in the consolidated financial statements and tax bases of assets and liabilities using currently enacted current tax

                               DEAN FOODS COMPANY
rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $42.4 million in 2001, $63.1 million in 2000 and $43.5 million in 1999. Additionally, prepaid advertising costs were $2.1 million at December 31, 2001. There were no prepaid advertising costs at December 31, 2000.

     Comprehensive Income -- We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

     Adoption of New Accounting Pronouncements -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, became effective for us as of January 1, 2001. We hedge a portion of our exposure to variable interest rates using interest rate swaps. These swaps, designated as cash flow hedging instruments, are used to hedge a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows. These swaps are required to be recorded as an asset or liability on our consolidated balance sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense.

     Our adoption of this accounting standard as of January 1, 2001 resulted in:

     - the recognition of a liability related to our cash flow hedges of $16.3 million,

     - a charge, net of income taxes and minority interest, of $1.4 million to earnings as a cumulative effect of the adoption of this new standard, and

     - a charge, net of income taxes and minority interest, of $6.4 million to other comprehensive income as a cumulative effect of the adoption of this new standard.

     As of December 31, 2001, our derivative liability totaled $44.1 million on our consolidated balance sheet including approximately $27.8 million recorded as a component of accounts payable and accrued expenses and $16.3 million recorded as a component of other long-term liabilities. Hedge ineffectiveness, determined in accordance with SFAS No. 133 and included in our income statement, totaled approximately $93,000 for the year ended December 31, 2001. Approximately $6.9 million of losses (net of taxes and minority interest) were reclassified to interest expense from other comprehensive income during the year ended December 31, 2001. We estimate that approximately $16.5 million of net derivative losses (net of income taxes) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

     In September 2000, the Emerging Issues Task Force ("Task Force") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which became effective for us in the fourth quarter of 2000. This issue required the disclosure of our accounting policies for shipping and handling costs and their income statement classification. Our shipping and handling costs are included in both costs of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs reflected in costs of sales include the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs reflected in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the

                               DEAN FOODS COMPANY
extent that such independent distributors are paid a delivery fee. These shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $662.2 million, $614.1 million and $370.4 million during 2001, 2000 and 1999, respectively.

     Recently Issued Accounting Pronouncements -- The Task Force also reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which becomes effective for us in the first quarter of 2002. This issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this issue is to record estimated coupon expense based on historical coupon redemption experience which is consistent with the requirements of this issue. Therefore, our adoption of this issue will have no impact on our consolidated financial statements.

     In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We will adopt this Issue in the first quarter of 2002, as required. Under this Issue, certain consideration paid to our customers (such as slotting fees) will be required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue will result in the reclassification of certain costs; however, there will be no change in reported net income.

     In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 have been accounted for by the purchase method. We have and will continue to apply the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. The acquisition of Old Dean (see Note 2) was accounted for in accordance with SFAS 141. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our income statement. Amortization of goodwill was $45.5 million for the year ended December 31, 2001. We are currently in the process of completing the transitional impairment assessment and calculating any impact on our financial statements. We must complete the first step of this test to determine if we have an impairment by June 30, 2002 and, if we have an impairment, we must complete the final step and record any impairment by December 31, 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we are currently reassessing the useful lives and residual values of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life will not be amortized, but instead tested for impairment in accordance with the standard.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will become effective for us in fiscal year 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

     FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us beginning January 1, 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard will not have a material impact on our consolidated financial statements.

                               DEAN FOODS COMPANY

     Reclassifications -- Certain reclassifications have been made to conform the prior years' consolidated financial statements to the current year classifications.

2.  ACQUISITIONS

     Acquisition of Dean Foods Company -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). As a result of this transaction, Old Dean was merged with and into our wholly-owned subsidiary, Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company. Immediately after completion of the merger, we changed our name to Dean Foods Company. As a result of the merger, each share of common stock of Old Dean was converted into 0.429 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders, common stock valued at $739.4 million and estimated transaction costs of $55.7 million. The value of the 15,459,528 common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the merger was announced on April 5, 2001). In addition, each of the 3.6 million options to purchase Old Dean's common stock outstanding on December 21, 2001 was converted into an option to purchase 0.752 shares of our stock. As discussed below, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment.

     Also on December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash, (2) a contingent promissory note in the original principal amount of $40 million, and
(3) the operations of eleven plants (including seven of our plants and four of Old Dean's plants) located in nine states where we and Old Dean had overlapping operations. As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47.0 million. See Note 19 for further discussion of these contingent obligations. As a result of this transaction, we now own 100% of our Dairy Group.

     In connection with the merger, we entered into a new credit facility and expanded our receivables-backed loan facility. We used the proceeds from the credit facility and receivables-backed loan facility to fund the cash portion of the merger consideration and the acquisition of DFA's minority interest, to refinance certain indebtedness and to pay certain transaction costs. See Note 10.

     Old Dean's operations and the acquisition of DFA's minority interest are reflected in our consolidated financial statements after December 21, 2001.

                               DEAN FOODS COMPANY

     The following table summarizes the currently estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Old Dean, and includes the effects of divesting four Old Dean plants. We have not completed a final allocation of the purchase price to the fair values of assets and liabilities of Old Dean and the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which will have indefinite lives) and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill.

                                                              AT DECEMBER 21, 2001
                                                              --------------------
                                                                 (IN THOUSANDS)
Current assets..............................................       $  694,453
Property, plant, and equipment..............................          725,258
Intangible assets...........................................          236,978
Goodwill....................................................        1,515,267
Other assets................................................           79,945
                                                                   ----------
          Total assets acquired.............................        3,251,901
Current liabilities.........................................          540,458
Other liabilities...........................................          285,209
Long-term debt..............................................          685,645
                                                                   ----------
          Total liabilities assumed.........................        1,511,312
                                                                   ----------
Net assets acquired.........................................       $1,740,589
                                                                   ==========

     Of the approximately $237.0 million of acquired intangible assets, approximately $206.5 million was preliminarily assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average useful life of approximately 17 years.

     The approximately $1.5 billion of goodwill was assigned to Old Dean's Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215.0 million and $290.0 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

     The initial purchase price allocation of Old Dean includes a liability of approximately $82.3 million for payment obligations to Old Dean employees related to Old Dean stock options as a result of the change in control of Old Dean. Under Old Dean's stock option agreements, upon a change in control, employees had the right to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment during the ninety day period following the change in control. The required cash payment will vary depending on the type of stock option and the grant date with certain stock options requiring a cash payment equal to the difference between the exercise price and the highest closing price of our stock during the sixty day period beginning thirty days before and ending 30 days after the completion of the change in control transaction, and certain of the stock option agreements require a tax gross-up payment upon surrender.

     We have also accrued a change in control obligation of approximately $4.9 million for payments to 18 officers under Old Dean's long-term incentive plan and for transition bonuses to 5 officers of Old Dean, both of which became earned and payable upon consummation of the merger; and severance obligations of approximately $17.5 million related to the termination of certain employees and officers of Old Dean as a result of the decision to eliminate certain Old Dean administrative functions.

                               DEAN FOODS COMPANY

     Acquisition of Minority Interest in Spanish Operations -- In August of 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor, for approximately $12.6 million. We funded this purchase with cash flow from operations.

     General -- In total, we completed the acquisitions of 15 dairy businesses during 2001, 2000 and 1999, which included the following acquisitions that were significant at the time of completion:

DATE                                                     COMPANY          PURCHASE PRICE
----                                                     -------          --------------
                                                                          (IN THOUSANDS)
December 2001....................................  Dean Foods Company       $1,740,589
January 2000.....................................  Southern Foods Group        435,606

     These acquisitions and the smaller dairy businesses acquired were funded primarily with borrowings under our credit facilities, along with the issuance in 2001 and 1999 of 15,459,528 and 77,233 shares of our common stock, respectively, with fair market values of $739.4 million and $3.2 million, respectively.

     All acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our consolidated financial statements. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions (including the Old Dean acquisition), assets were acquired and liabilities were assumed subject to final purchase price adjustments and allocations as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                       2001         2000        1999
                                                    -----------   ---------   --------
                                                              (IN THOUSANDS)
Purchase prices:
  Cash paid, net of cash acquired.................  $ 1,146,077   $ 331,543   $230,611
  Cash acquired in acquisitions...................       15,060       6,327      9,976
  Common stock issued.............................      739,366                  3,193
  Subsidiary preferred and common securities
     issued and minority partnership interests....                  340,336     18,500
  Operations of 11 plants.........................      287,989
  Subordinated contingent promissory note
     issued.......................................       40,000
                                                    -----------   ---------   --------
          Total purchase prices...................    2,228,492     678,206    262,280
Fair values of net assets acquired:
  Assets acquired.................................    2,283,882     473,648     94,514
  Liabilities assumed.............................   (1,511,436)   (187,907)   (21,273)
                                                    -----------   ---------   --------
  Total fair value of net assets acquired.........      772,446     285,741     73,241
                                                    -----------   ---------   --------
Goodwill..........................................  $ 1,456,046   $ 392,465   $189,039
                                                    ===========   =========   ========

                               DEAN FOODS COMPANY

     The unaudited results of operations on a pro forma basis for the year ended December 31, 2001 and 2000, as if the acquisition of Old Dean, and the purchase of DFA's minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2000 are as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                   2001              2000
                                                              ---------------   --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                           DATA)
Net sales...................................................    $10,058,288       $9,239,049
Income from continuing operations before taxes..............        289,058          296,079
Net income from continuing operations.......................        178,411          182,702
Earnings per share from continuing operations:
  Basic.....................................................    $      4.13       $     4.19
  Diluted...................................................    $      3.85       $     3.91

3.  EXTRAORDINARY GAINS AND LOSSES AND DISCONTINUED OPERATIONS

     On December 21, 2001, simultaneously with our acquisition of Old Dean, we replaced our former credit facilities with a new credit facility. As a result, we recognized a $4.3 million extraordinary loss, net of an income tax benefit of $3.0 million, for the write-off of deferred financing costs related to the early retirement of our former credit facilities.

     During the first quarter of 2000, we recognized a $5.0 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

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

4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in Consolidated Container Company -- We own a 43.1% interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned that interest since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a 50.9% ownership interest. The remaining 6% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control 2 of the 7 seats on CCC's Management Committee.

     For all periods prior to July 2, 1999, our former U.S. plastic packaging operations are included in our consolidated financial statements. Included in consolidated sales for the first six months of 1999 were sales of $245.0 million related to those operations.

     Beginning July 2, 1999, the assets and liabilities and results of operations of our formerly consolidated U.S. plastic packaging operations are eliminated from our consolidated financial statements. Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001,

                               DEAN FOODS COMPANY
due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters. CCC has implemented several changes in an effort to return to stable profitability. However, in November 2001 CCC announced that it did not expect to see the benefits of these changes for at least several quarters. As a result, CCC became unable to comply with the financial covenants contained in its credit facility. Accordingly, we concluded that our investment was impaired and wrote off our remaining investment during the fourth quarter of 2001. Our investment in CCC was recorded at $0 and $23.7 million at December 31, 2001 and 2000, respectively. Equity in (earnings) loss of unconsolidated affiliates in our consolidated income statement includes the following amounts related to CCC.

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000      1999
                                                         -------   --------   -------
                                                            (DOLLARS IN THOUSANDS)
Equity in (earnings) loss of CCC.......................  $ 2,779   $ (7,929)  $(6,024)
Equity in CCC restructuring and other nonrecurring
  charges..............................................    1,724       (756)    4,948
Amortization of difference between investment balance
  and underlying equity interest in net assets.........   (1,904)    (2,567)   (1,363)
Write-off investment in CCC............................   21,126         --        --
                                                         -------   --------   -------
          Total equity in (earnings) loss of CCC.......  $23,725   $(11,252)  $(2,439)
                                                         =======   ========   =======

     In February 2002, CCC's lenders agreed to restructure CCC's credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10.0 million of CCC's revolving credit indebtedness. The guaranty will expire in January 2003. Please see Note 19 to our Consolidated Financial Statements for further information regarding our guarantee of CCC's indebtedness.

     Investment in Horizon Organic -- As of December 31, 2001 and 2000 we had a 13.2% and 13.6%, respectively, interest in Horizon Organic, America's largest organic food company. We account for this investment under the equity method of accounting. We believe that we have the ability to influence the operating policies of Horizon given the size of our investment and the fact that we control one seat on their Board. Horizon's common stock is traded on the Nasdaq under the symbol "HCOW." The quoted stock price ranged from $4.45 to $16.88 during 2001. The closing stock price on December 31, 2001 was $16.52 per share, resulting in a market value of our investment of $22.1 million. Our investment in Horizon Organic at December 31, 2001 and 2000 was $16.5 million and $16.4 million, respectively, and our equity in earnings included in our consolidated statement of income for 2001 and 2000 was $0.1 million and $0.2 million, respectively.

     Investment in White Wave -- One of our subsidiaries, Dean Dip and Dressing, owns a 37.2% interest in White Wave, Inc., maker of Silk(R) soy milks, soy coffee creamers and soy cultured products, as well as certain tofu products. We account for this investment under the equity method of accounting. This investment was made by Dean Dip & Dressing prior to our acquisition of Old Dean.

     Investment in Momentx -- As of December 31, 2001 and 2000 we had a 15.6% and 12.4% interest in Momentx, Inc., respectively. Our investment in Momentx at December 31, 2001 and 2000 was $1.2 million and $4.2 million, respectively. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. During 2001, we recorded an impairment charge on this investment of $3.6 million in "Other (income) expense, net" to reflect the current value of our equity stake based on their latest financing.

                               DEAN FOODS COMPANY

5.  INVENTORIES

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials and supplies..................................  $161,673   $ 99,315
Finished goods..............................................   278,574     87,398
                                                              --------   --------
          Total.............................................  $440,247   $186,713
                                                              ========   ========

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  146,831   $  102,331
Buildings and improvements..................................     520,914      327,477
Machinery and equipment.....................................   1,370,683      863,740
                                                              ----------   ----------
                                                               2,038,428    1,293,548
Less accumulated depreciation...............................    (369,836)    (289,779)
                                                              ----------   ----------
          Total.............................................  $1,668,592   $1,003,769
                                                              ==========   ==========

     For 2001 and 2000, we capitalized $3.4 million and $3.5 million in interest, respectively, related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

7.  INTANGIBLE AND OTHER ASSETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Goodwill....................................................  $3,108,326   $1,790,523
Identifiable intangibles....................................     462,798      224,129
Deposits and other..........................................      96,190       36,444
Investments in unconsolidated affiliates....................      67,026       44,831
Deferred income taxes.......................................      19,704           41
                                                              ----------   ----------
                                                               3,754,044    2,095,968
Less accumulated amortization...............................    (172,923)    (137,190)
                                                              ----------   ----------
          Total.............................................  $3,581,121   $1,958,778
                                                              ==========   ==========

                               DEAN FOODS COMPANY

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2001        2000
                                                              ----------   --------
                                                                 (IN THOUSANDS)
Accounts payable............................................  $  472,206   $370,355
Payroll and benefits........................................     236,527     71,219
Other accrued liabilities...................................     335,676    125,768
                                                              ----------   --------
                                                              $1,044,409   $567,342
                                                              ==========   ========

9.  INCOME TAXES

     The following table presents the 2001, 2000 and 1999 provisions for income taxes.

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          2001(1)   2000(2)   1999(3)
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current taxes payable:
  Federal...............................................  $39,840   $47,010   $31,480
  State.................................................    6,516     8,668    10,041
  Foreign and other.....................................    3,944     2,151     6,433
Deferred income taxes...................................   33,439    32,474    27,509
                                                          -------   -------   -------
          Total.........................................  $83,739   $90,303   $75,463
                                                          =======   =======   =======

---------------

(1) Excludes a $3.0 million income tax benefit related to an extraordinary loss and a $1.5 million income tax benefit related to a cumulative effect of accounting change.

(2) Excludes a $2.8 million income tax expense related to extraordinary gains.

(3) Excludes a $0.5 million income tax expense related to extraordinary gains.

     The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Tax expense at statutory rates..........................  $80,767   $81,888   $67,586
State income taxes......................................    3,699     9,315     7,795
Tax effect of tax-exempt earnings.......................   (3,253)   (2,687)   (2,612)
Nondeductible goodwill..................................    5,527     4,229     1,968
Other...................................................   (3,001)   (2,442)      726
                                                          -------   -------   -------
          Total.........................................  $83,739   $90,303   $75,463
                                                          =======   =======   =======

                               DEAN FOODS COMPANY

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carry-forwards.........................  $  10,709   $  20,007
  Asset valuation reserves..................................        317       5,493
  Non-deductible accruals...................................    136,415      41,894
  State and foreign tax credits.............................     12,854       3,381
  Derivative instruments....................................     14,624
  Other.....................................................      8,134       6,469
  Valuation allowances......................................     (1,537)
                                                              ---------   ---------
                                                                181,516      77,244
Deferred income tax liabilities:
  Depreciation and amortization.............................   (300,093)   (118,886)
  Tax credit basis differences..............................     (7,854)     (6,251)
  Basis differences in unconsolidated affiliates............     (7,515)    (21,046)
                                                              ---------   ---------
                                                               (315,462)   (146,183)
                                                              ---------   ---------
          Net deferred income tax liability.................  $(133,946)  $ (68,939)
                                                              =========   =========

     These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Current assets..............................................  $ 127,579   $  54,634
Noncurrent assets...........................................     19,704          41
Noncurrent liabilities......................................   (281,229)   (123,614)
                                                              ---------   ---------
          Total.............................................  $(133,946)  $ (68,939)
                                                              =========   =========

     At December 31, 2001, we had approximately $28.2 million of net operating losses and approximately $12.9 million of tax credits available for carry-over to future years. The losses are subject to certain limitations and will expire beginning in 2008.

     A valuation allowance of $1.5 million has been established because we believe it is not "more likely than not" that all of the deferred tax assets relating to state net operating losses and credit carry-overs will be realized prior to the date they are scheduled to expire.

                               DEAN FOODS COMPANY

10.  LONG-TERM DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Senior credit facility......................................  $1,900,000   $       --
Subsidiary debt obligations:
  Senior notes..............................................     658,211
  Suiza Dairy Group credit facility (now terminated)........                1,095,000
  Receivables-backed loan...................................     400,000      150,000
  Foreign subsidiary term loan..............................      35,172       39,519
  Uncommitted line of credit................................                   20,000
  Other lines of credit.....................................       2,317
  Industrial development revenue bonds......................      28,001        8,845
  Capital lease obligations and other.......................      44,796       39,905
                                                              ----------   ----------
                                                               3,068,497    1,353,269
Less current portion........................................     (96,972)    (128,224)
                                                              ----------   ----------
          Total.............................................  $2,971,525   $1,225,045
                                                              ==========   ==========

     Terminated Credit Facilities -- In connection with our acquisition of Old Dean effective December 21, 2001, we replaced our then existing parent-level and Suiza Dairy Group credit facilities with a new senior credit facility, as described under "Senior Credit Facility" below. The old parent-level credit facility provided us with a revolving line of credit of up to $300.0 million to be used for general corporate and working capital purposes. The Suiza Dairy Group credit facility provided us with an $805.0 million revolving line of credit, a $625.0 million term loan and a $180.0 million term loan. Both facilities would have expired in January 2005.

     Senior Credit Facility -- Simultaneously with the closing of our acquisition of Old Dean, we entered into a new $2.7 billion credit facility with a syndicate of lenders. The senior credit facility provides an $800.0 million revolving line of credit, a Tranche A $900.0 million term loan and a Tranche B $1.0 billion term loan. At closing, we borrowed $1.9 billion under this facility's term loans. Proceeds of these borrowings were used to repay debt under the terminated credit facilities, to pay the merger consideration to Old Dean's shareholders, to repay Old Dean's credit facility and certain other obligations, to purchase DFA's ownership stake in our Dairy Group, and to pay certain transaction costs. The $800.0 million revolver was not used. See "Credit Facility Terms" below for a description of the terms of the senior credit facility.

     Credit Facility Terms -- Amounts outstanding under the senior credit facility bear interest at a rate per annum equal to one of the following rates, at our option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points for the revolving credit facility and Tranche A term loan and varies from 125 to 200 basis points for the Tranche B term loan, depending on our leverage ratio (which is the ratio of defined indebtedness to EBITDA), or

     - the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points for the revolving credit facility and Tranche A term loan and varies from 250 to 325 basis points for the Tranche B term loan, depending on our leverage ratio.

     The interest rate in effect on the senior credit facility, including the applicable interest rate margin, was 4.67% at December 31, 2001. We have interest rate swap agreements in place, however, that hedge

                               DEAN FOODS COMPANY

$925.0 million of this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period. Scheduled principal payments on the Tranche A $900.0 million term loan are due in the following installments:

     - $16.87 million quarterly from March 31, 2002 through December 31, 2002;

     - $33.75 million quarterly from March 31, 2003 through December 31, 2004;

     - $39.38 million quarterly from March 31, 2005 through December 31, 2005;

     - $45.0 million quarterly from March 31, 2006 through December 31, 2006;

     - $56.25 million quarterly from March 31, 2007 through June 30, 2007; and

     - A final payment of $112.5 million on July 15, 2007.

     Scheduled principal payments on the Tranche B $1.0 billion term loan are due in the following installments:

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - a payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the $800.0 million line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.0 to 1.0, and (3) after December 31, 2002, annually when our leverage ratio is greater than 3.0 to 1.0. As of December 31, 2001, our leverage ratio was 3.47.

     In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the senior credit facility that ranges from 37.5 to 50 basis points, based on our leverage ratio.

     The senior credit facility contains various financial and other restrictive covenants and requirements that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement).

     Our leverage ratio must be less than or equal to:

                           PERIOD                                RATIO
------------------------------------------------------------  ------------
12-21-01 through 12-31-02...................................  4.25 to 1.00
01-01-03 through 12-31-03...................................  4.00 to 1.00
01-01-04 through 12-31-04...................................  3.75 to 1.00
01-01-05 and thereafter.....................................  3.25 to 1.00

     Our interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of December 31, 2001, the minimum net worth requirement was $1.2 billion.

                               DEAN FOODS COMPANY

     The facility also contains limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Old Dean's subsidiaries, and the real property owned by Old Dean and its subsidiaries).

     The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

     We are currently in compliance with all covenants contained in the credit agreement.

     Senior Notes -- Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

     - $95.7 million ($100 million face value), at 6.75% interest, maturing in 2005;

     - $250.6 million ($250 million face value), at 8.15% interest, maturing in 2007;

     - $187.3 million ($200 million face value), at 6.625% interest, maturing in 2009; and

     - $124.6 million ($150 million face value), at 6.9% interest, maturing in 2017.

     These notes were issued by Old Dean. The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Old Dean and its subsidiaries granting liens on their respective real estate interests and a prohibition against Old Dean granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on Old Dean's ability to divest assets not in the ordinary course of business.

     Receivable-Backed Loan -- On June 30, 2000 we entered into a $150.0 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose limited liability company intended to be bankruptcy-remote. The special purpose limited liability company then transfers the receivables to a third party asset-backed commercial paper conduit sponsored by a major financial institution. The sale of the subsidiary accounts receivable included the receivables existing on that date, as well as all receivables created by such subsidiaries thereafter. In February 2001, we increased the facility to $175.0 million and in June 2001, we further increased it to $250.0 million. In connection with our acquisition of Old Dean effective December 21, 2001, we increased the facility to $400.0 million.

     The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables-backed loan at December 31, 2001 was 2.29%.

     Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of December 31, 2001, approximately $37.5 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. The interest rate in effect on this loan at December 31, 2001 was 6.25%.

     Uncommitted Line of Credit -- On October 4, 2000, our Dairy Group entered into an agreement with First Union National Bank pursuant to which it could borrow up to $20.0 million from time to time on an uncommitted basis. This line of credit was terminated when our former credit facilities were repaid on December 21, 2001.

                               DEAN FOODS COMPANY

     Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with currently outstanding lines of credit separate from the credit facilities described above. Leche Celta's principal line of credit, which is in the principal amount of 2.5 billion pesetas (as of December 31, 2001 approximately $13.4 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. At December 31, 2001, $2.3 million was drawn on this line of credit at an average interest rate of 4.8%.

     Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at December 31, 2001 ranged from 1.02% to 6.63%.

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

     Scheduled Maturities -- The scheduled maturities of long-term debt, which include capitalized lease obligations, at December 31, 2001, were as follows (in thousands):

2002........................................................   $   96,972
2003........................................................      155,181
2004........................................................      571,956
2005........................................................      279,528
2006........................................................      197,535
Thereafter..................................................    1,809,114
                                                               ----------
          Subtotal..........................................   $3,110,286
          Less discount on senior notes.....................      (41,789)
                                                               ----------
          Total outstanding debt............................   $3,068,497
                                                               ==========

     Letters of Credit -- At December 31, 2001 there were $30.4 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, we had at December 31, 2001 approximately $71.1 million of letters of credit with three other banks that were issued but undrawn. These were required by various utilities and government entities for performance and insurance guarantees.

     Interest Rate Agreements -- We have interest rate swap agreements in place that have been designated as hedges against variable interest rate exposure on loans under our senior credit facility.

     These swap agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

                               DEAN FOODS COMPANY

     The following table summarizes our various interest rate agreements:

                                                                       NOTIONAL AMOUNTS
                                                                       -----------------
FIXED INTEREST RATES                                 EXPIRATION DATE    2001      2000
--------------------                                 ---------------   -------   -------
                                                                         (IN MILLIONS)
4.90% to 4.93%.....................................   December 2002    $275.0
6.07% to 6.24%.....................................   December 2002     325.0    $325.0
6.08% to 6.11%.....................................       June 2003                50.0
6.23%..............................................       June 2003      50.0
6.69%..............................................   December 2004     100.0
6.69% to 6.74%.....................................   December 2005     100.0
6.78%..............................................   December 2006      75.0

     In connection with the termination of our former credit facilities in connection with the Old Dean acquisition, derivative agreements that were outstanding upon such termination were redesignated as hedges under the new senior credit facility. For a discussion of the treatment of derivative agreements effective January 1, 2001 see Note 1 to our Consolidated Financial Statements. See Note 20 to our Consolidated Financial Statements for a disclosure of the fair value of our interest rate derivative agreements.

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

FIXED INTEREST RATES   EXPIRATION DATE                    NOTIONAL AMOUNTS
--------------------   ---------------   --------------------------------------------------
5.54%.......            November 2003    1,500,000,000 pesetas (approximately $8.0 million
                                         as of December 31, 2001)
5.6%........            November 2004    2,000,000,000 pesetas (approximately $10.7 million
                                         as of December 31, 2001)

     We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

11.  MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES

     On March 24, 1998, we issued $600.0 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust subsidiary in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust issued preferred securities are convertible at the option of the holders into an aggregate of approximately 7.7 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $78.25 (equivalent to a conversion rate of .6390 shares per security). These preferred securities are also redeemable, at our option, at any time after April 2, 2001 at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

12. STOCKHOLDERS' EQUITY

     Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

                               DEAN FOODS COMPANY

     Stock Option and Restricted Stock Plans -- We currently have two stock option plans with shares remaining available for issuance. These plans, our 1997 Stock Option and Restricted Stock Plan and the 1989 Dean Foods Company Stock Option Plan (which we adopted upon completion of our acquisition of Old Dean), provide for grants of stock options, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of approximately 12.5 million and 1.9 million shares, respectively. Approximately 7.1 million shares remained available for issuance under the plans as of March 25, 2002. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

     The following table summarizes the status of our stock-based compensation programs:

                                                                        WEIGHTED AVERAGE
                                                           OPTIONS       EXERCISE PRICE
                                                          ----------    ----------------
Outstanding at December 31, 1998........................   4,707,871         $30.56
  Granted...............................................   1,078,169          35.22
  Canceled..............................................    (208,021)         42.70
  Exercised.............................................    (980,768)         15.13
                                                          ----------
Outstanding at December 31, 1999........................   4,597,251         $34.68
  Granted...............................................   1,366,900          38.27
  Canceled..............................................    (206,701)         42.21
  Exercised.............................................  (1,231,179)         20.79
                                                          ----------
Outstanding at December 31, 2000........................   4,526,271         $38.96
  Granted...............................................   1,244,150          43.67
  Options issued to Old Dean option holders.............   2,685,112          46.16
  Canceled..............................................    (290,818)         46.40
  Exercised.............................................  (1,132,785)         38.96
                                                          ----------
  Outstanding at December 31, 2001......................   7,031,930         $42.32
                                                          ==========
Exercisable at December 31, 1999........................   2,927,217         $30.17
Exercisable at December 31, 2000........................   2,400,853          38.50
Exercisable at December 31, 2001(1).....................   4,851,092(1)       43.14

---------------

(1) In connection with our acquisition of Old Dean, all options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 2.7 million shares of our common stock. Also, the acquisition triggered certain "change in control" rights contained in the option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 809,000 shares were surrendered. See Note 2 to our Consolidated Financial Statements.

                               DEAN FOODS COMPANY

     The following table summarizes information about options outstanding and exercisable at December 31, 2001:

                                   OPTIONS OUTSTANDING
                    -------------------------------------------------        OPTIONS EXERCISABLE
                                  WEIGHTED-AVERAGE                      ------------------------------
     RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
  EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ---------------   -----------   ----------------   ----------------   -----------   ----------------
  $   0 to $17.25      136,350          3.91              $12.24           136,350         $12.24
   20.25 to 29.88      608,680          4.99              $28.11           608,680         $28.11
   30.41 to 43.71    4,383,100          6.79              $39.44         2,243,892         $38.63
   48.54 to 53.10      967,314          5.69              $49.79           935,384         $49.82
   58.00 to 73.64      936,486          5.39              $61.73           926,786         $61.75

     We have elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers or directors. Accordingly, no compensation expense has been recognized since stock options granted were at exercise prices which approximated or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for Stock-Based Compensation, our pro forma net income and net income per common share would have been the amounts indicated below:

                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                  2001           2000           1999
                                               ----------     ----------     ----------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Compensation cost............................  $   27,750     $   27,278     $   18,861
Net income:
  As reported................................     109,830        118,719        109,731
  Pro forma..................................      92,209        104,272         98,245
Net income per share:
  As reported -- basic.......................        3.90           4.21           3.34
  As reported -- diluted.....................        3.56           3.82           3.13
  Pro forma -- basic.........................        3.28           3.70           2.99
  Pro forma -- diluted.......................        3.08           3.43           2.86
Stock option share data:
  Stock options granted during period........   1,244,150      1,366,900      1,078,169
  Weighted average option fair value.........  $    22.30(a)  $    20.57(b)  $    18.00(c)

---------------

(a) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 4.51% to 5.19% based on the yield of seven-year U.S. Treasury securities.

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

                               DEAN FOODS COMPANY

     Rights Plan -- On February 27, 1998, our Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Dean Foods Company. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $210.00, with a market value of up to two times the exercise price. At any time prior to such date, a required majority may redeem the rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our Board of Directors extends the term of, or redeems, the rights.

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

                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2001          2000          1999
                                                -----------   -----------   -----------
Basic EPS computation:
  Numerator:
     Income from continuing operations........  $   115,593   $   113,751   $   108,827
  Denominator:
     Average common shares....................   28,151,398    28,195,043    32,861,218
  Basic EPS from continuing operations........  $      4.10   $      4.03   $      3.31

Diluted EPS computation:
  Numerator:
     Income from continuing operations........  $   115,593   $   113,751   $   108,827
     Net effect on earnings from assumed
       conversion of mandatorily redeemable
       convertible preferred securities.......       21,324        21,334        24,501
                                                -----------   -----------   -----------
     Income applicable to common stock........  $   136,917   $   135,085   $   133,328
                                                ===========   ===========   ===========
  Denominator:
     Average common shares -- basic...........   28,151,398    28,195,043    32,861,218
     Stock option conversion..................    1,073,893       793,680       901,151
     Dilutive effect of assumed conversion of
       mandatorily redeemable convertible
       preferred securities...................    7,666,783     7,682,541     9,096,123
                                                -----------   -----------   -----------
Average common shares -- diluted..............   36,892,074    36,671,264    42,858,492
                                                ===========   ===========   ===========
Diluted EPS from continuing operations........  $      3.71   $      3.68   $      3.11

                               DEAN FOODS COMPANY

     Share Repurchases -- On September 15, 1998, our Board of Directors authorized an open market share repurchase program of up to $100.0 million of our common stock. On September 28, 1999, the Board increased the program by $100.0 million to $200.0 million and on November 17, 1999 authorized a further increase to $300.0 million. We fulfilled the $300.0 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100.0 million to $400.0 million. On November 2, 2000 the Board authorized a further increase to $500.0 million. Set forth in the chart below is a summary of the stock we have repurchased pursuant to this program through December 31, 2001.

PERIOD                                            NO. OF SHARES REPURCHASED   PURCHASE PRICE
------                                            -------------------------   --------------
Third Quarter 1998..............................          1,000,000           $ 30.4 million
Fourth Quarter 1998.............................            510,400             15.6 million
Second Quarter 1999.............................             79,700              3.0 million
Third Quarter 1999..............................          1,850,515             66.7 million
Fourth Quarter 1999.............................          3,486,508            128.4 million
First Quarter 2000..............................            688,800             27.2 million
Second Quarter 2000.............................            966,065             42.2 million
Third Quarter 2000..............................          1,587,000             77.0 million
Fourth Quarter 2000.............................             40,000              2.1 million
First Quarter 2001..............................            123,334              6.1 million
                                                         ----------           --------------
          Total.................................         10,332,322           $398.7 million
                                                         ==========           ==============

     As of March 25, 2002, $101.3 million remains available for spending under this program.

     Repurchased shares are treated as effectively retired in the consolidated financial statements.

                               DEAN FOODS COMPANY

13.  OTHER COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 2001 and 2000 are included below.

                                                                 TAX BENEFIT
                                                      PRE-TAX     (EXPENSE)
                                                       INCOME    AND MINORITY     NET
                                                       (LOSS)      INTEREST      AMOUNT
                                                      --------   ------------   --------
                                                                (IN THOUSANDS)
Accumulated other comprehensive income, January 1,
  2000..............................................  $(11,152)    $  4,714     $ (6,438)
Cumulative translation adjustment...................    (2,381)         931       (1,450)
Reclassification adjustment for disposal............    11,139       (4,362)       6,777
                                                      --------     --------     --------
Accumulated other comprehensive income, December 31,
  2000..............................................  $ (2,394)    $  1,283     $ (1,111)
Cumulative translation adjustment...................    (3,676)       1,444       (2,232)
Cumulative effect of accounting change..............   (16,278)       9,875       (6,403)
Net change in fair value of derivative
  instruments.......................................   (44,844)      28,474      (16,370)
Amounts reclassified to income statement related to
  derivatives.......................................    17,230      (10,298)       6,932
Reclassification of minority interest portion on
  derivative fair values............................                (10,033)     (10,033)
Minimum pension liability adjustment................    (1,059)         433         (626)
                                                      --------     --------     --------
Accumulated other comprehensive income, December 31,
  2001..............................................  $(51,021)    $ 21,178     $(29,843)
                                                      ========     ========     ========

14.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2001, 2000 and 1999, our retirement and profit sharing plan expenses were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001      2000      1999
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Defined benefit plans..................................  $  1,277   $ 2,482   $ 3,994
Defined contribution plans.............................    15,821     6,792     7,572
Multi-employer pension plans...........................     5,671     5,599     4,937
                                                         --------   -------   -------
                                                         $ 22,769   $14,873   $16,503
                                                         ========   =======   =======

     Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

                               DEAN FOODS COMPANY

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $   89,370      $71,673
  Service cost..............................................       1,594        2,274
  Interest cost.............................................       6,671        6,573
  Assumption change.........................................         620
  Plan amendments...........................................          60        1,381
  Actuarial (gain) loss.....................................       4,346        1,802
  Acquisitions..............................................     186,506       18,724
  Divestitures..............................................        (580)      (1,412)
  Benefits paid.............................................      (7,149)      (7,994)
  Plan curtailments.........................................        (285)      (3,727)
  Plan settlements..........................................        (981)
  Other.....................................................         109           76
                                                              ----------   ----------
Benefit obligation at end of year...........................     280,281       89,370
                                                              ----------   ----------
Change in plan assets:
Fair value of plan assets at beginning of year..............      92,753       79,166
  Actual return on plan assets..............................      (5,150)       1,221
  Acquisitions..............................................      99,012       18,644
  Divestitures..............................................        (609)
  Employer contribution.....................................         579        1,679
  Plan settlements..........................................      (1,270)
  Benefits paid.............................................      (7,149)      (7,994)
  Other.....................................................          85           37
                                                              ----------   ----------
Fair value of plan assets at end of year....................     178,251       92,753
                                                              ----------   ----------
Funded status...............................................    (102,030)       3,383
  Unrecognized net transition obligation....................         573        1,317
  Unrecognized prior service cost...........................       2,803        2,596
  Unrecognized net (gain)loss...............................       9,976       (7,799)
  Minimum liability adjustment..............................      (2,809)      (1,651)
                                                              ----------   ----------
Net amount recognized.......................................  $  (91,487)     $(2,154)
                                                              ==========   ==========
Amounts recognized in the consolidated balance sheets at
  December 31 of each year consist of:
Prepaid benefit cost........................................  $    2,335       $2,125
Accrued benefit liability...................................     (95,650)      (4,279)

                               DEAN FOODS COMPANY

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Intangible asset............................................       1,202
Accumulated other comprehensive income......................         626
                                                              ----------   ----------
Net amount recognized.......................................  $  (91,487)     $(2,154)
                                                              ==========   ==========
Weighted-average assumptions as of December 31:
Discount rate...............................................        7.25%        7.75%
Expected return on plan assets..............................   6.75-9.00%   6.75-9.50%
Rate of compensation increase...............................      0-5.00%      0-5.00%

                                                                 DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Components of net periodic benefit cost (income):
  Service cost..........................................  $ 1,594   $ 2,274   $ 4,151
  Interest cost.........................................    6,671     6,573     5,052
  Expected return on plan assets........................   (7,647)   (8,204)   (6,157)
  Amortization of unrecognized transition obligation....      106       140       188
  Amortization of prior service cost....................      207       147       138
  Amortization of unrecognized net gain.................      (47)     (622)       (3)
  Recognized net actuarial (gain) loss from
     curtailment........................................      311    (3,899)
  Recognized net loss from divestitures.................      148
                                                          -------   -------   -------
Net periodic benefit cost (income)......................  $ 1,343   $(3,591)  $ 3,369
                                                          =======   =======   =======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $82.8 million, $81.3 million, and $67.8 million, respectively, as of December 31, 2001, and $32.7 million, $32.7 million and $30.4 million, respectively, as of December 31, 2000, excluding pension plans related to our disposed U.S. packaging operations.

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

                               DEAN FOODS COMPANY

15.  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

     The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $    6,892     $ 5,156
  Service cost..............................................         140          29
  Interest cost.............................................         504         450
  Actuarial loss............................................       2,124       1,340
  Plan amendments...........................................      (2,111)       (566)
  Acquisitions..............................................      13,793       1,110
  Participant contributions.................................         157
  Assumption charge.........................................        (222)
  Benefits paid.............................................        (672)       (627)
                                                              ----------   ---------
Benefit obligation at end of year...........................      20,605       6,892
Fair value of plan assets at end of year....................          --          --
                                                              ----------   ---------
Funded status...............................................     (20,605)     (6,892)
  Unrecognized prior service cost...........................      (2,633)       (566)
  Unrecognized net loss.....................................       2,106         218
                                                              ----------   ---------
Net amount recognized -- accrued benefit liability..........  $  (21,132)    $(7,240)
                                                              ==========   =========
Weighted-average assumptions as of December 31:
Discount rate...............................................        7.25%       7.75%
Health care inflation:
Initial rate................................................  8.00-11.00%  7.12-9.50%
Ultimate rate...............................................   5.00-6.00%  5.00-6.00%
Year of ultimate rate achievement...........................   2008-2015   2005-2015

                                                                 DECEMBER 31,
                                                              ------------------
                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Components of net periodic benefit cost:
Service and interest cost...................................  $644   $479   $278
Amortization of unrecognized net gain.......................   (43)   (51)   (40)
Amortization of prior service cost..........................   (43)
Recognized actuarial loss...................................   217     65
                                                              ----   ----   ----
Net periodic benefit cost...................................  $775   $493   $238
                                                              ====   ====   ====

                               DEAN FOODS COMPANY

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...       $109            $ (99)
Effect on post-retirement obligation......................        987             (921)

16.  PLANT CLOSING COSTS

     Plant Closing Costs -- As part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs during 2001, 2000 and 1999 in the amount of $9.6 million, $3.4 million and $12.6 million, respectively. In addition, our share of Consolidated Container Company's restructuring charges were expenses of $1.7 million, income of $0.8 million, and expenses of $4.9 million during 2001, 2000 and 1999, respectively. These amounts were reported as an adjustment to equity in earnings of unconsolidated affiliates.

     During 2001, we recorded charges related to the closing of three plants with consolidation of production into other plants.

     The charges recorded for our integration and cost reduction programs in 2000 reflect several approved efficiency and integration efforts including restructuring of our corporate office departments, elimination of a production shift and certain maintenance activities at our Puerto Rico operations, and closing of our Hartford, Connecticut plant.

     During 1999, we recorded charges related to the closing of four plants with consolidation of production into other plants, the disposition of a small cheese processing plant, consolidation of administrative offices within one of our regions and severance costs incurred at the corporate office as well as our European and Puerto Rico operations.

     The principal components of these plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 198 people in 2001, 205 people in 2000 and 315 people in 1999, who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All employees had been terminated as of December 31, 2001; however, certain payment obligations remain;

     - Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

     - Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

                               DEAN FOODS COMPANY

     Activity with respect to plant closing and other non-recurring costs for 2001 is summarized below:

                                             BALANCE AT                          BALANCE AT
                                            DECEMBER 31,                        DECEMBER 31,
                                                2000       CHARGES   PAYMENTS       2001
                                            ------------   -------   --------   ------------
                                                             (IN THOUSANDS)
Cash charges:
  Workforce reduction costs...............     $1,179      $1,088    $(1,599)      $  668
  Shutdown costs..........................        363         624       (527)         460
  Lease obligations after shutdown........        118         183       (182)         119
  Other...................................                    843       (590)         253
                                               ------      ------    -------       ------
Subtotal..................................     $1,660       2,738    $(2,898)      $1,500
                                               ======                =======       ======
Noncash charges:
  Write-down of property, plant and
     equipment............................                  6,812
                                                           ------
Total charges.............................                 $9,550
                                                           ======

     Activity with respect to plant closing and other non-recurring costs for 2000 is summarized below:

                                             BALANCE AT                          BALANCE AT
                                            DECEMBER 31,                        DECEMBER 31,
                                                1999       CHARGES   PAYMENTS       2000
                                            ------------   -------   --------   ------------
                                                             (IN THOUSANDS)
Cash charges:
  Workforce reduction costs...............     $3,073      $2,176    $(4,070)      $1,179
  Shutdown costs..........................        468         564       (669)         363
  Lease obligations after shutdown........        438          95       (415)         118
  Other...................................         40         159       (199)
                                               ------      ------    -------       ------
Subtotal..................................     $4,019       2,994    $(5,353)      $1,660
                                               ======                =======       ======
Noncash charges:
  Write-down of property, plant and
     equipment............................                    394
                                                           ------
Total charges.............................                 $3,388
                                                           ======

     There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at December 31, 2001 are expected to be completed within a year.

     Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrued costs in 2001 and 2000 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Southern Foods. Production from these plants was moved to our other facilities. We also have implemented plans to shut down plants and administrative offices in connection with our acquisition of Old Dean. We will continue to finalize and implement our initial integration and rationalization plans and expect to refine our estimate of amounts in our purchase price allocations associated with these plans.

     The principal components of the plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 557 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of December 31, 2001, 481 employees had not yet been terminated;

                               DEAN FOODS COMPANY

     - Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

     Activity with respect to these acquisition liabilities for 2001 is summarized below:

                                             ACCRUED                              ACCRUED
                                            CHARGES AT                           CHARGES AT
                                           DECEMBER 31,                         DECEMBER 31,
                                               2000       ACCRUALS   PAYMENTS       2001
                                           ------------   --------   --------   ------------
                                                            (IN THOUSANDS)
Workforce reduction costs................     $  997      $19,357    $  (325)     $20,029
Shutdown costs...........................      7,271        8,647     (3,297)      12,621
                                              ------      -------    -------      -------
Total....................................     $8,268      $28,004    $(3,622)     $32,650
                                              ======      =======    =======      =======

     Activity with respect to these acquisition liabilities for 2000 is summarized below:

                                             ACCRUED                              ACCRUED
                                            CHARGES AT                           CHARGES AT
                                           DECEMBER 31,                         DECEMBER 31,
                                               1999       ACCRUALS   PAYMENTS       2000
                                           ------------   --------   --------   ------------
                                                            (IN THOUSANDS)
Workforce reduction costs................      $624       $ 1,268    $  (895)      $  997
Shutdown costs...........................       332         9,735     (2,796)       7,271
                                               ----       -------    -------       ------
Total....................................      $956       $11,003    $(3,691)      $8,268
                                               ====       =======    =======       ======

17.  OTHER OPERATING (INCOME) EXPENSE

     During the fourth quarter of 2001, we recognized a net of $17.3 million of other operating income which includes the following:

     - A gain of $47.5 million on the divestiture of the 11 plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean. The gain represented the difference between fair value and the carrying value of the plants;

     - An expense of $28.5 million resulting from a payment to Dairy Farmers of America as consideration for certain modifications to our existing milk supply arrangements; and

     - An expense of $1.7 million resulting from the impairment in value of a water plant.

     During the fourth quarter of 2000, we recognized $7.5 million of other operating expense associated with a settlement with the Department of Justice (the "DOJ") related to certain activities of West Lynn Creamery. The activities alleged by the DOJ occurred prior to our acquisition of West Lynn Creamery in June 1998.

                               DEAN FOODS COMPANY

18.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Cash paid for interest and financing charges, net of
  capitalized interest................................  $139,984   $142,205   $87,548
Cash paid for taxes...................................    24,983     31,883    40,003
Noncash transactions:
  Issuance of common stock in connection with business
     acquisitions.....................................   739,366         --     3,193
  Issuance of subsidiary preferred and common
     securities in connection with two acquisitions...        --    340,336    18,500
  Operations of 11 plants in connection with
     acquisition of minority interest.................   287,989         --        --
  Issuance of subordinated contingent promissory note
     in connection with acquisition of minority
     interest.........................................    40,000         --        --

19.  COMMITMENTS AND CONTINGENCIES

     Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $87.3 million, $66.9 million, and $45.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Buildings and improvements..................................  $11,251   $ 2,102
Machinery and equipment.....................................    4,666    10,770
Less accumulated amortization...............................   (1,973)   (4,267)
                                                              -------   -------
                                                              $13,944   $ 8,605
                                                              =======   =======

                               DEAN FOODS COMPANY

     Future minimum payments at December 31, 2001, under non-cancelable capital and operating leases with terms in excess of one year are summarized below:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2002........................................................  $ 3,750   $ 66,946
2003........................................................    2,184     63,248
2004........................................................    1,829     50,047
2005........................................................    3,025     42,823
2006........................................................      100     31,379
Thereafter..................................................      108    103,427
                                                              -------   --------
Total minimum lease payments................................   10,996   $357,870
                                                                        ========
Less amount representing interest...........................   (1,100)
                                                              -------
Present value of capital lease obligations..................  $ 9,896
                                                              =======

     Guaranty of Certain Indebtedness of Consolidated Container Company -- We own a 43.1% interest in Consolidated Container Company ("CCC"), the nation's largest manufacturer of rigid plastic containers and our primary supplier of plastic bottles and bottle components. During 2001, as a result of various operational difficulties, CCC became unable to comply with the financial covenants in its credit facility. In February 2002, CCC's lenders agreed to restructure the credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's debt. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guaranty. The guaranty, which expires on January 5, 2003, is limited in amount to the lesser of (1) 49% of the principal, interest and fees of CCC's "Tranche 3" revolver, and (2) $10 million. CCC's "Tranche 3" revolver can only be drawn upon by CCC when its Tranche 1 and Tranche 2 revolvers are fully drawn. If CCC draws on the Tranche 3 revolver, no voluntary pre-payments may be made on the Tranche 1 and 2 revolvers until the Tranche 3 revolver is fully re-paid. Our guaranty cannot be drawn upon until the Tranche 3 loan is due and payable (whether at its January 5, 2003 maturity or by acceleration), and no more than one demand for payment may be made by the banks. We have entered into an agreement with Alan Bernon and Peter Bernon, who collectively own 6% of CCC, pursuant to which, collectively, they have agreed to reimburse us for 12% of any amounts paid by us under the guaranty.

     Contingent Obligations Related to Milk Supply Arrangements and Divested Operations -- On December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of (1) approximately $145.4 million in cash,
(2) a contingent promissory note in the original principal amount of $40.0 million, and (3) the operations of 11 plants located in nine states where we and Old Dean had overlapping operations (which plants were actually transferred to National Dairy Holdings, L.P., as assignee of DFA). As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a certain period of time after the completion of the Old Dean acquisition, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47.0 million. Specifically, the liquidated damages to DFA provision provides that:

     - If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean's plants by either (i) the end of the 18th full month after December 21, 2001, or (ii) with respect to certain other plants, the end of the 6th full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

                               DEAN FOODS COMPANY

     - If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

we must pay DFA liquidated damages determined and paid on a plant-by-plant basis, based generally on the amount of raw milk used by that plant. Liquidated damages would be payable in arrears in equal, quarterly installments over a 5-year period, without interest. If we are required to pay any such liquidated damages, the principal amount of the $40.0 million contingent promissory note will be reduced by an amount equal to 25% of the liquidated damages paid.

     The contingent promissory note is designed to ensure that DFA, one of our primary suppliers of raw milk, has the opportunity to retain our milk supply business for 20 years, or be paid for the loss of that business. The contingent promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash. Instead, interest will be added to the principal amount of the note annually, up to a maximum principal amount of $96.0 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest.

     We retained certain liabilities of the businesses of the 11 plants divested to National Dairy Holdings, where those liabilities were deemed to be "non-ordinary course" liabilities. We also have the obligation to indemnify National Dairy Holdings for any damages incurred by it in connection with those retained liabilities, or in connection with any breach of the divestiture agreement. We do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material. We believe we have created adequate reserves for any such potential liability.

     Litigation, Investigations and Audits -- We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have created adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2001 and 2000. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.

     We have senior notes with an aggregate face value of $700.0 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2001. These notes were issued by Old Dean prior to our acquisition of Old Dean, and were marked to fair value in our purchase price allocation.

                               DEAN FOODS COMPANY

     We have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments and our senior notes were determined based on current values for similar instruments with similar terms. The following table presents the carrying value and fair value of our senior notes and interest rate agreements at December 31:

                                               2001                             2000
                                  ------------------------------   ------------------------------
                                   CARRYING VALUE     FAIR VALUE    CARRYING VALUE     FAIR VALUE
                                    OF LIABILITY      LIABILITY        OF ASSET        LIABILITY
                                  -----------------   ----------   -----------------   ----------
                                                          (IN THOUSANDS)
Senior notes....................      $(658,211)      $(658,211)
Interest rate agreements........        (44,140)        (44,140)        $3,696          $(16,278)

21.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     We currently have three reportable segments: Dairy Group, Morningstar Foods and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. Morningstar Foods manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, specialty products such as lactose-reduced milk, soy milk and extended shelf-life milks, as well as certain other refrigerated and extended shelf-life products. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings. We obtained Specialty Foods as part of our acquisition of Old Dean on December 21, 2001; therefore the sales and operating income listed below represent only the last few days of December 2001. Our Puerto Rico and Spanish operations do not meet the definition of a segment and are reported in "Corporate/ Other."

     Prior to the third quarter of 1999, we had a Packaging segment. As a result of the sale of a majority interest in our U.S. plastic packaging operations effective July 2, 1999, as discussed in Note 4, we no longer have a reportable packaging segment under current accounting rules. However, two small packaging businesses have been included in the packaging segment until their disposition in March and May 2000.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

     We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items reported in segment profit or loss other than depreciation and amortization and the $47.5 million gain on the divestiture of the 11 plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean which is reported in our Dairy Group segment in 2001. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Net sales from external customers:
  Dairy Group....................................  $5,051,672   $4,660,329   $3,101,800
  Morningstar Foods..............................     766,922      704,246      655,159
  Specialty Foods................................      18,709
  Packaging......................................                   42,286      489,814
  Corporate/Other................................     392,813      349,442      235,226
                                                   ----------   ----------   ----------
  Total..........................................  $6,230,116   $5,756,303   $4,481,999
                                                   ==========   ==========   ==========

                               DEAN FOODS COMPANY

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Intersegment sales:
  Dairy Group....................................  $   14,133   $   14,680   $    8,838
  Morningstar Foods..............................      90,476       60,213       19,370
  Specialty Foods................................
  Packaging......................................                                18,674
  Corporate/Other................................
                                                   ----------   ----------   ----------
  Total..........................................  $  104,609   $   74,893   $   46,882
                                                   ==========   ==========   ==========
Operating income:
  Dairy Group(1).................................  $  323,755   $  289,630   $  164,575
  Morningstar Foods(2)...........................     104,294      100,944       83,641
  Specialty Foods................................       2,168
  Packaging(3)...................................                      415       50,402
  Corporate/Other(4).............................     (35,776)     (22,926)     (21,744)
                                                   ----------   ----------   ----------
  Total..........................................     394,441      368,063      276,874
Other (income) expense:
  Interest expense and financing charges.........     135,368      146,181       87,817
  Equity in (loss) earnings of unconsolidated
     affiliates..................................      23,620      (11,453)      (2,630)
  Other (income) expense, net....................       4,690         (630)      (1,416)
                                                   ----------   ----------   ----------
  Consolidated earnings before tax...............  $  230,763   $  233,965   $  193,103
                                                   ==========   ==========   ==========
Depreciation and amortization:
  Dairy Group....................................  $  113,780   $  105,717   $   64,046
  Morningstar Foods..............................      24,574       22,849       19,644
  Specialty Foods................................         353
  Packaging......................................                    1,529       23,020
  Corporate/Other................................      16,180       14,888        9,935
                                                   ----------   ----------   ----------
  Total..........................................  $  154,887   $  144,983   $  116,645
                                                   ==========   ==========   ==========
Assets:
  Dairy Group....................................  $4,922,224   $2,912,231   $1,750,389
  Morningstar Foods..............................     858,656      424,819      458,450
  Specialty Foods................................     625,382
  Packaging......................................                               196,792
  Corporate/Other................................     325,635      443,428      253,291
                                                   ----------   ----------   ----------
  Total..........................................  $6,731,897   $3,780,478   $2,658,922
                                                   ==========   ==========   ==========

                               DEAN FOODS COMPANY

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Capital expenditures:
  Dairy Group....................................  $   89,125   $   90,901   $  104,023
  Morningstar Foods..............................      37,401       28,162       20,344
  Specialty Foods................................
  Packaging......................................                    1,313       23,650
  Corporate/Other................................      10,718       16,500       39,625
                                                   ----------   ----------   ----------
  Total..........................................  $  137,244   $  136,876   $  187,642
                                                   ==========   ==========   ==========

---------------

(1) Operating income includes plant closing and other non-recurring charges of $9.6 million, $2.1 million and $8.7 million in 2001, 2000 and 1999, respectively. Operating income in 2001 includes a gain of $47.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods, an expense of $28.5 million resulting from certain changes to our milk supply agreements, and an impairment charge of $1.7 million on a water plant. Operating income in 2000 includes litigation settlement costs of $7.5 million.

(2) Operating income includes plant closing and other non-recurring charges of $0.5 million in 1999.

(3) Included in operating income are plant closing and other non-recurring charges of $0.2 million in 1999.

(4) Operating income includes plant closing and other non-recurring charges of $1.3 million, and $3.2 million in 2000 and 1999, respectively.

                                         REVENUES                    LONG-LIVED ASSETS
                           ------------------------------------   -----------------------
                              2001         2000         1999         2001         2000
                           ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS)
Geographic Information
  United States..........  $5,837,302   $5,364,575   $4,002,144   $4,987,908   $2,723,408
  Puerto Rico............     221,794      226,661      235,226      124,079      127,487
  Europe.................     171,020      165,067      244,629      118,022      111,611
                           ----------   ----------   ----------   ----------   ----------
     Total...............  $6,230,116   $5,756,303   $4,481,999   $5,230,009   $2,962,506
                           ==========   ==========   ==========   ==========   ==========

     We have no one customer within any segment which represents greater than ten percent of our consolidated revenues.

                               DEAN FOODS COMPANY

22.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 2001 and 2000:

                                                            QUARTER
                                       -------------------------------------------------
                                         FIRST        SECOND       THIRD        FOURTH
                                       ----------   ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001:
Net sales............................  $1,474,352   $1,527,074   $1,555,731   $1,672,959
Gross profit.........................     356,515      363,127      360,296      400,078
Income before extraordinary items and
  cumulative effect of accounting
  change(1)..........................      23,517       34,603       29,422       28,051
Net income(1)........................      22,071(2)     34,603      29,422       23,734(3)
Basic earnings per common share(4):
  Income before extraordinary items
     and cumulative effect of
     accounting change...............        0.86         1.26         1.06         0.94
  Net income.........................        0.81         1.26         1.06         0.80
Diluted earnings per common share(4):
  Income before extraordinary items
     and cumulative effect of
     accounting change...............        0.81         1.11         0.95         0.86
  Net income.........................        0.77         1.11         0.95         0.75

2000:
Net sales............................  $1,394,141   $1,434,354   $1,439,947   $1,487,861
Gross profit.........................     340,158      360,218      354,320      371,540
Income before extraordinary
  gain(5)............................      20,594       33,533       31,189       28,435
Net income(5)........................      25,562(6)     33,533      31,189       28,435
Basic earnings per common share(4):
  Income before extraordinary gain...        0.71         1.16         1.13         1.05
  Net income.........................        0.88         1.16         1.13         1.05
Diluted earnings per common share(4):
  Income before extraordinary gain...        0.69         1.04         1.01          .95
  Net income.........................        0.82         1.04         1.01          .95

---------------

(1) The results for the first, third and fourth quarters include plant closing and other non-recurring charges, net of minority interest when applicable, of $0.3 million, $1.0 million and $4.5 million, respectively. Results in the fourth quarter also include a gain of $29.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods, an expense of $17.4 million resulting from certain changes to our milk supply agreements, an impairment charge of $0.7 million, net of minority interest, on a water plant, a charge of $12.9 million related to the impairment of our investment in Consolidated Container, and a charge of $2.7 million resulting from the impairment of two small investments. All amounts are net of income taxes.

(2) Results for the first quarter of 2001 include a cumulative effect of accounting change expense of $1.4 million related to our adoption of FAS 133, Accounting for Derivative Instruments and Hedging Activities.

                               DEAN FOODS COMPANY

(3) Included in the results for the fourth quarter is an extraordinary loss of $4.3 million for the write-off of deferred financing costs related to the early retirement of our former credit facilities.

(4) Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(5) The results for the first, second, and third quarters of 2000 include plant closing and other non-recurring charges of $0.7 million, $0.8 million and $0.3 million respectively. Results in the fourth quarter include a charge of $5.0 million for litigation settlement costs and a gain of $0.4 million related to plant closing credits at Consolidated Container. All amounts are net of income tax and minority interest.

(6) Results for the first quarter of 2000 include an extraordinary gain related to interest rate derivatives which became unhedged, net of an extraordinary loss for the write-off of deferred financing costs.

23.  SUBSEQUENT EVENTS

     Stock Split -- On February 21, 2001, we announced that our Board of Directors has declared a two-for-one split of our common stock. The split will entitle shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The split will be effected after the close of business on April 23, 2002. Common shares outstanding, giving retroactive effect to the stock split, at December 31, 2001 and 2000 are 87.9 million shares and 54.6 million shares, respectively. Pro forma earnings per common share, giving retroactive effect to the stock split, are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Basic earnings per common share:
  Income before extraordinary gain (loss) and
     cumulative effect of accounting change......       $2.05        $2.02        $1.66
  Extraordinary gain (loss)......................        (.08)         .09          .01
  Cumulative effect of accounting change.........        (.02)
                                                   ----------   ----------   ----------
  Net income.....................................       $1.95        $2.11        $1.67
                                                   ==========   ==========   ==========
Diluted earnings per common share:
  Income before extraordinary gain (loss) and
     cumulative effect of accounting change......       $1.86        $1.84        $1.56
  Extraordinary gain (loss)......................        (.06)         .07          .01
  Cumulative effect of accounting change.........        (.02)
                                                   ----------   ----------   ----------
  Net income.....................................       $1.78        $1.91        $1.57
                                                   ==========   ==========   ==========
Shares used in per share calculations:
  Average common shares -- Basic.................  56,302,796   56,390,086   65,722,436
  Average common shares -- Diluted...............  73,784,148   73,342,528   85,716,984

                               DEAN FOODS COMPANY

     Hedging Transactions -- In March 2002, we entered into forward starting swaps that begin in December 2002 with a notional amount of $725.0 million and fixed interest rates ranging from 4.29% to 5.315%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility and under one of our subsidiary's term loans. These derivatives provide hedges for loans by limiting or fixing the interest rates specified in the senior credit facility or subsidiary term loan at the interest rates noted below until the indicated expiration dates of the interest rate derivative agreements.

FIXED INTEREST RATES                                          EXPIRATION DATE   NOTIONAL AMOUNTS
--------------------                                          ---------------   ----------------
4.29% to 4.6875%............................................   December 2003     $275.0 million
4.8525% to 4.855%...........................................   December 2004     $150.0 million
5.195% to 5.315%............................................   December 2005     $300.0 million

  Guarantee of Indebtedness of Consolidated Container Company -- In February 2002, we agreed to provide a limited guaranty of certain indebtedness of Consolidated Container Company. See Note 19, to our Consolidated Financial Statements.

24.  RELATED PARTY TRANSACTIONS

     Aircraft Leases -- On August 1, 2000, we entered into a five-year aircraft lease agreement with Neptune Colorado, LLC, a limited liability company owned by Gregg Engles (our Chief Executive Officer and Vice Chairman of the Board of Directors) and Pete Schenkel (President of our Dairy Group and also a member of our Board of Directors). Pursuant to the lease agreement, we agreed to lease an airplane from Neptune Colorado at a rate of $1,000 per hour for each hour of flight with a minimum of 40 hours of flight per month. We also pay a non-refundable equipment reserve charge equal to $83.10 per engine hour used during the term of the agreement. Reserve funds are used by the lessor for engine overhauls, removal or replacement during the term of the agreement. We are responsible for paying all taxes related to and insurance for the airplane, as well as all operating costs, crew salaries, benefits, landing and customs fees, hangar and storage charges and any fines or penalties arising from its operation or use of the airplane. We paid an aggregate of $0.6 million in 2001 and $0.2 million in 2000 to Neptune Colorado, LLC under the lease.

     In June 2001, we entered into a six-year aircraft lease agreement with Curan, LLC, a limited liability company also owned by Gregg Engles and Pete Schenkel. Pursuant to the lease agreement, we agreed to lease an airplane from Curan at a rate of $122,000 per month. We also must set up a non-refundable equipment reserve account, the amount of which will be determined periodically by a third party. Reserve funds are used by the lessor for engine overhauls, removal or replacement during the term of the agreement. We are responsible for paying all taxes related to and insurance for the airplane, as well as all operating costs, crew salaries, benefits, landing and customs fees, hangar and storage charges and any fines or penalties arising from its operation or use of the airplane. We paid an aggregate of $0.9 million to Curan, LLC during 2001 under the lease.

     Real Property Lease -- We lease the land for our Franklin, Massachusetts plant from a partnership in which Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon's family.) The lease payments totaled $0.6 million in each of 2001, 2000 and 1999.

     Purchases of Orange Juice Concentrate -- Some of our subsidiaries purchase a portion of their requirements for frozen concentrated orange juice from an entity in which Gregg Engles owns a limited partnership interest. We have no written agreement with the supplier. All purchases are based on purchase orders. We monitor the market price for frozen concentrated orange juice and purchase the product from the supplier offering the lowest price, inclusive of all charges. Our purchases from this supplier totaled approximately $0.0 in 2001, $0.1 million in 2000, and $1.8 million in 1999.

                               DEAN FOODS COMPANY

     Minority Interest in Consolidated Container Holding Company -- Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, together with his brother, Peter Bernon, own 12.0% of Franklin Plastics, Inc., which owns 49.1% of Consolidated Container Company ("CCC"). We own the remaining 88.0% of Franklin Plastics. In March 2002, we entered into an agreement with Alan Bernon and Peter Bernon pursuant to which they have agreed to reimburse us, collectively, for 12% of any amounts paid by us under our guaranty of a portion of CCC's indebtedness. See Note 19 for a description of the terms of the guaranty.

     Purchases of Raw Milk and Cream and Buy-Out of DFA -- We have entered into a series of milk supply agreements with Dairy Farmers of America, Inc. ("DFA"), which owned 33.8% of our Dairy Group through December 21, 2001, to supply certain of our plants with all of their milk requirements. The agreements generally specify that we pay DFA based on price announcements supplied by DFA from time to time, subject to certain limitations. We paid DFA approximately $1.79 billion in 2001 and $1.37 billion in 2000 for milk purchases under these agreements. We purchased DFA's interest in our Dairy Group for cash, the operations of 11 plants, and certain contingent obligations. See Notes 2 and 19.

     Consulting Fees -- During 2000 and 1999, we paid fees to Tex Beshears, a former officer and director, for acquisition consulting services related to certain completed acquisitions totaling $3.9 million and $0.5 million, respectively, which have been capitalized as part of the purchase price of the acquisitions. In 2000, we paid consulting fees of approximately $0.5 million to Peter Bernon, brother of Alan Bernon, for acquisition-related consulting services.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 30, 2002 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to our proxy statement (to be filed) for our May 30, 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our proxy statement (to be filed) for our May 30, 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 30, 2002 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following consolidated financial statements are filed as part of this report or are incorporated herein as indicated:

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   F-2
Consolidated Statements of Income for the years ended
  December 31, 2001 and 2000 and 1999.......................   F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999..............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report

     Schedule II -- Valuation and Qualifying Accounts

EXHIBITS

     See Index to Exhibits.

REPORTS ON FORM 8-K

     We filed no Current Reports on Form 8-K during the last quarter of 2001.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          By:     /s/ BARRY A. FROMBERG
                                            ------------------------------------
                                                     Barry A. Fromberg
                                                Executive Vice President and
                                                  Chief Financial Officer

Dated April 1, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                         TITLE                      DATE
                        ----                                         -----                      ----

                /s/ BARRY A. FROMBERG                     Principal Accounting Officer      April 1, 2002
 ---------------------------------------------------
                  Barry A. Fromberg


                 /s/ HOWARD M. DEAN                          Chairman of the Board          April 1, 2002
 ---------------------------------------------------
                   Howard M. Dean


                 /s/ GREGG L. ENGLES                    Chief Executive Officer and Vice    April 1, 2002
 ---------------------------------------------------         Chairman of the Board
                   Gregg L. Engles


                   /s/ ALAN BERNON                                  Director                April 1, 2002
 ---------------------------------------------------
                     Alan Bernon


                /s/ LEWIS M. COLLENS                                Director                April 1, 2002
 ---------------------------------------------------
                  Lewis M. Collens


                    /s/ TOM DAVIS                                   Director                April 1, 2002
 ---------------------------------------------------
                      Tom Davis


                /s/ STEPHEN L. GREEN                                Director                April 1, 2002
 ---------------------------------------------------
                  Stephen L. Green


                   /s/ JANET HILL                                   Director                April 1, 2002
 ---------------------------------------------------
                     Janet Hill


              /s/ JOSEPH S. HARDIN, JR.                             Director                April 1, 2002
 ---------------------------------------------------
                Joseph S. Hardin, Jr.


             /s/ JOHN S. LLEWELLYN, JR.                             Director                April 1, 2002
 ---------------------------------------------------
               John S. Llewellyn, Jr.

                        NAME                                         TITLE                      DATE
                        ----                                         -----                      ----


                    /s/ JOHN MUSE                                   Director                April 1, 2002
 ---------------------------------------------------
                      John Muse


                /s/ HECTOR M. NEVARES                               Director                April 1, 2002
 ---------------------------------------------------
                  Hector M. Nevares


                /s/ P. EUGENE PENDER                                Director                April 1, 2002
 ---------------------------------------------------
                  P. Eugene Pender


              /s/ J. CHRISTOPHER REYES                              Director                April 1, 2002
 ---------------------------------------------------
                J. Christopher Reyes


                  /s/ PETE SCHENKEL                                 Director                April 1, 2002
 ---------------------------------------------------
                    Pete Schenkel


                   /s/ JIM TURNER                                   Director                April 1, 2002
 ---------------------------------------------------
                     Jim Turner

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Foods Company
Dallas, Texas

     We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the "Company") (formerly known as Suiza Foods Corporation) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 4, 2002; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Dean Foods Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 4, 2002

                                                                     SCHEDULE II

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                              RECOVERIES
                        BALANCE                                                   OF        WRITE-OFF OF
                       BEGINNING   CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
YEAR                    OF YEAR      INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----                   ---------   ----------   ------------   ------------   -----------   -------------   -----------
                                                                (IN THOUSANDS)
1999.................   $19,303     $ 4,766       $ 1,646         $1,188         $158          $ 5,836        $18,849
2000.................    18,849      10,277         8,314          2,776          215           10,708         24,171
2001.................    24,171       5,326        17,871            469          170            8,285         38,784

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  2.1    --   Amended and Restated Reorganization Agreement (incorporated by reference from our Registration Statement on Form S-1
              (File No. 333-1858)).
  3.1    --   Amended and Restated Certificate of Incorporation (filed
              herewith).
  3.2    --   Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June
              30, 1999 (File No. 1-12755)).
  4.1    --   Specimen of Common Stock Certificate (filed herewith).
  4.2    --   Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-1858)).
  4.3    --   Rights Agreement dated March 6, 1998 among us and Harris
              Trust & Savings Bank, as rights agent, which includes as
              Exhibit A the Form of Rights Certificate (incorporated by
              reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
  4.4    --   Certificate of Trust related to our trust-issued preferred securities (incorporated by reference from our Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998
              (File No. 1-12755)).
  4.5    --   Amended and Restated Declaration of Trust related to our
              trust-issued preferred securities (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.6    --   Indenture for the 5.5% Convertible Subordinated Debentures,
              dated as of March 24, 1998, among us and Wilmington Trust
              Company, as Indenture Trustee (incorporated by reference
              from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.7    --   Form of 5.5% Preferred Securities (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.8    --   Form of 5.5% Convertible Subordinated Debenture
              (incorporated by reference from our Quarterly Report on Form
              10-Q for the quarter ended March 31, 1998 (File No.
              1-12755)).
  4.9    --   Preferred Securities Guarantee Agreement, dated as of March
              24, 1998, between us, as Guarantor, and Wilmington Trust
              Company, as Guarantee Trustee (incorporated by reference
              from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.10   --   Registration Rights Amendment, dated March 24, 1998, between us, Suiza Capital Trust II, and Donaldson, Lufkin, Jenrette
              Securities Corporation, Bear, Stearns & Co. Inc. and J.P.
              Morgan & Co. (incorporated by reference from our Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998
              (File No. 1-12755)).
*10.1    --   Fourth Amended and Restated 1997 Stock Option and Restricted
              Stock Plan (filed herewith).
 10.2    --   Form of First Amendment to the Fourth Amended and Restated
              1997 Stock Option and Restricted Stock Plan (filed herewith)
 10.3    --   1989 Dean Foods Stock Awards Plan (incorporated by reference from our definitive proxy statement/prospectus filed August,
              2001,)
*10.4    --   Executive Deferred Compensation Plan (incorporated by
              reference from our Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1999 (File No. 1-12755)).
*10.5    --   Third Amended and Restated 1997 Employee Stock Purchase Plan
              (filed herewith).
 10.6    --   Stockholders Agreement dated July 31, 1997 among us,
              Franklin Plastics, Peter M. Bernon and Alan J. Bernon
              (incorporated by reference from our Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997, as amended on
              October 24, 1997 (File No. 1-12755)).
 10.7    --   Contribution and Merger Agreement by and among Suiza Foods
              Corporation, Franklin Plastics, Inc. and affiliates, Vestar
              Packaging LLC, Reid Plastics Holdings, Inc. and affiliates,
              Consolidated Container Holdings LLC, Consolidated Container
              Company LLC and Reid Plastics Group LLC dated as of April
              29, 1999, as amended (incorporated by reference from our
              Current Report on Form 8-K dated July 19, 1999, File No.
              1-12755).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.8    --   Amendment No. 1 to Contribution and Merger Agreement dated
              June 28, 1999 (incorporated by reference from our Current
              Report on Form 8-K dated July 19, 1999, File No. 1-12755).
 10.9    --   Amended and Restated Limited Liability Company Agreement of
              Consolidated Container Holdings, LLC (incorporated by
              reference from our Current Report on Form 8-K dated July 19,
              1999, File No. 1-12755).
 10.10   --   Amended and Restated Contribution Agreement, Plan of Merger
              and Purchase Agreement dated September 30, 1999 between us,
              Dairy Farmers of America, and certain other parties
              regarding our acquisition of Southern Foods Group, L.P.
              (incorporated by reference from our Quarterly Report on Form
              10-Q the quarter ended September 30, 1999, File No.
              1-12755).
 10.11   --   Agreement and Plan of Merger dated April 4, 2001 among us,
              Old Dean and Blackhawk Acquisition Corp. (incorporated by
              reference from our Current Report on Form 8-K filed April 5,
              2001, File No. 1-12755).
 10.12   --   Amended and Restated Securities Purchase Agreement, dated
              December 21, 2001 (incorporated by reference to our 8-K
              dated January 7, 2002, File No. 1-12755).
 10.13   --   $2.7 million Credit Agreement dated July 31, 2001 among us and our senior lenders (incorporated by reference to our
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              2001, File No. 1-12755).
 10.14   --   First Amendment to Credit Agreement dated December 19, 2001
              (incorporated by reference to our 8-K filed January 7, 2002,
              File No. 1-12755).
 10.15   --   Amended and Restated Receivables Purchase Agreement dated
              December 21, 2001 related to our receivables-backed loan
              (filed herewith).
 10.16   --   Amended and Restated Receivables Sale Agreement dated
              December 21, 2001 (filed herewith).
 10.17   --   Amended and Restated Receivables Transfer Agreement dated
              December 21, 2001 related to Morningstar Foods (filed
              herewith).
*10.32   --   Form of Severance Agreement for our dairy executive officers
              (incorporated by reference from our Annual Report on Form
              10-K for the year ended December 31, 1999, File No.
              1-12755).
*10.33   --   Form of Severance Agreement for certain senior officers
              (incorporated by reference from our Annual Report on Form
              10-K for the year ended December 31, 1999, File No.
              1-12755).
*10.34   --   Form of Severance Agreement for certain other officers
              (incorporated by reference from our Annual Report on Form
              10-K for the year ended December 31, 1999, File No.
              1-12755).
 21      --   List of Subsidiaries (filed herewith).
 23      --   Consent of Deloitte & Touche LLP (filed herewith).

---------------

* Management or compensatory contract