Form 10-Q
period 2002-03-31
DEAN FOODS CO/
filed 2002-05-15
CIK 931336

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               OR THE TRANSITION PERIOD FROM _______________ TO ________________

                        COMMISSION FILE NUMBER 001-12755


                               DEAN FOODS COMPANY
           (Exact name of the registrant as specified in its charter)

                                [DEAN FOODS LOGO]

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

         As of May 10, 2002 the number of shares outstanding of each class of common stock was:

                     Common Stock, par value $.01 90,006,954

================================================================================

                                TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements....................................................................................     3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................    22

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............................................    36

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K........................................................................    38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                       MARCH 31,      DECEMBER 31,
                                                                                                          2002           2001
                                                                                                      ------------   -------------
                                                                                                      (unaudited)
                                                   Assets
Current assets:
   Cash and cash equivalents ......................................................................   $    22,736    $    78,260
   Accounts receivable, net .......................................................................       777,026        775,824
   Inventories ....................................................................................       432,352        440,247
   Refundable income taxes ........................................................................         2,441          3,375
   Deferred income taxes ..........................................................................       127,341        127,579
   Prepaid expenses and other current assets ......................................................        57,991         56,899
                                                                                                      -----------    -----------
         Total current assets .....................................................................     1,419,887      1,482,184

Property, plant and equipment, net ................................................................     1,648,512      1,668,592
Goodwill ..........................................................................................     2,978,081      2,967,778
Indentifiable intangibles and other assets ........................................................       551,197        613,343
                                                                                                      -----------    -----------
         Total ....................................................................................   $ 6,597,677    $ 6,731,897
                                                                                                      ===========    ===========

                                       Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses ..........................................................   $   993,133    $ 1,044,409
   Income taxes payable ...........................................................................         4,640         33,582
   Current portion of long-term debt and subsidiary lines of credit ...............................       120,229         96,972
                                                                                                      -----------    -----------
         Total current liabilities ................................................................     1,118,002      1,174,963

Long-term debt ....................................................................................     2,808,417      2,971,525
Other long-term liabilities .......................................................................       233,545        243,695
Deferred income taxes .............................................................................       290,382        281,229

Mandatorily redeemable convertible trust issued preferred securities ..............................       584,750        584,605

Commitments and contingencies (See Note 10)
Stockholders' equity:
   Common stock, 89,792,896 and 87,872,980 shares issued and outstanding (as adjusted for the stock
       split effected April 23, 2002) .............................................................           898            879
   Additional paid-in capital .....................................................................     1,039,709        961,705
   Retained earnings ..............................................................................       551,182        543,139
   Accumulated other comprehensive income .........................................................       (29,208)       (29,843)
                                                                                                      -----------    -----------
         Total stockholders' equity ...............................................................     1,562,581      1,475,880
                                                                                                      -----------    -----------

         Total ....................................................................................   $ 6,597,677    $ 6,731,897
                                                                                                      ===========    ===========

           See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            ------------------------------
                                                                 2002             2001
                                                            -------------    -------------
                                                                     (unaudited)
Net sales ...............................................   $   2,281,985    $   1,465,072
Cost of sales ...........................................       1,725,697        1,117,837
                                                            -------------    -------------
Gross profit ............................................         556,288          347,235
Operating costs and expenses:
   Selling and distribution .............................         323,041          198,280
   General and administrative ...........................          81,512           50,893
   Amortization of intangibles ..........................           2,212           13,341
   Plant closing costs ..................................           1,234              843
                                                            -------------    -------------
         Total operating costs and expenses .............         407,999          263,357
                                                            -------------    -------------

Operating income ........................................         148,289           83,878
Other (income) expense:
   Interest expense, net ................................          51,877           27,302
   Financing charges on trust issued preferred securities           8,395            8,395
   Equity in earnings of unconsolidated affiliates ......            (403)          (1,673)
   Other (income) expense, net ..........................            (286)             691
                                                            -------------    -------------
         Total other (income) expense ...................          59,583           34,715
                                                            -------------    -------------

Income before income taxes and minority interest ........          88,706           49,163
Income taxes ............................................          33,338           18,667
Minority interest in earnings ...........................               9            6,979
                                                            -------------    -------------

Income before cumulative effect of accounting change ....          55,359           23,517
Cumulative effect of accounting change ..................         (47,316)          (1,446)
                                                            -------------    -------------

Net income ..............................................   $       8,043    $      22,071
                                                            =============    =============

Average common shares: Basic ............................      88,876,210       54,710,440
Average common shares: Diluted ..........................     107,902,958       71,569,700

Basic earnings per common share:
   Income before cumulative effect of accounting change .   $        0.62    $        0.43
   Cumulative effect of accounting change ...............           (0.53)           (0.03)
                                                            -------------    -------------
   Net income ...........................................   $        0.09    $        0.40
                                                            =============    =============

Diluted earnings per common share:
   Income before cumulative effect of accounting change .   $        0.56    $        0.40
   Cumulative effect of accounting change ...............           (0.44)           (0.02)
                                                            -------------    -------------
   Net income ...........................................   $        0.12    $        0.38
                                                            =============    =============

           See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                          2002         2001
                                                                                        ---------    ---------
                                                                                               (unaudited)
Cash flows from operating activities:
    Net income ......................................................................   $   8,043    $  22,071
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...............................................      47,914       37,829
        (Gain) loss on disposition of assets ........................................         986          (91)
        Minority interest ...........................................................          15       11,786
        Equity in earnings of unconsolidated affiliates .............................        (403)      (1,673)
        Cumulative effect of accounting change ......................................      47,316        1,446
        Deferred income taxes .......................................................      (2,906)      11,005
        Other, net ..................................................................       1,354           89
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ......................................................      (4,515)      15,595
           Inventories ..............................................................       7,895       (1,467)
           Prepaid expenses and other assets ........................................     (13,387)      (7,369)
           Accounts payable, accrued expenses and other liabilities .................     (17,191)     (25,617)
           Income taxes .............................................................       7,758          884
                                                                                        ---------    ---------
             Net cash provided by operating activities ..............................      82,879       64,488

Cash flows from investing activities:
   Net additions to property, plant and equipment ...................................     (31,030)     (19,732)
   Cash outflows for acquisitions ...................................................     (15,901)
   Net proceeds from divestitures ...................................................       2,561
   Other ............................................................................       1,022          864
                                                                                        ---------    ---------
             Net cash used in investing activities ..................................     (43,348)     (18,868)

Cash flows from financing activities:
   Proceeds from issuance of debt ...................................................      33,755       32,938
   Repayment of debt ................................................................    (169,619)     (90,004)
   Distributions to minority interest holders .......................................                   (1,384)
   Issuance of common stock, net of expenses ........................................      40,809        8,865
   Redemption of common stock .......................................................                   (6,056)
                                                                                        ---------    ---------
              Net cash used in financing activities .................................     (95,055)     (55,641)
                                                                                        ---------    ---------

Decrease in cash and cash equivalents ...............................................     (55,524)     (10,021)
Cash and cash equivalents, beginning of period ......................................      78,260       31,110
                                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................................   $  22,736    $  21,089
                                                                                        =========    =========

            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.       GENERAL

         Basis of Presentation -- The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year's consolidated financial statements to the current year classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2002 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2001 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

         On April 23, 2002, we effected a two-for-one split of our common stock. Pursuant to the split, all shareholders of record as of April 8, 2002 received one additional share of common stock for each share held on that date. All share numbers contained in our Condensed Consolidated Financial Statements, and in these notes, have been adjusted for all periods to reflect the stock split, as if it had already occurred.

         This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Foods Company and its subsidiaries, taken as a whole.

         Recently Issued Accounting Pronouncements -- The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this Issue is to record estimated coupon expense based on historical coupon redemption experience which is consistent with the requirements of this Issue. Therefore, our adoption of this Issue has had no impact on our consolidated financial statements.

         The Task Force has also reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002, as required. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the first quarter of 2001 by $9.3 million; however, there was no change in reported net income.

         In June 2001, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have and will continue to apply the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Any transitional impairment loss resulting from the adoption will be recognized as the effect of a change in accounting principle in our income statement. We are currently in the process of completing the transitional impairment assessment and calculating any impact on our financial statements. We must complete the first step of this test to determine if we have an impairment by June 30, 2002 and, if we have an impairment, we must complete the final step and record any impairment by December 31, 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have re-assessed the useful lives of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life was not amortized, but instead tested for impairment in accordance with the standard. These impairment tests were completed during the first quarter of 2002, and resulted in a charge of $47.3 million, net of an income tax benefit of $29.0 million, which was recorded during the first quarter of 2002 as a change in accounting principle. The impairment is related to certain trademarks in our Dairy Group and Morningstar segments. The fair value of these trademarks was determined using a present value technique.

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

         FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us in the first quarter of 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard did not have a material impact on our consolidated financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt.

2.    ACQUISITIONS AND DIVESTITURES

         Acquisition of Dean Foods Company -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). As a result of this transaction, Old Dean was merged with and into our wholly-owned subsidiary, Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company. Immediately after completion of the merger, we changed our name to Dean Foods Company. As a result of the merger, each share of common stock of Old Dean was converted into 0.858 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders, common stock valued at $739.4 million and estimated transaction costs of

$55.7 million. The value of the approximately 31 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the acquisition was announced on April 5, 2001). In addition, each of the options to purchase Old Dean's common stock outstanding on December 21, 2001 was converted into an option to purchase
1.504 shares of our stock. As discussed in Note 6, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment.

         Also on December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash,
(2) a contingent promissory note in the original principal amount of $40 million, and (3) the operations of eleven plants (including seven of our plants and four of Old Dean's plants) located in nine states where we and Old Dean had overlapping operations. As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47.0 million. See Note 10 for further discussion of these contingent obligations. As a result of this transaction, we now own 100% of our Dairy Group.

         In connection with our acquisition of Old Dean, we entered into a new credit facility and expanded our receivables-backed loan facility. We used the proceeds from the credit facility and receivables-backed loan facility to fund the cash portion of the merger consideration and the acquisition of DFA's minority interest, to refinance certain indebtedness and to pay certain transaction costs.

         Old Dean's operations and the acquisition of DFA's minority interest (and related divestitures) are reflected in our consolidated financial statements after December 21, 2001.

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

         The unaudited results of operations on a pro forma basis for the quarter ended March 31, 2001 as if the acquisition of Old Dean, and the purchase of DFA's minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2001 are as follows:

                                                                      PRO FORMA
                                                                    --------------
                                                                    QUARTER ENDED
                                                                    MARCH 31, 2001
                                                                    --------------
                                                                     (In thousands,
                                                                 except per share data)
Net sales .......................................................     $2,370,223
Income before income taxes and minority interest ................         51,677
Income before cumulative effect of accounting change ............         31,884
Net income ......................................................         30,438
Basic earnings per common share:
     Income before cumulative effect of accounting change .......     $     0.37
     Net income .................................................     $     0.36
Diluted earnings per common share:
     Income before cumulative effect of accounting change .......     $     0.36
     Net income .................................................     $     0.35


         Divestitures of DFC Transportation and Boiled Peanut Business -- On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, which was a part of our Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, a part of our Specialty Foods segment.

3.   INVENTORIES

                                   AT MARCH 31,    AT DECEMBER 31,
                                       2002            2001
                                   ------------    --------------
                                          (In thousands)
Raw materials and supplies .......   $ 165,608    $ 161,673
Finished goods ...................     267,128      278,574
Less: Excess of current cost over
      stated value of last-in,
      first-out inventories ......        (384)
                                     ---------    ---------
     Total .......................   $ 432,352    $ 440,247
                                     =========    =========

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, we adopted SFAS No. 142, as discussed in Note 1. As required by SFAS No. 142, our results for the first quarter of 2001 have not been restated. The following sets forth a reconciliation of net income and earnings per share information for the three months ended March 31, 2002 and 2001 as if SFAS No. 142 had been adopted January 1, 2001.

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ------------------------------
                                                                                           2002             2001
                                                                                       -------------    -------------
                                                                                               (In thousands,
                                                                                         except per share amounts)
Reported net earnings before cumulative effect of accounting change................      $  55,359       $  23,517
Reported net earnings..............................................................          8,043          22,071

Goodwill amortization, net of tax and minority interest............................                          6,861
Trademark amortization, net of tax and minority interest...........................                            613

Adjusted net earnings before cumulative effect of accounting change................         55,359          30,991
Adjusted net earnings..............................................................     $    8,043       $  29,545

Basic earnings per share:
    Reported net earnings before cumulative effect of accounting change............    $     0.62       $     0.43
    Adjusted net earnings..........................................................    $     0.09       $     0.54

Diluted earnings per share:
    Reported net earnings before cumulative effect of accounting change............    $     0.56       $     0.40
    Adjusted net earnings..........................................................    $     0.12       $     0.49

         The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

                                                   MORNINGSTAR     SPECIALTY
                                    DAIRY GROUP       FOODS          FOODS         OTHER          TOTAL
                                    -----------    -----------     ----------    ----------     ----------
                                                              (In thousands)
Balance at December 31, 2001 ..     $2,163,702     $  389,572     $  290,000     $  124,504     $2,967,778
Purchase accounting adjustments          1,496            110          8,437            260         10,303
                                    ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2002 .....     $2,165,198     $  389,682     $  298,437     $  124,764     $2,978,081
                                    ==========     ==========     ==========     ==========     ==========

         The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2002 and December 31, 2001 are as follows:

                                                          MARCH 31, 2002                     DECEMBER 31, 2001
                                              ------------------------------------  --------------------------------
                                                GROSS                      NET       GROSS                     NET
                                               CARRYING   ACCUMULATED   CARRYING    CARRYING    ACCUMULATED  CARRYING
                                                AMOUNT   AMORTIZATION    AMOUNT      AMOUNT     AMORTIZATION  AMOUNT
                                              ---------- ------------ ------------  -------- ------------ ----------
                                                                           (In thousands)
Intangible assets with indefinite lives:
    Trademarks .........................       $314,900     $(14,274)    $300,626    $391,662     $(14,274)   $377,388
Intangible assets with finite lives:
    Customer-related ...................         61,400      (12,399)      49,001      61,132      (10,496)     50,636
                                               --------     --------     --------    --------     --------    --------
Total other intangibles ................       $376,300     $(26,673)    $349,627    $452,794     $(24,770)   $428,024
                                               ========     ========     ========    ========     ========    ========

         Amortization expense on intangible assets for the three months ended March 31, 2002 and 2001 was $1.9 million and $2.1 million respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

     2003        $6.2 million
     2004         4.1 million
     2005         3.9 million
     2006         3.5 million
     2007         3.3 million


5. LONG-TERM DEBT

                                           AT MARCH 31,  AT DECEMBER 31,
                                              2002            2001
                                           -----------   ---------------
                                                 (In thousands)
Senior credit facility .................   $ 1,903,075    $ 1,900,000

Subsidiary debt obligations:
    Senior notes .......................       654,108        658,211
    Receivables-backed loan ............       260,000        400,000
    Foreign subsidiary term loan .......        32,005         35,172
    Other lines of credit ..............        15,430          2,317
    Industrial development revenue bonds        28,001         28,001
    Capital lease obligations and other         36,027         44,796
                                           -----------    -----------
                                             2,928,646      3,068,497
    Less current portion ...............      (120,229)       (96,972)
                                           -----------    -----------
    Total ..............................   $ 2,808,417    $ 2,971,525
                                           ===========    ===========

         Senior Credit Facility -- Simultaneously with the completion of our acquisition of Old Dean, we obtained a $2.7 billion credit facility with a syndicate of lenders which replaced our then existing credit facilities. The senior credit facility provides an $800.0 million revolving line of credit, a Tranche A $900.0 million term loan and a Tranche B $1.0 billion term loan. At closing, we borrowed $1.9 billion under this facility's term loans. At March 31, 2002 there were outstanding borrowings of $1.903 billion under this facility, in addition to $35.5 million of issued but undrawn letters of credit.

         Credit Facility Terms -- Amounts outstanding under the revolver and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

         o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on our leverage ratio (which is the ratio of defined indebtedness to EBITDA), or

         o the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on our leverage ratio.

         On April 30, 2002, we entered into an amendment to our credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points. Beginning May 1, 2002, borrowings under the Tranche B term loan will bear interest at a rate per annum equal to one of the following rates, at our option:

         o a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

         o LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

         Prior to the effective date of the amendment, the margin for Tranche B base rate borrowings was a range of 125 to 200 basis points and the margin for Tranche B LIBOR borrowings was a range of 250 to 325 basis points.

         The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.80% at March 31, 2002. We have interest rate swap agreements in place, however, that hedge $925.0 million of our borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

         Scheduled principal payments on the Tranche A $900.0 million term loan are due in the following installments:

         o $16.87 million quarterly from March 31, 2002 through December 31,
           2002;

         o $33.75 million quarterly from March 31, 2003 through December 31,
           2004;

         o $39.38 million quarterly from March 31, 2005 through December 31,
           2005;

         o $45.0 million quarterly from March 31, 2006 through December 31,
           2006;

         o $56.25 million quarterly from March 31, 2007 through June 30, 2007;
           and

         o A final payment of $112.5 million on July 15, 2007.

         Scheduled principal payments on the Tranche B $1.0 billion term loan are due in the following installments:

         o $1.25 million quarterly from March 31, 2002 through December 31,
           2002;

         o $2.5 million quarterly from March 31, 2003 through December 31, 2007;

         o A payment of $472.5 million on March 31, 2008; and

         o A final payment of $472.5 million on July 15, 2008.

         No principal payments are due on the $800.0 million line of credit until maturity on July 15, 2007.

         The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.0 to 1.0, and (3) after December 31, 2002, annually when our leverage ratio is greater than 3.0 to 1.0. As of March 31, 2002, our leverage ratio was 3.4 to 1.0.

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

         Our leverage ratio must be less than or equal to:

                        PERIOD                        RATIO
        ------------------------------------       ------------
        12-21-01 through 12-31-02...........       4.25 to 1.00
        01-01-03 through 12-31-03...........       4.00 to 1.00
        01-01-04 through 12-31-04...........       3.75 to 1.00
        01-01-05 and thereafter.............       3.25 to 1.00

         Our interest coverage ratio must be greater than or equal to 3.00 to 1.00.

        Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of March 31, 2002, the minimum net worth requirement was $1.203 billion.

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

        Senior Notes -- Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

         o $96.0 million ($100 million face value), at 6.75% interest, maturing in 2005;

         o $250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

         o $182.8 million ($200 million face value), at 6.625% interest, maturing in 2009; and

         o $124.8 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

         Receivables-Backed Loan -- We have entered into a $400.0 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to a wholly-owned special purpose limited liability company intended to be bankruptcy-remote. The special purpose limited liability company then transfers the receivables to a third party asset-backed commercial paper conduit sponsored by a major financial institution. However, the assets and liabilities of this special purpose entity are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of 2002, we repaid $140.0 million of this facility leaving an outstanding balance of $260.0 million at March 31, 2002.

         The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables-backed loan at March 31, 2002 was 2.13%.

         Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of March 31, 2002, approximately $36.6 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. The interest rate in effect on this loan at March 31, 2002 was 5.13%.

         Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with currently outstanding lines of credit separate from the credit facilities described above. Leche Celta's principal line of credit, which is in the principal amount of 2.5 billion pesetas (as of March 31, 2002 approximately $13.1 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At March 31, 2002, $15.4 million in total was drawn on these lines of credit at an average interest rate of 4.80%.

         Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at March 31, 2002 ranged from 1.6% to 1.8%.

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

         Letters of Credit -- At March 31, 2002 there were $35.5 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, we had at March 31, 2002 approximately $71.0 million of letters of credit with three other banks that were issued but undrawn. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

         Interest Rate Agreements -- We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows.

         These swap agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

         The following table summarizes our various interest rate agreements as of March 31, 2002:

     FIXED INTEREST RATES        EXPIRATION DATE       NOTIONAL AMOUNTS
    -----------------------     ------------------    -------------------
                                                      (In millions)
    4.90% to 4.93%.......       December 2002              $275.0
    6.07% to 6.24%.......       December 2002               325.0
    6.23%................       June 2003                    50.0
    6.69%................       December 2004               100.0
    6.69% to 6.74%.......       December 2005               100.0
    6.78%................       December 2006                75.0

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

FIXED INTEREST RATES       EXPIRATION DATE                             NOTIONAL AMOUNTS
----------------------     -----------------     -------------------------------------------------------------
5.54%                      November 2003         1,500,000,000 pesetas (approximately $7.9 million as of
                                                 March 31, 2002)
5.6%                       November 2004         2,000,000,000 pesetas (approximately $10.5 million as of
                                                 March 31, 2002

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

         As of March 31, 2002, our derivative liability totaled $42.2 million on our consolidated balance sheet including approximately $33.1 million recorded as a component of accounts payable and accrued expenses and $9.1 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter ended March 31, 2002. Approximately $5.7 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter ended March 31, 2002. We estimate that approximately $19.6 million of net derivative losses (net of income taxes) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.   STOCKHOLDERS' EQUITY

         The following table summarizes activity during the first quarter of 2002 under our stock-based compensation programs:

                                                                                                 Weighted Average
                                                                             Options              Exercise Price
                                                                        ------------------     --------------------
Options outstanding at December 31, 2001 (1).......................         14,063,860              $21.16
     Options granted during quarter (2)............................          4,826,170               30.53
     Options canceled or surrendered during quarter (3)............         (1,644,002)              22.46
     Options exercised during quarter..............................         (1,830,268)              20.80
Options outstanding at March 31, 2002..............................         15,415,760               23.98

----------

(1) In connection with our acquisition of Old Dean, all options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 5.4 million shares of our common stock.

(2) Options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

(3) The acquisition triggered certain "change in control" rights contained in the option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 1.6 million shares were surrendered.

         We also issued 1,876 shares of restricted stock during the quarter to independent directors as compensation for services rendered during the fourth quarter of 2001. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

7.   COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $8.7 million and $7.5 million for the three-month periods ending March 31, 2002 and 2001, respectively. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2002 are included below.

                                                                   PRE-TAX INCOME  TAX BENEFIT
                                                                       (LOSS)        (EXPENSE)   NET AMOUNT
                                                                   --------------  -----------  ----------
                                                                              (In thousands)
Accumulated other comprehensive income, December 31, 2001 .........   $(51,021)   $ 21,178      $(29,843)
Cumulative translation adjustment arising during period ...........     (1,402)        533          (869)
Net change in fair value of derivative instruments ................     (7,177)      2,938        (4,239)
Amounts reclassified to income statement related to derivatives....      9,716      (3,973)        5,743
                                                                       -------     -------       -------
Accumulated other comprehensive income, March 31, 2002 ............   $(49,884)   $ 20,676      $(29,208)
                                                                      ========    ========      ========

8.   PLANT CLOSING COSTS

         Plant Closing Costs -- As part of an overall integration and cost reduction program, we recorded plant closing costs during the first quarter of 2002 in the amount of $1.2 million related to the closing of our Port Huron, Michigan plant with consolidation of production into other plants.

         The principal components of the cost reduction plans included within this program include the following:

    o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The program includes an overall reduction of 256 employees who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except four employees had been terminated as of March 31, 2002;

    o Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

    o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

    o Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value.

         Activity with respect to plant closing costs during the first quarter of 2002 is summarized below:

                                   BALANCE AT                        BALANCE AT
                                  DECEMBER 31,                        MARCH 31,
                                     2001       CHARGES    PAYMENTS     2002
                                  ------------  -------    --------  -----------
                                               (In thousands)
Cash charges:
  Workforce reduction costs ......   $  668     $  639     $ (484)     $  823
  Shutdown costs .................      460        250       (243)        467
  Lease obligations after shutdown      119         46         (9)        156
  Other ..........................      253        299         (5)        547
                                     ------     ------     ------      ------
Total ............................   $1,500     $1,234     $ (741)     $1,993
                                     ======     ======     ======      ======

         There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at March 31, 2002 are expected to be completed within a year.

         Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. We have implemented plans to close several plants and the Franklin Park administrative offices in connection with our acquisition of Old Dean. We will continue to finalize and implement our initial integration and rationalization plans and expect to refine our estimate of amounts in our purchase price allocations associated with these plans.

         The principal components of the plans include the following:

   o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 557 plant and administrative personnel. The costs incurred are charged against our acquisition liabilities for these costs. As of March 31, 2002, 425 employees had not yet been terminated;

   o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

   o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

    Activity with respect to these acquisition liabilities during the first quarter of 2002 is summarized below:

                                  ACCRUED                                       ACCRUED
                                CHARGES AT                                     CHARGES AT
                                DECEMBER 31,                                    MARCH 31,
                                   2001          ACCRUALS      PAYMENTS           2002
                                ------------     --------      --------        ---------
                                                              (In thousands)
Workforce reduction costs         $ 20,029                      $ (4,769)       $ 15,260
Shutdown costs ..........           12,621       $  2,365         (2,056)         12,930
                                  --------       --------       --------        --------
Total ...................         $ 32,650       $  2,365       $ (6,825)       $ 28,190
                                  ========       ========       ========        ========

9.    SHIPPING AND HANDLING FEES

         Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $237.6 million during the first quarter of 2002 and $160.6 million during the first quarter of 2001.

10.      COMMITMENTS AND CONTINGENCIES

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

As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a certain period of time after the completion of the Old Dean acquisition, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47.0 million. Specifically, the liquidated damages to DFA provision provides that:

     o If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean's plants by either (i) the end of the 18th full month after December 21, 2001, or (ii) with respect to certain other plants, the end of the 6th full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

     o If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

we must pay DFA liquidated damages determined and paid on a plant-by-plant basis, based generally on the amount of raw milk used by that plant. Liquidated damages would be payable in arrears in equal, quarterly installments over a 5-year period, without interest. If we are required to pay any such liquidated damages, the principal amount of the $40.0 million contingent promissory note will be reduced by an amount equal to 25% of the liquidated damages paid.

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

         Leases--We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced.

         Contingent Obligations Related to White Wave Acquisition -- On May 9, 2002, we completed the acquisition of White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the "Incentive Period") and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

         - If cumulative net sales during the Incentive Period are between $382.5 million and $450.0 million, the bonus paid will scale ratably (meaning $129,630 for each $1 million of net sales) between $26.25 million and $35.0 million; and

         - If cumulative net sales exceed $450.0 million during the Incentive Period, additional amounts will be paid as follows:

           - First $50 million above $450 million net sales: 10% of amount in excess of $450 million, plus

           - Second $50 million above $450 million net sales: 15% of amount in excess of $500 million, plus

           - In excess of $550 million net sales: 20% of amount in excess of $550 million.

         Key employees of White Wave are also entitled to receive certain payments if they are terminated without cause (or as a result of death or incapacity) during the Incentive Period.

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

11.      BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         We currently have three reportable segments: Dairy Group, Morningstar Foods and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. Our Morningstar Foods segment manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, cultured dairy products, specialty products such as lactose-reduced milk and extended shelf-life milks, soy milk and other soy products and other refrigerated and extended shelf-life products. We obtained Specialty Foods as part of our acquisition of Old Dean on December 21, 2001. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings. Our Puerto Rico and Spanish operations do not meet the definition of a segment and are reported in "Corporate/ Other."

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2001 Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

         We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The amounts in the following tables are the amounts obtained from reports used by our executive management team:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                     --------------------------
                                        2002            2001
                                     -----------    -----------
                                           (In thousands)
Net sales from external customers:
  Dairy Group ....................   $ 1,777,503    $ 1,200,675
  Morningstar Foods ..............       238,580        166,688
  Specialty Foods ................       161,215
  Corporate/Other ................       104,687         97,709
                                     -----------    -----------
  Total ..........................   $ 2,281,985    $ 1,465,072
                                     ===========    ===========
Intersegment sales:
  Dairy Group ....................   $     6,077    $     4,126
  Morningstar Foods ..............        29,150         19,558
  Specialty Foods ................         3,876
  Corporate/Other
                                     -----------    -----------
  Total ..........................   $    39,103    $    23,684
                                     ===========    ===========
Operating income:
  Dairy Group(1) .................   $   126,209    $    66,631
  Morningstar Foods ..............        23,105         21,517
  Specialty Foods ................        20,787
  Corporate/Other ................       (21,812)        (4,270)
                                     -----------    -----------
  Total ..........................   $   148,289    $    83,878
                                     ===========    ===========
Assets:
  Dairy Group ....................   $ 4,431,583    $ 2,887,492
  Morningstar Foods ..............       894,997        427,754
  Specialty Foods ................       608,006
  Corporate/Other ................       663,091        428,481
                                     -----------    -----------
 Total ...........................   $ 6,597,677    $ 3,743,727
                                     ===========    ===========

-----------

(1) Operating income includes plant closing charges of $1.2 million and $0.8 million in 2002 and 2001, respectively.

         Geographic information for the three months ended March 31:

                               REVENUES                LONG-LIVED ASSETS
                         -----------------------   -----------------------
                            2002         2001         2002         2001
                         ----------   ----------   ----------   ----------
                                       (In thousands)
United States ........   $2,173,117   $1,367,363   $4,903,509   $2,714,229
Puerto Rico ..........       55,766       55,687      123,000      126,287
Europe ...............       53,102       42,022      119,830      104,694
                         ----------   ----------   ----------   ----------
     Total ...........   $2,281,985   $1,465,072   $5,146,339   $2,945,210
                         ==========   ==========   ==========   ==========

         We have no single customer within any segment which represents greater than ten percent of our consolidated revenues.

12.      SUBSEQUENT EVENTS

         Stock Split -- On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. As a result of the split, the total number of shares of our common stock outstanding increased from approximately 44.96 million to approximately
89.93 million. All of the share numbers in this Quarterly Report on Form 10-Q have been adjusted for all periods to reflect the stock split, as if it had already occurred.

         White Wave Acquisition -- On May 9, 2002, we acquired the remaining equity interests in White Wave, Inc. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the twelve months ended March 31, 2002. Prior to May 9, we owned approximately 36.0% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining equity interests for a total price of approximately $189 million. Existing management of White Wave will remain in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves, and is anticipated to range between $30 million and $40 million. For financial reporting purposes, White Wave's financial results will be aggregated with Morningstar Foods' financial results.

         Amendment to Senior Credit Facility -- Effective April 30, 2002, we entered into an amendment to our senior credit facility pursuant to which we reduced the interest rate on our Tranche B term loan by 50 basis points.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         We are the leading processor and distributor of fresh milk and other dairy products in the United States and a leader in the specialty foods industry.

         We currently have three reportable segments: Dairy Group, Morningstar Foods and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. Our Morningstar Foods segment manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, cultured dairy products, specialty products such as lactose-reduced milks and extended shelf-life milks, soymilks and other soy products and certain other refrigerated and extended shelf-life products. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings. We also have operations in Puerto Rico and Spain that are aggregated in our segment discussions into the "Corporate/Other" category.

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.


                                           THREE MONTHS ENDED MARCH 31,
                                    -----------------------------------------
                                            2002                 2001
                                    -------------------   -------------------
                                      DOLLARS   PERCENT    DOLLARS    PERCENT
                                    ----------  -------   ----------  -------
                                             (Dollars in thousands)
Net sales .......................   $2,281,985   100.0%   $1,465,072   100.0%
Cost of sales ...................    1,725,697    75.6     1,117,837    76.3
                                    ----------   -----    ----------   -----
Gross profit ....................      556,288    24.4       347,235    23.7
Operating costs and expenses:
  Selling and distribution ......      323,041    14.1       198,280    13.5
  General and administrative ....       81,512     3.6        50,893     3.5
  Amortization of intangibles ...        2,212     0.1        13,341     0.9
  Plant closing costs ...........        1,234     0.1           843     0.1
                                    ----------   -----    ----------   -----
         Total operating expenses      407,999    17.9       263,357    18.0
                                    ----------   -----    ----------   -----
         Total operating income .   $  148,289     6.5%   $   83,878     5.7%
                                    ==========   =====    ==========   =====

         FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

         Note: We completed our acquisition of the former Dean Foods Company ("Old Dean") on December 21, 2001. We obtained our Specialty Foods segment as part of our acquisition of Old Dean. More complete segment data can be found in
Note 11 to our Condensed Consolidated Financial Statements. Effective January 1, 2002 we implemented SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and certain other intangible assets. This has made comparisons with the first quarter of 2001 less meaningful than they would be otherwise. Where appropriate, we have provided comparisons as if SFAS 142 had been in effect during the first quarter of 2001. See Notes 1 and 4 to our Condensed Consolidated Financial Statements for more information regarding this change.

         Net Sales -- Net sales increased 55.8% to $2.28 billion during the first quarter of 2002 from $1.47 billion in the first quarter of 2001. The acquisition of Old Dean added approximately $0.98 billion in sales, which was partly offset by lower raw milk prices and a decrease in volumes at certain operations we owned prior to the Old Dean acquisition. Net sales for the Dairy Group increased 48.0%, or $576.8 million, in the first quarter of 2002, and net sales for Morningstar Foods increased 43.1%, or $71.9 million in the first quarter of 2002, compared to the year earlier period. The acquisition of Old Dean contributed $737.2 million and $86.4 million of these increases, respectively. Dairy Group net sales were negatively impacted by lower volumes at certain dairies owned prior to the acquisition of Old Dean, and a decrease in raw milk costs compared to the prior year first quarter. Morningstar Foods experienced a decline in volume due primarily to the planned phase-out of certain branded products, and incurred higher sales incentives which reduced net sales. Our Specialty Foods segment reported net sales of $161.2 million in the first quarter of 2002.

         Cost of Sales -- Our cost of sales ratio was 75.6% in the first quarter of 2002 compared to 76.3% in the same period of 2001. The cost of sales ratio for the Dairy Group decreased to 75.2% in the first quarter of 2002 from 76.7% in the first quarter of 2001 due primarily to lower raw milk costs. The cost of sales ratio for Morningstar Foods increased to 74.0% in the first quarter of 2002 from 69.8% in the same period of 2001. The increases at Morningstar Foods were due primarily to higher sales incentives and the addition of Old Dean's operations which have higher costs of sales. Specialty Foods cost of sales ratio was 75.9% in the first quarter of 2002.

         Operating Costs and Expenses -- Our operating expense ratio was 17.9% in the first quarter of 2002 compared to 18.0% in the first quarter of 2001. These ratios were affected by our implementation of FAS 142 on January 1, 2002. Excluding 2001 amortization that would have been eliminated had FAS 142 been in effect last year, our operating expense ratio would have been 17.1% in 2001. The increase in 2002 was partly caused by corporate office expenses, which increased approximately $14.7 million in the first quarter of 2002 compared to 2001 as a result of the integration of our corporate functions with those of Old Dean.
Also:

    o The operating expense ratio at the Dairy Group was 17.7% in the first quarter of 2002 compared to 17.8% in the same period last year. Excluding approximately $9.8 million of amortization in the first quarter of 2001 that would have been eliminated had FAS 142 been in effect, the operating expense ratio would have been 17.0% in 2001. The increase in 2002 was due to higher selling and marketing expenses incurred in support of our regional brands; and

    o The operating expense ratio at Morningstar Foods was 16.3% in the first quarter of 2002 compared to 17.3% in the first quarter of 2001. Excluding approximately $1.8 million of amortization in the first quarter of 2001 that would have been eliminated had FAS 142 been in effect, the operating expense ratio would have been 16.3% in both years.

         The operating expense ratio for Specialty Foods was 11.2% in the first quarter of 2002. Specialty Foods has lower operating expenses than our other segments due to lower delivery costs.

         Operating Income -- Operating income in the first quarter of 2002 was $148.3 million, an increase of $64.4 million from 2001 operating income of $83.9 million. Our operating margin in the first quarter of 2002 was 6.5% compared to 5.7% in the same period of 2001. Excluding 2001 amortization that would have been eliminated had FAS 142 been in effect last year, our operating income would have increased $51.8 million in the first quarter of 2002 but our operating margin would have declined to 6.5% in 2002 from 6.6% in 2001.

         The Dairy Group's operating margin, after excluding amortization expense from the first quarter of 2001, increased to 7.1% in the first quarter of 2002 from 6.4% in the first quarter of 2001. This increase was primarily due to lower raw milk costs during 2002, partly offset by higher spending on regional brands. The operating margin for our Morningstar Foods segment, again excluding amortization expense from the first quarter of 2001, declined to 9.7% in the first quarter of 2002 from 14.0% in 2001. This decrease was due to the planned phase-out of certain branded products and higher spending on sales incentives, as well as the addition of Old Dean operations that have higher costs of sales.

         Specialty Foods' operating margin was 12.9% in the first quarter of 2002.

         Lastly, higher spending at the corporate office reduced overall operating margins by 0.6%.

         Other (Income) Expense -- Total other expense increased by $24.9 million in the first quarter of 2002 compared to 2001. Interest expense increased to $51.9 million in the first quarter of 2002 from $27.3 million in 2001. This increase was the result of higher debt used to finance the acquisition of Old Dean. Financing charges on preferred securities were $8.4 million in both years.

         Income from investments in unconsolidated affiliates decreased to $0.4 million in the first quarter of 2002 from $1.7 million in the same period of 2001. The income in 2002 primarily related to our approximately 36.0% interest in White Wave, a maker of soymilks and other soy-based products. On May 9, 2002 we acquired the remaining equity interest in White Wave. Our income in 2001 related primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"). In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

         Income Taxes -- Income tax expense was recorded at an effective rate of 37.6% in the first quarter of 2002 compared to 38.0% in 2001. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

         Minority Interest -- Minority interest in earnings decreased to $9,000 in the first quarter of 2002 from $7.0 million in the first quarter of 2001. The 2002 minority interest represents a nominal minority interest in a subsidiary of Specialty Foods. In 2001 our minority interest represented primarily the 33.8% ownership interest of Dairy Farmers of America in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our Condensed Consolidated Financial Statements.

         Cumulative Effect of Accounting Change -- As part of our adoption of SFAS 142 on January 1, 2002 we wrote down the value of certain trademarks which our analysis indicated were impaired, and recorded a charge during the first quarter of 2002 of $47.3 million, net of an income tax benefit of $29.0 million. Effective January 1, 2001 we adopted Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in the recognition of $1.4 million, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million, as a charge to earnings.

RECENT DEVELOPMENTS

STOCK SPLIT

         On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. As a result of the split, the total number of shares of our common stock outstanding increased from approximately 44.96 million to approximately 89.93 million. All of the share numbers in this Quarterly Report on Form 10-Q have been adjusted for all periods to reflect the stock split, as if it had already occurred.

WHITE WAVE ACQUISITION

         On May 9, 2002, we acquired the remaining equity interests in White Wave, Inc. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the twelve months ended March 31, 2002. Prior to May 9, we owned approximately 36% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining equity interests for a total price of approximately $189 million. Existing management of White Wave will remain in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves. See Note 10 to our Condensed Consolidated Financial Statements. We anticipate the bonus to range between $30 million and $40 million. For financial reporting purposes, White Wave's financial results will be aggregated with Morningstar Foods' financial results.

INTEGRATION AND RATIONALIZATION ACTIVITIES

         As a result of our acquisition of Old Dean in December 2001, we expect to achieve annual cost-savings of at least $80 million in 2002, increasing to at least $120 million per year by the end of 2004. In early 2002, we began the process of implementing various planned cost savings initiatives necessary to achieve these savings. As part of these efforts, in February 2002, we announced the elimination of approximately 200 corporate staff positions at Old Dean. We have also closed, or announced the closure of, 5 plants since completion of the Old Dean acquisition and reduced (or intend to reduce) our workforce accordingly. We will continue to finalize and implement our initial integration and rationalization plans throughout 2002.

         Part of our strategy after the Old Dean acquisition will be to divest certain non-core assets. Since the completion of the Old Dean acquisition, we have sold two small non-core businesses that we acquired as part of Old Dean's Specialty Foods division, including a transportation business and Old Dean's boiled peanut business.

AMENDMENT TO SENIOR CREDIT FACILITY

         Effective April 30, 2002, we entered into an amendment to our senior credit facility pursuant to which we reduced the interest rate on our Tranche B term loan by 50 basis points. See Note 5 to our Condensed Consolidated Financial Statements.

RETIREMENT OF HOWARD DEAN, CHAIRMAN OF THE BOARD

         Howard Dean, who was named Chairman of our Board of Directors on December 21, 2001 in connection with our acquisition of Old Dean, retired from our Board of Directors effective April 12, 2002. Mr. Engles, who was Chairman of our Board prior to Mr. Dean's appointment on December 21, 2001, has re-assumed the role of Chairman of our Board of Directors.

LAUNCH OF FOLGER'S(R) JAKADA(TM)

         In the first quarter of 2002, we launched Folger's Jakada, a new single-serve coffee and milk-based beverage. Pursuant to our licensing agreement with Procter & Gamble, we produce, promote and distribute Folgers Jakada and Procter & Gamble shares in revenue generated from all Folgers Jakada sales while retaining rights to the Folgers trademark.

ADOPTION OF CERTAIN RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         We adopted FASB Issue Nos. 00-14 and 00-25, as well as SFAS Nos. 142 and 144 in the first quarter of 2002. See Note 1 to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW


         Cash flow provided by operating activities was $82.9 million in the first quarter of 2002 compared to $64.5 million in the first quarter of 2001. This increase was primarily due to higher earnings in 2002 after adjusting for the cumulative accounting change, which was non-cash.

        Net cash used in investing activities was $43.3 million in the first quarter of 2002 compared to $18.9 million in the first quarter of 2001. We spent $31.0 million during the first three months of 2002 for capital expenditures, which were funded using cash flow from operations. We also spent approximately $15.9 million in the first quarter of 2002 on stock option surrenders related to our acquisition of Old Dean. See Note 6 to our Condensed Consolidated Financial Statements.

CURRENT DEBT OBLIGATIONS

         Effective December 21, 2001, in connection with our acquisition of Old Dean, we replaced our former credit facilities with a new $2.7 billion credit facility provided by a syndicate of lenders. This facility provides us with a revolving line of credit of up to $800.0 million and two term loans in the amounts of $900.0 million and $1.0 billion, respectively. Both term loans were fully funded upon closing of the Old Dean acquisition. The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 5 to our Condensed Consolidated Financial Statements for more detailed information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

         At March 31, 2002 we had outstanding borrowings of $1.903 billion under our senior credit facility. In addition, $35.5 million of letters of credit secured by the credit facility were issued but undrawn. As of March 31, 2002, the revolver under our senior credit facility was undrawn, and approximately $743.3 million was available for future borrowings under the revolver, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

         We also have a $400.0 million receivables securitization facility. During the first quarter of 2002 we repaid $140.0 million of this facility and at March 31, 2002 had a balance of $260.0 million outstanding. See Note 5 to our Condensed Consolidated Financial Statements for more information about our receivables securitization facility.

         In addition, certain of Old Dean's indebtedness remains outstanding after the acquisition, including $700.0 million of outstanding indebtedness under certain senior notes, approximately $22.0 million of industrial development revenue bonds, and certain capital lease obligations. See Note 5 to our Condensed Consolidated Financial Statements.

         In addition to the letters of credit secured by our credit facility, we had at March 31, 2002 approximately $71.0 million of letters of credit with three other banks that were issued but undrawn. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

         We do have certain other commitments and contingent obligations. Please see Note 10 to our Condensed Consolidated Financial Statements for a description of these commitments and contingent obligations.

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

PREFERRED SECURITIES

         On March 24, 1998, we issued $600.0 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust issued preferred securities are convertible at the option of the holders into an aggregate of approximately 15.3 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $39.125. These preferred securities are also redeemable, at our option, at any time after April 2, 2001 at specified amounts and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

FUTURE CAPITAL REQUIREMENTS

         During 2002, we intend to invest a total of approximately $250.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. Of this amount, we intend to spend it as follows:

OPERATING DIVISION                                              AMOUNT
------------------                                        ---------------------
                                                          (Dollars in millions)
Dairy Group ................................................   $178.0
Morningstar Foods ..........................................     50.0
Specialty Foods ............................................     12.0
Other ......................................................     10.0
                                                               ------
                                                               $250.0
                                                               ======

         We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

         On May 9, 2002 we acquired the remaining equity interest in White Wave, Inc. Prior to May 9, we owned approximately 36% of White Wave as a result of certain investments made beginning in 1999. We purchased the remaining equity interests for a total price of approximately $189 million, which was funded from cash flows from operations and borrowings under our credit facility.

         In the future, we may pursue additional acquisitions that are compatible with our core business strategy. Any such acquisitions will be funded through cash flows from operations or borrowings under our credit facility. If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

CRITICAL ACCOUNTING POLICIES

         "Critical accounting policies" are defined as those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Condensed Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. For a detailed discussion of these and other accounting policies see Note 1 to our 2001 Consolidated Financial Statements contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

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

         Valuation of Long-Lived and Intangible Assets and Goodwill -- We adopted SFAS 142 effective January 1, 2002 and as a result, goodwill is no longer amortized. In lieu of amortization, we are required to perform a transitional impairment assessment of our goodwill in 2002 and annual impairment tests thereafter. We are currently in the process of completing the transitional impairment assessment and reviewing any impact on our financial statements. We must complete the first step of this test to determine if we have an impairment by June 30, 2002 and, if we have an impairment, we must complete the final step and record any impairment by December 31, 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have reassessed the useful lives of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life was not amortized, but instead tested for impairment in accordance with the standard. The impairment tests on identifiable intangibles were completed March 31, 2002 and resulted in a charge of $47.3 million, net of income tax, which was recorded as a change in accounting principal. For more information regarding the values assigned to our intangible assets and to goodwill, see Note 4 to our Condensed Consolidated Financial Statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our current accounting policy for recording sales incentives within the scope of this Issue is to record estimated coupon expense based on historical coupon redemption experience which is consistent with the requirements of this Issue. Therefore, our adoption of this Issue had no impact on our consolidated financial statements.

         In April 2001, the Task Force reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002, as required. Under this Issue, certain consideration paid to our customers (such as slotting fees) was required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the first quarter of 2001 by $9.3 million; however, there was no change in reported net income.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001, including the acquisition of Old Dean. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002. See Note 1 to our Condensed Consolidated Financial Statements.

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

         FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 and it became effective for us beginning January 1, 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard did not have a material impact on our consolidated financial statements.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt.

KNOWN TRENDS AND UNCERTAINTIES

ACQUISITIONS AND DIVESTITURES

         We have recently announced that we intend to continue to make acquisitions in our core businesses and, over the next several years, to divest non-core businesses.

RAW MATERIAL PRICES

         The primary raw materials used in our operations are raw milk and butterfat. The prices we pay for these materials are regulated by the federal government, and in some cases by state and other regulatory agencies. Prices of raw milk and butterfat can be very volatile. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, and in some cases we are contractually restrained with respect to the means and timing of implementing price changes. Also, at some point price increases do erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin tend to fluctuate with the price of our raw materials.

INTEREST RATES

         We have hedged a portion of our variable interest rate exposure by entering into interest rate swap agreements that have the effect of "converting" the hedged debt from variable rate debt to fixed rate debt. Approximately 40% of our variable rate debt is currently hedged. The percentage of our total debt that is hedged fluctuates as our debt level fluctuates. Moveover, we constantly monitor the prevailing interest rate environment, and may increase the percentage of our debt that is hedged if interest rates threaten to increase to substantially higher levels, or become more volatile.

RATIONALIZATION ACTIVITIES

         As part of our overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $1.2 million during the first quarter of 2002 and $0.8 million in the first quarter of 2001. These charges included the following costs:

       o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

       o Shutdown costs, including those costs necessary to prepare the plant facilities for closure;

       o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

       o Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities no longer used in operations. The impairments related primarily to owned building, land and equipment at the facilities that were sold and written down to their estimated fair value.

         As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. We accrued $2.4 million during the first quarter of 2002 and accrued $28.0 million during 2001 in connection with our acquisition of Old Dean, which was complete on December 21, 2001. We have plans to shut down certain plants and administrative offices in connection with our acquisition of Old Dean. We will continue to finalize and implement our initial integration and rationalization plans related to the Old Dean acquisition and we expect to refine our estimate of amounts in our purchase price allocations associated with these plans.

         The principal components of the plans will include the following:

       o Workforce reductions, to be charged against acquisition liabilities for these costs;

       o Shutdown costs, including those costs that are necessary to prepare facilities for closure; and

       o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown.

         We do not expect any of these costs to have a material adverse impact on our results of operations. For more information on our restructuring and exit plans see Note 8 to our Condensed Consolidated Financial Statements.

TAX RATE

         Our tax rate in the first quarter of 2002 was approximately 37.6%. We believe that our effective tax rate will range between approximately 37.0% to 38.0% over the next several years, as Old Dean's tax rate was higher than our tax rate prior to the Old Dean acquisition.

         See "-- Risk Factors" for a description of various other risks and uncertainties concerning our business.

RISK FACTORS

         This report contains statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: "Liquidity and Capital Resources," "Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

WE MAY HAVE DIFFICULTIES MANAGING OUR GROWTH

         We have expanded our operations rapidly in recent years, particularly with the acquisition of Old Dean in December 2001. This rapid growth places a significant demand on our management and our financial and operational resources, which subjects us to various risks, including among others:

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

CHANGES IN RAW MATERIAL AND OTHER INPUT COSTS CAN ADVERSELY AFFECT US

         The most important raw materials that we use in our operations are raw milk, butterfat and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. Prices of raw milk, butterfat and certain other raw materials can fluctuate widely over short periods of time. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance, however, as price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We were adversely affected in 2001 by raw material costs. Although raw material costs have returned to normal levels in 2002 to date, we cannot predict future changes in raw material costs.

         Because we deliver a majority of our products directly to our customers through our "direct store delivery" system, we are a large consumer of gasoline. Increases in fuel prices can adversely affect our results of operations. Also, since we lost our energy supply agreement with Enron as a result of Enron's decision to reject our discounted-rate supply agreement in its bankruptcy, we will pay market prices for electricity in the foreseeable future. As we are a significant consumer of electricity, any significant increase in energy prices could adversely affect our financial performance.

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

         We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our high debt level and related debt service obligations:

       o require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

       o may limit our flexibility in planning for or reacting to changes in our business and market conditions,

       o   impose on us additional financial and operational restrictions, and

       o expose us to interest rate risk since a portion of our debt obligations are at variable rates.

         Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. A significant increase in interest rates could adversely impact our financial results. If we do not comply with the financial and other restrictive covenants under our credit facilities (see Note 5 to our Condensed Consolidated Financial Statements), we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies.

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

         In connection with our purchase of the minority interest in our Dairy Group, we entered into an agreement with Dairy Farmers of America ("DFA"), the nation's largest dairy farmers' cooperative and our primary supplier of raw milk, pursuant to which we have agreed to pay to DFA liquidated damages in an amount of up to $47.0 million if we fail to offer them the right, within a specified period of time after completion of the Old Dean acquisition, to supply raw milk to certain of Old Dean's plants. The amount of damages to be paid, if any, would be determined on a plant-by-plant basis for each Old Dean plant's milk supply that is not offered to DFA, based generally on the amount of raw milk used by the plant. We would be required to pay the liquidated damages even if we were prohibited from offering the business to DFA by an injunction, restraining order or contractual obligation. See Note 10 to our Condensed Consolidated Financial Statements for further information regarding this agreement. Old Dean currently has milk supply agreements with several raw milk suppliers other than DFA. If any such supplier believes that it has rights to continue to supply Old Dean's plants beyond the deadline dates contained in our agreement with DFA, and is successful in legally establishing any such rights, we may be prohibited from offering DFA the right to supply certain of the Old Dean plants and, therefore, be required to pay all or a portion of the liquidated damages to DFA.

WE COULD BE REQUIRED TO SATISFY OUR PAYMENT OBLIGATIONS UNDER OUR GUARANTY OF CONSOLIDATED CONTAINER COMPANY'S DEBT

         In February 2002, we executed a limited guarantee of certain indebtedness of Consolidated Container Company ("CCC"), in which we own a 43.1% interest. See Note 10 to our Condensed Consolidated Financial Statements for information concerning the terms of the guaranty. CCC has experienced various operational difficulties over the past 6 to 9 months, which has adversely affected its financial performance. CCC's ability to repay the guaranteed indebtedness will depend on a variety of factors, including its ability to successfully implement its business plan, of which there can be no assurance.

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

         These swaps have been designated as hedges against variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate swap agreements at March 31, 2002:

     FIXED INTEREST RATES           EXPIRATION DATE          NOTIONAL AMOUNTS
  ---------------------------    ----------------------    -------------------
                                                               (In millions)
  4.90% to 4.93%..........       December 2002                     $275.0
  6.07% to 6.24%..........       December 2002                      325.0
  6.23%...................       June 2003                           50.0
  6.69%...................       December 2004                      100.0
  6.69% to 6.74%..........       December 2005                      100.0
  6.78%...................       December 2006                       75.0

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

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes these agreements:

  FIXED INTEREST RATES          EXPIRATION DATE                          NOTIONAL AMOUNTS
--------------------------    --------------------    --------------------------------------------------------
          5.54%               November 2003           1,500,000,000 pesetas (approximately $7.9 million as of
                                                      March 31, 2002)
          5.6%                November 2004           2,000,000,000 pesetas (approximately $10.5 million as of
                                                      March 31, 2002)

         We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $5.7 million of additional interest expense, net of income taxes, during the first quarter of 2002 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

         A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2002, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

                          PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      *10.1 Performance Bonus Plan for Steve Demos and certain other employees of White Wave, Inc. (filed herewith)

       10.2    Amendment No. 2 to Senior Credit Facility (filed herewith)

       11      Statement re computation of per share earnings (filed herewith)
---------

* Management compensation plan

(b) Form 8-K's

    o Form 8-K dated January 7, 2002

    o Form 8-K/A dated March 6, 2002

    o Form 8-K dated April 17, 2002

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DEAN FOODS COMPANY

                                   /s/ Barry A. Fromberg
                                   ---------------------------------------------
                                   Barry A. Fromberg
                                   Executive Vice President, Chief Financial
                                   Officer (Principal Accounting Officer)

Date: May 15, 2002

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
*10.1    Performance Bonus Plan for Steve Demos and certain other
         employees of White Wave, Inc.

 10.2    Amendment No. 2 to Senior Credit Facility

 11      Statement re computation of per share earnings