Form 10-Q
period 2002-06-30
DEAN FOODS CO/
filed 2002-08-14
CIK 931336

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 (MARK ONE)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         As of August 9, 2002 the number of shares outstanding of each class of common stock was:

                    Common Stock, par value $.01   90,434,356

================================================================================

                                TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements....................................................................................     3

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations...................    23

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk..............................................    41

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................................    43

         Item 6 - Exhibits and Reports on Form 8-K........................................................................    43

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                          2002               2001
                                                                                       -----------        ------------
                                    Assets                                             (unaudited)
Current assets:
   Cash and cash equivalents ...................................................       $    67,350        $    78,260
   Accounts receivable, net ....................................................           725,103            775,824
   Inventories .................................................................           415,979            440,247
   Refundable income taxes .....................................................             1,379              3,375
   Deferred income taxes .......................................................           103,649            127,579
   Prepaid expenses and other current assets ...................................            67,831             56,899
                                                                                       -----------        -----------
         Total current assets ..................................................         1,381,291          1,482,184

Property, plant and equipment, net .............................................         1,620,119          1,668,592
Goodwill .......................................................................         3,117,828          2,967,778
Intangible and other assets ....................................................           723,685            613,343
                                                                                       -----------        -----------
         Total .................................................................       $ 6,842,923        $ 6,731,897
                                                                                       ===========        ===========

                        Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses .......................................       $   988,198        $ 1,044,409
   Income taxes payable ........................................................            60,709             33,582
   Current portion of long-term debt and subsidiary lines of credit ............           139,422             96,972
                                                                                       -----------        -----------
         Total current liabilities .............................................         1,188,329          1,174,963

Long-term debt .................................................................         2,886,912          2,971,525
Other long-term liabilities ....................................................           248,185            243,695
Deferred income taxes ..........................................................           284,595            281,229

Mandatorily redeemable convertible trust issued preferred securities ...........           584,886            584,605
Commitments and contingencies (See Note 10)

Stockholders' equity:
   Common stock, 90,264,499 and 87,872,980 shares issued and outstanding .......               903                879
   Additional paid-in capital ..................................................         1,051,666            961,705
   Retained earnings ...........................................................           624,409            543,139
   Accumulated other comprehensive income ......................................           (26,962)           (29,843)
                                                                                       -----------        -----------
         Total stockholders' equity ............................................         1,650,016          1,475,880
                                                                                       -----------        -----------

         Total .................................................................       $ 6,842,923        $ 6,731,897
                                                                                       ===========        ===========

            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)

                                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------    ------------------------------
                                                                      2002             2001             2002             2001
                                                                 -------------    -------------    -------------    -------------
                                                                           (unaudited)                        (unaudited)
Net sales ...................................................    $   2,350,956    $   1,517,541    $   4,632,941    $   2,982,613
Cost of sales ...............................................        1,738,644        1,163,947        3,464,340        2,281,774
                                                                 -------------    -------------    -------------    -------------
Gross profit ................................................          612,312          353,594        1,168,601          700,839
Operating costs and expenses:
   Selling and distribution .................................          336,620          197,714          659,664          396,004
   General and administrative ...............................           88,776           39,522          170,286           90,415
   Amortization of intangibles ..............................            1,869           13,456            4,082           26,797
   Plant closing costs ......................................            6,665                             7,898              843
                                                                 -------------    -------------    -------------    -------------
         Total operating costs and expenses .................          433,930          250,692          841,930          514,059
                                                                 -------------    -------------    -------------    -------------

Operating income ............................................          178,382          102,902          326,671          186,780
Other (income) expense:
   Interest expense, net ....................................           52,315           25,934          104,192           53,236
   Financing charges on trust issued preferred securities ...            8,394            8,395           16,790           16,791
   Equity in earnings of unconsolidated affiliates ..........           (1,404)          (1,186)          (1,807)          (2,859)
   Other (income) expense, net ..............................              739             (189)             453              502
                                                                 -------------    -------------    -------------    -------------
         Total other (income) expense .......................           60,044           32,954          119,628           67,670
                                                                 -------------    -------------    -------------    -------------

Income before income taxes and minority interest ............          118,338           69,948          207,043          119,110
Income taxes ................................................           45,104           25,982           78,442           44,649
Minority interest in earnings ...............................                7            9,363               16           16,341
                                                                 -------------    -------------    -------------    -------------

Income before  cumulative effect of accounting change .......           73,227           34,603          128,585           58,120
Cumulative effect of accounting change ......................                                            (47,316)          (1,446)
                                                                 -------------    -------------    -------------    -------------

Net income ..................................................    $      73,227    $      34,603    $      81,269    $      56,674
                                                                 =============    =============    =============    =============

Average common shares: Basic ................................       90,049,823       55,120,602       89,466,230       54,916,654
Average common shares: Diluted ..............................      108,988,707       72,227,518      108,483,511       71,896,932

Basic earnings per common share:
   Income before cumulative effect of accounting change .....    $        0.81    $        0.63    $        1.44    $        1.06
   Cumulative effect of accounting change ...................                                              (0.53)           (0.03)
                                                                 -------------    -------------    -------------    -------------
   Net income ...............................................    $        0.81    $        0.63    $        0.91    $        1.03
                                                                 =============    =============    =============    =============

Diluted earnings per common share:
   Income before cumulative effect of accounting change .....    $        0.72    $        0.55    $        1.29    $        0.96
   Cumulative effect of accounting change ...................                                              (0.44)           (0.02)
                                                                 -------------    -------------    -------------    -------------
   Net income ...............................................    $        0.72    $        0.55    $        0.85    $        0.94
                                                                 =============    =============    =============    =============


            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                 --------------------------
                                                                                                    2002             2001
                                                                                                 ---------        ---------
                                                                                                         (unaudited)
Cash flows from operating activities:
    Net income ...........................................................................       $  81,269        $  56,674
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................................          91,258           75,960
        Loss on disposition of assets ....................................................           1,594               46
        Write-down of impaired assets ....................................................           4,449
        Minority interest ................................................................              21           26,995
        Equity in earnings of unconsolidated affiliates ..................................          (1,807)          (2,859)
        Cumulative effect of accounting change ...........................................          47,316            1,446
        Deferred income taxes ............................................................         (17,165)          12,455
        Other, net .......................................................................            (191)             593
        Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable ...........................................................          57,331           18,503
           Inventories ...................................................................          18,026           (7,752)
           Prepaid expenses and other assets .............................................          10,734          (10,653)
           Accounts payable, accrued expenses and other liabilities ......................         (64,893)         (45,170)
           Income taxes ..................................................................          65,481            6,984
                                                                                                 ---------        ---------
             Net cash provided by operating activities ...................................         293,423          133,222

Cash flows from investing activities:
   Net additions to property, plant and equipment ........................................         (91,528)         (55,317)
   Cash outflows for acquisitions and investments ........................................        (214,900)         (16,047)
   Net proceeds from divestitures ........................................................           2,561
   Proceeds from sale of fixed assets ....................................................           1,954            1,230
                                                                                                 ---------        ---------
             Net cash used in investing activities .......................................        (301,913)         (70,134)

Cash flows from financing activities:
   Proceeds from issuance of debt ........................................................         189,235          107,366
   Repayment of debt .....................................................................        (242,102)        (185,196)
   Payment of deferred financing costs ...................................................            (762)
   Issuance of common stock, net of expenses .............................................          51,209           16,505
   Redemption of common stock ............................................................                           (6,056)
   Distribution to minority interest .....................................................                           (3,879)
                                                                                                 ---------        ---------
             Net cash used in financing activities .......................................          (2,420)         (71,260)
                                                                                                 ---------        ---------

Decrease in cash and cash equivalents ....................................................         (10,910)          (8,172)
Cash and cash equivalents, beginning of period ...........................................          78,260           31,110
                                                                                                 ---------        ---------
Cash and cash equivalents, end of period .................................................       $  67,350        $  22,938
                                                                                                 =========        =========


            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1.       GENERAL

         Basis of Presentation -- The unaudited condensed consolidated financial statements contained in this report have been prepared on the same basis as the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2001. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2002 may not be indicative of our operating results for the full year. The consolidated financial statements contained in this report should be read in conjunction with our 2001 consolidated financial statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

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

         This Quarterly Report, including these notes, has been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Foods Company and its subsidiaries, taken as a whole.

         Recently Issued Accounting Standards -- The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our historical practice for recording sales incentives within the scope of this Issue, which has been to record estimated coupon expense based on historical coupon redemption experience, is consistent with the requirements of this Issue. Therefore, our adoption of this Issue has no impact on our consolidated financial statements.

         The Task Force has also reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the second quarter and for the first six months of 2001 by $9.5 million and $18.8 million, respectively. There was no change, however, in reported net income.

         In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied, and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Effective June 30, 2002, we completed the first phase of the transitional goodwill impairment assessment, which indicated that the goodwill related to our Puerto Rico reporting unit is impaired. Prior to December 31, 2002, we will determine the amount of the impairment, and record the impairment in our income statement as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. We currently have approximately $67 million recorded as goodwill related to our Puerto Rico reporting unit. Therefore, the maximum transitional goodwill impairment we will recognize as a result of the adoption of SFAS No. 142 will be approximately $67 million. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have re-assessed the useful lives and residual values of all recognized intangible assets. Any recognized intangible asset determined to have an indefinite useful life was tested for impairment in accordance with the standard. These impairment tests were completed during the first quarter of 2002, and resulted in a charge of $47.3 million, net of an income tax benefit of $29.0 million, which was recorded during the first quarter of 2002 as a change in accounting principle. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments. The fair value of these trademarks was determined using a present value technique.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will become effective for us in fiscal year 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense". For the year ended December 31, 2001, we recorded an extraordinary loss of $4.3 million, net of an income tax benefit of $3.0 million in connection with the early extinguishment of debt.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

2.   ACQUISITIONS AND DIVESTITURES

         Acquisition of Dean Foods Company -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). As a result of this transaction, Old Dean was merged with and into our wholly-owned subsidiary, Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company. Immediately after completion of the merger, we changed our name to Dean Foods Company. As a result of the merger, each share of common stock of Old Dean was converted into 0.858 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders, common stock valued at $739.4 million and estimated transaction costs of $55.7 million. The value of the approximately 31 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the acquisition was announced on April 5, 2001). In addition, each of the options to purchase Old Dean's common stock outstanding on December 21, 2001 was converted into an option to purchase 1.504 shares of our stock. As discussed in Note 6, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment. We paid $17.7 million for stock option surrenders during the first six months of 2002.

         We decided to acquire Old Dean for the above-described consideration after considering a number of factors, including:

     o The acquisition would result in us becoming the first truly national dairy and specialty foods company with the geographic reach, management depth and product mix necessary to meet the needs of large customers, who can especially benefit from the added services, convenience and value that a national dairy company can provide;

     o Combining our business would enable us to reduce our costs by pursuing economies of scale in purchasing, product development and manufacturing, and by eliminating duplicative costs; and

     o Increasing our scale would provide us with greater resources to invest in marketing and innovation.

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

         In connection with our acquisition of Old Dean, we entered into a new credit facility and expanded our receivables-backed loan facility. See Note 5. We used the proceeds from the credit facility and receivables-backed loan facility to fund the cash portion of the merger consideration and the acquisition of DFA's minority interest, to refinance certain indebtedness and to pay certain transaction costs.

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

         The unaudited results of operations on a pro forma basis for the three- and six-month periods ended June 30, 2001 as if the acquisition of Old Dean, and the purchase of DFA's minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2001 are as follows:

                                                                                            PRO FORMA
                                                                             --------------------------------------
                                                                             THREE MONTHS               SIX MONTHS
                                                                                 ENDED                    ENDED
                                                                             JUNE 30, 2001            JUNE 30, 2001
                                                                             -------------            -------------
                                                                              (In thousands, except per share data)
Net sales........................................................             $2,492,616                $4,862,839
Income before income taxes and minority interest.................                 79,950                   131,627
Income before cumulative effect of accounting change.............                 49,199                    81,083
Net income.......................................................                 49,199                    79,637
Basic earnings per common share:
     Income before cumulative effect of accounting change........             $     0.57                $     0.94
     Net income..................................................                   0.57                      0.93
Diluted earnings per share:
     Income before cumulative effect of accounting change........                   0.53                      0.89
     Net income..................................................                   0.53                      0.88

         Acquisition of White Wave -- On May 9, 2002, we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, we owned approximately 36.0% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining 64% equity interest for a total price of approximately $189.0 million. Existing management of White Wave will remain in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by the end of March 2004, and is anticipated to range between $30.0 million and $40.0 million. Amounts expected to be payable under the bonus plan are expensed each quarter based on White Wave's performance during the quarter. See Note 10. For financial reporting purposes, White Wave's financial results are aggregated with Morningstar Foods' financial results.

         Acquisition of Marie's -- On May 17, 2002, we bought the assets of Marie's Quality Foods, Marie's Dressings, Inc. and Marie's Associates, makers of Marie's(R) brand dips and dressings in the western United States for an aggregate purchase price of approximately $23.0 million. Prior to the acquisition, we licensed the Marie's brand to Marie's Quality Foods and Marie's Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our Morningstar/White Wave segment is now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

         Divestitures of DFC Transportation and Boiled Peanut Business -- On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, which was a part of our Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, a part of our Specialty Foods segment.

3.   INVENTORIES

                                         AT JUNE 30,   AT DECEMBER 31,
                                            2002           2001
                                         -----------   ---------------
                                               (In thousands)
Raw materials and supplies ........       $163,341       $161,673
Finished goods ....................        252,638        278,574
                                          --------       --------
     Total ........................       $415,979       $440,247
                                          ========       ========

         Approximately $72.4 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2002 and December 31, 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, we adopted SFAS No. 142, which requires, among other things, that goodwill no longer be amortized, and that recognized intangible assets be amortized over their respective useful lives. As required by SFAS No. 142, our results for the second quarter and first half of 2001 have not been restated. The following sets forth a reconciliation of net income and earnings per share information for the three- and six-month periods ended June 30, 2002 and 2001, eliminating goodwill amortization and amortizing recognized intangible assets over their useful lives. We expect to complete our goodwill impairment analysis by December 31, 2002. See Note 1.

                                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                              -----------------------------       -----------------------------
                                                                  2002              2001              2002              2001
                                                              -----------       -----------       -----------       -----------
                                                                                        (In thousands,
                                                                                   except per share amounts)
Reported net earnings before cumulative effect of
     accounting change ................................       $    73,227       $    34,603       $   128,585       $    58,120
Reported net earnings .................................            73,227            34,603            81,269            56,674

Goodwill amortization, net of tax and minority
     interest .........................................                               6,951                              13,812
Trademark amortization, net of tax and minority
     interest .........................................                                 576                               1,189

Adjusted net earnings before cumulative effect of
     accounting change ................................            73,227            42,130           128,585            73,121
Adjusted net earnings .................................            73,227            42,130            81,269            71,675

Basic earnings per share:
Reported net earnings before cumulative effect of
     accounting change ................................       $      0.81       $      0.63       $      1.44       $      1.06
    Adjusted net earnings .............................       $      0.81       $      0.76       $      0.91       $      1.31

Diluted earnings per share:
    Reported net earnings before cumulative effect
     of accounting change .............................       $      0.72       $      0.55       $      1.29       $      0.96
    Adjusted net earnings .............................       $      0.72       $      0.66       $      0.85       $      1.15

         The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

                                                               MORNINGSTAR/
                                               DAIRY GROUP      WHITE WAVE       SPECIALTY           OTHER            TOTAL
                                               ----------      ------------      ----------        ----------       ----------
                                                                               (In thousands)
Balance at December 31, 2001 ...........       $2,163,702       $  389,572       $  290,000        $  124,504       $2,967,778
Acquisitions ...........................            3,977          101,722                                             105,699
Purchase accounting adjustments ........           23,110           15,292           (1,350)            7,299           44,351
                                               ----------       ----------       ----------        ----------       ----------
Balance at June 30, 2002 ...............       $2,190,789       $  506,586       $  288,650        $  131,803       $3,117,828
                                               ==========       ==========       ==========        ==========       ==========

         The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2002 and December 31, 2001 are as follows:

                                                            JUNE 30, 2002                              DECEMBER 31, 2001
                                               ---------------------------------------       ---------------------------------------
                                                GROSS                           NET           GROSS                           NET
                                               CARRYING     ACCUMULATED       CARRYING       CARRYING     ACCUMULATED       CARRYING
                                                AMOUNT      AMORTIZATION       AMOUNT         AMOUNT      AMORTIZATION       AMOUNT
                                               --------     ------------      --------       --------     ------------      --------
                                                          (In thousands)                                (In thousands)
Intangible assets with indefinite lives:
     Trademarks .............................  $473,285       $(14,274)       $459,011       $391,662       $(14,274)       $377,388
Intangible assets with finite lives:
     Customer-related .......................    60,277        (13,453)         46,824         61,132        (10,496)         50,636
                                               --------       --------        --------       --------       --------        --------
Total other intangibles .....................  $533,562       $(27,727)       $505,835       $452,794       $(24,770)       $428,024
                                               ========       ========        ========       ========       ========        ========

         Amortization expense on intangible assets for the three months ended June 30, 2002 and 2001 was $1.1 million and $2.0 million respectively, and $3.0 million and $4.1 million for the six months ended June 30, 2002 and 2001, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2003             $5.2 million
2004             $4.2 million
2005             $3.2 million
2006             $2.4 million
2007             $1.8 million

5.   LONG-TERM DEBT

                                                           JUNE 30, 2002                     DECEMBER 31, 2001
                                                   ----------------------------        ----------------------------
                                                      AMOUNT           INTEREST          AMOUNT            INTEREST
                                                   OUTSTANDING           RATE          OUTSTANDING           RATE
                                                   -----------         --------        -----------         --------
                                                                        (Dollars in thousands)
Senior credit facility.......................       $1,914,450           4.11%          $1,900,000           4.67%
Subsidiary debt obligations:
   Senior notes..............................          655,207           6.625-8.15        658,211           6.625-8.15
   Receivables-backed loan...................          339,305           2.37              400,000           2.29
   Foreign subsidiary term loan..............           36,194           5.18               35,172           6.25
   Other lines of credit.....................           13,355           4.80                2,317           4.80
   Industrial development revenue bonds......           27,701           1.35-1.80          28,001           1.02-6.63
   Capital lease obligations and other.......           40,122                              44,796
                                                    ----------                          ----------
                                                     3,026,334                           3,068,497
Less current portion.........................         (139,422)                            (96,972)
                                                    ----------                          ----------
                  Total......................       $2,886,912                          $2,971,525
                                                    ==========                          ==========

         Senior Credit Facility -- Simultaneously with the completion of our acquisition of Old Dean, we obtained a new $2.7 billion credit facility with a syndicate of lenders, which replaced our then existing credit facilities. The senior credit facility provides an $800.0 million revolving line of credit, a Tranche A $900.0 million term loan and a Tranche B $1.0 billion term loan. At closing, we borrowed $1.9 billion under this facility's term loans. At June 30, 2002 there were outstanding borrowings of $1.914 billion under this facility, in addition to $56.6 million of issued but undrawn letters of credit.

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

         On April 30, 2002, we entered into an amendment to our credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points, to the following, at our option:

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

         The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.11% at June 30, 2002. However, we have interest rate swap agreements in place that hedge $925.0 million of our borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

         No principal payments are due on the $800.0 million revolving line of credit until maturity on July 15, 2007.

         The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.0 to 1.0, and (3) beginning in 2003, annually when our leverage ratio is greater than 3.0 to 1.0. As of June 30, 2002, our leverage ratio was
3.4 to 1.0.

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

         Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of June 30, 2002, the minimum net worth requirement was $1.239 billion.

         Our credit agreement permits us to complete acquisitions that meet the following conditions: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the total cash consideration is not greater than $100 million (which amount will be increased to $300 million when our leverage ratio is less than 3.0 to 1.0), (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required lenders.

         Our credit agreement also permits us to repurchase stock under our open market share repurchase program, provided that, until our leverage ratio is less than 3.0 to 1.0, total Restricted Payments (as defined in the agreement, which definition includes stock repurchases) cannot exceed $50 million per year, plus the amount of payments required to be made on our outstanding convertible preferred securities during that year.

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

         o $96.2 million ($100 million face value), at 6.75% interest, maturing in 2005;

         o $250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

         o $183.5 million ($200 million face value), at 6.625% interest, maturing in 2009; and

         o $125.0 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

         Receivables-Backed Loan -- We have entered into a $400.0 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to two third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first six months of 2002, we made net payments of $60.7 million on this facility leaving an outstanding balance of $339.3 million at June 30, 2002.

         The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement.

         Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 7 billion peseta (as of June 30, 2002, approximately $41.5 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments.

         Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta's primary line of credit, which is in the principal amount of 2.5 billion pesetas (as of June 30, 2002 approximately $14.8 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At June 30, 2002, a total of $13.4 million was drawn on these lines of credit.

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

         Letters of Credit -- At June 30, 2002 there were $56.6 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $64.0 million of letters of credit were outstanding at June 30, 2002. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

         The following table summarizes our various interest rate agreements in effect as of June 30, 2002 and December 31, 2001:

 FIXED INTEREST RATES      EXPIRATION DATE          NOTIONAL AMOUNTS
---------------------      ---------------          ----------------
                                                     (In millions)
4.90% to 4.93%.......      December 2002               $275.0
6.07% to 6.24%.......      December 2002                325.0
6.23%................      June 2003                     50.0
6.69%................      December 2004                100.0
6.69% to 6.74%.......      December 2005                100.0
6.78%................      December 2006                 75.0

         In March and June of 2002, we entered into forward starting swaps that begin in December 2002 with a notional amount of $750.0 million and fixed interest rates of 4.005% to 5.315%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility and under one of our subsidiary's term loans.

FIXED INTEREST RATES       EXPIRATION DATE          NOTIONAL AMOUNTS
--------------------       ---------------          ----------------
                                                     (In millions)
4.290% to 4.6875%          December 2003                $275.0
4.005% to 4.855%           December 2004                 175.0
5.190% to 5.315%           December 2005                 300.0

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

FIXED INTEREST RATES       EXPIRATION DATE                             NOTIONAL AMOUNTS
--------------------       ---------------       --------------------------------------------------------
5.54%                      November 2003         1,500,000,000 pesetas (approximately $8.9 million as of
                                                 June 30, 2002)

5.6%                       November 2004         2,000,000,000 pesetas (approximately $11.9 million as of
                                                 June 30, 2002

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

         As of June 30, 2002, our derivative liability totaled $48.3 million on our consolidated balance sheet including approximately $32.8 million recorded as a component of accounts payable and accrued expenses and $15.5 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or the six months ended June 30, 2002. Approximately $5.8 million and $11.5 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and the six months ended June 30, 2002, respectively. We estimate that approximately $20.6 million of net derivative losses (net of income taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.   STOCKHOLDERS' EQUITY

         The following table summarizes activity during the first two quarters of 2002 under our stock-based compensation programs:

                                                                                          WEIGHTED AVERAGE
                                                                           AWARDS          EXERCISE PRICE
                                                                         ----------       ----------------
Options outstanding at December 31, 2001 ........................        14,063,860(1)        $21.16
     Options granted during first quarter(2) ....................         4,826,170            30.53
     Options canceled or surrendered during first quarter(3) ....        (1,644,002)           22.46
     Options exercised during first quarter .....................        (1,830,268)           20.80
                                                                         ----------
Options outstanding at March 31, 2002 ...........................        15,415,760            23.98
     Options granted during second quarter(2) ...................           121,000            36.61
     Options canceled during second quarter .....................        (1,155,679)           22.13
     Options exercised during second quarter ....................          (463,967)           21.71
                                                                         ----------
Options outstanding at June 30, 2002 ............................        13,917,114            24.31
                                                                         ==========

----------

(1) Options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 5.4 million shares of our common stock.

(2) Options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

(3) The acquisition of Old Dean triggered certain "change in control" rights contained in the Old Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 1.6 million shares were surrendered.

     We issued 1,876 shares of restricted stock during the first quarter of 2002 and 2,968 shares of restricted stock during the second quarter of 2002. All shares of restricted stock were granted to independent directors as compensation for services rendered as directors during the immediately preceding quarter. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

7.   COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $75.5 million and $84.2 million for the three-months and six-months ended June 30, 2002. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the six months ended June 30, 2002 are included below.


                                                                                  PRE-TAX
                                                                                  INCOME        TAX BENEFIT
                                                                                  (LOSS)         (EXPENSE)        NET AMOUNT
                                                                                  --------      ------------      ----------
                                                                                               (In thousands)
Accumulated other comprehensive income, December 31, 2001 .................       $(51,021)       $ 21,178        $(29,843)
     Cumulative translation adjustment arising during period ..............         (1,402)            533            (869)
     Net change in fair value of derivative instruments ...................         (7,177)          2,938          (4,239)
     Amounts reclassified to income statement related to derivatives ......          9,716          (3,973)          5,743
                                                                                  --------        --------        --------
Accumulated other comprehensive income, March 31, 2002 ....................       $(49,884)         20,676         (29,208)
                                                                                  --------        --------        --------
     Cumulative translation adjustment arising during period ..............          9,273          (3,404)          5,869
     Net change in fair value of derivative instruments ...................        (15,283)          5,885          (9,398)
     Amounts reclassified to income statement related to derivatives ......          9,391          (3,616)          5,775
                                                                                  --------        --------        --------
Accumulated other comprehensive income, June 30, 2002 .....................       $(46,503)       $ 19,541        $(26,962)
                                                                                  ========        ========        ========

8.   PLANT CLOSING COSTS

         Plant Closing Costs -- As part of an overall integration and cost reduction program, we recorded plant closing costs during the first quarter of 2002 in the amount of $1.2 million related to the closing of our Port Huron, Michigan, Dairy Group plant during the fourth quarter of 2001.

         During the second quarter of 2002, we recorded plant closing costs in the amount of $6.7 million related to the closing of one plant in Puerto Rico, one Dairy Group plant in Bennington, Vermont, and one Dairy Group distribution facility in Winchester, Virginia.

         The principal components of the cost reduction plans included within this program include the following:

         o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. To date, we have identified 303 employees, who were primarily plant employees associated with the plant closings and rationalization, for termination pursuant to the plans. Costs are charged to our earnings in the period that the plan is established in detail and employee severance and benefits are appropriately communicated. As of June 30, 2002, 298 employees had been terminated under the program;

         o Shutdown costs, including those costs that are necessary to prepare plant facilities for re-sale or closure;

         o Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes; and

         o Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effects of suspending depreciation on the buildings and equipment related to the closed facilities were not significant. The carrying value of closed facilities held for sale at June 30, 2002 was approximately

                  $8.5 million. We are marketing these properties for sale. Divestitures of closed facilities has not resulted in significant modifications to the estimate of fair value.

         Activity with respect to plant closing costs for 2002 to date is summarized below:

                                                                               SIX MONTHS ENDED
                                                          BALANCE                JUNE 30, 2002        BALANCE
                                                            AT              ----------------------       AT
                                                     DECEMBER 31, 2001      CHARGES       PAYMENTS  JUNE 30, 2002
                                                     -----------------      -------       --------  -------------
Cash charges:                                                                (In thousands)
    Workforce reduction costs.......................       $668             $1,997        $(1,105)     $ 1,560
    Shutdown costs..................................        460                549           (324)         685
    Lease obligations after shutdown................        119                 46            (10)         155
    Other...........................................        253                857             (5)       1,105
                                                         ------                           -------      -------
Subtotal............................................     $1,500                           $(1,444)     $ 3,505
                                                         ======                           =======      =======
Noncash charges:
    Write-down of assets............................                         4,449
                                                                            ------
Total charges.......................................                        $7,898
                                                                            ======

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

         We have implemented a plan to close several plants and the Old Dean administrative offices in connection with our acquisition of Old Dean. We will continue to finalize and implement our initial integration and rationalization plan and expect to refine our estimate of amounts in our purchase price allocations associated with this plan.

         The principal components of the plan include the following:

     o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 677 plant and administrative personnel which have been identified for termination to date. The costs incurred are charged against our acquisition liabilities for these costs. As of June 30, 2002, 183 employees identified for termination had not yet been terminated;

     o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for re-sale or closure; and

     o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

    Activity with respect to these acquisition liabilities during the first six months of 2002 are summarized below:

                                     ACCRUED                                       ACCRUED
                                   CHARGES AT                                     CHARGES AT
                                   DECEMBER 31,                                    JUNE 30,
                                      2001          ACCRUALS       PAYMENTS          2002
                                   ------------     --------       --------       ----------
                                                         (In thousands)
Workforce reduction costs ....       $ 20,029       $  3,425       $ (9,470)       $ 13,984
Shutdown costs ...............         12,621          6,279         (5,842)         13,058
                                     --------       --------       --------        --------
Total ........................       $ 32,650       $  9,704       $(15,312)       $ 27,042
                                     ========       ========       ========        ========

9.   SHIPPING AND HANDLING FEES

         Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $240.1 million and $477.7 million during the second quarter and first half of 2002, respectively, compared to $162.0 million and $322.6 million during the second quarter and first six months, respectively, of 2001.

10.    COMMITMENTS AND CONTINGENCIES

         Guaranty of Certain Indebtedness of Consolidated Container Company -- We own a 43.1% interest in Consolidated Container Company ("CCC"), the nation's largest manufacturer of rigid plastic containers and our primary supplier of plastic bottles and bottle components. During 2001, as a result of various operational difficulties, CCC became unable to comply with the financial covenants in its credit facility. In February 2002, CCC's lenders agreed to restructure the credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's debt. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guaranty. The guaranty, which expires on January 5, 2003, is limited in amount to the lesser of (1) 49% of the principal, interest and fees of CCC's "Tranche 3" revolver, and (2) $10 million. CCC's "Tranche 3" revolver can only be drawn upon by CCC when its Tranche 1 and Tranche 2 revolvers are fully drawn. If CCC draws on the Tranche 3 revolver, no voluntary pre-payments may be made on the Tranche 1 and 2 revolvers until the Tranche 3 revolver is fully re-paid. Our guaranty cannot be drawn upon until the Tranche 3 loan is due and payable (whether at its January 5, 2003 maturity or by acceleration), and no more than one demand for payment may be made by the banks. We have entered into an agreement with Alan Bernon (who is a member of our Board of Directors) and his brother, Peter Bernon, who collectively own 6% of CCC, pursuant to which, collectively, they have agreed to reimburse us for 12% of any amounts paid by us under the guaranty.

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

         The contingent promissory note is designed to ensure that DFA, one of our primary suppliers of raw milk, has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The contingent promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash. Instead, interest will be added to the principal amount of the note annually, up to a maximum principal amount of $96.0 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest.

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

         Contingent Obligations Related to White Wave Acquisition -- On May 9, 2001, we completed the acquisition of White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the "Incentive Period") and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

     o If cumulative net sales during the Incentive Period are between $382.5 million and $450.0 million, the bonus paid will scale ratably (meaning $129,630 for each $1 million of net sales) between $26.025 million and $35.0 million; and

     o If cumulative net sales exceed $450 million during the Incentive Period, additional amounts will be paid as follows:

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

11.   BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

         We currently have three reportable segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half, whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices, flavored drinks and bottled water. Our Morningstar/White Wave segment manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, cultured dairy products, and specialty products such as lactose-reduced milk and extended shelf-life flavored milks and milk-based beverages, soymilk and other soy products.

         We obtained Specialty Foods as part of our acquisition of Old Dean on December 21, 2001. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings.

         Neither our Puerto Rico nor our Spanish operations meet the definition of a reportable segment. Therefore, they are both reported in the "Corporate/Other" line.

         The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2001 consolidated financial statements contained in our 2001 Annual Report on Form 10-K. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

         We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items other than depreciation and amortization in reported segment income.

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------       ------------------------------
                                                   2002               2001             2002               2001
                                               -----------        -----------       -----------        -----------
                                                                         (In thousands)
Net sales from external customers:
     Dairy Group .......................       $ 1,798,714        $ 1,240,098       $ 3,576,218        $ 2,440,772
     Morningstar/White Wave ............           263,796            178,938           502,376            345,627
     Specialty Foods ...................           177,364                              338,578
     Corporate/Other ...................           111,082             98,505           215,769            196,214
                                               -----------        -----------       -----------        -----------
         Total .........................       $ 2,350,956        $ 1,517,541       $ 4,632,941        $ 2,982,613
                                               ===========        ===========       ===========        ===========

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------       ------------------------------
                                                   2002               2001             2002               2001
                                               -----------        -----------       -----------        -----------
                                                                         (In thousands)
Intersegment sales:
     Dairy Group .......................       $     8,802        $     3,969       $    14,879        $     8,095
     Morningstar/White Wave ............            28,218             22,839            57,368             42,397
     Specialty Foods ...................             3,898                                7,774
     Corporate/Other ...................
                                               -----------        -----------       -----------        -----------
         Total .........................       $    40,918        $    26,808       $    80,021        $    50,492
                                               ===========        ===========       ===========        ===========

Operating income:
     Dairy Group(1) ....................       $   137,113        $    75,681       $   263,347        $   142,312
     Morningstar/White Wave ............            30,835             24,748            53,940             46,265
     Specialty Foods ...................            25,367                               46,154
     Corporate/Other(2) ................           (14,933)             2,473           (36,770)            (1,797)
                                               -----------        -----------       -----------        -----------
         Total .........................       $   178,382        $   102,902       $   326,671        $   186,780
                                               ===========        ===========       ===========        ===========

Assets at June 30:                           2002             2001
                                          ----------       ----------
                                                (In thousands)
     Dairy Group ..................       $4,501,475       $2,878,309
     Morningstar/White Wave .......        1,038,049          438,753
     Specialty Foods ..............          598,163
     Corporate/Other ..............          705,236          443,907
                                          ----------       ----------
         Total ....................       $6,842,923       $3,760,969
                                          ==========       ==========

----------

(1) Operating income includes plant closing costs of $5.3 million in the second quarter of 2002 and $6.5 million and $0.8 million in the first six months of 2002 and 2001, respectively.

(2) Operating income includes plant closing costs of $1.4 million in the second quarter and first six months of 2002.

         Geographic information for the three-month and six-month periods ended June 30:

                                                           REVENUE
                                -------------------------------------------------------------           LONG-LIVED ASSETS
                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,                AT JUNE 30,
                                ---------------------------       ---------------------------       ---------------------------
                                   2002             2001             2002             2001             2002             2001
                                ----------       ----------       ----------       ----------       ----------       ----------
                                       (In thousands)                    (In thousands)                  (In thousands)
United States ...........       $2,235,627       $1,419,036       $4,408,744       $2,786,399       $5,138,671       $2,711,862
Puerto Rico .............           55,713           56,261          111,479          111,948          122,089          125,621
Europe ..................           59,616           42,244          112,718           84,266          110,687          100,582
                                ----------       ----------       ----------       ----------       ----------       ----------
Total ...................       $2,350,956       $1,517,541       $4,632,941       $2,982,613       $5,371,447       $2,938,065
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

         We currently have three reportable segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group segment manufactures and sells fluid milk, ice cream and novelties, half-and-half, whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices, flavored drinks and bottled water. Our Morningstar/White Wave segment consists of our Morningstar Foods division and, as of May 9, 2002, our White Wave, Inc. subsidiary. It manufactures and sells dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, cultured dairy products, specialty products such as lactose-reduced milks and extended shelf-life milks and milk-based beverages, soymilks and other soy products. Specialty Foods manufactures and sells pickles, powdered products such as non-dairy coffee creamers, and sauces and puddings. We also have operations in Puerto Rico and Spain that are aggregated in our segment discussions into the "Corporate/Other" category.

RESULTS OF OPERATIONS

         The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:

                                              THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                      ---------------------------------------------   ---------------------------------------------
                                               2002                     2001                    2002                     2001
                                      --------------------     --------------------   --------------------     --------------------
                                        DOLLARS    PERCENT      DOLLARS     PERCENT    DOLLARS     PERCENT      DOLLARS     PERCENT
                                      ----------   -------     ----------   -------   ----------   -------     ----------   -------
                                                   (Dollars in thousands)                          (Dollars in thousands)
Net sales .........................   $2,350,956     100.0%    $1,517,541     100.0%  $4,632,941     100.0%    $2,982,613     100.0%
Cost of sales .....................    1,738,644      74.0      1,163,947      76.7    3,464,340      74.8      2,281,774      76.5
                                      ----------   -------     ----------   -------   ----------   -------     ----------   -------

  Gross profit ....................      612,312      26.0        353,594      23.3    1,168,601      25.2        700,839      23.5

Operating expenses
  Selling and distribution ........      336,620      14.3        197,714      13.0      659,664      14.2        396,004      13.3
  General and administrative ......       88,776       3.7         39,522       2.6      170,286       3.6         90,415       3.0
  Amortization of intangibles .....        1,869       0.1         13,456       0.9        4,082       0.1         26,797       0.9
  Plant closing and other costs ...        6,665       0.3                                 7,898       0.2            843
                                      ----------   -------     ----------   -------   ----------   -------     ----------   -------
    Total operating expenses ......      433,930      18.4        250,692      16.5      841,930      18.1        514,059      17.2
                                      ----------   -------     ----------   -------   ----------   -------     ----------   -------

    Total operating income ........   $  178,382       7.6%    $  102,902       6.8%  $  326,671       7.1%    $  186,780       6.3%
                                      ==========   =======     ==========   =======   ==========   =======     ==========   =======

Note: We completed our acquisition of the former Dean Foods Company ("Old Dean") on December 21, 2001. We obtained our Specialty Foods segment as part of our acquisition of Old Dean. More complete segment data can be found in Note 11 to our condensed consolidated financial statements. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and certain other intangible assets. As a result of the acquisition of Old Dean and the adoption of SFAS No. 142, comparisons with the first two quarters of 2001 are less meaningful than they would be otherwise. Where appropriate, we have provided comparisons eliminating the amortization of goodwill and amortizing our recognized intangible assets over their useful lives. See Notes 1 and 4 to our condensed consolidated financial statements for more information regarding SFAS 142.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

         Net Sales -- Net sales increased $0.83 billion, or 55%, to $2.35 billion during the second quarter of 2002, from $1.52 billion in the second quarter of 2001.

         Net sales for the Dairy Group increased $558.6 million, or 45%, in the second quarter of 2002. The acquisition of Old Dean (net of the plants divested as part of the transaction) contributed approximately $635 million to the Dairy Group's second quarter sales. That increase was offset primarily by the effects of decreased raw milk costs compared to the prior year second quarter, and also by lower ice cream volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. Therefore, sales generally decrease as raw material prices decrease. The average monthly price for Class I raw skim milk decreased approximately 11% in the second quarter of 2002 from the same period in 2001, to $6.99 per hundredweight from $7.88 per hundredweight. The average monthly price for Class I butterfat decreased approximately 32% in the same periods, to $1.29 per pound from $1.89 per pound. We process Class I raw skim milk and butterfat into fluid milk products. Average monthly prices for Class II butterfat, which we use for products such as cottage cheese, creams, ice cream and sour cream, decreased approximately 43% in the second quarter of 2002 compared to 2001, to $1.19 per pound to $2.10 per pound. The Dairy Group's fluid milk volumes during the second quarter of 2002 were relatively flat compared to the second quarter of 2001, while ice cream volumes during the second quarter of 2002 were down approximately 9% compared to the second quarter of 2001. Our ice cream products are sold under private labels and local brands, and we lost sales during the quarter to stronger premium branded products, which are promoted more aggressively than our products. Cooler than average temperatures in the early part of the summer also contributed to decreased ice cream volumes during the second quarter of 2002.

         Net sales for Morningstar/White Wave increased $84.9 million or 47%, in the second quarter of 2002, compared to the year earlier period. We estimate that the acquisition of Old Dean added approximately $75 million of sales at our Morningstar/White Wave segment during the second quarter of 2002; although precise measurement of the impact of the Old Dean acquisition on Morningstar/White Wave's sales is no longer possible because Old Dean's NRP group has now been fully integrated into Morningstar from an accounting standpoint, and is no longer accounted for separately. The acquisition of White Wave contributed approximately $24 million in the second quarter of 2002.
These gains were offset by (i) lower raw milk and butterfat prices, (ii) lower cultured dairy product volumes, and (iii) the previously-announced phase-out of the Lactaid, Nestle Quik and Nestle Coffeemate co-packing businesses. Sales of Morningstar/White Wave's strategic brands, which include Hershey's(R) flavored milks, International Delight(R) coffee creamers, Silk(R) soy products, SunSoy(R) soymilk, Folger's Jakada(R) milk and coffee beverage, Dairy Ease(R) lactose-free milk and Marie's(R) dips and dressings and Dean's dips, totaled approximately $105 million during the second quarter of 2002. Strategic brand volumes were up over 20% in the second quarter of 2002 compared to the second quarter of 2001 (including the effect of brands acquired in both periods).

         Our Specialty Foods segment reported net sales of $177.4 million in the second quarter of 2002.

         Cost of Sales -- Our cost of sales ratio was 74.0% in the second quarter of 2002 compared to 76.7% in the same period of 2001. The cost of sales ratio for the Dairy Group decreased to 74.4% in the second quarter of 2002 from 77.2% in the second quarter of 2001 due primarily to lower raw milk costs and also to realized merger synergies. The cost of sales ratio for Morningstar/White Wave decreased to 66.8% in the second quarter of 2002 from 70.7% in the same period of 2001, due primarily to lower butterfat costs in the second quarter of 2002 compared to the year earlier period and also to realized merger synergies. Specialty Foods' cost of sales ratio was 74.0% in the second quarter of 2002.

         Operating Costs and Expenses -- Our operating expense ratio was 18.4% in the second quarter of 2002 compared to 16.5% in the second quarter of 2001. These ratios were affected by our adoption of SFAS 142 on January 1, 2002. Excluding 2001 amortization, our operating expense ratio would have been 15.7% in 2001, as compared to 18.4% in 2002.

         The operating expense ratio at the Dairy Group was 17.9% in the second quarter of 2002 compared to 16.7% in the same period last year. Excluding approximately $9.9 million of amortization in the second quarter of 2001, the Dairy Group's operating expense ratio would have been 15.9% in 2001, compared to 17.9% in 2002. The increase in 2002 was due to plant closing costs of $6.7 million as well as higher selling and marketing expenses incurred in support of our regional Dairy Group brands.

         The operating expense ratio at Morningstar/White Wave was 21.6% in the second quarter of 2002 compared to 15.4% in the second quarter of 2001. Excluding approximately $1.8 million of amortization in the second quarter of 2001, the operating expense ratio would have been 14.4% in 2001, compared to 21.6% in 2002. This increase was caused by (i) higher selling and marketing expenses related to the introduction of new products and additional promotions of existing products, (ii) the addition of White Wave, which has higher selling and marketing costs, and (iii) higher distribution expenses due primarily to the acquisition of White Wave.

         The increase in 2002 was partly caused by corporate office expenses, which increased approximately $14.0 million in the second quarter of 2002 compared to 2001 as a result of the acquisition of Old Dean.

         The operating expense ratio for Specialty Foods was 11.7% in the second quarter of 2002.

         Operating Income -- Operating income in the second quarter of 2002 was $178.4 million, an increase of $75.5 million from 2001 operating income of $102.9 million. Our operating margin in the second quarter of 2002 was 7.6% compared to 6.8% in the same period of 2001. Excluding 2001 amortization that would have been eliminated had SFAS 142 been in effect last year, our operating income would have increased $62.8 million in the second quarter of 2002 and our operating margin would have been 7.6% in both years.

         The Dairy Group's operating margin, after excluding amortization expense from the second quarter of 2001, increased to 7.6% in the second quarter of 2002 from 6.9% in the second quarter of 2001. This increase was primarily due to lower raw milk costs during 2002 and to realized synergies from our acquisition of Old Dean, partly offset by higher spending on regional brands. The operating margin for our Morningstar/White Wave segment, again excluding amortization expense from the second quarter of 2001, declined to 11.7% in the second quarter of 2002 from 14.8% in 2001. This decrease was due primarily to higher distribution, selling and marketing expenses, offset by certain realized merger synergies.

         Specialty Foods' operating margin was 14.3% in the second quarter of 2002.

         Other (Income) Expense -- Total other expense increased by $27.1 million in the second quarter of 2002 compared to 2001. Interest expense increased to $52.3 million in the second quarter of 2002 from $25.9 million in 2001. This increase was the result of higher debt used to finance the acquisitions of Old Dean and White Wave. Financing charges on preferred securities were $8.4 million in both years.

         Income from investments in unconsolidated affiliates increased to $1.4 million in the second quarter of 2002 from $1.2 million in the same period of 2001. The income in 2002 primarily related to our 36.0% interest in White Wave through May 9, 2002. On May 9, 2002 we acquired the remaining equity interest in White Wave and began consolidating White Wave's results with our financial results. Our income in 2001 related primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"). In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

         Income Taxes -- Income tax expense was recorded at an effective rate of 38.1% in the second quarter of 2002 compared to 37.1% in 2001. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

         Minority Interest -- Minority interest in earnings decreased significantly to $7.0 thousand in the second quarter of 2002 from $9.4 million in the second quarter of 2001. In 2002, management of a subsidiary of our Specialty Foods segment owned a small minority interest in that subsidiary. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our condensed consolidated financial statements.

FIRST SIX MONTHS OF 2002 COMPARED TO FIRST SIX MONTHS OF 2001

         Net Sales -- Net sales increased 55% to $4.63 billion during the first six months of 2002 from $2.98 billion in the first six months of 2001.

         Net sales for the Dairy Group increased 47%, or $1.14 billion, in the first half of 2002 compared to the first half of 2001. The acquisition of Old Dean contributed a net increase of approximately $1.24 billion to the Dairy Group. That increase was offset primarily by the effects of decreased raw milk costs compared to the first half of the prior year, and also by lower ice cream volumes. The average monthly price for Class I raw skim milk decreased approximately 10% in the first half of 2002 from the same period in 2001, to $7.07 per hundredweight from $7.88 per hundredweight. The average monthly price for Class I butterfat decreased approximately 20% in the same periods, to $1.35 per pound from $1.70 per pound. We process Class I raw skim milk and butterfat into fluid milk products. Average monthly prices for Class II butterfat, which we use for products such as cottage cheese, creams, ice cream and sour cream, decreased approximately 27% in the first six months of 2002 compared to 2001, to $1.30 per pound from $1.79 per pound.

         Net sales for Morningstar/White Wave increased 45%, or $156.7 million in the first half of 2002, compared to the year earlier period. We estimate that the acquisition of Old Dean added approximately $161 million of sales at our Morningstar/White Wave segment during the first half of 2002; although precise measurement of the impact of the acquisition of Old Dean on Morningstar/White Wave's sales is no longer possible because Old Dean's NRP segment has now been fully integrated into Morningstar from an accounting standpoint, and is no longer accounted for separately. The acquisition of White Wave contributed approximately $24 million in the first half of 2002. These gains were offset by
(i) lower raw milk and butterfat costs, (ii) cultured dairy product volume declines and (iii) the previously announced phase-out of the Lactaid(R), Nestle Nesquik(R) and Nestle Coffeemate(R) a co-packing businesses.

         Our Specialty Foods segment reported net sales of $338.6 million in the first six months of 2002.

         Cost of Sales -- Our cost of sales ratio was 74.8% in the first six months of 2002 compared to 76.5% in the same period of 2001. The cost of sales ratio for the Dairy Group decreased to 74.8% in the first half of 2002 from 76.9% in the first half of 2001 due primarily to lower raw milk costs. The cost of sales ratio for Morningstar/White Wave decreased slightly to 70.2% in the first six months of 2002 from 70.3% in the same period of 2001. This decrease in 2002 was due to lower butterfat costs, largely offset by higher sales incentives and the addition of Old Dean's operations which have higher costs of sales. Specialty Foods cost of sales ratio was 74.9% in the first half of 2002.

         Operating Costs and Expenses -- Our operating expense ratio was 18.1% in the first half of 2002 compared to 17.2% in the same period of 2001. These ratios were affected by our implementation of SFAS 142 on January 1, 2002. Excluding 2001 amortization, our operating expense ratio would have been 16.4% in 2001.

         The operating expense ratio at the Dairy Group was 17.8% in the first half of 2002 compared to 17.2% in the same period last year. Excluding approximately $19.7 million of amortization in the first half of 2001, the Dairy Group's operating expense ratio would have been 16.4% in 2001. The increase in 2002 was due to plant closing costs of $7.9 million in 2002 compared to only $0.8 million in 2001, as well as higher selling and marketing expenses incurred in support of our regional brands.

         The operating expense ratio at Morningstar/White Wave was 19.1% in the first six months of 2002 compared to 16.4% in the first half of 2001. Excluding approximately $3.6 million of amortization in the first half of 2001, the operating expense ratio would have been 15.3% in 2001. This increase was caused by higher distribution, selling and marketing expenses related to the introduction of new products and increased spending on promotions of existing products, and to the addition of White Wave, which has a higher operating expense ratio.

         The operating expense ratio for Specialty Foods was 11.5% in the first six months of 2002.

         Operating Income -- Operating income in the first half of 2002 was $326.7 million, an increase of $139.9 million from 2001 operating income of $186.8 million. Our operating margin in the first half of 2002 was 7.1% compared to 6.3% in the same period of 2001. Excluding 2001 amortization that would have been eliminated had SFAS 142 been in effect last year, our operating income would have increased $114.6 million in the first half of 2002 and our operating margin would have been 7.1% both years.

         The Dairy Group's operating margin, excluding amortization expense from the first half of 2001, increased to 7.4% in the first six months of 2002 from 6.6% in the same period of 2001. This increase was primarily due to lower raw milk costs during 2002 and to realized synergies from our acquisition of Old Dean, partly offset by higher spending on regional brands. The operating margin for our Morningstar/White Wave segment, again excluding amortization expense from the first half of 2001, declined to 10.7% in the first half of 2002 from 14.4% in 2001. This decrease was due to the planned phase-out of the Lactaid, Nestle Quik and Nestle Coffeemate co-packing businesses, higher selling, distribution and marketing expense, and the addition of Old Dean's operations which have higher costs of sales, offset by certain realized merger synergies.

         Specialty Foods' operating margin was 13.6% in the first half of 2002.

         Other (Income) Expense -- Total other expense increased by $52.0 million in the first six months of 2002 compared to 2001. Interest expense increased to $104.2 million in the first half of 2002 from $53.2 million in 2001. This increase was the result of higher debt used primarily to finance the acquisition of Old Dean. Financing charges on preferred securities were $16.8 million in both years.

         Income from investments in unconsolidated affiliates declined to $1.8 million in the first half of 2002 from $2.9 million in the same period of 2001. The income in 2002 primarily related to our 36.0% interest in White Wave through May 9, 2002. On May 9, 2002 we acquired the remaining equity interest in White Wave and began consolidating White Wave's results with our financial results. Our income in 2001 related primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"). In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

         Income Taxes -- Income tax expense was recorded at an effective rate of 37.9% in the first half of 2002 compared to 37.5% in 2001. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

         Minority Interest -- Minority interest in earnings decreased significantly to $16.0 thousand in the first six months of 2002 from $16.3 million in the same period of 2001. In 2002, management of a subsidiary of our

Specialty Foods segment owned a small minority interest in that subsidiary. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our condensed consolidated financial statements.

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

RECENT DEVELOPMENTS

License Agreement with Land O'Lakes

         On July 31, 2002, we entered into a license agreement with Land O'Lakes, pursuant to which we acquired a perpetual license to use the Land O'Lakes(R) brand nationally on a broad range of fluid milk, juices and cultured dairy products, including ice cream, sour cream, creams and creamers, and on certain other value-added products, such as aseptic dairy products and extended shelf-life products, including soy beverages. The royalty structure varies by product type from 0% to 3%. We are also required to sell minimum volumes of certain Land O'Lakes branded value-added products. Our rights to use the Land O'Lakes brand on the licensed products are exclusive, subject to limited rights previously granted to a third party dairy processor to use the Land O'Lakes brand on certain dairy products in specified distribution channels in parts of the United States through 2005. As a result of our new arrangement with Land O'Lakes, we are entitled to receive all royalties paid by such third party processor on Land O'Lakes branded products. We are also entitled to include sales by such dairy processor in our minimum sales requirements. In August 2002, we intend to launch Land O'Lakes(R) Dairy Ease(R) lactose-free milk, which will be the first new product that we will launch under the new Land O'Lakes license agreement. Our prior joint venture with Land O'Lakes (called Dairy Marketing Alliance), in which we owned a 50% interest, was dissolved in connection with the new arrangement.

Acquisition of Marie's

         We acquired the Marie's(R) brand as a result of our acquisition of Old Dean in December 2001. Old Dean had licensed the Marie's brand to Marie's Quality Foods and Marie's Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. On May 17, 2002, we acquired the assets of those licensees, including the licenses. See
Note 2 to our condensed consolidated financial statements. As a result of this acquisition, we are now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

Acquisition of White Wave

         In May 2002, we completed the acquisition of the 64% equity interest in White Wave, Inc. which we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the twelve months ended March 31, 2002. Prior to May 9, we owned approximately 36.0% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining equity interests for a total price of approximately $189.0 million. Existing management of White Wave will remain in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by March 2004, and is anticipated to range between $30 million and $40 million. See Note 10 to our condensed consolidated financial statements. For financial reporting purposes, White Wave's financial results are now aggregated with Morningstar Foods' financial results.

Integration and Rationalization Activities

         As a result of our acquisition of Old Dean in December 2001, we expect to achieve annual cost-savings of at least $100 million in 2002, increasing to up to $150 million per year by the end of 2004. Our current synergy expectations are significantly higher than our initial annual synergy estimate of $60 million in 2002, increasing to $120 million per year by the end of 2004. The increase in our estimate has resulted from certain merger synergies being realized more quickly than we had anticipated, and in some cases in greater amounts than we had expected. We realized approximately $28 million and $50 million in merger synergies during the second quarter and first six months of 2002, respectively, including such items as purchasing savings, headcount reduction savings, pension elimination savings, new business, manufacturing synergies and various depreciation savings. As part of our integration activities, we have closed, or announced the closure of, 9 facilities since completion of the Old Dean acquisition and reduced (or intend to reduce) our workforce accordingly. Facilities that have been closed, or identified for closing, include:

Dairy Group                         Specialty Foods                         Other
-----------                         ---------------                         -----
Bennington, Vermont                 Atkin, Arkansas                 Aguadilla, Puerto Rico
Port Huron, Michigan                Cairo, Georgia
Escondido, California
Fort Worth, Texas
Parker Ford, Pennsylvania
Winchester, Virginia

         Part of our strategy as a result of the Old Dean acquisition is to divest certain non-core assets. Since the completion of the Old Dean acquisition, we have sold two small non-core businesses that we acquired as part of Old Dean's Specialty Foods division, including a transportation business and Old Dean's boiled peanut business.

Sworn Statements Regarding Financial Statements

         On August 8, 2002, our Chief Executive Officer and Chief Financial Officer filed sworn statements with the Securities and Exchange Commission ("SEC") regarding the integrity of our financial statements, as required by SEC Order No. 4-460. The statements were signed in the form mandated by the SEC without exception.

Stock Split

         On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. As a result of the split, the total number of shares of our common stock outstanding increased from approximately 45 million to approximately 90 million. All of the share numbers in this Quarterly Report on Form 10-Q have been adjusted for all periods to reflect the stock split, as if it had already occurred.

Launch of Folger's(R) Jakada(TM)

         In the first quarter of 2002, we launched Folger's Jakada, a new single-serve coffee and milk-based beverage. Pursuant to our licensing agreement with Procter & Gamble, we produce, promote and distribute Folger's Jakada and Procter & Gamble shares in revenue generated from all Folger's Jakada sales while retaining rights to the Folger's trademark.

Adoption of Certain Recently Issued Accounting Pronouncements

         We adopted EITF Issue Nos. 00-14 and 00-25, as well as SFAS Nos. 142 and 144 in the first quarter of 2002. See Note 1 to our condensed consolidated financial statements and "--Known Trends and Uncertainties."

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW

         Cash flow provided by operating activities was $293.4 million in the first six months of 2002 compared to $133.2 million in the first six months of 2001. This increase was primarily due to changes in working capital components which improved by $124.8 million and higher earnings in 2002 after adjusting for the cumulative accounting change, which was a non-cash item.

         Net cash used in investing activities was $301.9 million in the first six months of 2002 compared to $70.1 million in the first six months of 2001. We spent $91.5 million during the first six months of 2002 for capital expenditures, which were funded using cash flow from operations. We also spent approximately $214.9 million in the first six months of 2002 primarily on the acquisitions of White Wave, Marie's and stock option surrenders related to our acquisition of Old Dean. See Notes 2 and 6 to our condensed consolidated financial statements.

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

         At June 30, 2002 we had outstanding borrowings of $1.914 billion under our senior credit facility. In addition, $56.6 million of letters of credit secured by the credit facility were issued but undrawn. As of June 30, 2002, approximately $692.7 million was available for future borrowings under the revolver, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

         We also have a $400.0 million receivables securitization facility. During the first six months of 2002 we made net payments of $60.7 million on this facility and at June 30, 2002 had a balance of $339.3 million outstanding. See Note 5 to our condensed consolidated financial statements for more information about our receivables securitization facility.

         In addition, certain of Old Dean's indebtedness remains outstanding after the acquisition, including $700.0 million of outstanding indebtedness under certain senior notes, approximately $21.7 million of industrial development revenue bonds, and certain capital lease obligations. See Note 5 to our condensed consolidated financial statements.

         In addition to the letters of credit secured by our credit facility, we had at June 30, 2002 approximately $64.0 million of letters of credit that were issued but undrawn. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

         The table below summarizes our obligations for indebtedness and lease obligations at June 30, 2002 (dollars in thousands):

                                                                                  PAYMENTS DUE BY PERIOD
                                                          --------------------------------------------------------------------------
                                                           7/1/02 TO    7/1/03 TO   7/1/04 TO   7/1/05 TO     7/1/06 TO
    INDEBTEDNESS & LEASE OBLIGATIONS           TOTAL        6/30/03      6/30/04      6/30/05    6/30/06       6/30/07    THEREAFTER
    --------------------------------        ----------    ----------    ----------  ----------  ----------    ----------  ----------
Senior credit facility .................    $1,914,450    $  108,750    $  145,000  $  156,250  $  178,750    $  212,500  $1,113,200
Senior notes(1) ........................       700,000                                             100,000                   600,000
Receivables-backed loan ................       339,305                                 339,305
Foreign subsidiary term loan ...........        36,194         5,333         8,033       8,016       7,406         7,406
Other lines of credit ..................        13,355        13,355
Industrial development revenue bonds ...        27,701           555           555         555         555           555      24,926
Capital lease obligations and other ....        40,122        11,430        22,280       5,430         263           483         236
Operating leases .......................       361,789        76,696        59,111      50,494      42,519        30,674     102,295
                                            ----------    ----------    ----------  ----------  ----------    ----------  ----------
            Total ......................    $3,432,916    $  216,119    $  234,979  $  560,050  $  329,493    $  251,618  $1,840,657
                                            ==========    ==========    ==========  ==========  ==========    ==========  ==========

----------

(1)  Represents face value of notes.

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

FUTURE CAPITAL REQUIREMENTS

         During 2002, we intend to invest a total of approximately $250.0 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. Of this amount, we intend to spend it as follows:

        OPERATING DIVISION                       AMOUNT
        ------------------                 --------------------
                                           (Dollars in millions)
Dairy Group......................                 $178.0
Morningstar/White Wave...........                   50.0
Specialty Foods..................                   12.0
Other............................                   10.0
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

CRITICAL ACCOUNTING POLICIES

         "Critical accounting policies" are those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our financial statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. For a detailed discussion of these and other accounting policies see Note 1 to our 2001 consolidated financial statements contained in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

         Revenue Recognition and Accounts Receivable -- Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. Revenue is reduced by sales incentives that are estimated based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

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

         Valuation of Long-Lived and Intangible Assets and Goodwill -- We adopted SFAS 142 effective January 1, 2002 and as a result, goodwill is no longer amortized. In lieu of amortization, we are required to perform a transitional impairment assessment of our goodwill in 2002 and annual impairment tests thereafter. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have reassessed the useful lives of all intangible assets. Any recognized intangible asset determined to have an indefinite useful life is not amortized, but instead tested for impairment in accordance with the standard. For more information regarding the values assigned to our intangible assets and to goodwill, see Note 1 and Note 4 to our condensed consolidated financial statements.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board has reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives," which became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our historical practice for recording sales incentives within the scope of this Issue, which has been to record estimated coupon expense based on historical coupon redemption experience, is consistent with the requirements of this Issue. Therefore, our adoption of this Issue has no impact on our Condensed Consolidated Financial Statements.

         The Task Force was also reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the second quarter and the first six months of 2001 by $9.5 million and $18.8 million, respectively. There was no change in reported net income.

         In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied , and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001, including the acquisition of Old Dean. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Effective June 30, 2002, we completed the first phase of the transitional goodwill impairment assessment, which indicated that the goodwill related to our Puerto Rico reporting unit is impaired. Prior to December 31, 2002, we will determine the amount of the impairment, and record the impairment in our income statement as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. We currently have $67 million recorded as goodwill related to our Puerto Rico reporting unit. Therefore, the maximum transitional goodwill impairment we will recognize as a result of the adoption of SFAS No. 142 will be $67 million. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have re-assessed the useful lives and residual values of all recognized intangible assets. Any recognized intangible asset determined to have an indefinite useful life was tested for impairment in accordance with the standard. These impairment tests were completed during the first quarter of 2002, and resulted in a charge of $47.3 million, net of an income tax benefit of $29.0 million, which was recorded during the first quarter of 2002 as a change in accounting principle. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments. The fair value of these trademarks was determined using a present value technique. See Note 1 to our condensed consolidated financial statements.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the life of the asset. SFAS No. 143 will become effective for us in fiscal year 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense." For the year ended December 31, 2001, we recorded an extraordinary loss of $4.3 million, net of an income tax benefit of $3.0 million.

         In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

KNOWN TRENDS AND UNCERTAINTIES

ACQUISITIONS AND DIVESTITURES

         We have announced that we intend to continue to make acquisitions in our core businesses and, over the next several years, to divest non-core businesses.

RAW MATERIAL PRICES

         The primary raw materials used in our operations are raw milk and butterfat. The prices we pay for these materials are regulated by the federal government, and in some cases by state and other regulatory agencies. Prices of raw milk and butterfat can be volatile. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, and in some cases we are contractually restrained with respect to the means and timing of implementing price changes. Also, at some point price increases do erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin tend to fluctuate with the price of our raw materials.

GOODWILL IMPAIRMENT

         We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Effective June 30, 2002, we completed the first phase of the transitional goodwill impairment assessment, which indicated that the goodwill related to our Puerto Rico reporting unit is impaired. Prior to December 31, 2002, we will determine the amount of the impairment, and record the impairment in our income statement as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. We currently have approximately $67 million recorded as goodwill related to our Puerto Rico reporting unit. Therefore, the maximum transitional goodwill impairment we will recognize as a result of the adoption of SFAS No. 142 will be approximately $67 million.

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

RATIONALIZATION ACTIVITIES

         As part of our overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs of $7.9 million during the first six months of 2002 and $0.8 million in the first six months of 2001. These charges included the following costs:

       o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

       o Shutdown costs, including those costs necessary to prepare the plant facilities for re-sale or closure;

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

         As part of our acquisition purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. We will continue to finalize and implement our initial integration and rationalization plan related to the Old Dean acquisition and we expect to refine our estimate of amounts in our purchase price allocations associated with this plan.

         We do not expect any of these costs to have a material adverse impact on our results of operations. For more information, see Note 8.

TAX RATE

         Our tax rate in the first half of 2002 was approximately 37.9%. We believe that our effective tax rate will range between approximately 37.0% to 38.0% over the next several years, as Old Dean's tax rate was higher than our tax rate prior to the Old Dean acquisition.

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

OUR BRANDING EFFORTS MAY NOT SUCCEED

         We have invested, and intend to continue to invest, significant resources toward the growth of our branded, value-added portfolio of products, particularly at our Morningstar/White Wave segment. We believe that sales of these products could be a significant source of growth for our business. However, the success of our efforts will depend on customer and consumer acceptance of our branded products, of which there can be no assurance. If our efforts do not succeed, we may not be able to continue to significantly increase sales or profit margins.

OUR FAILURE TO SUCCESSFULLY COMPETE COULD ADVERSELY AFFECT OUR PROSPECTS AND FINANCIAL RESULTS

         Our business is subject to significant competition based on a number of factors. If we fail to successfully compete against our competitors, our business will be adversely affected.

         The consolidation trend is continuing in the retail grocery and foodservice industries. As our customer base continues to consolidate, we expect competition among us and our competitors to intensify as we compete for the business of fewer customers. As the consolidation continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is particularly important to the growth of our Dairy Group, as demand tends to be relatively flat in the dairy industry. Moreover, as our customers become larger, they will have greater purchasing leverage, and could force prices and margins lower than current levels.

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

NEGATIVE PUBLICITY AND/OR SHORTAGES OF MILK SUPPLY RELATED TO MAD COW DISEASE AND/OR FOOT AND MOUTH DISEASE COULD ADVERSELY AFFECT US

         Recent incidences of bovine spongiform encephalopathy ("BSE" or "mad cow disease") in other countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. However, we are still subject to risk as a result of public misperception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease, we could suffer a loss of sales, which could have a material and adverse affect our financial results.

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

WE COULD BE REQUIRED TO SATISFY OUR PAYMENT OBLIGATIONS UNDER OUR GUARANTY OF CONSOLIDATED CONTAINER COMPANY'S DEBT

         In February 2002, we executed a limited guarantee of certain indebtedness of Consolidated Container Company ("CCC"), in which we own a 43.1% interest. See Note 10 to our condensed consolidated financial statements for information concerning the terms of the guaranty. CCC has experienced various operational difficulties in the past, which has adversely affected its financial performance. CCC's ability to repay the guaranteed indebtedness will depend on a variety of factors, including its ability to successfully implement its business plan, of which there can be no assurance.

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

POOR WEATHER CAN ADVERSELY AFFECT US

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

         Our White Wave operating unit is also sensitive to adverse weather due its reliance on soy beans. Finally, prices of other raw materials, such as raw milk and butterfat, can be adversely affected by adverse weather.

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

         These swaps have been designated as hedges against variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate swap agreements in effect at June 30, 2002 and at December 31, 2001:

   FIXED INTEREST RATES        EXPIRATION DATE              NOTIONAL AMOUNTS
   --------------------        ---------------              ----------------
                                                              (In millions)
4.90% to 4.93%..........       December 2002                      $275.0
6.07% to 6.24%..........       December 2002                       325.0
6.23%...................       June 2003                            50.0
6.69%...................       December 2004                       100.0
6.69% to 6.74%..........       December 2005                       100.0
6.78%...................       December 2006                        75.0

         In March and June of 2002, we entered into forward starting swaps that begin in December 2002 with a notional amount of $750.0 million and fixed interest rates of 4.005% to 5.315%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility and under one of our subsidiary's term loans.

   FIXED INTEREST RATES        EXPIRATION DATE              NOTIONAL AMOUNTS
   --------------------        ---------------              ----------------
                                                              (In millions)
4.290% to 4.6875%.......       December 2003                      $275.0
4.005% to 4.855%........       December 2004                       175.0
5.190% to 5.315%........       December 2005                       300.0

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

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 5 to our condensed consolidated financial statements. The following table summarizes these agreements:

  FIXED INTEREST RATES        EXPIRATION DATE                              NOTIONAL AMOUNTS
  --------------------        ---------------                              ----------------
          5.54%               November 2003           1,500,000,000 pesetas (approximately $8.9 million as of June
                                                      30, 2002)

          5.6%                November 2004           2,000,000,000 pesetas (approximately $11.9 million as of June
                                                      30, 2002)

         We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $5.8 million and $11.5 million of additional interest expense, net of income taxes, during the second quarter and the first half of 2002, respectively as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

         A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2002, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

                           PART II - OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 30, 2002, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

     o the re-elections of Tom C. Davis, Stephen L. Green, John R. Muse, P. Eugene Pender and J. Christopher Reyes as members of our Board of Directors, and

     o the ratification of our Board of Directors' selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2002.

         At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our independent auditor.

         The vote of the stockholders with respect to each such matter was as follows:

     o  Re-election of directors:

          Tom C. Davis          39,572,407 votes for   221,719 votes withheld
          Stephen L. Green      39,559,905 votes for   234,221 votes withheld
          John R. Muse          39,571,842 votes for   222,284 votes withheld
          P. Eugene Pender      39,549,173 votes for   244,953 votes withheld
          J. Christopher Reyes  39,562,040 votes for   232,096 votes withheld

     o Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

        38,251,630 votes for    1,508,066 votes against;    34,430 abstentions

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See attached Exhibit Index.

(b)  Reports on Form 8-K and 8-K/A

     o Current Report on Form 8-K dated April 17, 2002 regarding the retirement of Howard Dean; and

     o Current Report on Form 8-K dated August 9, 2002 regarding the sworn statements filed by our Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission.

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

Date:  August 14, 2002

                                EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION
   11             Statement re computation of per share earnings.