Form 10-Q/A
period 2002-06-30
DEAN FOODS CO/
filed 2002-08-16
CIK 931336

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

        This Amendment is being filed to correct certain typographical errors in Exhibit 11.

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

Date:  August 16, 2002

                                EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION
   11             Statement re computation of per share earnings.