Form 10-Q
period 2002-09-30
DEAN FOODS CO/
filed 2002-11-15
CIK 931336

                                   ----------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   (MARK ONE)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-12755

                                   ----------

                               DEAN FOODS COMPANY
           (Exact name of the registrant as specified in its charter)

                              [DEAN FOODS(TM) LOGO]


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

         As of November 11, 2002 the number of shares outstanding of each class of common stock was:

                    Common Stock, par value $.01, 91,266,570

                                   ----------

                                TABLE OF CONTENTS


                                                                           Page
                                                                           -----
PART I--FINANCIAL INFORMATION

  Item 1--Financial Statements..............................................  1

  Item 2--Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 20

  Item 3--Quantitative and Qualitative Disclosures About Market Risk........ 36

  Item 4--Controls and Procedures........................................... 37

PART II--OTHER INFORMATION

  Item 6--Exhibits and Reports on Form 8-K.................................. 38

                          PART I--FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                                    ------------------     -----------------
                                                                                        (unaudited)
                                                         ASSETS

Current assets:
          Cash and cash equivalents ...........................................          $   49,153           $   78,260
          Accounts receivable, net ............................................             689,238              775,824
          Inventories .........................................................             435,700              440,247
          Refundable income taxes .............................................                  32                3,375
          Deferred income taxes ...............................................             107,636              127,579
          Prepaid expenses and other current assets ...........................              83,363               56,899
                                                                                         ----------           ----------

                    Total current assets ......................................           1,365,122            1,482,184

Property, plant and equipment, net ............................................           1,633,701            1,668,592
Goodwill ......................................................................           3,153,448            2,967,778
Intangible and other assets ...................................................             700,513              613,343
                                                                                         ----------           ----------

                    Total .....................................................          $6,852,784           $6,731,897
                                                                                         ==========           ==========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
          Accounts payable and accrued expenses ...............................          $1,022,703           $1,044,409
          Income taxes payable ................................................              28,178               33,582
          Current portion of long-term debt and subsidiary lines of credit ....             161,955               96,972
                                                                                         ----------           ----------

                    Total current liabilities .................................           1,212,836            1,174,963

Long-term debt ................................................................           2,741,053            2,971,525
Other long-term liabilities ...................................................             243,846              243,695
Deferred income taxes .........................................................             332,608              281,229

Mandatorily redeemable convertible trust issued preferred securities ..........             585,032              584,605

Commitments and contingencies (See Note 10)

Stockholders' equity:
          Common stock, 91,084,959 and 87,872,980 shares issued and outstanding                 911                  879
          Additional paid-in capital ..........................................           1,073,136              961,705
          Retained earnings ...................................................             693,108              543,139
          Accumulated other comprehensive income ..............................             (29,746)             (29,843)
                                                                                         ----------           ----------

                    Total stockholders' equity ................................           1,737,409            1,475,880
                                                                                         ----------           ----------

                    Total .....................................................          $6,852,784           $6,731,897
                                                                                         ==========           ==========

            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30                          SEPTEMBER 30
                                                    ---------------------------------       ---------------------------------
                                                        2002                2001                2002                2001
                                                    -------------       -------------       -------------       -------------
                                                               (UNAUDITED)                             (UNAUDITED)
Net sales ....................................      $   2,286,061       $   1,547,785       $   6,919,002       $   4,530,397
Cost of sales ................................          1,680,610           1,195,435           5,144,950           3,477,209
                                                    -------------       -------------       -------------       -------------

Gross profit .................................            605,451             352,350           1,774,052           1,053,188
Operating costs and expenses:
    Selling and distribution .................            333,735             199,983             993,398             595,985
    General and administrative ...............             95,464              41,083             265,750             131,498
    Amortization of intangibles ..............              2,308              13,117               6,390              39,914
    Plant closing costs ......................              4,921                                  12,820                 843
                                                    -------------       -------------       -------------       -------------

        Total operating costs and expenses ...            436,428             254,183           1,278,358             768,240
                                                    -------------       -------------       -------------       -------------

Operating income .............................            169,023              98,167             495,694             284,948
Other (income) expense:
        Interest expense, net ................             49,674              23,258             153,865              76,494
        Financing charges on trust issued
           preferred securities ..............              8,394               8,395              25,184              25,186
        Equity in (earnings) loss of
           unconsolidated affiliates .........               (254)              5,424              (2,061)              2,565
        Other expense, net ...................                348               1,097                 801               1,600
                                                    -------------       -------------       -------------       -------------

            Total other (income) expense .....             58,162              38,174             177,789             105,845
                                                    -------------       -------------       -------------       -------------

Income before income taxes and
  minority interest ..........................            110,861              59,993             317,905             179,103
Income taxes .................................             42,137              20,803             120,579              65,452
Minority interest in earnings ................                 25               9,768                  41              26,109
                                                    -------------       -------------       -------------       -------------

Income before cumulative effect
   of accounting change ......................             68,699              29,422             197,285              87,542
Cumulative effect of accounting change .......                                                    (47,316)             (1,446)
                                                    -------------       -------------       -------------       -------------

Net income ...................................      $      68,699       $      29,422       $     149,969       $      86,096
                                                    =============       =============       =============       =============

Average common shares: Basic .................         90,570,378          55,721,464          89,835,475          55,189,198
Average common shares: Diluted ...............        109,050,890          73,207,934         108,673,733          72,360,334
Basic earnings per common share:
        Income before cumulative effect
           of accounting change ..............      $        0.76       $        0.53       $        2.20       $        1.59
        Cumulative effect of accounting change                                                      (0.53)              (0.03)
                                                    -------------       -------------       -------------       -------------

        Net income ...........................      $        0.76       $        0.53       $        1.67       $        1.56
                                                    =============       =============       =============       =============

Diluted earnings per common share:
        Income before cumulative effect of
           accounting change .................      $        0.68       $        0.47       $        1.96       $        1.43
        Cumulative effect of accounting change                                                      (0.43)              (0.02)
                                                    -------------       -------------       -------------       -------------

        Net income ...........................      $        0.68       $        0.47       $        1.53       $        1.41
                                                    =============       =============       =============       =============


            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                        NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                   -----------------------------
                                                                                     2002                2001
                                                                                   ---------           ---------
                                                                                            (unaudited)
Cash flows from operating activities:
    Net income ..........................................................          $ 149,969           $  86,096
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ...................................            136,668             113,467
        Write-down of impaired assets ...................................              7,909
        Minority interest ...............................................                 41              42,829
        Equity in (earnings) loss of unconsolidated affiliates ..........             (2,061)              2,565
        Cumulative effect of accounting change ..........................             47,316               1,446
        Deferred income taxes ...........................................             30,910              21,638
        Other, net ......................................................              1,219               1,056
        Changes in operating assets and liabilities, net of acquisitions:
            Accounts receivable .........................................             90,716             (21,473)
            Inventories .................................................             (3,695)            (22,903)
            Prepaid expenses and other assets ...........................             (6,767)             (5,657)
            Accounts payable, accrued expenses and other liabilities ....            (51,025)            (53,959)
            Income taxes ................................................             38,641              14,438
                                                                                   ---------           ---------

                Net cash provided by operating activities ...............            439,841             179,543

Cash flows from investing activities:
    Net additions to property, plant and equipment ......................           (152,392)            (89,368)
    Cash outflows for acquisitions and investments ......................           (213,586)            (32,442)
    Net proceeds from divestitures ......................................              2,561
    Purchase of minority interest .......................................                                (12,620)
    Other ...............................................................              4,106               1,915
                                                                                   ---------           ---------

                Net cash used in investing activities ...................           (359,311)           (132,515)

Cash flows from financing activities:
    Proceeds from issuance of debt ......................................            193,729             113,789
    Repayment of debt ...................................................           (370,892)           (182,585)
    Issuance of common stock, net of expenses ...........................             68,288              30,221
    Redemption of common stock ..........................................                                 (6,056)
    Distribution to minority interest ...................................                                 (7,746)
    Other................................................................               (762)
                                                                                   ---------           ---------

                Net cash used in financing activities ...................           (109,637)            (52,377)
                                                                                   ---------           ---------

Decrease in cash and cash equivalents ...................................            (29,107)             (5,349)
Cash and cash equivalents, beginning of period ..........................             78,260              31,110
                                                                                   ---------           ---------

Cash and cash equivalents, end of period ................................          $  49,153           $  25,761
                                                                                   =========           =========

            See notes to condensed consolidated financial statements.

                               DEAN FOODS COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002
                                  (unaudited)

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

         On April 23, 2002, we effected a two-for-one split of our common stock. Pursuant to the split, all shareholders of record as of April 8, 2002 received one additional share of common stock for each share held on that date. All share numbers contained in our condensed consolidated financial statements and in these notes have been adjusted for all periods to reflect the stock split as if it had already occurred.

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

         The Task Force has also reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the third quarter and for the first nine months of 2001 by $7.9 million and $26.8 million, respectively. There was no change, however, in reported net income.

         In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied, and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Effective June 30, 2002, we completed the first phase of the transitional goodwill impairment assessment, which indicated that the goodwill related to our Puerto Rico reporting unit is impaired. In the fourth quarter of 2002, we will determine the amount of impairment that existed as of January 1, 2002, and record the impairment in our income statement as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. As of January 1, 2002, we had approximately $67 million recorded as goodwill related to our Puerto Rico reporting unit. See Note 12 for information related to our fourth quarter agreement to sell our Puerto Rico operating unit. Our annual impairment tests will be completed in the fourth quarter of 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have re-assessed the useful lives and residual values of all recognized intangible assets. Any recognized intangible asset determined to have an indefinite useful life was tested for impairment in accordance with the standard. These impairment tests were completed during the first quarter of 2002, and resulted in a charge of $47.3 million, net of an income tax benefit of $29 million, which was recorded during the first quarter of 2002 as a change in accounting principle. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments. The fair value of these trademarks was determined using a present value technique.

         In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will become effective for us in 2003. We are currently evaluating the impact of adopting this pronouncement on our consolidated financial statements.

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

2.    ACQUISITIONS AND DIVESTITURES

         Acquisition of Dean Foods Company -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). As a result of this transaction, Old Dean was merged with and into our wholly-owned subsidiary, Blackhawk Acquisition Corp. Blackhawk Acquisition Corp. survived the merger and immediately changed its name to Dean Holding Company. Immediately after completion of the merger, we changed our name to Dean Foods Company. As a result of the merger, each share of common stock of Old Dean was converted into 0.858 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders and common stock valued at $739.4 million. The value of the approximately 31 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the acquisition was announced on April 5, 2001). In addition, each of the options to purchase Old Dean's common stock outstanding on December 21, 2001 was converted into an option to purchase 1.504 shares of our stock. As discussed in Note 6, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment. We paid approximately $17.7 million to Old Dean's option holders as a result of such surrenders.
         We decided to acquire Old Dean for the above-described consideration after considering a number of factors, including:

         o The acquisition would result in us becoming the first truly national dairy and specialty foods company with the geographic reach, management depth and product mix necessary to meet the needs of large customers, who can especially benefit from the added services, convenience and value that a national dairy company can provide;

         o Combining our businesses would enable us to reduce our costs by pursuing economies of scale in purchasing, product development and manufacturing, and by eliminating duplicative costs; and

         o Increasing our scale would provide us with greater resources to invest in marketing and innovation.

         Also on December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash,
(2) a contingent promissory note in the original principal amount of $40 million, and (3) the operations of eleven plants (including seven of our plants and four of Old Dean's plants) located in nine states where we and Old Dean had overlapping operations. As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47 million. See Note 10 for further discussion of these contingent obligations. As a result of this transaction, we now own 100% of our Dairy Group.

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

         The final allocation of the purchase price to the fair values of assets and liabilities of Old Dean and the related business integration plans will be completed during the fourth quarter of 2002. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets (some of which will have indefinite lives) and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill.

         The unaudited results of operations on a pro forma basis for the three-month and nine-month periods ended September 30, 2001 as if the acquisition of Old Dean, and the purchase of DFA's minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2001 are as follows:


                                                                                   PRO FORMA
                                                                    ----------------------------------------
                                                                      THREE MONTHS            NINE MONTHS
                                                                          ENDED                  ENDED
                                                                    SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                                                    ------------------    ------------------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..................................................          $   2,513,896          $   7,376,735
Income before income taxes and minority interest ...........                 84,717                216,344
Income before cumulative effect of accounting change .......                 53,130                137,589
Net income .................................................                 53,130                136,143
Basic earnings per common share:
    Income before cumulative effect of accounting change ...          $        0.61          $        1.60
    Net income .............................................                   0.61                   1.58
Diluted earnings per share:
    Income before cumulative effect of accounting change ...                   0.56                   1.48
    Net income .............................................                   0.56                   1.47

         Acquisition of White Wave -- On May 9, 2002, we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, we owned approximately 36% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining 64% equity interest for a total price of approximately $189 million. Existing management of White Wave has remained in place after the acquisition. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by the end of

March 2004, and is anticipated to range between $30 million and $40 million. Amounts expected to be payable under the bonus plan are expensed each quarter based on White Wave's performance during the quarter. See Note 10. For financial reporting purposes, White Wave's financial results are aggregated with Morningstar Foods' financial results.

         Acquisition of Marie's -- On May 17, 2002, we bought the assets of Marie's Quality Foods, Marie's Dressings, Inc. and Marie's Associates, makers of Marie's(R) brand dips and dressings in the western United States, for an aggregate purchase price of approximately $23 million. Prior to the acquisition, we licensed the Marie's brand to Marie's Quality Foods and Marie's Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our Morningstar/White Wave segment is now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

         Divestitures of Non-Core Businesses -- During the first nine months of 2002, we completed the sale of two non-core businesses acquired as part of Old Dean. On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler that was part of Old Dean's Specialty Foods segment. On February 7, 2002, we completed the sale of the assets related to the boiled peanut business of Dean Specialty Foods Company, also a part of the Specialty Foods segment.

3.    INVENTORIES


                                                         AT SEPTEMBER 30,      AT DECEMBER 31,
                                                              2002                   2001
                                                         ----------------      ---------------
                                                                     (IN THOUSANDS)
Raw materials and supplies .......................          $  158,970          $  161,673
Finished goods ...................................             276,730             278,574
                                                            ----------          ----------

          Total ..................................          $  435,700          $  440,247
                                                            ==========          ==========

         Approximately $112.8 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2002 and December 31, 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

         On January 1, 2002, we adopted SFAS No. 142, which requires, among other things, that goodwill no longer be amortized, and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for the third quarter and first nine months of 2001 have not been restated. The following sets forth a reconciliation of net income and earnings per share information for the three-month and nine-month periods ended September 30, 2002 and 2001, eliminating goodwill amortization and amortizing recognized intangible assets with finite useful lives. We expect to complete our goodwill impairment analysis by December 31, 2002. See Note 1.


                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                    SEPTEMBER 30                        SEPTEMBER 30
                                                             ---------------------------        ---------------------------
                                                                 2002           2001               2002            2001
                                                             -----------     -----------        -----------     -----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net earnings before cumulative
    effect of accounting change                              $    68,699     $    29,442        $   197,285     $    87,542
Reported net earnings .................................           68,699          29,442            149,969          86,096
Goodwill amortization, net of tax and
    minority interest..................................                            6,935                             20,747
Trademark amortization, net of tax and
    minority interest .................................                              591                              1,780
Adjusted net earnings before cumulative
    effect of accounting change .......................           68,699          36,968            197,285         110,069
Adjusted net earnings .................................           68,699          36,968            149,969         108,623
Basic earnings per share:
Reported net earnings before cumulative
    effect of accounting change .......................      $      0.76     $      0.53        $      2.20     $      1.59
          Adjusted net earnings .......................      $      0.76     $      0.66        $      1.67     $      1.97
Diluted earnings per share:
          Reported net earnings before cumulative
            effect of accounting change ...............      $      0.68     $      0.47        $      1.96     $      1.43
          Adjusted net earnings .......................      $      0.68     $      0.58        $      1.53     $      1.72

         The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:


                                                                 MORNINGSTAR/      SPECIALTY
                                               DAIRY GROUP        WHITE WAVE         FOODS              OTHER            TOTAL
                                               -----------       ------------      ----------         ----------       ----------
                                                                                 (IN THOUSANDS)
Balance at December 31, 2001 ...........        $2,163,702        $  389,572       $  290,000         $  124,504       $2,967,778
Acquisitions ...........................             3,977           101,722                                              105,699
Purchase accounting adjustments ........            53,397            23,539           (4,856)             7,891           79,971
                                                ----------        ----------       ----------         ----------       ----------

Balance at September 30, 2002 ..........        $2,221,076        $  514,833       $  285,144         $  132,395       $3,153,448
                                                ==========        ==========       ==========         ==========       ==========

         The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2002 and December 31, 2001 are as follows:

                                             SEPTEMBER 30, 2002                                    DECEMBER 31, 2001
                                --------------------------------------------          ---------------------------------------------
                                   GROSS                              NET               GROSS                               NET
                                 CARRYING       ACCUMULATED        CARRYING            CARRYING       ACCUMULATED        CARRYING
                                  AMOUNT        AMORTIZATION        AMOUNT              AMOUNT        AMORTIZATION         AMOUNT
                                ----------      ------------      -----------         ----------       ----------        ----------
                                               (IN THOUSANDS)                                        (IN THOUSANDS)
Intangible assets with
    indefinite lives:
        Trademarks .........    $  473,321        $(14,274)       $  459,047          $  391,662       $  (14,274)       $  377,388
Intangible assets with
    finite lives:
        Customer-related ...        63,221         (16,294)           46,927              61,132          (10,496)           50,636
                                ----------       ----------       ----------          ----------       ----------        ----------
Total other intangibles ....    $  536,542        $(30,568)       $  505,974          $  452,794       $  (24,770)       $  428,024
                                ==========       ==========       ==========          ==========       ==========        ==========

         Amortization expense on intangible assets for the three months ended September 30, 2002 and 2001 was $2.8 million and $1.7 million respectively, and $5.8 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:


2003 ................      $5.2 million
2004 ................      $4.2 million
2005 ................      $3.2 million
2006 ................      $2.4 million
2007 ................      $1.8 million

5.    LONG-TERM DEBT


                                                          SEPTEMBER 30, 2002                            DECEMBER 31, 2001
                                                   -------------------------------            -------------------------------------
                                                       AMOUNT            INTEREST                 AMOUNT                  INTEREST
                                                    OUTSTANDING            RATE                OUTSTANDING                  RATE
                                                   -------------        ----------            -------------             -----------
                                                       (DOLLARS IN THOUSANDS)                        (DOLLARS IN THOUSANDS)
Senior credit facility ......................      $   1,880,825              4.05%           $   1,900,000                   4.67%
Subsidiary debt obligations:
    Senior notes ............................            656,070        6.625-8.15                  658,211             6.625-8.15
    Receivables-backed loan .................            258,000              2.40                  400,000                   2.29
    Foreign subsidiary term loan ............             33,631              5.13                   35,172                   6.25
    Other lines of credit ...................             19,918         3.95-5.13                    2,317                   4.80
    Industrial development revenue bonds ....             21,000         1.75-2.00                   28,001              1.02-6.63
    Capital lease obligations and other .....             33,564                                     44,796
                                                   -------------                              -------------
                                                       2,903,008                                  3,068,497
Less current portion ........................           (161,955)                                   (96,972)
                                                   -------------                              -------------
                                Total .......      $   2,741,053                              $   2,971,525
                                                   =============                              =============

         Senior Credit Facility -- Simultaneously with the completion of our acquisition of Old Dean, we entered into a new $2.7 billion credit agreement with a syndicate of lenders, in replacement of our then existing credit facilities. Our new senior credit facility provides an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. Upon completion of the Old Dean acquisition, we borrowed $1.9 billion under this facility's term loans. At September 30, 2002 there were outstanding borrowings of $1.88 billion under this facility, in addition to $65.4 million of issued but undrawn letters of credit. As of September 30, 2002, approximately $699.4 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

         Credit Facility Terms -- Amounts outstanding under the revolving line of credit and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

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

         The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.05% at September 30, 2002. However, we have interest rate swap agreements in place that hedge $925 million of our borrowings under this facility at an average rate of 5.95%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

         Scheduled principal payments on the Tranche A term loan are due in the following installments:

         o    $16.87 million quarterly from March 31, 2002 through December 31,
              2002;

         o    $33.75 million quarterly from March 31, 2003 through December 31,
              2004;

         o    $39.38 million quarterly from March 31, 2005 through December 31,
              2005;

         o    $45.00 million quarterly from March 31, 2006 through December 31,
              2006;

         o    $56.25 million quarterly from March 31, 2007 through June 30,
              2007; and

         o    A final payment of $112.5 million on July 15, 2007.

         Scheduled principal payments on the Tranche B term loan are due in the following installments:

         o    $1.25 million quarterly from March 31, 2002 through December 31,
              2002;

         o    $2.5 million quarterly from March 31, 2003 through December 31,
              2007;

         o    A payment of $472.5 million on March 31, 2008; and

         o    A final payment of $472.5 million on July 15, 2008.

         No principal payments are due on the revolving line of credit until maturity on July 15, 2007.

         The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business,

(2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.0 to 1.0, and (3) beginning in 2003, annually when our leverage ratio is greater than 3.0 to 1.0. The credit agreement requires that we prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which our leverage ratio at year end is greater than 3.0 to 1.0. As of September 30, 2002, our leverage ratio was 3.4 to 1.0.

         In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the $800 million revolving credit facility that ranges from
37.5 to 50 basis points, depending on our leverage ratio.

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

         Our leverage ratio must be less than or equal to:


             PERIOD                                                      RATIO
             ------                                                      -----
12-21-01 through 12-31-02 ................................          4.25 to 1.00
01-01-03 through 12-31-03 ................................          4.00 to 1.00
01-01-04 through 12-31-04 ................................          3.75 to 1.00
01-01-05 and thereafter ..................................          3.25 to 1.00

         Our interest coverage ratio must be greater than or equal to 3.0 to 1.0.

         Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of September 30, 2002, the minimum net worth requirement was $1.27 billion.

         Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the total cash consideration is not greater than $100 million (which amount will be increased to $300 million when our leverage ratio is less than 3.0 to 1.0),
(3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required lenders.

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

         The facility also contains limitations on liens, investments, the incurrence of additional indebtedness and acquisitions, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Old Dean's subsidiaries and the real property owned by Old Dean and its subsidiaries).

         The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

         Senior Notes -- Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

         o $96.5 million ($100 million face value), at 6.75% interest, maturing in 2005;

         o $250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

         o $183.9 million ($200 million face value), at 6.625% interest, maturing in 2009; and

         o $125.1 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

         Receivables-Backed Loan -- We have entered into a receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first nine months of 2002, we made net payments of $142 million on this facility leaving an outstanding balance of $258 million at September 30, 2002.
         The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement.

         Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of September 30, 2002, approximately $41.6 million) non-recourse term loan from a Spanish lender, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At September 30, 2002, a total of $33.6 million was outstanding under this facility.

         Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta's primary line of credit, which is in the principal amount of 15 million euros (as of September 30, 2002 approximately $14.8 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At September 30, 2002, a total of $19.9 million was drawn on these lines of credit.

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

         Letters of Credit -- At September 30, 2002 there were $65.4 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $38 million of letters of credit were outstanding at September 30, 2002. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

         The following table summarizes our various interest rate agreements in effect as of September 30, 2002 and December 31, 2001:


       FIXED INTEREST RATES                       EXPIRATION DATE    NOTIONAL AMOUNTS
-----------------------------------------         ---------------    ----------------
                                                                       (IN MILLIONS)
4.90% to 4.93% ..........................          December 2002          $275.0
6.07% to 6.24% ..........................          December 2002           325.0
6.23% ...................................          June 2003                50.0
6.69% ...................................          December 2004           100.0
6.69% to 6.74% ..........................          December 2005           100.0
6.78% ...................................          December 2006            75.0

         In March and June of 2002, we entered into forward-starting swaps that begin in December 2002 with a notional amount of $750 million and fixed interest rates of 4.005% to 5.315%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility and under one of our subsidiary's term loans.


             FIXED INTEREST RATES                 EXPIRATION DATE     NOTIONAL AMOUNTS
----------------------------------------          ---------------     ----------------
                                                                       (IN MILLIONS)
4.290% to 4.6875% .......................          December 2003          $275.0
4.005% to 4.855% ........................          December 2004           175.0
5.190% to 5.315% ........................          December 2005           300.0

         We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:


  FIXED
 INTEREST
   RATES              EXPIRATION DATE                                 NOTIONAL AMOUNTS
----------------      ---------------       -----------------------------------------------------------------------
   5.54%                November 2003       9 million euros (approximately $8.9 million as of September 30, 2002)
   5.60%                November 2004       12 million euros (approximately $11.9 million as of September 30, 2002)

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

         As of September 30, 2002, our derivative liability totaled $53.8 million on our consolidated balance sheet including approximately $28.9 million recorded as a component of accounts payable and accrued expenses and $24.9 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or the nine months ended September 30, 2002. Approximately $6.2 million and $17.7 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and the nine months ended September 30, 2002, respectively. We estimate that approximately $18.2 million of net derivative losses (net of income taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

         We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.    STOCKHOLDERS' EQUITY

         Stock Options - The following table summarizes activity during the first three quarters of 2002 under our stock-based compensation programs:


                                                                                           WEIGHTED
                                                                                            AVERAGE
                                                                        AWARDS           EXERCISE PRICE
                                                                      ----------         --------------
Options outstanding at December 31, 2001 ..................           14,063,860           $     21.16
    Options granted during first quarter(1) ...............            4,826,170                 30.53
    Options canceled or surrendered during first quarter(2)           (1,644,002)                22.46
    Options exercised during first quarter ................           (1,830,268)                20.80
                                                                      ----------

Options outstanding at March 31, 2002 .....................           15,415,760                 23.98
    Options granted during second quarter(1) ..............              121,000                 36.61
    Options canceled during second quarter ................           (1,155,679)                22.13
    Options exercised during second quarter ...............             (463,967)                21.71
                                                                      ----------

Options outstanding at June 30, 2002 ......................           13,917,114                 24.31
    Options granted during third quarter(1) ...............              187,800                 36.70
    Options canceled during third quarter .................              (32,185)                25.57
    Options exercised during third quarter ................             (786,351)                20.05
                                                                      ----------

Options outstanding at September 30, 2002 .................           13,286,378                 24.75
                                                                      ==========

----------

(1) Options granted vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

(2) The acquisition of Old Dean triggered certain "change in control" rights contained in the Old Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 1.6 million shares were surrendered.

         During the first 9 months of 2002, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors' shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

             Period                               # of Shares
           --------------                         -----------
           First quarter                             1,876
           Second quarter                            2,968
           Third quarter                             2,670

          Earnings Per Share - Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share ("EPS"):


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30                       SEPTEMBER 30
                                                                  -----------------------------       ----------------------------
                                                                      2002            2001                2002           2001
                                                                  ------------     ------------       ------------    ------------
                                                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic EPS computation:
    Numerator:
        Income before cumulative effect
            of accounting change .............................    $     68,699     $     29,422       $    197,285    $     87,542
                                                                  ------------     ------------       ------------    ------------

        Income applicable to common stock ....................    $     68,699     $     29,422       $    197,285    $     87,542
                                                                  ============     ============       ============    ============

    Denominator:
        Average common shares ................................      90,570,378       55,721,464         89,835,475      55,189,198
                                                                  ============     ============       ============    ============

Basic EPS before cumulative effect of accounting change ......    $       0.76     $       0.53       $       2.20    $       1.59
                                                                  ============     ============       ============    ============

Diluted EPS computation:
        Numerator:
          Income before cumulative effect of
            accounting change ................................    $     68,699     $     29,422       $    197,285    $     87,542
          Net effect on earnings from conversion of
            mandatorily redeemable convertible preferred
            securities .......................................           5,331            5,331             15,993          15,993
                                                                  ------------     ------------       ------------    ------------

          Income applicable to common stock ..................    $     74,030     $     34,753       $    213,278    $    103,535
                                                                  ============     ============       ============    ============

    Denominator:
          Average common shares - basic ......................      90,570,378       55,721,464         89,835,475      55,189,198
          Stock option conversion ............................       3,147,340        2,152,962          3,504,973       1,837,524
          Dilutive effect of conversion of mandatorily
            redeemable convertible
               preferred securities ..........................      15,333,172       15,333,508         15,333,285      15,333,612
                                                                  ------------     ------------       ------------    ------------

          Average common shares - diluted ....................     109,050,890       73,207,934        108,673,733      72,360,334
                                                                  ============     ============       ============    ============

Diluted EPS before cumulative effect of accounting change ....    $       0.68     $       0.47       $       1.96    $       1.43
                                                                  ============     ============       ============    ============

7.    COMPREHENSIVE INCOME

         Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $65.9 million and $150.1 million for the three-month and nine-month periods ended September 30, 2002. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2002 are included below.


                                                                                 PRE-TAX
                                                                                 INCOME           TAX BENEFIT           NET
                                                                                 (LOSS)            (EXPENSE)           AMOUNT
                                                                                --------          -----------          ------
                                                                                                (IN THOUSANDS)
Accumulated other comprehensive income, December 31, 2001 ............          $(51,021)          $ 21,178           $(29,843)
    Cumulative translation adjustment arising during period ..........            (1,402)               533               (869)
    Net change in fair value of derivative instruments ...............            (7,177)             2,938             (4,239)
    Amounts reclassified to income statement related to derivatives ..             9,716             (3,973)             5,743
                                                                                --------           --------           --------

Accumulated other comprehensive income, March 31, 2002 ...............          $(49,884)          $ 20,676           $(29,208)
    Cumulative translation adjustment arising during period ..........             9,273             (3,404)             5,869
    Net change in fair value of derivative instruments ...............           (15,283)             5,885             (9,398)
    Amounts reclassified to income statement related to derivatives ..             9,391             (3,616)             5,775
                                                                                --------           --------           --------

Accumulated other comprehensive income, June 30, 2002 ................          $(46,503)          $ 19,541           $(26,962)
    Cumulative translation adjustment arising during period ..........             1,124               (426)               698
    Net change in fair value of derivative instruments ...............           (15,388)             5,702             (9,686)
    Amounts reclassified to income statement related to derivatives ..             9,850             (3,646)             6,204
                                                                                --------           --------           --------
 Accumulated other comprehensive income, September 30, 2002 ..........          $(50,917)          $ 21,171           $(29,746)
                                                                                ========           ========           ========

8.    PLANT CLOSING COSTS

          Plant Closing Costs -- As part of our overall integration and cost reduction program, we recorded plant closing costs during the first quarter of 2002 in the amount of $1.2 million related to the closing of our Port Huron, Michigan, Dairy Group plant during the fourth quarter of 2001.

          During the second quarter of 2002, we recorded plant closing costs in the amount of $6.7 million related to the closing of one plant in Puerto Rico, one Dairy Group plant in Bennington, Vermont, and one Dairy Group distribution facility in Winchester, Virginia.

          During the third quarter of 2002, we recorded plant closing costs in the amount of $4.9 million related to the closing of a Morningstar plant in Tempe, Arizona.

          The principal components of the cost reduction plans included within this program include the following:

         o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. To date, we have identified 422 employees, who were primarily plant employees associated with the plant closings and rationalization, for termination pursuant to the plans. Costs are charged to our earnings in the period that the plan is established in detail and employee severance and benefits are appropriately communicated. As of September 30, 2002, 336 employees had been terminated under the program;

         o Shutdown costs, including those costs that are necessary to prepare plant facilities for re-sale or closure;

         o Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes; and

         o Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned building, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effects of suspending depreciation on the buildings and equipment related to the closed facilities were not significant. The carrying value of closed facilities held for sale at September 30, 2002 was approximately $8.0 million. We are marketing these properties for sale. Divestitures of closed facilities has not resulted in significant modifications to the estimate of fair value.

         Activity with respect to plant closing costs for 2002 to date is summarized below:


                                                                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2002
                                                BALANCE AT         ------------------------          BALANCE AT
                                             DECEMBER 31, 2001     CHARGES         PAYMENTS      SEPTEMBER 30, 2002
                                             -----------------     -------         --------      ------------------
                                                                        (IN THOUSANDS)
Cash charges:
    Workforce reduction costs ..........          $   668          $ 2,523          $(1,819)          $ 1,372
    Shutdown costs .....................              460              549             (470)              539
    Lease obligations after shutdown ...              119              132                                251
    Other ..............................              253            1,707              (77)            1,883
                                                  -------          -------          -------           -------

Subtotal ...............................          $ 1,500            4,911          $(2,366)          $ 4,045
                                                  =======                           =======           =======

Noncash charges:
    Write-down of assets ...............                             7,909
                                                                   -------

Total charges ..........................                           $12,820
                                                                   =======

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

         During the first nine months of 2002, we closed four Old Dean plants, and we are currently evaluating whether to close others. In addition, we have restructured Old Dean's administrative offices. We will finalize and implement our initial integration and rationalization plan, and refine our estimate of amounts in our purchase price allocations associated with this plan, during the fourth quarter of 2002.

         The principal components of the plan include the following:

         o Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 704 plant and administrative personnel which have been terminated or identified for termination. The costs incurred are charged against our acquisition liabilities for these costs. As of September 30, 2002, 55 employees identified for termination had not yet been terminated;

         o Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for re-sale or closure; and

         o Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

         Activity with respect to these acquisition liabilities during the first nine months of 2002 is summarized below:


                                ACCRUED                                  ACCRUED
                              CHARGES AT                               CHARGES AT
                             DECEMBER 31,                             SEPTEMBER 30,
                                 2001       ACCRUALS     PAYMENTS         2002
                             ------------   --------     --------     -------------
                                               (IN THOUSANDS)
Workforce reduction costs      $20,029       $ 8,672      $(17,601)      $11,100
Shutdown costs ..........       12,621         6,279        (6,350)       12,550
                               -------       -------      --------       -------

Total ...................      $32,650       $14,951      $(23,951)      $23,650
                               =======       =======      ========       =======

9.    SHIPPING AND HANDLING FEES

         Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs reflected in cost of sales include inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense are related to shipping products to customers, and consist primarily of (i) delivery costs for company-owned delivery routes, (ii) independent distributor routes (to the extent that such independent distributors are paid a delivery fee), and (iii) third party carrier expenses. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $244.8 million and $722.4 million during the third quarter and first nine months of 2002, respectively, compared to $164 million and $486.6 million during the third quarter and first nine months, respectively, of 2001.

10.    COMMITMENTS AND CONTINGENCIES

         Guaranty of Certain Indebtedness of Consolidated Container Company -- We own a 43.1% interest in Consolidated Container Company ("CCC"), the nation's largest manufacturer of rigid plastic containers and our primary supplier of plastic bottles and bottle components. During 2001, as a result of various operational difficulties, CCC became unable to comply with the financial covenants in its credit facility. In February 2002, CCC's lenders agreed to restructure the credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's debt. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guaranty. The guaranty, which expires on January 5, 2003, is limited in amount to the lesser of (1) 49% of the principal, interest and fees of CCC's "Tranche 3" revolver, and (2) $10 million. CCC's "Tranche 3" revolver can only be drawn upon by CCC when its Tranche 1 and Tranche 2 revolvers are fully drawn. As of September 30, 2002, Tranche 1 was partially drawn, Tranche 2 had been converted to a term loan, and nothing was borrowed under Tranche 3. If CCC draws on the Tranche 3 revolver, no voluntary pre-payments may be made on the Tranche 1 and 2 revolvers until the Tranche 3 revolver is fully re-paid. Our guaranty cannot be drawn upon until the Tranche 3 loan is due and payable (whether at its January 5, 2003 maturity or by acceleration), and no more than one demand for payment may be made by the banks. We have entered into an agreement with Alan Bernon (who is a member of our Board of Directors) and his brother, Peter Bernon, who collectively own 6% of CCC, pursuant to which, collectively, they have agreed to reimburse us for 12% of any amounts paid by us under the guaranty.

         Contingent Obligations Related to Milk Supply Arrangements -- On December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of (1) approximately $145.4 million in cash, (2) a contingent promissory note in the original principal amount of $40 million, and
(3) the operations of 11 plants located in nine states where we and Old Dean had overlapping operations (which plants were actually transferred to National Dairy Holdings, L.P., as assignee of DFA). As additional consideration, we amended a milk supply agreement with DFA to provide that if we do not, within a certain period of time after the completion of the Old Dean acquisition, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages of up to $47 million. Specifically, the liquidated damages to DFA provision provides that:

         o If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean's plants by either (i) the end of the 18th full month after December 21, 2001, or (ii) with respect to certain other plants, the end of the 6th full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

         o If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

we must pay DFA liquidated damages determined and paid on a plant-by-plant basis, based generally on the amount of raw milk used by that plant. Liquidated damages would be payable in arrears in equal, quarterly installments over a 5-year period, without interest. If we are required to pay any such liquidated damages, the principal amount of the $40 million contingent promissory note will be reduced by an amount equal to 25% of the liquidated damages paid.

         The contingent promissory note is designed to ensure that DFA, one of our primary suppliers of raw milk, has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The contingent promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash. Instead, interest will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest.

         Contingent Obligations Related to Divested Operations -- We retained certain liabilities of the businesses of the 11 plants divested to National Dairy Holdings, where those liabilities were deemed to be "non-ordinary course" liabilities. We also have the obligation to indemnify National Dairy Holdings for any damages incurred by it in connection with those retained liabilities, or in connection with any breach of the divestiture agreement. We do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material. We believe we have adequate reserves for any such potential liability.

         Enron -- In 1999, we entered into an Energy Program Agreement with Enron Energy Services pursuant to which we contracted to purchase electricity for certain of our plants at a discounted rate for a ten-year period. Under the agreement, Enron (i) supplied (or arranged for the supply of) utilities to our facilities and paid the costs of such utilities directly to the utility suppliers, and (ii) made certain capital improvements at certain of our facilities in an effort to reduce our utility consumption, all in exchange for one monthly payment from us. In November 2001, Enron stopped performing under the agreement and in December 2001, Enron filed for bankruptcy protection. Shortly thereafter, Enron formally terminated our contract. In order to compensate us for our lost savings, the Energy Program Agreement provided for formula-based liquidated damages in the event of termination of the agreement as a result of Enron's breach. We have filed a claim in Enron's bankruptcy for our damages. On September 30, 2002, we received a letter from Enron demanding payment of certain amounts that Enron alleges we owe under the agreement. We have disputed the validity of Enron's claim and are in the process of attempting to negotiate an agreement with Enron for the settlement of our claims against each other. We cannot estimate the amount that we may be required to pay Enron pursuant to a settlement, if any. However, we do not expect the settlement to have a material adverse impact on our financial position, results of operations or cash flows.

         Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles (including airplanes), have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven, hours used or units produced.

         Contingent Obligations Related to White Wave Acquisition -- On May 9, 2002, we completed the acquisition of White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we have agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the "Incentive Period") and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

         o If cumulative net sales during the Incentive Period are between $382.5 million and $450 million, the bonus paid will scale ratably (meaning $129,630 for each $1 million of net sales) between $26.025 million and $35.0 million; and

         o If cumulative net sales exceed $450 million during the Incentive Period, additional amounts will be paid as follows:

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

         Litigation, Investigations and Audits -- We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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




                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                      SEPTEMBER 30                            SEPTEMBER 30
                                            ------------------------------          -------------------------------
                                               2002                2001                2002                2001
                                            ----------          ----------          ----------          ----------
                                                                        (IN THOUSANDS)
Net sales from external customers:
    Dairy Group ..................          $1,763,726          $1,269,727          $5,339,943          $3,710,500
    Morningstar/White Wave .......             261,099             178,912             763,475             524,539
    Specialty Foods ..............             164,103                                 502,681
    Corporate/Other ..............              97,133              99,146             312,903             295,358
                                            ----------          ----------          ----------          ----------

                    Total ........          $2,286,061          $1,547,785          $6,919,002          $4,530,397
                                            ==========          ==========          ==========          ==========
Intersegment sales:
    Dairy Group ..................          $    7,290          $    3,630          $   22,169          $   11,724
    Morningstar/White Wave .......              19,889              24,185              77,257              66,582
    Specialty Foods ..............               3,571                                  11,345
    Corporate/Other ..............
                                            ----------          ----------          ----------          ----------
                    Total ........          $   30,750          $   27,815          $  110,771          $   78,306
                                            ==========          ==========          ==========          ==========

Operating income:
    Dairy Group(1) ...............          $  134,835          $   76,143          $  398,182          $  218,458
    Morningstar/White Wave(2).....              19,862              21,825              73,801              68,090
    Specialty Foods ..............              28,321                                  74,475
    Corporate/Other(3) ...........             (13,995)                199             (50,764)             (1,600)
                                            ----------          ----------          ----------          ----------

                    Total ........          $  169,023          $   98,167          $  495,694          $  284,948
                                            ==========          ==========          ==========          ==========


Assets at September 30:                       2002               2001
                                           ----------          ----------
                                                   (IN THOUSANDS)
Dairy Group ......................         $4,481,355          $2,903,566
Morningstar/White Wave ...........          1,046,306             451,073
Specialty Foods ..................            645,946
Corporate/Other ..................            679,177             478,139
                                           ----------          ----------

                    Total ........         $6,852,784          $3,832,778
                                           ==========          ==========


----------

(1) Operating income includes plant closing costs of $6.5 million and $0.8 million in the first nine months of 2002 and 2001, respectively.

(2) Operating income includes plant closing costs of $4.9 million in the third quarter and first nine months of 2002.

(3) Operating income includes plant closing costs of $1.4 million in the first nine months of 2002.

         Geographic information for the three-month and nine-month periods ended September 30:


                                                     NET SALES
                       ----------------------------------------------------------------------
                             THREE MONTHS ENDED                       NINE MONTHS ENDED              LONG-LIVED ASSETS AT
                                SEPTEMBER 30                             SEPTEMBER 30                      SEPTEMBER 30
                       ------------------------------          ------------------------------     ------------------------------
                          2002                2001               2002                 2001           2002                2001
                       ----------          ----------          ----------          ----------     ----------          ----------
                               (IN THOUSANDS)                          (IN THOUSANDS)                    (IN THOUSANDS)
United States .....    $2,184,356          $1,448,639          $6,593,100          $4,235,039     $5,154,436          $2,699,219
Puerto Rico .......        56,334              55,164             167,813             167,112        121,925             125,004
Europe ............        45,371              43,982             158,089             128,246        120,578             105,033
                       ----------          ----------          ----------          ----------     ----------          ----------

Total .............    $2,286,061          $1,547,785          $6,919,002          $4,530,397     $5,396,939          $2,929,256
                       ==========          ==========          ==========          ==========     ==========          ==========

         We have no single customer within any segment which represents greater than ten percent of our consolidated revenues.


12.    SUBSEQUENT EVENTS

         In order to more closely align both our assets and our management resources with our strategic direction, part of our strategy in 2002 has been to divest certain assets. Accordingly, on November 8, 2002, we entered into an agreement to sell our operations in Puerto Rico for a cash purchase price equal to approximately $122 million. Completion of the transaction is subject to the receipt of certain regulatory approvals, the buyer's ability to obtain financing for the transaction and certain other customary closing conditions. We expect the transaction to be completed on or before December 31, 2002. As of September 30, 2002, our Puerto Rico reporting unit had current assets of $45.8 million, long-term assets of $121.9 million, current liabilities of $11.8 million and long-term liabilities of $7.5 million.

         On October 11, 2002, we completed the sale of our 94% interest in EBI Foods, a U.K.-based subsidiary of our Specialty Foods Group. We received aggregate proceeds of approximately $29 million for our interest. No gain or loss will be recognized, as EBI was acquired in the acquisition of Old Dean.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the leading processor and distributor of fresh dairy products in the United States and a leader in the specialty foods industry.

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

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales:


                                                  THREE MONTHS ENDED SEPTEMBER 30
                                       ----------------------------------------------------------
                                                  2002                             2001
                                       -------------------------       --------------------------
                                         DOLLARS       PERCENT           DOLLARS         PERCENT
                                       ----------     ----------       ----------      ----------
                                                         (DOLLARS IN THOUSANDS)
Net sales ...........................  $2,286,061          100.0%      $1,547,785           100.0%
Cost of sales .......................   1,680,610           73.5        1,195,435            77.2
                                       ----------     ----------       ----------      ----------

     Gross profit ...................     605,451           26.5          352,350            22.8
Operating expenses
    Selling and distribution ........     333,735           14.6          199,983            12.9
    General and administrative ......      95,464            4.2           41,083             2.7
    Amortization of intangibles .....       2,308            0.1           13,117             0.8
    Plant closing and other costs ...       4,921            0.2
                                       ----------     ----------       ----------      ----------
          Total operating expenses .      436,428           19.1          254,183            16.4
                                       ----------     ----------       ----------      ----------
          Total operating income ...   $  169,023            7.4%      $   98,167             6.4%
                                       ==========     ==========       ==========      ==========


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                            --------------------------------------------------------
                                                      2002                             2001
                                            -------------------------     --------------------------
                                             DOLLARS        PERCENT        DOLLARS         PERCENT
                                            ----------     ----------     ----------      ----------
                                                            (DOLLARS IN THOUSANDS)
Net sales ...........................       $6,919,002          100.0%    $4,530,397           100.0%
Cost of sales .......................        5,144,950           74.4      3,477,209            76.8
                                            ----------     ----------     ----------      ----------

     Gross profit ...................        1,774,052           25.6      1,053,188            23.2
Operating expenses
    Selling and distribution ........          993,398           14.4        595,985            13.1
    General and administrative ......          265,750            3.8        131,498             2.9
    Amortization of intangibles .....            6,390            0.0         39,914             0.9
    Plant closing and other costs ...           12,820            0.2            843             0.0
                                            ----------     ----------     ----------      ----------
          Total operating expenses .         1,278,358           18.4        768,240            16.9
                                            ----------     ----------       ----------    ----------
          Total operating income ...        $  495,694            7.2%    $  284,948             6.3%
                                            ==========     ==========     ==========      ==========

Note: We completed our acquisition of the former Dean Foods Company ("Old Dean") on December 21, 2001. We obtained our Specialty Foods segment as part of our acquisition of Old Dean. More complete segment data can be found in Note 11 to our condensed consolidated financial statements. Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and certain other intangible assets. As a result of the acquisition of Old Dean and the adoption of SFAS No. 142, comparisons with the first three quarters of 2001 are less meaningful than they would be otherwise. Where appropriate, we have provided comparisons eliminating the amortization of goodwill and amortizing our recognized intangible assets with a finite useful life. See Notes 1 and 4 to our condensed consolidated financial statements for more information regarding SFAS 142.

Third Quarter 2002 Compared to Third Quarter 2001

     Net Sales -- Net sales increased $738.3 million, or 48%, to $2.29 billion during the third quarter of 2002, from $1.55 billion in the third quarter of 2001.

     Net sales for the Dairy Group increased $494 million, or 39%, in the third quarter of 2002. The acquisition of Old Dean (net of the plants divested as part of the transaction) contributed approximately $620 million to the Dairy Group's third quarter sales. That increase was partly offset by the effects of decreased raw milk and cream costs compared to the prior year third quarter, and also by lower ice cream volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. Therefore, sales generally decrease as raw material prices decrease. The average monthly federal order minimum prices for raw skim milk and cream for the third quarter of 2002 compared to the third quarter of 2001 are set forth below:

                                         Three Months Ended
                                            September 30*
                                     ----------------------------
                                                           %
                                     2002       2001     Change
                                     ----------------------------
Class I Raw Skim Milk(1),(3)         $6.88      $7.92      (13)%
Class I Butterfat(2),(3)              1.11       2.23      (50)
Class II Raw Skim Milk(1),(4)         7.58       8.24       (8)
Class II Butterfat(2),(4)             1.06       2.32      (54)

    * Prices noted in this table are the federal government's minimum prices, which do not necessarily reflect our actual raw milk and butterfat costs. Please see "- Known Trends and Uncertainties - Raw Material Prices" for a more complete description of raw milk and butterfat pricing.
   (1)   Prices are per hundredweight.
   (2)   Prices are per pound.
   (3) We process Class I raw skim milk and butterfat into fluid milk products.
   (4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

On a pro forma basis as if Old Dean had been acquired on January 1, 2001 (net of the plants divested as part of the transaction), the Dairy Group's fluid milk volumes during the third quarter of 2002 were relatively flat compared to the third quarter of 2001, while ice cream volumes during the third quarter of 2002 were down approximately 6% compared to the third quarter of 2001. Our ice cream products are sold under private labels and local brands, and we lost sales during the quarter to nationally branded products, which were promoted more aggressively than our products.

     Net sales for Morningstar/White Wave increased $82.2 million or 46%, in the third quarter of 2002, compared to the year earlier period. We estimate that the acquisition of Old Dean added approximately $64 million of sales at our Morningstar/White Wave segment during the third quarter of 2002. Precise measurement of the impact of the Old Dean acquisition on Morningstar/White Wave's sales is no longer possible because Old Dean's NRP group has now been fully integrated into Morningstar, and is no longer accounted for separately. The acquisition of White Wave contributed approximately $43 million in the third quarter of 2002. These gains were offset by (i) lower raw milk and butterfat prices, (ii) lower cultured dairy product volumes, and (iii) the previously-announced phase-out of the Lactaid(R), Nestle Quik(R) and Nestle Coffeemate(R) co-packing businesses. Sales of Morningstar/White Wave's strategic brands, which include Hershey's(R) flavored milks, International Delight(R) coffee creamers, Silk(R) soy products, SunSoy(R) soymilk, Folger's Jakada(R) milk and coffee beverage, Land O'Lakes(R) Dairy Ease(R) lactose-free milk and Marie's(R) dips and dressings and Dean's(R) dips, totaled approximately $135 million during the third quarter of 2002. Strategic brand volumes were up approximately 25% in the third quarter of 2002 compared to the third quarter of 2001 (including the effect of brands acquired in both periods).

     Our Specialty Foods segment reported net sales of $164.1 million in the third quarter of 2002.

     Cost of Sales -- Our cost of sales ratio was 73.5% in the third quarter of 2002 compared to 77.2% in the same period of 2001. The cost of sales ratio for the Dairy Group decreased to 74.1% in the third quarter of 2002 from 77.6% in the third quarter of 2001 due primarily to lower raw milk costs and also to realized merger synergies. The cost of sales ratio for Morningstar/White Wave decreased to 68.5% in the third quarter of 2002 from 72.2% in the same period of 2001, due primarily to lower butterfat costs in the third quarter of 2002 compared to the year earlier period and also to realized merger synergies. Specialty Foods' cost of sales ratio was 71.7% in the third quarter of 2002.

     Operating Costs and Expenses -- Our operating expense ratio was 19.1% in the third quarter of 2002 compared to 16.4% in the third quarter of 2001. These ratios were affected by our adoption of SFAS 142 on January 1, 2002. Excluding 2001 amortization, our operating expense ratio would have been 15.6% in 2001, as compared to 19.1% in 2002.

     The operating expense ratio at the Dairy Group was 18.3% in the third quarter of 2002 compared to 16.4% in the same period last year. Excluding approximately $9.9 million of amortization in the third quarter of 2001, the Dairy Group's operating expense ratio would have been 15.7% in 2001, compared to 18.3% in 2002. In 2001, the Dairy Group eliminated certain discretionary expenses as a result of the difficult operating environment. Operating expenses have returned to more normal levels in 2002. The increase in the operating expense ratio was primarily due to the effect of lower raw material prices in 2002. Lower raw material prices caused our sales, measured in dollars on a pro forma basis as if Old Dean had been acquired on January 1, 2001, to decline, which negatively affected the Dairy Group's operating expense ratio.

     The operating expense ratio at Morningstar/White Wave was 23.9% in the third quarter of 2002 compared to 15.6% in the third quarter of 2001. Excluding approximately $1.8 million of amortization in the third quarter of 2001, the operating expense ratio would have been 14.6% in 2001, compared to 23.9% in 2002. This increase was caused primarily by (i) significantly higher selling and marketing expenses related to the planned introduction of new products and additional promotions of existing products, (ii) the addition of White Wave, which has higher selling, marketing and distribution costs due to its efforts to build brand recognition through advertising and promotions, as well as slotting for new product placement and (iii) plant closing costs of $4.9 million related to the closing of the Tempe, Arizona plant.

     The overall increase in 2002 was partly caused by corporate office expenses, which increased approximately $14.4 million in the third quarter of 2002 compared to 2001 as a result of the acquisition of Old Dean.

     The operating expense ratio for Specialty Foods was 11% in the third quarter of 2002.

     Operating Income -- Operating income in the third quarter of 2002 was $169 million, an increase of $70.8 million from 2001 operating income of $98.2 million. Our operating margin in the third quarter of 2002 was 7.4% compared to 6.4% in the same period of 2001. Excluding 2001 amortization that would have been eliminated had SFAS 142 been in effect last year, our operating income would have increased $58.2 million in the third quarter of 2002 and our operating margin would have increased to 7.4% during the third quarter of 2002 versus 7.2% in the same period of 2001.

     The Dairy Group's operating margin, after excluding amortization expense from the third quarter of 2001, increased to 7.6% in the third quarter of 2002 from 6.8% in the third quarter of 2001. This increase was primarily due to lower raw milk costs during 2002 and to realized synergies from our acquisition of Old Dean, partly offset by higher operating expenses. The operating margin for our Morningstar/White Wave segment, again excluding amortization expense from the third quarter of 2001, declined to 7.6% in the third quarter of 2002 from 13.2% in 2001. This decrease was due primarily to significantly higher operating costs.

     Specialty Foods' operating margin was 17.3% in the third quarter of 2002.

     Other (Income) Expense -- Total other expense increased by $20 million in the third quarter of 2002 compared to 2001. Interest expense increased to $49.7 million in the third quarter of 2002 from $23.3 million in 2001. This increase was the result of higher debt used primarily to finance the acquisitions of Old Dean and White Wave. Financing charges on preferred securities were $8.4 million in both years.

     Income from investments in unconsolidated affiliates increased to income of $0.3 million in the third quarter of 2002 from a loss of $5.4 million in the same period of 2001. The loss in 2001 related primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"). In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

     Income Taxes -- Income tax expense was recorded at an effective rate of 38% in the third quarter of 2002 compared to 34.7% in 2001. In the third quarter of 2001, a contested state tax issue was resolved in our favor. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

     Minority Interest -- Minority interest in earnings decreased significantly to $25 thousand in the third quarter of 2002 from $9.8 million in the third quarter of 2001. In 2002, management of EBI Foods, a subsidiary of our Specialty Foods segment, owned a small minority interest in that subsidiary. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our condensed consolidated financial statements.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

     Net Sales -- Net sales increased 53% to $6.92 billion during the first nine months of 2002 from $4.53 billion in the first nine months of 2001.

     Net sales for the Dairy Group increased 44%, or $1.63 billion, in the first nine months of 2002 compared to the first nine months of 2001. The acquisition of Old Dean (net of the plants divested as part of the transaction) contributed a net increase of approximately $1.86 billion to the Dairy Group. That increase was partly offset primarily by the effects of decreased raw milk costs compared to the first nine months of the prior year, and also by lower ice cream volumes. The average monthly federal order minimum prices for raw skim milk and cream for the first nine months of 2002 compared to the first nine months of 2001 are set forth below:

                                          Nine Months Ended
                                             September 30*
                                       -------------------------
                                                            %
                                       2002      2001     Change
                                       -------------------------
Class I Raw Skim Milk(1),(3)           $7.00     $7.89      (11)%
Class I Butterfat(2),(3)                1.27      1.87      (32)
Class II Raw Skim Milk(1),(4)           7.61      8.47      (10)
Class II Butterfat(2),(4)               1.22      1.97      (38)

    * Prices noted in this table are the federal government's minimum prices, which do not necessarily reflect our actual raw milk and butterfat costs. Please see "- Known Trends and Uncertainties - Raw Material Prices" for a more complete description of raw milk and butterfat pricing.
   (1)   Prices are per hundredweight.
   (2)   Prices are per pound.
   (3) We process Class I raw skim milk and butterfat into fluid milk products.
   (4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     Net sales for Morningstar/White Wave increased 46%, or $238.9 million in the first nine months of 2002, compared to the year earlier period. We estimate that the acquisition of Old Dean added approximately $224.6 million of sales at our Morningstar/White Wave segment during the first half of 2002. Precise measurement of the impact of the acquisition of Old Dean on Morningstar/White Wave's sales is no longer possible because Old Dean's NRP segment has now been fully integrated into Morningstar and is no longer accounted for separately. The acquisition of White Wave contributed approximately $67 million in the first nine months of 2002. These gains were offset by (i) lower raw milk and butterfat costs, (ii) cultured dairy product volume declines, and (iii) the previously announced phase-out of the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses.

     Our Specialty Foods segment reported net sales of $502.7 million in the first nine months of 2002.

     Cost of Sales -- Our cost of sales ratio was 74.4% in the first nine months of 2002 compared to 76.8% in the same period of 2001. The cost of sales ratio for the Dairy Group decreased to 74.6% in the first nine months of 2002 from 77.2% in the first nine months of 2001 due primarily to lower raw milk costs. The cost of sales ratio for Morningstar/White Wave decreased to 69.6% in the first nine months of 2002 from 70.9% in the same period of 2001. This decrease in 2002 was due to lower butterfat costs, largely offset by higher sales incentives and the addition of Old Dean's operations which had higher costs of sales. Specialty Foods' cost of sales ratio was 73.9% in the first half of 2002.

     Operating Costs and Expenses -- Our operating expense ratio was 18.4% in the first nine months of 2002 compared to 16.9% in the same period of 2001. These ratios were affected by our implementation of SFAS 142 on January 1, 2002. Excluding 2001 amortization, our operating expense ratio would have been 16.1% in 2001.

     The operating expense ratio at the Dairy Group was 18% in the first nine months of 2002 compared to 17.0% in the same period last year. Excluding approximately $29.5 million of amortization in the first nine months of 2001, the Dairy Group's operating expense ratio would have been 16.2% in 2001, compared to 18% in 2002. In 2001, the Dairy Group eliminated certain discretionary expenses as a result of the difficult operating environment. Operating expenses have returned to more normal levels in 2002. Also, the increase in 2002 was partially due to plant closing costs of $6.5 million in 2002 compared to only $0.8 million in 2001. The increase in the operating expense ratio was primarily due to the effect of lower raw material prices in 2002. Lower raw material prices caused our sales, measured in dollars on a pro forma basis as if Old Dean had been acquired on January 1, 2002, to decline, which negatively affected the Dairy Group's operating expense ratio.

     The operating expense ratio at Morningstar/White Wave was 20.7% in the first nine months of 2002 compared to 16.1% in the first nine months of 2001. Excluding approximately $5.4 million of amortization in the first nine months of 2001, the operating expense ratio would have been 15.1% in 2001, compared to 20.7% in 2002. This increase was caused by higher distribution, selling and marketing expenses related to (i) the introduction of new products and increased spending on promotions of existing products, (ii) higher plant closing costs and
(iii) the addition of White Wave, which has higher selling, marketing and distribution costs due to its efforts to build brand recognition through advertising and promotion as well as slotting for new product placement.

     The operating expense ratio for Specialty Foods was 11.3% in the first nine months of 2002.

     Operating Income -- Operating income in the first nine months of 2002 was $495.7 million, an increase of $210.8 million from 2001 operating income of $284.9 million. Our operating margin in the first nine months of 2002 was 7.2% compared to 6.3% in the same period of 2001. Excluding 2001 amortization that would have been eliminated had SFAS 142 been in effect last year, our operating income would have increased $172.8 million in the first nine months of 2002 and our operating margin would have been 7.2% in the first nine months of 2002 as compared to 7.1% in the same period of 2001.

     The Dairy Group's operating margin, excluding amortization expense from the first nine months of 2001, increased to 7.5% in the first nine months of 2002 from 6.7% in the same period of 2001. This increase was primarily due to lower raw milk costs during 2002 and to realized synergies from our acquisition of Old Dean, partly offset by increased operating expenses. The operating margin for our Morningstar/White Wave segment, again excluding amortization expense from the first nine months of 2001, declined to 9.7% in the first nine months of 2002 from 14.0% in 2001. This decrease was due to the planned phase-out of the Lactaid, Nestle Quik and Nestle Coffeemate co-packing businesses, higher selling, distribution and marketing expense, higher plant closing costs and the addition of Old Dean's operations which had higher costs of sales, offset by certain realized merger synergies.

     Specialty Foods' operating margin was 14.8% in the first nine months of 2002.

     Other (Income) Expense -- Total other expense increased by $71.9 million in the first nine months of 2002 compared to 2001. Interest expense increased to $153.9 million in the first nine months of 2002 from $76.5 million in 2001. This increase was the result of higher debt used primarily to finance the acquisitions of Old Dean and White Wave. Financing charges on preferred securities were $25.2 million in both years.

     Income from investments in unconsolidated affiliates increased to income of $2.1 million in the first nine months of 2002 from a loss of $2.6 million in the same period of 2001. The income in 2002 primarily related to our 36% interest in White Wave through May 9, 2002. On May 9, 2002 we acquired the remaining equity interest in White Wave and began consolidating White Wave's results with our financial results. Our loss in 2001 related primarily to our 43.1% minority interest in Consolidated Container Company ("CCC"). In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

     Income Taxes -- Income tax expense was recorded at an effective rate of 37.9% in the first nine months of 2002 compared to 36.5% in 2001. In the third quarter of 2001, a contested state tax issue was resolved in our favor. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

     Minority Interest -- Minority interest in earnings decreased significantly to $41 thousand in the first nine months of 2002 from $26.1 million in the same period of 2001. In 2002, management of EBI Foods, a subsidiary of our Specialty Foods segment, owned a small minority interest in that subsidiary. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our condensed consolidated financial statements.

     Cumulative Effect of Accounting Change -- As part of our adoption of SFAS 142 on January 1, 2002 we wrote down the value of certain trademarks which our analysis indicated were impaired, and recorded a charge during the first quarter of 2002 of $47.3 million, net of an income tax benefit of $29 million. Effective January 1, 2001 we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in the recognition of $1.4 million, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million, as a charge to earnings.

2002 DEVELOPMENTS

     Integration and Rationalization Activities

     We have realized significant synergies in the first nine months of 2002 as a result of our acquisition of Old Dean in December 2001. We realized approximately $27 million and $77 million in merger synergies during the third quarter and first nine months of 2002, respectively, including such items as purchasing savings, headcount reduction savings, pension elimination savings, new business, manufacturing synergies and various depreciation savings. As part of our integration activities, we have closed or announced the closure of 10 facilities since completion of the Old Dean acquisition and reduced (or intend to reduce) our workforce accordingly. Facilities that have been closed or identified for closing include:


DAIRY GROUP                             MORNINGSTAR/WHITE WAVE          SPECIALTY FOODS                 OTHER
-----------                             ----------------------          ---------------         ----------------------
Bennington, Vermont                     Tempe, Arizona                  Atkins, Arkansas        Aguadilla, Puerto Rico
Port Huron, Michigan                                                    Cairo, Georgia
Escondido, California
Fort Worth, Texas
Parker Ford, Pennsylvania
Winchester, Virginia

     As part of our overall integration and rationalization strategy, we recorded plant closing costs of $12.8 million during the first nine months of 2002. These charges included the following costs:

     o Workforce reductions, which were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

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

     Acquisitions

     White Wave - In May 2002, we completed the acquisition of the 64% equity interest in White Wave, Inc. which we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the twelve months ended March 31, 2002. Prior to May 9, we owned approximately 36% of White Wave as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining equity interests for a total price of approximately $189 million. Existing management of White Wave has remained in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by March 2004, and is anticipated to range between $30 million and $40 million. See Note 2 and Note 10 to our condensed consolidated financial statements. For financial reporting purposes, White Wave's financial results are now aggregated with Morningstar Foods' financial results.

     Marie's - We acquired the Marie's(R) brand as a result of our acquisition of Old Dean in December 2001. Old Dean had licensed the brand to Marie's Quality Foods and Marie's Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. On May 17, 2002, we acquired the assets of those licensees, including the licenses. See Note 2 to our condensed consolidated financial statements. As a result of this acquisition, we are now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

     Morningstar/White Wave Product Initiatives


     International Delight(R) Coffee Creamers - In the fourth quarter of 2002, we introduced our International Delight coffee creamers in a newly-designed plastic bottle. The product is currently in test market in Ohio, and we expect to launch it nationwide in January 2003. In August, we launched Canela, the newest flavor of International Delight non-dairy coffee creamers. Morningstar Foods now manufactures and distributes ten flavors in the International Delight brand family.



     Silk(R) Soymilk - During the third quarter of 2002, we introduced an aseptic Silk soymilk, to better serve the dry grocery and foodservice channels. Also during the third quarter, we introduced two new Silk flavors, including coffee and unsweetened.

     Hershey's(R) Milks and Milkshakes - In October, we launched Hershey's Vanilla Cream Milkshake, adding another flavor to our current Creamy Chocolate and Cookies 'n Cream offerings. The product introduction is part of

Morningstar's collaborative effort with Hershey Foods Corp. whereby Morningstar manufactures, markets, sells and distributes Hershey brand name dairy products nationally.

     Land O'Lakes(R) Dairy Ease(R) Lactose-Free Milks - On July 31, 2002, we entered into a licensing agreement with Land O'Lakes, pursuant to which we acquired a license to use the Land O'Lakes brand nationally on a broad range of fluid milk, juices and cultured dairy products, including ice cream, sour cream, creams and creamers, and on certain other value-added products, such as aseptic dairy products and extended shelf-life products, including soy beverages. In August 2002, we launched Land O'Lakes Dairy Ease lactose-free milk, our first new product under our new Land O'Lakes license agreement.

     Jakada(R) Coffee and Milk Beverage - In the first quarter of 2002, we launched Folger's Jakada, a new coffee and milk-based beverage. The product is now sold in single-serve plastic bottles and is available in three flavors:
French Roast, Vanilla and Mocha. Pursuant to our licensing agreement with Procter & Gamble, we produce, promote and distribute Folger's Jakada, while Procter & Gamble receives royalties related to Folger's Jakada sales and retains rights to the Folger's trademark.

     New Technology - We are currently in the final stages of obtaining FDA approval to produce aseptic packaging on our second Stork line in Mt. Crawford, Virginia. Upon certification, we will be able to store and ship single serve Hershey's and Jakada products processed on this line without refrigeration.

     Divestitures

     Part of our strategy since completion of the Old Dean acquisition has been to carefully analyze our portfolio of assets and make divestitures where appropriate, in order to ensure that our financial and management resources are closely aligned with our strategic direction. Since completion of the Old Dean acquisition, we have sold three small non-core businesses that we acquired as part of old Dean's Specialty Foods division, including a contract hauling business, a boiled peanut business and a powdered coating business. In addition, on November 11, 2002, we announced that we had entered into an agreement to sell our Puerto Rico dairy operations for a purchase price of approximately $122 million. Completion of the sale of our Puerto Rico business is subject to the receipt of certain regulatory approvals, the buyer's ability to obtain financing and certain other customary closing conditions. We expect the transaction to be completed on or before December 31, 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historical Cash Flow

     Cash flow provided by operating activities was $439.8 million in the first nine months of 2002 compared to $179.5 million in the first nine months of 2001. This increase was primarily due to changes in working capital components, which improved by $157.4 million, and higher earnings in 2002 after adjusting for the cumulative accounting change, which was a non-cash item.

     Net cash used in investing activities was $359.3 million in the first nine months of 2002 compared to $132.5 million in the first nine months of 2001. We spent $152.4 million during the first nine months of 2002 for capital expenditures, which were funded using cash flow from operations. We also spent approximately $213.6 million in the first nine months of 2002 primarily on the acquisitions of White Wave, Marie's and stock option surrenders related to our acquisition of Old Dean. See Notes 2 and 6 to our condensed consolidated financial statements.

     Current Debt Obligations

     Effective December 21, 2001, in connection with our acquisition of Old Dean, we replaced our former credit facilities with a new $2.7 billion credit facility provided by a syndicate of lenders. This facility provides us with a revolving line of credit of up to $800 million and two term loans in the amounts of $900 million and $1 billion, respectively. Both term loans were fully funded upon closing of the Old Dean acquisition. The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 5 to our condensed consolidated financial statements for more detailed information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

     At September 30, 2002 we had outstanding borrowings of $1.88 billion under our senior credit facility. In addition, $65.4 million of letters of credit secured by the credit facility were issued but undrawn. As of September 30, 2002, approximately $699.4 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     We also have a $400 million receivables securitization facility. During the first nine months of 2002 we made net payments of $142 million on this facility and at September 30, 2002 had a balance of $258 million outstanding. See Note 5 to our condensed consolidated financial statements for more information about our receivables securitization facility.

     In addition, certain of Old Dean's indebtedness remains outstanding after the acquisition, including $700 million (face value) of outstanding indebtedness under certain senior notes, approximately $18 million of industrial development revenue bonds, and certain capital lease obligations. See Note 5 to our condensed consolidated financial statements.

     In addition to the letters of credit secured by our credit facility, we had at September 30, 2002 approximately $38 million of letters of credit that were issued but undrawn. These letters of credit were required by various utilities and government entities for performance and insurance guarantees.

     The table below summarizes our obligations for indebtedness and lease obligations at September 30, 2002:

                                                                            Payments Due By Period
                                                -----------------------------------------------------------------------------------
Indebtedness & Lease Obligations                 10/1/02 to    10/1/03 to   10/1/04 to     10/1/05 to     10/1/06 to
                                     TOTAL        9/30/03       9/30/04      9/30/05        9/30/06       9/30/07       Thereafter
                                     -----      -----------  ------------   -----------    ----------     -----------   ----------
                                                                                (in thousands)
Senior credit facility .....      $1,880,825    $  126,875   $  145,000     $  161,875      $  184,375    $  280,000    $  982,700
Senior notes(1) ............         700,000                                   100,000                       250,000       350,000
Receivables-backed loan ....         258,000                                   258,000
Foreign subsidiary term loan          33,631         6,679        8,050          7,752           7,439         3,711
Other lines of credit ......          19,918        19,918
Industrial development
  revenue bonds ............          21,000           300          300            300             300           300        19,500
Capital lease obligations
  and other ................          33,564         8,201       19,665          5,057             361           107           173
Operating leases ...........         368,906        73,836       63,316         50,207          43,337        33,790       104,420
                                  ----------    ----------   ----------     ----------      ----------    ----------    ----------
          Total ............      $3,315,844    $  235,809   $  236,331     $  583,191      $  235,812    $  567,908    $1,456,793
                                  ==========    ==========   ==========     ==========      ==========    ==========    ==========

----------

(1) Represents face value of notes.

     Other Commitments and Contingencies

     In connection with our purchase of the minority interest in our Dairy Group, we entered into an agreement with Dairy Farmers of America ("DFA"), the nation's largest dairy farmers' cooperative and our primary supplier of raw milk, pursuant to which we have agreed to pay to DFA liquidated damages in an amount of up to $47 million if we fail to offer them the right, within a specified period of time after completion of the Old Dean acquisition, to supply raw milk to certain of Old Dean's plants. The amount of damages to be paid, if any, would be determined on a plant-by-plant basis for each Old Dean plant's milk supply that is not offered to DFA, based generally on the amount of raw milk used by the plants. We would be required to pay the liquidated damages even if we were prohibited from offering the business to DFA by an injunction, restraining order or contractual obligation. See Note 10 to our condensed consolidated financial statements for further information regarding this agreement. Old Dean currently has milk supply agreements with several raw milk suppliers other than DFA. If any such supplier believes that it has rights to continue to supply Old Dean's plants beyond the deadline dates contained in our agreement with DFA, and is successful in legally establishing any such rights, we may be prohibited from offering DFA the right to supply certain of the Old Dean plants and, therefore, be required to pay all or a portion of the liquidated damages to DFA.

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

     We do have certain other commitments and contingent obligations that are not reflected on our balance sheet, all of which are described in Note 10 to our condensed consolidated financial statements.

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

     Future Capital Requirements

     We expect to invest a total of approximately $265 million in each of 2002 and 2003 on capital expenditures primarily related to our manufacturing and distribution capabilities. We intend to fund these expenditures using cash flow from operations.


     In 2003, we expect to spend approximately $190 million in marketing and distribution support of our strategic brands including International Delight coffee creamers, Silk and SunSoy soy beverages, Hershey's milks and shakes and Folger's Jakada, our single-serve beverage platforms; Marie's dressings and Dean's dips; and Land O'Lakes, specifically the Dairy Ease lactose-free milk. We intend to fund these expenditures using cash flow from operations.

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

     In the future, we may pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase shares of our stock pursuant to our open market share repurchase program. Any such acquisitions or repurchases will be funded through cash flows from operations or borrowings under our credit facility. If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

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

     The Task Force has also reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." We adopted this Issue in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the third quarter and the first nine months of 2001 by $7.9 million and $26.8 million, respectively. There was no change in reported net income.

     In June 2001, FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied, and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001, including the acquisition of Old Dean. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead requires a transitional goodwill impairment assessment and annual impairment tests thereafter. Effective June 30, 2002, we completed the first phase of the transitional goodwill impairment assessment, which indicated that the goodwill related to our Puerto Rico reporting unit is impaired. In the fourth quarter of 2002, we will determine the amount of impairment that existed as of January 1, 2002, and record the impairment in our income statement as the cumulative effect of a change in accounting principle retroactive to the first quarter of 2002. As of January 1, 2002, we had approximately $67 million recorded as goodwill related to our Puerto Rico reporting unit. See Note 12 for information related to our fourth quarter agreement to sell our Puerto Rico operating unit. Our annual impairment tests will be completed in the fourth quarter of 2002. SFAS No. 142 also requires that recognized intangible assets be amortized over their respective estimated useful lives. As part of the adoption, we have re-assessed the useful lives and residual values of all recognized intangible assets. Any recognized intangible asset determined to have an indefinite useful life was tested for impairment in accordance with the standard. These impairment tests were completed during the first quarter of 2002, and resulted in a charge of $47.3 million, net of an income tax benefit of $29.0 million, which was recorded during the first quarter of 2002 as a change in accounting principle. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments. The fair value of these trademarks was determined using a present value technique. See Note 1 to our condensed consolidated financial statements.

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

     Raw Material Prices

     In our Dairy Group and Morningstar/White Wave segments, our raw milk and butterfat cost changes are based on the federal government's minimum prices, regional and national milk supply conditions and arrangements with our suppliers. Generally, we pay the federal minimum prices for raw milk and butterfat, plus certain producer premiums (or "over-order" premiums) and location differentials. We also incur other raw milk and butterfat procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw material cost, as over-order premiums may increase. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in the commodity environment can be linked to the change in federal minimum prices.

     Bulk cream is also a significant raw material cost to the Dairy Group and Morningstar. Cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. Cream is used in our Class II products such as ice cream, ice cream mix, creams and creamers, sour cream and cottage cheese.

     In 2002, prices for raw milk, butterfat and butter have been very low. Although we cannot predict future raw material prices with accuracy, we do expect prices to increase in 2003.

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

     Rationalization Activities

     As part of our acquisition purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. We will finalize our initial integration and rationalization plan related to the Old Dean acquisition during the fourth quarter of 2002 and refine our estimate of amounts in our purchase price allocations associated with this plan. We do not expect any of these costs to have a material adverse impact on our results of operations. For more information, see Note 8 to our Consolidated Financial Statements.

     Tax Rate

     Our tax rate in the first nine months of 2002 was approximately 37.9%. We believe that our effective tax rate will range between approximately 37% to 38% over the next several years, as Old Dean's tax rate was higher than our tax rate prior to the Old Dean acquisition.


     See "-- Risk Factors" for a description of various other risks and uncertainties concerning our business.

RISK FACTORS

     This report contains statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: "2002 Developments," "Liquidity and Capital Resources," "Known Trends and Uncertainties" and "Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

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

     Our Failure To Successfully Compete Could Adversely Affect Our Prospects And Financial Results

     Our businesses are subject to significant competition based on a number of factors. Our failure to successfully compete against our competitors could have a material adverse effect on our business. Many of our competitors, especially those with nationally branded products that compete with our nationally branded products, have significantly greater resources than we do. Also, in many cases, those nationally branded products have significantly more name-recognition and longer histories of success.

     The consolidation trend is continuing in the retail grocery and foodservice industries. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer customers. As the consolidation continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Although we do not have any customers that represent more than 10% of revenues in any segment, loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers. Winning new customers is also important to the growth of our Dairy Group, as demand tends to be relatively flat in the dairy industry. Moreover, as our customers become larger, they will have greater purchasing leverage, and could force prices and margins lower than current levels.

     We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

     Changes in Raw Material and Other Input Costs Can Adversely Affect Us

     The most important raw materials that we use in our operations are raw milk, butterfat and cream, and high density polyethylene resin. The prices of these materials increase and decrease depending on supply and demand and, in some cases, governmental regulation. Weather affects the supply of raw milk, cream and butterfat available. Also, our Specialty Foods segment purchases cucumbers under seasonal grower contracts with a variety of growers located near our plants. Bad weather in one of the growing areas can damage or destroy the crop in that area. If we are not able to buy cucumbers from one of our local growers due to bad weather, we are forced to purchase cucumbers from non-local sources at substantially higher prices, which can have an adverse affect on Specialty Foods' results of operations. Our White Wave operating unit is sensitive to adverse weather due to its reliance on soy beans. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance, however, as price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We were adversely affected in 2001 by raw material costs. In 2002 to date, raw material prices have been very low. Although we cannot predict future changes in raw material costs, we do expect raw material prices to increase in 2003.

     Because our Dairy Group delivers its products directly to our customers through our "direct store delivery" system, we are a large consumer of fuel. Increases in fuel prices can adversely affect our results of operations. Also, since we lost our energy supply agreement with Enron as a result of Enron's decision to reject our discounted-rate supply agreement in its bankruptcy, we now pay market prices for electricity. As we are a significant consumer of electricity, any significant increase in energy prices could adversely affect our financial performance.

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

    These swaps have been designated as hedges against variable interest rate exposure on loans under our senior credit facility. The following table summarizes our various interest rate swap agreements in effect at September 30, 2002 and at December 31, 2001:


           FIXED INTEREST RATES                    EXPIRATION DATE      NOTIONAL AMOUNTS
           --------------------                    ---------------      ----------------
                                                                         (IN MILLIONS)
4.90% to 4.93% ..........................          December 2002             $275.0
6.07% to 6.24% ..........................          December 2002              325.0
6.23% ...................................          June 2003                   50.0
6.69% ...................................          December 2004              100.0
6.69% to 6.74% ..........................          December 2005              100.0
6.78% ...................................          December 2006               75.0

    In March and June of 2002, we entered into forward-starting swaps that begin in December 2002 with a notional amount of $750 million and fixed interest rates of 4.005% to 5.315%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility and under one of our subsidiary's term loans.



                 FIXED INTEREST RATES                  EXPIRATION DATE            NOTIONAL AMOUNTS
                 --------------------                  ---------------            ----------------
                                                                                   (IN MILLIONS)
4.290% to 4.6875%..........................             December 2003               $   275.0
4.005% to 4.855%...........................             December 2004                   175.0
5.190% to 5.315%...........................             December 2005                   300.0

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

          We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 5 to our condensed consolidated financial statements. The following table summarizes these agreements:


    FIXED INTEREST RATES    EXPIRATION DATE                               NOTIONAL AMOUNTS
    --------------------    ---------------        ----------------------------------------------------------------------------
                  5.54%     November 2003           9 million euros      (approximately $8.9 million as of September 30, 2002)
                  5.60%     November 2004          12 million euros      (approximately $11.9 million as of September 30, 2002)

    We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $6.2 million and $17.7 million of additional interest expense, net of income taxes, during the third quarter and the first nine months of 2002, respectively as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

    A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2002, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

    We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro. At this time, we believe that potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.


ITEM 4. CONTROLS & PROCEDURES

    Based on their evaluation, as of a date within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

----------

* This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent required by the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K and 8-K/A

                 o    None

                                   SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       DEAN FOODS COMPANY

                       By: /s/ BARRY A. FROMBERG


                                 BARRY A. FROMBERG
                        EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                (PRINCIPAL ACCOUNTING OFFICER)



                       By: /s/ GREGG L. ENGLES
                                   GREGG L. ENGLES
                               CHAIRMAN OF THE BOARD AND
                                CHIEF EXECUTIVE OFFICER

Date: November 14, 2002

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gregg Engles, Chairman of the Board and Chief Executive Officer of Dean Foods Company, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Dean Foods
          Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dean Foods Company as of, and for, the periods presented in this quarterly report;

     4. Dean Foods Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dean Foods Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to Dean Foods Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of Dean Foods Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Dean Foods Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Dean Foods Company's auditors and the audit committee of Dean Foods Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect Dean Foods Company's ability to record, process, summarize and report financial data and have identified for Dean Foods Company's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in Dean Foods Company's internal controls; and

     6. Dean Foods Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/ Gregg L. Engles
Gregg L. Engles
Chairman of the Board and
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Barry A. Fromberg, Executive Vice President and Chief Financial Officer of Dean Foods Company, certify that:

     1.   I have reviewed this quarterly report on Form 10-Q of Dean Foods
          Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Dean Foods Company as of, and for, the periods presented in this quarterly report;

     4. Dean Foods Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Dean Foods Company and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to Dean Foods Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of Dean Foods Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Dean Foods Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Dean Foods Company's auditors and the audit committee of Dean Foods Company's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect Dean Foods Company's ability to record, process, summarize and report financial data and have identified for Dean Foods Company's auditors any material weaknesses in Dean Foods Company's internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in Dean Foods Company's internal controls; and

     6. Dean Foods Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002


/s/ Barry A. Fromberg
Barry A. Fromberg
Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       ------------
 99.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002

 99.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.