Form 10-K
period 2002-12-31
DEAN FOODS CO/
filed 2003-03-27
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 001-12755

                               DEAN FOODS COMPANY
             (Exact name of Registrant as specified in its charter)

                               (DEAN FOODS LOGO)
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     The aggregate market value of the Registrant's voting and non-voting common equity stock held by non-affiliates of the Registrant at June 30, 2002, based on the $37.16 per share closing price for the Registrant's common stock on the New York Stock Exchange on June 30, 2002, was approximately $3.27 billion.

     The number of shares of the registrant's common stock outstanding as of March 25, 2003 was 93,007,862.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 22, 2003 (to be filed) are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                 PAGE
----                                                                 ----
                                 PART I
1     Business....................................................      1
        General...................................................      1
        Brief History.............................................      1
        Developments Since January 1, 2002........................      2
        Current Business Strategy.................................      5
        Operating Divisions.......................................      5
        Government Regulation.....................................     12
        Employees.................................................     14
        Minority Holdings.........................................     14
        Where You Can Get More Information........................     15
2       Properties................................................     15
3       Legal Proceedings.........................................     19
4       Submission of Matters to a Vote of Security Holders.......     19
                                 PART II
5     Market for Our Common Stock and Related Matters.............     20
6     Selected Financial Data.....................................     21
      Management's Discussion and Analysis of Financial Condition
7     and Results of Operations...................................     23
        Developments Since January 1, 2002........................     23
        Results of Operations.....................................     23
        Critical Accounting Policies..............................     28
        Recently Issued Accounting Pronouncements.................     30
        Liquidity and Capital Resources...........................     31
        Known Trends and Uncertainties............................     34
        Risk Factors..............................................     35
      Quantitative and Qualitative Disclosures About Market
7A    Risk........................................................     38
8     Consolidated Financial Statements...........................     40
      Changes in and Disagreements With Accountants on Accounting
9     and Financial Disclosure....................................     41
                                PART III
10    Directors and Executive Officers............................     41
11    Executive Compensation......................................     41
      Security Ownership of Certain Beneficial Owners and
12    Management..................................................     41
13    Certain Relationships and Related Transactions..............     41
14    Controls and Procedures.....................................     41
15    Principal Accountant Fees and Services......................     41
                                 PART IV
      Exhibits, Financial Statement Schedules and Reports on Form
16    8-K.........................................................     42
Signatures........................................................    S-1
Certifications....................................................    C-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are the leading processor and distributor of milk and other dairy products in the United States, and a leading manufacturer of various specialty food products. We currently have five operating divisions, including Dairy Group, Morningstar Foods, White Wave, Specialty Foods and International.

     Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

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

     In April 1996, we completed our initial public offering (under our former name: "Suiza Foods Corporation"). Initially our common stock was traded in the Nasdaq National Market. In January 1997, we completed a second public offering. Our common stock began trading on the New York Stock Exchange in March 1997 under the symbol "SZA." Our common stock continues to trade on the New York Stock Exchange under our new symbol: "DF."

     In August 1997, we acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers, in connection with our acquisition of a dairy company related to Franklin Plastics. We then began acquiring other companies in the plastic container business.

     In November 1997, we bought Morningstar Foods Inc., which greatly expanded our branded and value-added product lines. See "-- Operating
Divisions -- Morningstar/White Wave" beginning on page 8 for more information about Morningstar Foods.

     As a result of our acquisition strategy in the packaged ice industry, by 1998 we had become one of the largest manufacturers and distributors of packaged ice in the United States. In April 1998, however, we sold our packaged ice operations in order to focus our resources on our dairy and packaging operations.

     In 1999, we made a decision to further focus our resources on our core dairy business. In July 1999, therefore, we sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser, and in March and May 2000, we sold our European packaging operations. Except for our minority interest in Consolidated Container Company, we no longer have any investments in the packaging industry.

     Effective January 1, 2000, we completed the acquisition of Southern Foods Group, L.P., the third largest dairy processor in the United States at the time of the acquisition. As a result of that transaction, we greatly expanded the geographic reach of our Dairy Group and became the largest fluid dairy company in the United States. See "-- Operating Divisions -- Dairy Group" beginning on page 5 for more information about our Dairy Group. The Southern Foods transaction was completed through a joint venture with Dairy Farmers of America ("DFA"), the nation's largest dairy farmers' cooperative, pursuant to which DFA obtained a 33.8% interest in our Dairy Group.

     In February 2000, we entered the European dairy industry by purchasing Leche Celta, one of the largest dairy processors in Spain. See "-- Operating Divisions -- International" beginning on page 11 for more information about our international operations.

     On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). As a result, we are now one of the leading food and beverage companies in the United States. In connection with that transaction, we purchased the 33.8% minority interest in our Dairy Group held by DFA in exchange for cash, the operations of 11 plants that we were required to divest in connection with the Old Dean acquisition and certain other consideration. See
Note 2 to our Consolidated Financial Statements. Also on December 21, 2001, immediately after we completed the acquisition of Old Dean, Old Dean changed its name to Dean Holding Company and we changed our name from Suiza Foods Corporation to Dean Foods Company.

DEVELOPMENTS SINCE JANUARY 1, 2002

  INTEGRATION AND RATIONALIZATION ACTIVITIES

     After acquiring Old Dean in December 2001, integrating Old Dean's operations with our operations was our primary focus during 2002. Old Dean's Dairy Group was integrated into our Dairy Group, Old Dean's National Refrigerated Products group was integrated into our Morningstar Foods subsidiary, and Old Dean's corporate headquarters was eliminated. As part of our integration activities, we realigned our organizational structure and shifted certain manufacturing operations. We also closed or announced the closure of 15 facilities and reduced (or intend to reduce) our workforce accordingly. Facilities that have been closed or identified for closure include:

DAIRY GROUP                                         MORNINGSTAR/WHITE WAVE          SPECIALTY FOODS
-----------                                         ----------------------          ---------------
Bennington, Vermont (plant)                      Tempe, Arizona (plant)         Atkins, Arkansas (plant)
Escondido, California (plant)                    Woodland, California (plant)   Cairo, Georgia (plant)
Fort Worth, Texas (plant)                                                       Plymouth, Indiana (tank
Grand Rapids, Michigan (administrative offices)                                 yard)
Parker Ford, Pennsylvania (distribution)                                        Green Bay, Wisconsin
Port Huron, Michigan (distribution)                                             (tank yard)
Toledo, Ohio (plant)
Winchester, Virginia (distribution)
Camp Hill, Pennsylvania (distribution)

     We realized merger synergies of over $100 million in 2002, including such items as purchasing savings, headcount reduction savings, pension elimination savings, manufacturing synergies and various depreciation savings. We also recorded plant closing costs of approximately $19.1 million during 2002. These charges included the following costs:

     - Workforce reduction costs, which were charged against our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

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

  ACQUISITIONS

     White Wave -- In May 2002, we completed the acquisition of the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products. Prior to the acquisition, we owned approximately 36% of White Wave as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining equity interests for a total price of approximately $192.8 million. Existing management of White Wave has remained in place. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by March 2004, and is currently anticipated to range between $35 million and

$40 million. See Note 2 and Note 20 to our Consolidated Financial Statements. For more information about White Wave's operations, see "-- Operating Divisions -- Morningstar/White Wave" beginning on page 8. For financial reporting purposes, White Wave's financial results are aggregated with Morningstar Foods' financial results.

     Marie's -- We acquired the Marie's(R) brand as a result of our acquisition of Old Dean in December 2001. When we acquired Old Dean, there were outstanding licenses in favor of Marie's Quality Foods and Marie's Dressings, Inc. authorizing them to use the brand in connection with the manufacture and sale of dips and dressings in the western United States. On May 17, 2002, we acquired the assets of those licensees, including the licenses. See Note 2 to our Consolidated Financial Statements. As a result of this acquisition, we are now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

  BRANDED PRODUCT INITIATIVES

     Our nationally branded products were a significant focus for us in 2002. We invested approximately $130 million in our strategic brands during 2002, the majority of which was spent to launch and secure distribution and trial of new products. Our strategic brands include Silk(R) soy products and Sun Soy(R) soymilk, International Delight(R) coffee creamers, Hershey's(R) milks and milkshakes, Land O'Lakes(R) extended shelf-life products, Folger's(R) Jakada(R) coffee and milk beverage, Marie's(R) dips and dressings and Dean's(R) dips. We began tracking the growth of our strategic brands as a group during 2002. Unit sales of our strategic brands increased by more than 25% during each quarter in 2002 (as compared to the corresponding quarter in the immediately preceding year), on a pro forma basis as if White Wave and Old Dean had been owned for all of 2001 and 2002. Some highlights of our 2002 branded product initiatives included the following:

     International Delight Coffee Creamers -- In the fourth quarter of 2002, we launched a test of our International Delight coffee creamers in a newly-designed plastic bottle, and in February 2003, we began a nationwide launch. In August 2002, we also launched Canela, the newest International Delight flavor. Morningstar Foods now manufactures and distributes 12 flavors in the International Delight brand family.

     Silk Soymilk -- During the third quarter of 2002, we introduced an aseptic Silk soymilk to better serve the dry grocery and foodservice channels. Also during the third quarter, we introduced two new Silk flavors, including coffee and unsweetened. In February 2003, White Wave entered into an agreement with Starbucks pursuant to which, beginning in June 2003, Silk will become the exclusive soymilk used in handcrafted beverages at all Starbucks locations throughout North America. The Silk brand will be identified on all Starbucks menu boards. Single-serve bottles of Silk will also be sold separately in certain Starbucks stores.

     Hershey's Milks and Milkshakes -- In October 2002, we launched Hershey's Vanilla Cream Milkshake, adding another flavor to our existing Creamy Chocolate and Cookies 'n Cream milkshake offerings. The product introduction is part of Morningstar Foods' collaborative effort with Hershey Foods Corp. whereby Morningstar manufactures, markets, sells and distributes Hershey brand name dairy products nationally.

     Land O'Lakes Dairy Ease(R) Lactose-Free Milks -- On July 31, 2002, we entered into a licensing agreement with Land O'Lakes pursuant to which we acquired a perpetual license to use the Land O'Lakes brand nationally on a broad range of fluid milk, juices and dairy products, including ice cream, sour cream, creams and creamers, and on certain other value-added products such as aseptic dairy products and extended shelf-life products, including soy beverages. In August 2002, we launched Land O'Lakes Dairy Ease lactose-free milk, our first new product under our new Land O'Lakes license agreement.

     Folger's Jakada Coffee and Milk Beverage -- In the first quarter of 2002, we launched Folger's Jakada, a new coffee and milk beverage. The product is sold in single-serve plastic bottles and is available in three flavors: French Roast, Vanilla and Mocha. Pursuant to our licensing agreement with Procter & Gamble, we produce, promote and distribute Folger's Jakada, while Procter & Gamble receives a royalty from all Folger's Jakada sales and retains rights to the Folger's trademark. In the first quarter of 2003, we began producing Folger's Jakada in aseptic packaging on our "Stork" plastic bottle filler in Mt. Crawford, Virginia. Products processed on this equipment can be stored and shipped without refrigeration.

  DIVESTITURES

     Part of our strategy since completion of the Old Dean acquisition has been to carefully analyze our portfolio of assets and make divestitures where appropriate in order to ensure that our financial and management resources are closely aligned with our strategic direction. Since completion of the Old Dean acquisition, we have sold three small non-core businesses that we acquired as part of Old Dean's Specialty Foods division, including a contract hauling business, a boiled peanut business and a powdered food-coating business for a combined net purchase price of approximately $28.9 million. In addition, on December 30, 2002, we completed the sale of our Puerto Rico dairy operations for an adjusted purchase price of approximately $119.4 million. See Note 2 and Note 20 to our Consolidated Financial Statements.

  SECURITIES REPURCHASES

     In the fourth quarter of 2002, we spent approximately $101.2 million to repurchase approximately 2.75 million shares of our common stock for an average price of $36.78 per share, depleting the balance of our previous common stock repurchase authorization. See Note 12 to our Consolidated Financial Statements.

     Since January 1, 2003, our Board of Directors has authorized two additional $150 million increases of our stock repurchase program. Between January 1 and March 24, 2003, we have spent approximately $129 million to purchase an additional 3.24 million shares of our common stock, for an average price of $39.72 per share. Approximately $171.6 million remains available under our current stock repurchase authorization.

     On March 17, 2003, we announced a partial redemption of our trust-issued preferred securities ("TIPES"). TIPES with an aggregate liquidation value of $100 million will be redeemed on April 17, 2003 at a redemption price of $51.0315 per security. Holders of TIPES that have been called for redemption have the option to convert their TIPES into shares of our common stock instead of receiving the cash redemption price. Approximately $500 million of TIPES will remain outstanding following completion of this partial redemption.

  STOCK SPLIT

     On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. All of the share numbers in this Annual Report on Form 10-K have been adjusted for all periods to reflect the stock split.

  RETIREMENT OF HOWARD DEAN

     On April 12, 2002, Howard Dean retired as Chairman of the Board and as a director of our company. Mr. Dean was Chairman of the Board of Old Dean prior to our acquisition of Old Dean, and became Chairman of our Board of Directors when we acquired Old Dean. Gregg Engles, Chairman of our Board of Directors prior to our acquisition of Old Dean, reassumed the role of Chairman upon Mr. Dean's retirement.

  DEVELOPMENTS RELATED TO CONSOLIDATED CONTAINER COMPANY

     Since July 1999, we have owned a minority interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our primary supplier of plastic bottles and bottle components. See "-- Brief History" beginning on page 1. During 2001, CCC experienced a variety of operational difficulties, consistently poor operating results and significant losses. We concluded that the value of our investment was significantly impaired and that the impairment was not temporary, and in the fourth quarter of 2001, we wrote off our minority investment in CCC in its entirety.

     By late 2001, CCC had become unable to comply with the financial covenants in its credit agreement. CCC's lenders agreed to restructure CCC's credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we executed a limited guarantee of up to $10 million of CCC's revolving credit indebtedness. By late 2002, CCC was again unable to comply with the terms of its credit agreement. CCC's lenders agreed to again restructure CCC's credit agreement, subject to the agreement of CCC's primary shareholders to provide a total of $35 million of additional debt financing to CCC. In the fourth quarter of 2002, we agreed to loan CCC $10 million of the $35 million in additional financing in exchange for cancellation of our former guaranty and the receipt of additional equity in CCC. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. As a result of this transaction, our interest in CCC was diluted to approximately 40%. See Note 4 to our Consolidated Financial Statements for a description of the loan and of the accounting treatment of the loan.

CURRENT BUSINESS STRATEGY

     We are focused on consistently creating and maximizing shareholder value primarily through the following strategies:

  BE OUR CUSTOMERS' SUPPLIER OF CHOICE

     We intend to maintain and extend our leadership position in the various areas in which we compete, by continuing to focus on providing our customers with excellent quality, service and price. Our Dairy Group has one of the most extensive refrigerated "direct store delivery" systems in the United States, with delivery routes spanning virtually the entire country. Using this system, we have a unique capability to provide unmatched service and convenience to customers. We hope to continue to leverage that system to grow with our customers and increase our revenues.

  INVEST IN OUR BRANDS

     We believe that investing in our brands is key to growing our sales and our profitability. We intend to spend approximately $190 million marketing our strategic brands in 2003. In addition, during 2003 we expect to spend in excess of $30 million marketing our regional Dairy Group brands.

  RATIONALIZE OUR OPERATIONS

     An important part of our strategy is the rationalization of our operations including (i) shifting manufacturing operations between locations and re-aligning certain delivery routes and reporting structures, (ii) selling or closing facilities with overlapping markets or excess capacity, and (iii) divesting non-core businesses that do not fit into our long-term business plans. Throughout 2003, we will continue these activities in order to maximize our efficiency, to enable us to provide our customers with the highest quality of service, and to ensure that our resources are properly aligned with our strategic direction.

  INVEST OUR CASH

     Our company generates a significant amount of cash flow from operating activities. In addition to investing in our brands, we intend to invest our capital where we believe returns are greatest, including acquisitions in our core lines of business, repurchases of our securities and reductions of indebtedness.

OPERATING DIVISIONS

  DAIRY GROUP

     Our Dairy Group manufactures and sells:

     - fluid milk (including flavored milks and buttermilk),

     - cream (including half-and-half and whipping cream),

     - ice cream, ice cream novelties and ice cream mix,

     - cultured products (including cottage cheese, sour cream and yogurt),

     - juice, fruit flavored drinks and water,

     - coffee creamers,

     - dips, and

     - condensed milk.

     In 2002, sales of fluid milk and cream represented approximately 74% of the Dairy Group's sales to nonaffiliated customers, while ice cream/ice cream novelties, cultured products and juice/fruit flavored drinks/water represented approximately 12%, 6% and 5%, respectively.

     Our Dairy Group operates its business in a generally decentralized manner organized by geographic region, including the Northeast region, the Southeast region, the Southwest region and the Midwest region. Our Dairy Group currently manufactures its products in 95 plants in 33 states. For more information about plants in the Dairy Group, see "-- Item 2. Properties" beginning on page 16.

     Primarily due to the perishable nature of its products, our Dairy Group delivers the majority of its products directly from its plants or distribution branches to its customers in trucks that we own or lease. This form of delivery is called a "direct store delivery" or "DSD" system. Our Dairy Group has one of the most extensive refrigerated DSD systems in the United States, with delivery routes spanning virtually the entire country. Using its DSD system, the Dairy Group also acts as distributor for certain other manufacturers of refrigerated products in certain parts of the country.

     The Dairy Group sells its products primarily on a local or regional basis through its internal sales force to a wide variety of retail customers including grocery stores, club stores, convenience stores and mass merchandisers. The Dairy Group also sells its products to food service customers such as restaurants and hotels, distributors, schools and government installations. The Dairy Group's largest customer is Wal-Mart, which accounted for approximately 10.6% of the Dairy Group's sales to unaffiliated customers in 2002. The Dairy Group's second largest customer represented approximately 7.5% of the Dairy Group's sales to unaffiliated customers in 2002. The balance of the Dairy Group's customer base is diverse. The Dairy Group's sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

     In 2002, our Dairy Group manufactured and marketed approximately two-thirds of its dairy products under its proprietary or licensed local and regional brand names. The remaining one-third of the Dairy Group's products were manufactured and sold on a private-label (or "customer brand") basis for customers. Proprietary or licensed brands used in the Dairy Group include the following:

NORTHEAST REGION            SOUTHEAST REGION       MIDWEST REGION                  SOUTHWEST REGION
----------------            ----------------       --------------                  ----------------
Chug(R)                     Barbers(R)             Borden(R) (licensed brand)      Adohr Farms(R)
Dean's(R)                   Broughton(R)           Chug(R)                         Alta Dena(R)
fitmilk(R)                  Chug(R)                Country Charm(R)                Barbe's(R)
Garelick Farms(R)           Country Delite(R)      Country Fresh(R)                Berkeley Farms(TM)
kidsmilk(TM)                Dairy Fresh(R)         Dean's(R)                       Borden(R) (licensed
                                                                                   brand)
LehighValley(R)             Dean's(R)              fitmilk(R)
                                                                                   Brown's(TM)
Meadowbrook(R)              Frostbite(R)           kidsmilk(TM)
                                                                                   Chug(R)
Nature's Pride(TM)          Louis Trauth(R)        Land O'Lakes(R) (licensed
                                                   brand)                          Country Charm(R)
Reiter(R)                   Mayfield(R)
                                                   Reiter(R)                       Creamland(TM)
Sealtest(R) (licensed       McArthur(R)
brand)                                             Schenkel's All*Star(R)          Dairy Gold(TM)
                            Pet(R) (licensed
Shenandoah's Pride(R)       brand)                 Verifine(R)                     Dean's(R)
Swiss(R)                    Purity(TM)                                             Foremost(TM)
Tuscan(R)                   TG Lee(R)                                              Gandy's(R)
Wengert's(R)                                                                       Hygeia(R)
                                                                                   Meadow Gold(R)
                                                                                   Model(R)
                                                                                   Mountain High(R)
                                                                                   Oak Farms(R)
                                                                                   Poudre Valley(R)
                                                                                   Price's(TM)
                                                                                   Robinson(R)
                                                                                   Schepps(R)
                                                                                   Swiss(TM)
                                                                                   Viva(R)

     The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk from independent farmers and farmers' cooperatives, typically pursuant to contractual arrangements. Raw milk is generally readily available. The price of raw milk is regulated in most parts of the country by the federal government through federal market orders and price support programs. Several states regulate raw milk pricing through their own programs. For more information about raw milk pricing in the United States, please see
"-- Government Regulation -- Milk Industry Regulation" beginning on page 13 and "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Known Trends and Uncertainties -- Prices of Raw Milk and Cream" on page 34. The price of raw milk can fluctuate widely. Other raw materials used by the Dairy Group, such as juice concentrates, sweeteners and packaging supplies are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group's raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.

     The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by large grocery retailers and little to no growth in the demand for fresh milk products. Over the past 10 to 15 years, the dairy industry has experienced significant consolidation. Consolidation has tended to raise efficiency. However, consumption of fluid dairy products has generally remained flat and has even declined in some regions of the country. Therefore, sales growth across the industry generally remains modest and profit margins generally remain low. Historically, the fluid dairy industry has not experienced a significant amount of innovation in products or packaging. However, innovation and branding have become increasingly important in recent years as processors seek to increase consumption, sales and margins through product differentiation and branding.

     The dairy industry is highly competitive. Our Dairy Group has many competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, quality and taste preference. Dairy products also compete with many other beverages and nutritional products for consumer sales.

     Net sales in the Dairy Group to unaffiliated customers totaled $7.06 billion in 2002. For more financial information about our Dairy Group's recent operations, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 22 and Note 22 to our Consolidated Financial Statements.

  MORNINGSTAR/WHITE WAVE

     Morningstar Foods manufactures and sells:

     - dairy and non-dairy liquid coffee creamers,

     - extended shelf-life ("ESL") milks, including flavored milks, lactose-reduced milks and milk-based beverages,

     - cultured dairy products,

     - dips and dressings,

     - aerosol whipped topping,

     - dairy and non-dairy frozen whipped topping and frozen creamers, and

     - egg substitute.

     In 2002, net sales of liquid coffee creamers represented approximately 36% of Morningstar Foods' net sales to unaffiliated customers, while ESL milks, cultured products and dips/dressings represented approximately 31%, 10% and 9%, respectively.

     Fifty-five percent of Morningstar Foods' products were manufactured and sold on a private-label (or "customer brand") basis for customers in 2002. The remaining 45% were marketed under its proprietary or licensed brand names. Except for Silk and Sun Soy, which are manufactured and sold by our White Wave subsidiary, all of our "strategic brands" are manufactured and sold by Morningstar Foods, including: International Delight coffee creamers, Hershey's milks and milkshakes, Land O'Lakes ESL products, Folger's Jakada milk and coffee beverage, Marie's dips and dressings and Dean's dips. We license the Hershey's, Folger's and Land O'Lakes names from third parties for use on certain of our products. Other branded products manufactured and sold by Morningstar include Mocha Mix(R) non-dairy liquid coffee creamer, Naturally Yours(TM) sour cream, Second Nature(R) egg substitute and Dairy Fresh(R) aerosol whipped toppings.

     Because of the nature of Morningstar Foods' products most of its products are delivered by common carrier, although some of its products are distributed through our Dairy Group's DSD system. Morningstar Foods sells its products to a wide variety of retail outlets, food service customers and distributors across the United States and in a number of foreign countries through an internal sales force and independent brokers. Morningstar Foods' largest customer represented approximately 9.5% of its 2002 sales. The remainder of Morningstar Foods' customer base is diverse. Sales of some of Morningstar's products are higher in the fourth quarter.

     Morningstar Foods manufactures its products in 15 plants located across the United States. For more information about Morningstar Foods' manufacturing plants, see "-- Item 2. Properties" beginning on page 15.

     The primary raw materials used by Morningstar Foods are raw milk and bulk cream. We purchase our raw milk from independent farmers and farmers' cooperatives, typically pursuant to contractual arrangements. Raw milk is generally readily available. The price of raw milk is regulated in most areas of the country by the federal government through federal market orders and price support programs. Several states regulate raw milk pricing through their own programs. For more information about raw milk pricing in the United States, please see
"-- Government Regulation -- Milk Industry Regulation" beginning on page 13. Most of Morningstar Foods' bulk cream requirements are supplied with excess cream from our Dairy Group. To the extent that the Dairy Group cannot fulfill all of Morningstar Foods' bulk cream requirements, we purchase bulk cream from other dairy processors. Bulk cream is generally readily available and is priced based on a multiple of the AA butter price on the Chicago Mercantile Exchange. Prices of raw milk and bulk cream can fluctuate widely. Other raw materials used by Morningstar Foods, such as sugar, corn syrup and packaging materials are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of Morningstar's raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease depending on supply and demand.

     Morningstar Foods competes in a number of different product markets and competition is intense in all of its markets. For most of Morningstar's products, competition to obtain shelf-space with retailers is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, Morningstar Foods pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. All of Morningstar Foods' products compete with other food products and beverages for consumer sales.

     For financial reporting purposes, Morningstar Foods' results are aggregated with the results of White Wave.

     White Wave manufactures and sells:

     - soymilk,

     - cultured soy,

     - tofu (baked and raw),

     - tempeh, and

     - seitan.

     In 2002, over 90% of White Wave's sales consisted of Silk branded soymilk sales. In 2002, virtually all of White Wave's products were manufactured and sold under its proprietary Silk and White Wave(R) brands, with only 1% of White Wave's 2002 sales consisting of private label sales. Beginning in December 2002, White Wave also assumed responsibility for our Sun Soy branded soymilk.

     Soymilk and cultured soy are manufactured by blending soymilk concentrate extracted from soybeans with certain proprietary ingredients. White Wave produces soymilk concentrate at two facilities that are owned or leased by the company. Due to recent rapid growth in Silk sales, both of White Wave's extraction facilities were operating at full capacity by the end of 2002. Therefore, in order to meet demand, White Wave purchased approximately 30% of its 2002 soymilk concentrate requirements from third parties. In 2003, we intend to install additional extraction operations in certain of our Morningstar Foods plants. Silk products and Sun Soy are processed into finished products at three company-owned plants across the country. White Wave also contracts with eight third parties to co-pack Silk products at their plants. White Wave's tofu, tempeh and seitan products are produced at White Wave's owned facility in Boulder, Colorado.

     Most of White Wave's products are delivered by common carrier, although some of its products are distributed through our Dairy Group's DSD system. White Wave sells its products to a variety of customers across the United States and in several foreign countries, including grocery stores, natural foods stores, club stores and convenience stores, using an internal sales force and independent brokers. Sales to White Wave's largest customer represented approximately 9% of White Wave's sales in 2002 since our acquisition of White Wave in May. The balance of White Wave's customer base is diverse.

     The primary raw materials used by White Wave are organic soybeans and organic soybean concentrate. We purchase organic soybeans and organic soybean concentrate from a number of suppliers. Organic soybeans and other raw materials used by White Wave, such as organic sugar, flavorings and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of White Wave's raw materials are purchased under contracts in order to guarantee supply and to obtain lower costs.

     White Wave competes with several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, White Wave pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy. White Wave has a leading position in the soy foods category, and particularly the soymilk segment. However, soy foods and soymilk compete with many other beverages and nutritional products for consumer sales.

     Net sales by Morningstar/White Wave to unaffiliated customers totaled approximately $1.06 billion in 2002 (with White Wave's 2002 sales only being included since its acquisition in May 2002). For more information about Morningstar/White Wave's recent financial results, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 23 and Note 22 to our Consolidated Financial Statements.

  SPECIALTY FOODS

     Our Specialty Foods segment, which we acquired as part of Old Dean, offers a diverse product mix that includes:

     - pickles, relishes and peppers,

     - powdered coffee creamers and other powdered products,

     - aseptic sauces and puddings, and

     - nutritional beverages.

     Our Specialty Foods division is one of the largest pickle processors and marketers in the United States. Its pickle, relish and pepper products are sold nationally, primarily under various customer brands, but also under some of our proprietary brands including Atkins(R), Cates(R), Heifetz(R), Nalley's(R), Steinfeld (TM), Farmans(R), Paramount(R), Peter Piper(R), Roddenberry(R) and Schwartz(R), and sold to foodservice customers, grocery store chains and club stores and in bulk to other food processors. Approximately half of Specialty Foods' 2002 net sales to unaffiliated customers consisted of sales of pickles, relish and pepper products.

     Specialty Foods also sells shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products sold primarily under private labels to vending operators, office beverage service companies and institutional foodservice distributors with national distribution to restaurants, schools, health care institutions, hotels and vending and fast-food operators. Powdered coffee creamers are sold for private label distribution to all classes of the retail trade and in bulk to a number of other food companies for use as an ingredient in their food products. We believe that our Specialty Foods segment is the largest manufacturer of powdered non-dairy coffee creamers in the United States. Sales of powdered products represented approximately one-third of Specialty Foods' 2002 net sales to unaffiliated customers.

     Specialty Foods also manufactures aseptic cheese sauce and pudding. Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. Our cheese sauce and pudding are sold nationally, primarily under private labels, to distributors that supply restaurants, schools, hotels and other segments of the foodservice and grocery industries. Specialty Foods also sells aseptic nutritional beverages in the meal supplement, weight loss/gain and sports categories. Nutritional beverages are primarily sold nationally, entirely under private labels, to retail grocery/drug store channels and some foodservice distributors. We believe that we are the only producer of nutritional beverages in the United States able to match premium branded quality due to our aseptic capabilities coupled with our research and development expertise. Sales of aseptic products represented approximately 18% of Specialty Foods' 2002 net sales to unaffiliated customers.

     Finally, Specialty Foods produces a number of specialty sauces, including shrimp, seafood, tarter, horseradish, chili and sweet and sour sauces, and sells them to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett's(R) and Hoffman House(R) brand names.

     Due to their relatively long shelf-lives, Specialty Foods' products are delivered to our customers' stores and warehouses primarily by common carrier.

     Specialty Foods has a diverse customer base, with no single customer representing more than 10% of Specialty Foods' 2002 sales. The majority of Specialty Foods' sales are to foodservice customers.

     Specialty Foods purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange for the control of insects, direct the harvest and, for some crops, provide automated harvesting services. Other raw materials used by Specialty Foods, such as corn syrup, soy bean oil, casein and packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of Specialty Foods' raw materials are purchased under long-term contracts in order to guarantee supply and to obtain lower costs.

     Specialty Foods produces its products in 11 plants located across the United States. For more information about Specialty Foods' manufacturing plants, see "-- Item 2. Properties" beginning on page 15.

     Specialty Foods competes with several competitors in each of its product markets. For most of Specialty Foods' products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In some cases Specialty Foods pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on quality, regional taste preferences, price and brand awareness. Specialty Foods also competes with other food and nutritional products for consumer sales.

     Specialty Foods' net sales to unaffiliated customers totaled approximately $673.6 million in 2002. For more information about Specialty Foods' recent financial results, see "Part II -- Item 7. Management's Discussion and Analysis of Financial Results" beginning on page 23 and Note 22 to our Consolidated Financial Statements.

  INTERNATIONAL

     Our international dairy operations consist solely of our Spanish operations conducted through Leche Celta. Products that Leche Celta manufactures include:

     - fluid milk pasteurized at ultra-high temperatures, known as "UHT" milk (including flavored and enriched milks),

     - butter,

     - UHT cream, and

     - cheese.

     In 2002, sales of UHT fluid milk represented approximately 89% of sales, while butter, cream and cheese comprised 9%, 1%, and 1% respectively.

     Leche Celta manufactures its products in 4 plants located in the Galicia and Cantabria regions of Spain. For more information about Leche Celta's plants, see "-- Item 2. Properties" beginning on page 15. Leche Celta operates its business primarily from its headquarters located in Pontedeume, Galicia.

     The long shelf-life of Leche Celta's UHT fluid milk products allows delivery by common carrier. Leche Celta sells its products through an internal sales force to a wide variety of customers throughout Spain and Portugal, including mainly large and mid-sized retailers. In 2002, Leche Celta manufactured and marketed approximately 60% of its products under its proprietary brands, including Celta(R) and Campobueno(R), and the remaining 40% under private-label brands for customers. Leche Celta's largest customer is Distribucion Internacional de Alimentacion S.A., which accounted for approximately 18% of net sales to unaffiliated customers in 2002. Leche Celta's second largest customer, Eroski Sociedad Cooperativa, represented approximately 11% of net sales to unaffiliated customers in 2002. Leche Celta's sales are slightly seasonal, with sales tending to be lower in the third quarter.

     The primary raw materials used by Leche Celta are raw milk and packaging materials. We purchase our raw milk from farmers' cooperatives and other intermediaries pursuant to formal and informal contractual arrangements. Raw milk production volume is regulated by European Union quotas which sometimes limit the availability of these raw materials to processors. The price of raw milk is defined solely by supply and demand and can fluctuate widely. Celta purchases its packaging materials from two leading suppliers. Packaging materials represent a significant portion of Leche Celta's raw material costs and are purchased under long-term contracts in order to obtain lower costs.

     The Spanish fluid dairy market is characterized by relatively high per capita consumption and the UHT "brick pack" format dominates the industry. The combination of these factors makes Spain one of the largest UHT markets in the world. The Spanish fluid dairy market has been characterized over the past 20 years by slow growth in the core products and faster growth for value-added products such as nutritionally enriched milks. Private label brands comprise a growing but still relatively small share of the Spanish market. The Spanish fluid dairy industry is highly competitive, with leading companies investing heavily in innovation and branding. The industry has undergone significant consolidation in the past 5 to 10 years leading to the emergence of several national brands, including the Celta(R) brand.

     Leche Celta's net sales to unaffiliated customers totaled approximately $199.6 million in 2002.

GOVERNMENT REGULATION

  PUBLIC HEALTH

     As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

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

     We use quality control laboratories in our manufacturing facilities to test raw ingredients. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe that our facilities and manufacturing practices comply with all material government regulations.

  EMPLOYEE SAFETY REGULATIONS

     We are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

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

     We maintain above-ground or underground petroleum storage tanks at many of our facilities. These tanks are periodically inspected to determine compliance with applicable regulations. We are required to make expenditures from time to time in order to maintain compliance of these tanks. To date, such expenditures have not had a material effect on our Consolidated Financial Statements.

     We do not expect environmental compliance to have a material impact on our capital expenditures, earnings or competitive position in the foreseeable future.

  MILK INDUSTRY REGULATION

     The federal government establishes minimum prices that we must pay to producers in regulated areas for raw milk. Raw milk contains primarily raw skim milk, in addition to a small percentage of butterfat. The federal government establishes separate minimum prices for raw skim milk and butterfat. Raw milk delivered to our facilities is tested upon receipt to determine the percentage of butterfat, and we pay producers separate prices for the raw skim milk and butterfat based on the results of our tests.

     The federal government's minimum prices are calculated by economic formula based on supply and demand and vary depending on the processor's geographic location and the type of product manufactured using the raw product. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the prices we are required to pay for butterfat and raw skim milk that is processed into fluid milk products) and Class II raw skim milk prices (which are the prices we are required to pay for raw skim milk that is processed into products such as cottage cheese, creams, ice cream and sour cream) for each month are announced by the federal government by the 23rd day of the immediately preceding month. Class II butterfat prices for each month are announced on the 5th day after the end of that month.

     In addition to the federal minimum prices, we also pay producer premiums, procurement costs and other related charges that vary by location and vendor. Some states have opted out of the federal pricing system, and have established their own methods of establishing minimum prices for raw milk. A very few states also regulate the price that we can charge our retail customers for our products.

     From 1996 until its expiration in October 2001, the Northeast Dairy Compact Commission set a minimum price for raw milk in New England independent of the price set by the federal milk marketing orders. Under that compact, the price we paid for raw milk in New England exceeded the price we were paying for raw milk in other parts of the country. The Northeast Dairy compact expired by its terms on October 31, 2001. Proposals are made from time to time to authorize additional state compacts or to enact new laws to regulate and set minimum levels for the price of raw milk. Proposals have also been made by various states to set limits on the price of milk charged by milk processors to retailers and on the price of milk charged by retailers to consumers. We do not know whether any such legislation will be enacted by Congress or any state, or if enacted, the extent to which any such legislation would impact our business.

     In Spain, the government has established a quota system regulating the amount of milk that can be sold by individual farmers and farm cooperatives, which affects the manner in which we purchase raw milk, as well as the prices we pay for raw milk.

EMPLOYEES

     As of December 31, 2002 we had the following employees:

                                                               NO. OF     % OF
                                                              EMPLOYEES   TOTAL
                                                              ---------   -----
Dairy Group.................................................   22,911      83.0%
Morningstar/White Wave......................................    2,430       8.8
Specialty Foods.............................................    1,841       6.7
International...............................................      254       0.9
Corporate...................................................      164       0.6
                                                               ------     -----
  Total.....................................................   27,600     100.0%
                                                               ======     =====

MINORITY HOLDINGS

     We own an approximately 40% interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through an approximately 55% ownership interest. The remaining approximately 5% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control 2 of the 7 seats on CCC's Management Committee. We have also entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2002, we spent approximately $128.7 million on products purchased from CCC. In December 2002, we agreed to make a $10 million loan to CCC. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in and relationship with CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov.

     We own an approximately 13% interest in Horizon Organic Holding Company, one of America's largest organic food companies. Horizon Organic Holding Company sells a full line of branded organic products, including milk, half-and-half, cheese, butter, yogurt, sour cream, cottage cheese and juices. Horizon Organic Holding Company's common stock is traded on the Nasdaq National Market under the symbol "HCOW." Pursuant to our agreement with Horizon Organic Holding Company, we control one seat on its Board of Directors. We also have co-packing agreements with Horizon Organic Holding Company pursuant to which we manufacture products for Horizon Organic Holding Company and which prohibit us from competing with Horizon Organic Holding Company in certain territories with respect to certain types of organic dairy products. In 2002, our co-packing fees from Horizon Organic Holding Company totaled approximately $20.7 million, and we incurred approximately $0.8 million of expense for products purchased from them. More information about Horizon Organic Holding Company can be found on its website at www.horizonorganic.com or in their filings with the Securities and Exchange Commission available at www.sec.gov. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in Horizon Organic Holding Company.

     We also own an approximately 16% interest in Momentx, Inc., the owner and operator of dairy.com, an online vertical exchange focused on bringing farmers, farm cooperatives, processors and manufacturers together in an electronic marketplace for the exchange of goods and services, supply chain efficiency tools and dairy farm optimization tools. The remaining interests in Momentx, Inc. are owned by various other dairy processing companies, dairy cooperatives and certain other individual investors who are not affiliated with us.

Pursuant to existing shareholder agreements, the founding stockholders, of which we are one, are entitled collectively to elect four of the seven seats on Momentx, Inc.'s Board of Directors. Gregg Engles, our Chairman of the Board and Chief Executive Officer, is currently Chairman of the Board of Momentx, Inc. We are also a user of dairy.com's services and in 2002 we spent approximately $0.1 million on services purchased from Momentx, Inc. Please see Note 4 to our Consolidated Financial Statements for more information about our investment in Momentx, Inc.

WHERE YOU CAN GET MORE INFORMATION

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

     If you would like free hardcopies of our filings with the Securities and Exchange Commission, write, call or e-mail us at:

        Dean Foods Company
        2515 McKinney Avenue, Suite 1200
        Dallas, Texas 75201
        (214) 303-3400
        Attention: Investor Relations
        www.deanfoods.com

     You may also read and copy any reports, statements or other information that we or Dean Holding Company file with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

     We also file reports with the Securities and Exchange Commission electronically via the Securities and Exchange Commission's Electronic Data Gathering, Analysis and Retrieval system ("EDGAR"). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov.

     We also make available free of charge through our website at www.deanfoods.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

DAIRY GROUP

     Our Dairy Group currently conducts its manufacturing operations from the following plants, most of which are owned:

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
Northeast...................................     15       - Bangor, Maine
                                                          - Lynn, Massachusetts
                                                          - Franklin, Massachusetts
                                                          - Mendon, Massachusetts
                                                          - Burlington, New Jersey
                                                          - Union, New Jersey
                                                          - Rensselaer, New York
                                                          - Akron, Ohio
                                                          - Belleville, Pennsylvania
                                                          - Erie, Pennsylvania
                                                          - Lansdale, Pennsylvania
                                                          - Lebanon, Pennsylvania
                                                          - Schuylkill Haven,
                                                            Pennsylvania
                                                          - Sharpsville, Pennsylvania
                                                          - Springfield, Virginia
Southeast...................................     20       - Birmingham, Alabama (2)
                                                          - Louisville, Kentucky
                                                          - Newport, Kentucky
                                                          - Orange City, Florida
                                                          - Orlando, Florida
                                                          - Miami, Florida
                                                          - Braselton, Georgia
                                                          - Hickory, North Carolina
                                                          - Winston-Salem, North
                                                            Carolina
                                                          - Wilkesboro, North Carolina
                                                          - Marietta, Ohio
                                                          - Toledo, Ohio
                                                          - Florence, South Carolina
                                                          - Spartanburg, South Carolina
                                                          - Athens, Tennessee
                                                          - Kingsport, Tennessee
                                                          - Nashville, Tennessee (2)
                                                          - Portsmouth, Virginia
Midwest.....................................     18       - Belvidere, Illinois
                                                          - Chemung, Illinois
                                                          - Huntley, Illinois
                                                          - O'Fallon, Illinois
                                                          - Rockford, Illinois

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
                                                          - Huntington, Indiana
                                                          - Rochester, Indiana
                                                          - Evart, Michigan
                                                          - Flint, Michigan
                                                          - Grand Rapids, Michigan(2)
                                                          - Livonia, Michigan
                                                          - Thief River Falls,
                                                            Minnesota
                                                          - Woodbury, Minnesota
                                                          - Bismark, North Dakota
                                                          - Springfield, Ohio
                                                          - Sioux Falls, South Dakota
                                                          - Sheboygan, Wisconsin
Southwest...................................     42       - Buena Park, California (2)
                                                          - City of Industry,
                                                            California
                                                          - Fullerton, California
                                                          - Hayward, California
                                                          - Riverside, California
                                                          - Tulare, California
                                                          - San Leandro, California
                                                          - South Gate, California
                                                          - Delta, Colorado
                                                          - Denver, Colorado(3)
                                                          - Englewood, Colorado
                                                          - Greeley, Colorado
                                                          - Honolulu, Hawaii(2)
                                                          - Hilo, Hawaii
                                                          - Boise, Idaho
                                                          - Pocatello, Idaho
                                                          - New Orleans, Louisiana
                                                          - Shreveport, Louisiana
                                                          - Westwego, Louisiana
                                                          - Billings, Montana
                                                          - Great Falls, Montana
                                                          - Kalispell, Montana
                                                          - Lincoln, Nebraska
                                                          - Reno, Nevada
                                                          - Albuquerque, New Mexico(2)
                                                          - Tulsa, Oklahoma
                                                          - Dallas, Texas(2)
                                                          - El Paso, Texas
                                                          - Houston, Texas
                                                          - Lubbock, Texas
                                                          - McKinney, Texas
                                                          - San Antonio, Texas

                                               NUMBER
REGION                                        OF PLANTS        LOCATIONS OF PLANTS
------                                        ---------   -----------------------------
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

MORNINGSTAR/WHITE WAVE

     Our Morningstar/White Wave segment currently conducts its manufacturing operations from plants in the following locations, all but 3 of which are owned:

     - Tempe, Arizona*
     - City of Industry, California(2)
     - Gustine, California
     - Woodland, California*
     - Boulder, Colorado
     - Jacksonville, Florida
     - Thornton, Illinois
     - Murray, Kentucky
     - Frederick, Maryland
     - Bridgeton, New Jersey
     - Delhi, New York
     - Arlington, Tennessee
     - Sulphur Springs, Texas
     - Cedar City, Utah
     - Mt. Crawford, Virginia
     - Madison, Wisconsin
     - Richland Center, Wisconsin
---------------

* We have announced the closure of our Tempe, Arizona and Woodland, California plants.

     Morningstar Foods' corporate headquarters are located in leased premises in Dallas, Texas. White Wave's corporate headquarters are located in leased premises in Boulder, Colorado.

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

     Specialty Foods' headquarters are located at its plant in Green Bay, Wisconsin.

INTERNATIONAL

     Our Spanish operation currently manufactures its products from plants in the following locations, all of which are owned:

     - Pontedeume, Galicia
     - Meira, Galicia
     - Meruelo, Cantabria
     - Escairon, Galicia

     Leche Celta's headquarters are located in owned premises in Pontedeume, Galicia.

CORPORATE

     Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

ITEM 3. LEGAL PROCEEDINGS

     We are not party to, nor are our properties the subject of, any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by us during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK AND RELATED MATTERS

     Our common stock began trading on the Nasdaq National Market on April 17, 1996, and continued trading on the Nasdaq until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol "SZA." We changed our trading symbol to "DF" effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 25, 2003, there were approximately 6,315 record holders of our common stock.

                                                               HIGH     LOW
                                                              ------   ------
2001:
  First Quarter.............................................  $25.29   $21.00
  Second Quarter............................................   28.43    21.90
  Third Quarter.............................................   32.37    26.10
  Fourth Quarter............................................   36.24    27.45
2002:
  First Quarter.............................................   37.92    30.52
  Second Quarter............................................   38.50    35.35
  Third Quarter.............................................   39.78    27.92
  Fourth Quarter............................................   40.21    35.40
2003:
  First Quarter (through March 25, 2003)....................  $43.47   $37.14

     We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments, equity buybacks and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our senior credit facility contains certain restrictions on our ability to pay cash dividends. See Note 10 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.

     Set forth below is certain information about our equity compensation plans as of December 31, 2002. We do not have any equity compensation plans that were not approved by our shareholders.

                                          NUMBER OF SECURITIES   WEIGHTED-AVERAGE
                                           TO BE ISSUED UPON     EXERCISE PRICE OF     NUMBER OF SECURITIES
                                              EXERCISE OF           OUTSTANDING       REMAINING AVAILABLE FOR
                                          OUTSTANDING OPTIONS,   OPTIONS, WARRANTS     FUTURE ISSUANCE UNDER
PLAN CATEGORY                             WARRANTS AND RIGHTS       AND RIGHTS       EQUITY COMPENSATION PLANS
-------------                             --------------------   -----------------   -------------------------
Equity compensation plans approved by
  security holders......................       13,039,020             $24.83                 7,447,507
Equity compensation plans not approved
  by security holders...................              N/A                N/A                       N/A
                                               ----------             ------                 ---------
Total...................................       13,039,020             $24.83                 7,447,507
                                               ==========             ======                 =========

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for each of the five years in the period ended December 31, 2002 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

                                                                          YEAR ENDED DECEMBER 31
                                                   --------------------------------------------------------------------
                                                       2002          2001          2000          1999          1998
                                                   ------------   -----------   -----------   -----------   -----------
                                                                 (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)
Operating data:
  Net sales......................................  $  8,991,464   $ 5,974,555   $ 5,499,712   $ 4,224,620   $ 3,062,364
  Cost of sales..................................     6,642,773     4,574,258     4,150,170     3,304,473     2,370,357
                                                   ------------   -----------   -----------   -----------   -----------
  Gross profit...................................     2,348,691     1,400,297     1,349,542       920,147       692,007
  Operating costs and expenses:
    Selling and distribution.....................     1,321,763       794,937       756,445       468,517       331,968
    General and administrative...................       337,496       176,642       174,353       139,175       103,885
    Amortization of intangibles..................         7,775        51,361        49,776        35,849        28,815
    Plant closing, merger and other costs........        19,050         9,550         2,747        11,185
    Other operating (income) expense.............                     (17,306)        7,500
                                                   ------------   -----------   -----------   -----------   -----------
        Total operating costs and expenses.......     1,686,084     1,015,184       990,821       654,726       464,668
                                                   ------------   -----------   -----------   -----------   -----------
Operating income.................................       662,607       385,113       358,721       265,421       227,339
Other (income) expense:
  Interest expense, net..........................       197,685        96,549       107,075        45,764        47,334
  Financing charges on trust issued preferred
    securities...................................        33,578        33,581        33,595        38,584        30,213
  Equity in (earnings) loss of unconsolidated
    affiliates...................................         7,899        23,620       (11,453)       (2,630)          (78)
  Other (income) expense, net....................         2,660         4,817          (233)         (511)       (2,055)
                                                   ------------   -----------   -----------   -----------   -----------
        Total other expense......................       241,822       158,567       128,984        81,207        75,414
                                                   ------------   -----------   -----------   -----------   -----------
Income from continuing operations before income
  taxes..........................................       420,785       226,546       229,737       184,214       151,925
Income taxes.....................................       152,988        83,114        89,711        74,254        58,087
Minority interest in earnings....................            46        31,431        29,911         8,813         1,559
                                                   ------------   -----------   -----------   -----------   -----------
Income from continuing operations................       267,751       112,001       110,115       101,147        92,279
Loss on sale of discontinued operations, net of
  tax............................................        (8,231)
Income from discontinued operations, net of
  tax............................................           879         3,592         3,636         7,680         7,629
                                                   ------------   -----------   -----------   -----------   -----------
Income before extraordinary gain (loss) and
  cumulative effect of accounting change.........       260,399       115,593       113,751       108,827        99,908
Extraordinary gain (loss)........................                      (4,317)        4,968           904        31,698
Cumulative effect of accounting change...........       (84,983)       (1,446)
                                                   ------------   -----------   -----------   -----------   -----------
        Net income...............................  $    175,416   $   109,830   $   118,719   $   109,731   $   131,606
                                                   ============   ===========   ===========   ===========   ===========
        Net income applicable to common stock....  $    175,416   $   109,830   $   118,719   $   109,731   $   131,369
                                                   ============   ===========   ===========   ===========   ===========
Basic earnings per common share:
  Income from continuing operations..............  $       2.97   $      1.99   $      1.95   $      1.54   $      1.40
  Income (loss) from discontinued operations.....          (.08)          .06           .07           .12           .11
  Extraordinary gain (loss)......................                        (.08)          .09           .01           .48
  Cumulative effect of accounting change.........          (.94)         (.02)
                                                   ------------   -----------   -----------   -----------   -----------
        Net income...............................  $       1.95   $      1.95   $      2.11   $      1.67   $      1.99
                                                   ============   ===========   ===========   ===========   ===========
Diluted earnings per common share:
  Income from continuing operations..............  $       2.66   $      1.81   $      1.79   $      1.47   $      1.33
  Income (loss) from discontinued operations.....          (.07)          .05           .05           .09          0.08
  Extraordinary gain (loss)......................                        (.06)          .07           .01           .38
  Cumulative effect of accounting change.........          (.78)         (.02)
                                                   ------------   -----------   -----------   -----------   -----------
        Net income...............................  $       1.81   $      1.78   $      1.91   $      1.57   $      1.79
                                                   ============   ===========   ===========   ===========   ===========
Average common shares:
  Basic..........................................    90,020,849    56,302,796    56,390,086    65,722,436    65,906,580
                                                   ============   ===========   ===========   ===========   ===========
  Diluted........................................   108,775,936    73,784,148    73,342,528    85,716,984    83,931,128
                                                   ============   ===========   ===========   ===========   ===========
Other data:
  Ratio of earnings to combined fixed charges and
    preferred stock dividends(1).................         2.78x         2.92x         2.62x         3.79x         3.36x
Balance sheet data (at end of period):
  Total assets...................................  $  6,582,266   $ 6,691,897   $ 3,780,478   $ 2,658,922   $ 3,013,783
  Long-term debt(2)..............................     2,727,924     3,068,497     1,353,269       712,068       932,969
  Other long-term liabilities....................       236,915       196,189        53,753        53,782        78,923
  Mandatorily redeemable convertible trust issued
    preferred securities.........................       585,177       584,605       584,032       683,505       682,938
  Total stockholders' equity.....................     1,643,293     1,475,880       598,832       583,972       655,771

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the leading processor and distributor of milk and other dairy products in the United States and a leading manufacturer of specialty foods. We have five operating divisions including Dairy Group, Morningstar Foods, White Wave, Specialty Foods and International. Please see "Part I -- Item 1. Business" beginning on page 1 for a general description of our business. In accordance with applicable accounting rules, we currently have three reportable business segments: Dairy Group, Morningstar/White Wave and Specialty Foods.

DEVELOPMENTS SINCE JANUARY 1, 2002

     Please see "Part I -- Item 1. Business -- Developments Since January 1, 2002" for a description of recent developments.

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                        YEAR ENDED DECEMBER 31
                                  ------------------------------------------------------------------
                                          2002                   2001                   2000
                                  --------------------   --------------------   --------------------
                                   DOLLARS     PERCENT    DOLLARS     PERCENT    DOLLARS     PERCENT
                                  ----------   -------   ----------   -------   ----------   -------
                                                        (DOLLARS IN THOUSANDS)
Net sales.......................  $8,991,464    100.0%   $5,974,555    100.0%   $5,499,712    100.0%
Cost of sales...................   6,642,773     73.9     4,574,258     76.6     4,150,170     75.5
                                  ----------    -----    ----------    -----    ----------    -----
Gross profit....................   2,348,691     26.1     1,400,297     23.4     1,349,542     24.5
Operating costs and expenses:
Selling and distribution........   1,321,763     14.7       794,937     13.3       756,445     13.7
General and administrative......     337,496      3.8       176,642      2.9       174,353      3.2
Amortization of intangibles.....       7,775      0.1        51,361      0.9        49,776      0.9
Plant closing costs.............      19,050      0.2         9,550      0.2         2,747      0.1
Other operating (income)
  expense.......................                            (17,306)    (0.3)        7,500      0.1
                                  ----------    -----    ----------    -----    ----------    -----
          Total operating
            expenses............   1,686,084     18.8     1,015,184     17.0       990,821     18.0
                                  ----------    -----    ----------    -----    ----------    -----
Total operating income..........  $  662,607      7.4%   $  385,113      6.4%   $  358,721      6.5%
                                  ==========    =====    ==========    =====    ==========    =====

     Important Note: We completed our acquisition of the former Dean Foods Company ("Old Dean") on December 21, 2001. As a result, full year comparisons between 2002 and 2001, and to some degree, between 2001 and 2000 are less meaningful than they would be otherwise. We obtained our Specialty Foods segment as part of our acquisition of Old Dean. Therefore, no prior year comparisons are provided because the Specialty Foods segment was only owned for a few days in 2001. More complete segment data can be found in Note 22 to our Consolidated Financial Statements. Also, effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates the amortization of goodwill and certain other intangible assets. As a result of the adoption of SFAS No. 142, comparisons between 2002 and 2001 are less meaningful than they would be otherwise. Where appropriate, we have provided comparisons eliminating the amortization of goodwill and intangible assets with indefinite useful lives in 2001. See Notes 1 and 7 to our Consolidated Financial Statements for more information regarding SFAS No. 142.

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Sales -- Net sales increased 51% to $8.99 billion during 2002 from $5.97 billion in 2001.

     Net sales for the Dairy Group increased 40%, or $2.02 billion, in 2002 compared to 2001. The acquisition of Old Dean (net of the plants divested as part of the transaction) contributed a net increase in sales of approximately $2.4 billion to the Dairy Group. That increase was partly offset by the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I "mover" and average monthly Class II minimum prices for raw skim milk and butterfat for 2002 compared to 2001:

                                                            YEAR ENDED DECEMBER 31*
                                                          ----------------------------
                                                          2002      2001      % CHANGE
                                                          -----     -----     --------
Class I raw skim milk mover(3)..........................  $7.01(1)  $7.93(1)    (12)%
Class I butterfat mover(3)..............................   1.21(2)   1.89(2)    (36)
Class II raw skim milk minimum(4).......................   7.62(1)   8.33(1)     (9)
Class II butterfat minimum(4)...........................   1.20(2)   1.86(2)    (35)

---------------

 * The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see "Part I -- Item 1. Business -- Government
    Regulation -- Milk Industry Regulation" beginning on page 13, and "-- Known Trends and Uncertainties -- Prices of Raw Milk and Cream" beginning on page 34 for a more complete description of raw milk pricing.

(1) Prices are per hundredweight.
(2) Prices are per pound.
(3) We process Class I raw skim milk and butterfat into fluid milk products.
(4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     The Dairy Group's 2002 sales were also negatively affected by certain volume decreases. On a pro forma basis as if Old Dean had been acquired on January 1, 2001 (net of the plants divested as part of the transaction), the Dairy Group's fluid milk volumes during 2002 would have been relatively flat compared to 2001, while ice cream and ice cream novelty volumes were down 4% and 7.4%, respectively. Our ice cream is sold under private labels and local brands, and we lost sales during the year to nationally branded products, which were promoted more aggressively than our products.

     Net sales for Morningstar/White Wave increased 42%, or $314.8 million, in 2002 compared to the prior year. We estimate that the acquisition of Old Dean added approximately $275 million of sales at our Morningstar/White Wave segment during 2002. Precise measurement of the impact of the acquisition of Old Dean on Morningstar/White Wave's sales is not possible because Old Dean's National Refrigerated Products segment has been fully integrated into Morningstar and is no longer accounted for separately. The acquisition of White Wave contributed approximately $113.4 million during 2002. These gains were offset by (i) the effects of lower raw milk and bulk cream costs, (ii) an approximately 10% decrease in cultured dairy product sales volumes, and (iii) the planned phase-out of the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses.

     In 2002, we began tracking the sales growth of our strategic brands. Morningstar/White Wave's strategic brands include Hershey's flavored milks, International Delight coffee creamers, Silk soy products, Sun Soy soymilk, Folger's Jakada milk and coffee beverage, Land O'Lakes extended shelf-life products, Marie's dips and dressings and Dean's dips. On a pro forma basis as if Old Dean and White Wave had been acquired on January 1, 2001, our strategic brand sales were approximately $550 million during 2002 and strategic brand sales volumes increased approximately 28% in 2002 from 2001.

     Our Specialty Foods segment reported net sales of $673.6 million during 2002.

     Cost of Sales -- Our cost of sales ratio was 73.9% in 2002 compared to 76.6% in 2001. The cost of sales ratio for the Dairy Group decreased to 74.3% in 2002 from 77.3% in 2001 due primarily to lower raw milk costs and also to realized merger synergies. See "Part I -- Item 1. Business -- Developments Since January 1, 2002" beginning on page 2. The cost of sales ratio for Morningstar/White Wave decreased to 68.1% in 2002 from 69.9% in 2001. This decrease in 2002 was due to lower raw material costs. Specialty Foods' cost of sales ratio was 73.9% in 2002.

     Operating Costs and Expenses -- Our operating expense ratio was 18.8% in 2002 compared to 17% during 2001. Comparability of these ratios is significantly affected by our adoption of SFAS 142 on January 1, 2002. Excluding $48.4 million of amortization in 2001, our operating expense ratio would have been 16.2% in 2001, compared to 18.8% in 2002.

     The operating expense ratio at the Dairy Group was 18.3% in 2002 compared to 16.3% in 2001. Excluding approximately $39.4 million of amortization in 2001, the Dairy Group's operating expense ratio would have been 15.5% in 2001, compared to 18.3% in 2002. The increase in the 2002 operating expense ratio was primarily due to the effect of lower raw material prices in 2002 and to the impact of a gain of $47.5 million in 2001 related to the divestiture of the plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean. Lower raw material prices generally result in lower sales dollars. Therefore, falling raw milk prices will generally increase the Dairy Group's operating expense ratio and rising raw milk prices will generally reduce the Dairy Group's operating expense ratio.

     The operating expense ratio at Morningstar/White Wave was 21.3% during 2002 compared to 16.1% in 2001. Excluding approximately $7.2 million of amortization in 2001, the operating expense ratio would have been 15.1% in 2001, compared to 21.3% in 2002. This increase was caused primarily by higher distribution, selling and marketing expenses at Morningstar Foods related to the introduction of new products, increased spending on promotions of existing products, higher plant closing costs and the addition of White Wave, which has higher selling, marketing and distribution costs due to its efforts to build brand recognition. The ratio was also affected by significant management bonus accruals in 2002 for White Wave management. See Note 20 to our Consolidated Financial Statements.

     The operating expense ratio for Specialty Foods was 11.4% in 2002.

     Operating Income -- Operating income during 2002 was $662.6 million, an increase of $277.5 million from 2001 operating income of $385.1 million. Our operating margin in 2002 was 7.4% compared to 6.4% in 2001. Excluding 2001 amortization that would have been eliminated had SFAS 142 been in effect last year, our operating income would have increased by $229.1 million in 2002 as compared to 2001 and our operating margin would have been 7.4% in 2002 as compared to 7.3% in 2001.

     The Dairy Group's operating margin, excluding amortization that would have been eliminated had SFAS 142 been in effect last year, increased slightly to 7.4% in 2002 from 7.2% in the same period of 2001. The operating margin for our Morningstar/White Wave segment, again excluding amortization that would have been eliminated had SFAS 142 been in effect last year, declined to 10.6% in 2002 from 15% in 2001. This decrease was primarily due to higher selling, distribution and marketing expenses, higher plant closing costs and the planned phase-out of the Lactaid, Nestle Quik and Nestle Coffeemate co-packing businesses offset by certain realized merger synergies.

     Specialty Foods' operating margin was 14.7% in 2002.

     Other (Income) Expense -- Total other expense increased by $83.3 million in 2002 compared to 2001. Interest expense increased to $197.7 million in 2002 from $96.5 million in 2001 as a result of higher debt used to finance the acquisitions of Old Dean and White Wave. Financing charges on preferred securities were $33.6 million in both years.

     Income from investments in unconsolidated affiliates was a net loss of $7.9 million in 2002 compared to a loss of $23.6 million in 2001. We recorded income of $2.1 million in 2002, which was primarily related to our 36% interest in White Wave through May 9, 2002, when we acquired the remaining equity interest in White Wave and began consolidating White Wave's results with our financial results. This income was offset by a $10 million loss on our minority interest in Consolidated Container Company ("CCC"). During the fourth quarter of 2002, we agreed to make a $10 million loan to CCC in exchange for the cancellation of our pre-existing $10 million guaranty of CCC's indebtedness and additional equity interests in CCC. The additional infusion of cash to CCC required us to record our share of CCC's 2002 losses, up to $10 million. This transaction also resulted in our ownership percentage declining to approximately 40% from 43%. See Note 4 to our Consolidated Financial Statements for more information about this transaction. Our loss from unconsolidated affiliates in 2001 related primarily to our investment in CCC. In the fourth quarter of 2001 we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

     Income Taxes -- Income tax expense was recorded at an effective rate of 36.4% in 2002 compared to 36.7% in 2001. In 2002 and 2001, contested income tax issues were resolved in our favor. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

     Minority Interest -- Minority interest in earnings decreased significantly to $46 thousand in 2002 from $31.4 million in 2001. For most of 2002, management of EBI Foods, a subsidiary of our Specialty Foods segment, owned a small minority interest in that subsidiary. We sold our interest in EBI Foods in October 2002. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Old Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our Consolidated Financial Statements.

     Discontinued Operations -- On December 30, 2002, we sold our operations in Puerto Rico resulting in a loss on sale from discontinued operations of $8.2 million, including tax expense. We also recorded income from discontinued operations of $0.9 million during 2002 versus $3.6 million in 2001. All amounts attributable to our former Puerto Rico operations, for all periods, have been reclassified to "income from discontinued operations."

     Cumulative Effect of Accounting Change -- As part of our adoption of SFAS 142 on January 1, 2002 we wrote down the value of certain trademarks and the goodwill related to our Puerto Rico operations which our analysis indicated were impaired. Our adoption of this accounting standard resulted in the recognition of $85 million, net of an income tax benefit of $29 million, as a charge to earnings. During 2001, we recorded a charge of $1.4 million, net of an income tax benefit of $1.5 million and a minority interest benefit of $0.7 million related to our adoption of SFAS 133.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales -- Net sales increased 8.6% to $5.97 billion during 2001 from $5.50 billion in 2000. Approximately $103.1 million of this increase was due to the acquisition of Old Dean on December 21, 2001. Net sales for the Dairy Group increased 8.4%, or $392.2 million, in 2001, and net sales for Morningstar Foods increased 8.5%, or $57.9 million in 2001. $74.7 million and $9.7 million of these increases, respectively, are due to the sales of Old Dean being included in our results since the date of acquisition. The remaining portions of these increases were primarily due to an increase in prices charged for our products in response to higher raw milk costs, and occurred despite a small decline in volume. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I "mover" and average monthly Class II minimum prices for raw skim milk and butterfat for 2001 compared to 2000:

                                                                YEAR ENDED DECEMBER 31*
                                                              ----------------------------
                                                              2001      2000      % CHANGE
                                                              -----     -----     --------
Class I raw skim milk mover(3)..............................  $7.93(1)  $7.72(1)      3%
Class I butterfat mover(3)..................................   1.89(2)   1.17(2)     62
Class II raw skim milk minimum(4)...........................   8.33(1)   8.42(1)    (1)
Class II butterfat minimum(4)...............................   1.86(2)   1.26(2)     48

---------------

 * The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and related charges that vary by location and vendor. Please see "Part I -- Item 1. Business -- Government
    Regulation -- Milk Industry Regulation" beginning on page 13, and "-- Known Trends and Uncertainties -- Prices of Raw Milk and Cream" beginning on page 34 for a more complete description of raw milk pricing.
(1) Prices are per hundredweight.

(2) Prices are per pound.
(3) We process Class I raw skim milk and butterfat into fluid milk products.
(4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     Cost of Sales -- Our cost of sales ratio was 76.6% in 2001 compared to 75.5% in 2000. The cost of sales ratio for the Dairy Group increased to 77.3% in 2001 from 76.1% in 2000 and the cost of sales ratio for Morningstar Foods increased to 69.9% in 2001 from 68.8% in 2000. These increases were due primarily to higher raw milk costs in 2001.

     Operating Costs and Expenses -- Our operating expense ratio was 17% in 2001 compared to 18% in 2000. Included in 2001 operating costs were the following one-time items:

     - A gain of $47.5 million on the divestiture of the plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean (which gain represented the difference between fair value and the carrying value of the plants),

     - An expense of $28.5 million resulting from a payment to Dairy Farmers of America as consideration for modifications to our milk supply arrangements, and

     - An expense of $1.7 million resulting from the impairment in value of a water plant in Grand Rapids, Michigan.

     Included in 2000 operating expenses were litigation settlement costs of $7.5 million.

     The operating expense ratio at the Dairy Group was 16.3% in 2001 compared to 17.7% in 2000. This decrease was due to the one-time gain of $47.5 million included in 2001 operating expenses, the increase in net sales in 2001 and various cost savings initiatives (most of which were temporary) implemented during 2001 in response to a difficult operating environment. These initiatives, which included such things as reduced travel and meeting expenses and reduced advertising and marketing expenses, resulted in lower selling and general and administrative costs during 2001. The operating expense ratio at Morningstar Foods was 16.1% in 2001 versus 16.4% in 2000. Although similar cost savings initiatives were implemented at Morningstar Foods in 2001 as were implemented at the Dairy Group, their overall operating expense ratio remained steady due to higher distribution and selling expenses related to the introduction of new products.

     Operating Income -- Operating income in 2001 was $385.1 million, an increase of $26.4 million from 2000 operating income of $358.7 million. Our operating margin in 2001 was 6.4% compared to 6.5% in 2000. The Dairy Group's operating margin increased to 6.4% in 2001 from 6.2% in 2000. This increase was due to the one-time gain of $47.5 million included in 2001 operating expenses partially offset by higher raw milk costs during 2001. Morningstar Foods' operating margin declined to 14.1% in 2001 from 14.8% in 2000. This decrease was due to higher raw milk and bulk cream costs in 2001.

     Other (Income) Expense -- Total other expense increased by $29.6 million in 2001 compared to 2000. Interest expense decreased to $96.5 million in 2001 from $107.1 million in 2000. This decrease was the result of lower average debt balances and lower interest rates in 2001. Financing charges on preferred securities were $33.6 million in both years.

     Income from investments in unconsolidated affiliates, related primarily to our minority interest in Consolidated Container Company ("CCC"), was a loss of $23.6 million in 2001 compared to income of $11.5 million in 2000. Included in the 2001 loss was an impairment charge of $21.1 million related to the write-off of our investment in CCC. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters. As a result of CCC's performance in 2001, CCC became unable to comply with the financial covenants contained in its credit facility. Accordingly, we concluded that our investment in CCC was impaired and that the impairment was not temporary. In the fourth quarter of 2001, we wrote off our remaining investment in CCC.

     Other income and expense also included $4.4 million of impairment charges related to two other small investments.

     Income Taxes -- Income tax expense was recorded at an effective rate of 36.7% in 2001 compared to 39% in 2000. This decrease was due primarily to the favorable settlement of a contested state tax issue during 2001. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

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

     Extraordinary Gain (Loss) -- On December 21, 2001, simultaneously with the acquisition of Old Dean, we replaced our former credit facilities with a new credit facility. As a result, we recognized a $4.3 million extraordinary loss, net of an income tax benefit of $3 million, for the write-off of deferred financing costs related to the early retirement of our former credit facilities. See Note 10 to our Consolidated Financial Statements.

     In 2000 we recognized a $5 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

     - A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

     - A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

     Cumulative Effect of Accounting Change -- Effective January 1, 2001 we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). Our adoption of this accounting standard resulted in a $1.4 million charge to earnings, net of an income tax benefit of $1.5 million and minority interest benefit of $0.7 million.

CRITICAL ACCOUNTING POLICIES

     "Critical accounting policies" are defined as those that are both most important to the portrayal of a company's financial condition and results, and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

     Revenue Recognition and Accounts Receivable -- Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. Revenue is reduced by sales incentives that are recorded by estimating expense based on existing promotional agreements and historical experience. On our income statement for the year ended December 31, 2002, sales were reduced by estimated incentives of $173.6 million. A 1% change in that amount would impact our reported sales by $1.7 million. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses based on historical experience. At December 31, 2002, our allowance for doubtful accounts was approximately $34 million, or 0.4% of sales. Each 0.1% change in that ratio of allowance for doubtful accounts to sales would impact net income by approximately $5.6 million.

     Insurance Accruals -- We retain selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors provided by our external insurance brokers and actuaries. The loss development factors are subject to change based upon actual history and expected trends in costs, among other factors. At December 31, 2002 and 2001, we recorded accrued liabilities related to these retained risks of $128.5 million and $96.1 million, respectively.

     Valuation of Long-Lived Intangible Assets and Goodwill -- In January 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and as a result, we no longer amortize goodwill and other intangibles with indefinite lives. In lieu of amortization, we are now required to perform annual impairment tests of goodwill and long-lived intangibles. The annual impairment tests require the use of significant judgments and estimates.

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

     Employee Benefit Plan Costs -- We provide a range of benefits to our employees including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.

     One of the important assumptions in the pension expense is the expected rate of return on plan assets. Over the life of our pension plans we expect the plan assets to earn a return of approximately 6.75% to 8.50% depending on the type of assets in the individual plans. A 1% reduction in the assumed rate of return on plan assets would increase our annual pension expense by approximately $1.25 million. In addition, a 1% increase in assumed healthcare costs trends would increase annual post retirement medical expense by approximately $0.2 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 will become effective for us in 2003. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense." For the year ended December 31, 2001, we recorded an extraordinary loss of $4.3 million, net of an income tax benefit of $3 million in connection with the early extinguishment of debt.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

     On December 31, 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for fiscal years ending after December 15, 2002, provides alternative methods of transition for a voluntary change to the fair value-based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. At this time, we have elected not to adopt the voluntary expense recognition provisions of SFAS No. 123.

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies" relating to the guarantor's accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosures of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We will adopt the liability recognition requirements of FIN No. 45 effective January 1, 2003, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

     In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities ("VIEs") created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize special purpose limited liability entities to facilitate our receivables-backed loan and our trust-issued preferred securities. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  HISTORICAL CASH FLOW

     During 2002, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $642.6 million for 2002 as contrasted to $305.2 million for 2001, an increase of $337.4 million. Net cash provided by operating activities was impacted by:

     - An increase of $172.5 million in net income from continuing operations plus non-cash items in 2002 as compared to 2001; and

     - Changes in assets and liabilities which improved by $164.9 million in 2002 compared to the previous year.

     Net cash used in investing activities for continuing operations was $309.1 million in 2002 compared to $1.27 billion in 2001, a decrease of $965.6 million. We used approximately $242 million for capital expenditures and approximately $222.1 million for acquisitions. We had cash proceeds from the divestiture of Puerto Rico and three other small businesses in 2002 of $148.3 million.

     We used approximately $87.2 million to repurchase our stock and received approximately $75 million primarily as a result of stock option exercises and employee stock purchases through our employee stock purchase plan. We used a net amount of $355.3 million to repay indebtedness.

  CURRENT DEBT OBLIGATIONS

     Effective December 21, 2001, in connection with our acquisition of Old Dean, we replaced our former credit facilities with a new $2.7 billion senior credit facility provided by a syndicate of lenders. This facility provides us with a revolving line of credit of up to $800 million and two term loans in the amounts of $900 million and $1 billion, respectively. Both term loans have been fully funded since completion of the Old Dean acquisition. The proceeds of the term loans were used to retire our former credit facilities and Old Dean's former credit facility, to purchase DFA's ownership stake in our Dairy Group, and to pay certain other obligations. The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to defined interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt and certain other material adverse changes in our business, and a change in control. The agreement does not contain any default triggers based on our debt rating. See Note 10 to our Consolidated Financial Statements for further information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

     At December 31, 2002 we had outstanding borrowings of $1.83 billion under our senior credit facility (compared to $1.9 billion at December 31, 2001) all of which was outstanding under our two term loans. The revolving credit facility was undrawn at December 31, 2002, except for $71.8 million of letters of credit that were issued but undrawn. As of December 31, 2002 approximately $728.2 million was available for future borrowings under our credit facility. We are currently in compliance with all covenants contained in our credit agreement.

     In addition to our senior credit facility, we also have a $400 million receivables-backed credit facility, which had $145 million outstanding at December 31, 2002. See Note 10 to our Consolidated Financial Statements for more information about our receivables-backed facility.

     Other indebtedness outstanding at December 31, 2002 included $700 million face value of outstanding indebtedness under Old Dean's senior notes, $35.7 million of term indebtedness and an $11.9 million line of credit at our Spanish subsidiary, $21 million of industrial development revenue bonds and approximately $29.8 million of capital lease and other obligations. See Note 10 to our Consolidated Financial Statements.

     The table below summarizes our obligations for indebtedness and lease obligations at December 31, 2002. Please see Note 20 to our Consolidated Financial Statements for more detail about our lease obligations.

                                                                                  PAYMENTS DUE BY PERIOD
                                                             -----------------------------------------------------------------
INDEBTEDNESS & LEASE OBLIGATIONS                  TOTAL        2003       2004       2005       2006       2007     THEREAFTER
--------------------------------                ----------   --------   --------   --------   --------   --------   ----------
                                                                            (DOLLARS IN THOUSANDS)
Senior credit facility........................  $1,827,500   $145,000   $145,000   $167,500   $190,000   $235,000   $  945,000
Senior notes(1)...............................     700,000                          100,000               250,000      350,000
Receivables-backed loan.......................     145,000                          145,000
Foreign subsidiary term loan..................      35,739      7,091      8,640      8,193      7,878      3,937
Other lines of credit.........................      11,919     11,919
Industrial development revenue bonds..........      21,000        300        300        300        300        300       19,500
Capital lease obligations and other...........      29,815      9,132     18,230      1,682        333        302          136
Operating leases..............................     403,585     79,750     69,113     55,362     44,018     37,241      118,101
                                                ----------   --------   --------   --------   --------   --------   ----------
        Total.................................  $3,174,558   $253,192   $241,283   $478,037   $242,529   $526,780   $1,432,737
                                                ==========   ========   ========   ========   ========   ========   ==========

---------------

(1) Represents face value of senior notes.

     In addition to the letters of credit secured by our senior credit facility, at December 31, 2002 we had approximately $49 million of letters of credit with three other banks that were issued but undrawn. The majority of these were required by various utilities and government entities for performance and insurance guarantees.

  OTHER LONG-TERM LIABILITIES

     We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

     For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may also impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions," changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. We recorded noncash expense of $9.1 million and $1.3 million related to pensions in 2002 and 2001, respectively, in accordance with the provisions of SFAS No. 87.

     As of December 31, 2002, key assumptions of our pension plans and other postretirement benefit plans were revised, including decreasing the expected return on plan assets from 9% to 8.5% and decreasing the assumed discount rate in 2002 from 7.25% to 6.75%. In selecting assumed discount rates, we considered fixed income security yield rates for AA rated portfolios as reported by Moody's. In selecting an assumed rate of return on plan assets, we considered past performance and economic forecasts for the types of investments held by the plan. Plan asset values have declined $19.7 million and $5.2 million in 2002 and 2001, respectively. Reported pension costs for our plans are expected to increase in 2003 by approximately $2.6 million as the result of these changed assumptions. Further, based on the current decreases in the market value of our plan assets, we anticipate an increase in the 2003 funding requirements. Pension cost and cash funding requirements could increase in future years if current market conditions persist.

     As a result of our plan asset return experience, at December 31, 2002, we were required to recognize an additional minimum liability as prescribed by SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits." The additional liability, which totaled $18.7 million ($11.5 million after-tax), was recorded as a reduction to shareholder's equity through a charge to Other Comprehensive Income, and did not affect net income for 2002. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of trust assets exceeds the accumulated benefit obligation. See Notes 14 and 15 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

  OTHER COMMITMENTS AND CONTINGENCIES

     On December 21, 2001, in connection with our acquisition of Old Dean, we issued a contingent, subordinated promissory note to Dairy Farmers of America ("DFA") in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Because this note was delivered in connection with our acquisition of DFA's minority interest in our Dairy Group, we originally recorded the note as part of the purchase consideration and it was reflected on our balance sheet in "other long-term liabilities." However, we now believe that payments we make under this note, if any, should be expensed as incurred. Accordingly, the related purchase consideration and the note obligation have been removed from our 2001 balance sheet.

     Also in connection with our purchase of DFA's minority interest in our Dairy Group, we agreed to pay to DFA liquidated damages in an amount of up to $47 million if we fail to offer them the right, within a specified period of time after completion of the Old Dean acquisition, to supply raw milk to certain of Old Dean's plants. The amount of damages to be paid, if any, would be determined on a plant-by-plant basis for each plant's milk supply that is not offered to DFA, based generally on the amount of raw milk used by the plants. See Note 20 to our Consolidated Financial Statements for further information regarding this agreement. At this time, we cannot estimate the amount of damages that we may have to pay, if any.

     We also have the following contingent obligations, in addition to contingent liabilities related to ordinary course litigation and audits:

     - the obligation to pay performance bonuses to White Wave's management team in the event that established performance hurdles are met by March 2004 (which bonuses we currently expect to be in the range of $35 million to $40 million); and

     - certain indemnification obligations related to businesses that we have divested.

     See Note 20 to our Consolidated Financial Statements for more information about our contingent obligations.

  PREFERRED SECURITIES

     On March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust-issued preferred securities are convertible at the option of the holders into an aggregate of approximately 15.3 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $39.13. These preferred securities are also redeemable, at our option, at any time at specified premiums and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events. See Note 11 to our Consolidated Financial Statements.

     On March 17, 2003, we announced a partial redemption of our trust-issued preferred securities ("TIPES"). TIPES with an aggregate liquidation value of $100 million will be redeemed on April 17, 2003 at a redemption price of $51.0315 per security. Holders of TIPES that have been called for redemption have the option to convert their TIPES into shares of our common stock instead of receiving the cash redemption price. Approximately $500 million of TIPES will remain outstanding following completion of this partial redemption.

  FUTURE CAPITAL REQUIREMENTS

     During 2003, we intend to invest a total of approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

OPERATING DIVISION                                           AMOUNT
------------------                                    ---------------------
                                                           (DOLLARS IN
                                                            MILLIONS)
Dairy Group........................................           $195
Morningstar/White Wave.............................             75
Specialty Foods....................................             15
Other..............................................             15
                                                              ----
                                                              $300
                                                              ====

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

     In the future, we may pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our securities pursuant to open market or privately negotiated transactions. Approximately $171.6 million was available for spending under our stock repurchase program as of March 25, 2003. We base our decisions regarding when to repurchase securities on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account the market value of our securities, the relative expected return on alternative investments and the limitations imposed by our credit facility. See Note 10 to our Consolidated Financial Statements. Any acquisitions or securities repurchases will be funded through cash flows from operations or borrowings under our senior credit facility.

     If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

KNOWN TRENDS AND UNCERTAINTIES

  ECONOMIC ENVIRONMENT

     As a result of the economic downturn in this country, many of our retail customers have experienced economic difficulty over the past year. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend, if it continues, could have a material adverse affect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

  PRICES OF RAW MILK AND CREAM

     In our Dairy Group and Morningstar/White Wave segments, our raw milk cost changes are based on the federal and certain state governments' minimum prices, regional and national milk supply conditions and arrangements with our suppliers. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or "over-order" premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw material cost, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in the commodity environment can be linked to the change in federal minimum prices. Bulk cream is also a significant raw material cost to the Dairy Group and Morningstar Foods. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. Bulk cream is used in our Class II products such as ice cream, ice cream mix, creams and creamers, sour cream and cottage cheese.

     In 2002, prices for raw milk and butter were very low. Although we cannot predict future raw material prices with precision, we do expect prices to increase in 2003.

     In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, and in some cases we are contractually or competitively restrained with respect to the means and timing of implementing price changes. Also, at some point price increases do erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margins tend to fluctuate with the price of our raw materials.

  TAX RATE

     Our 2002 tax rate was approximately 36.4%. However, we believe that our effective tax rate will be approximately 38% for the next several years. Our 2002 tax rate was favorably impacted by the settlement of a contested income tax issue.

     See "-- Risk Factors" for a description of various other risks and uncertainties concerning our business.

RISK FACTORS

     This report contains statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: "Part I -- Item 1. Business," "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II -- Item 7A. Quantitative and Qualitative Disclosures About Market Risk." In some cases, you can identify these statements by terminology such as "may," "will," "should," "could," "expects," "seek to," "anticipates," "plans," "believes," "estimates," "intends," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

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

     The consolidation trend is continuing in the retail grocery and foodservice industries. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer customers. As the consolidation continues, there can be no assurance that we will be able to keep our existing customers, or to gain new customers. Winning new customers is especially important to the growth of our Dairy Group, as demand tends to be relatively flat in the dairy industry.

     Many of our Dairy Group retail customers have become increasingly price sensitive in the current economic environment and we have recently been subject to a number of intensely competitive bidding situations in our Dairy Group. The current competitive environment could result in margin erosion in our

Dairy Group, or the loss of certain customers altogether. In 2002, we lost several key local and regional grocery customers as a result of pricing battles with our competitors. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have long-term contracts with many of our largest customers.

     There are several large regional grocery chains that have captive dairy operations. As the consolidation of the grocery industry continues, we could be adversely affected if any one or more of our existing customers were to decide to establish captive dairy operations, or be sold to a chain with captive dairy operations. We could also be adversely affected by any expansion of capacity by our existing competitors or by new entrants in our markets.

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

  CHANGES IN RAW MATERIAL AND OTHER INPUT COSTS CAN ADVERSELY AFFECT US

     The most important raw materials that we use in our operations are raw milk and bulk cream, and high density polyethylene resin. The prices of these materials increase and decrease based on supply and demand, and, in some cases, governmental regulation. Weather affects the available supply of raw milk and cream. Our Specialty Foods segment purchases cucumbers under seasonal grower contracts with a variety of growers located near our plants. Bad weather in one of the growing areas can damage or destroy the crop in that area. If we are not able to buy cucumbers from one of our local growers due to bad weather, we are forced to purchase cucumbers from non-local sources at substantially higher prices, which can have an adverse affect on Specialty Foods' results of operations. Our White Wave operating unit is also sensitive to adverse weather due to its reliance on soybeans. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw material costs, we do expect raw material prices to increase in 2003.

     Because our Dairy Group delivers the majority of its products directly to customers through its "direct store delivery" system, we are a large consumer of fuel. Increases in fuel prices can adversely affect our results of operations. We are also a significant consumer of electricity, so any significant increase in energy prices could adversely affect our financial performance.

  WE HAVE SUBSTANTIAL DEBT AND OTHER FINANCIAL OBLIGATIONS AND WE MAY INCUR EVEN MORE DEBT

     We have substantial debt and other financial obligations and significant unused borrowing capacity. See "-- Liquidity and Capital Resources" beginning on page 31.

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

  LOSS OF RIGHTS TO ANY OF OUR LICENSED BRANDS COULD ADVERSELY AFFECT US

     We sell certain of our products under licensed brand names such as Hershey's(R), Borden(R), Pet(R), Folgers(R), Land-O-Lakes(R) and others. In some cases, we have invested, and intend to continue to invest, significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

  NEGATIVE HEALTH CLAIMS COULD ADVERSELY AFFECT US

     As a manufacturer of food products, positive or negative publicity or medical research regarding the health effects of the types of foods that we produce affects us.

     For example, recent incidences of bovine spongiform encephalopathy ("BSE" or "mad cow disease") in other countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. However, we are still subject to risk as a result of public perception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales, which could have a material and adverse affect on our financial results.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE FLUCTUATIONS

     In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted below until the indicated expiration dates.

     These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of December 31, 2002:

FIXED INTEREST RATES                                   EXPIRATION DATE   NOTIONAL AMOUNTS
--------------------                                   ---------------   ----------------
                                                                          (IN MILLIONS)
6.23%................................................       June 2003          $ 50
4.29% to 4.69%.......................................   December 2003           275
4.01% to 6.69%.......................................   December 2004           275
5.20% to 6.74%.......................................   December 2005           400
6.78%................................................   December 2006            75

     The following table summarizes our various interest rate agreements as of December 31, 2001:

FIXED INTEREST RATES                                   EXPIRATION DATE   NOTIONAL AMOUNTS
--------------------                                   ---------------   ----------------
                                                                          (IN MILLIONS)
4.90% to 4.93%.......................................   December 2002          $275
6.07% to 6.24%.......................................   December 2002           325
6.23%................................................       June 2003            50
6.69%................................................   December 2004           100
6.69% to 6.74%.......................................   December 2005           100
6.78%................................................   December 2006            75

     In January 2003, we entered into forward starting swaps that begin in March 2003 with a notional amount of $400 million. These swaps all expire in December 2003 and the fixed interest rates range between 1.47% to 1.48%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility.

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 10 to our Consolidated Financial Statements. The following table summarizes these agreements as of December 31, 2002 and 2001:

    FIXED
  INTEREST
    RATES       EXPIRATION DATE                      NOTIONAL AMOUNTS
-------------   ---------------   -------------------------------------------------------
    5.54%       November 2003     9 million euros (approximately $9.4 million as of
                                  December 31, 2002 and $8.0 million as of December 31,
                                  2001)
    5.60%       November 2004     12 million euros (approximately $12.6 million as of
                                  December 31, 2002 and $10.7 million as of December 31,
                                  2001)

     We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $24 million of additional interest expense, net of taxes, during 2002 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

     A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2002 and 2001, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

FOREIGN CURRENCY

     We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposure relates to the euro. At this time, we believe that potential losses due to foreign currency fluctuations would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

     Our Consolidated Financial Statements for 2002 are included in this report on the following pages.

                                                                      PAGE
                                                                      ----
Independent Auditors' Report.......................................    F-1
Consolidated Balance Sheets as of December 31, 2002 and 2001.......    F-2
Consolidated Statements of Income for the years ended December 31,
  2002, 2001 and 2000..............................................    F-3
Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2002, 2001 and 2000.................................    F-4
Consolidated Statements of Cash Flows for the years ended December
  31, 2002, 2001 and 2000..........................................    F-5
Notes to Consolidated Financial Statements
   1.  Summary of Significant Accounting Policies..................    F-6
   2.  Acquisitions, Divestitures and Discontinued Operations......   F-11
   3.  Extraordinary Gains and Losses..............................   F-15
   4.  Investments in Unconsolidated Affiliates....................   F-15
   5.  Inventories.................................................   F-17
   6.  Property, Plant and Equipment...............................   F-17
   7.  Intangible Assets...........................................   F-17
   8.  Accounts Payable and Accrued Expenses.......................   F-20
   9.  Income Taxes................................................   F-20
  10.  Long-Term Debt..............................................   F-22
  11.  Mandatorily Redeemable Trust Issued Preferred Securities....   F-27
  12.  Stockholders' Equity........................................   F-27
  13.  Other Comprehensive Income..................................   F-32
  14.  Employee Retirement and Profit Sharing Plans................   F-32
  15.  Post-Retirement Benefits Other Than Pensions................   F-35
  16.  Plant Closing Costs.........................................   F-36
  17.  Shipping and Handling Fees..................................   F-38
  18.  Other Operating (Income) Expense............................   F-39
  19.  Supplemental Cash Flow Information..........................   F-39
  20.  Commitments and Contingencies...............................   F-39
  21.  Fair Value of Financial Instruments.........................   F-42
  22.  Segment and Geographic Information and Major Customers......   F-42
  23.  Quarterly Results of Operations (Unaudited).................   F-45
  24.  Subsequent Events...........................................   F-46
  25.  Related Party Transactions..................................   F-47

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Foods Company
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dean Foods Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003

                               DEAN FOODS COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                       SHARE DATA)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $   45,896      $   74,730
  Receivables, net of allowance for doubtful accounts of
     $34,317 and $28,151....................................      656,938         752,503
  Inventories...............................................      400,347         425,913
  Deferred income taxes.....................................      158,337         127,215
  Prepaid expenses and other current assets.................       49,628          58,106
                                                               ----------      ----------
          Total current assets..............................    1,311,146       1,438,467
Property, plant and equipment...............................    1,628,424       1,611,358
Goodwill....................................................    3,035,417       2,860,984
Identifiable intangible and other assets....................      607,279         613,291
Assets of discontinued operations...........................                      167,797
                                                               ----------      ----------
          Total.............................................   $6,582,266      $6,691,897
                                                               ==========      ==========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................   $1,056,213      $1,035,326
  Income taxes payable......................................       38,488          32,635
  Current portion of long-term debt.........................      173,442          96,972
                                                               ----------      ----------
          Total current liabilities.........................    1,268,143       1,164,933
Long-term debt..............................................    2,554,482       2,971,525
Other long-term liabilities.................................      236,915         196,189
Deferred income taxes.......................................      294,256         281,229
Liabilities of discontinued operations......................                       17,536
Mandatorily redeemable convertible trust issued preferred
  securities (redemption value of $599,910 and $599,920 plus
  accrued dividends)........................................      585,177         584,605
Commitments and contingencies (Note 20)
Stockholders' equity:
  Preferred stock, none issued
  Common stock, 88,640,960 and 87,872,980 shares issued and
     outstanding, with a par value of $0.01 per share.......          886             879
  Additional paid-in capital................................      979,557         961,705
  Retained earnings.........................................      718,555         543,139
  Accumulated other comprehensive loss......................      (55,705)        (29,843)
                                                               ----------      ----------
          Total stockholders' equity........................    1,643,293       1,475,880
                                                               ----------      ----------
          Total.............................................   $6,582,266      $6,691,897
                                                               ==========      ==========

                See Notes to Consolidated Financial Statements.

                               DEAN FOODS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                       -------------------------------------------
                                                           2002            2001           2000
                                                       -------------   ------------   ------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Net sales............................................  $  8,991,464    $ 5,974,555    $ 5,499,712
Cost of sales........................................     6,642,773      4,574,258      4,150,170
                                                       ------------    -----------    -----------
Gross profit.........................................     2,348,691      1,400,297      1,349,542
Operating costs and expenses:
  Selling and distribution...........................     1,321,763        794,937        756,445
  General and administrative.........................       337,496        176,642        174,353
  Amortization of intangibles........................         7,775         51,361         49,776
  Plant closing costs................................        19,050          9,550          2,747
  Other operating (income) expense...................                      (17,306)         7,500
                                                       ------------    -----------    -----------
          Total operating costs and expenses.........     1,686,084      1,015,184        990,821
                                                       ------------    -----------    -----------
Operating income.....................................       662,607        385,113        358,721
Other (income) expense:
  Interest expense, net..............................       197,685         96,549        107,075
  Financing charges on trust issued preferred
     securities......................................        33,578         33,581         33,595
  Equity in (earnings) loss of unconsolidated
     affiliates......................................         7,899         23,620        (11,453)
  Other (income) expense, net........................         2,660          4,817           (233)
                                                       ------------    -----------    -----------
          Total other expense........................       241,822        158,567        128,984
                                                       ------------    -----------    -----------
Income from continuing operations before income
  taxes..............................................       420,785        226,546        229,737
Income taxes.........................................       152,988         83,114         89,711
Minority interest in earnings........................            46         31,431         29,911
                                                       ------------    -----------    -----------
Income from continuing operations....................       267,751        112,001        110,115
Loss on sale of discontinued operations, net of
  tax................................................        (8,231)
Income from discontinued operations, net of tax......           879          3,592          3,636
                                                       ------------    -----------    -----------
Income before extraordinary gain (loss) and
  cumulative effect of accounting change.............       260,399        115,593        113,751
Extraordinary gain (loss)............................                       (4,317)         4,968
Cumulative effect of accounting change...............       (84,983)        (1,446)
                                                       ------------    -----------    -----------
Net income...........................................  $    175,416    $   109,830    $   118,719
                                                       ============    ===========    ===========
Basic earnings per common share:
  Income from continuing operations..................  $       2.97    $      1.99    $      1.95
  Income (loss) from discontinued operations.........          (.08)           .06            .07
  Extraordinary gain (loss)..........................                         (.08)           .09
  Cumulative effect of accounting change.............          (.94)          (.02)
                                                       ------------    -----------    -----------
  Net income.........................................  $       1.95    $      1.95    $      2.11
                                                       ============    ===========    ===========
Diluted earnings per common share:
  Income from continuing operations..................  $       2.66    $      1.81    $      1.79
  Income (loss) from discontinued operations.........          (.07)           .05            .05
  Extraordinary gain (loss)..........................                         (.06)           .07
  Cumulative effect of accounting change.............          (.78)          (.02)
                                                       ------------    -----------    -----------
  Net income.........................................  $       1.81    $      1.78    $      1.91
                                                       ============    ===========    ===========
Average common shares -- Basic.......................    90,020,849     56,302,796     56,390,086
                                                       ============    ===========    ===========
Average common shares -- Diluted.....................   108,775,936     73,784,148     73,342,528
                                                       ============    ===========    ===========

                See Notes to Consolidated Financial Statements.

                               DEAN FOODS COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                    COMMON STOCK                                        OTHER           TOTAL
                                 -------------------     ADDITIONAL      RETAINED   COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                   SHARES     AMOUNT   PAID-IN CAPITAL   EARNINGS   INCOME (LOSS)      EQUITY          INCOME
                                 ----------   ------   ---------------   --------   -------------   -------------   -------------
                                                                      (DOLLARS IN THOUSANDS)
Balance, December 31, 1999.....  58,575,116    $586       $ 275,234      $314,590     $ (6,438)      $  583,972
  Issuance of common stock.....   2,559,912      26          39,314                                      39,340
  Purchase and retirement of
    treasury stock.............  (6,563,730)    (66)       (148,460)                                   (148,526)
  Net income...................                                           118,719                       118,719       $118,719
  Other comprehensive income
    (Note 13):
    Cumulative translation
      adjustment...............                                                          5,327            5,327          5,327
                                                                                                                      --------
  Comprehensive income.........                                                                                       $124,046
                                 ----------    ----       ---------      --------     --------       ----------       --------
Balance, December 31, 2000.....  54,571,298     546         166,088       433,309       (1,111)         598,832
  Issuance of common stock.....   2,629,294      26          62,616                                      62,642
  Purchase and retirement of
    treasury stock.............    (246,668)     (3)         (6,055)                                     (6,058)
  Net income...................                                           109,830                       109,830       $109,830
  Acquisition of Dean Foods
    Company....................  30,919,056     310         739,056                                     739,366
  Other comprehensive income
    (Note 13):
    Cumulative effect of
      accounting change........                                                         (6,403)          (6,403)        (6,403)
    Change in fair value of
      derivative instruments...                                                         (9,438)          (9,438)        (9,438)
    Reclassification of
      minority interest portion
      of derivative fair
      values...................                                                        (10,033)         (10,033)       (10,033)
    Cumulative translation
      adjustment...............                                                         (2,232)          (2,232)        (2,232)
    Minimum pension liability
      adjustment...............                                                           (626)            (626)          (626)
                                                                                                                      --------
  Comprehensive income.........                                                                                       $ 81,098
                                 ----------    ----       ---------      --------     --------       ----------       ========
Balance, December 31, 2001.....  87,872,980     879         961,705       543,139      (29,843)       1,475,880
  Issuance of common stock.....   3,518,780      35          88,596                                      88,631
  Reclassification of Old Dean
    stock option liability.....                              30,461                                      30,461
  Purchase and retirement of
    treasury stock.............  (2,750,800)    (28)       (101,205)                                   (101,233)
  Net income...................                                           175,416                       175,416       $175,416
  Other comprehensive income
    (Note 13):
    Change in fair value of
      derivative instruments...                                                        (46,803)         (46,803)       (46,803)
    Amounts reclassified to
      income statement related
      to derivatives...........                                                         24,014           24,014         24,014
    Cumulative translation
      adjustment...............                                                          8,408            8,408          8,408
    Minimum pension liability
      adjustment...............                                                        (11,481)         (11,481)       (11,481)
                                                                                                                      --------
  Comprehensive income.........                                                                                       $149,554
                                 ----------    ----       ---------      --------     --------       ----------       ========
Balance, December 31, 2002.....  88,640,960    $886       $ 979,557      $718,555     $(55,705)      $1,643,293
                                 ==========    ====       =========      ========     ========       ==========

                See Notes to Consolidated Financial Statements.

                               DEAN FOODS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                           -----------------------------------
                                                             2002         2001         2000
                                                           ---------   -----------   ---------
                                                                 (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.............................................  $ 175,416   $   109,830   $ 118,719
  Income from discontinued operations....................       (879)       (3,592)     (3,636)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................    173,994       145,898     135,872
     (Gain) loss on disposition of assets................      4,586       (46,270)        879
     Minority interest...................................        120        51,402      52,187
     Equity in (earnings) loss of unconsolidated
       affiliates........................................      7,899        23,620     (11,453)
     Loss on sale of discontinued operations.............      8,231
     Extraordinary (gain) loss...........................                    4,317      (4,968)
     Cumulative effect of accounting change..............     84,983         1,446
     Write-down of impaired assets.......................     11,253         6,812         394
     Deferred income taxes...............................     75,605        44,454      50,973
     Other...............................................      2,719         2,402       1,265
     Changes in operating assets and liabilities, net of
       acquisitions:
       Receivables.......................................     99,775        (3,199)    (40,360)
       Inventories.......................................     18,167        (4,703)    (16,227)
       Prepaid expenses and other assets.................       (943)      (17,137)      3,433
       Accounts payable and accrued expenses.............    (51,193)      (16,929)      4,501
       Income taxes......................................     32,884         6,875      (1,283)
                                                           ---------   -----------   ---------
          Net cash provided by continuing operations.....    642,617       305,226     290,296
          Net cash provided by discontinued operations...     13,147         2,701      10,680
                                                           ---------   -----------   ---------
          Net cash provided by operating activities......    655,764       307,927     300,976
Cash flows from investing activities:
  Net additions to property, plant, and equipment........   (241,982)     (131,210)   (124,526)
  Cash outflows for acquisitions and investments.........   (222,149)   (1,146,077)   (335,956)
  Net proceeds from divestitures.........................    148,313                    89,037
  Proceeds from sale of fixed assets.....................      6,765         2,683       3,276
                                                           ---------   -----------   ---------
          Net cash used in continuing operations.........   (309,053)   (1,274,604)   (368,169)
          Net cash used in discontinued operations.......     (5,138)       (5,896)    (12,084)
                                                           ---------   -----------   ---------
          Net cash used in investing activities..........   (314,191)   (1,280,500)   (380,253)
Cash flows from financing activities:
  Proceeds from issuance of debt.........................    637,500     2,203,725   1,284,492
  Repayment of debt......................................   (992,797)   (1,173,335)   (947,443)
  Payments of deferred financing, debt restructuring and
     merger costs........................................     (2,887)      (47,125)    (12,014)
  Distributions to minority interest holders.............                  (10,363)    (16,438)
  Issuance of common stock, net of expenses..............     74,988        50,599      28,514
  Redemption of common and preferred stock...............    (87,211)       (6,058)   (148,526)
  Redemption of trust issued preferred securities........                             (100,055)
                                                           ---------   -----------   ---------
          Net cash provided by (used in) financing
            activities...................................   (370,407)    1,017,443      88,530
                                                           ---------   -----------   ---------
Increase (decrease) in cash and cash equivalents.........    (28,834)       44,870       9,253
Cash and cash equivalents, beginning of period...........     74,730        29,860      20,607
                                                           ---------   -----------   ---------
Cash and cash equivalents, end of period.................  $  45,896   $    74,730   $  29,860
                                                           =========   ===========   =========

                See Notes to Consolidated Financial Statements.

                               DEAN FOODS COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- Our Consolidated Financial Statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Use of Estimates -- The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

     Cash Equivalents -- We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are stated at the lower of cost or market. Dairy and certain specialty products are valued on the first-in, first-out ("FIFO") method while our pickle inventories are valued using the last-in, first-out ("LIFO") method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

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

          ASSET                USEFUL LIFE
          -----                -----------
Buildings and improvements  Seven to 40 years
Machinery and equipment     Three to 20 years

     Impairment tests are performed when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

     Intangible and Other Assets -- Prior to January 1, 2002, intangibles were amortized over their related estimated useful lives as follows:

            ASSET                                         USEFUL LIFE
            -----                                         -----------
Goodwill                             Straight-line method over 25 to 40 years
Identifiable intangible
  assets:
  Customer lists                     Straight-line method over seven to ten years
  Customer supply contracts          Straight-line method over the terms of the agreements
  Trademarks/trade names             Straight-line method over ten to 40 years
  Noncompetition agreements          Straight-line method over the terms of the agreements
  Patents                            Straight-line method over fifteen years
Deferred financing costs             Interest method over the terms of the related debt

     Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and other intangible assets determined to have indefinite useful lives are no longer amortized. Instead, we will now conduct annual impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives. To determine whether an impairment exists, we use a present value technique. Upon adoption of SFAS No. 142, we conducted transitional impairment tests and recorded certain

                               DEAN FOODS COMPANY
impairments. Impairment tests are performed when circumstances indicate that the carrying value may not be recoverable. See Note 7.

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

     Minority Interest in Subsidiaries -- Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less any cash distributions made. At December 31, 2002, there were no outstanding minority interests.

     Employee Stock-Based Compensation -- We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

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

                                                         YEAR ENDED DECEMBER 31
                                               ------------------------------------------
                                                  2002           2001             2000
                                               ----------     ----------       ----------
                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Net income, as reported......................  $  175,416     $  109,830       $  118,719
Less: Stock based employee compensation, net
  of income tax expense......................      44,620         17,621           14,447
                                               ----------     ----------       ----------
Pro forma net income.........................  $  130,796     $   92,209       $  104,272
                                               ==========     ==========       ==========
Net income per share:
Basic -- as reported.........................  $     1.95     $     1.95       $     2.11
      -- pro forma...........................        1.45           1.64             1.85
Diluted -- as reported.......................        1.81           1.78             1.91
        -- pro forma.........................  $     1.40     $     1.54       $     1.72
Stock option share data:
  Stock option granted during period.........   5,140,292      2,488,300        2,733,800
  Weighted average option fair value.........  $    14.98(1)  $    11.15(2)    $    10.29(3)

                               DEAN FOODS COMPANY

---------------

(1) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 4.09% to 4.87% based on the yield of seven-year U.S. Treasury securities.

(2) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 4.51% to 5.19% based on the yield of seven-year U.S. Treasury securities.

(3) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant ranging from 6.03% to 6.74% based on the yield of seven-year U.S. Treasury securities.

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

     Income Taxes -- All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships, are also included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities.

     Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using currently enacted current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and may be reduced by a valuation allowance if deemed necessary.

     Advertising Expense -- Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $91.1 million in 2002, $41.1 million in 2001 and $62.2 million in 2000. Additionally, prepaid advertising costs were $4.9 million and $2.1 million at December 31, 2002 and 2001, respectively.

     Insurance Accruals -- We retain selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors provided by external insurance brokers and actuaries.

     Comprehensive Income -- We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

                               DEAN FOODS COMPANY

     Stock Split -- On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. All of the share numbers in our Consolidated Financial Statements have been adjusted for all periods to reflect the stock split.

     Recent Adoptions of New Accounting Pronouncements -- The Emerging Issues Task Force's ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our historical practice for recording sales incentives within the scope of this Issue, which has been to record estimated coupon expense based on historical coupon redemption experience, is consistent with the requirements of this Issue. Therefore, our adoption of this Issue had no impact on our Consolidated Financial Statements.

     We adopted EITF Issue No. 01-09, "Accounting for Consideration Given By a Vendor to a Customer" in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the years ended December 31, 2001 and 2000 by $33.7 million and $29.9 million, respectively. There was no change, however, in reported net income.

     In June 2001, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied, and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. See Note 7. SFAS No. 142 also requires that recognized intangible assets with finite lives be amortized over their respective estimated useful lives. As part of the adoption, we re-assessed the useful lives and residual values of all recognized intangible assets.

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

     Recently Issued Accounting Pronouncements -- In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not

                               DEAN FOODS COMPANY
meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense". For the year ended December 31, 2001, we recorded an extraordinary loss of $4.3 million, net of an income tax benefit of $3.0 million in connection with the early extinguishment of debt.

     In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

     On December 31, 2002 FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 which is effective for fiscal years ending after December 15, 2002 provides alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. At this time, we have elected not to adopt the voluntary expense recognition provisions of SFAS No. 123.

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We will adopt the liability recognition requirements of FIN No. 45 effective January 1, 2003, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

     In January 2003, FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities ("VIEs") created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed loan and our trust-issued preferred securities. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

     Reclassifications -- Certain reclassifications have been made to conform the prior years' Consolidated Financial Statements to the current year classifications

                               DEAN FOODS COMPANY

2.  ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

     General -- In total, we completed the acquisitions of 12 businesses during 2002, 2001 and 2000, which included the following acquisitions that were significant at the time of completion:

DATE                                                    COMPANY         PURCHASE PRICE
----                                                    -------         --------------
                                                                        (IN THOUSANDS)
December 2001....................................  Dean Foods Company     $1,740,589
January 2000.....................................  Southern Foods            435,606
                                                   Group

     These acquisitions and the other businesses acquired were funded with cash flows from operations, borrowings under our credit facility, and the issuance in 2001 of 30,919,056 shares of our common stock with a fair market value of $739.4 million.

     All acquisitions were accounted for using the purchase method of accounting as of their respective acquisition dates, and accordingly, only the results of operations of the acquired companies subsequent to their respective acquisition dates are included in our Consolidated Financial Statements. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

                                                        YEAR ENDED DECEMBER 31
                                                --------------------------------------
                                                  2002          2001           2000
                                                --------     -----------     ---------
                                                            (IN THOUSANDS)
Purchase prices:
  Cash paid, net of cash acquired.............  $206,307(1)  $ 1,146,077     $ 331,543
  Cash acquired in acquisitions...............    17,870          15,060         6,327
  Common stock issued.........................                   739,366
  Existing equity investment..................    67,292
  Subsidiary preferred and common securities
     issued and minority partnership
     interests................................                                 340,336
  Operations of 11 plants.....................                   287,989
                                                --------     -----------     ---------
          Total purchase prices...............  $291,469       2,188,492       678,206
Fair values of net assets acquired:
  Assets acquired.............................   214,942       2,283,882       473,648
  Liabilities assumed.........................   (29,172)     (1,511,436)     (187,907)
                                                --------     -----------     ---------
  Total fair value of net assets acquired.....   185,770         772,446       285,741
                                                --------     -----------     ---------
Goodwill......................................  $105,699     $ 1,416,046     $ 392,465
                                                ========     ===========     =========

---------------

(1) An additional $15.8 million was paid in 2002 as part of the Old Dean acquisition.

     Acquisition of White Wave -- On May 9, 2002, we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk(R) soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, we owned approximately 36% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining 64% equity interest for a total price of approximately $192.8 million. Existing management of White Wave has remained in place after the acquisition. We have agreed to pay White Wave's management team an incentive bonus based on achieving certain sales growth

                               DEAN FOODS COMPANY
targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by the end of March 2004, and is anticipated to range between $35 million and $40 million. Amounts expected to be payable under the bonus plan are expensed each quarter based on White Wave's performance during the quarter. See Note 20. For financial reporting purposes, White Wave's financial results are aggregated with Morningstar Foods' financial results.

     Acquisition of Marie's -- On May 17, 2002, we bought the assets of Marie's Quality Foods, Marie's Dressings, Inc. and Marie's Associates, makers of Marie's(R) brand dips and dressings in the western United States, for an aggregate purchase price of approximately $23.5 million. Prior to the acquisition, we licensed the Marie's brand to Marie's Quality Foods and Marie's Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our Morningstar/White Wave segment is now the sole owner, manufacturer and marketer of Marie's brand products nationwide.

     Acquisition of Dean Foods Company -- On December 21, 2001, we completed our acquisition of Dean Foods Company ("Old Dean"). Old Dean is now our wholly-owned subsidiary. Immediately upon completion of the transaction, Old Dean changed its name to Dean Holding Company and we changed our name to Dean Foods Company. As a result of the transaction, each share of common stock of Old Dean was converted into 0.858 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders and common stock valued at $739.4 million. The value of the approximately 31 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the merger was announced on April 5, 2001). In addition, each of the options to purchase Old Dean's common stock outstanding on December 21, 2001 was converted into an option to purchase 1.504 shares of our stock. As discussed below, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment.

     We decided to acquire Old Dean for the above-described consideration after considering a number of factors, including:

     - The acquisition would result in us becoming the first truly national dairy and specialty foods company with the geographic reach, management depth and product mix necessary to meet the needs of large customers, who can especially benefit from the added services, convenience and value that a national dairy company can provide;

     - Combining our businesses would enable us to reduce our costs by pursuing economies of scale in purchasing, product development and manufacturing, and by eliminating duplicative costs; and

     - Increasing our scale would provide us with greater resources to invest in marketing and innovation.

     Also on December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash, and
(2) the operations of eleven plants (including seven of our plants and four of Old Dean's plants) located in nine states where we and Old Dean had overlapping operations. Also in connection with the transaction, we delivered a contingent promissory note in the original principal amount of $40 million to secure our obligation to renew certain of our milk supply agreements with DFA until 2021, and we agreed to a liquidated damages provision which provides that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages. See Note 20 for further discussion of these obligations. As a result of this transaction, we now own 100% of our Dairy Group.

                               DEAN FOODS COMPANY

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

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Old Dean, and includes the effects of divesting four Old Dean plants.

                                                              AT DECEMBER 21, 2001
                                                              --------------------
                                                                 (IN THOUSANDS)
Current assets..............................................       $  694,453
Property, plant, and equipment..............................          725,258
Intangible assets...........................................          236,978
Goodwill....................................................        1,515,267
Other assets................................................           79,945
                                                                   ----------
  Total assets acquired.....................................        3,251,901
Current liabilities.........................................          540,458
Other liabilities...........................................          285,209
Long-term debt..............................................          685,645
                                                                   ----------
  Total liabilities assumed.................................        1,511,312
                                                                   ----------
Net assets acquired.........................................       $1,740,589
                                                                   ==========

     Of the approximately $237 million of acquired intangible assets, approximately $206.5 million was assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average useful life of approximately 17 years.

     The approximately $1.52 billion of goodwill was assigned to Old Dean's Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215 million and $290 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

     The final allocation of the purchase price to the fair values of assets and liabilities of Old Dean and the related business integration plans was completed in the fourth quarter of 2002. This final allocation process increased goodwill by approximately $55.4 million, primarily as a result of the final determination of the fair values of depreciable tangible assets and business integration plans.

     The purchase price allocation of Old Dean included a liability for payment obligations to Old Dean employees related to Old Dean stock options as a result of the change in control of Old Dean. Under Old Dean's stock option agreements, upon a change in control, employees had the right to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment during the ninety day period following the change in control. The required cash payment varied depending on the type of stock option and the grant date with certain stock options requiring a cash payment equal to the difference between the exercise price and the highest closing price of our stock during the sixty day period beginning thirty days before and ending 30 days after the completion of the change in control transaction, and certain of the stock option agreements required a tax gross-up payment upon surrender. Cash payments of approximately $44.2 million were made. At the conclusion of the surrender period, the remaining liability of approximately $30.5 million was transferred to stockholders' equity as the underlying stock options remained outstanding.

                               DEAN FOODS COMPANY

     We also incurred a change in control obligation of approximately $4.9 million for payments to 18 officers under Old Dean's long-term incentive plan and transition bonuses to 5 officers of Old Dean, both of which became earned and payable upon consummation of the merger; and severance obligations of approximately $17.5 million related to the termination of certain employees and officers of Old Dean as a result of the decision to eliminate certain Old Dean administrative functions.

     The unaudited results of operations on a pro forma basis for the year ended December 31, 2001 and 2000 as if the acquisition of Old Dean, and the purchase of DFA's minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2000 are as follows:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                                 2001          2000
                                                              -----------   ----------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Net sales...................................................  $10,058,288   $9,239,049
Income from continuing operations before taxes..............      289,058      296,079
Net income from continuing operations.......................      178,411      182,702
Earnings per share from continuing operations:
  Basic.....................................................  $      2.07   $     2.10
  Diluted...................................................  $      1.93   $     1.96

     Acquisition of Minority Interest in Spanish Operations -- In August of 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor, for approximately $12.6 million. We funded this purchase with cash flow from operations.

     Other Acquisitions -- In January 2002, we bought a milk plant in Fort Worth, Texas, and in December 2002, we completed the purchase of an ice cream plant in Denver, Colorado.

     Divestitures -- In order to more closely align both our assets and our management resources with our strategic direction, part of our strategy in 2002 has been to divest certain assets. During 2002, we completed the sale of three non-core businesses acquired as part of Old Dean's Specialty Foods division. On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler. On February 7, 2002, we completed the sale of the assets related to a boiled peanut business, and on October 11, 2002, we completed the sale of EBI Foods Limited, a U.K.-based manufacturer of powdered food coatings. Net proceeds from the sale of these three businesses totaled approximately $28.9 million.

     Discontinued Operations -- On December 30, 2002 we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation.

     Revenues and income before taxes generated by our Puerto Rico operations were as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net sales............................................  $221,908   $220,451   $226,661
Income before tax(1).................................     1,762      4,213      4,229

---------------

(1) Corporate interest expense of $5.5 million, $5.1 million and $5.9 million in 2002, 2001 and 2000, respectively, was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

                               DEAN FOODS COMPANY

     Major classes of assets and liabilities of our Puerto Rico operations included in Assets and Liabilities of Discontinued Operations at December 31, 2001 (in thousands) were as follows:

Current assets..............................................  $ 43,718
Non-current assets..........................................   124,079
Current liabilities.........................................     9,082
Non-current liabilities.....................................     8,455

     All intercompany revenues and expenses have been appropriately eliminated in the tables above.

     In the first quarter of 2002 we recognized an impairment charge of $37.7 million related to the goodwill of our Puerto Rico operations in accordance with our implementation of SFAS No. 142 "Goodwill and Other Intangible Assets." This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements.

3.  EXTRAORDINARY GAINS AND LOSSES

     On December 21, 2001, simultaneously with our acquisition of Old Dean, we replaced our former credit facilities with a new credit facility. As a result, we recognized a $4.3 million extraordinary loss, net of an income tax benefit of $3 million, for the write-off of deferred financing costs related to the early retirement of our former credit facilities.

     During the first quarter of 2000, we recognized a $5 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

     - A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

     - A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in Consolidated Container Company -- We own a minority interest in Consolidated Container Company ("CCC"), one of the nation's largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 1999 when we sold our U.S. plastic packaging operations to CCC.

     Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters. As a result, by late 2001, CCC had become unable to comply with the financial covenants contained in its credit facility. We concluded that our investment was impaired and that the impairment was not temporary, and wrote off our remaining investment during the fourth quarter of 2001. Accordingly, our investment in CCC was recorded at $0 at December 31, 2001.

     In February 2002, CCC's lenders agreed to restructure CCC's credit agreement to modify the financial covenants, subject to the agreement of CCC's primary shareholders to guarantee certain of CCC's indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10 million of CCC's revolving credit indebtedness. By late 2002, CCC was again unable to comply with the terms of its credit agreement. CCC's lenders agreed to again restructure CCC's credit agreement, subject to the agreement of CCC's primary shareholders to provide a total of $35 million of additional debt financing to CCC. In the fourth quarter of 2002, we agreed to

                               DEAN FOODS COMPANY
loan CCC $10 million of the $35 million in additional financing, in exchange for cancellation of our pre-existing $10 million guaranty and the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. Our loan to CCC is due on December 31, 2007 (or upon the earlier payment in full of CCC's senior debt) and is secured by a subordinate lien on certain of CCC's assets. The loan is not scheduled to be repaid until after CCC's senior debt has been paid. Therefore, our right to enforce payment of the loan is limited prior to payment in full of CCC's senior debt. The loan bears interest at the prime rate plus 2.25%, or the eurodollar rate plus 3.25%, at CCC's option. Upon maturity of the loan, we will be entitled to receive a $400,000 fee, plus an additional fee in respect of the unpaid principal amount of the loan from January 10, 2003 to the maturity date of the loan, computed at an annual rate of 11.3%. Because our participation in this transaction was not in proportion to our ownership interest in CCC, our ownership interest was diluted from approximately 43% to approximately 40%. On a fully-diluted basis, our interest is approximately 36%.

     Because we made the $10 million loan to CCC, generally accepted accounting principles required us to recognize a portion of CCC's 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. Accordingly, our investment in CCC was recorded at $0 at December 31, 2002. Our equity in earnings (loss) included in our consolidated statement of income for 2002, 2001 and 2000 was $(10.0) million, $(23.7) million and $11.3 million, respectively.

     Approximately 5% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the seven seats on CCC's Management Committee. We have long-term supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2002, we spent approximately $128.7 million on products purchased from CCC.

     Investment in Horizon Organic -- As of December 31, 2002 and 2001 we had an approximately 13% interest in Horizon Organic Holding Company, one of America's largest organic food companies. We account for this investment under the equity method of accounting. We believe that we have the ability to influence the operating policies of Horizon given the size of our investment and the fact that we control one seat on their Board. Horizon's common stock is traded on the Nasdaq under the symbol "HCOW." The quoted stock price ranged from $12.29 to $18.70 during 2002. The closing stock price on December 31, 2002 was $16.19 per share, resulting in a market value of our investment of $21.7 million. Our investment in Horizon at December 31, 2002, 2001 and 2000 was $16.4 million, $16.5 million and $16.4 million, respectively, and our equity in earnings included in our consolidated statement of income for 2002, 2001 and 2000 was a loss of $0.1 million, income of $0.1 million, and income of $0.2 million, respectively.

     Investment in White Wave -- From December 21, 2001 to May 9, 2002, we owned a 36% interest in White Wave, Inc., maker of Silk(R) and White Wave(R). This investment was made by Old Dean prior to our acquisition of Old Dean. On May 9, 2002, we acquired the remaining equity interest in White Wave and began consolidating White Wave's results with our financial results.

     Investment in Momentx -- As of December 31, 2002 and 2001 we had an approximately 16% interest in Momentx, Inc. Our investment in Momentx at both December 31, 2002 and 2001 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. During 2001, we recorded an impairment charge on this investment of $3.6 million in "Other (income) expense, net" to reflect the current value of our equity stake based on their latest financing.

                               DEAN FOODS COMPANY

5.  INVENTORIES

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials and supplies..................................  $151,179   $148,940
Finished goods..............................................   249,168    276,973
                                                              --------   --------
          Total.............................................  $400,347   $425,913
                                                              ========   ========

     Approximately $97.3 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at December 31, 2002 and 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.

6.  PROPERTY, PLANT AND EQUIPMENT

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land........................................................  $  145,978   $  140,612
Buildings and improvements..................................     569,001      500,773
Machinery and equipment.....................................   1,391,114    1,297,829
                                                              ----------   ----------
                                                               2,106,093    1,939,214
Less accumulated depreciation...............................    (477,669)    (327,856)
                                                              ----------   ----------
          Total.............................................  $1,628,424   $1,611,358
                                                              ==========   ==========

     For 2002 and 2001, we capitalized $1.5 million and $3.2 million in interest, respectively, related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

7.  INTANGIBLE ASSETS

     On January 1, 2002 we adopted SFAS No. 142, which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for the years ended December 31, 2001 and 2000 have not been restated. The following sets forth a reconciliation of

                               DEAN FOODS COMPANY
net income and earnings per share information for the years ended December 31, 2002, 2001 and 2000 eliminating amortization of goodwill and intangible assets with indefinite lives.

                                                          2002          2001          2000
                                                       -----------   -----------   -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported income from continuing operations...........   $267,751      $112,001      $110,115
Goodwill amortization, net of tax and minority
  interest...........................................                   24,481        24,724
Trademark amortization, net of tax and minority
  interest...........................................                    2,355         2,166
                                                        --------      --------      --------
Adjusted income from continuing operations...........   $267,751      $138,837      $137,005
                                                        ========      ========      ========
Reported net income..................................   $175,416      $109,830      $118,719
Goodwill amortization, net of tax and minority
  interest...........................................                   26,247        26,490
Trademark amortization, net of tax and minority
  interest...........................................                    2,355         2,166
                                                        --------      --------      --------
Adjusted net income..................................   $175,416      $138,432      $147,375
                                                        ========      ========      ========
Basic earnings per share:
  Income from continuing operations..................   $   2.97      $   1.99      $   1.95
  Goodwill amortization..............................                     0.44          0.44
  Trademark amortization                                                  0.04          0.04
                                                        --------      --------      --------
  Adjusted income from continuing operations.........   $   2.97      $   2.47      $   2.43
                                                        ========      ========      ========
  Reported net income................................   $   1.95      $   1.95      $   2.11
  Goodwill amortization..............................                     0.47          0.47
  Trademark amortization.............................                     0.04          0.03
                                                        --------      --------      --------
  Adjusted net income................................   $   1.95      $   2.46      $   2.61
                                                        ========      ========      ========
Diluted earnings per share:
  Income from continuing operations..................   $   2.66      $   1.81      $   1.79
  Goodwill amortization..............................                     0.33          0.34
  Trademark amortization.............................                     0.03          0.03
                                                        --------      --------      --------
  Adjusted income from continuing operations.........   $   2.66      $   2.17      $   2.16
                                                        ========      ========      ========
  Reported net income................................   $   1.81      $   1.78      $   1.91
  Goodwill amortization..............................                     0.36          0.36
  Trademark amortization.............................                     0.03          0.03
                                                        --------      --------      --------
  Adjusted net income................................   $   1.81      $   2.17      $   2.30
                                                        ========      ========      ========

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                                  MORNINGSTAR/
                                    DAIRY GROUP    WHITE WAVE    SPECIALTY     OTHER        TOTAL
                                    -----------   ------------   ---------   ----------   ----------
                                                             (IN THOUSANDS)
Balance at December 31, 2001......  $2,123,702      $389,572     $290,000    $   57,710   $2,860,984
Purchase accounting adjustments...      21,710        19,358       14,290                     55,358
Acquisitions......................       3,977       101,722                                 105,699
Currency changes and other........                                               13,376       13,376
                                    ----------      --------     --------    ----------   ----------
Balance at December 31, 2002......  $2,149,389      $510,652     $304,290    $   71,086   $3,035,417
                                    ==========      ========     ========    ==========   ==========

                               DEAN FOODS COMPANY

     In accordance with SFAS No. 142, we completed a goodwill impairment assessment on our goodwill balances during 2002. The results of this test indicated that the goodwill related to our Puerto Rico reporting unit was impaired at January 1, 2002. In the fourth quarter of 2002, we determined that the impairment that existed as of January 1, 2002 was $37.7 million. As required by SFAS No. 142, we recorded the impairment in our income statement as the cumulative effect of accounting change retroactive to the first quarter of 2002. See Note 2 for information related to the sale of our Puerto Rico operating unit. Other than our Puerto Rico operations, our annual impairment test, which was completed in the fourth quarter of 2002, indicated no goodwill impairment.

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2002 and 2001 are as follows:

                                                                   DECEMBER 31
                                     -----------------------------------------------------------------------
                                                    2002                                 2001
                                     ----------------------------------   ----------------------------------
                                      GROSS                      NET       GROSS                      NET
                                     CARRYING   ACCUMULATED    CARRYING   CARRYING   ACCUMULATED    CARRYING
                                      AMOUNT    AMORTIZATION    AMOUNT     AMOUNT    AMORTIZATION    AMOUNT
                                     --------   ------------   --------   --------   ------------   --------
                                               (IN THOUSANDS)                       (IN THOUSANDS)
Intangible assets with indefinite
  lives:
  Trademarks.......................  $478,691     $(14,274)    $464,417   $391,662     $(14,274)    $377,388
Intangible assets with finite
  lives:
  Customer-related.................    56,864      (13,270)      43,594     56,707       (6,075)      50,632
                                     --------     --------     --------   --------     --------     --------
Total other intangibles............  $535,555     $(27,544)    $508,011   $448,369     $(20,349)    $428,020
                                     ========     ========     ========   ========     ========     ========

     In accordance with SFAS No. 142, we completed an impairment assessment of our intangibles with an indefinite useful life, other than goodwill, at January 1, 2002 during the first quarter of 2002. We determined that an impairment of $47.3 million, net of income tax benefit of $29 million existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments, and was recorded in the first quarter as the cumulative effect of accounting change. The fair value of these trademarks was determined using a present value technique. Our annual impairment test was completed in the fourth quarter of 2002, and no additional impairment was identified.

     Amortization expense on intangible assets for the years ended December 31, 2002, 2001 and 2000 was $7.8 million, $7.8 million and $7.1 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2003........................................................   $4.9 million
2004........................................................   $4.0 million
2005........................................................   $3.2 million
2006........................................................   $2.5 million
2007........................................................   $1.8 million

                               DEAN FOODS COMPANY

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Accounts payable............................................  $  510,531   $  465,851
Payroll and benefits........................................     150,679      234,415
Health insurance, workers' compensation and other insurance
  costs.....................................................     128,514       96,144
Other accrued liabilities...................................     266,489      238,916
                                                              ----------   ----------
                                                              $1,056,213   $1,035,326
                                                              ==========   ==========

9.  INCOME TAXES

     The following table presents the 2002, 2001 and 2000 provisions for income taxes.

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                         2002(1)    2001(2)   2000(3)
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Current taxes payable:
  Federal..............................................  $ 47,618   $39,840   $47,010
  State................................................     7,829     6,516     8,668
  Foreign and other....................................     3,238     3,319     1,559
Deferred income taxes..................................    94,303    33,439    32,474
                                                         --------   -------   -------
          Total........................................  $152,988   $83,114   $89,711
                                                         ========   =======   =======

---------------

(1) Excludes a $0.9 million income tax expense related to discontinued operations and a $29.0 million income benefit related to a cumulative effect of accounting change.

(2) Excludes a $3.0 million income tax benefit related to an extraordinary loss, a $1.5 million income tax benefit related to a cumulative effect of accounting change and a $0.6 million income tax expense related to discontinued operations.

(3) Excludes a $0.6 million income tax expense related to discontinued operations and a $2.8 million income tax expense related to extraordinary gains.

     The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

                                                            YEAR ENDED DECEMBER 31
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Tax expense at statutory rates.........................  $147,274   $79,293   $80,408
State income taxes.....................................    14,437     3,699     9,315
Tax effect of tax-exempt earnings......................              (2,387)   (1,584)
Nondeductible goodwill.................................               5,527     4,229
Favorable tax settlement...............................    (6,557)
Other..................................................    (2,166)   (3,018)   (2,657)
                                                         --------   -------   -------
          Total........................................  $152,988   $83,114   $89,711
                                                         ========   =======   =======

                               DEAN FOODS COMPANY

     The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred income tax assets:
  Net operating loss carryforwards..........................  $  11,990   $  17,675
  Asset valuation reserves..................................     10,859         317
  Non-deductible accruals...................................    130,753     129,449
  State and foreign tax credits.............................      7,632      12,490
  Derivative instruments....................................     27,433      14,624
  Other.....................................................      8,860       8,133
  Valuation allowances......................................     (6,064)     (1,537)
                                                              ---------   ---------
                                                                191,463     181,151
Deferred income tax liabilities:
  Depreciation and amortization.............................   (312,165)   (300,092)
  Tax credit basis differences..............................                 (7,854)
  Basis differences in unconsolidated affiliates............     (8,777)     (7,515)
                                                              ---------   ---------
                                                               (320,942)   (315,461)
                                                              ---------   ---------
          Net deferred income tax liability.................  $(129,479)  $(134,310)
                                                              =========   =========

     These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Current assets..............................................  $ 158,337   $ 127,215
Noncurrent assets...........................................      6,440      19,704

Noncurrent liabilities......................................   (294,256)   (281,229)
                                                              ---------   ---------
          Total.............................................  $(129,479)  $(134,310)
                                                              =========   =========

     At December 31, 2002, we had approximately $13.1 million of net operating losses and approximately $3.9 million of tax credits available for carry-over to future years. The losses are subject to certain limitations and will expire beginning in 2007.

     A valuation allowance of $6.1 million has been established because we believe it is "more likely than not" that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

                               DEAN FOODS COMPANY

10.  LONG-TERM DEBT

                                                                   DECEMBER 31
                                               ---------------------------------------------------
                                                         2002                       2001
                                               ------------------------   ------------------------
                                                 AMOUNT       INTEREST      AMOUNT       INTEREST
                                               OUTSTANDING      RATE      OUTSTANDING      RATE
                                               -----------   ----------   -----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Senior credit facility.......................  $1,827,500          3.65%  $1,900,000          4.67%
Subsidiary debt obligations:
  Senior notes...............................     656,951    6.625-8.15      658,211    6.625-8.15
  Receivables-backed loan....................     145,000          2.28      400,000          2.29
  Foreign subsidiary term loan...............      35,739          4.69       35,172          6.25
  Other lines of credit......................      11,919     3.71-4.69        2,317          4.80
  Industrial development revenue bonds.......      21,000     1.65-2.00       28,001     1.02-6.63
  Capital lease obligations and other........      29,815                     44,796
                                               ----------                 ----------
                                                2,727,924                  3,068,497
Less current portion.........................    (173,442)                   (96,972)
                                               ----------                 ----------
          Total..............................  $2,554,482                 $2,971,525
                                               ==========                 ==========

     Senior Credit Facility -- Simultaneously with the completion of our acquisition of Old Dean, we entered into a new $2.7 billion credit agreement with a syndicate of lenders, in replacement of our then existing credit facilities. Our new senior credit facility provides an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. Upon completion of the Old Dean acquisition, we borrowed $1.9 billion under this facility's term loans. At December 31, 2002 there were outstanding term loan borrowings of $1.83 billion under this facility. The revolving line of credit was undrawn, except for $71.8 million of issued but undrawn letters of credit. As of December 31, 2002, approximately $728.2 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     Credit Facility Terms -- Amounts outstanding under the revolving line of credit and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on our leverage ratio (which is the ratio of defined indebtedness to defined EBITDA), or

     - the London Interbank Offering Rate ("LIBOR") computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on our leverage ratio.

     On April 30, 2002, we entered into an amendment to our credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points, to the following, at our option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

     - LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

                               DEAN FOODS COMPANY

     The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.65% at December 31, 2002. However, we had interest rate swap agreements in place that hedged $1.08 billion of our borrowings under this facility at December 31, 2002 at an average rate of 5.4%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

     The agreement requires principal payments on the Tranche A term loan as follows:

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

     The agreement requires principal payments on the Tranche B term loan as follows:

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - A payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the revolving line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.75 to 1.0, and (3) beginning in 2003, annually when our leverage ratio is greater than 3.0 to 1.0. The credit agreement requires that we prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which our leverage ratio at year end is greater than 3.75 to 1.0. As of December 31, 2002, our leverage ratio was 3.3 to 1.0.

     In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the $800 million revolving credit facility that ranges from
37.5 to 50 basis points, depending on our leverage ratio.

     The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement).

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

                               DEAN FOODS COMPANY

     Our interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of December 31, 2002, the minimum net worth requirement was $1.28 billion.

     Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the total cash consideration is not greater than $300 million, (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required lenders.

     Our credit agreement also permits us to repurchase stock under our open market share repurchase program, provided that, if our leverage ratio is greater than 3.75 to 1.0, total Restricted Payments (as defined in the agreement, which definition includes stock repurchases) cannot exceed $50 million per year, plus the amount of payments required to be made on our outstanding convertible preferred securities during that year.

     The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Old Dean's subsidiaries and certain real property owned by Old Dean and its subsidiaries).

     The agreement contains standard default triggers including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

     In December 2002, we executed an amendment to our credit facility to relax certain restrictions. We paid an aggregate of $2.1 million to the lenders who approved the amendment.

     Senior Notes -- Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

     - $96.8 million ($100 million face value), at 6.75% interest, maturing in 2005;

     - $250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

     - $184.3 million ($200 million face value), at 6.625% interest, maturing in 2009; and

     - $125.3 million ($150 million face value), at 6.9% interest, maturing in 2017.

     The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Old Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Old Dean granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on Old Dean's ability to divest assets not in the ordinary course of business.

     Receivables-Backed Loan -- We have entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During 2002, we made net payments of $255 million on this facility leaving an outstanding balance of $145 million at December 31, 2002. The

                               DEAN FOODS COMPANY
receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. Our ability to re-borrow under this facility is subject to a standard "borrowing base" formula. At December 31, 2002, we could have re-borrowed an additional $180 million under this facility.

     Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of December 31, 2002, approximately $44.1 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At December 31, 2002, a total of $35.7 million was outstanding under this facility.

     Other Lines of Credit -- Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta's primary line of credit, which is in the principal amount of 15 million euros (as of December 31, 2002 approximately $15.7 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit and receivables factoring facilities. At December 31, 2002, a total of $11.9 million was outstanding on these facilities.

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

     Letters of Credit -- At December 31, 2002 there were $71.8 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $49 million of letters of credit were outstanding at December 31, 2002. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

                               DEAN FOODS COMPANY

     The following table summarizes our various interest rate agreements in effect as of December 31, 2002:

FIXED INTEREST RATES                                   EXPIRATION DATE   NOTIONAL AMOUNTS
--------------------                                   ---------------   ----------------
                                                                 (IN MILLIONS)
6.23%................................................       June 2003         $  50
4.29% to 4.69%.......................................   December 2003           275
4.01% to 6.69%.......................................   December 2004           275
5.20% to 6.74%.......................................   December 2005           400
6.78%................................................   December 2006            75

     The following table summarizes our various interest rate agreements in effect as of December 31, 2001:

FIXED INTEREST RATES                                   EXPIRATION DATE   NOTIONAL AMOUNTS
--------------------                                   ---------------   ----------------
                                                                 (IN MILLIONS)
4.90% to 4.93%.......................................   December 2002         $ 275
6.07% to 6.24%.......................................   December 2002           325
6.23%................................................       June 2003            50
6.69%................................................   December 2004           100
6.69% to 6.74%.......................................   December 2005           100
6.78%................................................   December 2006            75

     In January 2003, we entered into forward starting swaps that begin in March 2003 with a notional amount of $400 million. These swaps all expire in December 2003 and the fixed interest rates range between 1.47% to 1.48%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility.

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

FIXED INTEREST RATES   EXPIRATION DATE                    NOTIONAL AMOUNTS
--------------------   ---------------   --------------------------------------------------
       5.54%            November 2003    9 million euros (approximately $9.4 million as of
                                         December 31, 2002 and $8 million as of December
                                         31, 2001)
       5.60%            November 2004    12 million euros (approximately $12.6 million as
                                         of December 31, 2002 and $10.7 million as of
                                         December 31, 2001)

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

     As of December 31, 2002 and 2001, our derivative liability totaled $80.4 million and $44.1 million on our consolidated balance sheet respectively. This balance includes approximately $42.8 million and $27.8 million recorded as a component of accounts payable and accrued expenses at December 31, 2002 and 2001, respectively and $37.6 million and $16.3 million recorded as a component of other long-term liabilities at December 31, 2002 and 2001, respectively. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the years ended December 31, 2002 and 2001, respectively. Approximately $24 million and $6.9 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the years ended December 31, 2002 and 2001, respectively. We estimate that approximately $27 million of net derivative losses (net of income taxes) included in other comprehensive

                               DEAN FOODS COMPANY
income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

     We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

11.  MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES

     On March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust subsidiary in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933, as amended. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust issued preferred securities are convertible at the option of the holders into an aggregate of approximately 15.3 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $39.13. These preferred securities are also redeemable, at our option, at any time at specified premiums and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events. See Note 24.

12.  STOCKHOLDERS' EQUITY

     Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

     Stock Award Plans -- We currently have two stock award plans with shares remaining available for issuance. These plans, including our 1997 Stock Option and Restricted Stock Plan and the 1989 Old Dean Stock Awards Plan (which we adopted upon completion of our acquisition of Old Dean), provide for grants of stock options, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 25 million and approximately 3.8 million shares, respectively. Approximately 6.6 million and 0.8 million shares remained available for issuance under the 1997 and 1989 plans, respectively, as of March 25, 2003. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

                               DEAN FOODS COMPANY

     The following table summarizes the status of our stock-based compensation programs:

                                                                        WEIGHTED AVERAGE
                                                            OPTIONS      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1999.........................   9,194,502        $17.34
  Granted................................................   2,733,800         19.14
  Canceled...............................................    (413,402)        21.11
  Exercised..............................................  (2,462,358)        10.40
                                                           ----------
Outstanding at December 31, 2000.........................   9,052,542        $19.48
  Granted................................................   2,488,300         21.84
  Options issued to Old Dean option holders(1)...........   5,370,224         23.08
  Canceled...............................................    (581,636)        23.20
  Exercised..............................................  (2,265,570)        19.48
                                                           ----------
Outstanding at December 31, 2001.........................  14,063,860        $21.16
  Granted................................................   5,140,929         30.92
  Canceled(2)............................................  (2,865,281)        22.40
  Exercised..............................................  (3,300,488)        20.68
                                                           ----------
Outstanding at December 31, 2002.........................  13,039,020        $24.83
                                                           ==========
Exercisable at December 31, 2000.........................   4,801,706        $19.25
Exercisable at December 31, 2001.........................   9,702,184         21.57
Exercisable at December 31, 2002.........................   5,998,065         21.63

---------------

(1) In connection with our acquisition of Old Dean, all options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 5.4 million shares of our common stock. Also, the acquisition triggered certain "change in control" rights contained in the option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 1.6 million shares were surrendered. See Note 2 to our Consolidated Financial Statements.

(2) The acquisition of Old Dean triggered certain "change in control" rights contained in the Old Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 1.6 million shares were surrendered.

     The following table summarizes information about options outstanding and exercisable at December 31, 2002:

                                    OPTIONS OUTSTANDING
                     -------------------------------------------------        OPTIONS EXERCISABLE
                                   WEIGHTED-AVERAGE                      ------------------------------
      RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
  EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ----------------   -----------   ----------------   ----------------   -----------   ----------------
  $    0 to $10.13      194,884          3.00              $ 6.41           194,884         $ 6.41
    13.53 to 15.21      932,284          4.18              $14.59           932,284         $14.59
    16.31 to 21.82    4,930,914          7.18              $20.06         2,735,989         $19.58
    24.44 to 26.55      859,523          6.33              $24.93           834,925         $24.95
    28.13 to 30.53    5,517,485          8.35              $30.35           847,853         $29.37
  $32.63 to $37.16      603,930          7.41              $34.91           452,130         $34.50

                               DEAN FOODS COMPANY

     During 2002, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors' shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

                                                                               GRANT DATE
                                                                               FAIR VALUE
PERIOD                                                      NUMBER OF SHARES   PER SHARE
------                                                      ----------------   ----------
First quarter.............................................       1,876           $34.69
Second quarter............................................       2,968            37.97
Third quarter.............................................       2,670            37.16
Fourth quarter............................................       2,089            38.32

     Rights Plan -- On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Dean Foods Company. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $105.00, with a market value of up to two times the exercise price. At any time prior to such date, a required majority may redeem the rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our Board of Directors extends the term of, or redeems, the rights.

     Earnings Per Share -- Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The

                               DEAN FOODS COMPANY
following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

                                                        YEAR ENDED DECEMBER 31
                                               ----------------------------------------
                                                   2002          2001          2000
                                               ------------   -----------   -----------
Basic EPS computation:
  Numerator:
     Income from continuing operations.......  $    267,751   $   112,001   $   110,115
  Denominator:
     Average common shares...................    90,020,849    56,302,796    56,390,086
  Basic EPS from continuing operations.......  $       2.97   $      1.99   $      1.95
Diluted EPS computation:
  Numerator:
     Income from continuing operations.......  $    267,751   $   112,001   $   110,115
     Net effect on earnings from conversion
       of mandatorily redeemable convertible
       preferred securities..................        21,324        21,324        21,334
                                               ------------   -----------   -----------
     Income applicable to common stock.......  $    289,075   $   133,325   $   131,449
                                               ============   ===========   ===========
  Denominator:
     Average common shares -- basic..........    90,020,849    56,302,796    56,390,086
     Stock option conversion(1)..............     3,421,831     2,147,786     1,587,360
     Dilutive effect of conversion of
       mandatorily redeemable convertible
       preferred securities..................    15,333,256    15,333,566    15,365,082
                                               ------------   -----------   -----------
Average common shares -- diluted.............   108,775,936    73,784,148    73,342,528
                                               ============   ===========   ===========
Diluted EPS from continuing operations.......  $       2.66   $      1.81   $      1.79

---------------

(1) Stock option conversion excludes anti-dilutive shares of 175,770; 1,206,546; and 2,180,202 at December 31, 2002, 2001 and 2000, respectively.

     Securities Repurchases -- On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We depleted the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100 million to $400 million. On November 2, 2000 the Board authorized a further increase to $500 million. On each of January 8, 2003 and February 12, 2003, the Board authorized additional increases of

                               DEAN FOODS COMPANY

$150 million each. See Note 24. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2002.

                                                        NO. OF SHARES OF
                                                          COMMON STOCK
PERIOD                                                    REPURCHASED      PURCHASE PRICE
------                                                  ----------------   --------------
Third Quarter 1998....................................      2,000,000      $ 30.4 million
Fourth Quarter 1998...................................      1,020,800        15.6 million
Second Quarter 1999...................................        159,400         3.0 million
Third Quarter 1999....................................      3,701,030        66.7 million
Fourth Quarter 1999...................................      6,973,016       128.4 million
First Quarter 2000....................................      1,377,600        27.2 million
Second Quarter 2000...................................      1,932,130        42.2 million
Third Quarter 2000....................................      3,174,000        77.0 million
Fourth Quarter 2000...................................         80,000         2.1 million
First Quarter 2001....................................        246,668         6.1 million
Fourth Quarter 2002...................................      2,750,800       101.2 million
                                                           ----------      --------------
          Total.......................................     23,415,444      $499.9 million
                                                           ==========      ==============

     As of March 25, 2003, $171.6 million remains available for spending under this program.

     Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

                               DEAN FOODS COMPANY

13.  OTHER COMPREHENSIVE INCOME

     Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 2002 and 2001 are included below.

                                                                 TAX BENEFIT
                                                      PRE-TAX     (EXPENSE)
                                                       INCOME    AND MINORITY     NET
                                                       (LOSS)      INTEREST      AMOUNT
                                                      --------   ------------   --------
                                                                (IN THOUSANDS)
Accumulated other comprehensive income, December 31,
  2000..............................................  $ (2,394)    $  1,283     $ (1,111)
Cumulative translation adjustment...................    (3,676)       1,444       (2,232)
Cumulative effect of accounting change..............   (16,278)       9,875       (6,403)
Net change in fair value of derivative
  instruments.......................................   (44,844)      28,474      (16,370)
Amounts reclassified to income statement related to
  derivatives.......................................    17,230      (10,298)       6,932
Reclassification of minority interest portion on
  derivative fair values............................                (10,033)     (10,033)
Minimum pension liability adjustment................    (1,059)         433         (626)
                                                      --------     --------     --------
Accumulated other comprehensive income, December 31,
  2001..............................................  $(51,021)    $ 21,178     $(29,843)
Cumulative translation adjustment...................    13,392       (4,984)       8,408
Net change in fair value of derivative
  instruments.......................................   (74,332)      27,529      (46,803)
Amounts reclassified to income statement related to
  derivatives.......................................    38,945      (14,931)      24,014
Minimum pension liability adjustment................   (18,668)       7,187      (11,481)
                                                      --------     --------     --------
Accumulated other comprehensive income, December 31,
  2002..............................................  $(91,684)    $ 35,979     $(55,705)
                                                      ========     ========     ========

14.  EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2002, 2001 and 2000, our retirement and profit sharing plan expenses were as follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Defined benefit plans...................................  $11,597   $   989   $ 2,425
Defined contribution plans..............................   14,836    15,821   $ 6,504
Multi-employer pension plans............................    4,326     5,671     5,599
                                                          -------   -------   -------
                                                          $30,759   $22,481   $14,528
                                                          =======   =======   =======

     Defined Benefit Plans -- The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

                               DEAN FOODS COMPANY

     The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year.....................  $   280,281   $   89,370
  Service cost..............................................        1,581        1,594
  Interest cost.............................................       18,954        6,671
  Plan participants' contributions..........................          332
  Plan amendments...........................................                        60
  Assumption change.........................................          525          620
  Actuarial (gain)/loss.....................................        1,163        4,346
  Acquisition...............................................       23,750      186,506
  Divestiture...............................................                      (580)
  Curtailment...............................................                      (285)
  Effect of settlement......................................                      (981)
  Benefits paid.............................................      (65,219)      (7,149)
  Other.....................................................                       109
                                                              -----------   ----------
Benefit obligation at end of year...........................      261,367      280,281
                                                              -----------   ----------
Change in plan assets:
Fair value of plan assets at beginning of year..............      178,251       92,753
  Actual return on plan assets..............................      (19,718)      (5,150)
  Acquisition...............................................        2,609       99,012
  Divestiture...............................................                      (609)
  Employer contribution.....................................       28,752          579
  Plan participants' contributions..........................           84
  Effect of settlement......................................                    (1,270)
  Benefits paid.............................................      (65,219)      (7,149)
  Other.....................................................                        85
                                                              -----------   ----------
Fair value of plan assets at end of year....................      124,759      178,251
                                                              -----------   ----------
Funded status...............................................     (136,608)    (102,030)
  Unrecognized net transition obligation....................        1,106          573
  Unrecognized prior service cost...........................        2,223        2,803
  Unrecognized net (gain)/loss..............................       43,589        9,976
  Minimum liability adjustment..............................                    (2,809)
                                                              -----------   ----------
Net amount recognized.......................................  $   (89,690)  $  (91,487)
                                                              ===========   ==========

                               DEAN FOODS COMPANY

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2002          2001
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Amounts recognized in the statement of financial position
  consist of:
  Prepaid benefit cost......................................  $     1,138   $    2,335
  Accrued benefit liability.................................     (114,035)     (95,650)
  Intangible asset..........................................        3,913        1,202
  Accumulated other comprehensive income....................       19,294          626
                                                              -----------   ----------
Net amount recognized.......................................  $   (89,690)  $  (91,487)
                                                              ===========   ==========
Weighted-average assumptions as of December 31:
Discount rate...............................................    6.50-6.75%        7.25%
Expected return on plan assets..............................    6.75-8.50%   6.75-9.00%
Rate of compensation increase...............................         4.00%      0-5.00%

                                                                 DECEMBER 31
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.........................................  $  1,581   $ 1,594   $ 2,274
  Interest cost........................................    18,954     6,671     6,573
  Effect of curtailment................................                 311    (3,899)
  Expected return on plan assets.......................   (15,142)   (7,647)   (8,204)
Amortizations:
  Unrecognized transition (asset)/obligation...........       106       106       140
  Prior service cost...................................       190       207       147
  Unrecognized net (gain)/loss.........................       332       (47)     (622)
  Divestiture change...................................                 148
  Effect of Settlement.................................     3,031
                                                         --------   -------   -------
Net periodic benefit cost..............................  $  9,052   $ 1,343   $(3,591)
                                                         ========   =======   =======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $240.9 million, $223.4 million and $120.4 million, respectively, as of December 31, 2002 and $82.8 million, $81.3 million, and $67.8 million, respectively, as of December 31, 2001.

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

     Multi-Employer Pension Plans -- Certain of our subsidiaries contribute to various multi-employer union pension plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal

                               DEAN FOODS COMPANY
from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

15.  POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

     The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

                                                                   DECEMBER 31
                                                            --------------------------
                                                                2002          2001
                                                            ------------   -----------
                                                                  (IN THOUSANDS)
Change in benefit obligation:
Benefit obligation at beginning of year...................  $     20,605   $     6,892
  Service cost............................................         1,039           140
  Interest cost...........................................         1,139           504
  Plan participants' contributions........................           195           157
  Plan amendments.........................................          (337)       (2,111)
  Assumption change.......................................        (4,873)         (222)
  Actuarial (gain)/loss...................................         4,249         2,124
  Acquisitions............................................         1,152        13,793
  Benefits paid...........................................        (2,191)         (672)
  Effect of curtailment...................................          (165)
                                                            ------------   -----------
Benefit obligation at end of year.........................        20,813        20,605
Fair value of plan assets at end of year..................
                                                            ------------   -----------
Funded status.............................................  $    (20,813)      (20,605)
  Unrecognized prior service cost.........................        (2,760)       (2,633)
  Unrecognized net (gain)/loss............................         6,056         2,106
                                                            ------------   -----------
Net amount recognized.....................................  $    (17,517)  $   (21,132)
                                                            ============   ===========
Initial rate..............................................    8.33-12.00%   8.00-11.00%
Ultimate rate.............................................     5.00-6.00%    5.00-6.00%
Year of ultimate rate achievement.........................     2008-2014     2008-2015

                               DEAN FOODS COMPANY

                                                                  DECEMBER 31
                                                              --------------------
                                                               2002    2001   2000
                                                              ------   ----   ----
                                                                 (IN THOUSANDS)
Components of net periodic benefit cost:
  Service and interest cost.................................  $2,178   $644   $479
Amortizations:
  Prior service cost........................................    (210)   (43)   (51)
  Unrecognized net (gain)/loss..............................     133    (43)
  Recognized net actuarial loss from curtailment............            217     65
                                                              ------   ----   ----
Net periodic benefit cost...................................  $2,101   $775   $493
                                                              ======   ====   ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

                                                            1-PERCENTAGE-    1-PERCENTAGE-
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...      $  179           $(157)
Effect on post-retirement obligation......................       1,123            (990)

16.  PLANT CLOSING COSTS

     Plant Closing Costs -- As part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs during 2002, 2001 and 2000 in the amount of $19.1 million, $9.6 million and $2.7 million, respectively. In addition, our share of Consolidated Container Company's restructuring charges were expenses of $1.7 million and income of $0.8 million during 2001 and 2000, respectively. These amounts were reported as an adjustment to equity in earnings of unconsolidated affiliates.

     The charges recorded during 2002 are related to the closing of Dairy Group plants in Bennington, Vermont and Toledo, Ohio, a Dairy Group distribution facility in Winchester, Virginia, and one Morningstar plant in Tempe, Arizona. The charges also reflect additional costs related to severance on the closing of our dairy plant in Port Huron, Michigan in 2001, the shutdown of an ice cream production line at our Englewood, Colorado plant and the closing of a plant's administrative offices in Grand Rapids, Michigan in our Dairy Group.

     During 2001, we recorded charges related to the closing of three Dairy Group plants with consolidation of production into other plants. The plants closed during 2001 were our processing facilities in Canton, Mississippi, Corpus Christi, Texas and Port Huron, Michigan.

     The charges recorded for our integration and cost reduction programs in 2000 reflect several approved efficiency and integration efforts including restructuring of our corporate office departments and closing of our Hartford, Connecticut plant.

     The principal components of these plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 451 people in 2002, 198 people in 2001 and 114 people in 2000, who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except 66 employees had been terminated as of December 31, 2002;

     - Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

                               DEAN FOODS COMPANY

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

     - Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2002 was approximately $3.5 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

     Activity with respect to plant closing and other non-recurring costs for 2002 is summarized below:

                                            BALANCE AT                          BALANCE AT
                                           DECEMBER 31,                        DECEMBER 31,
                                               2001       CHARGES   PAYMENTS       2002
                                           ------------   -------   --------   ------------
                                                            (IN THOUSANDS)
Cash charges:
  Workforce reduction costs..............     $  668      $ 4,576   $(1,362)      $3,882
  Shutdown costs.........................        460        1,468      (271)       1,657
  Lease obligations after shutdown.......        119          563       (14)         668
  Other..................................        253        1,190      (657)         786
                                              ------      -------   -------       ------
Subtotal.................................     $1,500        7,797   $(2,304)      $6,993
                                              ======                =======       ======
Noncash charges:
  Write-down of property, plant and
     equipment...........................                  11,253
                                                          -------
Total charges............................                 $19,050
                                                          =======

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
                                                           ======

     There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at December 31, 2002 are expected to be completed within a year.

     Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrued costs in 2002 and 2001 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize

                               DEAN FOODS COMPANY
production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Old Dean. Plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We have also eliminated Old Dean's administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, relocated production between plants and are shutting down two pickle tank yards as part of our overall integration and efficiency efforts related to our acquisition of Old Dean.

     The principal components of the plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 839 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of December 31, 2002, 116 employees had not yet been terminated;

     - Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

     Activity with respect to these acquisition liabilities for 2002 is summarized below:

                                            ACCRUED                              ACCRUED
                                           CHARGES AT                           CHARGES AT
                                          DECEMBER 31,                         DECEMBER 31,
                                              2001       ACCRUALS   PAYMENTS       2002
                                          ------------   --------   --------   ------------
                                                           (IN THOUSANDS)
Workforce reduction costs...............    $20,029      $11,205    $(22,232)    $ 9,002
Shutdown costs..........................     12,621        7,880      (8,864)     11,637
                                            -------      -------    --------     -------
Total...................................    $32,650      $19,085    $(31,096)    $20,639
                                            =======      =======    ========     =======

     Activity with respect to these acquisition liabilities for 2001 is summarized below:

                                            ACCRUED                              ACCRUED
                                           CHARGES AT                           CHARGES AT
                                          DECEMBER 31,                         DECEMBER 31,
                                              2000       ACCRUALS   PAYMENTS       2001
                                          ------------   --------   --------   ------------
                                                           (IN THOUSANDS)
Workforce reduction costs...............    $   997      $19,357    $   (325)    $20,029
Shutdown costs..........................      7,271        8,647      (3,297)     12,621
                                            -------      -------    --------     -------
Total...................................    $ 8,268      $28,004    $ (3,622)    $32,650
                                            =======      =======    ========     =======

17.  SHIPPING AND HANDLING FEES

     Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $951.9 million, $639.2 million and $591.1 million during 2002, 2001 and 2000, respectively.

                               DEAN FOODS COMPANY

18.  OTHER OPERATING (INCOME) EXPENSE

     During the fourth quarter of 2001, we recognized a net of $17.3 million of other operating income which includes the following:

     - A gain of $47.5 million on the divestiture of the plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean. The gain represented the difference between fair value and the carrying value of the plants;

     - An expense of $28.5 million resulting from a payment to Dairy Farmers of America as consideration for certain modifications to our existing milk supply arrangements; and

     - An expense of $1.7 million resulting from the impairment in value of a water plant.

19.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Cash paid for interest and financing charges, net of
  capitalized interest...............................  $224,561   $139,984   $142,205
Cash paid for taxes..................................    44,738     24,983     31,883
Noncash transactions:
  Issuance of common stock in connection with
     business acquisitions...........................              739,366
  Issuance of subsidiary preferred and common
     securities in connection with two
     acquisitions....................................                         340,336
  Operations of 11 plants in connection with
     acquisition of minority interest................              287,989

20.  COMMITMENTS AND CONTINGENCIES

     Leases -- We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $124.5 million, $86.9 million and $66.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Buildings and improvements..................................  $   588   $11,251
Machinery and equipment.....................................    9,200     4,666
Less accumulated amortization...............................   (5,347)   (1,973)
                                                              -------   -------
                                                              $ 4,441   $13,944
                                                              =======   =======

                               DEAN FOODS COMPANY

     Future minimum payments at December 31, 2002, under non-cancelable capital and operating leases with terms in excess of one year are summarized below:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2003........................................................  $  768    $ 79,750
2004........................................................     319      69,113
2005........................................................     195      55,362
2006........................................................     140      44,018
2007........................................................     116      37,241
Thereafter..................................................             118,101
                                                              ------    --------
Total minimum lease payments................................  $1,538    $403,585
                                                                        ========
Less amount representing interest...........................    (154)
                                                              ------
Present value of capital lease obligations..................  $1,384
                                                              ======

     Contingent Obligations Related to Milk Supply Arrangements -- On December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Because this note was delivered in connection with our acquisition of DFA's minority interest in our Dairy Group, we originally recorded the note as part of the purchase consideration and it was reflected on our balance sheet in "other long-term liabilities". However, we now believe that payments we make under this note, if any, should be expensed as incurred. Accordingly, the purchase consideration and the note obligation have been removed from our 2001 balance sheet.

     Also as part of the same transaction, we amended a milk supply agreement with DFA to provide that:

     - If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean's plants by either (i) June 2003, or
       (ii) with respect to certain other plants, the end of the 6th full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

     - If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

we must pay DFA liquidated damages determined and paid on a plant-by-plant basis, based generally on the amount of raw milk used by that plant, up to an aggregate maximum of $47 million. Liquidated damages would be payable in arrears in equal, quarterly installments over a 5-year period, without interest. If we are required to pay any such liquidated damages, the principal amount of the $40 million subordinated promissory note described above will be reduced by an amount equal to 25% of the liquidated damages paid. We cannot currently estimate the amount of damages that we may have to pay, if any.

                               DEAN FOODS COMPANY

     Contingent Obligations Related to White Wave Acquisition -- On May 9, 2002, we completed the acquisition of White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we have agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the "Incentive Period") and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

     - If cumulative net sales during the Incentive Period are between $382.5 million and $450 million, the bonus paid will scale ratably (meaning $129,630 for each $1 million of net sales) between $26.025 million and $35.0 million; and

     - If cumulative net sales exceed $450 million during the Incentive Period, additional amounts will be paid as follows:

      - First $50 million above $450 million net sales: 10% of amount in excess of $450 million, plus

      - Second $50 million above $450 million net sales: 15% of amount in excess of $500 million, plus

      - In excess of $550 million net sales: 20% of amount in excess of $550 million.

We currently expect the aggregate amount of bonuses payable under White Wave's Performance Bonus Plan to be in the range of $35 million to $40 million, and we have recorded quarterly accruals based on the aggregate amount that we expect to pay. Key employees of White Wave are also entitled to receive certain payments if they are terminated without cause (or as a result of death or incapacity) during the Incentive Period.

     Contingent Obligations Related to Divested Operations -- We have sold several businesses in recent years. In each case, we have retained certain known contingent liabilities related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained liabilities and to fulfill our indemnification obligation. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.

     Enron -- In 1999, we entered into an Energy Program Agreement with Enron Energy Services pursuant to which we contracted to purchase electricity for certain of our plants at a discounted rate for a ten-year period. Under the agreement, Enron (i) supplied (or arranged for the supply of) utilities to our facilities and paid the costs of such utilities directly to the utility suppliers, and (ii) made certain capital improvements at certain of our facilities in an effort to reduce our utility consumption, all in exchange for one monthly payment from us. In November 2001, Enron stopped performing under the agreement and in December 2001, Enron filed for bankruptcy protection. Shortly thereafter, Enron rejected our contract. In order to compensate us for our lost savings, the Energy Program Agreement provided for formula-based liquidated damages. We have filed a claim in Enron's bankruptcy for our damages. We have received correspondence from Enron demanding payment of certain amounts that Enron alleges we owe under the agreement. We have disputed the validity of Enron's claim and are in the process of attempting to negotiate an agreement with Enron for the settlement of our claims against each other. We cannot estimate the outcome of any settlement with Enron. However, we do not expect the settlement to have a material adverse impact on our financial position, results of operations or cash flows.

     Litigation, Investigations and Audits -- We are party, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may

                               DEAN FOODS COMPANY
incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Pursuant to SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2002 and 2001. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.

     We have senior notes with an aggregate face value of $700 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2002. These notes were issued by Old Dean prior to our acquisition of Old Dean, and had a fair market value of $702.8 million at December 31, 2002.

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

                                                 2002                            2001
                                     -----------------------------   -----------------------------
                                     CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
                                      OF LIABILITY    OF LIABILITY    OF LIABILITY    OF LIABILITY
                                     --------------   ------------   --------------   ------------
                                                            (IN THOUSANDS)
Senior notes.......................    $(656,951)      $(702,830)      $(658,211)      $(658,211)
Interest rate agreements...........      (80,431)        (80,431)        (44,140)        (44,140)

22.  SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Segment Information -- We currently have three reportable segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. Morningstar/White Wave manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, specialty products such as lactose-reduced milk and extended shelf-life milks, as well as certain other refrigerated and extended shelf-life products. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, aseptic sauces and puddings and nutritional beverages. We obtained Specialty Foods as part of our acquisition of Old Dean on December 21, 2001. Our Spanish operation does not meet the definition of a segment and is reported in "Corporate/Other." Prior periods have been restated to remove the results of our Puerto Rico operations, which has been reclassified as a discontinued operation.

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

                               DEAN FOODS COMPANY

Group segment in 2001. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Net sales to external customers:
  Dairy Group(1).................................  $7,061,538   $5,042,836   $4,650,590
  Morningstar/White Wave(2)......................   1,056,751      741,992      684,054
  Specialty Foods................................     673,604       18,709
  Corporate/Other(3).............................     199,571      171,018      165,068
                                                   ----------   ----------   ----------
  Total..........................................  $8,991,464   $5,974,555   $5,499,712
                                                   ==========   ==========   ==========
Intersegment sales:
  Dairy Group....................................  $   31,340   $   14,133   $   14,680
  Morningstar/White Wave.........................     103,686       90,476       60,213
  Specialty Foods................................      16,287
                                                   ----------   ----------   ----------
  Total..........................................  $  151,313   $  104,609   $   74,893
                                                   ==========   ==========   ==========
Operating income:
  Dairy Group(4).................................  $  520,935   $  323,755   $  289,630
  Morningstar/White Wave(5)......................     111,668      104,294      100,944
  Specialty Foods................................      98,874        2,168
  Corporate/Other(3)(6)..........................     (68,870)     (45,104)     (31,853)
                                                   ----------   ----------   ----------
  Total..........................................     662,607      385,113      358,721
Other (income) expense:
  Interest expense and financing charges(3)......     231,263      130,130      140,670
  Equity in (loss) earnings of unconsolidated
     affiliates..................................       7,899       23,620      (11,453)
  Other (income) expense, net(3).................       2,660        4,817         (233)
                                                   ----------   ----------   ----------
  Consolidated earnings before tax...............  $  420,785   $  226,546   $  229,737
                                                   ==========   ==========   ==========
Depreciation and amortization:
  Dairy Group....................................  $  114,354   $  113,780   $  105,717
  Morningstar/White Wave.........................      25,216       24,574       22,849
  Specialty Foods................................      14,101          353
  Corporate/Other(3).............................      20,323        7,191        7,306
                                                   ----------   ----------   ----------
  Total..........................................  $  173,994   $  145,898   $  135,872
                                                   ==========   ==========   ==========
Assets:
  Dairy Group....................................  $4,415,139   $4,882,224   $2,912,231
  Morningstar/White Wave.........................   1,071,095      858,656      424,819
  Specialty Foods................................     617,210      625,382
  Corporate/Other................................     478,822      325,635      443,428
                                                   ----------   ----------   ----------
  Total..........................................  $6,582,266   $6,691,897   $3,780,478
                                                   ==========   ==========   ==========

                               DEAN FOODS COMPANY

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Capital expenditures:
  Dairy Group....................................  $  162,493   $   89,125   $   90,901
  Morningstar/White Wave.........................      61,765       37,401       28,162
  Specialty Foods................................      11,176
  Corporate/Other(3).............................       6,548        4,684        5,463
                                                   ----------   ----------   ----------
  Total..........................................  $  241,982   $  131,210   $  124,526
                                                   ==========   ==========   ==========

---------------

(1) Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09, "Accounting for Consideration Given By a Vendor to a Customer." The net effect was to decrease net sales by $8.8 million and $9.7 million in 2001 and 2000, respectively.

(2) Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09 "Accounting for Consideration Given By a Vendor to a Customer." The net effect was to decrease net sales by $24.9 million and $20.2 million in 2001 and 2000, respectively.

(3) Balances have been adjusted to remove our Puerto Rico operations which have been reclassified as discontinued operations.

(4) Operating income includes plant closing and other charges of $14.1 million, $9.6 million and $2.1 million in 2002, 2001 and 2000, respectively. Operating income in 2001 includes a gain of $47.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods and an impairment charge of $1.7 million on a water plant. Operating income in 2000 includes litigation settlement costs of $7.5 million.

(5) Operating income includes plant closing and other non-recurring charges of $4.9 million in 2002.

(6) Operating income in 2001 includes an expense of $28.5 million resulting from certain changes to our milk supply agreement.

  Geographic Information

                                         REVENUES                    LONG-LIVED ASSETS
                           ------------------------------------   -----------------------
                              2002         2001         2000         2002         2001
                           ----------   ----------   ----------   ----------   ----------
                                                   (IN THOUSANDS)
Geographic Information
  United States(1).......  $8,791,893   $5,803,535   $5,334,645   $5,137,695   $4,947,908
  Puerto Rico(2).........                                                         124,079
  Europe.................     199,571      171,020      165,067      126,984      118,022
                           ----------   ----------   ----------   ----------   ----------
     Total...............  $8,991,464   $5,974,555   $5,499,712   $5,264,679   $5,190,009
                           ==========   ==========   ==========   ==========   ==========

---------------

(1) Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09, "Accounting for Consideration Given By a Vendor to a Customer." The net effect was to decrease net sales by $33.7 million and $29.9 million in 2001 and 2000, respectively.

(2) Revenues have been restated to remove revenues related to our Puerto Rico operations, which have been reclassified as discontinued operations.

     Major Customers -- Our Dairy Group had one customer that represented greater than 10% of its 2002 sales. Approximately 10% of our consolidated 2002 sales were to that same customer.

                               DEAN FOODS COMPANY

23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the unaudited quarterly results of operations for 2002 and 2001. Financial information for all periods has been adjusted to remove our Puerto Rico operations, which have been reclassified as discontinued operations.

                                                            QUARTER
                                       -------------------------------------------------
                                         FIRST        SECOND       THIRD        FOURTH
                                       ----------   ----------   ----------   ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
2002:
Net sales............................  $2,226,220   $2,295,243   $2,229,726   $2,240,275
Gross profit.........................     544,832      600,457      593,420      609,982
Income from continuing
  operations(1)......................      54,662       74,031       68,007       71,051
Net income(1)(2).....................     (29,624)      73,227       68,699       63,114
Basic earnings per common share(3):
  Income from continuing
     operations......................         .62          .82          .75          .78
  Net income.........................        (.33)         .81          .76          .70
Diluted earnings per common share
  (3):
  Income from continuing
     operations......................         .56          .73          .67          .70
  Net income.........................        (.23)         .72          .68          .63
2001:
Net sales(4).........................  $1,409,385   $1,461,280   $1,492,621   $1,611,269
Gross profit.........................     335,803      342,063      341,286      381,145
Income from continuing
  operations(5)......................      22,771       33,235       28,558       27,437
Net income(3)........................      22,071(6)     34,603      29,422       23,734(7)
Basic earnings per common share(3):
  Income from continuing
     operations......................         .42          .60          .51          .46
  Net income.........................         .40          .63          .53          .40
Diluted earnings per common share(3):
  Income from continuing operations
     change..........................         .39          .53          .46          .42
  Net income.........................         .38          .55          .47          .37

---------------

(1) The results for the first, second, third and fourth quarters include plant closing and other nonrecurring charges, net of taxes, of $0.8 million, $3.2 million, $3.1 million and $4.7 million, respectively. Results in the fourth quarter also include a $6.3 million loss related to our investment in Consolidated Container Company.

(2) The results of the first quarter include $85 million net loss for the impairment of goodwill and other intangible assets in accordance with our adoption of SFAS No. 142 in the first quarter of 2002. The results for the first, second, third and fourth quarters include income from discontinued operations of $0.7 million, $(0.8) million, $0.7 million and $0.3 million, respectively.

(3) Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(4) Net results have been restated to reflect the adoption of EITF Issue No. 01-09, "Accounting for Consideration Given By a Vendor to a Customer." The net effect was to decrease net sales by

                               DEAN FOODS COMPANY

    $8.9 million, $9.2 million, $7.6 million and $8 million for the first, second, third and fourth quarters, respectively.

(5) The results for the first, third and fourth quarters include plant closing and other non-recurring charges, net of minority interest when applicable, of $0.3 million, $1 million and $4.5 million, respectively. Results in the fourth quarter also include a gain of $29.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods, an expense of $17.4 million resulting from certain changes to our milk supply agreements, an impairment charge of $0.7 million, net of minority interest, on a water plant, a charge of $12.9 million related to the impairment of our investment in Consolidated Container Company, and a charge of $2.7 million resulting from the impairment of two small investments. All amounts are net of income taxes.

(6) Results for the first quarter of 2001 include a cumulative effect of accounting change expense of $1.4 million related to our adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities."

(7) Included in the results for the fourth quarter of 2001 is an extraordinary loss of $4.3 million for the write-off of deferred financing costs related to the early retirement of our former credit facilities.

24.  SUBSEQUENT EVENTS

     Aircraft Leases --On August 1, 2000, we entered into a five-year aircraft lease agreement with Neptune Colorado LLC, a limited liability company owned by Gregg Engles (our Chief Executive Officer and Chairman of our Board of Directors) and Pete Schenkel (President of our Dairy Group and also a member of our Board of Directors). Pursuant to the lease agreement, we agreed to lease an airplane from Neptune Colorado at a rate of $1,000 per hour for each hour of flight with a minimum of 40 hours of flight per month. We also agreed to pay a non-refundable equipment reserve charge equal to $83.10 per engine hour used during the term of the agreement, with reserve funds being used by the lessor for engine overhauls, removal or replacement during the term of the agreement. Under the lease, we are responsible for paying certain taxes related to and insurance for the airplane, as well as operating costs, landing and customs fees, storage charges and any fines or penalties arising from the operation or use of the airplane. We paid an aggregate of $0.5 million in 2002, $0.6 million in 2001 and $0.2 million in 2000 to Neptune Colorado, LLC under the lease.

     In June 2001, we entered into a six-year aircraft lease agreement with Curan, LLC, a limited liability company also owned by Gregg Engles and Pete Schenkel. Pursuant to the lease agreement, we agreed to lease an airplane from Curan at a rate of $122,000 per month. We were required to set up a non-refundable equipment reserve account, the amount of which was determined periodically by a third party. Reserve funds were used by the lessor for engine overhauls, removal or replacement during the term of the agreement. We are responsible for paying certain taxes related to and insurance for the airplane, as well as operating costs, landing and customs fees, storage charges and any fines or penalties arising from our operation or use of the airplane. We paid an aggregate of $1.6 million and $0.9 million to Curan, LLC during 2002 and 2001, respectively.

     On March 24, 2003, the independent members of our Board of Directors voted to purchase Neptune Colorado LLC and Curan, LLC from Messrs. Engles and Schenkel, after determining that it would be in our best interests to own the aircraft rather than to lease the aircraft pursuant to the terms of the existing leases. As consideration for the purchase of the lessor companies from Messrs. Engles and Schenkel, we will assume the indebtedness that the lessor entities incurred to finance the purchase of the aircraft. No other consideration will be paid to Mr. Engles or Mr. Schenkel, directly or indirectly. The aggregate principal balance of the indebtedness that we will assume is approximately $9.6 million, which approximates the current fair market value of the aircraft. The indebtedness is secured by the aircraft. The lessor entities have no assets or liabilities other than the aircraft, certain cash and the related purchase money indebtedness. As part of the transaction, we will receive cash in the amount of approximately $100,000, which is the balance of the

                               DEAN FOODS COMPANY
equipment reserves that were established under the leases. Because the market value of the assets we will acquire in the transaction is equal to the value of the liabilities that we will assume, there will be no income statement impact related to the transaction. We expect to complete the transaction in March 2003.

     Securities Repurchases -- On each of January 8, 2003 and February 12, 2003, our Board of Directors approved $150 million increases to the authorized amount of our stock repurchase program. Between January 1, 2003 and March 24, 2003, we spent approximately $129 million to repurchase approximately 3.24 million shares of our common stock for an average price of $39.72 per share. At March 25, 2003, approximately $171.6 million remains available under our current authorization.

     On March 17, 2003, we announced a partial redemption of our trust-issued preferred securities ("TIPES"). TIPES with an aggregate liquidation value of $100 million will be redeemed on April 17, 2003 at a redemption price of $51.0315 per security. Holders of TIPES that have been called for redemption have the option to convert their TIPES into shares of our common stock instead of receiving the cash redemption price. Approximately $500 million of TIPES will remain outstanding following completion of this partial redemption.

     Hedging Transactions -- In January 2003, we entered into forward starting swaps that began in March 2003 with a notional amount of $400 million. These swaps all expire in December 2003 and the fixed interest rates range between 1.47% to 1.48%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility.

25.  RELATED PARTY TRANSACTIONS

     Real Property Lease -- We lease the land for our Franklin, Massachusetts plant from a partnership in which Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon's family.) The lease payments totaled $0.7 million in 2002 and $0.6 million in each of 2001 and 2000.

     Minority Interest in Consolidated Container Holding Company -- We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an 89.5% interest. Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, and his brother, Peter Bernon, collectively own the remaining 10.5% of Franklin Plastics, Inc.

     Aircraft Leases -- See Note 24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2003 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2003 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2003 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2003 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES

     Based on their evaluation, as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13-a and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2003 Annual Meeting of Stockholders.

                                    PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   F-1
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-2
Consolidated Statements of Income for the years ended
  December 31, 2002 and 2001 and 2000.......................   F-3
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2002, 2001 and 2000..............   F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-5
Notes to Consolidated Financial Statements..................   F-6

FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report

     Schedule II -- Valuation and Qualifying Accounts

EXHIBITS

     See Index to Exhibits.

REPORTS ON FORM 8-K

     None.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DEAN FOODS COMPANY
                                          --------------------------------------
                                          Registrant

                                          By:    /s/ BARRY A. FROMBERG
                                          --------------------------------------
                                                    Barry A. Fromberg
                                               Executive Vice President and
                                                 Chief Financial Officer

Dated March 26, 2003

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

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----

                /s/ BARRY A. FROMBERG                    Principal Accounting Officer     March 26, 2003
 ---------------------------------------------------
                  Barry A. Fromberg


                 /s/ GREGG L. ENGLES                     Chief Executive Officer and      March 26, 2003
 ---------------------------------------------------        Chairman of the Board
                   Gregg L. Engles


                   /s/ ALAN BERNON                                 Director               March 26, 2003
 ---------------------------------------------------
                     Alan Bernon


                /s/ LEWIS M. COLLENS                               Director               March 26, 2003
 ---------------------------------------------------
                  Lewis M. Collens


                    /s/ TOM DAVIS                                  Director               March 26, 2003
 ---------------------------------------------------
                      Tom Davis


                /s/ STEPHEN L. GREEN                               Director               March 26, 2003
 ---------------------------------------------------
                  Stephen L. Green


                   /s/ JANET HILL                                  Director               March 26, 2003
 ---------------------------------------------------
                     Janet Hill


              /s/ JOSEPH S. HARDIN, JR.                            Director               March 26, 2003
 ---------------------------------------------------
                Joseph S. Hardin, Jr.


                   /s/ RONALD KIRK                                 Director               March 26, 2003
 ---------------------------------------------------
                     Ronald Kirk


             /s/ JOHN S. LLEWELLYN, JR.                            Director               March 26, 2003
 ---------------------------------------------------
               John S. Llewellyn, Jr.

                        NAME                                        TITLE                      DATE
                        ----                                        -----                      ----


                    /s/ JOHN MUSE                                  Director               March 26, 2003
 ---------------------------------------------------
                      John Muse


                /s/ HECTOR M. NEVARES                              Director               March 26, 2003
 ---------------------------------------------------
                  Hector M. Nevares


                /s/ P. EUGENE PENDER                               Director               March 26, 2003
 ---------------------------------------------------
                  P. Eugene Pender


                  /s/ PETE SCHENKEL                                Director               March 26, 2003
 ---------------------------------------------------
                    Pete Schenkel


                   /s/ JIM TURNER                                  Director               March 26, 2003
 ---------------------------------------------------
                     Jim Turner

                                 CERTIFICATION

I, Gregg Engles, certify that:

     1. I have reviewed this annual report on Form 10-K of Dean Foods Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ GREGG ENGLES
                                          --------------------------------------
                                                       Gregg Engles
                                                 Chief Executive Officer

Date: March 26, 2003

                                 CERTIFICATION

I, Barry A. Fromberg, certify that:

     1. I have reviewed this annual report on Form 10-K of Dean Foods Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ BARRY A. FROMBERG
                                          --------------------------------------
                                                    Barry A. Fromberg
                                                 Chief Financial Officer

Date: March 26, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Dean Foods Company
Dallas, Texas

     We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the "Company") (formerly known as Suiza Foods Corporation) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 24, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Dean Foods Company and subsidiaries, listed in Item 16. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003

                                                                     SCHEDULE II

                      DEAN FOODS COMPANY AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

     Allowance for doubtful accounts deducted from accounts receivable:

                                                                              RECOVERIES
                        BALANCE                                                   OF        WRITE-OFF OF
                       BEGINNING   CHARGED TO                                  ACCOUNTS     UNCOLLECTIBLE     BALANCE
YEAR                    OF YEAR      INCOME     ACQUISITIONS   DISPOSITIONS   WRITTEN OFF     ACCOUNTS      END OF YEAR
----                   ---------   ----------   ------------   ------------   -----------   -------------   -----------
                                                                (IN THOUSANDS)
2000.................   16,732        9,961        8,314          2,776            212         10,153         22,290
2001.................   22,290        5,030        9,391            469            168          8,259         28,151
2002.................   28,151       18,985        1,716             38          1,129         15,626         34,317

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
  2.1    --   Amended and Restated Reorganization Agreement (incorporated by reference from our Registration Statement on Form S-1
              (File No. 333-1858)).
  3.1    --   Amended and Restated Certificate of Incorporation
              (incorporated by reference from our 2002 Annual Report on
              Form 10-K (File No. 1-12755).
  3.2    --   Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June
              30, 1999 (File No. 1-12755)).
  4.1    --   Specimen of Common Stock Certificate (incorporated by
              reference from our 2002 Annual Report on Form 10-K (File No.
              1-12755).
  4.2    --   Registration Rights Agreement (incorporated by reference to our Registration Statement on Form S-1 (File No. 333-1858)).
  4.3    --   Rights Agreement dated March 6, 1998 among us and Harris
              Trust & Savings Bank, as rights agent, which includes as
              Exhibit A the Form of Rights Certificate (incorporated by
              reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
  4.4    --   Certificate of Trust related to our trust-issued preferred securities (incorporated by reference from our Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998
              (File No. 1-12755)).
  4.5    --   Amended and Restated Declaration of Trust related to our
              trust-issued preferred securities (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.6    --   Indenture for the 5.5% Convertible Subordinated Debentures,
              dated as of March 24, 1998, among us and Wilmington Trust
              Company, as Indenture Trustee (incorporated by reference
              from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.7    --   Form of 5.5% Preferred Securities (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.8    --   Form of 5.5% Convertible Subordinated Debenture
              (incorporated by reference from our Quarterly Report on Form
              10-Q for the quarter ended March 31, 1998 (File No.
              1-12755)).
  4.9    --   Preferred Securities Guarantee Agreement, dated as of March
              24, 1998, between us, as Guarantor, and Wilmington Trust
              Company, as Guarantee Trustee (incorporated by reference
              from our Quarterly Report on Form 10-Q for the quarter ended
              March 31, 1998 (File No. 1-12755)).
  4.10   --   Registration Rights Amendment, dated March 24, 1998, between us, Suiza Capital Trust II, and Donaldson, Lufkin, Jenrette
              Securities Corporation, Bear, Stearns & Co. Inc. and J.P.
              Morgan & Co. (incorporated by reference from our Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998
              (File No. 1-12755)).
*10.1    --   Fifth Amended and Restated 1997 Stock Option and Restricted
              Stock Plan (filed herewith).
*10.2    --   Amended and Restated 1989 Dean Foods Stock Awards Plan
              (filed herewith).
*10.3    --   Executive Deferred Compensation Plan (incorporated by
              reference from our Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1999 (File No. 1-12755)).
*10.4    --   Third Amended and Restated 1997 Employee Stock Purchase Plan
              (incorporated by reference from our 2002 Annual Report on
              Form 10-K (File No. 1-12755).
*10.5    --   Performance Bonus Plan for Steve Demos and certain other
              employees of White Wave, Inc. (incorporated by reference
              from our Quarterly Report on Form 10-Q for the quarter ended
              June 30, 2002 (File No. 1-12755)).
 10.6    --   Stockholders Agreement dated July 31, 1997 among us,
              Franklin Plastics, Peter M. Bernon and Alan J. Bernon
              (incorporated by reference from our Quarterly Report on Form
              10-Q for the quarter ended June 30, 1997, as amended on
              October 24, 1997 (File No. 1-12755)).

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 10.7    --   Contribution and Merger Agreement by and among Suiza Foods
              Corporation, Franklin Plastics, Inc. and affiliates, Vestar
              Packaging LLC, Reid Plastics Holdings, Inc. and affiliates,
              Consolidated Container Holdings LLC, Consolidated Container
              Company LLC and Reid Plastics Group LLC dated as of April
              29, 1999, as amended (incorporated by reference from our
              Current Report on Form 8-K dated July 19, 1999, File No.
              1-12755).
 10.8    --   Amendment No. 1 to Contribution and Merger Agreement dated
              June 28, 1999 (incorporated by reference from our Current
              Report on Form 8-K dated July 19, 1999, File No. 1-12755).
 10.9    --   Amended and Restated Limited Liability Company Agreement of
              Consolidated Container Holdings, LLC (incorporated by
              reference from our Current Report on Form 8-K dated July 19,
              1999, File No. 1-12755).
 10.10   --   Agreement and Plan of Merger dated April 4, 2001 among us,
              Old Dean and Blackhawk Acquisition Corp. (incorporated by
              reference from our Current Report on Form 8-K filed April 5,
              2001, File No. 1-12755).
 10.11   --   Amended and Restated Securities Purchase Agreement, dated
              December 21, 2001 (incorporated by reference to our 8-K
              dated January 7, 2002, File No. 1-12755).
 10.12   --   $2.7 million Credit Agreement dated July 31, 2001 among us and our senior lenders (incorporated by reference to our
              Quarterly Report on Form 10-Q for the quarter ended June 30,
              2001, File No. 1-12755).
 10.13   --   First Amendment to Credit Agreement dated December 19, 2001
              (incorporated by reference to our 8-K filed January 7, 2002,
              File No. 1-12755).
 10.14   --   Amendment No. 2 to Senior Credit Facility (incorporated by reference from our Quarterly Report on Form 10-Q for the
              quarter ended June 30, 2002, File No. 1-12755).
 10.15   --   Amended and Restated Receivables Purchase Agreement dated
              December 21, 2001 related to our receivables-backed loan
              (incorporated by reference to our Annual Report on Form 10-K for 2002, File No. 1-12755).
 10.16   --   Amended and Restated Receivables Sale Agreement dated
              December 21, 2001 (incorporated by reference to our Annual
              Report on Form 10-K for 2002, File No. 1-12755).
 10.17   --   Amended and Restated Receivables Transfer Agreement dated
              December 21, 2001 related to Morningstar Foods (incorporated by reference to our Annual Report on Form 10-K for 2002,
              File No. 1-12755).
*10.18   --   Form of Change in Control Agreement for our executive
              officers (filed herewith).
*10.19   --   Form of Change in Control Agreement for certain senior
              officers (filed herewith).
*10.20   --   Form of Change in Control Agreement for certain other
              officers (filed herewith).
*10.21   --   Form of Deferred Stock Unit Agreement (filed herewith).
 21      --   List of Subsidiaries (filed herewith).
 23      --   Consent of Deloitte & Touche LLP (filed herewith).
 99.1    --   Certification of Gregg Engles (filed herewith).
 99.2    --   Certification of Barry Fromberg (filed herewith).

---------------

* Management or compensatory contract