Form 10-Q
period 2003-03-31
DEAN FOODS CO/
filed 2003-05-15
CIK 931336

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-Q

 (MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



                                   OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                    COMMISSION FILE NUMBER 001-12755

                               DEAN FOODS COMPANY
           (Exact name of the registrant as specified in its charter)

                           (DEAN FOODS COMPANY LOGO)

                               ------------------

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

                               ------------------

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

    As of May 12, 2003 the number of shares outstanding of each class of common stock was:

                    Common Stock, par value $.01 89,966,531

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION

          Item 1 -- Financial Statements....................    3

          Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....   23

          Item 3 -- Quantitative and Qualitative Disclosures
          About Market Risk.................................   34

          Item 4 -- Controls and Procedures.................   35

PART II -- OTHER INFORMATION

          Item 6 -- Exhibits and Reports on Form 8-K........   36

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               DEAN FOODS COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               March 31,    December 31,
                                                                 2003           2002
                                                              -----------   ------------
                                                              (unaudited)
                           Assets
Current assets:
  Cash and cash equivalents.................................  $   26,780     $   45,896
  Accounts receivable, net..................................     629,425        656,938
  Inventories...............................................     418,403        400,347
  Deferred income taxes.....................................     151,347        158,337
  Prepaid expenses and other current assets.................      54,652         49,628
                                                              ----------     ----------
          Total current assets..............................   1,280,607      1,311,146
Property, plant and equipment, net..........................   1,645,269      1,628,424
Goodwill....................................................   3,038,804      3,035,417
Identifiable intangible and other assets....................     606,333        607,279
                                                              ----------     ----------
          Total.............................................  $6,571,013     $6,582,266
                                                              ==========     ==========


            Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable and accrued expenses.....................  $  952,644     $1,056,213
  Income taxes payable......................................      42,718         38,488
  Current portion of long-term debt.........................     185,228        173,442
                                                              ----------     ----------
          Total current liabilities.........................   1,180,590      1,268,143
Long-term debt..............................................   2,618,113      2,554,482
Other long-term liabilities.................................     234,289        236,915
Deferred income taxes.......................................     313,205        294,256
Mandatorily redeemable convertible trust issued preferred
  securities................................................     585,034        585,177
Commitments and contingencies (See Note 10)
Stockholders' equity:
  Common stock, 87,313,792 and 88,640,960 shares issued and
     outstanding............................................         873            886
  Additional paid-in capital................................     907,824        979,557
  Retained earnings.........................................     781,764        718,555
  Accumulated other comprehensive income....................     (50,679)       (55,705)
                                                              ----------     ----------
          Total stockholders' equity........................   1,639,782      1,643,293
                                                              ----------     ----------
          Total.............................................  $6,571,013     $6,582,266
                                                              ==========     ==========

           See notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)

                                                                  Three Months Ended
                                                                       March 31
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                                      (unaudited)
Net sales...................................................  $  2,144,878   $  2,226,220
Cost of sales...............................................     1,573,645      1,681,388
                                                              ------------   ------------
Gross profit................................................       571,233        544,832
Operating costs and expenses:
  Selling and distribution..................................       329,673        316,284
  General and administrative................................        84,632         79,291
  Amortization of intangibles...............................         1,636          2,212
  Plant closing costs.......................................        (1,690)         1,234
                                                              ------------   ------------
          Total operating costs and expenses................       414,251        399,021
                                                              ------------   ------------
Operating income............................................       156,982        145,811
Other (income) expense:
  Interest expense, net.....................................        46,871         50,520
  Financing charges on trust issued preferred securities....         8,395          8,395
  Equity in earnings of unconsolidated affiliates...........          (196)          (403)
  Other income, net.........................................          (467)          (280)
                                                              ------------   ------------
          Total other (income) expense......................        54,603         58,232
                                                              ------------   ------------
Income from continuing operations before income taxes and
  minority interest.........................................       102,379         87,579
Income taxes................................................        39,170         32,907
Minority interest in earnings...............................                            9
                                                              ------------   ------------
Income from continuing operations...........................        63,209         54,663
Income from discontinued operations, net of tax.............                          696
                                                              ------------   ------------
Income before cumulative effect of accounting change........        63,209         55,359
Cumulative effect of accounting change......................                      (84,983)
                                                              ------------   ------------
Net income (loss)...........................................  $     63,209   $    (29,624)
                                                              ============   ============
Average common shares: Basic................................    86,858,785     88,876,210
Average common shares: Diluted..............................   106,200,628    107,902,958
Basic earnings per common share:
  Income from continuing operations.........................  $       0.73   $       0.62
  Income from discontinued operations.......................                         0.01
  Cumulative effect of accounting change....................                        (0.96)
                                                              ------------   ------------
  Net income (loss).........................................  $       0.73   $      (0.33)
                                                              ============   ============
Diluted earnings per common share:
  Income from continuing operations.........................  $       0.65   $       0.55
  Income from discontinued operations.......................                         0.01
  Cumulative effect of accounting change....................                        (0.79)
                                                              ------------   ------------
  Net income (loss).........................................  $       0.65   $      (0.23)
                                                              ============   ============

           See notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                               Three Months Ended
                                                                    March 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                   (unaudited)
Cash flows from operating activities:
  Net income (loss).........................................  $  63,209   $ (29,624)
  Income from discontinued operations.......................                   (696)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     46,666      45,922
     Loss on disposition of assets..........................        407         989
     Equity in earnings of unconsolidated affiliates........       (196)       (403)
     Cumulative effect of accounting change.................                 84,983
     Deferred income taxes..................................     35,439      (2,947)
     Other, net.............................................       (597)      1,551
     Changes in operating assets and liabilities, net of
      acquisitions:
       Accounts receivable..................................     29,046      (1,283)
       Inventories..........................................    (18,821)      7,300
       Prepaid expenses and other assets....................     (4,266)    (13,421)
       Accounts payable, accrued expenses and other
        liabilities.........................................    (90,684)    (18,080)
       Income taxes.........................................      4,252       8,658
                                                              ---------   ---------
          Net cash provided by continuing operations........     64,455      82,949
          Net cash provided by discontinued operations......                    111
                                                              ---------   ---------
          Net cash provided by operating activities.........     64,455      83,060
Cash flows from investing activities:
  Net additions to property, plant and equipment............    (53,713)    (30,293)
  Cash outflows for acquisitions............................       (476)    (15,901)
  Net proceeds from divestitures............................                  2,561
  Proceeds from sale of fixed assets........................      4,496       1,013
                                                              ---------   ---------
          Net cash used in continuing operations............    (49,693)    (42,620)
          Net cash used in discontinued operations..........                   (728)
                                                              ---------   ---------
          Net cash used in investing activities.............    (49,693)    (43,348)
Cash flows from financing activities:
  Proceeds from issuance of debt............................    350,094      33,755
  Repayment of debt.........................................   (286,581)   (169,619)
  Issuance of common stock, net of expenses.................     45,174      40,809
  Redemption of common stock................................   (142,565)
                                                              ---------   ---------
          Net cash used in financing activities.............    (33,878)    (95,055)
                                                              ---------   ---------
Decrease in cash and cash equivalents.......................    (19,116)    (55,343)
Cash and cash equivalents, beginning of period..............     45,896      74,731
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  26,780   $  19,388
                                                              =========   =========

           See notes to Condensed Consolidated Financial Statements.

                               DEAN FOODS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                  (UNAUDITED)

1.  GENERAL

     Basis of Presentation -- The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year's Consolidated Financial Statements to the current year classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2003 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2003.

     On April 23, 2002, we effected a two-for-one split of our common stock. Pursuant to the split, all shareholders of record as of April 8, 2002 received one additional share of common stock for each share held on that date. All share numbers contained in our Condensed Consolidated Financial Statements, and in these notes, have been adjusted for all periods to reflect the stock split.

     This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission's "Plain English" guidelines. Unless otherwise indicated, references in this report to "we," "us" or "our" refer to Dean Foods Company and its subsidiaries, taken as a whole.

     Recently Adopted Accounting Pronouncements -- In June 2001, Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard requires us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of "other expense."

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

     In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies," relating to the guarantor's accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We adopted the liability recognition requirements of FIN No. 45 effective January 1, 2003. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

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

                                                                  Three Months Ended
                                                                       March 31
                                                              --------------------------
                                                                 2003            2002
                                                              ----------      ----------
                                                                    (In thousands,
                                                                  except share data)
Net income, as reported.....................................  $   63,209      $  (29,624)
Less: Stock based employee compensation, net of income tax
  expense...................................................       8,459           7,900
                                                              ----------      ----------
Pro forma net income........................................  $   54,750      $  (37,524)
                                                              ==========      ==========
Net income per share:
  Basic -- as reported......................................  $     0.73      $    (0.33)
  Basic -- pro forma........................................        0.63           (0.42)
  Diluted -- as reported....................................        0.65           (0.23)
  Diluted -- pro forma......................................        0.57           (0.30)
Stock option share data:
  Stock options granted during period.......................   2,225,327       4,826,170
  Weighted average option fair value........................       17.23(1)        14.79(2)

---------------

(1) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 3.56% to 3.64% based on the yield of seven-year U.S. Treasury securities.

(2) Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of 4.64% based on the yield of seven-year U.S. Treasury securities.

2.  DISCONTINUED OPERATIONS

     On December 30, 2002, we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation.

     Revenues and income before taxes generated by our Puerto Rico operations were as follows:

                                                              Three Months Ended
                                                                March 31, 2002
                                                              ------------------
                                                                (In thousands)
Net sales...................................................       $55,766
Income before tax(1)........................................         1,129

---------------

(1) Corporate interest expense of $1.4 million for the three months ended March 31, 2002 was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

     All intercompany revenues and expenses have been appropriately eliminated in the table above.

     In the first quarter of 2002 we recognized an impairment charge of $37.7 million related to the goodwill of our Puerto Rico operations in accordance with our implementation of SFAS No. 142 "Goodwill and Other Intangible Assets." This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements.

3.  INVENTORIES

                                                                            At
                                                       At March 31,    December 31,
                                                           2003            2002
                                                       ------------   ---------------
                                                               (In thousands)
Raw materials and supplies...........................    $160,752        $151,179
Finished goods.......................................     257,651         249,168
                                                         --------        --------
  Total..............................................    $418,403        $400,347
                                                         ========        ========

     Approximately $72.2 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at March 31, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4.  INTANGIBLE ASSETS

     Changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

                                             Morningstar/   Specialty
                               Dairy Group    White Wave      Foods      Other      Total
                               -----------   ------------   ---------   -------   ----------
                                                      (In thousands)
Balance at December 31,
  2002.......................  $2,149,389      $510,652     $304,290    $71,086   $3,035,417
Acquisitions.................         523                                                523
Purchase accounting
  adjustments................         (54)          100                                   46
Currency changes and other...                                             2,818        2,818
                               ----------      --------     --------    -------   ----------
Balance at March 31, 2003....  $2,149,858      $510,752     $304,290    $73,904   $3,038,804
                               ==========      ========     ========    =======   ==========

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2003 and December 31, 2002 are as follows:

                                 March 31, 2003                     December 31, 2002
                       ----------------------------------   ----------------------------------
                        Gross                      Net       Gross                      Net
                       Carrying   Accumulated    Carrying   Carrying   Accumulated    Carrying
                        Amount    Amortization    Amount     Amount    Amortization    Amount
                       --------   ------------   --------   --------   ------------   --------
                                                   (In thousands)
Intangible assets
  with indefinite
  lives:
  Trademarks.........  $479,129     $(14,274)    $464,855   $478,691     $(14,274)    $464,417
  Intangible assets
     with finite
     lives:
  Customer-related...    54,160      (12,138)      42,022     56,864      (13,270)      43,594
                       --------     --------     --------   --------     --------     --------
Total other
  intangibles........  $533,289     $(26,412)    $506,877   $535,555     $(27,544)    $508,011
                       ========     ========     ========   ========     ========     ========

     In accordance with SFAS No. 142, we completed an impairment assessment of our intangibles with an indefinite useful life, other than goodwill, at January 1, 2002 during the first quarter of 2002. We determined that an impairment of $47.3 million, net of income tax benefit of $29 million existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and Morningstar/ White Wave segments, and was recorded in the first quarter as the cumulative effect of accounting change. The fair value of these trademarks was determined using a present value technique.

     Amortization expense on intangible assets for the three months ended March 31, 2003 and 2002 was $1.6 million and $1.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004...................................................   $4.0 million
2005...................................................    3.9 million
2006...................................................    3.7 million
2007...................................................    3.5 million
2008...................................................    3.5 million

5.  LONG-TERM DEBT

                                               At March 31, 2003         At December 31, 2002
                                            ------------------------   ------------------------
                                              Amount       Interest      Amount       Interest
                                            Outstanding      Rate      Outstanding      Rate
                                            -----------   ----------   -----------   ----------
                                                          (Dollars in thousands)
Senior credit facility....................  $1,800,950          3.54%  $1,827,500          3.65%
Subsidiary debt obligations:
  Senior notes............................     657,850    6.625-8.15      656,951    6.625-8.15
  Receivables-backed loan.................     245,000          1.92      145,000          2.28
  Foreign subsidiary term loan............      34,072          4.44       35,739          4.69
  Other lines of credit...................       6,471          3.26       11,919     3.71-4.69
  Industrial development revenue bonds....      21,000     1.27-1.40       21,000     1.65-2.00
  Capital lease obligations and other.....      37,998                     29,815
                                            ----------                 ----------
                                             2,803,341                  2,727,924
Less current portion......................    (185,228)                  (173,442)
                                            ----------                 ----------
          Total...........................  $2,618,113                 $2,554,482
                                            ==========                 ==========

     Senior Credit Facility -- On December 21, 2001, in connection with our acquisition of Dean Foods Company ("Old Dean"), we entered into a $2.7 billion senior credit agreement with a syndicate of lenders. The senior credit facility provides an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. At March 31, 2003 there were outstanding term loan borrowings of $1.79 billion under this facility, plus $9.7 million that was outstanding under the revolving line of credit. $75 million of letters of credit were issued but undrawn. At March 31, 2003, approximately $715.3 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     Credit Facility Terms -- Amounts outstanding under the revolver and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on our leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or

     - the London Interbank Offering Rate ("LIBOR") divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on our leverage ratio.

     Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

     - a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

     - LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

     The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.54% at March 31, 2003. However, we had interest rate swap agreements in place that hedged $1.48 billion of our borrowings under this facility at an average rate of 4.34%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

     - $1.25 million quarterly from March 31, 2002 through December 31, 2002;

     - $2.5 million quarterly from March 31, 2003 through December 31, 2007;

     - A payment of $472.5 million on March 31, 2008; and

     - A final payment of $472.5 million on July 15, 2008.

     No principal payments are due on the $800 million line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, and (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.75 to 1.0. The credit agreement requires that we prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which our leverage ratio at year end is greater than 3.75 to 1.0. As of March 31, 2003, our leverage ratio was 3.4 to 1.0.

     In consideration for the revolving commitments, we pay a commitment fee on unused amounts of the $800 million revolving credit facility that ranges from
37.5 to 50 basis points, based on our leverage ratio.

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

     Our leverage ratio must be less than or equal to:

Period                                                            Ratio
------                                                         ------------
01-01-03 through 12-31-03...................................   4.00 to 1.00
01-01-04 through 12-31-04...................................   3.75 to 1.00
01-01-05 and thereafter.....................................   3.25 to 1.00

     Our interest coverage ratio must be greater than or equal to 3.00 to 1.00.

     Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders' equity is increased by certain equity issuances. As of March 31, 2003, the minimum net worth requirement was $1.3 billion.

     Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash consideration is not greater than $300 million, (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required lenders.

     Our credit agreement also permits us to repurchase stock under our share repurchase program, provided that, if our leverage ratio is greater than 3.75 to 1.0, total Restricted Payments (as defined in the agreement, which definition includes stock repurchases) cannot exceed $50 million per year, plus the amount of payments required to be made on our outstanding convertible preferred securities during that year.

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

     - $97.1 million ($100 million face value), at 6.75% interest, maturing in 2005;

     - $250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

     - $184.7 million ($200 million face value), at 6.625% interest, maturing in 2009; and

     - $125.6 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

     Receivables-Backed Loan -- We have entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of 2003, we had net borrowings of $100 million under this facility leaving an outstanding balance of $245 million at March 31, 2003. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables-backed loan was 1.92% at March 31, 2003. Our ability to re-borrow under this facility is subject to a standard "borrowing base" formula. At March 31, 2003, we could have re-borrowed an additional $85.1 million under this facility.

     Foreign Subsidiary Term Loan -- In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of March 31, 2003, approximately $45.9 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At March 31, 2003, a total of $34.1 million was outstanding under this facility. The interest rate in effect on this loan at March 31, 2003 was 4.44%.

     Other Lines of Credit -- Leche Celta is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta's primary line of credit, which is in the principal amount of 15 million euros (as of March 31, 2003 approximately $16.4 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta's debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At March 31, 2003, $6.5 million was outstanding under these lines of credit at an average interest rate of 3.26%.

     Industrial Development Revenue Bonds -- Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at March 31, 2003 ranged from 1.27% to 1.40%.

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

     Letters of Credit -- At March 31, 2003 there were $75 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $48.2 million of letters of credit were outstanding at March 31, 2003. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

     The following table summarizes our various interest rate agreements in effect as of March 31, 2003:

Fixed Interest Rates  Expiration Date   Notional Amounts
--------------------  ---------------   ----------------
                                         (In millions)
6.23%...............  June 2003               $ 50
1.47% to 4.69%......  December 2003            675
4.01% to 6.69%......  December 2004            275
5.20% to 6.74%......  December 2005            400
6.78%...............  December 2006             75

     The following table summarizes our various interest rate agreements as of December 31, 2002:

Fixed Interest Rates  Expiration Date   Notional Amounts
--------------------  ---------------   ----------------
                                         (In millions)
6.23%...............  June 2003               $ 50
4.29% to 4.69%......  December 2003            275
4.01% to 6.69%......  December 2004            275
5.20% to 6.74%......  December 2005            400
6.78%...............  December 2006             75

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. The following table summarizes these agreements:

Fixed Interest Rates   Expiration Date           Notional Amounts
--------------------   ---------------           ----------------
        5.54%           November 2003    9 million euros (approximately
                                         $9.8 million as of March 31, 2003
                                         and $9.4 million as of December
                                         31, 2002)
        5.6%            November 2004    12 million euros (approximately
                                         $13.1 million as of March 31,
                                         2003 and $12.6 million as of
                                         December 31, 2002)

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

     As of March 31, 2003, our derivative liability totaled $75.8 million on our consolidated balance sheet including approximately $42.6 million recorded as a component of accounts payable and accrued expenses and $33.2 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter ended March 31, 2003. Approximately $7.1 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter ended March 31, 2003. We estimate that approximately $27.1 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next twelve months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

     We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.  STOCKHOLDERS' EQUITY

     Stock Award Plans -- The following table summarizes stock option activity during the first quarter of 2003 under our stock-based compensation programs:

                                                                         Weighted
                                                                     Average Exercise
                                                         Options          Price
                                                        ----------   ----------------
Options outstanding at December 31, 2002..............  13,039,020        $24.83
  Options granted during quarter(1)...................   2,225,327         37.20
  Options canceled or forfeited during quarter(2).....    (170,498)        28.46
  Options exercised during quarter....................  (1,759,380)        22.74
                                                        ----------
Options outstanding at March 31, 2003.................  13,334,469         27.06
                                                        ==========

---------------

(1) Options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date.

(2) Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.

     We issued 8,957 shares of restricted stock during the quarter to independent directors as compensation for services rendered during the fourth quarter of 2002 and first quarter of 2003. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

     We also issued 512,500 deferred stock units ("DSU's") to certain key employees during the first quarter of 2003. Each DSU represents the right to receive one share of common stock in the future. DSU's have no exercise price. Each employee's DSU grant vests ratably over 5 years, subject to certain accelerated vesting provisions based primarily on our stock price.

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

                                                                   Three Months Ended
                                                                        March 31
                                                            ---------------------------------
                                                                 2003              2002
                                                            ---------------   ---------------
                                                            (In thousands, except share data)
Basic EPS computation:
  Numerator:
     Income from continuing operations....................   $     63,209      $     54,663
  Denominator:
     Average common shares................................     86,858,785        88,876,210
  Basic EPS from continuing operations....................   $       0.73      $       0.62
Diluted EPS computation:
  Numerator:
     Income from continuing operations....................   $     63,209      $     54,663
     Net effect on earnings from conversion of mandatorily
       redeemable convertible preferred securities........          5,331             5,331
                                                             ------------      ------------
     Income applicable to common stock....................   $     68,540      $     59,994
                                                             ============      ============
  Denominator:
     Average common shares -- basic.......................     86,858,785        88,876,210
     Stock option conversion(1)...........................      3,536,452         3,693,320
     Deferred stock units conversion......................        472,639
     Dilutive effect of conversion of mandatorily
       redeemable convertible preferred securities........     15,332,752        15,333,428
                                                             ------------      ------------
  Average common shares -- diluted........................    106,200,628       107,902,958
                                                             ============      ============
  Diluted EPS from continuing operations..................   $       0.65      $       0.55

---------------

(1) Stock option conversion excludes 90,240 anti-dilutive shares at March 31, 2002.

     Common Stock Repurchases -- On each of January 8, 2003 and February 12, 2003, our Board of Directors authorized additional increases to our stock repurchase program of $150 million each. During the first quarter of 2003, we spent approximately $129 million to repurchase approximately 3.24 million shares of our common stock for an average price of $39.72 per share. At March 31, 2003, approximately $171.6 remained available under our current stock repurchase authorization.

     TIPES Conversions -- On March 17, 2003, we announced that we would redeem $100 million of our trust issued preferred securities ("TIPES") effective April 17, 2003. Holders of approximately 99% of TIPES that were called for redemption elected to convert their TIPES into shares of our common stock, at a conversion rate of 1.278 shares of common stock for each TIPES security, instead of being redeemed for cash. Accordingly, we issued approximately 2.5 million shares of common stock to holders of TIPES that were called for redemption, 7.4 thousand of which were issued during the first quarter of 2003, and the balance of which were issued between April 1 and April 16, 2003. See Note 12.

7.  COMPREHENSIVE INCOME

     Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $68.2 million for the three-month period ending March 31, 2003. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2003 are included below.

                                           Pre-Tax Income   Tax Benefit      Net
                                               (Loss)        (Expense)      Amount
                                           --------------   -----------   ----------
                                                        (In thousands)
Accumulated other comprehensive income,
  December 31, 2002......................     $(91,684)       $35,979      $(55,705)
  Cumulative translation adjustment
     arising during period...............        2,972         (1,169)        1,803
  Net change in fair value of derivative
     instruments.........................       (6,102)         2,201        (3,901)
  Amounts reclassified to income
     statement related to derivatives....       11,168         (4,044)        7,124
                                              --------        -------      --------
Accumulated other comprehensive income,
  March 31, 2003.........................     $(83,646)       $32,967      $(50,679)
                                              ========        =======      ========

8.  PLANT CLOSING COSTS

     Plant Closing Costs -- As part of an overall integration and cost reduction program, we previously recorded plant closing costs related to the closing of our Port Huron, Michigan plant with consolidation of production into other plants. As part of this charge, we wrote down the value of the Port Huron plant. In the first quarter of 2003, we sold this facility for more than expected, resulting in a gain of $1.7 million. This gain was recorded as a reduction of restructuring expense.

     The principal components of our overall integration and cost reduction program include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The program includes an overall reduction of 446 employees who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except 35 employees had been terminated as of March 31, 2003;

     - Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

     - Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2003 was approximately $2.6 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

     Activity with respect to plant closing costs during the first quarter of 2003 is summarized below:

                                       Balance at                          Balance at
                                      December 31,   Charges/              March 31,
                                          2002        (Gain)    Payments      2003
                                      ------------   --------   --------   ----------
                                                      (In thousands)
Cash charges:
  Workforce reduction costs.........     $3,882      $          $(1,151)     $2,731
  Shutdown costs....................      1,657                     (90)      1,567
  Lease obligations after
     shutdown.......................        668                    (172)        496
  Other.............................        786                    (160)        626
                                         ------      -------    -------      ------
     Subtotal.......................     $6,993                 $(1,573)     $5,420
                                         ======                 =======      ======
Gain on sale of facility............                  (1,690)
                                                     -------
     Total charges (gain)...........                 $(1,690)
                                                     =======

     There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at March 31, 2003 are expected to be funded within a year.

     Acquired Facility Closing Costs -- As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Old Dean and one plant was closed in connection with our acquisition of Marie's.

     The principal components of the plans include the following:

     - Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 844 plant and administrative personnel. The costs incurred are charged against our acquisition liabilities for these costs. As of March 31, 2003, 43 employees had not yet been terminated;

     - Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

     - Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

     Activity with respect to these acquisition liabilities during the first quarter of 2003 is summarized below:

                                       Balance at                          Balance at
                                      December 31,                         March 31,
                                          2002       Accruals   Payments      2003
                                      ------------   --------   --------   ----------
                                                      (In thousands)
Workforce reduction costs...........    $ 9,002        $100     $(3,383)    $ 5,719
Shutdown costs......................     11,637                    (630)     11,007
                                        -------        ----     -------     -------
Total...............................    $20,639        $100     $(4,013)    $16,726
                                        =======        ====     =======     =======

9.  SHIPPING AND HANDLING FEES

     Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $241.5 million during the first quarter of 2003 and $231.7 million during the first quarter of 2002.

10.  COMMITMENTS AND CONTINGENCIES

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

     Contingent Obligations Related to Milk Supply Arrangements -- On December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America's ("DFA") 33.8% stake in our Dairy Group. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred.

     Also as part of the same transaction, we amended a milk supply agreement with DFA to provide that:

     - If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean's plants by either (i) June 2003, or
       (ii) with respect to certain other plants, the end of the sixth full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

     - If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

we must pay DFA liquidated damages determined and paid on a plant-by-plant basis, based generally on the amount of raw milk used by that plant, up to an aggregate maximum of $47 million. Liquidated damages would be payable in arrears in equal, quarterly installments over a 5-year period, without interest. If we are required to pay any such liquidated damages, the principal amount of the $40 million subordinated promissory note described above will be reduced by an amount equal to 25% of the liquidated damages paid. We cannot currently estimate the amount of damages that we may have to pay, if any.

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

11.  BUSINESS AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     Segment Data -- We currently have three reportable segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Morningstar/White Wave manufactures and sells dairy and non-dairy liquid coffee creamers, extended shelf-life milks, cultured dairy products, dips and dressings, aerosol whipped topping, dairy and nondairy frozen whipped topping and frozen creamers, egg substitute, soy milk and other soy products. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages. Our Spanish operations do not meet the definition of a segment and are reported in

"Corporate/Other." The 2002 period has been restated to remove the results of our former Puerto Rico operations, which have been reclassified as a discontinued operation.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2002 Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

     The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

                                                                Three Months Ended
                                                                     March 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (In thousands)
Net sales to external customers:
  Dairy Group...............................................  $1,683,669   $1,777,503
  Morningstar/White Wave....................................     239,248      238,580
  Specialty Foods...........................................     162,938      161,215
  Corporate/Other...........................................      59,023       48,922
                                                              ----------   ----------
  Total.....................................................  $2,144,878   $2,226,220
                                                              ==========   ==========
Intersegment sales:
  Dairy Group...............................................  $    6,445   $    6,077
  Morningstar/White Wave....................................      21,855       29,150
  Specialty Foods...........................................       4,294        3,876
                                                              ----------   ----------
  Total.....................................................  $   32,594   $   39,103
                                                              ==========   ==========
Operating income:
  Dairy Group(1)............................................  $  138,366   $  126,209
  Morningstar/White Wave....................................      12,049       23,105
  Specialty Foods...........................................      23,827       20,787
  Corporate/Other...........................................     (17,260)     (24,290)
                                                              ----------   ----------
  Total.....................................................  $  156,982   $  145,811
                                                              ==========   ==========

                                                                    At March 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Assets:
  Dairy Group...............................................  $4,407,211   $4,391,583
  Morningstar/White Wave....................................   1,094,766      894,997
  Specialty Foods...........................................     597,396      608,006
  Corporate/Other...........................................     471,640      625,424
                                                              ----------   ----------
  Total.....................................................  $6,571,013   $6,520,010
                                                              ==========   ==========

---------------

(1) Operating income includes a gain of $1.7 million on the disposition of a plant in the first three months of 2003 and plant closing costs of $1.2 million in the first three months of 2002.

     Geographic Information

                                               Revenues for the Three
                                                    Months Ended          Long-Lived Assets at
                                                      March 31                  March 31
                                               -----------------------   -----------------------
                                                  2003         2002         2003         2002
                                               ----------   ----------   ----------   ----------
                                                                (In thousands)
United States................................  $2,085,855   $2,173,117   $5,152,972   $4,863,509
Puerto Rico(1)...............................                                            131,458
Europe.......................................      59,023       53,103      132,164      119,830
                                               ----------   ----------   ----------   ----------
  Total......................................  $2,144,878   $2,226,220   $5,285,136   $5,114,797
                                               ==========   ==========   ==========   ==========

---------------

(1) Revenues have been restated to remove revenues related to our Puerto Rico operations, which have been reclassified as discontinued operations.

     Significant Customers -- Our Dairy Group had one customer that represented greater than 10% of its sales in the first quarter of 2003. Approximately 11% of our consolidated sales in the first quarter of 2003 were to that same customer.

12.  SUBSEQUENT EVENTS

     TIPES Redemption -- On March 17, 2003, we announced that on April 17, 2003, we would redeem TIPES with an aggregate liquidation value of $100 million at a redemption price of $51.035 per security. Holders of approximately 99% of the TIPES called for redemption elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Each TIPES security is convertible into 1.278 shares of our common stock. Accordingly, we issued a total of approximately 2.5 million shares of common stock to holders of TIPES that were called for redemption, approximately 7.4 thousand of which were issued during the first quarter of 2003 and the balance of which were issued between April 1 and April 16, 2003.

     On April 22, 2003, we announced that we will redeem a second tranche of TIPES. On May 22, 2003, we will redeem another $200 million (aggregate liquidation value) of TIPES at a redemption price of $51.035 per security. Holders of TIPES selected for redemption will have until 4:00 p.m. (EDT) on May 21, 2003, to elect to convert their TIPES into shares of our common stock rather than receive the cash redemption price.

     Approximately $300 million (aggregate liquidation value) of TIPES will remain outstanding following completion of the second partial redemption.

     Stock Split -- On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock. The split will be payable on June 9, 2003 to shareholders of record on May 23, 2003.

     On a pro forma basis as if the stock split had already occurred at each of March 31, 2003 and 2002, common shares outstanding would have been 131 million and 133 million shares, respectively, and earnings per share would have been:

                                                               Three Months Ended
                                                                    March 31
                                                           ---------------------------
                                                               2003           2002
                                                           ------------   ------------
Basic earnings per share:
  Income from continuing operations......................  $       0.49   $       0.41
  Income from discontinued operations....................                         0.01
  Cumulative effect of accounting change.................                        (0.64)
                                                           ------------   ------------
  Net income.............................................  $       0.49   $      (0.22)
                                                           ============   ============
Diluted earnings per share:
  Income from continuing operations......................  $       0.43   $       0.37
  Income from discontinued operations....................                         0.01
  Cumulative effect of accounting change.................                        (0.53)
                                                           ------------   ------------
  Net income.............................................  $       0.43   $      (0.15)
                                                           ============   ============
Shares used in per share calculations:
  Average common shares -- Basic.........................   130,288,178    133,314,315
  Average common shares -- Diluted.......................   159,300,942    161,854,437

     Organizational Changes -- On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio and enable us to realize additional manufacturing efficiencies. These changes will include (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods' private label dairy products out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods' remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sales of those products. Approximately half of Morningstar Foods' 2002 sales consisted of sales of private label dairy products. As a result of these changes, which will be implemented over the remainder of 2003, Morningstar Foods will be re-named the Dean Branded Products Group.

     When the realignment of our operations is complete, which we expect to be by January 2004, a new segment reporting structure will begin pursuant to which
(i) Morningstar Foods' existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean Branded Products Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until that time, segment results will be reported consistently with prior years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are the leading processor and distributor of milk and other dairy products in the United States and a leading manufacturer of specialty foods. We have five operating divisions including Dairy Group, Morningstar Foods, White Wave, Specialty Foods and International. In accordance with applicable accounting rules, we currently have three reportable business segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group manufactures and sells milk, ice cream and novelties, cream (including half-and-half and whipping cream), cultured products, juice, flavored drinks, water, coffee creamers, dips and condensed milk. Our Morningstar/White Wave segment manufactures and sells dairy and non-dairy liquid coffee creamers, extended shelf-life milks, cultured dairy products, dips and dressings, aerosol whipped topping, dairy and non-dairy frozen whipped topping and frozen creamers, egg substitute, as well as soymilk and other soy products. Our Specialty Foods segment manufactures and sells pickles, relishes and peppers; powdered coffee creamers and other powdered products; aseptic sauces and puddings and nutritional beverages.

RESULTS OF OPERATIONS

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

                                                    Three Months Ended March 31
                                            -------------------------------------------
                                                    2003                   2002
                                            --------------------   --------------------
                                             Dollars     Percent    Dollars     Percent
                                            ----------   -------   ----------   -------
                                                      (Dollars in thousands)
Net sales.................................  $2,144,878    100.0%   $2,226,220    100.0%
Cost of sales.............................   1,573,645     73.4     1,681,388     75.5
                                            ----------    -----    ----------    -----
Gross profit..............................     571,233     26.6       544,832     24.5
Operating costs and expenses:
Selling and distribution..................     329,673     15.4       316,284     14.2
General and administrative................      84,632      3.9        79,291      3.6
Amortization of intangibles...............       1,636      0.1         2,212      0.1
Plant closing costs.......................      (1,690)    (0.1)        1,234      0.1
                                            ----------    -----    ----------    -----
          Total operating expenses........     414,251     19.3       399,021     18.0
                                            ----------    -----    ----------    -----
Total operating income....................  $  156,982      7.3%   $  145,811      6.5%
                                            ==========    =====    ==========    =====

QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002

     Net Sales -- Net sales decreased 4% to $2.14 billion during the first quarter of 2003 from $2.23 billion in 2002.

     Net sales for the Dairy Group decreased 5%, or $93.8 million, in the first quarter of 2003 compared to the first quarter of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I "mover" and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2003 compared to the first quarter of 2002:

                                                            Quarter Ended March 31*
                                                          ---------------------------
                                                                                 %
                                                          2003      2002      Change
                                                          -----     -----     -------
Class I raw skim milk mover(3)..........................  $6.30(1)  $7.14(1)  (11.8)%
Class I butterfat mover(3)..............................   1.18(2)   1.41(2)  (16.3)%
Class II raw skim milk minimum(4).......................   7.00(1)   7.70(1)   (9.0)%
Class II butterfat minimum(4)...........................   1.16(2)   1.42(2)  (18.3)%

---------------

 * The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1) Prices are per hundredweight.

(2) Prices are per pound.

(3) We process Class I raw skim milk and butterfat into fluid milk products.

(4) We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     Net sales for Morningstar/White Wave increased slightly by approximately 0.3%, or $0.7 million, during 2003. The acquisition of White Wave contributed approximately $49.8 million during 2003. This increase was offset primarily by the planned phase-out of the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses, and to a lesser extent by the effects of lower raw milk and bulk cream costs, and the transfer of certain cultured dairy product sales volumes to the Dairy Group.

     In 2002, we began tracking the sales growth of our strategic brands. Morningstar/White Wave's strategic brands include Hershey's flavored milks and milkshakes, International Delight coffee creamers, Silk soy products, Sun Soy soymilk, Folger's Jakada milk and coffee beverage, Land O'Lakes extended shelf-life products, Marie's dips and dressings and Dean's dips. On a pro forma basis as if White Wave had been acquired on January 1, 2002, strategic brand sales volumes increased approximately 32% in the first quarter of 2003 from the first quarter of 2002.

     Net sales for our Specialty Foods segment increased slightly by approximately 1%, or $1.7 million, during the first quarter of 2003 compared to the first quarter of 2002. This increase was primarily due to an increase in non-dairy coffee creamer and nutritional beverage sales volumes.

     Cost of Sales -- Our cost of sales ratio was 73.4% in the first quarter of 2003 compared to 75.5% in the first quarter of 2002. The cost of sales ratio for the Dairy Group decreased to 73.4% in the first quarter of 2003 from 75.2% in the first quarter of 2002 due primarily to lower raw milk costs and also to realized merger synergies.

     The cost of sales ratio for Morningstar/White Wave decreased to 70% in the first quarter of 2003 from 74% in the first quarter of 2002. This decrease in 2003 was due primarily to the phase-out of the Lactaid and Nestle co-packing businesses, which had a higher cost of sales, to the acquisition of White Wave, which has a lower cost of sales, and to a lesser extent to lower raw material costs. Specialty Foods' cost of sales ratio decreased to 74.7% in the first quarter of 2003 from 75.9% in the first quarter of 2002. This decrease was due to synergies resulting from plant rationalization in 2002, offset by an increase in packaging costs and rising commodity prices.

     Operating Costs and Expenses -- Our operating expense ratio was 19.3% in the first quarter of 2003 compared to 18.0% during the first quarter of 2002.

     The operating expense ratio at the Dairy Group was 18.4% in the first quarter of 2003 compared to 17.7% in the first quarter of 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, falling raw milk prices will generally increase the Dairy Group's operating expense ratio and rising raw milk prices will generally reduce the Dairy Group's operating expense ratio.

     The operating expense ratio at Morningstar/White Wave was 24.9% during the first quarter of 2003 compared to 16.3% in the first quarter of 2002. This increase was caused primarily by the addition of White Wave, which is accruing significant amounts for bonuses to be paid in March 2004 under the White Wave Performance Bonus Plan that was established when we acquired White Wave in May 2002. See Note 10 to our Condensed Consolidated Financial Statements. The ratio was also significantly impacted by higher marketing, selling and distribution expenses at Morningstar Foods related to the introduction of new products and the promotion of strategic brands.

     The operating expense ratio for Specialty Foods was 10.7% in the first quarter of 2003 versus 11.2% in the first quarter of 2002 primarily due to the sale of EBI Foods, Ltd., which had higher operating expenses.

     Operating Income -- Operating income during the first quarter of 2003 was $157 million, an increase of $11.2 million from the first quarter of 2002 operating income of $145.8 million. Our operating margin in the first quarter of 2003 was 7.3% compared to 6.5% in the first quarter of 2002.

     The Dairy Group's operating margin increased to 8.2% in the first quarter of 2003 from 7.1% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year.

     The operating margin for our Morningstar/White Wave segment declined to 5% in the first quarter of 2003 from 9.7% in the first quarter of 2002. This decrease was primarily due to the addition of White Wave and higher marketing, selling and distribution expenses related to the introduction of new products and promotion of strategic brands. The ratio was also affected by significant bonus accruals in the first quarter of 2003 under White Wave's Performance Bonus Plan.

     Specialty Foods' operating margin was 14.6% in the first quarter of 2003 versus 12.9% in the first quarter of 2002. This increase was primarily due to the increase in non-dairy creamer sales (which tend to have higher margins), realization of merger synergies and lower promotional costs for pickle products.

     Other (Income) Expense -- Total other expense decreased by $3.6 million in the first quarter of 2003 compared to the first quarter of 2002. Interest expense decreased to $46.9 million in the first quarter of 2003 from $50.5 million in the first quarter of 2002 as a result of lower interest rates and lower debt levels. Financing charges on preferred securities were $8.4 million in both years.

     Income Taxes -- Income tax expense was recorded at an effective rate of 38.3% in the first quarter of 2003 compared to 37.6% in the first quarter of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

     Discontinued Operations -- We recorded income from discontinued operations of $0.7 million during the first quarter of 2002. On December 30, 2002, we sold our operations in Puerto Rico; as a result, all amounts attributable to our former Puerto Rico operations have been reclassified to "income from discontinued operations."

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

RECENT DEVELOPMENTS

TIPES REDEMPTIONS

     On March 17, 2003, we announced that on April 17, 2003, we would redeem TIPES with an aggregate liquidation value of $100 million at a redemption price of $51.035 per security. Holders of approximately 99% of the TIPES called for redemption elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Each TIPES security is convertible into
1.278 shares of our common stock. Accordingly, we issued a total of approximately 2.5 million shares of common stock to holders of TIPES that were called for redemption, approximately 7.4 thousand of which were issued during the first quarter of 2003, with the remaining shares being issued between April 1 and April 16, 2003.

     On April 22, 2003, we announced that we will redeem a second tranche of TIPES. On May 22, 2003, we will redeem another $200 million (aggregate liquidation value) of TIPES at a redemption price of $51.035 per security. Holders of TIPES selected for redemption will have until 4:00 p.m. (EDT) on May 21, 2003, to elect to convert their TIPES into shares of our common stock rather than receive the cash redemption price.

     Approximately $300 million (aggregate liquidation value) of TIPES will remain outstanding following completion of the second partial redemption.

COMMON STOCK REPURCHASES

     During the first quarter of 2003, our Board of Directors approved two increases of our common stock repurchase program of $150 million each. During the first quarter of 2003, we repurchased approximately 3.24 million shares of our common stock at an average price of $39.72 per share, for an aggregate purchase price of approximately $129 million. Approximately $171.6 million remains available under our current stock repurchase authorization.

STOCK SPLIT

     On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock. The split will be payable on June 9, 2003 to shareholders of record on May 23, 2003.

ORGANIZATIONAL CHANGES

     On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio, and enable us to realize additional manufacturing efficiencies. These changes will include (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods' private label dairy products out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods' remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sales of those products. Approximately half of Morningstar Foods' 2002 sales consisted of sales of private label dairy products. As a result of these changes, which will be implemented over the remainder of 2003, Morningstar Foods will be re-named the Dean Branded Products Group.

     When the realignment of our operations is complete, which we expect to be by January 2004, a new segment reporting structure will begin, pursuant to which
(i) Morningstar Foods' existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean Branded Products Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until then, segment results will be reported consistently with prior years.

BRANDED PRODUCT INITIATIVES

     We spent approximately $45 million during the first quarter of 2003 marketing our strategic brands. Highlights of our branded product initiatives during the first quarter of 2003 include:

     International Delight(R) Coffee Creamers -- In the first quarter of 2003, we began the national rollout of International Delight in its newly-designed plastic pint bottle, beginning in the western and central United States and moving eastward. We intend to begin introducing International Delight in a quart-sized plastic bottle in the second half of the year. We are supporting the product launch with both television and print advertising and marketing efforts.

     Silk(R) Soymilk -- In the first quarter of 2003, we announced that White Wave entered into a three-year agreement with Starbucks pursuant to which, beginning this summer, Silk will be the exclusive soymilk used in handcrafted beverages in all Starbucks locations throughout the United States. Single-serve bottles of Silk will also be sold separately in certain Starbucks locations, and both companies will participate in consumer advertising and in-store promotions.

     Folgers(R) Jakada(R) Milk and Coffee Beverage -- During the first quarter of 2003, we began producing Folgers Jakada 4-packs in aseptic packaging on our Stork filler line in Mt. Crawford, Virginia. Products processed on this equipment can be stored and shipped without refrigeration.

     Marie's(R) Dressings -- At the end of the first quarter of 2003, we launched Marie's dressings in a newly-redesigned oval jar.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL CASH FLOW

     During the first quarter of 2003, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $64.5 million for 2003 as contrasted to $82.9 million for 2002, a decrease of $18.4 million. Net cash provided by operating activities was primarily impacted by changes in working capital which increased $63.6 million more in 2003 than in the same period of the prior year.

     Net cash used in investing activities for continuing operations was $49.7 million in 2003 compared to $42.6 million in 2002, an increase of $7.1 million. We used approximately $53.7 million for capital expenditures.

     We used approximately $142.6 million to repurchase our stock and received approximately $45.2 million primarily as a result of stock option exercises and employee stock purchases through our employee stock purchase plan. We had net proceeds from the issuance of debt of $63.5 million.

CURRENT DEBT OBLIGATIONS

     Our senior credit facility provides us with a revolving line of credit of up to $800 million and two term loans in the amounts of $900 million and $1 billion, respectively. Both term loans have been fully funded since completion of our acquisition of Dean Foods Company ("Old Dean") in December 2001. The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to EBITDA) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 5 to our Condensed Consolidated Financial Statements for further information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

     At March 31, 2003 we had outstanding borrowings of $1.80 billion under our senior credit facility (compared to $1.83 billion at December 31, 2002), including approximately $9.7 million that was drawn under the revolving credit facility, in addition to $75 million of letters of credit that were issued but undrawn. As of March 31, 2003 approximately $715.3 million was available for future borrowings under our credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     In addition to our senior credit facility, we also have a $400 million receivables-backed credit facility, which had $245 million outstanding at March 31, 2003. See Note 5 to our Condensed Consolidated Financial Statements for more information about our receivables-backed facility.

     Other indebtedness outstanding at March 31, 2003 included $700 million face value of outstanding indebtedness under Old Dean's senior notes, $34.1 million of term indebtedness and a $6.5 million line of credit at our Spanish subsidiary, $21 million of industrial development revenue bonds and approximately $38.0 million of capital lease and other obligations. See Note 5 to our Condensed Consolidated Financial Statements.

     The table below summarizes our obligations for indebtedness and lease obligations at March 31, 2003 (dollars in thousands).

                                                                 Payments Due by Period
                                            -----------------------------------------------------------------
                                            04/01/03   04/01/04   04/01/05   04/01/06   04/01/07
Indebtedness & Lease                           to         to         to         to         to
Obligations                      Total      03/31/04   03/31/05   03/31/06   03/31/07   03/31/08   Thereafter
--------------------           ----------   --------   --------   --------   --------   --------   ----------
Senior credit facility.......  $1,800,950   $145,000   $150,625   $173,125   $201,250   $658,450    $472,500
Senior notes(1)..............     700,000                         100,000               250,000      350,000
Receivables-backed loan......     245,000                         245,000
Foreign subsidiary term
  loan.......................      34,072     8,846      8,846      8,190      8,190
Other lines of credit........       6,471     6,471
Industrial development
  revenue bonds..............      21,000       300        300        300        300        300       19,500
Capital lease obligations and
  other......................      37,998    24,612      4,257      1,859      1,238      2,288        3,744
Operating leases.............     292,024    64,358     53,934     44,366     34,358     28,698       66,310
                               ----------   --------   --------   --------   --------   --------    --------
Total........................  $3,137,515   $249,587   $217,962   $572,840   $245,336   $939,736    $912,054
                               ==========   ========   ========   ========   ========   ========    ========

---------------

(1) Represents face value of senior notes.

     In addition to the letters of credit secured by our senior credit facility, we had at March 31, 2003 approximately $48.2 million of letters of credit with three other banks that were issued but undrawn. The majority of these were required by various utilities and government entities for performance and insurance guarantees.

OTHER LONG-TERM LIABILITIES

     We offer pension benefits to certain employees through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing noncontributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates.

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

OTHER COMMITMENTS AND CONTINGENCIES

     On December 21, 2001, in connection with our acquisition of Old Dean, we issued a subordinated promissory note to Dairy Farmers of America ("DFA") in the original principal amount of $40 million. DFA is our primary supplier of raw milk and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments under this note, if any, would be expensed as incurred.

     Also in connection with our purchase of DFA's minority interest in our Dairy Group, we agreed to pay to DFA liquidated damages in an amount of up to $47 million if we fail to offer them the right, within a specified period of time after completion of the Old Dean acquisition, to supply raw milk to certain of Old Dean's plants. The amount of damages to be paid, if any, would be determined on a plant-by-plant basis for each plant's milk supply that is not offered to DFA, based generally on the amount of raw milk used by the plants. We could be required to pay the liquidated damages even if we were prohibited from offering the business to DFA by an injunction, restraining order or contractual obligation. See Note 10 to our Condensed Consolidated Financial Statements for further information regarding this agreement. At this time, we cannot estimate the amount of damages that we may have to pay, if any.

     We also have the following contingent obligations, in addition to contingent liabilities related to ordinary course litigation and audits:

     - the obligation to pay performance bonuses to White Wave's management team in the event that established performance hurdles are met by March 2004 (which bonuses we expect to be in the range of $35 million to $40 million); and

     - certain indemnification obligations related to businesses that we have divested.

     See Note 10 to our Condensed Consolidated Financial Statements for more information about our contingent obligations.

PREFERRED SECURITIES

     On March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust ("TIPES") in a private placement to "qualified institutional buyers" under Rule 144A under the Securities Act of 1933. The TIPES, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. TIPES are convertible at the option of the holders into shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $39.13. These preferred securities are also redeemable, at our option, at any time at specified premiums and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events.

     On March 17, 2003, we announced that on April 17, 2003, we would redeem TIPES with an aggregate liquidation value of $100 million at a redemption price of $51.0315 per security. Holders of approximately 99% of the TIPES called for redemption elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. We issued a total of approximately 2.5 million shares of common stock to holders of TIPES called for redemption, 7.4 thousand of which were issued during the first quarter of 2003, and the balance of which were issued between April 1 and April 16, 2003.

     On April 22, 2003, we announced that on May 22, 2003, we will redeem another $200 million (aggregate liquidation value) of TIPES at a redemption price of $51.0315 per security.

FUTURE CAPITAL REQUIREMENTS

     During 2003, we intend to invest a total of approximately $310 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend it as follows:

Operating Division                                                    Amount
------------------                                             ---------------------
                                                               (Dollars in millions)
Dairy Group.................................................           $195
Morningstar/White Wave......................................             85
Specialty Foods.............................................             15
Other.......................................................             15
                                                                       ----
                                                                       $310
                                                                       ====

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

     In the future, we may pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our securities pursuant to our securities repurchase program. Approximately $171.6 million was available for spending under our securities repurchase program as of March 31, 2003. We base our decisions regarding when to repurchase securities on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account our stock price, the relative expected return on alternative investments and the limitations imposed by our credit facility. See
Note 5 to our Condensed Consolidated Financial Statements. Any acquisitions or equity repurchases will be funded through cash flows from operations or borrowings under our senior credit facility.

     If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

CRITICAL ACCOUNTING POLICIES

     There have been no changes to our critical accounting policies since we filed our 2002 annual report on Form 10-K.

KNOWN TRENDS AND UNCERTAINTIES

ECONOMIC ENVIRONMENT

     As a result of the recent economic environment in this country, many of our retail customers have experienced economic difficulty over the past year. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend, if it continues, could have a material adverse affect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

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

     In 2002 and in the first quarter of 2003, prices for raw milk and butter were unusually low. Although we cannot predict future raw material prices with precision, we do expect prices to increase throughout the remainder of 2003.

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

CHANGES IN RAW MATERIAL AND OTHER INPUT COSTS CAN ADVERSELY AFFECT US

     The most important raw materials that we use in our operations are raw milk and bulk cream, and high density polyethylene resin. The prices of these materials increase and decrease based on supply and demand, and, in some cases, governmental regulation. Weather affects the available supply of raw milk and cream. Our Specialty Foods segment purchases cucumbers under seasonal grower contracts with a variety of growers located near our plants. Bad weather in one of the growing areas can damage or destroy the crop in that area. If we are not able to buy cucumbers from one of our local growers due to bad weather, we are forced to purchase cucumbers from non-local sources at substantially higher prices, which can have an adverse affect on Specialty Foods' results of operations. Our White Wave operating unit is sensitive to adverse weather due to its reliance on soybeans. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw material costs, we do expect raw material prices to increase in 2003.

     Because our Dairy Group delivers the majority of its products directly to customers through our "direct store delivery" system, we are a large consumer of fuel. Increases in fuel prices can adversely affect our results of operations. We are also a significant consumer of electricity, so any significant increase in energy prices could adversely affect our financial performance.

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

     For example, incidences of bovine spongiform encephalopathy ("BSE" or "mad cow disease") in other countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. However, we are still subject to risk as a result of public perception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease, we could suffer a loss of sales, which could have a material and adverse affect on our financial results.

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

     These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of March 31, 2003:

Fixed Interest Rates  Expiration Date   Notional Amounts
--------------------  ---------------   ----------------
                                         (In millions)
  6.23%                June 2003              $ 50
  1.47% to 4.69%       December 2003           675
  4.01% to 6.69%       December 2004           275
  5.20% to 6.74%       December 2005           400
  6.78%                December 2006            75

     The following table summarizes our various interest rate agreements as of December 31, 2002:

Fixed Interest Rates  Expiration Date   Notional Amounts
--------------------  ---------------   ----------------
                                         (In millions)
  6.23%                June 2003              $ 50
  4.29% to 4.69%       December 2003           275
  4.01% to 6.69%       December 2004           275
  5.20% to 6.74%       December 2005           400
  6.78%                December 2006            75

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta's term loan. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes these agreements as of March 31, 2003 and 2002:

Fixed Interest Rates   Expiration Date           Notional Amounts
--------------------   ---------------           ----------------
        5.54%           November 2003    9 million euros (approximately
                                         $9.8 million as of March 31, 2003
                                         and $9.4 million as of December
                                         31, 2002)
        5.6%            November 2004    12 million euros (approximately
                                         $13.1 million as of March 31,
                                         2003 and $12.6 million as of
                                         December 31, 2002)

     We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $7.1 million of additional interest expense, net of taxes, during 2003 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

     A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2003, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

ITEM 4.  CONTROLS AND PROCEDURES

     Based on their evaluations as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13-a and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

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

     (b) Form 8-K's

        - Form 8-K dated May 8, 2003

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DEAN FOODS COMPANY

                                          /s/ Barry A. Fromberg
                                          --------------------------------------
                                          Barry A. Fromberg
                                          Executive Vice President, Chief
                                          Financial Officer
                                          (Principal Accounting Officer)

Date:  May 15, 2003

                                 CERTIFICATION

I, Gregg Engles, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Company's internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Gregg Engles
                                          --------------------------------------
                                          Gregg Engles
                                          Chief Executive Officer

Date:  May 15, 2003

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in the Company's internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Barry A. Fromberg
                                          --------------------------------------
                                          Barry A. Fromberg
                                          Chief Financial Officer

Date:  May 15, 2003

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