Form 10-K/A
period 2002-12-31
DEAN FOODS CO/
filed 2003-07-03
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-12755

Dean Foods Company

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2559681 (I.R.S. Employer Identification No.)

2515 McKinney Avenue
Suite 1200
Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The aggregate market value of the Registrant’s voting and non-voting common equity stock held by non-affiliates of the Registrant at June 30, 2002, based on the $37.16 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2002, was approximately $3.27 billion.

     The number of shares of the Registrant’s common stock outstanding as of March 25, 2003 was 139,511,793.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders held on May 22, 2003 are incorporated by reference into Part III of this Form 10-K.

INDEPENDENT AUDITOR’S REPORT
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
Item 16. Exhibits, Financial Statement Schedules and Reports On Form 8-K
CERTIFICATION
INDEX TO EXHIBITS
EX-23 Independent Auditor's Consent
EX-99.1 Certification Pursuant to Section 906
EX-99.2 Certification Pursuant to Section 906

EXPLANATORY NOTE

     Note 1 to our Consolidated Financial Statements for the year ended December 31, 2002 (our “2002 Financial Statements”) contains a subsection entitled “Employee Stock-Based Compensation” wherein we disclose what our pro forma net income (“Pro Forma Net Income”) and pro forma net income per common share (“Pro Forma Net Income Per Common Share”) would have been for the years 2002, 2001 and 2000 had compensation expense been determined for stock option grants using the fair value method provided for in SFAS No. 123, Accounting for Stock-Based Compensation. After filing our Annual Report on Form 10-K for the year ended December 31, 2002, we discovered a computational error in the calculation of Pro Forma Net Income and Pro Forma Net Income Per Common Share for each of 2002, 2001 and 2000. This error caused the amounts of Pro Forma Net Income and Pro Forma Net Income Per Common Share to be understated in 2002 and 2001, and overstated in 2000. We are filing this 10-K/A for the purpose of correcting this error.

     Accordingly, we have amended Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2002 as follows:

•	We have included Deloitte & Touche LLP’s Independent Auditor’s Report, which replaces the report originally filed as part of our 2002 Annual Report on Form 10-K.

•	We have restated in its entirety the subsection entitled “Employee Stock-Based Compensation” contained in Note 1 to our 2002 Financial Statements, and

•	We have added Note 26 to our 2002 Financial Statements entitled “Restatement of Note 1” and amended the table of contents to our 2002 Financial Statements accordingly.

     No other changes have been made to our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 8. Consolidated Financial Statements

Our consolidated financial statements for 2002 are included in this report on the following pages.

40

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
Dean Foods Company
Dallas, Texas

     We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As discussed in Note 26, the pro forma net income and pro forma net income per common share included in the “Employee Stock-Based Compensation” portion of Note 1 have been restated.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003, (May 27, 2003 as to Note 26 and June 9, 2003 as to the effects of the stock split described in Note 24)

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31

	2002	2001

	(Dollars in thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$45,896	$74,730
Receivables, net of allowance for doubtful accounts of $34,317 and $28,151	656,938	752,503
Inventories	400,347	425,913
Deferred income taxes	158,337	127,215
Prepaid expenses and other current assets	49,628	58,106

Total current assets	1,311,146	1,438,467
Property, plant and equipment	1,628,424	1,611,358
Goodwill	3,035,417	2,860,984
Identifiable intangible and other assets	607,279	613,291
Assets of discontinued operations		167,797

Total	$6,582,266	$6,691,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,056,213	$1,035,326
Income taxes payable	38,488	32,635
Current portion of long-term debt	173,442	96,972

Total current liabilities	1,268,143	1,164,933
Long-term debt	2,554,482	2,971,525
Other long-term liabilities	236,915	196,189
Deferred income taxes	294,256	281,229
Liabilities of discontinued operations		17,536
Mandatorily redeemable convertible trust issued preferred securities (redemption value of $599,910 and $599,920 plus accrued dividends)	585,177	584,605
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, none issued
Common stock, 132,961,440 and 131,809,470 shares issued and outstanding, with a par value of $0.01 per share	1,330	1,318
Additional paid-in capital	979,113	961,266
Retained earnings	718,555	543,139
Accumulated other comprehensive loss	(55,705)	(29,843)

Total stockholders’ equity	1,643,293	1,475,880

Total	$6,582,266	$6,691,897

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31

	2002	2001	2000

	(Dollars in thousands, except share data)
Net sales	$8,991,464	$5,974,555	$5,499,712
Cost of sales	6,642,773	4,574,258	4,150,170

Gross profit	2,348,691	1,400,297	1,349,542
Operating costs and expenses:
Selling and distribution	1,321,763	794,937	756,445
General and administrative	337,496	176,642	174,353
Amortization of intangibles	7,775	51,361	49,776
Plant closing costs	19,050	9,550	2,747
Other operating (income) expense		(17,306)	7,500

Total operating costs and expenses	1,686,084	1,015,184	990,821

Operating income	662,607	385,113	358,721
Other (income) expense:
Interest expense, net	197,685	96,549	107,075
Financing charges on trust issued preferred securities	33,578	33,581	33,595
Equity in (earnings) loss of unconsolidated affiliates	7,899	23,620	(11,453)
Other (income) expense, net	2,660	4,817	(233)

Total other expense	241,822	158,567	128,984

Income from continuing operations before income taxes	420,785	226,546	229,737
Income taxes	152,988	83,114	89,711
Minority interest in earnings	46	31,431	29,911

Income from continuing operations	267,751	112,001	110,115
Loss on sale of discontinued operations, net of tax	(8,231)
Income from discontinued operations, net of tax	879	3,592	3,636

Income before extraordinary gain (loss) and cumulative effect of accounting change	260,399	115,593	113,751
Extraordinary gain (loss)		(4,317)	4,968
Cumulative effect of accounting change	(84,983)	(1,446)

Net income	$175,416	$109,830	$118,719

Basic earnings per common share:
Income from continuing operations	$1.98	$1.33	$1.30
Income (loss) from discontinued operations	(.05)	.04	.04
Extraordinary gain (loss)		(.05)	.06
Cumulative effect of accounting change	(.63)	(.02)

Net income	$1.30	$1.30	$1.40

Diluted earnings per common share:
Income from continuing operations	$1.77	$1.21	$1.19
Income (loss) from discontinued operations	(.05)	.03	.03
Extraordinary gain (loss)		(.04)	.05
Cumulative effect of accounting change	(.51)	(.01)

Net income	$1.21	$1.19	$1.27

Average common shares — Basic	135,031,274	84,454,194	84,585,129

Average common shares — Diluted	163,163,904	110,676,222	110,013,792

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
			Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (loss)	Equity	Income

	(Dollars in thousands)
Balance, December 31, 1999	87,862,674	$879	$274,941	$314,590	$(6,438)	$583,972
Issuance of common stock	3,839,868	39	39,301			39,340
Purchase and retirement of treasury stock	(9,845,595)	(99)	(148,427)			(148,526)
Net income				118,719		118,719	$118,719
Other comprehensive income (Note 13):
Cumulative translation adjustment					5,327	5,327	5,327

Comprehensive income							$124,046

Balance, December 31, 2000	81,856,947	819	165,815	433,309	(1,111)	598,832
Issuance of common stock	3,943,941	39	62,603			62,642
Purchase and retirement of treasury stock	(370,002)	(4)	(6,054)			(6,058)
Net income				109,830		109,830	$109,830
Acquisition of Dean Foods Company	46,378,584	464	738,902			739,366
Other comprehensive income (Note 13):
Cumulative effect of accounting change					(6,403)	(6,403)	(6,403)
Change in fair value of derivative instruments					(9,438)	(9,438)	(9,438)
Reclassification of minority interest portion of derivative fair values					(10,033)	(10,033)	(10,033)
Cumulative translation adjustment					(2,232)	(2,232)	(2,232)
Minimum pension liability adjustment					(626)	(626)	(626)

Comprehensive income							$81,098

Balance, December 31, 2001	131,809,470	1,318	961,266	543,139	(29,843)	1,475,880
Issuance of common stock	5,278,170	53	88,578			88,631
Reclassification of Old Dean stock option liability			30,461			30,461
Purchase and retirement of treasury stock	(4,126,200)	(41)	(101,192)			(101,233)
Net income				175,416		175,416	$175,416
Other comprehensive income (Note 13):
Change in fair value of derivative instruments					(46,803)	(46,803)	(46,803)
Amounts reclassified to income statement related to derivatives					24,014	24,014	24,014
Cumulative translation adjustment					8,408	8,408	8,408
Minimum pension liability adjustment					(11,481)	(11,481)	(11,481)

Comprehensive income							$149,554

Balance, December 31, 2002	132,961,440	$1,330	$979,113	$718,555	$(55,705)	$1,643,293

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$175,416	$109,830	$118,719
Income from discontinued operations	(879)	(3,592)	(3,636)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,994	145,898	135,872
(Gain) loss on disposition of assets	4,586	(46,270)	879
Minority interest	120	51,402	52,187
Equity in (earnings) loss of unconsolidated affiliates	7,899	23,620	(11,453)
Loss on sale of discontinued operations	8,231
Extraordinary (gain) loss		4,317	(4,968)
Cumulative effect of accounting change	84,983	1,446
Write-down of impaired assets	11,253	6,812	394
Deferred income taxes	75,605	44,454	50,973
Other	2,719	2,402	1,265
Changes in operating assets and liabilities, net of acquisitions:
Receivables	99,775	(3,199)	(40,360)
Inventories	18,167	(4,703)	(16,227)
Prepaid expenses and other assets	(943)	(17,137)	3,433
Accounts payable and accrued expenses	(51,193)	(16,929)	4,501
Income taxes	32,884	6,875	(1,283)

Net cash provided by continuing operations	642,617	305,226	290,296
Net cash provided by discontinued operations	13,147	2,701	10,680

Net cash provided by operating activities	655,764	307,927	300,976
Cash flows from investing activities:
Net additions to property, plant, and equipment	(241,982)	(131,210)	(124,526)
Cash outflows for acquisitions and investments	(222,149)	(1,146,077)	(335,956)
Net proceeds from divestitures	148,313		89,037
Proceeds from sale of fixed assets	6,765	2,683	3,276

Net cash used in continuing operations	(309,053)	(1,274,604)	(368,169)
Net cash used in discontinued operations	(5,138)	(5,896)	(12,084)

Net cash used in investing activities	(314,191)	(1,280,500)	(380,253)
Cash flows from financing activities:
Proceeds from issuance of debt	637,500	2,203,725	1,284,492
Repayment of debt	(992,797)	(1,173,335)	(947,443)
Payments of deferred financing, debt restructuring and merger costs	(2,887)	(47,125)	(12,014)
Distributions to minority interest holders		(10,363)	(16,438)
Issuance of common stock, net of expenses	74,988	50,599	28,514
Redemption of common and preferred stock	(87,211)	(6,058)	(148,526)
Redemption of trust issued preferred securities			(100,055)

Net cash provided by (used in) financing activities	(370,407)	1,017,443	88,530

Increase (decrease) in cash and cash equivalents	(28,834)	44,870	9,253
Cash and cash equivalents, beginning of period	74,730	29,860	20,607

Cash and cash equivalents, end of period	$45,896	$74,730	$29,860

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

      Cash Equivalents — We consider temporary cash investments with a remaining maturity of three months or less to be cash equivalents.

      Inventories — Inventories are stated at the lower of cost or market. Dairy and certain specialty products are valued on the first-in, first-out (“FIFO”) method while our pickle inventories are valued using the last-in, first-out (“LIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

      Property, Plant and Equipment — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, as follows:

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

      Intangible and Other Assets — Prior to January 1, 2002, intangibles were amortized over their related estimated useful lives as follows:

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

      Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite useful lives are no longer amortized. Instead, we will now conduct annual impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives. To determine whether an impairment exists, we use a present value technique. Upon adoption of SFAS No. 142, we conducted transitional impairment tests and recorded certain

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairments. Impairment tests are performed when circumstances indicate that the carrying value may not be recoverable. See Note 7.

      Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates, which affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders’ equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

      Minority Interest in Subsidiaries — Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries less any cash distributions made. At December 31, 2002, there were no outstanding minority interests.

      Employee Stock-Based Compensation — We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

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

	Year Ended December 31

	2002		2001		2000

	(In thousands, except share data)
Net income, as reported	$175,416		$109,830		$118,719
Less: Stock based employee compensation, net of income tax expense	31,249		16,926		17,375

Pro forma net income	$144,167		$92,904		$101,344

Net income per share:
Basic — as reported	$1.30		$1.30		$1.40
— pro forma	1.07		1.10		1.20
Diluted — as reported	1.21		1.19		1.27
— pro forma	$1.01		$1.03		$1.12
Stock option share data:
Stock option granted during period	7,710,438		3,732,450		4,100,700
Weighted average option fair value	$9.99	(1)	$7.43	(2)	$6.86	(3)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 4.09% to 4.87% based on the yield of seven-year U.S. Treasury securities.

(2)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 4.51% to 5.19% based on the yield of seven-year U.S. Treasury securities.

(3)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 40%; expected dividend yield of 0%; expected option term of four to ten years and risk-free rates of return as of the date of grant ranging from 6.03% to 6.74% based on the yield of seven-year U.S. Treasury securities.

      Revenue Recognition and Accounts Receivable — Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. Revenue is reduced by sales incentives that are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

      Income Taxes — All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships, are also included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities.

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

      Advertising Expense — Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $91.1 million in 2002, $41.1 million in 2001 and $62.2 million in 2000. Additionally, prepaid advertising costs were $4.9 million and $2.1 million at December 31, 2002 and 2001, respectively.

      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors provided by external insurance brokers and actuaries.

      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Split — On February 21, 2002, our Board of Directors declared a two-for-one split of our common stock, which entitled shareholders of record on April 8, 2002 to receive one additional share of common stock for each share held on that date. The new shares were issued after the market closed on April 23, 2002. All of the share numbers in our Consolidated Financial Statements have been adjusted for all periods to reflect the stock split.

      Recent Adoptions of New Accounting Pronouncements — The Emerging Issues Task Force’s (“EITF”) Issue No. 00-14, “Accounting for Certain Sales Incentives,” became effective for us in the first quarter of 2002. This Issue addresses the recognition, measurement and income statement classification of sales incentives that have the effect of reducing the price of a product or service to a customer at the point of sale. Our historical practice for recording sales incentives within the scope of this Issue, which has been to record estimated coupon expense based on historical coupon redemption experience, is consistent with the requirements of this Issue. Therefore, our adoption of this Issue had no impact on our Consolidated Financial Statements.

      We adopted EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer” in the first quarter of 2002. Under this Issue, certain consideration paid to our customers (such as slotting fees) is required to be classified as a reduction of revenue, rather than recorded as an expense. Adoption of this Issue required us to reduce reported revenue and selling and distribution expense for the years ended December 31, 2001 and 2000 by $33.7 million and $29.9 million, respectively. There was no change, however, in reported net income.

      In June 2001, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for business combinations. Under the new standard, all business combinations entered into after June 30, 2001 are required to be accounted for by the purchase method. We have applied, and will continue to apply, the provisions of SFAS No. 141 to all business combinations completed after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. We adopted SFAS No. 142 in the first quarter of 2002. See Note 7. SFAS No. 142 also requires that recognized intangible assets with finite lives be amortized over their respective estimated useful lives. As part of the adoption, we re-assessed the useful lives and residual values of all recognized intangible assets.

      FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” in August 2001 and it became effective for us in the first quarter of 2002. SFAS No. 144, which supercedes SFAS No. 121, provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. Our adoption of this standard did not have a material impact on our Consolidated Financial Statements.

      Recently Issued Accounting Pronouncements — In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. We do not expect the adoption of this pronouncement to have a material impact on our Consolidated Financial Statements.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard will require us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of “other expense”. For the year ended December 31, 2001, we recorded an extraordinary loss of $4.3 million, net of an income tax benefit of $3.0 million in connection with the early extinguishment of debt.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard will change the timing of the recognition of certain charges associated with exit and disposal activities.

      On December 31, 2002 FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 which is effective for fiscal years ending after December 15, 2002 provides alternative methods of transition for a voluntary change to the fair value based method and requires more prominent and more frequent disclosures in the financial statements about the effects of stock-based compensation. At this time, we have elected not to adopt the voluntary expense recognition provisions of SFAS No. 123.

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. FIN No. 45 requires disclosure of guarantees. It also requires liability recognition for the fair value of guarantees made after December 31, 2002. We will adopt the liability recognition requirements of FIN No. 45 effective January 1, 2003, and we do not expect the adoption to have a material effect on our Consolidated Financial Statements.

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed loan and our trust-issued preferred securities. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

      Reclassifications — Certain reclassifications have been made to conform the prior years’ Consolidated Financial Statements to the current year classifications

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

      General — In total, we completed the acquisitions of 12 businesses during 2002, 2001 and 2000, which included the following acquisitions that were significant at the time of completion:

Date	Company	Purchase Price

		(In thousands)
December 2001	Dean Foods Company	$1,740,589
January 2000	Southern Foods Group	435,606

      These acquisitions and the other businesses acquired were funded with cash flows from operations, borrowings under our credit facility, and the issuance in 2001 of 46,378,584 shares of our common stock with a fair market value of $739.4 million.

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

	Year Ended December 31

	2002		2001	2000

	(In thousands)
Purchase prices:
Cash paid, net of cash acquired	$206,307	(1)	$1,146,077	$331,543
Cash acquired in acquisitions	17,870		15,060	6,327
Common stock issued			739,366
Existing equity investment	67,292
Subsidiary preferred and common securities issued and minority partnership interests				340,336
Operations of 11 plants			287,989

Total purchase prices	$291,469		2,188,492	678,206
Fair values of net assets acquired:
Assets acquired	214,942		2,283,882	473,648
Liabilities assumed	(29,172)		(1,511,436)	(187,907)

Total fair value of net assets acquired	185,770		772,446	285,741

Goodwill	$105,699		$1,416,046	$392,465

(1)	An additional $15.8 million was paid in 2002 as part of the Old Dean acquisition.

      Acquisition of White Wave — On May 9, 2002, we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk® soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, we owned approximately 36% of White Wave, as a result of certain investments made by Old Dean beginning in 1999. We purchased the remaining 64% equity interest for a total price of approximately $192.8 million. Existing management of White Wave has remained in place after the acquisition. We have agreed to pay White Wave’s management team an incentive bonus based on achieving certain sales growth

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

targets by March 2004. The bonus amount will vary depending on the level of two-year cumulative sales White Wave achieves by the end of March 2004, and is anticipated to range between $35 million and $40 million. Amounts expected to be payable under the bonus plan are expensed each quarter based on White Wave’s performance during the quarter. See Note 20. For financial reporting purposes, White Wave’s financial results are aggregated with Morningstar Foods’ financial results.

      Acquisition of Marie’s — On May 17, 2002, we bought the assets of Marie’s Quality Foods, Marie’s Dressings, Inc. and Marie’s Associates, makers of Marie’s® brand dips and dressings in the western United States, for an aggregate purchase price of approximately $23.5 million. Prior to the acquisition, we licensed the Marie’s brand to Marie’s Quality Foods and Marie’s Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our Morningstar/ White Wave segment is now the sole owner, manufacturer and marketer of Marie’s brand products nationwide.

      Acquisition of Dean Foods Company — On December 21, 2001, we completed our acquisition of Dean Foods Company (“Old Dean”). Old Dean is now our wholly-owned subsidiary. Immediately upon completion of the transaction, Old Dean changed its name to Dean Holding Company and we changed our name to Dean Foods Company. As a result of the transaction, each share of common stock of Old Dean was converted into 1.287 shares of our common stock and the right to receive $21.00 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Old Dean stockholders and common stock valued at $739.4 million. The value of the approximately 46 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the merger was announced on April 5, 2001). In addition, each of the options to purchase Old Dean’s common stock outstanding on December 21, 2001 was converted into an option to purchase 2.256 shares of our stock. As discussed below, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment.

      We decided to acquire Old Dean for the above-described consideration after considering a number of factors, including:

•	The acquisition would result in us becoming the first truly national dairy and specialty foods company with the geographic reach, management depth and product mix necessary to meet the needs of large customers, who can especially benefit from the added services, convenience and value that a national dairy company can provide;

•	Combining our businesses would enable us to reduce our costs by pursuing economies of scale in purchasing, product development and manufacturing, and by eliminating duplicative costs; and

•	Increasing our scale would provide us with greater resources to invest in marketing and innovation.

      Also on December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash, and (2) the operations of eleven plants (including seven of our plants and four of Old Dean’s plants) located in nine states where we and Old Dean had overlapping operations. Also in connection with the transaction, we delivered a contingent promissory note in the original principal amount of $40 million to secure our obligation to renew certain of our milk supply agreements with DFA until 2021, and we agreed to a liquidated damages provision which provides that if we do not, within a specified period following the completion of our acquisition of Old Dean, offer DFA the right to supply raw milk to certain of the Old Dean dairy plants, we could be required to pay liquidated damages. See Note 20 for further discussion of these obligations. As a result of this transaction, we now own 100% of our Dairy Group.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the merger, we entered into a new credit facility and expanded our receivables-backed loan facility. We used the proceeds from the credit facility and receivables-backed loan facility to fund the cash portion of the merger consideration and the acquisition of DFA’s minority interest, to refinance certain indebtedness and to pay certain transaction costs. See Note 10.

      Old Dean’s operations and the acquisition of DFA’s minority interest are reflected in our Consolidated Financial Statements after December 21, 2001.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Old Dean, and includes the effects of divesting four Old Dean plants.

At December 21, 2001

(In thousands)
Current assets	$694,453
Property, plant, and equipment	725,258
Intangible assets	236,978
Goodwill	1,515,267
Other assets	79,945

Total assets acquired	3,251,901
Current liabilities	540,458
Other liabilities	285,209
Long-term debt	685,645

Total liabilities assumed	1,511,312

Net assets acquired	$1,740,589

      Of the approximately $237 million of acquired intangible assets, approximately $206.5 million was assigned to trademarks and trade names that are not subject to amortization and approximately $30.5 million was assigned to customer contracts that have a weighted-average useful life of approximately 17 years.

      The approximately $1.52 billion of goodwill was assigned to Old Dean’s Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215 million and $290 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

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

      The purchase price allocation of Old Dean included a liability for payment obligations to Old Dean employees related to Old Dean stock options as a result of the change in control of Old Dean. Under Old Dean’s stock option agreements, upon a change in control, employees had the right to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment during the ninety day period following the change in control. The required cash payment varied depending on the type of stock option and the grant date with certain stock options requiring a cash payment equal to the difference between the exercise price and the highest closing price of our stock during the sixty day period beginning thirty days before and ending 30 days after the completion of the change in control transaction, and certain of the stock option agreements required a tax gross-up payment upon surrender. Cash payments of approximately $44.2 million were made. At the conclusion of the surrender period, the remaining liability of approximately $30.5 million was transferred to stockholders’ equity as the underlying stock options remained outstanding.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We also incurred a change in control obligation of approximately $4.9 million for payments to 18 officers under Old Dean’s long-term incentive plan and transition bonuses to 5 officers of Old Dean, both of which became earned and payable upon consummation of the merger; and severance obligations of approximately $17.5 million related to the termination of certain employees and officers of Old Dean as a result of the decision to eliminate certain Old Dean administrative functions.

      The unaudited results of operations on a pro forma basis for the year ended December 31, 2001 and 2000 as if the acquisition of Old Dean, and the purchase of DFA’s minority interest (including the divestiture of the 11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2000 are as follows:

	Year Ended December 31

	2001	2000

	(In thousands,
	except per share data)
Net sales	$10,058,288	$9,239,049
Income from continuing operations before taxes	289,058	296,079
Net income from continuing operations	178,411	182,702
Earnings per share from continuing operations:
Basic	$1.38	$1.40
Diluted	$1.28	$1.31

      Acquisition of Minority Interest in Spanish Operations — In August of 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor, for approximately $12.6 million. We funded this purchase with cash flow from operations.

      Other Acquisitions — In January 2002, we bought a milk plant in Fort Worth, Texas, and in December 2002, we completed the purchase of an ice cream plant in Denver, Colorado.

      Divestitures — In order to more closely align both our assets and our management resources with our strategic direction, part of our strategy in 2002 has been to divest certain assets. During 2002, we completed the sale of three non-core businesses acquired as part of Old Dean’s Specialty Foods division. On January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler. On February 7, 2002, we completed the sale of the assets related to a boiled peanut business, and on October 11, 2002, we completed the sale of EBI Foods Limited, a U.K.-based manufacturer of powdered food coatings. Net proceeds from the sale of these three businesses totaled approximately $28.9 million.

      Discontinued Operations — On December 30, 2002 we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation.

      Revenues and income before taxes generated by our Puerto Rico operations were as follows:

	Year Ended December 31

	2002	2001	2000

	(In thousands)
Net sales	$221,908	$220,451	$226,661
Income before tax(1)	1,762	4,213	4,229

(1)	Corporate interest expense of $5.5 million, $5.1 million and $5.9 million in 2002, 2001 and 2000, respectively, was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major classes of assets and liabilities of our Puerto Rico operations included in Assets and Liabilities of Discontinued Operations at December 31, 2001 (in thousands) were as follows:

Current assets	$43,718
Non-current assets	124,079
Current liabilities	9,082
Non-current liabilities	8,455

      All intercompany revenues and expenses have been appropriately eliminated in the tables above.

      In the first quarter of 2002 we recognized an impairment charge of $37.7 million related to the goodwill of our Puerto Rico operations in accordance with our implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements.

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

      During the first quarter of 2000, we recognized a $5 million extraordinary gain, net of income tax expense of $2.8 million, which included the following items related to the early extinguishment of our previous senior credit facility:

•	A $6.5 million gain, net of income tax expense of $3.6 million, for interest rate derivatives which became unhedged and were marked to fair market value, and

•	A $1.5 million loss, net of an income tax benefit of $0.8 million, for the write-off of deferred financing costs.

4.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      Investment in Consolidated Container Company — We own a minority interest in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 1999 when we sold our U.S. plastic packaging operations to CCC.

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

      In February 2002, CCC’s lenders agreed to restructure CCC’s credit agreement to modify the financial covenants, subject to the agreement of CCC’s primary shareholders to guarantee certain of CCC’s indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10 million of CCC’s revolving credit indebtedness. By late 2002, CCC was again unable to comply with the terms of its credit agreement. CCC’s lenders agreed to again restructure CCC’s credit agreement, subject to the agreement of CCC’s primary shareholders to provide a total of $35 million of additional debt financing to CCC. In the fourth quarter of 2002, we agreed to

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan CCC $10 million of the $35 million in additional financing, in exchange for cancellation of our pre-existing $10 million guaranty and the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. Our loan to CCC is due on December 31, 2007 (or upon the earlier payment in full of CCC’s senior debt) and is secured by a subordinate lien on certain of CCC’s assets. The loan is not scheduled to be repaid until after CCC’s senior debt has been paid. Therefore, our right to enforce payment of the loan is limited prior to payment in full of CCC’s senior debt. The loan bears interest at the prime rate plus 2.25%, or the eurodollar rate plus 3.25%, at CCC’s option. Upon maturity of the loan, we will be entitled to receive a $400,000 fee, plus an additional fee in respect of the unpaid principal amount of the loan from January 10, 2003 to the maturity date of the loan, computed at an annual rate of 11.3%. Because our participation in this transaction was not in proportion to our ownership interest in CCC, our ownership interest was diluted from approximately 43% to approximately 40%. On a fully-diluted basis, our interest is approximately 36%.

      Because we made the $10 million loan to CCC, generally accepted accounting principles required us to recognize a portion of CCC’s 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. Accordingly, our investment in CCC was recorded at $0 at December 31, 2002. Our equity in earnings (loss) included in our consolidated statement of income for 2002, 2001 and 2000 was $(10.0) million, $(23.7) million and $11.3 million, respectively.

      Approximately 5% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the seven seats on CCC’s Management Committee. We have long-term supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2002, we spent approximately $128.7 million on products purchased from CCC.

      Investment in Horizon Organic — As of December 31, 2002 and 2001 we had an approximately 13% interest in Horizon Organic Holding Company, one of America’s largest organic food companies. We account for this investment under the equity method of accounting. We believe that we have the ability to influence the operating policies of Horizon given the size of our investment and the fact that we control one seat on their Board. Horizon’s common stock is traded on the Nasdaq under the symbol “HCOW.” The quoted stock price ranged from $12.29 to $18.70 during 2002. The closing stock price on December 31, 2002 was $16.19 per share, resulting in a market value of our investment of $21.7 million. Our investment in Horizon at December 31, 2002, 2001 and 2000 was $16.4 million, $16.5 million and $16.4 million, respectively, and our equity in earnings included in our consolidated statement of income for 2002, 2001 and 2000 was a loss of $0.1 million, income of $0.1 million, and income of $0.2 million, respectively.

      Investment in White Wave — From December 21, 2001 to May 9, 2002, we owned a 36% interest in White Wave, Inc., maker of Silk® and White Wave®. This investment was made by Old Dean prior to our acquisition of Old Dean. On May 9, 2002, we acquired the remaining equity interest in White Wave and began consolidating White Wave’s results with our financial results.

      Investment in Momentx — As of December 31, 2002 and 2001 we had an approximately 16% interest in Momentx, Inc. Our investment in Momentx at both December 31, 2002 and 2001 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. During 2001, we recorded an impairment charge on this investment of $3.6 million in “Other (income) expense, net” to reflect the current value of our equity stake based on their latest financing.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     INVENTORIES

	December 31

	2002	2001

	(In thousands)
Raw materials and supplies	$151,179	$148,940
Finished goods	249,168	276,973

Total	$400,347	$425,913

      Approximately $97.3 million and $131.7 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at December 31, 2002 and 2001, respectively. There was no material excess of current cost over the stated value of last-in, first-out inventories at either date.

6.     PROPERTY, PLANT AND EQUIPMENT

	December 31

	2002	2001

	(In thousands)
Land	$145,978	$140,612
Buildings and improvements	569,001	500,773
Machinery and equipment	1,391,114	1,297,829

	2,106,093	1,939,214
Less accumulated depreciation	(477,669)	(327,856)

Total	$1,628,424	$1,611,358

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income and earnings per share information for the years ended December 31, 2002, 2001 and 2000 eliminating amortization of goodwill and intangible assets with indefinite lives.

	2002	2001	2000

	(In thousands, except per share data)
Reported income from continuing operations	$267,751	$112,001	$110,115
Goodwill amortization, net of tax and minority interest		24,481	24,724
Trademark amortization, net of tax and minority interest		2,355	2,166

Adjusted income from continuing operations	$267,751	$138,837	$137,005

Reported net income	$175,416	$109,830	$118,719
Goodwill amortization, net of tax and minority interest		26,247	26,490
Trademark amortization, net of tax and minority interest		2,355	2,166

Adjusted net income	$175,416	$138,432	$147,375

Basic earnings per share:
Income from continuing operations	$1.98	$1.33	$1.30
Goodwill amortization		.28	.29
Trademark amortization		.03	.03

Adjusted income from continuing operations	$1.98	$1.64	$1.62

Reported net income	$1.30	$1.30	$1.40
Goodwill amortization		.31	.32
Trademark amortization		.03	.02

Adjusted net income	$1.30	$1.64	$1.74

Diluted earnings per share:
Income from continuing operations	$1.77	$1.21	$1.19
Goodwill amortization		.22	.23
Trademark amortization		.02	.02

Adjusted income from continuing operations	$1.77	$1.45	$1.44

Reported net income	$1.21	$1.19	$1.27
Goodwill amortization		.23	.24
Trademark amortization		.02	.02

Adjusted net income	$1.21	$1.44	$1.53

      The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

		Morningstar/
	Dairy Group	White Wave	Specialty	Other	Total

	(In thousands)
Balance at December 31, 2001	$2,123,702	$389,572	$290,000	$57,710	$2,860,984
Purchase accounting adjustments	21,710	19,358	14,290		55,358
Acquisitions	3,977	101,722			105,699
Currency changes and other				13,376	13,376

Balance at December 31, 2002	$2,149,389	$510,652	$304,290	$71,086	$3,035,417

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2002 and 2001 are as follows:

	December 31

	2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$478,691	$(14,274)	$464,417	$391,662	$(14,274)	$377,388
Intangible assets with finite lives:
Customer-related	56,864	(13,270)	43,594	56,707	(6,075)	50,632

Total other intangibles	$535,555	$(27,544)	$508,011	$448,369	$(20,349)	$428,020

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

      Amortization expense on intangible assets for the years ended December 31, 2002, 2001 and 2000 was $7.8 million, $7.8 million and $7.1 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2003	$4.9 million
2004	$4.0 million
2005	$3.2 million
2006	$2.5 million
2007	$1.8 million

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2002	2001

	(In thousands)
Accounts payable	$510,531	$465,851
Payroll and benefits	150,679	234,415
Health insurance, workers’ compensation and other insurance costs	128,514	96,144
Other accrued liabilities	266,489	238,916

	$1,056,213	$1,035,326

9.     INCOME TAXES

      The following table presents the 2002, 2001 and 2000 provisions for income taxes.

	Year Ended December 31

	2002(1)	2001(2)	2000(3)

	(In thousands)
Current taxes payable:
Federal	$47,618	$39,840	$47,010
State	7,829	6,516	8,668
Foreign and other	3,238	3,319	1,559
Deferred income taxes	94,303	33,439	32,474

Total	$152,988	$83,114	$89,711

(1)	Excludes a $0.9 million income tax expense related to discontinued operations and a $29.0 million income benefit related to a cumulative effect of accounting change.

(2)	Excludes a $3.0 million income tax benefit related to an extraordinary loss, a $1.5 million income tax benefit related to a cumulative effect of accounting change and a $0.6 million income tax expense related to discontinued operations.

(3)	Excludes a $0.6 million income tax expense related to discontinued operations and a $2.8 million income tax expense related to extraordinary gains.

      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2002	2001	2000

	(In thousands)
Tax expense at statutory rates	$147,274	$79,293	$80,408
State income taxes	14,437	3,699	9,315
Tax effect of tax-exempt earnings		(2,387)	(1,584)
Nondeductible goodwill		5,527	4,229
Favorable tax settlement	(6,557)
Other	(2,166)	(3,018)	(2,657)

Total	$152,988	$83,114	$89,711

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2002	2001

	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$11,990	$17,675
Asset valuation reserves	10,859	317
Non-deductible accruals	130,753	129,449
State and foreign tax credits	7,632	12,490
Derivative instruments	27,433	14,624
Other	8,860	8,133
Valuation allowances	(6,064)	(1,537)

	191,463	181,151
Deferred income tax liabilities:
Depreciation and amortization	(312,165)	(300,092)
Tax credit basis differences		(7,854)
Basis differences in unconsolidated affiliates	(8,777)	(7,515)

	(320,942)	(315,461)

Net deferred income tax liability	$(129,479)	$(134,310)

      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2002	2001

	(In thousands)
Current assets	$158,337	$127,215
Noncurrent assets	6,440	19,704
Noncurrent liabilities	(294,256)	(281,229)

Total	$(129,479)	$(134,310)

      At December 31, 2002, we had approximately $13.1 million of net operating losses and approximately $3.9 million of tax credits available for carry-over to future years. The losses are subject to certain limitations and will expire beginning in 2007.

      A valuation allowance of $6.1 million has been established because we believe it is “more likely than not” that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT

	December 31

	2002		2001

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$1,827,500	3.65%	$1,900,000	4.67%
Subsidiary debt obligations:
Senior notes	656,951	6.625-8.15	658,211	6.625-8.15
Receivables-backed loan	145,000	2.28	400,000	2.29
Foreign subsidiary term loan	35,739	4.69	35,172	6.25
Other lines of credit	11,919	3.71-4.69	2,317	4.80
Industrial development revenue bonds	21,000	1.65-2.00	28,001	1.02-6.63
Capital lease obligations and other	29,815		44,796

	2,727,924		3,068,497
Less current portion	(173,442)		(96,972)

Total	$2,554,482		$2,971,525

      Senior Credit Facility — Simultaneously with the completion of our acquisition of Old Dean, we entered into a new $2.7 billion credit agreement with a syndicate of lenders, in replacement of our then existing credit facilities. Our new senior credit facility provides an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. Upon completion of the Old Dean acquisition, we borrowed $1.9 billion under this facility’s term loans. At December 31, 2002 there were outstanding term loan borrowings of $1.83 billion under this facility. The revolving line of credit was undrawn, except for $71.8 million of issued but undrawn letters of credit. As of December 31, 2002, approximately $728.2 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

      Credit Facility Terms — Amounts outstanding under the revolving line of credit and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on our leverage ratio (which is the ratio of defined indebtedness to defined EBITDA), or

•	the London Interbank Offering Rate (“LIBOR”) computed as LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on our leverage ratio.

      On April 30, 2002, we entered into an amendment to our credit facility pursuant to which the interest rate for amounts outstanding under the Tranche B term loan was lowered by 50 basis points, to the following, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The agreement requires principal payments on the Tranche A term loan as follows:

•	$16.87 million quarterly from March 31, 2002 through December 31, 2002;

•	$33.75 million quarterly from March 31, 2003 through December 31, 2004;

•	$39.38 million quarterly from March 31, 2005 through December 31, 2005;

•	$45.0 million quarterly from March 31, 2006 through December 31, 2006;

•	$56.25 million quarterly from March 31, 2007 through June 30, 2007; and

•	A final payment of $112.5 million on July 15, 2007.

      The agreement requires principal payments on the Tranche B term loan as follows:

•	$1.25 million quarterly from March 31, 2002 through December 31, 2002;

•	$2.5 million quarterly from March 31, 2003 through December 31, 2007;

•	A payment of $472.5 million on March 31, 2008; and

•	A final payment of $472.5 million on July 15, 2008.

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

      Our leverage ratio must be less than or equal to:

Period	Ratio

12-21-01 through 12-31-02	4.25 to 1.00
01-01-03 through 12-31-03	4.00 to 1.00
01-01-04 through 12-31-04	3.75 to 1.00
01-01-05 and thereafter	3.25 to 1.00

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our interest coverage ratio must be greater than or equal to 3.00 to 1.00.

      Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders’ equity is increased by certain equity issuances. As of December 31, 2002, the minimum net worth requirement was $1.28 billion.

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

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Old Dean’s subsidiaries and certain real property owned by Old Dean and its subsidiaries).

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

      Senior Notes — Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

•	$96.8 million ($100 million face value), at 6.75% interest, maturing in 2005;

•	$250.5 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$184.3 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$125.3 million ($150 million face value), at 6.9% interest, maturing in 2017.

      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Old Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Old Dean granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on Old Dean’s ability to divest assets not in the ordinary course of business.

      Receivables-Backed Loan — We have entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During 2002, we made net payments of $255 million on this facility leaving an outstanding balance of $145 million at December 31, 2002. The

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At December 31, 2002, we could have re-borrowed an additional $180 million under this facility.

      Foreign Subsidiary Term Loan — In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of December 31, 2002, approximately $44.1 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At December 31, 2002, a total of $35.7 million was outstanding under this facility.

      Other Lines of Credit — Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta’s primary line of credit, which is in the principal amount of 15 million euros (as of December 31, 2002 approximately $15.7 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit and receivables factoring facilities. At December 31, 2002, a total of $11.9 million was outstanding on these facilities.

      Industrial Development Revenue Bonds — Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions.

      Other Subsidiary Debt — Other subsidiary debt includes various promissory notes for the purchase of property, plant, and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

      Letters of Credit — At December 31, 2002 there were $71.8 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $49 million of letters of credit were outstanding at December 31, 2002. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

      Interest Rate Agreements — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows. These swap agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes our various interest rate agreements in effect as of December 31, 2002:

Fixed Interest Rates	Expiration Date	Notional Amounts

	(in millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      The following table summarizes our various interest rate agreements in effect as of December 31, 2001:

Fixed Interest Rates	Expiration Date	Notional Amounts

	(in millions)
4.90% to 4.93%	December 2002	$275
6.07% to 6.24%	December 2002	325
6.23%	June 2003	50
6.69%	December 2004	100
6.69% to 6.74%	December 2005	100
6.78%	December 2006	75

      In January 2003, we entered into forward starting swaps that begin in March 2003 with a notional amount of $400 million. These swaps all expire in December 2003 and the fixed interest rates range between 1.47% to 1.48%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility.

      We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta’s term loan. The following table summarizes these agreements:

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      On March 24, 1998, we issued $600 million of company-obligated 5.5% mandatorily redeemable convertible preferred securities of a Delaware business trust subsidiary in a private placement to “qualified institutional buyers” under Rule 144A under the Securities Act of 1933, as amended. The 5.5% preferred securities, which are recorded net of related fees and expenses, mature 30 years from the date of issue. Holders of these securities are entitled to receive preferential cumulative cash distributions at an annual rate of 5.5% of their liquidation preference of $50 each. These distributions are payable quarterly in arrears on January 1, April 1, July 1 and October 1 of each year. These trust issued preferred securities are convertible at the option of the holders into an aggregate of approximately 23 million shares of our common stock, subject to adjustment in certain circumstances, at a conversion price of $26.09. These preferred securities are also redeemable, at our option, at any time at specified premiums and are mandatorily redeemable at their liquidation preference amount of $50 per share at maturity or upon occurrence of certain specified events. See Note 24.

12.	STOCKHOLDERS’ EQUITY

      Our authorized shares of capital stock include 1,000,000 shares of preferred stock and 500,000,000 shares of common stock with a par value of $.01 per share.

      Stock Award Plans — We currently have two stock award plans with shares remaining available for issuance. These plans, including our 1997 Stock Option and Restricted Stock Plan and the 1989 Old Dean Stock Awards Plan (which we adopted upon completion of our acquisition of Old Dean), provide for grants of stock options, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million and approximately 5.7 million shares, respectively. Approximately 9.9 million and 1.2 million shares remained available for issuance under the 1997 and 1989 plans, respectively, as of March 25, 2003. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of our stock-based compensation programs:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 1999	13,791,753	$11.56
Granted	4,100,700	12.76
Canceled	(620,103)	14.07
Exercised	(3,693,537)	6.93

Outstanding at December 31, 2000	13,578,813	$12.99
Granted	3,732,450	14.56
Options issued to Old Dean option holders(1)	8,055,336	15.39
Canceled	(872,454)	15.47
Exercised	(3,398,355)	12.99

Outstanding at December 31, 2001	21,095,790	$14.11
Granted	7,711,394	20.61
Canceled(2)	(4,297,922)	14.94
Exercised	(4,950,732)	13.79

Outstanding at December 31, 2002	19,558,530	$16.55

Exercisable at December 31, 2000	7,202,559	$12.83
Exercisable at December 31, 2001	14,553,276	14.38
Exercisable at December 31, 2002	8,997,099	14.42

(1)	In connection with our acquisition of Old Dean, all options to purchase Old Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 8.1 million shares of our common stock. Also, the acquisition triggered certain “change in control” rights contained in the option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 2.4 million shares were surrendered. See Note 2 to our Consolidated Financial Statements.

(2)	The acquisition of Old Dean triggered certain “change in control” rights contained in the Old Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 2.3 million shares were surrendered.

      The following table summarizes information about options outstanding and exercisable at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0 to $6.75	292,326	3.00	$4.27	292,326	$4.27
9.02 to 10.14	1,398,426	4.18	$9.73	1,398,426	$9.73
10.87 to 14.55	7,396,370	7.18	$13.37	4,103,984	$13.05
16.29 to 17.70	1,289,285	6.33	$16.62	1,252,388	$16.63
18.75 to 20.35	8,276,228	8.35	$20.23	1,271,780	$19.58
$21.75 to $24.77	905,895	7.41	$23.27	678,195	$23.00

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors’ shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

		Grant Date
		Fair Value
Period	Number of Shares	Per Share

First quarter	2,814	$23.13
Second quarter	4,452	25.31
Third quarter	4,005	24.77
Fourth quarter	3,134	25.55

      Rights Plan — On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Dean Foods Company. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $70.00, with a market value of up to two times the exercise price. At any time prior to such date, a required majority may redeem the rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our Board of Directors extends the term of, or redeems, the rights.

      Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Year Ended December 31

	2002	2001	2000

Basic EPS computation:
Numerator:
Income from continuing operations	$267,751	$112,001	$110,115
Denominator:
Average common shares	135,031,274	84,454,194	84,585,129
Basic EPS from continuing operations	$1.98	$1.33	$1.30
Diluted EPS computation:
Numerator:
Income from continuing operations	$267,751	$112,001	$110,115
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	21,324	21,324	21,334

Income applicable to common stock	$289,075	$133,325	$131,449

Denominator:
Average common shares — basic	135,031,274	84,454,194	84,585,129
Stock option conversion(1)	5,132,746	3,221,679	2,381,040
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities	22,999,884	23,000,349	23,047,623

Average common shares — diluted	163,163,904	110,676,222	110,013,792

Diluted EPS from continuing operations	$1.77	$1.21	$1.19

(1)	Stock option conversion excludes anti-dilutive shares of 263,655; 1,809,819; and 3,270,303 at December 31, 2002, 2001 and 2000, respectively.

      Securities Repurchases — On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We depleted the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100 million to $400 million. On November 2, 2000 the Board authorized a further increase to $500 million. On each of January 8, 2003 and February 12, 2003, the Board authorized additional increases of

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150 million each. See Note 24. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2002.

	No. of Shares of
	Common Stock
Period	Repurchased	Purchase Price

Third Quarter 1998	3,000,000	$30.4 million
Fourth Quarter 1998	1,531,200	15.6 million
Second Quarter 1999	239,100	3.0 million
Third Quarter 1999	5,551,545	66.7 million
Fourth Quarter 1999	10,459,524	128.4 million
First Quarter 2000	2,066,400	27.2 million
Second Quarter 2000	2,898,195	42.2 million
Third Quarter 2000	4,761,000	77.0 million
Fourth Quarter 2000	120,000	2.1 million
First Quarter 2001	370,002	6.1 million
Fourth Quarter 2002	4,126,200	101.2 million

Total	35,123,166	$499.9 million

      As of March 25, 2003, $171.6 million remains available for spending under this program.

      Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     OTHER COMPREHENSIVE INCOME

      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 2002 and 2001 are included below.

		Tax Benefit
	Pre-Tax	(Expense)
	Income	and Minority	Net
	(Loss)	Interest	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2000	$(2,394)	$1,283	$(1,111)
Cumulative translation adjustment	(3,676)	1,444	(2,232)
Cumulative effect of accounting change	(16,278)	9,875	(6,403)
Net change in fair value of derivative instruments	(44,844)	28,474	(16,370)
Amounts reclassified to income statement related to derivatives	17,230	(10,298)	6,932
Reclassification of minority interest portion on derivative fair values		(10,033)	(10,033)
Minimum pension liability adjustment	(1,059)	433	(626)

Accumulated other comprehensive income, December 31, 2001	$(51,021)	$21,178	$(29,843)
Cumulative translation adjustment	13,392	(4,984)	8,408
Net change in fair value of derivative instruments	(74,332)	27,529	(46,803)
Amounts reclassified to income statement related to derivatives	38,945	(14,931)	24,014
Minimum pension liability adjustment	(18,668)	7,187	(11,481)

Accumulated other comprehensive income, December 31, 2002	$(91,684)	$35,979	$(55,705)

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

	Year Ended December 31

	2002	2001	2000

	(In thousands)
Defined benefit plans	$11,597	$989	$2,425
Defined contribution plans	14,836	15,821	$6,504
Multi-employer pension plans	4,326	5,671	5,599

	$30,759	$22,481	$14,528

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations. Plan assets consist principally of investments made with insurance companies under a group annuity contract.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2002	2001

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$280,281	$89,370
Service cost	1,581	1,594
Interest cost	18,954	6,671
Plan participants’ contributions	332
Plan amendments		60
Assumption change	525	620
Actuarial (gain)/loss	1,163	4,346
Acquisition	23,750	186,506
Divestiture		(580)
Curtailment		(285)
Effect of settlement		(981)
Benefits paid	(65,219)	(7,149)
Other		109

Benefit obligation at end of year	261,367	280,281

Change in plan assets:
Fair value of plan assets at beginning of year	178,251	92,753
Actual return on plan assets	(19,718)	(5,150)
Acquisition	2,609	99,012
Divestiture		(609)
Employer contribution	28,752	579
Plan participants’ contributions	84
Effect of settlement		(1,270)
Benefits paid	(65,219)	(7,149)
Other		85

Fair value of plan assets at end of year	124,759	178,251

Funded status	(136,608)	(102,030)
Unrecognized net transition obligation	1,106	573
Unrecognized prior service cost	2,223	2,803
Unrecognized net (gain)/loss	43,589	9,976
Minimum liability adjustment		(2,809)

Net amount recognized	$(89,690)	$(91,487)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2002	2001

	(In thousands)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$1,138	$2,335
Accrued benefit liability	(114,035)	(95,650)
Intangible asset	3,913	1,202
Accumulated other comprehensive income	19,294	626

Net amount recognized	$(89,690)	$(91,487)

Weighted-average assumptions as of December 31:
Discount rate	6.50-6.75%	7.25%
Expected return on plan assets	6.75-8.50%	6.75- 9.00%
Rate of compensation increase	4.00%	0-5.00%

	December 31

	2002	2001	2000

	(In thousands)
Components of net periodic pension cost:
Service cost	$1,581	$1,594	$2,274
Interest cost	18,954	6,671	6,573
Effect of curtailment		311	(3,899)
Expected return on plan assets	(15,142)	(7,647)	(8,204)
Amortizations:
Unrecognized transition (asset)/obligation	106	106	140
Prior service cost	190	207	147
Unrecognized net (gain)/loss	332	(47)	(622)
Divestiture change		148
Effect of Settlement	3,031

Net periodic benefit cost	$9,052	$1,343	$(3,591)

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $240.9 million, $223.4 million and $120.4 million, respectively, as of December 31, 2002 and $82.8 million, $81.3 million, and $67.8 million, respectively, as of December 31, 2001.

      Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 17% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans which provide for employer contributions in various amounts ranging from $21 to $39 per pay period per participant.

      Multi-Employer Pension Plans — Certain of our subsidiaries contribute to various multi-employer union pension plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/ management plans. At this time, we have not established any liabilities because withdrawal from these plans is not probable or reasonably possible.

15.     POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

      Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2002	2001

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,605	$6,892
Service cost	1,039	140
Interest cost	1,139	504
Plan participants’ contributions	195	157
Plan amendments	(337)	(2,111)
Assumption change	(4,873)	(222)
Actuarial (gain)/loss	4,249	2,124
Acquisitions	1,152	13,793
Benefits paid	(2,191)	(672)
Effect of curtailment	(165)

Benefit obligation at end of year	20,813	20,605
Fair value of plan assets at end of year

Funded status	$(20,813)	(20,605)
Unrecognized prior service cost	(2,760)	(2,633)
Unrecognized net (gain)/loss	6,056	2,106

Net amount recognized	$(17,517)	$(21,132)

Initial rate	8.33-12.00%	8.00- 11.00%
Ultimate rate	5.00-6.00%	5.00-6.00%
Year of ultimate rate achievement	2008-2014	2008-2015

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2002	2001	2000

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,178	$644	$479
Amortizations:
Prior service cost	(210)	(43)	(51)
Unrecognized net (gain)/loss	133	(43)
Recognized net actuarial loss from curtailment		217	65

Net periodic benefit cost	$2,101	$775	$493

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$179	$(157)
Effect on post-retirement obligation	1,123	(990)

16.     PLANT CLOSING COSTS

      Plant Closing Costs — As part of an overall integration and cost reduction strategy, we recorded plant closing and other non-recurring costs during 2002, 2001 and 2000 in the amount of $19.1 million, $9.6 million and $2.7 million, respectively. In addition, our share of Consolidated Container Company’s restructuring charges were expenses of $1.7 million and income of $0.8 million during 2001 and 2000, respectively. These amounts were reported as an adjustment to equity in earnings of unconsolidated affiliates.

      The charges recorded during 2002 are related to the closing of Dairy Group plants in Bennington, Vermont and Toledo, Ohio, a Dairy Group distribution facility in Winchester, Virginia, and one Morningstar plant in Tempe, Arizona. The charges also reflect additional costs related to severance on the closing of our dairy plant in Port Huron, Michigan in 2001, the shutdown of an ice cream production line at our Englewood, Colorado plant and the closing of a plant’s administrative offices in Grand Rapids, Michigan in our Dairy Group.

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

      The principal components of these plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The plans included an overall reduction of 451 people in 2002, 198 people in 2001 and 114 people in 2000, who were primarily plant employees associated with the plant closings and rationalization. The costs were charged to our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated. All except 66 employees had been terminated as of December 31, 2002;

•	Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2002 was approximately $3.5 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

      Activity with respect to plant closing and other non-recurring costs for 2002 is summarized below:

	Balance at			Balance at
	December 31,			December 31,
	2001	Charges	Payments	2002

	(In thousands)
Cash charges:
Workforce reduction costs	$668	$4,576	$(1,362)	$3,882
Shutdown costs	460	1,468	(271)	1,657
Lease obligations after shutdown	119	563	(14)	668
Other	253	1,190	(657)	786

Subtotal	$1,500	7,797	$(2,304)	$6,993

Noncash charges:
Write-down of property, plant and equipment		11,253

Total charges		$19,050

      Activity with respect to plant closing and other non-recurring costs for 2001 is summarized below:

	Balance at			Balance at
	December 31,			December 31,
	2000	Charges	Payments	2001

	(In thousands)
Cash charges:
Workforce reduction costs	$1,179	$1,088	$(1,599)	$668
Shutdown costs	363	624	(527)	460
Lease obligations after shutdown	118	183	(182)	119
Other		843	(590)	253

Subtotal	$1,660	2,738	$(2,898)	$1,500

Noncash charges:
Write-down of property, plant and equipment		6,812

Total charges		$9,550

      There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at December 31, 2002 are expected to be completed within a year.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrued costs in 2002 and 2001 pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Old Dean. Plants in Atkins, Arkansas and Cairo, Georgia in the Specialty Foods segment and a plant in Escondido, California in the Dairy Group were closed. We have also eliminated Old Dean’s administrative offices, closed Dairy Group distribution depots in Parker Ford, Pennsylvania and Camp Hill, Pennsylvania, relocated production between plants and are shutting down two pickle tank yards as part of our overall integration and efficiency efforts related to our acquisition of Old Dean.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 839 plant and administrative personnel. The costs incurred were charged against our acquisition liabilities for these costs. As of December 31, 2002, 116 employees had not yet been terminated;

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

      Activity with respect to these acquisition liabilities for 2002 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2001	Accruals	Payments	2002

	(In thousands)
Workforce reduction costs	$20,029	$11,205	$(22,232)	$9,002
Shutdown costs	12,621	7,880	(8,864)	11,637

Total	$32,650	$19,085	$(31,096)	$20,639

      Activity with respect to these acquisition liabilities for 2001 is summarized below:

	Accrued			Accrued
	Charges at			Charges At
	December 31,			December 31,
	2000	Accruals	Payments	2001

	(In thousands)
Workforce reduction costs	$997	$19,357	$(325)	$20,029
Shutdown costs	7,271	8,647	(3,297)	12,621

Total	$8,268	$28,004	$(3,622)	$32,650

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     OTHER OPERATING (INCOME) EXPENSE

      During the fourth quarter of 2001, we recognized a net of $17.3 million of other operating income which includes the following:

•	A gain of $47.5 million on the divestiture of the plants transferred to National Dairy Holdings (as assignee of Dairy Farmers of America) in connection with the acquisition of Old Dean. The gain represented the difference between fair value and the carrying value of the plants;

•	An expense of $28.5 million resulting from a payment to Dairy Farmers of America as consideration for certain modifications to our existing milk supply arrangements; and

•	An expense of $1.7 million resulting from the impairment in value of a water plant.

19.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2002	2001	2000

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$224,561	$139,984	$142,205
Cash paid for taxes	44,738	24,983	31,883
Noncash transactions:
Issuance of common stock in connection with business acquisitions		739,366
Issuance of subsidiary preferred and common securities in connection with two acquisitions			340,336
Operations of 11 plants in connection with acquisition of minority interest		287,989

20.     COMMITMENTS AND CONTINGENCIES

      Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Rent expense, including additional rent, was $124.5 million, $86.9 million and $66.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31

	2002	2001

	(In thousands)
Buildings and improvements	$588	$11,251
Machinery and equipment	9,200	4,666
Less accumulated amortization	(5,347)	(1,973)

	$4,441	$13,944

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments at December 31, 2002, under non-cancelable capital and operating leases with terms in excess of one year are summarized below:

	Capital	Operating
	Leases	Leases

	(In thousands)
2003	$768	$79,750
2004	319	69,113
2005	195	55,362
2006	140	44,018
2007	116	37,241
Thereafter		118,101

Total minimum lease payments	$1,538	$403,585

Less amount representing interest	(154)

Present value of capital lease obligations	$1,384

      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Old Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% stake in our Dairy Group. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Because this note was delivered in connection with our acquisition of DFA’s minority interest in our Dairy Group, we originally recorded the note as part of the purchase consideration and it was reflected on our balance sheet in “other long-term liabilities”. However, we now believe that payments we make under this note, if any, should be expensed as incurred. Accordingly, the purchase consideration and the note obligation have been removed from our 2001 balance sheet.

      Also as part of the same transaction, we amended a milk supply agreement with DFA to provide that:

•	If we have not offered DFA the right to supply all of our raw milk requirements for certain of Old Dean’s plants by either (i) June 2003, or (ii) with respect to certain other plants, the end of the 6th full calendar month following the expiration of milk supply agreements in existence at those plants on December 21, 2001, or

•	If DFA is prohibited from supplying those plants because of an injunction, restraining order or otherwise as a result of or arising from a milk supply contract to which we are party,

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Contingent Obligations Related to White Wave Acquisition — On May 9, 2002, we completed the acquisition of White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we have agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the “Incentive Period”) and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

•	If cumulative net sales during the Incentive Period are between $382.5 million and $450 million, the bonus paid will scale ratably (meaning $129,630 for each $1 million of net sales) between $26.025 million and $35.0 million; and

•	If cumulative net sales exceed $450 million during the Incentive Period, additional amounts will be paid as follows:

•	First $50 million above $450 million net sales: 10% of amount in excess of $450 million, plus

•	Second $50 million above $450 million net sales: 15% of amount in excess of $500 million, plus

•	In excess of $550 million net sales: 20% of amount in excess of $550 million.

We currently expect the aggregate amount of bonuses payable under White Wave’s Performance Bonus Plan to be in the range of $35 million to $40 million, and we have recorded quarterly accruals based on the aggregate amount that we expect to pay. Key employees of White Wave are also entitled to receive certain payments if they are terminated without cause (or as a result of death or incapacity) during the Incentive Period.

      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent liabilities related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained liabilities and to fulfill our indemnification obligation. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.

      Enron — In 1999, we entered into an Energy Program Agreement with Enron Energy Services pursuant to which we contracted to purchase electricity for certain of our plants at a discounted rate for a ten-year period. Under the agreement, Enron (i) supplied (or arranged for the supply of) utilities to our facilities and paid the costs of such utilities directly to the utility suppliers, and (ii) made certain capital improvements at certain of our facilities in an effort to reduce our utility consumption, all in exchange for one monthly payment from us. In November 2001, Enron stopped performing under the agreement and in December 2001, Enron filed for bankruptcy protection. Shortly thereafter, Enron rejected our contract. In order to compensate us for our lost savings, the Energy Program Agreement provided for formula-based liquidated damages. We have filed a claim in Enron’s bankruptcy for our damages. We have received correspondence from Enron demanding payment of certain amounts that Enron alleges we owe under the agreement. We have disputed the validity of Enron’s claim and are in the process of attempting to negotiate an agreement with Enron for the settlement of our claims against each other. We cannot estimate the outcome of any settlement with Enron. However, we do not expect the settlement to have a material adverse impact on our financial position, results of operations or cash flows.

      Litigation, Investigations and Audits — We are party, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

21.     FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2002 and 2001. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

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

	2002		2001

	Carrying Value	Fair Value	Carrying Value	Fair Value
	of Liability	of Liability	of Liability	of Liability

	(In thousands)
Senior notes	$(656,951)	$(702,830)	$(658,211)	$(658,211)
Interest rate agreements	(80,431)	(80,431)	(44,140)	(44,140)

22.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

      Segment Information — We currently have three reportable segments: Dairy Group, Morningstar/ White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. Morningstar/ White Wave manufactures dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, specialty products such as lactose-reduced milk and extended shelf-life milks, as well as certain other refrigerated and extended shelf-life products. Specialty Foods processes and markets pickles, powdered products such as non-dairy coffee creamers, aseptic sauces and puddings and nutritional beverages. We obtained Specialty Foods as part of our acquisition of Old Dean on December 21, 2001. Our Spanish operation does not meet the definition of a segment and is reported in “Corporate/ Other.” Prior periods have been restated to remove the results of our Puerto Rico operations, which has been reclassified as a discontinued operation.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Group segment in 2001. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:

	2002	2001	2000

	(In thousands)
Net sales to external customers:
Dairy Group(1)	$7,061,538	$5,042,836	$4,650,590
Morningstar/ White Wave(2)	1,056,751	741,992	684,054
Specialty Foods	673,604	18,709
Corporate/ Other(3)	199,571	171,018	165,068

Total	$8,991,464	$5,974,555	$5,499,712

Intersegment sales:
Dairy Group	$31,340	$14,133	$14,680
Morningstar/ White Wave	103,686	90,476	60,213
Specialty Foods	16,287

Total	$151,313	$104,609	$74,893

Operating income:
Dairy Group(4)	$520,935	$323,755	$289,630
Morningstar/ White Wave(5)	111,668	104,294	100,944
Specialty Foods	98,874	2,168
Corporate/ Other(3)(6)	(68,870)	(45,104)	(31,853)

Total	662,607	385,113	358,721
Other (income) expense:
Interest expense and financing charges(3)	231,263	130,130	140,670
Equity in (loss) earnings of unconsolidated affiliates	7,899	23,620	(11,453)
Other (income) expense, net(3)	2,660	4,817	(233)

Consolidated earnings before tax	$420,785	$226,546	$229,737

Depreciation and amortization:
Dairy Group	$114,354	$113,780	$105,717
Morningstar/ White Wave	25,216	24,574	22,849
Specialty Foods	14,101	353
Corporate/ Other(3)	20,323	7,191	7,306

Total	$173,994	$145,898	$135,872

Assets:
Dairy Group	$4,415,139	$4,882,224	$2,912,231
Morningstar/ White Wave	1,071,095	858,656	424,819
Specialty Foods	617,210	625,382
Corporate/ Other	478,822	325,635	443,428

Total	$6,582,266	$6,691,897	$3,780,478

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(In thousands)
Capital expenditures:
Dairy Group	$162,493	$89,125	$90,901
Morningstar/ White Wave	61,765	37,401	28,162
Specialty Foods	11,176
Corporate/ Other(3)	6,548	4,684	5,463

Total	$241,982	$131,210	$124,526

(1)	Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $8.8 million and $9.7 million in 2001 and 2000, respectively.

(2)	Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09 “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $24.9 million and $20.2 million in 2001 and 2000, respectively.

(3)	Balances have been adjusted to remove our Puerto Rico operations which have been reclassified as discontinued operations.

(4)	Operating income includes plant closing and other charges of $14.1 million, $9.6 million and $2.1 million in 2002, 2001 and 2000, respectively. Operating income in 2001 includes a gain of $47.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods and an impairment charge of $1.7 million on a water plant. Operating income in 2000 includes litigation settlement costs of $7.5 million.

(5)	Operating income includes plant closing and other non-recurring charges of $4.9 million in 2002.

(6)	Operating income in 2001 includes an expense of $28.5 million resulting from certain changes to our milk supply agreement.

Geographic Information

	Revenues			Long-Lived Assets

	2002	2001	2000	2002	2001

	(In thousands)
Geographic Information
United States(1)	$8,791,893	$5,803,535	$5,334,645	$5,137,695	$4,947,908
Puerto Rico(2)					124,079
Europe	199,571	171,020	165,067	126,984	118,022

Total	$8,991,464	$5,974,555	$5,499,712	$5,264,679	$5,190,009

(1)	Net sales for 2001 and 2000 have been restated to reflect the adoption of EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $33.7 million and $29.9 million in 2001 and 2000, respectively.

(2)	Revenues have been restated to remove revenues related to our Puerto Rico operations, which have been reclassified as discontinued operations.

      Major Customers — Our Dairy Group had one customer that represented greater than 10% of its 2002 sales. Approximately 10% of our consolidated 2002 sales were to that same customer.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of the unaudited quarterly results of operations for 2002 and 2001. Financial information for all periods has been adjusted to remove our Puerto Rico operations, which have been reclassified as discontinued operations.

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
2002:
Net sales	$2,226,220	$2,295,243	$2,229,726	$2,240,275
Gross profit	544,832	600,457	593,420	609,982
Income from continuing operations(1)	54,662	74,031	68,007	71,051
Net income(1)(2)	(29,624)	73,227	68,699	63,114
Basic earnings per common share(3):
Income from continuing operations	.41	.55	.50	.52
Net income	(.22)	.54	.51	.47
Diluted earnings per common share (3):
Income from continuing operations	.37	.49	.45	.46
Net income	(.15)	.48	.45	.43
2001:
Net sales(4)	$1,409,385	$1,461,280	$1,492,621	$1,611,269
Gross profit	335,803	342,063	341,286	381,145
Income from continuing operations(5)	22,771	33,235	28,558	27,437
Net income(3)	22,071 (6)	34,603	29,422	23,734	(7)
Basic earnings per common share(3):
Income from continuing operations	.28	.40	.34	.31
Net income	.27	.42	.35	.26
Diluted earnings per common share(3):
Income from continuing operations change	.26	.36	.31	.28
Net income	.26	.37	.32	.24

(1)	The results for the first, second, third and fourth quarters include plant closing and other nonrecurring charges, net of taxes, of $0.8 million, $3.2 million, $3.1 million and $4.7 million, respectively. Results in the fourth quarter also include a $6.3 million loss related to our investment in Consolidated Container Company.

(2)	The results of the first quarter include $85 million net loss for the impairment of goodwill and other intangible assets in accordance with our adoption of SFAS No. 142 in the first quarter of 2002. The results for the first, second, third and fourth quarters include income from discontinued operations of $0.7 million, $(0.8) million, $0.7 million and $0.3 million, respectively.

(3)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(4)	Net results have been restated to reflect the adoption of EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$8.9 million, $9.2 million, $7.6 million and $8 million for the first, second, third and fourth quarters, respectively.

(5)	The results for the first, third and fourth quarters include plant closing and other non-recurring charges, net of minority interest when applicable, of $0.3 million, $1 million and $4.5 million, respectively. Results in the fourth quarter also include a gain of $29.5 million related to the divestiture of 11 plants as part of the acquisition of Dean Foods, an expense of $17.4 million resulting from certain changes to our milk supply agreements, an impairment charge of $0.7 million, net of minority interest, on a water plant, a charge of $12.9 million related to the impairment of our investment in Consolidated Container Company, and a charge of $2.7 million resulting from the impairment of two small investments. All amounts are net of income taxes.

(6)	Results for the first quarter of 2001 include a cumulative effect of accounting change expense of $1.4 million related to our adoption of FAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

(7)	Included in the results for the fourth quarter of 2001 is an extraordinary loss of $4.3 million for the write-off of deferred financing costs related to the early retirement of our former credit facilities.

24.     SUBSEQUENT EVENTS

      Aircraft Leases —On August 1, 2000, we entered into a five-year aircraft lease agreement with Neptune Colorado LLC, a limited liability company owned by Gregg Engles (our Chief Executive Officer and Chairman of our Board of Directors) and Pete Schenkel (President of our Dairy Group and also a member of our Board of Directors). Pursuant to the lease agreement, we agreed to lease an airplane from Neptune Colorado at a rate of $1,000 per hour for each hour of flight with a minimum of 40 hours of flight per month. We also agreed to pay a non-refundable equipment reserve charge equal to $83.10 per engine hour used during the term of the agreement, with reserve funds being used by the lessor for engine overhauls, removal or replacement during the term of the agreement. Under the lease, we are responsible for paying certain taxes related to and insurance for the airplane, as well as operating costs, landing and customs fees, storage charges and any fines or penalties arising from the operation or use of the airplane. We paid an aggregate of $0.5 million in 2002, $0.6 million in 2001 and $0.2 million in 2000 to Neptune Colorado, LLC under the lease.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment reserves that were established under the leases. Because the market value of the assets we will acquire in the transaction is equal to the value of the liabilities that we will assume, there will be no income statement impact related to the transaction. We expect to complete the transaction in March 2003.

      Securities Repurchases — On each of January 8, 2003 and February 12, 2003, our Board of Directors approved $150 million increases to the authorized amount of our stock repurchase program. Between January 1, 2003 and March 24, 2003, we spent approximately $129 million to repurchase approximately 4.86 million shares of our common stock for an average price of $26.48 per share. At March 25, 2003, approximately $171.6 million remains available under our current authorization.

      On March 17, 2003, we announced a partial redemption of our trust-issued preferred securities (“TIPES”). TIPES with an aggregate liquidation value of $100 million will be redeemed on April 17, 2003 at a redemption price of $51.0315 per security. Holders of TIPES that have been called for redemption have the option to convert their TIPES into shares of our common stock instead of receiving the cash redemption price. Approximately $500 million of TIPES will remain outstanding following completion of this partial redemption.

      Hedging Transactions — In January 2003, we entered into forward starting swaps that began in March 2003 with a notional amount of $400 million. These swaps all expire in December 2003 and the fixed interest rates range between 1.47% to 1.48%. These swaps have been designated as hedges against interest rate exposure on loans under our senior credit facility.

      Stock Split — On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock, which entitled shareholders of record on May 23, 2003 to receive three shares of common stock for every two shares held on that date. The new shares were issued after the market closed on June 9, 2003. All of the share numbers in our Consolidated Financial Statements have been adjusted for all periods to reflect the stock split.

25.     RELATED PARTY TRANSACTIONS

      Real Property Lease — We lease the land for our Franklin, Massachusetts plant from a partnership in which Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) The lease payments totaled $0.7 million in 2002 and $0.6 million in each of 2001 and 2000.

      Minority Interest in Consolidated Container Holding Company — We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an 89.5% interest. Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, and his brother, Peter Bernon, collectively own the remaining 10.5% of Franklin Plastics, Inc.

      Aircraft Leases — See Note 24.

26.     RESTATEMENT OF NOTE 1

     Note 1 to our Consolidated Financial Statements for the year ended December 31, 2002 (our “2002 Financial Statements”) contains a subsection entitled “Employee Stock-Based Compensation” wherein we disclose what our pro forma net income (“Pro Forma Net Income”) and pro forma net income per common share (“Pro Forma Net Income Per Common Share”) would have been for the years 2002, 2001 and 2000 had compensation expense been determined for stock option grants using the fair value method provided for in SFAS No. 123, Accounting for Stock-Based Compensation. After filing our Annual Report on Form 10-K for the year ended December 31, 2002, we discovered a computational error in the calculation of Pro Forma Net Income and Pro Forma Net Income Per Common Share for each of 2002, 2001 and 2000, which error caused the amounts of Pro Forma Net Income and Pro Forma Net Income Per Common Share to be understated in 2002 and 2001 and overstated in 2000.

     Accordingly, we have restated the “Employee Stock-Based Compensation” subsection of Note 1 to our 2002 Financial Statements in order to reflect the proper amounts of Pro Forma Net Income and Pro Forma Net Income Per Common Share for 2002, 2001 and 2000. The table below indicates the amounts of Pro Forma Net Income and Pro Forma Net Income Per Common Share as originally reported and as restated.

	Year Ended December 31

	2002		2001		2000

	As originally		As originally		As originally
	reported	As restated	reported	As restated	reported	As restated

			(In thousands, except per share data)
Net income, as reported	$175,416	$175,416	$109,830	$109,830	$118,719	$118,719
Less: Stock based employee compensation, net of income tax expense	44,620	31,249	17,621	16,926	14,447	17,375

Pro forma net income	$130,796	$144,167	$92,209	$92,904	$104,272	$101,344

Net income per share:
Basic — as reported	$1.30	$1.30	$1.30	$1.30	$1.40	$1.40
Basic — pro forma	0.97	1.07	1.09	1.10	1.23	1.20
Diluted — as reported	1.21	1.21	1.19	1.19	1.27	1.27
Diluted — pro forma	0.93	1.01	1.03	1.03	1.14	1.12

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART IV

Item 16.     Exhibits, Financial Statement Schedules and Reports On Form 8-K

Financial Statements

      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

Financial Statement Schedules

      Independent Auditors’ Report

      Schedule II — Valuation and Qualifying Accounts

Exhibits

      See Index to Exhibits.

Reports on Form 8-K

      None.

42

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ BARRY A. FROMBERG Barry A. Fromberg Executive Vice President and Chief Financial Officer

Dated July 3, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BARRY A. FROMBERG Barry A. Fromberg	Principal Accounting Officer	July 3, 2003

/s/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer and Chairman of the Board	July 3, 2003

/s/ ALAN BERNON Alan Bernon	Director	July 3, 2003

/s/ LEWIS M. COLLENS Lewis M. Collens	Director	July 3, 2003

/s/ TOM DAVIS Tom Davis	Director	July 3, 2003

/s/ STEPHEN L. GREEN Stephen L. Green	Director	July 3, 2003

/s/ JANET HILL Janet Hill	Director	July 3, 2003

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	July 3, 2003

/s/ RON KIRK Ron Kirk	Director	July 3, 2003

/s/ JOHN S. LLEWELLYN, JR. John S. Llewellyn, Jr.	Director	July 3, 2003

/s/ JOHN MUSE John Muse	Director	July 3, 2003

/s/ HECTOR M. NEVARES Hector M. Nevares	Director	July 3, 2003

/s/ P. EUGENE PENDER P. Eugene Pender	Director	July 3, 2003

/s/ PETE SCHENKEL Pete Schenkel	Director	July 3, 2003

/s/ JIM TURNER Jim Turner	Director	July 3, 2003

CERTIFICATION

I, Gregg L. Engles, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Dean Foods Company;
2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the amended annual report;
3.	Based on my knowledge, the financial statements and other financial information included in this amended annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this amended annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;
(b)	Evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this amended annual report (the “Evaluation Date”); and
(c)	Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gregg L. Engles Gregg L. Engles Chief Executive Officer

July 3, 2003

CERTIFICATION

I, Barry A. Fromberg, certify that:

1.	I have reviewed this amended annual report on Form 10-K/A of Dean Foods Company;
2.	Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the amended annual report;
3.	Based on my knowledge, the financial statements and other financial information included in this amended annual report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this amended annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;
b	Evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this amended annual report (the “Evaluation Date”); and
c	Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Barry A. Fromberg Barry A. Fromberg Chief Financial Officer

July 3, 2003

INDEPENDENT AUDITOR’S REPORT

     To the Board of Directors
     Dean Foods Company
     Dallas, Texas

     We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the “Company”) (formerly known as Suiza Foods Corporation) as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 24, 2003 and July 3, 2003 as to Note 26 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142 and an explanatory paragraph relating to the restatement described in Note 26); such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of Dean Foods Company and subsidiaries, listed in Item 16. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 24, 2003, (May 27, 2003 as to Note 26 and June 9, 2003 as to the effects of the stock split described in Note 24)

INDEX TO EXHIBITS

Exhibit
Number		Description

23	—	Consent of Deloitte & Touche LLP (filed herewith).
99.1	—	Certification of Gregg Engles (filed herewith).
99.2	—	Certification of Barry Fromberg (filed herewith).