Form 10-Q
period 2003-06-30
DEAN FOODS CO/
filed 2003-08-14
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from to
Commission File Number 001-12755

Dean Foods Company

(Exact name of the registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2559681 (I.R.S. Employer Identification No.)

2515 McKinney Avenue, Suite 1200

Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of the Registrant’s principal executive offices)

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

     As of August 8, 2003 the number of shares outstanding of each class of common stock was:

Common Stock, par value $.01 154,802,645

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	38
Item 4 — Controls and Procedures	39
Part II — Other Information
Item 4 — Submission of Matters to a Vote of Security Holders	40
Item 6 — Exhibits and Reports on Form 8-K	40

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$28,003	$45,896
Accounts receivable, net	621,122	656,938
Inventories	423,801	400,347
Deferred income taxes	148,395	158,337
Prepaid expenses and other current assets	59,112	49,628

Total current assets	1,280,433	1,311,146
Property, plant and equipment, net	1,689,176	1,628,424
Goodwill	3,074,376	3,035,417
Identifiable intangible and other assets	609,369	607,279

Total	$6,653,354	$6,582,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$925,179	$1,056,213
Income taxes payable	57,639	38,488
Current portion of long-term debt	175,475	173,442

Total current liabilities	1,158,293	1,268,143
Long-term debt	2,603,030	2,554,482
Other long-term liabilities	229,448	236,915
Deferred income taxes	336,928	294,256
Mandatorily redeemable convertible trust issued preferred securities		585,177
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, 154,976,839 and 132,961,440 shares issued and outstanding	1,550	1,330
Additional paid-in capital	1,513,380	979,113
Retained earnings	865,552	718,555
Accumulated other comprehensive income	(54,827)	(55,705)

Total stockholders’ equity	2,325,655	1,643,293

Total	$6,653,354	$6,582,266

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net sales	$2,222,572	$2,295,243	$4,367,450	$4,521,463
Cost of sales	1,621,419	1,694,786	3,195,064	3,376,174

Gross profit	601,153	600,457	1,172,386	1,145,289
Operating costs and expenses:
Selling and distribution	340,510	329,856	670,183	646,140
General and administrative	72,154	85,091	156,786	164,382
Amortization expense	998	1,867	2,634	4,079
Plant closing costs	3,025	5,269	1,335	6,503

Total operating costs and expenses	416,687	422,083	830,938	821,104

Operating income	184,466	178,374	341,448	324,185
Other (income) expense:
Interest expense, net	44,341	50,903	91,212	101,423
Financing charges on trust issued preferred securities	5,769	8,395	14,164	16,790
Equity in earnings of unconsolidated affiliates	17	(1,404)	(179)	(1,807)
Other (income) expense, net	(304)	744	(771)	464

Total other (income) expense	49,823	58,638	104,426	116,870

Income from continuing operations before income taxes and minority interest	134,643	119,736	237,022	207,315
Income taxes	50,854	45,699	90,024	78,606
Minority interest in earnings		7		16

Income from continuing operations	83,789	74,030	146,998	128,693
Loss from discontinued operations, net of tax		(804)		(108)

Income before cumulative effect of accounting change	83,789	73,226	146,998	128,585
Cumulative effect of accounting change				(84,983)

Net income	$83,789	$73,226	$146,998	$43,602

Average common shares: Basic	139,477,076	135,074,735	134,908,010	134,199,345
Average common shares: Diluted	160,758,274	163,483,061	160,073,296	162,725,267
Basic earnings per common share:
Income from continuing operations	$0.60	$0.55	$1.09	$0.96
Loss from discontinued operations		(0.01)
Cumulative effect of accounting change				(0.64)

Net income	$0.60	$0.54	$1.09	$0.32

Diluted earnings per common share:
Income from continuing operations	$0.54	$0.49	$0.97	$0.86
Loss from discontinued operations		(0.01)
Cumulative effect of accounting change				(0.53)

Net income	$0.54	$0.48	$0.97	$0.33

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended
	June 30

	2003	2002

	(unaudited)
Cash flows from operating activities:
Net income	$146,998	$43,602
Loss from discontinued operations		108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,120	87,688
Loss (gain) on disposition of assets	(1,223)	1,597
Equity in earnings of unconsolidated affiliates	(179)	(1,807)
Cumulative effect of accounting change		84,983
Write-down of impaired assets		3,737
Deferred income taxes	52,755	(17,044)
Other, net	(4,306)	1,555
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	44,808	57,798
Inventories	(20,623)	15,252
Prepaid expenses and other assets	2,468	10,957
Accounts payable, accrued expenses and other liabilities	(134,096)	(66,072)
Income taxes	36,247	66,257

Net cash provided by continuing operations	216,969	288,611
Net cash used in discontinued operations		(1,216)

Net cash provided by operating activities	216,969	287,395

Cash flows from investing activities:
Net additions to property, plant and equipment	(130,580)	(89,383)
Cash outflows for acquisitions	(52,048)	(214,900)
Net proceeds from divestitures		2,561
Proceeds from sale of fixed assets	5,170	2,122

Net cash used in continuing operations	(177,458)	(299,600)
Net cash used in discontinued operations		(2,313)

Net cash used in investing activities	(177,458)	(301,913)

Cash flows from financing activities:
Proceeds from issuance of debt	131,049	189,235
Repayment of debt	(107,745)	(242,102)
Payment of deferred financing costs		(762)
Issuance of common stock, net of expenses	64,277	51,209
Redemption of common stock	(142,565)
Redemption of TIPES	(2,420)

Net cash used in financing activities	(57,404)	(2,420)

Decrease in cash and cash equivalents	(17,893)	(16,938)
Cash and cash equivalents, beginning of period	45,896	78,260

Cash and cash equivalents, end of period	$28,003	$61,322

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 (as amended). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2002 Consolidated Financial Statements to the current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2003 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 27, 2003), as amended on our Annual Report on Form 10-K/ A (filed with the Securities and Exchange Commission on July 3, 2003).

      On June 9, 2003, we effected a three-for-two split of our common stock. Pursuant to the split, all shareholders of record as of May 23, 2003 received an additional half share of common stock for each share held on that date. All share numbers contained in our Condensed Consolidated Financial Statements and in these notes have been adjusted for all periods to reflect the stock split.

      This Quarterly Report, including these notes, have been written in accordance with the Securities and Exchange Commission’s “Plain English” guidelines. Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

      Recently Adopted Accounting Pronouncements — In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard requires us to reclassify extraordinary losses previously reported from the early extinguishment of debt as a component of “other expense.”

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard changes the timing of the recognition of certain charges associated with exit and disposal activities.

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

      In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed loan. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

      Recently Issued Accounting Pronouncements — In April of 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. Our reporting for our interest rate swaps is within the requirements of this statement, therefore SFAS No. 149 will have no impact on our Consolidated Financial Statements.

      In May of 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 will have no impact on our Consolidated Financial Statements.

      Stock-Based Compensation — We measure compensation expense for our stock-based compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

      We have elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. Accordingly, no compensation expense has been recognized since stock options granted were at exercise prices which equaled or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, Accounting for

Stock-Based Compensation, our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended				Six Months Ended
	June 30				June 30

	2003		2002		2003		2002

	(In thousands, except share data)
Net income, as reported	$83,789		$73,226		$146,998		$43,602
Less: Stock based employee compensation, net of income tax benefit	9,033		7,702		17,491		15,602

Pro forma net income	$74,756		$65,524		$129,507		$28,000

Net income per share:
Basic — as reported	$0.60		$0.54		$1.09		$0.32
Basic — pro forma	0.54		0.49		0.96		0.21
Diluted — as reported	0.54		0.48		0.97		0.33
Diluted — pro forma	0.49		0.43		0.87		0.24
Stock option share data:
Stock options granted during period	84,000		193,504		3,421,991		7,429,693
Weighted average option fair value	13.91	(1)	9.41	(2)	11.55	(3)	9.92	(4)

(1)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 37%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 3.03% to 3.39% based on the yield of seven-year U.S. Treasury securities.

(2)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of 4.870% based on the yield of seven-year U.S. Treasury securities.

(3)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 37%-38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 3.03% to 3.64% based on the yield of seven-year U.S. Treasury securities.

(4)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 4.64% to 4.87% based on the yield of seven-year U.S. Treasury securities.

2.	Acquisitions and Discontinued Operations

      Acquisitions — On June 30, 2003, we announced that we had signed a definitive agreement to acquire the 87% of Horizon Organic Holding Corporation that we do not already own for a purchase price of $24 per share. We will also assume Horizon Organic’s debt outstanding as of the closing date. Horizon Organic is the maker of nationally-branded Horizon® organic dairy products and juices and had sales of approximately $206 million during the 12-month period ended June 30, 2003. We currently own approximately 13% of the outstanding common stock of Horizon Organic. Completion of the acquisition is subject to various customary closing conditions, including receipt of approval of Horizon Organic’s shareholders, and is expected to close during the fourth quarter of 2003. Horizon Organic’s common stock is currently traded on the Nasdaq under the symbol “HCOW.”

      On June 9, 2003, we completed the acquisition of Melody Farms, LLC. Melody Farms, which is now a part of the Midwest region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan. Melody Farms produces a full line of fluid dairy and ice cream products from two plants in Michigan.

Melody Farms had net sales of approximately $116 million during the 12-month period ended March 31, 2003.

      On June 5, 2003, we signed a letter of intent to acquire Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler Mix Specialties had net sales of over $190 million in 2002 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. Kohler’s product line consists primarily of ice cream mixes, creamers and soy and organic milk. Completion of the transaction is dependent upon several items, including execution of a definitive agreement, completion of due diligence, approval by both companies’ Boards of Directors and receipt of governmental consents. We currently expect the transaction to be completed during the fourth quarter of 2003.

      Divestiture and Discontinued Operations — On December 30, 2002, we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation.

      Revenues and income before taxes generated by our Puerto Rico operations were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2002	June 30, 2002

	(In thousands)
Net sales	$55,713	$111,479
Income before tax(1)	(1,400)	(271)

(1)	Corporate interest expense of $1.4 million and $2.8 million for the three months and six months ended June 30, 2002, respectively, was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

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

      On July 31, 2003, we completed the sale of the frozen whipped topping and frozen coffee creamer businesses of Morningstar Foods. See Note 12.

3.	Inventories

	At June 30,	At December 31,
	2003	2002

	(In thousands)
Raw materials and supplies	$169,937	$151,179
Finished goods	253,864	249,168

Total	$423,801	$400,347

      Approximately $63.5 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

		Morningstar/	Specialty
	Dairy Group	White Wave	Foods	Other	Total

	(In thousands)
Balance at December 31, 2002	$2,149,389	$510,652	$304,290	$71,086	$3,035,417
Acquisitions	38,136				38,136
Purchase accounting adjustments	(246)	(5,579)			(5,825)
Currency changes and other				6,648	6,648

Balance at June 30, 2003	$2,187,279	$505,073	$304,290	$77,734	$3,074,376

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2003 and December 31, 2002 are as follows:

	At June 30, 2003			At December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$480,123	$(14,274)	$465,849	$478,691	$(14,274)	$464,417
Intangible assets with finite lives:
Customer-related	54,091	(13,334)	40,757	56,864	(13,270)	43,594

Total	$534,214	$(27,608)	$506,606	$535,555	$(27,544)	$508,011

      During the first quarter of 2002, we completed an impairment assessment, as of January 1, 2002, of our intangibles with an indefinite useful life, other than goodwill, in accordance with SFAS No. 142. We determined that an impairment of $47.3 million, net of income tax benefit of $29 million, existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and Morningstar/ White Wave segments, and was recorded in the first quarter as the cumulative effect of an accounting change. The fair value of these trademarks was determined using a present value technique.

      Amortization expense on intangible assets for the three months ended June 30, 2003 and 2002 was $1.2 million and $1.1 million, and $2.8 million and $3.0 million for the six months ended June 30, 2003 and 2002, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$4.8 million
2005	4.8 million
2006	4.5 million
2007	4.4 million
2008	4.4 million

5.	Long-Term Debt

	At June 30, 2003		At December 31, 2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$1,778,700	3.35%	$1,827,500	3.65%
Subsidiary debt obligations:
Senior notes	658,769	6.625 – 8.15	656,951	6.625 – 8.15
Receivables-backed loan	250,000	1.81	145,000	2.28
Foreign subsidiary term loan	35,950	3.94	35,739	4.69
Other lines of credit	7,617	3.09	11,919	3.71 – 4.69
Industrial development revenue bonds	20,700	1.10 – 1.25	21,000	1.65 – 2.00
Capital lease obligations and other	26,769		29,815

	2,778,505		2,727,924
Less current portion	(175,475)		(173,442)

Total	$2,603,030		$2,554,482

      Senior Credit Facility — On December 21, 2001, in connection with our acquisition of legacy Dean Foods Company (“Old Dean”), we entered into a $2.7 billion senior credit agreement with a syndicate of lenders. The senior credit facility provides an $800 million revolving line of credit, a Tranche A $900 million term loan and a Tranche B $1 billion term loan. At June 30, 2003 there were outstanding term loan borrowings of $1.76 billion under this facility, plus $23.7 million that was outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $109.3 million were issued but undrawn. At June 30, 2003, approximately $667.0 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the credit agreement. We are currently in compliance with all covenants contained in our credit agreement.

      Credit Facility Terms — Amounts outstanding under the revolver and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 25 to 150 basis points, depending on our leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or

•	the London Interbank Offering Rate (“LIBOR”) divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 150 to 275 basis points, depending on our leverage ratio (as defined in the credit agreement).

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 75 to 150 basis points, depending on our leverage ratio, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 200 to 275 basis points, depending on our leverage ratio.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.35% at June 30, 2003. However, we had interest rate swap agreements in place that hedged $1.43 billion of our borrowings under this facility at an average rate of 4.27%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

      The credit agreement also requires mandatory principal prepayments in certain circumstances including without limitation: (1) upon the occurrence of certain asset dispositions not in the ordinary course of business, and (2) upon the occurrence of certain debt and equity issuances when our leverage ratio is greater than 3.75 to 1.0. The credit agreement requires that we prepay 50% of defined excess cash flow for any fiscal year (beginning in 2003) in which our leverage ratio at year end is greater than 3.75 to 1.0. As of June 30, 2003, our leverage ratio was 3.3 to 1.0.

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

      Our consolidated net worth must be greater than or equal to $1.2 billion, as increased each quarter (beginning with the quarter ended March 31, 2002) by an amount equal to 50% of our consolidated net income for the quarter, plus 75% of the amount by which stockholders’ equity is increased by certain equity issuances. As of June 30, 2003, the minimum net worth requirement was $1.4 billion.

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

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Old Dean’s subsidiaries, and the real property owned by Old Dean and its subsidiaries).

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

      Senior Notes — Old Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

•	$97.4 million ($100 million face value), at 6.75% interest, maturing in 2005;

•	$250.4 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$185.2 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$125.8 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

      Receivables-Backed Loan — We have entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first six months of 2003, we had net borrowings of $105 million under this facility leaving an outstanding balance of $250 million at June 30, 2003. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables-backed loan was 1.81% at June 30, 2003. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At June 30, 2003, we could have re-borrowed an additional $78.7 million under this facility.

      Foreign Subsidiary Term Loan — In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of June 30, 2003, approximately $48.4 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by the stock of Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At June 30, 2003, a total of $36.0 million was outstanding under this facility. The interest rate in effect on this loan at June 30, 2003 was 3.94%. However, we had interest rate swap agreements in place that hedged 21 million euros of our borrowings under this facility at an average rate of 5.57%, plus the applicable interest rate margin.

      Other Lines of Credit — Leche Celta is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta’s primary line of credit, which is in the principal amount of 15 million euros (as of June 30, 2003 approximately $17.3 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At June 30, 2003, $7.6 million was outstanding under these lines of credit at an average interest rate of 3.09%.

      Industrial Development Revenue Bonds — Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at June 30, 2003 ranged from 1.10% to 1.25%.

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

      Letters of Credit — At June 30, 2003 there were $109.3 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $16.2 million of letters of credit were outstanding at June 30, 2003. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

      The following table summarizes our various interest rate agreements in effect as of June 30, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.47% to 4.69%	December 2003	$675
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      The following table summarizes our various interest rate agreements as of December 31, 2002:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta’s term loan. The following table summarizes these agreements:

Fixed Interest Rates	Expiration Date	Notional Amounts

5.54%	November 2003	9 million euros (approximately $10.4 million as of June 30, 2003 and $9.4 million as of December 31, 2002)
5.6%	November 2004	12 million euros (approximately $13.8 million as of June 30, 2003 and $12.6 million as of December 31, 2002)

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

      As of June 30, 2003, our derivative liability totaled $73.7 million on our consolidated balance sheet including approximately $40.8 million recorded as a component of accounts payable and accrued expenses and $32.9 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or six months ended June 30, 2003. Approximately $5.9 and $13.1 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and six months ended June 30, 2003, respectively. We estimate that approximately $25.9 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses, if realized, will effectively raise the interest expense that would otherwise be payable on our variable rate debt.

      Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity

      Stock Award Plans — The following table summarizes stock option activity during the first two quarters of 2003 under our stock-based compensation programs:

		Weighted Average
	Options	Exercise Price

Options outstanding at December 31, 2002	19,558,530	$16.55
Options granted during first quarter(1)	3,337,991	24.80
Options canceled or forfeited during first quarter(2)	(255,747)	18.97
Options exercised during first quarter	(2,639,070)	15.16

Options outstanding at March 31, 2003	20,001,704	18.04
Options granted during second quarter(1)	84,000	31.46
Options canceled or forfeited during second quarter(2)	(622,986)	18.03
Options exercised during second quarter	(1,035,171)	16.89

Options outstanding at June 30, 2003	18,427,547	18.09

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately-vested option to purchase 7,500 shares of common stock.

(2)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.

      We also issued 22,480 shares of restricted stock during the first half of 2003 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

      We also issued 768,500 deferred stock units (“DSU’s”) to certain key employees during the first quarter of 2003 and 28,088 DSU’s to non-employee directors on June 30, 2003. Each DSU represents the right to receive one share of common stock in the future. DSU’s have no exercise price. Each employee’s DSU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. DSU’s granted to non-employee directors vest ratably over three years.

      Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands, except share and per-share amounts)
Basic EPS computation:
Numerator:
Income from continuing operations	$83,789	$74,030	$146,998	$128,693
Denominator:
Average common shares	139,477,076	135,074,735	134,908,010	134,199,345
Basic EPS from continuing operations	$0.60	$0.55	$1.09	$0.96
Diluted EPS computation:
Numerator:
Income from continuing operations	$83,789	$74,030	$146,998	$128,693
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	3,663	5,331	8,994	10,662

Income applicable to common stock	$87,452	$79,361	$155,992	$139,355

Denominator:
Average common shares — basic	139,477,076	135,074,735	134,908,010	134,199,345
Stock option conversion(1)	5,485,272	5,408,442	5,434,730	5,525,910
Restricted stock	768,750		739,019
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities	15,027,176	22,999,884	18,991,537	23,000,012

Average common shares — diluted	160,758,274	163,483,061	160,073,296	162,725,267

Diluted EPS from continuing operations	$0.54	$0.49	$0.97	$0.86

(1)	Stock option conversion excludes 907 anti-dilutive shares for the three months ended June 30, 2003 and 970 and 143,833 anti-dilutive shares for the six months ended June 30, 2003 and 2002, respectively.

      Common Stock Repurchases — On each of January 8, 2003 and February 12, 2003, our Board of Directors authorized additional increases to our stock repurchase program of $150 million each. During the first quarter of 2003, we spent approximately $129 million to repurchase approximately 4.85 million shares of our common stock for an average price of $26.48 per share. At June 30, 2003, approximately $171.6 remained available under our current stock repurchase authorization.

      TIPES — In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). We originally issued $600 million of TIPES in a private placement in 1998. The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all of the TIPES elected to convert their TIPES into shares of our common stock rather than receive the $51.035 per security cash redemption price. Accordingly, during the second quarter of 2003, we issued an aggregate total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. As of June 30, 2003, there were no remaining TIPES outstanding.

7.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $79.6 million and $147.9 million for the three-month and six-month periods ending June 30, 2003. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the six months ended June 30, 2003 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2002	$(91,684)	$35,979	$(55,705)
Cumulative translation adjustment arising during period	2,972	(1,169)	1,803
Net change in fair value of derivative instruments	(6,102)	2,201	(3,901)
Amounts reclassified to income statement related to derivatives	11,168	(4,044)	7,124

Accumulated other comprehensive income, March 31, 2003	$(83,646)	$32,967	$(50,679)
Cumulative translation adjustment arising during period	4,623	(1,889)	2,734
Net change in fair value of derivative instruments	(8,720)	1,102	(7,618)
Amounts reclassified to income statement related to derivatives	9,634	(3,688)	5,946
Minimum pension liability adjustment	(8,472)	3,262	(5,210)

Accumulated other comprehensive income, June 30, 2003	$(86,581)	$31,754	$(54,827)

8.	Plant Closing Costs

      Plant Closing Costs — As part of our overall integration and cost reduction program, during the second quarter of 2003 we recorded charges of $3.0 million related to the closing of a Dairy Group ice cream plant in Hawaii and the organizational realignment of the Midwest region of our Dairy Group. Those charges were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which became effective for us in January 2003. Under SFAS 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges related to the Hawaii plant closing and Midwest region organizational realignment of approximately $2.1 million, including an additional $0.6 million in workforce reduction costs, $0.9 million in shutdown and other costs and $0.6 million in lease obligation costs. These additional charges are expected to be completed by June of 2004 with the exception of the lease obligation payments which expire in October 2033.

      The principal components of our overall integration and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions. The program includes an overall reduction of 492 employees who were primarily plant employees associated with the plant closings and rationalization. All except 47 employees had been terminated as of June 30, 2003;

•	Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2003 was approximately $5.0 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

      In 2001, we recorded plant closing costs related to the closing of a Dairy Group plant in Port Huron, Michigan with consolidation of production into other plants. As part of this charge, we wrote down the value of the plant. In the first quarter of 2003, we sold this facility for more than expected, resulting in a gain of $1.6 million. This gain was recorded as a reduction of restructuring expense.

      Activity with respect to plant closing costs during the first six months of 2003 is summarized below:

		Six Months Ended
		June 30, 2003
	At December 31,			At June 30,
	2002	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$3,882	$561	$(2,463)	$1,980
Shutdown costs	1,657	33	(918)	772
Lease obligations after shutdown	668	485	(303)	850
Other	786	31	(285)	532

Subtotal	$6,993	1,110	$(3,969)	$4,134

Write-down of assets		1,870
Gain on sale of facility		(1,645)

Total charges		$1,335

      There have not been significant adjustments to the plans.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Old Dean and one plant was closed in connection with our acquisition of Marie’s.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices, resulting in an overall reduction of 843 plant and administrative personnel. The costs incurred are charged against our acquisition liabilities for these costs. As of June 30, 2003, 22 employees had not yet been terminated;

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the plant or administrative office.

      Activity with respect to these acquisition liabilities during the first six months of 2003 is summarized below:

	At			At
	December 31,			June 30,
	2002	Accruals	Payments	2003

	(In thousands)
Workforce reduction costs	$9,002	$100	$(5,127)	$3,975
Shutdown costs	11,637		(2,573)	9,064

Total	$20,639	$100	$(7,700)	$13,039

9.	Shipping and Handling Fees

      Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $244.4 million and $485.8 million during the second quarter and first half of 2003 and $234.3 million and $466.0 million during the second quarter and first half of 2002, respectively.

10.	Commitments and Contingencies

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

      Litigation, Investigations and Audits — We and our subsidiaries are parties, in the ordinary course of business, to certain other claims, litigation, audits and investigations. We believe we have adequate reserves for any liability we may incur in connection with any such currently pending or threatened matter. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

11.	Business and Geographic Information and Major Customers

      Segment Data — We currently have three reportable segments: Dairy Group, Morningstar/ White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Morningstar/ White Wave manufactures and sells dairy and non-dairy liquid coffee creamers, extended shelf-life milks, cultured dairy products, dips and dressings, aerosol whipped topping, dairy and nondairy frozen whipped topping and frozen creamers, egg substitute, soy milk and other soy products. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages. Our Spanish operations do not meet the definition of a segment and are reported in “Corporate/ Other.” The 2002 period has been restated to remove the results of our former Puerto Rico operations, which have been reclassified as a discontinued operation.

      On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio and enable us to realize certain manufacturing efficiencies including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which represented approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sale of those products. As a result of these changes, which are being implemented in stages and are currently expected to be completed by the beginning of 2004, Morningstar Foods will be re-named the Dean Branded Products Group. When the realignment of our operations is complete, a new segment reporting structure will begin, pursuant to which (i) Morningstar Foods’ existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean Branded Products Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until then, segment results will be reported consistently with prior years.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2002 Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K (as amended). We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2003	2002	2003	2002

	(In thousands)
Net sales to external customers:
Dairy Group	$1,720,705	$1,798,715	$3,404,374	$3,576,218
Morningstar/ White Wave	262,898	263,796	502,146	502,376
Specialty Foods	175,676	177,363	338,614	338,578
Corporate/ Other	63,293	55,369	122,316	104,291

Total	$2,222,572	$2,295,243	$4,367,450	$4,521,463

Intersegment sales:
Dairy Group	$8,059	$8,802	$14,504	$14,879
Morningstar/ White Wave	24,001	28,218	45,856	57,368
Specialty Foods	2,620	3,898	6,914	7,774

Total	$34,680	$40,918	$67,274	$80,021

Operating income:
Dairy Group(1)	$162,345	$137,138	$300,711	$263,347
Morningstar/ White Wave	10,538	30,835	22,587	53,940
Specialty Foods	27,018	25,367	50,845	46,154
Corporate/ Other	(15,435)	(14,966)	(32,695)	(39,256)

Total	$184,466	$178,374	$341,448	$324,185

	At June 30

	2003	2002

Assets:
Dairy Group	$4,458,298	$4,461,475
Morningstar/ White Wave	1,100,958	1,038,049
Specialty Foods	597,810	598,163
Corporate/ Other	496,288	667,569

Total	$6,653,354	$6,765,256

(1)	Operating income includes plant closing costs of $3.0 million and $5.3 million in the second quarter of 2003 and 2002 and $1.3 million and $6.5 million in the first six months of 2003 and 2002, respectively.

Geographic Information

	Revenue

	Three Months Ended		Six Months Ended		Long-Lived Assets at
	June 30		June 30		June 30

	2003	2002	2003	2002	2003	2002

	(In thousands)				(In thousands)
United States	$2,159,279	$2,235,628	$4,245,134	$4,408,745	$5,226,217	$5,098,671
Puerto Rico(1)						128,755
Europe	63,293	59,615	122,316	112,718	140,338	110,686

Total	$2,222,572	$2,295,243	$4,367,450	$4,521,463	$5,366,555	$5,338,112

(1)	Revenues have been restated to remove revenues related to our Puerto Rico operations, which have been reclassified as discontinued operations.

      Significant Customers — Our Dairy Group and Morningstar/ White Wave segments had one customer that represented greater than 10% of their sales in the first half of 2003. Approximately 11% of our consolidated sales in the first half of 2003 were to that same customer.

12.	Subsequent Events

      Divestiture — On July 31, 2003, we completed the sale of the frozen whipped topping and frozen coffee creamer businesses of Morningstar Foods for cash proceeds of approximately $91 million.

      Stock Buyback — During the third quarter of 2003, through August 12, 2003, we have spent approximately $10 million to repurchase 360,000 shares of our common stock for an average purchase price of $27.52 per share. At August 12, 2003, approximately $161.6 million remains available under our current authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      We are the leading processor and distributor of milk and other dairy products in the United States and a leading manufacturer of specialty foods.

      Our Dairy Group segment manufactures and sells milks, ice cream and ice cream novelties, creams (including half-and-half and whipping cream), cultured dairy products, juices, water, coffee creamers and dairy-based dips. The Dairy Group’s products have historically been sold primarily under our proprietary local and regional brands, with the balance of the Dairy Group’s products being sold under private labels. Our Dairy Group delivers the majority of its products directly from our plants and distribution centers to customers’ stores in trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. Our Dairy Group has one of the most extensive refrigerated DSD systems in the United States, with delivery routes spanning virtually the entire country. Our Dairy Group’s sales accounted for approximately 78% of our revenues during the first six months of 2003.

      Our Morningstar/ White Wave segment is focused primarily on the sale of nationally branded beverages and dairy-related food products such as soymilks, flavored coffee creamers, refrigerated dips and dressings and various value-added extended shelf-life milks such as Hershey’s® flavored milks and milkshakes, Land O Lakes® Dairy Ease® lactose-free milk and Folgers® Jakada® single-serve coffee and milk beverage. In addition, approximately half of Morningstar Foods’ sales have historically consisted of private label dairy products. In May 2003, we announced certain organizational changes pursuant to which responsibility for manufacturing and selling Morningstar Foods’ private label dairy products will be transferred to the Dairy Group. We are in the process of implementing this transfer as well as certain other organizational realignments between our Dairy Group and Morningstar Foods in order to sharpen our focus on Morningstar/ White Wave’s strategic brand portfolio and to enable us to capture certain manufacturing efficiencies. We expect these changes to be complete by the beginning of 2004. See “— Recent Developments.” Morningstar/ White Wave’s sales accounted for approximately 11% of our revenues during the first six months of 2003.

      Our Specialty Foods segment manufactures and sells pickles, relishes and peppers; powdered coffee creamers and other powdered products; aseptic sauces and pudding and nutritional beverages. Our Specialty Foods segment is the largest pickle processor and the largest manufacturer of powdered non-dairy coffee creamers in the United States, with the majority of its products being sold under private labels. Specialty Foods’ sales accounted for approximately 8% of our revenues during the first six months of 2003.

      We also own a regional dairy processor in Spain. Our Spanish operations are not large enough to meet the definition of a reportable segment and, therefore, they are reported in our Corporate/ Other segment.

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30

	2003		2002		2003		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)				(Dollars in thousands)
Net sales	$2,222,572	100.0%	$2,295,243	100.0%	$4,367,450	100.0%	$4,521,463	100.0%
Cost of sales	1,621,419	73.0	1,694,786	73.8	3,195,064	73.2	3,376,174	74.7

Gross profit	601,153	27.0	600,457	26.2	1,172,386	26.8	1,145,289	25.3
Operating costs and expenses:
Selling and distribution	340,510	15.3	329,856	14.4	670,183	15.3	646,140	14.3
General and administrative	72,154	3.2	85,091	3.7	156,786	3.6	164,382	3.6
Amortization expense	998	0.0	1,867	0.1	2,634	0.1	4,079	0.1
Plant closing costs	3,025	0.2	5,269	0.2	1,335	0.0	6,503	0.1

Total operating expenses	416,687	18.7	422,083	18.4	830,938	19.0	821,104	18.1

Total operating income	$184,466	8.3%	$178,374	7.8%	$341,448	7.8%	$324,185	7.2%

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

      Net Sales — Consolidated net sales decreased 3% to $2.22 billion during the second quarter of 2003 from $2.30 billion in the second quarter of 2002.

      Net sales for the Dairy Group decreased 4%, or $78.0 million, in the second quarter of 2003 compared to the second quarter of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2003 compared to the second quarter of 2002:

	Quarter Ended June 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$5.92	(1)	$6.99	(1)	(15.3)%
Class I butterfat mover(3)	1.14	(2)	1.29	(2)	(11.6)%
Class II raw skim milk minimum(4)	6.62	(1)	7.55	(1)	(12.3)%
Class II butterfat minimum(4)	1.16	(2)	1.19	(2)	(2.5)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for Morningstar/ White Wave decreased slightly by approximately 0.3%, or $0.9 million, during the second quarter of 2003 compared to the second quarter of 2002. The acquisition of White Wave contributed $32.9 million more in the second quarter of 2003 than in the second quarter of 2002. White

Wave’s additional contribution was offset primarily by the planned phase-out of the Nestle Nesquik and Nestle Coffeemate co-packing businesses and by increased spending for slotting fees, couponing and certain other promotional costs related to our strategic brands, which are required to be recorded as reductions of revenue.

      On a pro forma basis as if White Wave had been acquired on January 1, 2002, strategic brand sales volumes increased approximately 29% in the second quarter of 2003 from the first quarter of 2002. Morningstar/ White Wave’s strategic brands include Hershey’s flavored milks and milkshakes, International Delight and Land O’Lakes coffee creamers, Silk soymilk, Sun Soy soymilk, Folger’s Jakada milk and coffee beverage, Land O’Lakes Dairy Ease, Marie’s dips and dressings and Dean’s dips.

      Net sales for our Specialty Foods segment decreased slightly by approximately 1%, or $1.7 million, during the second quarter of 2003 compared to the second quarter of 2002. This decrease was primarily due to the sale of EBI Foods, Ltd. in October 2002 and softness in pickle volumes offset by an increase in non-dairy coffee creamer and nutritional beverage sales volumes.

      Cost of Sales — Our consolidated cost of sales ratio was 73.0% in the second quarter of 2003 compared to 73.8% in the second quarter of 2002. The cost of sales ratio for the Dairy Group decreased to 72.8% in the second quarter of 2003 from 74.4% in the second quarter of 2002 due primarily to lower raw milk costs and realized merger synergies.

      The cost of sales ratio for Morningstar/ White Wave increased to 70.4% in the second quarter of 2003 from 66.8% in the second quarter of 2002. This increase in 2003 was due primarily to lower revenues during the period, and to certain manufacturing inefficiencies that resulted from difficulties associated with the introduction of new products and the shifting of production between plants. Specialty Foods’ cost of sales ratio increased slightly to 74.4% in the second quarter of 2003 from 74.0% in the second quarter of 2002. This increase was primarily due to an increase in packaging costs and rising commodity prices.

      Operating Costs and Expenses — Our consolidated operating expense ratio was 18.7% in the second quarter of 2003 compared to 18.4% during the second quarter of 2002.

      The operating expense ratio at the Dairy Group was 17.7% in the second quarter of 2003 compared to 17.9% in the second quarter of 2002. The decrease in the 2003 operating expense ratio was primarily due to realized merger synergies, partly offset by the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, lower raw milk prices will generally increase the Dairy Group’s operating expense ratio and higher raw milk prices will generally reduce the Dairy Group’s operating expense ratio.

      The operating expense ratio at Morningstar/ White Wave was 25.6% during the second quarter of 2003 compared to 21.6% in the second quarter of 2002. This increase was caused primarily by higher marketing, selling and distribution expenses at Morningstar Foods related to the introduction of new products and the promotion of strategic brands.

      The operating expense ratio for Specialty Foods was 10.2% in the second quarter of 2003 versus 11.8% in the second quarter of 2002 primarily due to lower incentive compensation expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the second quarter of 2003 was $184.5 million, an increase of $6.1 million from the second quarter of 2002 operating income of $178.4 million. Our consolidated operating margin in the second quarter of 2003 was 8.3% compared to 7.8% in the second quarter of 2002.

      The Dairy Group’s operating margin increased to 9.4% in the second quarter of 2003 from 7.6% in the same period of 2002. This increase is primarily due to realized merger synergies and the effects of decreased raw milk costs compared to the prior year.

      The operating margin for our Morningstar/ White Wave segment declined to 4.0% in the second quarter of 2003 from 11.7% in the second quarter of 2002. This decrease was primarily due to higher marketing, selling and distribution expenses as well as manufacturing inefficiencies related to the introduction of new products and certain production realignments.

      Specialty Foods’ operating margin was 15.4% in the second quarter of 2003 versus 14.3% in the second quarter of 2002. This increase was primarily due to the increase in non-dairy creamer and nutritional beverage sales and lower promotional costs for pickle products.

      Other (Income) Expense — Total other expense decreased by $8.8 million in the second quarter of 2003 compared to the second quarter of 2002. Interest expense decreased to $44.3 million in the second quarter of 2003 from $50.9 million in the second quarter of 2002 as a result of lower interest rates and lower debt. Financing charges on preferred securities were $5.8 million in the second quarter of 2003 versus $8.4 million in the second quarter of 2002 due to the successful retirement of these securities during the second quarter of 2003. See Note 6 to our Condensed Consolidated Financial Statements.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.8% in the second quarter of 2003 compared to 38.2% in the second quarter of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

      Discontinued Operations — We recorded a loss from discontinued operations of $0.8 million during the second quarter of 2002. On December 30, 2002, we sold our operations in Puerto Rico; as a result, all amounts attributable to our former Puerto Rico operations have been reclassified to “income from discontinued operations.”

First Six Months of 2003 Compared to the First Six Months of 2002

      Net Sales — Consolidated net sales decreased 3% to $4.37 billion during the first six months of 2003 from $4.52 billion in the first six months of 2002.

      Net sales for the Dairy Group decreased 5%, or $171.8 million, in the first six months of 2003 compared to the first six months of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2003 compared to the first six months of 2002:

	Six Months Ended June 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$6.11	(1)	$7.07	(1)	(13.6)%
Class I butterfat mover(3)	1.16	(2)	1.35	(2)	(14.1)%
Class II raw skim milk minimum(4)	6.81	(1)	7.62	(1)	(10.6)%
Class II butterfat minimum(4)	1.16	(2)	1.30	(2)	(10.8)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      Net sales for Morningstar/ White Wave were consistent during the first six months of 2003 compared to the same period in the prior year at $502 million. The acquisition of White Wave contributed

$82.8 million more in the first six months of 2003 than in the first six months of 2002. This increased contribution was offset by the planned phase-out of the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses, by increased spending for slotting fees, couponing and certain other promotional costs related to our strategic brands, which are required to be recorded as reductions of revenue.

      On a pro forma basis as if White Wave had been acquired on January 1, 2002, strategic brand sales volumes increased approximately 30% in the first six months of 2003 versus the first six months of 2002. Morningstar/ White Wave’s strategic brands include Hershey’s flavored milks and milkshakes, International Delight and Land O’Lakes coffee creamers, Silk soymilk, Sun Soy soymilk, Folger’s Jakada milk and coffee beverage, Land O’Lakes Dairy Ease, Marie’s dips and dressings and Dean’s dips.

      Net sales for Specialty Foods were consistent during the first six months of 2003 compared to the same period in the prior year at $339 million. Sales increases in non-dairy coffee creamers and nutritional beverages were offset by lower sales in pickles and bulk powder, and by the decrease in sales resulting from the divestiture of EBI Foods, Ltd. in October 2002.

      Cost of Sales — Our consolidated cost of sales ratio was 73.2% in the first six months of 2003 compared to 74.7% in the first six months of 2002. The cost of sales ratio for the Dairy Group decreased to 73.1% in the first six months of 2003 from 74.8% in the first six months of 2002 due primarily to lower raw milk costs and to realized merger synergies.

      The cost of sales ratio for Morningstar/ White Wave remained consistent at 70.2% in the first six months of 2003 compared to the first six months of 2002. The cost of sales ratio was positively impacted by the phase-out of the Lactaid and Nestle co-packing businesses, which had a higher cost of sales, and by lower raw material costs. Offsetting these improvements were lower sales due to the promotion of strategic brands and manufacturing inefficiencies related to the introduction of new products and certain manufacturing realignments. Specialty Foods’ cost of sales ratio decreased slightly to 74.6% in the first six months of 2003 from 74.9% in the first six months of 2002. This decrease was due to synergies resulting from plant rationalization in 2002, offset by an increase in packaging costs and rising commodity prices.

      Operating Costs and Expenses — Our consolidated operating expense ratio was 19.0% in the first six months of 2003 compared to 18.1% during the first six months of 2002.

      The operating expense ratio at the Dairy Group was 18.1% in the first six months of 2003 compared to 17.8% in the first six months of 2002. The increase in the 2003 operating expense ratio was primarily due to the effect of lower raw material prices in 2003. Lower raw material prices generally result in lower sales dollars. Therefore, lower raw milk prices will generally increase the Dairy Group’s operating expense ratio and higher raw milk prices will generally reduce the Dairy Group’s operating expense ratio.

      The operating expense ratio at Morningstar/ White Wave was 25.3% during the first six months of 2003 compared to 19.1% in the first six months of 2002. This increase was caused primarily by higher marketing, selling and distribution expenses at Morningstar Foods related to the introduction of new products and the promotion of strategic brands. The ratio was also significantly impacted by the addition of White Wave, which is accruing significant amounts for bonuses to be paid in March 2004 under the White Wave Performance Bonus Plan that was established when we acquired White Wave in May 2002. See Note 10 to our Condensed Consolidated Financial Statements.

      The operating expense ratio for Specialty Foods was 10.4% in the first six months of 2003 versus 11.5% in the first six months of 2002 primarily due to lower incentive compensation expense and the sale of EBI Foods, Ltd., which had higher operating expenses.

      Operating Income — Consolidated operating income during the first six months of 2003 was $341.4 million, an increase of $17.2 million from the first six months of 2002 operating income of $324.2 million. Our consolidated operating margin in the first six months of 2003 was 7.8% compared to 7.2% in the first six months of 2002.

      The Dairy Group’s operating margin increased to 8.8% in the first six months of 2003 from 7.4% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year, along with realized merger synergies.

      The operating margin for our Morningstar/ White Wave segment declined to 4.5% in the first six months of 2003 from 10.7% in the first six months of 2002. This decrease was primarily due to higher marketing, selling and distribution expenses as well as manufacturing inefficiencies related to the introduction of new products and certain manufacturing re-alignments. The ratio was also affected by significant bonus accruals in the first half of 2003 under White Wave’s Performance Bonus Plan.

      Specialty Foods’ operating margin was 15.0% in the first six months of 2003 versus 13.6% in the first six months of 2002. This increase was primarily due to the increase in non-dairy creamer and nutritional beverage sales coupled with lower promotional costs for pickle products and synergies gained from 2002 plant closings.

      Other (Income) Expense — Total other expense decreased by $12.4 million in the first six months of 2003 compared to the first six months of 2002. Interest expense decreased to $91.2 million in the first six months of 2003 from $101.4 million in the first six months of 2002 as a result of lower interest rates and lower debt. Financing charges on preferred securities were $14.2 million in the first six months of 2003 versus $16.8 million in the first six months of 2002. These securities were redeemed during the second quarter of 2003. See Note 6 to our Condensed Consolidated Financial Statements.

      Income Taxes — Income tax expense was recorded at an effective rate of 38.0% in the first six months of 2003 compared to 37.9% in the first six months of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

      Discontinued Operations — We recorded a loss from discontinued operations of $0.1 million during the first six months of 2002. On December 30, 2002, we sold our operations in Puerto Rico; as a result, all amounts attributable to our former Puerto Rico operations have been reclassified to “income from discontinued operations.”

      Cumulative Effect of Accounting Change — As part of our adoption of SFAS 142 on January 1, 2002 we wrote down the value of certain trademarks and the goodwill related to our Puerto Rico operations which our analysis indicated were impaired. Our adoption of this accounting standard resulted in the recognition of $85 million, net of an income tax benefit of $29 million, as a charge to earnings during the first six months of 2002.

Recent Developments

Acquisitions and Divestiture

      On July 31, 2003, we completed the sale of the frozen whipped topping and frozen coffee creamer businesses (the “Divested Operations”) of Morningstar Foods for cash proceeds of approximately $91 million. Part of our strategy is to divest assets where appropriate in order to ensure that our financial and management resources are closely aligned with our strategic direction and expertise. The Divested Operations were our only operations with frozen warehouse distribution.

      On June 30, 2003, we announced that we had signed a definitive agreement to acquire the 87% of Horizon Organic Holding Corporation that we do not already own for a purchase price of $24 per share. We will also assume Horizon Organic’s debt outstanding as of the closing date. Horizon Organic is the maker of nationally-branded Horizon® organic dairy products and juices and had sales of approximately $206 million during the 12-month period ended June 30, 2003. We currently own approximately 13% of the outstanding common stock of Horizon Organic. Completion of the acquisition is subject to various customary closing conditions, including receipt of approval of Horizon Organic’s shareholders, and is expected to close during the fourth quarter of 2003. Horizon Organic’s common stock is currently traded on the Nasdaq under the symbol “HCOW.”

      On June 9, 2003, we completed the acquisition of Melody Farms, LLC. Melody Farms, which is now a part of the Midwest region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan. Melody Farms produces a full line of fluid dairy and ice cream products from two plants in Michigan. Melody Farms had net sales of approximately $116 million during the 12-month period ended March 31, 2003.

      On June 5, 2003, we signed a letter of intent to acquire Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler Mix Specialties had net sales of over $190 million in 2002 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. Kohler’s product line consists primarily of ice cream mixes, creamers and soy and organic milk. Completion of the transaction is dependent upon several items, including execution of a definitive agreement, completion of due diligence, approval by both companies’ Boards of Directors and receipt of governmental consents. We currently expect the transaction to be completed during the fourth quarter of 2003.

Organizational Changes

      On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio and enable us to realize certain manufacturing efficiencies including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which represented approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sale of those products. As a result of these changes, which are being implemented in stages and are currently expected to be complete by the beginning of 2004, Morningstar Foods will be re-named the Dean Branded Products Group. When the realignment of our operations is complete, a new segment reporting structure will begin, pursuant to which (i) Morningstar Foods’ existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean Branded Products Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until then, segment results will be reported consistently with prior years.

TIPES

      In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). We originally issued $600 million of TIPES in a private placement in 1998. The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all of the TIPES elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Accordingly, during the second quarter of 2003, we issued an aggregate total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. As of June 30, 2003, there were no remaining TIPES outstanding.

Stock Buyback

      During the third quarter of 2003, through August 12, 2003, we have spent approximately $10 million to repurchase 360,000 shares of our common stock for an average purchase price of $27.52 per share. At August 12, 2003, approximately $161.6 million remains available under our current authorization.

Stock Split

      On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock. The split was payable on June 9, 2003 to shareholders of record on May 23, 2003. All share numbers in this Quarterly Report on Form 10-Q have been adjusted for all periods to reflect the split.

Liquidity and Capital Resources

Historical Cash Flow

      During the first six months of 2003, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $217.0 million for 2003 as contrasted to $288.6 million for 2002, a decrease of $71.6 million. Net cash provided by operating activities was primarily impacted by changes in working capital which used $71.2 million in 2003 compared to 2002, when changes in working capital provided $84.2 million in cash. This was partly offset by a change in cash provided by deferred income taxes of $69.8 million and increased net income.

      Net cash used in investing activities for continuing operations was $177.5 million in the first six months of 2003 compared to $299.6 million in the first six months of 2002, a decrease of $122.1 million. We used approximately $130.6 million for capital expenditures.

      During the first six months of 2003, we used approximately $142.6 million to repurchase our stock, and we received approximately $64.3 million as a result of stock option exercises and employee stock purchases through our employee stock purchase plan. We had net proceeds from the issuance of debt during the first six months of 2003 of $23.3 million.

Current Debt Obligations

      Our senior credit facility provides us with a revolving line of credit of up to $800 million and two term loans in the amounts of $900 million and $1 billion, respectively. Both term loans have been fully funded since completion of our acquisition of Dean Foods Company (“Old Dean”) in December 2001. The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 5 to our Condensed Consolidated Financial Statements for further information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

      At June 30, 2003 we had outstanding borrowings of $1.78 billion under our senior credit facility (compared to $1.83 billion at December 31, 2002), including approximately $23.7 million that was drawn under the revolving credit facility, in addition to $109.3 million of letters of credit that were issued but undrawn. As of June 30, 2003 approximately $667 million was available for future borrowings under our credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

      In addition to our senior credit facility, we also have a $400 million receivables-backed credit facility, which had $250 million outstanding at June 30, 2003. See Note 5 to our Condensed Consolidated Financial Statements for more information about our receivables-backed facility.

      Other indebtedness outstanding at June 30, 2003 included $700 million face value of outstanding indebtedness under Old Dean’s senior notes, approximately $36 million of term indebtedness and an approximately $7.6 million line of credit at our Spanish subsidiary, $20.7 million of industrial development revenue bonds and approximately $27.2 million of capital lease and other obligations. See Note 5 to our Condensed Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and lease obligations at June 30, 2003 (dollars in thousands).

		Payments Due by Period

		07/01/03	07/01/04	07/01/05	07/01/06	07/01/07
Indebtedness &		to	to	to	to	to
Lease Obligations	Total	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08	Thereafter

Senior credit facility	$1,778,700	$145,000	$156,250	$178,750	$212,500	$613,700	$472,500
Senior notes(1)	700,000			100,000		250,000	350,000
Receivables-backed loan	250,000			250,000
Foreign subsidiary term loan	35,950	9,333	9,333	8,642	8,642
Other lines of credit	7,617	7,617
Industrial development revenue bonds	20,700	300	300	300	300	300	19,200
Capital lease obligations and other(1)	27,174	13,224	9,452	1,059	1,201	1,851	387
Operating leases	362,780	72,623	60,146	49,386	37,915	33,457	109,253

Total	$3,182,921	$248,097	$235,481	$588,137	$260,558	$899,308	$951,340

(1)	Represents face value of senior notes and other debt obligations.

      In addition to the letters of credit secured by our senior credit facility, we had at June 30, 2003 approximately $16.2 million of letters of credit with three other banks that were issued but undrawn. The majority of these were required by various utilities and government entities for performance and insurance guarantees.

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

      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants.

Other Commitments and Contingencies

      On December 21, 2001, in connection with our acquisition of Old Dean, we issued a subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments under this note, if any, would be expensed as incurred.

      We also have the following contingent obligations, in addition to contingent liabilities related to ordinary course litigation and audits:

•	the obligation to pay performance bonuses to White Wave’s management team in the event that established performance hurdles are met by March 2004 (which bonuses we expect to be in the range of $35 million to $40 million); and

•	certain indemnification obligations related to businesses that we have divested.

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

Future Capital Requirements

      During 2003, we intend to invest a total of approximately $310 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend it as follows:

Operating Division	Amount

(Dollars in millions)
Dairy Group	$195
Morningstar/ White Wave	85
Specialty Foods	15
Other	15

$310

      We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

      In the future, we may pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our securities pursuant to our securities repurchase program. Approximately $171.6 million was available for spending under our securities repurchase program as of June 30, 2003. We base our decisions regarding when to repurchase securities on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account our stock price, the relative expected return on alternative investments and the limitations imposed by our credit facility. See Note 5 to our Condensed Consolidated Financial Statements. Any acquisitions or equity repurchases will be funded through cash flows from operations or borrowings under our senior credit facility.

      If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

Critical Accounting Policies

      There have been no changes to our critical accounting policies since we filed our 2002 amended annual report on Form 10-K.

Known Trends and Uncertainties

Economic Environment

      As a result of the recent economic environment in this country, many of our retail and foodservice customers have experienced economic difficulty over the past 12 to 18 months. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend, if it continues, could have a material adverse affect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

      Many of our retail customers have become increasingly price sensitive in the current economic environment and we have recently been subject to a number of intensely competitive bidding situations, which has resulted in margin erosion on sales to some customers. We expect this trend to continue over the next several months. Therefore, we expect that we will be forced to reduce our margins for other customers as well. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers.

Prices of Raw Milk and Cream

      In our Dairy Group and Morningstar/ White Wave segments, our raw milk cost changes are based on the federal and certain state governments’ minimum prices, regional and national milk supply conditions and arrangements with our suppliers. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw material cost, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in the commodity environment can be linked to the change in federal minimum prices. Bulk cream is also a significant raw material cost to the Dairy Group and Morningstar Foods. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. Bulk cream is used in our Class II products such as ice cream, ice cream mix, creams and creamers, sour cream and cottage cheese.

      In 2002 and in the second quarter of 2003, prices for raw milk and butter were unusually low. We do expect raw milk prices to increase significantly in the third quarter of 2003 and to remain high throughout the remainder of the year.

      In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, and in some cases we are contractually restrained with respect to the means and timing of implementing price changes. Also, at some point price increases do erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin (expressed as a percentage of sales) fluctuate with the price of our raw materials. We do expect our Dairy Group and Morningstar/White Wave profit margins to be adversely affected in the third and fourth quarters of 2003 as a result of the expected increase in the price of raw milk.

Risk Factors

      This report contains statements about our future that are not statements of historical fact. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,”

“expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the risks outlined below. Actual performance or results may differ materially and adversely.

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

      Over the past several years, the retail grocery and foodservice industries have experienced significant consolidation. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer customers, and there can be no assurance that we will be able to keep our existing customers, or gain new customers. Winning new customers is especially important to the growth of our Dairy Group, as demand tends to be relatively flat in the dairy industry.

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

Our Branding Efforts May Not Succeed

      We have invested, and intend to continue to invest, significant resources toward the development and growth of our branded, value-added portfolio of products, particularly at our Morningstar/ White Wave segment. We believe that sales of these products could be a significant source of growth and profitability for our business. However, the success of our efforts will ultimately depend on customer and consumer acceptance of our branded products, of which there can be no assurance. If our efforts do not succeed, we may not be able to continue to significantly increase sales or profit margins. Initial product launches are often accompanied by significant up-front costs incurred to gain distribution for and to promote the new products. These costs can erode profit margins unless and until such time as sales of the new product grow to a point that can support such marketing spending. Moreover, the launch of new products can put a significant strain on our manufacturing and distribution systems that could cause us to incur unexpected costs, which could be significant.

Changes in Raw Material and Other Input Costs Can Adversely Affect Us

      The most important raw materials that we use in our operations are raw milk and bulk cream, and high density polyethylene resin. The prices of these materials increase and decrease based on supply and demand, and, in some cases, governmental regulation. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance, however, because price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We expect raw milk prices to increase significantly in the third quarter of 2003 and to remain high for the remainder of 2003.

      Because our Dairy Group delivers the majority of its products directly to customers through our “direct store delivery” system, we are a large consumer of fuel. Increases in fuel prices can adversely affect our results of operations. We are also a significant consumer of electricity, so any significant increase in energy prices could adversely affect our financial performance.

Certain Organizational Changes and New Technologies Present Us with Temporary Operational Challenges

      On May 8, 2003, we announced certain organizational changes designed to sharpen Morningstar Foods’ focus on its strategic brand portfolio and enable us to realize certain manufacturing efficiencies, including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which were approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into the Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sales of those products. After these changes are implemented, which is expected to be by the beginning of 2004, Morningstar Foods will be renamed the Dean Branded Products Group. As part of this process, we are shifting production of certain products between plants and consolidating production into fewer plants. These changes present a number of operational challenges. The accomplishment of these strategic changes will require a significant amount of management’s attention. Any operational missteps during this transition period could cause us to incur unexpected costs or loss of revenue, which could be significant. Our failure to effectively manage this process could have an adverse impact on our results of operations in 2003 and/or 2004.

      In connection with these organizational changes, we announced the resignation of the President of Morningstar Foods, effective July 1, 2003. We have also had other changes during 2003 in the senior officer ranks of Morningstar Foods.. We have hired a new President for the Dean Branded Products Group who assumed his position on August 11, 2003. The impact of this change in leadership, and of the lack of a President for Morningstar Foods during the interim period, could have an adverse impact on Morningstar Foods’ results of operations in 2003.

      Finally, as part of our efforts to bring new and innovative products to consumers, we have invested in certain new processing technologies and, in some cases, new packaging designs. We believe these changes will add value to our portfolio of strategic brands. However, we are subject to operational risk as we bring up new equipment with the new technologies necessary to manufacture these new products. Any significant operational misstep related to these changes could have an adverse impact on our results of operations.

Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Us

      We sell certain of our products under licensed brand names such as Hershey’s®, Borden®, Pet®, Folgers®, Land-O-Lakes® and others. In some cases, we have invested, and intend to continue to invest, significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt

      We have substantial debt and other financial obligations and significant unused borrowing capacity. See “— Liquidity and Capital Resources.”

      We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our high debt level and related debt service obligations:

•	require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions,

•	impose on us additional financial and operational restrictions, and

•	expose us to interest rate risk since a portion of our debt obligations are at variable rates.

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

      For example, incidences of bovine spongiform encephalopathy (“BSE” or “mad cow disease”) in other countries have raised public concern about the safety of eating beef and using or ingesting certain other animal-derived products. The World Health Organization, the U.S. Food and Drug Administration and the United States Department of Agriculture have all affirmed that BSE is not transmitted to milk. However, we are still subject to risk as a result of public perception that milk products may be affected by mad cow disease. To date, we have not seen any measurable impact on our milk sales resulting from concerns about mad cow disease. However, should public concerns about the safety of milk or milk products escalate as a result of further occurrences of mad cow disease or other health risks, we could suffer a loss of sales, which could have a material and adverse affect on our financial results.

We May Be Subject to Product Liability Claims

      We sell food products for human consumption, which involves risks such as:

•	product contamination or spoilage,

•	product tampering, and

•	other adulteration of food products.

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

      Although we maintain quality control programs designed to address food quality and safety issues, an actual or alleged problem with the quality, safety or integrity of our products at any of our facilities could result in:

•	product withdrawals,

•	product recalls,

•	negative publicity,

•	temporary plant closings, and

•	substantial costs of compliance or remediation.

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

Certain Provisions of Our Certificate of Incorporation, Bylaws and Delaware Law Could Deter Takeover Attempts

      Some provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any such transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

•	authorize our board of directors to issue preferred stock in series with the terms of each series to be fixed by our board of directors,

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year,

•	permit directors to be removed only for cause, and

•	specify advance notice requirements for stockholder proposals and director nominations.

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

      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of June 30, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.47% to 4.69%	December 2003	$675
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      The following table summarizes our various interest rate agreements as of December 31, 2002:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta’s term loan. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes these agreements as of June 30, 2003 and December 31, 2002:

Fixed Interest
Rates	Expiration Date	Notional Amounts

5.54%	November 2003	9 million euros (approximately $10.4 million as of June 30, 2003 and $9.4 million as of December 31, 2002)
5.6%	November 2004	12 million euros (approximately $13.8 million as of June 30, 2003 and $12.6 million as of December 31, 2002)

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred approximately $5.9 million and $13.1 million of additional interest expense, net of taxes, during the quarter and six months ending June 30, 2003 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2003, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Part II — Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 22, 2003, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	the re-elections of Lewis M. Collens, Janet Hill, Hector M. Nevares, Pete Schenkel and Jim L. Turner as members of our Board of Directors, and

•	the ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2003.

      At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our independent auditor.

      The vote of the stockholders with respect to each such matter was as follows (on a split-adjusted basis):

•	Re-election of directors:

Lewis M. Collens	97,099,904 votes for	30,441,810 votes withheld
Janet Hill	97,493,253 votes for	30,048,461 votes withheld
Hector M. Nevares	97,416,621 votes for	30,125,093 votes withheld
Pete Schenkel	97,433,064 votes for	30,108,650 votes withheld
Jim L. Turner	97,367,544 votes for	30,174,170 votes withheld

•	Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

124,577,441 votes for	2,920,326 votes against	63,947 abstentions

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      None

      (b) Form 8-K’s

•	Form 8-K dated May 8, 2003

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Barry A. Fromberg

Barry A. Fromberg
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date: August 13, 2003

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002