Form 10-Q
period 2003-09-30
DEAN FOODS CO/
filed 2003-11-14
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

     As of November 10, 2003 the number of shares outstanding of each class of common stock was:

Common Stock, par value $.01  156,026,363

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	30
Item 4 — Controls and Procedures	31
Part II — Other Information
Item 1 — Legal Proceedings	32
Item 6 — Exhibits and Reports on Form 8-K	32

Part I — Financial Information

Item 1. Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,980	$45,896
Accounts receivable, net	678,220	656,938
Inventories	468,314	400,347
Deferred income taxes	140,109	158,337
Prepaid expenses and other current assets	58,204	49,628

Total current assets	1,364,827	1,311,146
Property, plant and equipment, net	1,693,581	1,628,424
Goodwill	3,081,154	3,035,417
Identifiable intangible and other assets	607,902	607,279

Total	$6,747,464	$6,582,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$988,685	$1,056,213
Income taxes payable	72,021	38,488
Current portion of long-term debt	188,274	173,442

Total current liabilities	1,248,980	1,268,143
Long-term debt	2,443,515	2,554,482
Other long-term liabilities	205,723	236,915
Deferred income taxes	372,093	294,256
Mandatorily redeemable convertible trust issued preferred securities		585,177
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, 155,869,702 and 132,961,440 shares issued and outstanding	1,559	1,330
Additional paid-in capital	1,528,062	979,113
Retained earnings	987,715	718,555
Accumulated other comprehensive income	(40,183)	(55,705)

Total stockholders’ equity	2,477,153	1,643,293

Total	$6,747,464	$6,582,266

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net sales	$2,306,848	$2,229,726	$6,674,298	$6,751,189
Cost of sales	1,713,311	1,636,306	4,908,375	5,012,480

Gross profit	593,537	593,420	1,765,923	1,738,709
Operating costs and expenses:
Selling and distribution	339,296	326,489	1,009,479	972,629
General and administrative	76,024	93,451	232,810	257,833
Amortization expense	1,110	2,306	3,744	6,385
Plant closing costs	2,118	4,921	3,453	11,424
Gain on sale of frozen pre-whipped topping and frozen creamer business	(65,892)		(65,892)

Total operating costs and expenses	352,656	427,167	1,183,594	1,248,271

Operating income	240,881	166,253	582,329	490,438
Other (income) expense:
Interest expense, net	45,806	48,326	137,018	149,749
Financing charges on trust issued preferred securities		8,394	14,164	25,184
Equity in earnings of unconsolidated affiliates	(22)	(254)	(201)	(2,061)
Other (income) expense, net	(1,826)	352	(2,597)	816

Total other (income) expense	43,958	56,818	148,384	173,688

Income from continuing operations before income taxes and minority interest	196,923	109,435	433,945	316,750
Income taxes	74,758	41,403	164,782	120,009
Minority interest in earnings	3	25	3	41

Income from continuing operations	122,162	68,007	269,160	196,700
Income (loss) from discontinued operations, net of tax		692		585

Income before cumulative effect of accounting change	122,162	68,699	269,160	197,285
Cumulative effect of accounting change				(84,983)

Net income	$122,162	$68,699	$269,160	$112,302

Average common shares: Basic	155,090,232	135,855,567	141,709,125	134,753,213
Average common shares: Diluted	161,088,893	163,576,335	160,404,492	163,010,600
Basic earnings per common share:
Income from continuing operations	$0.79	$0.50	$1.90	$1.46
Income from discontinued operations		0.01
Cumulative effect of accounting change				(0.63)

Net income	$0.79	$0.51	$1.90	$0.83

Diluted earnings per common share:
Income from continuing operations	$0.76	$0.45	$1.73	$1.30
Income from discontinued operations
Cumulative effect of accounting change				(0.51)

Net income	$0.76	$0.45	$1.73	$0.79

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended
	September 30

	2003	2002

	(unaudited)
Cash Flows From Operating Activities
Net income	$269,160	$112,302
Income from discontinued operations		(585)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,137	131,350
Loss (gain) on disposition of assets	(2,546)	3,126
Gain on sale of frozen pre-whipped topping and frozen creamer business	(65,892)
Equity in earnings of unconsolidated affiliates	(201)	(2,060)
Cumulative effect of accounting change		84,983
Write-down of impaired assets	1,897	7,376
Deferred income taxes	103,071	30,910
Other, net	(3,057)	(1,625)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,972)	92,132
Inventories	(70,597)	(6,259)
Prepaid expenses and other assets	(154)	(6,542)
Accounts payable, accrued expenses and other liabilities	(77,259)	(53,734)
Income taxes	57,539	38,612

Net cash provided by continuing operations	338,126	429,986
Net cash provided by discontinued operations		3,995

Net cash provided by operating activities	338,126	433,981
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(199,462)	(148,665)
Cash outflows for acquisitions	(61,092)	(213,586)
Net proceeds from divestitures	89,950	2,561
Proceeds from sale of fixed assets	9,889	3,857

Net cash used in continuing operations	(160,715)	(355,833)
Net cash used in discontinued operations		(3,715)

Net cash used in investing activities	(160,715)	(359,548)
Cash Flows From Financing Activities
Proceeds from issuance of debt	175,136	193,729
Repayment of debt	(301,091)	(370,892)
Payment of deferred financing costs	(4,459)	(762)
Issuance of common stock, net of expenses	81,979	68,288
Redemption of common stock	(152,472)
Redemption of TIPES	(2,420)

Net cash used in financing activities	(203,327)	(109,637)

Decrease in cash and cash equivalents	(25,916)	(35,204)
Cash and cash equivalents, beginning of period	45,896	78,260

Cash and cash equivalents, end of period	$19,980	$43,056

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(unaudited)

1. General

     Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 (as amended). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2002 Consolidated Financial Statements to the current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2003 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2002 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 27, 2003), as amended on our Annual Report on Form 10-K/A (filed with the Securities and Exchange Commission on July 3, 2003).

     On June 9, 2003, we effected a three-for-two split of our common stock. Pursuant to the split, all shareholders of record as of May 23, 2003 received an additional half share of common stock for each share held on that date. All share numbers contained in our Condensed Consolidated Financial Statements and in these Notes have been adjusted for all periods to reflect the stock split.

     This Quarterly Report, including these Notes, has been written in accordance with the Securities and Exchange Commission’s “Plain English” guidelines. Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

     Recently Adopted Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

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

     In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the accounting for and disclosure of certain guarantees issued and indemnification obligations incurred. FIN No. 45 requires disclosure of certain guarantees and indemnification obligations. It also requires liability recognition for the fair value of certain guarantees and indemnification obligations made or incurred after December 31, 2002. We adopted FIN No. 45 effective January 1, 2003. See Note 10 for the disclosures required by FIN No. 45. The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

     In May of 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement, which became effective for us on July 1, 2003, requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 had no impact on our Consolidated Financial Statements.

     Recently Issued Accounting Pronouncements — In April of 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. Our reporting for our hedging activities is within the requirements of this statement, therefore SFAS No. 149 will have no impact on our Consolidated Financial Statements.

     In January 2003, FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The FIN, which will become effective for us on December 31, 2003, applies to variable interest entities (“VIEs”) created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. We currently utilize special purpose limited liability entities to facilitate our receivable-backed loan. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, FIN No. 46 will have no impact on our Consolidated Financial Statements.

     Stock-Based Compensation — We measure compensation expense for our stock-based compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

     We have elected to follow Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. Accordingly, no compensation expense has been recognized since stock options granted were at exercise prices which equaled or exceeded market value at the grant date. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended				Nine Months Ended
	September 30				September 30

	2003		2002		2003		2002

			(In thousands, except share data)
Net income, as reported	$122,162		$68,699		$269,160		$112,302
Less: Stock based employee compensation, net of income tax benefit	8,352		7,833		25,843		23,435

Pro forma net income	$113,810		$60,866		$243,317		$88,867

Net income per share:
Basic — as reported	$0.79		$0.51		$1.90		$0.83
Basic — pro forma	0.73		0.45		1.72		0.66
Diluted — as reported	0.76		0.45		1.73		0.79
Diluted — pro forma	0.71		0.40		1.57		0.64
Stock option share data:
Stock options granted during period	55,176		280,745		3,477,167		7,710,438
Weighted average option fair value	$13.99	(1)	$11.82	(2)	$11.59	(3)	$9.99	(4)

(1)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 37%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 3.99% to 4.00% based on the yield of seven-year U.S. Treasury securities.

(2)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant ranging from 4.09% to 4.54% based on the yield of seven-year U.S. Treasury securities.

(3)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 37% to 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 3.03% to 4.00% based on the yield of seven-year U.S. Treasury securities.

(4)	Calculated in accordance with the Black-Scholes option pricing model, using the following assumptions: expected volatility of 38%, expected dividend yield of 0%, expected option term of seven years and risk-free rates of return as of the date of grant of ranging from 4.09% to 4.87% based on the yield of seven-year U.S. Treasury securities.

2. Acquisitions, Discontinued Operations and Divestiture

     Acquisitions — On June 30, 2003, we announced that we had signed a definitive agreement to acquire the 87% of Horizon Organic Holding Corporation (Nasdaq: HCOW) that we do not already own for an aggregate purchase price of approximately $216 million, all of which will be funded using borrowings under our senior credit facility and our receivables-backed loan. We also intend to repay Horizon Organic’s borrowings under its senior credit facility (estimated to be approximately $40 million at closing) using borrowings under our senior credit facility and our receivables-backed loan. Horizon Organic is the maker of nationally-branded Horizon® organic dairy products and juices and had sales of approximately $215 million during the 12-month period ended September 30, 2003. We currently own approximately 13% of the outstanding common stock of Horizon Organic. Completion of the acquisition is subject to various customary closing conditions, including receipt of approval of Horizon Organic’s shareholders, and is expected to close in early January 2004.

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

     On October 15, 2003, we completed the acquisition of Kohler Mix Specialties, Inc. See Note 12 (“Subsequent Events”).

     Discontinued Operations — On December 30, 2002, we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation. Revenues and income before taxes generated by our former Puerto Rico operations in 2002 are set forth in the table below. All intercompany revenues and expenses have been appropriately eliminated in the table.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2002

	(In thousands)
Net sales	$56,336	$167,815
Income before tax (1)	1,425	1,154

(1)	Corporate interest expense of $1.4 million and $4.2 million for the three months and nine months ended September 30, 2002, respectively, was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

     Divestiture — On July 31, 2003, we completed the sale of the frozen pre-whipped topping and frozen coffee creamer business of Morningstar Foods for cash proceeds of approximately $90 million. We recorded a pretax gain on the sale of approximately $65.9 million.

3. Inventories

	At September 30,	At December 31,
	2003	2002

	(In thousands)
Raw materials and supplies	$189,604	$151,179
Finished goods	278,710	249,168

Total	$468,314	$400,347

     Approximately $119.6 million and $97.3 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2003 and December 31, 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4. Intangible Assets

     Changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

		Morningstar/	Specialty
	Dairy Group	White Wave	Foods	Other	Total

	(In thousands)
Balance at December 31, 2002	$2,149,389	$510,652	$304,290	$71,086	$3,035,417
Acquisitions	41,691				41,691
Purchase accounting adjustments	2,304	(5,904)			(3,600)
Currency changes and other				7,646	7,646

Balance at September 30, 2003	$2,193,384	$504,748	$304,290	$78,732	$3,081,154

     The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2003 and December 31, 2002 are as follows:

	At September 30, 2003			At December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

			(In thousands)
Intangible assets with indefinite lives:
Trademarks	$480,417	$(14,274)	$466,143	$478,691	$(14,274)	$464,417
Intangible assets with finite lives:
Customer-related	53,803	(11,887)	41,916	56,864	(13,270)	43,594

Total	$534,220	$(26,161)	$508,059	$535,555	$(27,544)	$508,011

     In the first quarter of 2002 we recognized an impairment charge of $37.7 million related to the goodwill of our former Puerto Rico operations in accordance with our implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements. During the third quarter of 2002, we completed an impairment assessment, as of January 1, 2002, of our intangibles with an indefinite useful life, other than goodwill, in accordance with SFAS No. 142. We determined that an impairment of $47.3 million, net of an income tax benefit of $29 million, existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and Morningstar/White Wave segments and was recorded in the first quarter as the cumulative effect of an accounting change. The fair value of these trademarks was determined using a present value technique.

     Amortization expense on intangible assets for the three months ended September 30, 2003 and 2002 was $1.4 million and $2.8 million, and $4.2 million and $5.8 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$5.1	million
2005	5.0	million
2006	4.8	million
2007	4.6	million
2008	4.5	million

5. Long-Term Debt

	At September 30, 2003		At December 31, 2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$1,753,625	3.00%	$1,827,500	3.65%
Subsidiary debt obligations:
Senior notes	659,706	6.625 – 8.15	656,951	6.625 – 8.15
Receivables-backed loan	127,500	2.30	145,000	2.28
Foreign subsidiary term loan	31,686	3.94	35,739	4.69
Other lines of credit	11,992	3.09	11,919	3.71 – 4.69
Industrial development revenue bonds	20,700	1.15 – 1.35	21,000	1.65 – 2.00
Capital lease obligations and other	26,580		29,815

	2,631,789		2,727,924
Less current portion	(188,274)		(173,442)

Total	$2,443,515		$2,554,482

     Senior Credit Facility — Our senior credit facility provides for a revolving line of credit and two term loans. During the third quarter of 2003, we amended our senior credit facility to lower our interest rates, modify certain covenants, increase the revolving line of credit from $800 million to $1 billion, increase the Tranche A term loan from $765 million to $1 billion and decrease the Tranche B term loan from $990 million to $750 million. At September 30, 2003 there were outstanding term loan borrowings of $1.71 billion under this facility, and $43 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $123 million were issued but undrawn. At September 30, 2003, approximately $834 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the credit agreement. We are currently in compliance with all covenants contained in our credit agreement.

     Amounts outstanding under the revolver and the Tranche A term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin that varies from 0 to 75 basis points, depending on our leverage ratio (which is computed as the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or

•	the London Interbank Offering Rate (“LIBOR”) divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin that varies from 125 to 200 basis points, depending on our leverage ratio (as defined in the credit agreement).

     Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

     The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3% at September 30, 2003. However, we had interest rate swap agreements in place that hedged $1.43 billion of our borrowings under this facility at an average rate of 4.27%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

     Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50.0 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275.0 million on July 15, 2007.

     Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007; and

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

     No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

     The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

     In consideration for the revolving commitment, we pay a quarterly commitment fee on unused amounts of the $1 billion revolving credit facility that ranges from 25 to 37.5 basis points, depending on our leverage ratio (as defined in the credit agreement).

     The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined in the credit agreement).

     Our leverage ratio must be less than or equal to 3.75 to 1. As of September 30, 2003, our leverage ratio was 3.17 to 1. Our interest coverage ratio must be greater than or equal to 3 to 1. As of September 30, 2003, our interest coverage ratio was 4.92 to 1.

     Our consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended September 30, 2003) by an amount equal to 50% of our consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of September 30, 2003, the minimum net worth requirement was $1.81 billion, and our actual net worth (as defined in the credit agreement) was $2.38 billion.

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

     The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Legacy Dean Foods Company’s subsidiaries, and the real property owned by Legacy Dean Foods Company and its subsidiaries).

     The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

     Senior Notes — Legacy Dean Foods Company had certain senior notes outstanding at the time we acquired it which remain outstanding. The notes carry the following interest rates and maturities:

•	$97.7 million ($100 million face value), at 6.75% interest, maturing in 2005;

•	$250.4 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$185.6 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$126.0 million ($150 million face value), at 6.9% interest, maturing in 2017.

     The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean Foods Company and its subsidiaries granting liens on their respective real estate interests and a prohibition against Legacy Dean Foods Company granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on Legacy Dean Foods Company’s ability to divest assets not in the ordinary course of business.

     Receivables-Backed Loan — We have entered into a $400 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first nine months of 2003, we had net payments of $17.5 million under this facility leaving an outstanding balance of $127.5 million at September 30, 2003. The receivables-backed loan bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables-backed loan was 2.3% at September 30, 2003. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At September 30, 2003, we could have re-borrowed an additional $229.2 million under this facility.

     Foreign Subsidiary Term Loan — In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of September 30, 2003, approximately $49.1 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. The loan, which is secured by our equity interest in Leche Celta, will expire on February 21, 2007, bears interest at a variable rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), and requires semi-annual principal payments. At September 30, 2003, a total of $31.7 million was outstanding under this facility. The interest rate in effect on this loan at September 30, 2003 was 3.94%. However, we had interest rate swap agreements in place that hedged 21 million euros of our borrowings under this facility at an average rate of 5.57%, plus the applicable interest rate margin.

     Other Lines of Credit — Leche Celta is our only subsidiary with its own lines of credit separate from the senior credit facility described above. Leche Celta’s primary line of credit, which is in the principal amount of 15 million euros (as of September 30, 2003 approximately $17.5 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), is secured by our equity interest in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit. At September 30, 2003, $12 million was outstanding under these lines of credit at an average interest rate of 3.09%.

     Industrial Development Revenue Bonds — Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. Interest on these bonds is due semiannually at interest rates that vary based on market conditions which, at September 30, 2003 ranged from 1.15% to 1.35%.

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

     Letters of Credit — At September 30, 2003 there were $123 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our senior credit facility, an additional $16.2 million of letters of credit were outstanding at September 30, 2003. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

     The following table summarizes our various interest rate agreements in effect as of September 30, 2003:

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

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta’s term loan. The following table summarizes these agreements:

Fixed Interest
Rates	Expiration Date	Notional Amounts

5.54%	November 2003	9 million euros (approximately $10.5 million as of September 30, 2003 and $9.4 million as of December 31, 2002)

5.6%	November 2004	12 million euros (approximately $14.0 million as of September 30, 2003 and $12.6 million as of December 31, 2002)

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

     As of September 30, 2003, our derivative liability totaled $60.8 million on our consolidated balance sheet including approximately $37.3 million recorded as a component of accounts payable and accrued expenses and $23.5 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or nine months ended September 30, 2003. Approximately $7 million and $20.1 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and nine months ended September 30, 2003, respectively. We estimate that approximately $23.8 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses, if realized, will effectively raise the interest expense that would otherwise be payable on our variable rate debt.

     Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6. Stockholders’ Equity

     Stock Award Plans — The following table summarizes stock option activity during the first three quarters of 2003 under our stock-based compensation programs:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2002	19,558,530	$16.55
Options granted during first quarter (1)	3,337,991	24.80
Options canceled or forfeited during first quarter (2)	(255,747)	18.97
Options exercised during first quarter	(2,639,070)	15.16

Options outstanding at March 31, 2003	20,001,704	18.04
Options granted during second quarter (1)	84,000	31.46
Options canceled or forfeited during second quarter (2)	(622,986)	18.03
Options exercised during second quarter	(1,035,171)	16.89

Options outstanding at June 30, 2003	18,427,547	18.09
Options granted during third quarter (1)	55,176	30.22
Options canceled or forfeited during third quarter (2)	(102,433)	19.26
Options exercised during third quarter	(1,188,926)	13.48

Options outstanding at September 30, 2003	17,191,364	18.41

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately-vested option to purchase 7,500 shares of common stock.

(2)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.

     We also issued 30,696 shares of restricted stock during the first nine months of 2003 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

     We also issued 778,500 deferred stock units (“DSU’s”) to certain key employees during the first nine months of 2003 (of which 714,588 were outstanding at September 30, 2003) and 28,088 DSU’s to non-employee directors on June 30, 2003. Each DSU represents the right to receive one share of common stock in the future. DSU’s have no exercise price. Each employee’s DSU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. DSU’s granted to non-employee directors vest ratably over three years.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except share and per-share amounts)
Basic EPS computation:
Numerator:
Income from continuing operations	$122,162	$68,007	$269,160	$196,700
Denominator:
Average common shares	155,090,232	135,855,567	141,709,125	134,753,213
Basic EPS from continuing operations	$0.79	$0.50	$1.90	$1.46
Diluted EPS computation:
Numerator:
Income from continuing operations	$122,162	$68,007	$269,160	$196,700
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities		5,331	8,994	15,993

Income applicable to common stock	$122,162	$73,338	$278,154	$212,693

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands, except share and per-share amounts)
Denominator:
Average common shares — basic	155,090,232	135,855,567	141,709,125	134,753,213
Stock option conversion (1)	5,283,856	4,721,010	5,373,049	5,257,459
Restricted stock	714,805		730,859
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities		22,999,758	12,591,459	22,999,928

Average common shares — diluted	161,088,893	163,576,335	160,404,492	163,010,600

Diluted EPS from continuing operations	$0.76	$0.45	$1.73	$1.30

(1)	Stock option conversion excludes 82,500 and 474,375 anti-dilutive shares for the three months ended September 30, 2003 and 2002, respectively, and 32,940 and 215,558 anti-dilutive shares for the nine months ended September 30, 2003 and 2002, respectively.

     Common Stock Repurchases — On each of January 8, 2003 and February 12, 2003, our Board of Directors authorized increases to our stock repurchase program of $150 million each. During the first nine months of 2003, we spent approximately $138 million to repurchase approximately 5.2 million shares of our common stock for an average price of $26.56 per share. At September 30, 2003, approximately $161.7 remained available under our stock repurchase authorization.

     TIPES — In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). We originally issued $600 million of TIPES in a private placement in 1998. The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all outstanding TIPES elected to convert their TIPES into shares of our common stock rather than receive the $51.035 per security cash redemption price. Accordingly, during the second quarter of 2003, we issued an aggregate total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. There are no remaining TIPES outstanding.

7. Comprehensive Income

     Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $136.8 million and $284.7 million for the three-month and nine-month periods ended September 30, 2003. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2003 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2002	$(91,684)	$35,979	$(55,705)
Cumulative translation adjustment arising during period	8,786	2,037	10,823
Net change in fair value of derivative instruments	(13,410)	3,250	(10,160)
Amounts reclassified to income statement related to derivatives	32,343	(12,274)	20,069
Minimum pension liability adjustment	(8,472)	3,262	(5,210)

Accumulated other comprehensive income, September 30, 2003	$(72,437)	$32,254	$(40,183)

8. Plant Closing Costs

     Plant Closing Costs — As part of our overall rationalization and cost reduction program, we recorded plant closing costs of $5.1 million during the first nine months of 2003 related to the following:

•	Closing of a Dairy Group ice cream plant in Hawaii;

•	Organizational realignment of the Midwest region of our Dairy Group;

•	Closing of a Dairy Group distribution facility in New York;

•	Closing of a Dairy Group ice cream operation and maintenance facility in Ohio; and

•	Realignment of Morningstar’s private label business and manufacturing operations into the Dairy Group.

     These charges were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which became effective for us in January 2003. Under SFAS No. 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges related to these restructuring plans of approximately $2.5 million, including an additional $0.6 million in workforce reduction costs, $1.2 million in shutdown and other costs and $0.7 million in lease obligation costs. These additional charges are expected to be completed by December 2004 with the exception of the lease obligation payments for the closed Hawaii ice cream plant. The Hawaii lease expires in October 2033.

     The principal components of our overall rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are being sold and were written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2003 was approximately $5 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

     In the first quarter of 2003, we sold a Dairy Group plant in Port Huron, Michigan. In 2001, we closed this plant and recorded plant closing costs which included a write-down in the value of the plant. We sold the closed plant for more than expected, resulting in a gain of $1.6 million. This gain was recorded as a reduction of plant closing expense, resulting in a net plant closing charge of $3.5 million during the first nine months of 2003.

     Activity with respect to plant closing costs during the first nine months of 2003 is summarized below:

		Nine Months Ended
		September 30, 2003
	At December 31,			At September 30,
	2002	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$3,882	$2,351	$(3,358)	$2,875
Shutdown costs	1,657	58	(1,064)	651
Lease obligations after shutdown	668	488	(498)	658
Other	786	304	(760)	330

Subtotal	$6,993	3,201	$(5,680)	$4,514

Write-down of assets		1,897
Gain on sale of facility		(1,645)

Total charges		$3,453

     There have not been significant adjustments to the plans.

     Acquired Facility Closing Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. Several plants were closed in connection with our acquisition of Legacy Dean Foods Company in December 2001 and one plant was closed in connection with our acquisition of Marie’s in May 2002. During the third quarter of 2003, we accrued costs related to the closing of an ice cream plant acquired in July 2003 by our Dairy Group.

     The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

     Activity with respect to these acquisition liabilities during the first nine months of 2003 is summarized below:

		Nine Months Ended
	At	September 30, 2003		At
	December 31,			September 30,
	2002	Accruals	Payments	2003

		(In thousands)
Workforce reduction costs	$9,002	$100	$(5,844)	$3,258
Shutdown costs	11,637	500	(4,037)	8,100

Total	$20,639	$600	$(9,881)	$11,358

9. Shipping and Handling Fees

     Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $245 million and $730.9 million during the third quarter and first nine months of 2003 and $238.5 million and $704.5 million during the third quarter and first nine months of 2002, respectively.

10. Commitments and Contingencies

     Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

     Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% stake in our Dairy Group. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred.

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

     Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent liabilities related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained known liabilities. We do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.

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

     Litigation, Investigations and Audits — We and our subsidiaries are parties from time to time to certain other claims, litigation, audits and investigations. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

11. Business and Geographic Information and Major Customers

     Segment Data — We currently have three reportable segments: Dairy Group, Morningstar/White Wave and Specialty Foods. Our Dairy Group segment manufactures and distributes branded and private label milk, ice cream and ice cream novelties, half-and-half and whipping cream, cultured dairy products, fruit juices, other flavored drinks, bottled water, coffee creamers, dips and condensed milk. Morningstar/White Wave manufactures and sells dairy and non-dairy liquid coffee creamers, extended shelf-life milks, cultured dairy products, dips and dressings, aerosol whipped topping, egg substitute, soy milk and other soy products. Specialty Foods processes and sells pickles, relishes and peppers; powdered products such as non-dairy coffee creamers; aseptic sauces and puddings and nutritional beverages. Our European operations do not meet the definition of a segment and are reported in “Corporate/Other.” The 2002 period has been restated to remove the results of our former Puerto Rico operations, which have been reclassified as a discontinued operation.

     On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio and enable us to realize certain manufacturing efficiencies including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which represented approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sale of those products. As a result of these changes, which are being implemented in stages and are currently expected to be completed by the beginning of 2004, Morningstar Foods will be re-named the Dean National Brand Group. When the realignment of our operations is complete, a new segment reporting structure will begin, pursuant to which (i) Morningstar Foods’ existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean National Brand Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until then, segment results will be reported consistently with prior years.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2002 Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K (as amended). We evaluate performance based on operating profit not including non-recurring gains and losses, plant closing costs or foreign exchange gains and losses.

     The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

	(In thousands)
Net sales to external customers:
Dairy Group	$1,825,657	$1,763,725	$5,230,031	$5,339,943
Morningstar/White Wave	256,721	261,099	758,867	763,475
Specialty Foods	165,748	164,103	504,362	502,681
Corporate/Other	58,722	40,799	181,038	145,090

Total	$2,306,848	$2,229,726	$6,674,298	$6,751,189

Intersegment sales:
Dairy Group	$9,522	$7,290	$24,026	$22,169
Morningstar/White Wave	24,669	19,889	70,525	77,257
Specialty Foods	1,819	3,571	8,733	11,345

Total	$36,010	$30,750	$103,284	$110,771

Operating income:
Dairy Group (1)	$161,515	$134,835	$462,226	$398,182
Morningstar/White Wave (2)	65,836	19,861	88,423	73,801
Specialty Foods	26,827	28,321	77,672	74,475
Corporate/Other	(13,297)	(16,764)	(45,992)	(56,020)

Total	$240,881	$166,253	$582,329	$490,438

	At September 30

	2003	2002

	(In thousands)
Assets:
Dairy Group	$4,525,588	$4,441,355
Morningstar/White Wave	1,093,360	1,046,306
Specialty Foods	643,620	645,946
Corporate/Other	484,896	641,510

Total	$6,747,464	$6,775,117

(1)	Operating income includes plant closing costs of $1 million in the third quarter of 2003 and $2.4 million and $6.5 million in the first nine months of 2003 and 2002, respectively.

(2)	Operating income includes a gain on the sale of the frozen pre-whipped topping and frozen creamer business of $65.9 million in the third quarter and first nine months of 2003 and plant closing costs of $1.1 million in the third quarter and first nine months of 2003 and $4.9 million in the third quarter and first nine months of 2002.

Geographic Information

	Revenue

	Three Months Ended		Nine Months Ended		Long-Lived Assets at
	September 30		September 30		September 30

	2003	2002	2003	2002	2003	2002

		(In thousands)			(In thousands)
United States	$2,248,126	$2,184,355	$6,493,260	$6,593,100	$5,238,329	$5,114,438
Puerto Rico(1)						129,811
Europe	58,722	45,371	181,038	158,089	144,308	120,578

Total	$2,306,848	$2,229,726	$6,674,298	$6,751,189	$5,382,637	$5,364,827

(1)	Revenues have been restated to remove revenues related to our former Puerto Rico operations, which have been reclassified as discontinued operations.

     Significant Customers — Our Dairy Group and Morningstar/White Wave segments had one customer that represented greater than 10% of their sales in the first nine months of 2003. Approximately 12% of our consolidated sales in the first nine months of 2003 were to that same customer.

12. Subsequent Events

     On October 15, 2003, we completed the acquisition of Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler Mix Specialties had net sales of approximately $190 million in 2002 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. Kohler’s product line consists primarily of ultra-pasteurized creams, creamers and ice cream mixes. We paid approximately $156 million for the purchase of Kohler Mix Specialties, all of which was funded using borrowings under our receivables-backed loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We are the leading processor and distributor of milk and other dairy products in the United States and a leading manufacturer of specialty foods.

     Our Dairy Group segment manufactures and sells milks, ice cream and ice cream novelties, creams (including half-and-half and whipping cream), cultured dairy products, juices, water, coffee creamers and dairy-based dips. The Dairy Group’s products have historically been sold primarily under our proprietary local and regional brands, with the balance of the Dairy Group’s products being sold under private labels. Our Dairy Group delivers the majority of its products directly from our plants and distribution centers to customers’ stores in trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. Our Dairy Group has one of the most extensive refrigerated DSD systems in the United States, with delivery routes spanning virtually the entire country. Our Dairy Group’s sales accounted for approximately 78% of our revenues during the first nine months of 2003.

     Our Morningstar/White Wave segment is focused primarily on the sale of nationally branded beverages and dairy-related food products such as soymilks, flavored coffee creamers, refrigerated dips and dressings and various value-added extended shelf-life milks such as Hershey’s® flavored milks and milkshakes, Land O Lakes® Dairy Ease® lactose-free milk and Folgers® Jakada® single-serve coffee and milk beverage. In addition, approximately half of Morningstar Foods’ sales have historically consisted of private label dairy products. In May 2003, we announced certain organizational changes pursuant to which responsibility for manufacturing and selling Morningstar Foods’ private label dairy products will be transferred to the Dairy Group. We are in the process of implementing this transfer as well as certain other organizational realignments between our Dairy Group and Morningstar Foods in order to sharpen our focus on Morningstar/White Wave’s strategic brand portfolio and to enable us to capture certain manufacturing efficiencies. We expect these changes to be complete by the beginning of 2004. See “— Recent Developments.” Morningstar/White Wave’s sales accounted for approximately 11% of our revenues during the first nine months of 2003.

     Our Specialty Foods segment manufactures and sells pickles, relishes and peppers; powdered coffee creamers and other powdered products; aseptic sauces and pudding and nutritional beverages. Our Specialty Foods segment is the largest pickle processor and the largest manufacturer of powdered non-dairy coffee creamers in the United States, with the majority of its products being sold under private labels. Specialty Foods’ sales accounted for approximately 8% of our revenues during the first nine months of 2003.

     We also own a European dairy processor based in Spain. Our European operations are not large enough to meet the definition of a reportable segment and, therefore, they are reported in our Corporate/Other segment.

Results of Operations

     The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2003		2002		2003		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)					(Dollars in thousands)
Net sales	$2,306,848	100.0%	$2,229,726	100.0%	$6,674,298	100.0%	$6,751,189	100.0%
Cost of sales	1,713,311	74.3	1,636,306	73.4	4,908,375	73.5	5,012,480	74.2

Gross profit	593,537	25.7	593,420	26.6	1,765,923	26.5	1,738,709	25.8
Operating costs and expenses:
Selling and distribution	339,296	14.7	326,489	14.6	1,009,479	15.1	972,629	14.4
General and administrative	76,024	3.3	93,451	4.2	232,810	3.5	257,833	3.8
Amortization expense	1,110	0.1	2,306	0.1	3,744	0.1	6,385	0.1
Plant closing costs	2,118	0.1	4,921	0.2	3,453	0.1	11,424	0.2
Other operating income	(65,892)	(2.9)			(65,892)	(1.0)

Total operating expenses	352,656	15.3	427,167	19.1	1,183,594	17.8	1,248,271	18.5

Total operating income	$240,881	10.4%	$166,253	7.5%	$582,329	8.7%	$490,438	7.3%

Note: In the following sections entitled “Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002” and “First Nine Months of 2003 Compared to the First Nine Months of 2002,” we provide the operating expense ratio and operating margin for our Morningstar/White Wave segment on an actual basis, according to generally accepted accounting principles, and on a pro forma basis to exclude the approximately $65.9 million gain on the sale of Morningstar Foods’ frozen pre-whipped topping and frozen creamer business. We provide this comparative information in order to allow the reader to make a more meaningful assessment of that segment’s operating performance from period to period.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

     Net Sales — Consolidated net sales increased approximately 3.5% to $2.31 billion during the third quarter of 2003 from $2.23 billion in the third quarter of 2002.

     Net sales for the Dairy Group increased approximately 3.5%, or $61.9 million, in the third quarter of 2003 compared to the third quarter of 2002. This increase is primarily due to the effects of increased raw milk costs compared to the prior year and the acquisition of Melody Farms during the second quarter of 2003, partly offset by a 1% decrease in fluid milk volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2003 compared to the third quarter of 2002:

	Quarter Ended September 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$7.50	(1)	$6.88	(1)	9.0%
Class I butterfat mover(3)	1.21	(2)	1.11	(2)	9.0%
Class II raw skim milk minimum(4)	6.65	(1)	7.58	(1)	(12.3)%
Class II butterfat minimum(4)	1.23	(2)	1.07	(2)	15.0%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.
(2)	Prices are per pound.
(3)	We process Class I raw skim milk and butterfat into fluid milk products.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream

     Net sales for Morningstar/White Wave decreased by approximately 1.7%, or $4.4 million, during the third quarter of 2003 compared to the third quarter of 2002 primarily due to the planned phase-out of the Nestle Nesquik and Nestle Coffeemate co-packing businesses; increased spending for slotting fees, couponing and certain other promotional costs related to our strategic brands, which are required to be recorded as reductions of revenue; and the sale of the frozen pre-whipped topping and frozen creamer business. The impact of these events was offset somewhat by increased volumes of our strategic brands.

     Strategic brand sales volumes increased approximately 31% in the third quarter of 2003 versus the third quarter of 2002. Morningstar/White Wave’s strategic brands include Hershey’s flavored milks and milkshakes, International Delight and Land O’Lakes coffee creamers, Silk soymilk, Sun Soy soymilk, Folger’s Jakada milk and coffee beverage, Land O’Lakes Dairy Ease, Marie’s dips and dressings and Dean’s dips.

     Net sales for our Specialty Foods segment increased slightly by approximately 1%, or $1.6 million, during the third quarter of 2003 compared to the third quarter of 2002. This increase was primarily due to an increase in non-dairy coffee creamer and nutritional beverage sales volumes, partly offset by the sale of EBI Foods, Ltd. in October 2002.

     Cost of Sales — Our consolidated cost of sales ratio was 74.3% in the third quarter of 2003 compared to 73.4% in the third quarter of 2002. The cost of sales ratio for the Dairy Group was consistent at 74.1% in the third quarter of both years.

     The cost of sales ratio for Morningstar/White Wave increased to 73.1% in the third quarter of 2003 from 68.5% in the third quarter of 2002. This increase in 2003 was due primarily to lower revenues during the period, and to certain manufacturing inefficiencies that resulted from difficulties associated with the introduction of new products and new technologies and the shifting of production between plants. Specialty Foods’ cost of sales ratio increased to 74% in the third quarter of 2003 from 71.7% in the third quarter of 2002. This increase was primarily due to rising commodity prices and increased costs associated with the relocation of certain lines of production.

     Operating Costs and Expenses — Our consolidated operating expense ratio was 15.3% in the third quarter of 2003 compared to 19.1% during the third quarter of 2002.

     The operating expense ratio at the Dairy Group was 17.1% in the third quarter of 2003 compared to 18.3% in the third quarter of 2002. The decrease in the 2003 operating expense ratio was primarily due to the effect of higher raw milk prices in 2003, lower insurance expense based on current claims experience, and the impact of certain cost savings initiatives (which related primarily to headcount reductions). Higher raw material prices generally result in higher sales dollars. Therefore, higher raw milk prices will generally reduce the Dairy Group’s operating expense ratio and lower raw milk prices will generally increase the Dairy Group’s operating expense ratio.

     The operating expense ratio at Morningstar/White Wave was 1.2% during the third quarter of 2003 compared to 23.9% in the third quarter of 2002. This decrease was driven by a gain of $65.9 million on the sale of the frozen pre-whipped topping and frozen creamer business during the third quarter of 2003. Excluding the impact of the $65.9 million gain, Morningstar/White Wave’s operating expense ratio would have been 26.9% during the third quarter of 2003 compared to 23.9% in the third quarter of 2002. This increase is primarily due to higher marketing expenses in 2003 related to the promotion of strategic brands.

     The operating expense ratio for Specialty Foods was 9.9% in the third quarter of 2003 versus 11% in the third quarter of 2002 primarily due to lower commissions expense and the sale of EBI Foods, Ltd. in October 2002, which had higher operating expenses.

     Operating Income — Consolidated operating income during the third quarter of 2003 was $240.9 million, an increase of $74.6 million from the third quarter of 2002 operating income of $166.3 million. Our consolidated operating margin in the third quarter of 2003 was 10.4% compared to 7.5% in the third quarter of 2002.

     The Dairy Group’s operating margin increased to 8.8% in the third quarter of 2003 from 7.6% in the same period of 2002. This increase is primarily due to lower insurance expense based on current claims experience, and to the impact of certain cost savings initiatives (related primarily to headcount reductions).

     The operating margin for our Morningstar/White Wave segment increased to 25.6% in the third quarter of 2003 from 7.6% in the third quarter of 2002. This increase was the result of the $65.9 million gain on sale of the frozen pre-whipped topping and frozen creamer business. Eliminating the impact of the $65.9 million gain, Morningstar/White Wave’s operating margin would have declined to (0.02%) during the third quarter of 2003 from 7.6% during the third quarter of 2002. This decrease is primarily due to higher marketing expenses related to the promotion of strategic brands and manufacturing inefficiencies related to the introduction of new manufacturing technologies.

     Specialty Foods’ operating margin was 16.2% in the third quarter of 2003 versus 17.3% in the third quarter of 2002. This decrease was primarily due to rising commodity prices and increased costs associated with the relocation of certain lines of production.

     Other (Income) Expense — Total other expense decreased by $12.9 million in the third quarter of 2003 compared to the third quarter of 2002. There were no financing charges on preferred securities in the third quarter of 2003 versus $8.4 million in the third quarter of 2002 due to the successful retirement of these securities during the second quarter of 2003. See Note 6 to our Condensed Consolidated Financial Statements. Interest expense decreased to $45.8 million in the third quarter of 2003 compared to $48.3 million in the third quarter of 2002 due to lower interest rates and lower debt.

     Income Taxes — Income tax expense was recorded at an effective rate of 38% in the third quarter of 2003 compared to 37.8% in the third quarter of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

     Discontinued Operations — We recorded income from discontinued operations of $0.7 million during the third quarter of 2002. On December 30, 2002, we sold our operations in Puerto Rico. As a result, all amounts attributable to our former Puerto Rico operations have been reclassified to “income from discontinued operations.”

First Nine Months of 2003 Compared to the First Nine Months of 2002

     Net Sales — Consolidated net sales decreased by approximately 1.1% to $6.67 billion during the first nine months of 2003 from $6.75 billion in the first nine months of 2002.

     Net sales for the Dairy Group decreased approximately 2.1%, or $109.9 million, in the first nine months of 2003 compared to the first nine months of 2002. This decrease is primarily due to the effects of decreased raw milk costs compared to the prior year and also to the effects of an approximately 1% decrease in fluid milk volumes. In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2003 compared to the first nine months of 2002:

	Nine months Ended September 30*

	2003		2002		% Change

Class I raw skim milk mover(3)	$6.57	(1)	$7.00	(1)	(6.1)%
Class I butterfat mover(3)	1.18	(2)	1.27	(2)	(7.1)%
Class II raw skim milk minimum(4)	6.76	(1)	7.61	(1)	(11.2)%
Class II butterfat minimum(4)	1.19	(2)	1.22	(2)	(2.5)%

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all federally regulated locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor.

(1)	Prices are per hundredweight.
(2)	Prices are per pound.
(3)	We process Class I raw skim milk and butterfat into fluid milk products.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

     Net sales for Morningstar/White Wave decreased by approximately 0.6%, or $4.6 million, during the first nine months of 2003 compared to the same period in the prior year. The acquisition of White Wave contributed $105.6 million more in the first nine months of 2003 than in the first nine months of 2002. This increased contribution was offset by the planned phase-out of the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses; by increased spending for slotting fees, couponing and certain other promotional costs related to our strategic brands, which are required to be recorded as reductions of revenue; and the sale of the frozen pre-whipped topping and frozen creamer business.

     On a pro forma basis as if White Wave had been acquired on January 1, 2002, strategic brand sales volumes increased approximately 30% in the first nine months of 2003 versus the first nine months of 2002. Morningstar/White Wave’s strategic brands include Hershey’s flavored milks and milkshakes, International Delight and Land O’Lakes coffee creamers, Silk soymilk, Sun Soy soymilk, Folger’s Jakada milk and coffee beverage, Land O’Lakes Dairy Ease, Marie’s dips and dressings and Dean’s dips.

     Net sales for Specialty Foods increased slightly by approximately 0.3%, or $1.7 million, during the first nine months of 2003 compared to the same period in the prior year. Sales increases in non-dairy coffee creamers and nutritional beverages were offset by lower sales in pickles, and by the decrease in sales resulting from the divestiture of EBI Foods, Ltd. in October 2002.

     Cost of Sales — Our consolidated cost of sales ratio was 73.5% in the first nine months of 2003 compared to 74.2% in the first nine months of 2002. The cost of sales ratio for the Dairy Group decreased to 73.5% in the first nine months of 2003 from 74.6% in the first nine months of 2002 due primarily to lower raw milk costs.

     The cost of sales ratio for Morningstar/White Wave increased to 71.2% in the first nine months of 2003 compared to 69.6% in the first nine months of 2002. The increase in the cost of sales ratio was due to the impact of lower sales and manufacturing inefficiencies related to the introduction of new products and new technologies and certain manufacturing realignments, offset by (i) the phase-out of the Lactaid and Nestle co-packing businesses, which had higher costs of sales, and (ii) lower raw material costs. Specialty Foods’ cost of sales ratio increased slightly to 74.4% in the first nine months of 2003 from 73.9% in the first nine months of 2002. This increase was primarily due to rising commodity prices.

     Operating Costs and Expenses — Our consolidated operating expense ratio was 17.8% in the first nine months of 2003 compared to 18.5% during the first nine months of 2002.

     The operating expense ratio at the Dairy Group was 17.7% in the first nine months of 2003 compared to 18% in the first nine months of 2002. The decrease in the 2003 operating expense ratio was due to lower insurance expense based on current claims experience, certain cost savings initiatives (related primarily to headcount reductions) and lower plant closing costs, all of which offset the effects of lower raw milk prices. Lower raw milk prices generally result in lower sales. Therefore, assuming other operating expenses remain constant, our operating expense ratio will usually increase with lower raw milk costs.

     The operating expense ratio at Morningstar/White Wave was 17.1% during the first nine months of 2003 compared to 20.7% in the first nine months of 2002. This decrease was due to the $65.9 million gain on sale of the frozen pre-whipped topping business. Excluding the impact of the $65.9 million gain, Morningstar/White Wave’s operating expense ratio was 25.8% during the first nine months of 2003 compared to 20.7% in the same period of the prior year. This increase was primarily due to higher marketing expenses related to the introduction of new products and the promotion of strategic brands. The ratio was also significantly impacted by the addition of White Wave, which is accruing significant amounts for bonuses to be paid in March 2004 under the White Wave Performance Bonus Plan that was established when we acquired White Wave in May 2002. See Note 10 to our Condensed Consolidated Financial Statements.

     The operating expense ratio for Specialty Foods was 10.2% in the first nine months of 2003 versus 11.3% in the first nine months of 2002 primarily due to lower commissions expense and the sale of EBI Foods, Ltd. in October 2002, which had higher operating expenses.

     Operating Income — Consolidated operating income during the first nine months of 2003 was $582.3 million, an increase of $91.9 million from the first nine months of 2002 operating income of $490.4 million. Our consolidated operating margin in the first nine months of 2003 was 8.7% compared to 7.3% in the first nine months of 2002.

     The Dairy Group’s operating margin increased to 8.8% in the first nine months of 2003 from 7.5% in the same period of 2002. This increase is primarily due to the effects of decreased raw milk costs compared to the prior year, along with lower insurance expense based on current claims experience, the impact of certain cost savings initiatives (related primarily to headcount reductions) and lower plant closing costs.

     The operating margin for our Morningstar/White Wave segment increased to 11.7% in the first nine months of 2003 from 9.7% in the first nine months of 2002. This increase was due to the gain on the sale of the frozen pre-whipped topping and frozen creamer business. Excluding the impact of the $65.9 million gain, Morningstar/White Wave’s operating margin would have declined to 3% during the first nine months of 2003 from 9.7% during the first nine months of 2002. This decrease is primarily due to higher marketing expenses, as well as manufacturing inefficiencies related to the introduction of new products and new technologies and certain manufacturing realignments. The ratio was also affected by significant bonus accruals in the first nine months of 2003 (versus only five months in 2002) under White Wave’s Performance Bonus Plan.

     Specialty Foods’ operating margin was 15.4% in the first nine months of 2003 versus 14.8% in the first nine months of 2002. This increase was primarily due to the sale of EBI Foods, Ltd., which had higher operating expenses.

     Other (Income) Expense — Total other expense decreased by $25.3 million in the first nine months of 2003 compared to the first nine months of 2002. Interest expense decreased to $137 million in the first nine months of 2003 from $149.7 million in the first nine months of 2002 as a result of lower interest rates and lower debt. Financing charges on preferred securities were $14.2 million in the first nine months of 2003 versus $25.2 million in the first nine months of 2002. These securities were redeemed during the second quarter of 2003. See Note 6 to our Condensed Consolidated Financial Statements.

     Income Taxes — Income tax expense was recorded at an effective rate of 38% in the first nine months of 2003 compared to 37.9% in the first nine months of 2002. Our tax rate varies as the mix of earnings contributed by our various business units changes and as tax savings initiatives are adopted.

     Discontinued Operations — We recorded income from discontinued operations of $0.6 million during the first nine months of 2002. On December 30, 2002, we sold our operations in Puerto Rico. As a result, all amounts attributable to our former Puerto Rico operations have been reclassified to “income from discontinued operations.”

     Cumulative Effect of Accounting Change — As part of our adoption of SFAS 142 on January 1, 2002 we wrote down the value of certain trademarks and the goodwill related to our Puerto Rico operations which our analysis indicated were impaired. Our adoption of this accounting standard resulted in the recognition of $85 million, net of an income tax benefit of $29 million, as a charge to earnings during the first nine months of 2002.

Recent Developments

Acquisitions and Divestiture

     On October 15, 2003, we acquired Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler Mix Specialties had net sales of approximately $190 million in 2002 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. Kohler’s product line consists primarily of ultra-pasteurized ice cream mixes, creamers and creams. We paid approximately $156 million for the purchase of Kohler Mix Specialties, all of which was funded using borrowings under our receivables-backed loan.

     On July 31, 2003, we completed the sale of the frozen pre-whipped topping and frozen coffee creamer business of Morningstar Foods for cash proceeds of approximately $90 million. Part of our strategy is to divest assets where appropriate in order to ensure that our financial and management resources are closely aligned with our strategic direction and expertise. The divested operations were our only operations with frozen warehouse distribution.

     On June 30, 2003, we announced that we had signed a definitive agreement to acquire the 87% of Horizon Organic Holding Corporation (Nasdaq: HCOW) that we do not already own for an aggregate purchase price of approximately $216 million, all of which will be funded using borrowings under our senior credit facility and our receivables-backed loan. We also intend to repay Horizon Organic’s borrowings under its credit facility (expected to be approximately $40 million at closing) using borrowings under our senior credit facility and our receivables-backed loan. Horizon Organic is the maker of nationally-branded Horizon® organic dairy products and juices and had sales of approximately $215 million during the 12-month period ended September 30, 2003. We currently own approximately 13% of the outstanding common stock of Horizon Organic. Completion of the acquisition is subject to various customary closing conditions, including receipt of approval of Horizon Organic’s shareholders, and is expected to close in early January 2004. Once the acquisition is completed, Horizon Organic’s financial results will be reported in our Morningstar/White Wave segment.

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

Amendment to Credit Facility

     During the third quarter of 2003, we amended our senior credit facility to (1) lower the interest rates, (2) increase the available amount of the revolver from $800 million to $1 billion, (3) increase the principal balance of the lower-rate Tranche A term loan from $765 million to $1 billion, (3) lower the principal balance of the higher-rate Tranche B term loan from $990 million to $750 million, (4) fix the leverage ratio requirement at 3.75 to 1, and (5) make certain other financial covenant changes. The new terms of the credit agreement are described in detail in Note 5 to our Condensed Consolidated Financial Statements.

Organizational Changes

     On May 8, 2003, we announced certain organizational changes designed to sharpen our focus on our strategic brand portfolio and enable us to realize certain manufacturing efficiencies including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which represented approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into our Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sale of those products. As a result of these changes, which are being implemented in stages and are currently expected to be complete by the beginning of 2004, Morningstar Foods will be re-named the Dean National Brand Group. When the realignment of our operations is complete, a new segment reporting structure will begin, pursuant to which (i) Morningstar Foods’ existing private label business will be reported in the Dairy Group segment, (ii) the results of the Dean National Brand Group and White Wave will be aggregated and reported as a segment, and (iii) Specialty Foods will remain unchanged. Until then, segment results will be reported consistently with prior years.

TIPES

     In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). We originally issued $600 million of TIPES in a private placement in 1998. The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all outstanding TIPES elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Accordingly, during the second quarter of 2003, we issued an aggregate total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. There are no remaining TIPES outstanding.

Stock Buyback

     During the third quarter of 2003, we spent approximately $10 million to repurchase 360,000 shares of our common stock for an average purchase price of $27.52 per share. At November 7, 2003, approximately $161.7 million remained available under our current authorization.

Stock Split

     On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock. The split was paid on June 9, 2003 to shareholders of record on May 23, 2003. All share numbers in this Quarterly Report on Form 10-Q have been adjusted for all periods to reflect the split.

Liquidity and Capital Resources

Historical Cash Flow

     During the first nine months of 2003, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $338.1 million for 2003 as contrasted to $430 million for 2002, a decrease of $91.9 million. Net cash provided by operating activities was primarily impacted by changes in working capital which used $106.4 million in 2003 compared to 2002, when changes in working capital provided $64.2 million in cash. This was partly offset by a change in cash provided by deferred income taxes of $72.2 million and increased net income.

     Net cash used in investing activities for continuing operations was $160.7 million in the first nine months of 2003 compared to $355.8 million in the first nine months of 2002, a decrease of $195.1 million. We used approximately $199.5 million for capital expenditures.

     During the first nine months of 2003, we used approximately $152.5 million to repurchase our stock, and we received approximately $82 million as a result of stock option exercises and employee stock purchases through our employee stock purchase plan. We had net payments of debt during the first nine months of 2003 of $126 million.

Current Debt Obligations

     Our senior credit facility provides us with a revolving line of credit of up to $1 billion and two term loans in the amounts of $1 billion and $750 million, respectively. The senior credit facility, which is secured by substantially all of our assets, contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Note 5 to our Condensed Consolidated Financial Statements for detailed information regarding the terms of our credit agreement, including interest rates, principal payment schedules and mandatory prepayment provisions.

     At September 30, 2003 we had outstanding borrowings of $1.75 billion under our senior credit facility (compared to $1.83 billion at December 31, 2002), including approximately $43 million that was drawn under the revolving credit facility, in addition to $123 million of letters of credit that were issued but undrawn. As of September 30, 2003 approximately $834 million was available for future borrowings under our senior credit facility, subject to satisfaction of certain conditions contained in the loan agreement. We are currently in compliance with all covenants contained in our credit agreement.

     In addition to our senior credit facility, we also have a $400 million receivables-backed credit facility, which had $127.5 million outstanding at September 30, 2003. Approximately $229.2 million was available for borrowing under this facility at September 30, 2003. See Note 5 to our Condensed Consolidated Financial Statements for more information about our receivables-backed facility.

     Other indebtedness outstanding at September 30, 2003 included $700 million face value of outstanding indebtedness under Legacy Dean Foods Company’s senior notes, approximately $31.7 million of term indebtedness and an approximately $12 million line of credit at our Spanish subsidiary, $20.7 million of industrial development revenue bonds and approximately $26.9 million face value of capital lease and other obligations. See Note 5 to our Condensed Consolidated Financial Statements.

     The table below summarizes our obligations for indebtedness and lease and purchase obligations at September 30, 2003 (dollars in thousands).

		Payments Due by Period

		10/01/03	10/01/04	10/01/05	10/01/06	10/01/07
		to	to	to	to	to
Indebtedness & Lease Obligations	Total	09/30/04	09/30/05	09/30/06	09/30/07	09/30/08	Thereafter

Senior credit facility	$1,753,625	$157,500	$176,250	$201,250	$500,500	$718,125
Senior notes(1)	700,000		100,000		250,000		350,000
Receivables-backed loan	127,500			127,500
Foreign subsidiary term loan	31,686	9,453	9,103	8,753	4,377
Other lines of credit	11,992	9,312			2,680
Industrial development revenue bonds	20,700	300	300	300	300	300	19,200
Capital lease obligations and other(1)	26,946	11,708	5,474	7,035	2,312	303	114
Operating leases	365,017	77,090	59,771	48,249	38,755	34,553	106,599
Purchase obligations(2)	56,407	9,895	9,895	9,895	9,840	7,592	9,290

Total	$3,093,873	$275,258	$360,793	$402,982	$808,764	$760,873	$485,203

(1)	Represents face value of senior notes and other debt obligations.
(2)	Represents obligations incurred by our Specialty Foods segment related to our pickle business, including certain minimum purchase requirements and certain minimum storage costs.

     In addition to the letters of credit secured by our senior credit facility, we had at September 30, 2003 approximately $16.2 million of letters of credit with three other banks that were issued but undrawn. The majority of these were required by various utilities and government entities for performance and insurance guarantees.

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

Other Commitments and Contingencies

     On December 21, 2001, in connection with our acquisition of Legacy Dean Foods Company, we issued a subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments under this note, if any, would be expensed as incurred.

     We also have the following contingent obligations, in addition to contingent liabilities related to ordinary course litigation and audits:

•	the obligation to pay performance bonuses to White Wave’s management team in the event that established performance hurdles are met by March 2004 (which bonuses we expect to be in the range of $35 million to $40 million);

•	certain indemnification obligations related to businesses that we have divested; and

•	residual value guarantees under certain leases.

     See Note 10 to our Condensed Consolidated Financial Statements for more information about our contingent obligations.

Future Capital Requirements

     During the fourth quarter of 2003, we intend to invest approximately $100 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations.

     We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

     We expect to complete the acquisition of Horizon Organic in early January 2004 and we intend to pay the approximately $256 million purchase price (including the repayment of debt) using borrowings under our senior credit facility and our receivables-backed loan. We also intend to pursue other acquisitions that are compatible with our core business strategy. In addition, we may repurchase our stock pursuant to our stock repurchase program. Approximately $161.7 million was available for spending under our stock repurchase program as of September 30, 2003. We base our decisions regarding when to repurchase stock on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account our stock price and the relative expected return on alternative investments. Any acquisitions or stock repurchases will be funded through cash flows from operations or borrowings under our senior credit facility.

     If necessary, we believe that we have the ability to secure additional financing for our future capital requirements.

Critical Accounting Policies

     There have been no changes to our critical accounting policies since we filed our 2002 amended annual report on Form 10-K.

Known Trends and Uncertainties

Economic Environment

     As a result of the recent economic environment in this country, and due to the highly competitive environment currently existing in the food retailing industry, many of our retail and foodservice customers have experienced economic difficulty over the past 18 months to 2 years. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend could have a material adverse affect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

     Many of our retail customers have become increasingly price sensitive in the current economic environment. We have recently been subject to a number of intensely competitive bidding situations, which has resulted in margin erosion on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers.

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

     In 2002 and in the first seven months of 2003, prices for raw milk and butter were unusually low. Beginning in September, prices for raw milk and butter increased significantly. We expect raw milk prices to remain at current levels through the fourth quarter of 2003.

     In general, we change the prices that we charge our customers for our products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, and in some cases we are contractually restrained with respect to the means and timing of implementing price changes. Also, at some point price increases could erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin (expressed as a percentage of sales) fluctuate with the price of our raw materials. We expect our Dairy Group and Morningstar/White Wave profit margins to be adversely affected in the fourth quarter of 2003 as a result of the expected increase in the price of raw milk.

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

Our Branding Efforts May Not Succeed

     We have invested, and intend to continue to invest, significant resources toward the development and growth of our branded, value-added portfolio of products, particularly at our Morningstar/White Wave segment. We believe that sales of these products could be a significant source of growth and profitability for our business. However, the success of our efforts will ultimately depend on customer and consumer acceptance of our branded products, of which there can be no assurance. If our efforts do not succeed, we may not be able to continue to significantly increase sales or profit margins. Initial product launches are often accompanied by significant up-front costs incurred to gain distribution for and to promote the new products. These costs can erode profit margins unless and until such time as sales of the new product grow to a point that can support such marketing spending. Moreover, the launch of new products can put a significant strain on our manufacturing and distribution systems that could cause us to incur unexpected costs, which could be significant.

Changes in Raw Material and Other Input Costs Can Adversely Affect Us

     The most important raw materials that we use in our operations are raw milk and bulk cream, and high density polyethylene resin. The prices of these materials increase and decrease based on supply and demand, and, in some cases, governmental regulation. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance, however, because price changes often lag changes in costs. These lags tend to erode our profit margins. Extremely high raw material costs can also put downward pressure on our margins and our volumes. We expect raw milk prices to remain high for the remainder of 2003.

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

Certain Organizational Changes and New Technologies Present Us with Temporary Operational Challenges

     On May 8, 2003, we announced certain organizational changes designed to sharpen Morningstar Foods’ focus on its strategic brand portfolio and enable us to realize certain manufacturing efficiencies, including: (i) shifting responsibility for manufacturing, selling and distributing Morningstar Foods’ private label dairy products (which were approximately half of Morningstar Foods’ 2002 sales) out of Morningstar Foods and into the Dairy Group, and (ii) shifting responsibility for the manufacture and distribution of all of Morningstar Foods’ remaining products (which are its nationally branded products) into the Dairy Group, with Morningstar Foods remaining responsible for the development, marketing and sales of those products. After these changes are implemented, which is expected to be by the beginning of 2004, Morningstar Foods will be renamed the Dean National Brand Group. As part of this process, we are shifting production of certain products between plants and consolidating production into fewer plants. These changes present a number of operational challenges. The accomplishment of these strategic changes will require a significant amount of management’s attention. Any operational missteps during this transition period could cause us to incur unexpected costs or loss of revenue, which could be significant. Our failure to effectively manage this process could have an adverse impact on our results of operations.

     Also, as part of our efforts to bring new and innovative products to consumers, we have invested in certain new processing technologies and, in some cases, new packaging designs. We believe these changes will add value to our portfolio of strategic brands. However, we are subject to operational risk as we bring up new equipment with the new technologies necessary to manufacture these new products. Any significant operational misstep related to these changes could have an adverse impact on our results of operations.

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

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt

     We have substantial debt and other financial obligations and significant unused borrowing capacity. See “ — Liquidity and Capital Resources.”

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

     These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of September 30, 2003:

	Expiration	Notional
Fixed Interest Rates	Date	Amounts

		(In millions)
1.47% to 4.69%	December 2003	$675
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

     The following table summarizes our various interest rate agreements as of December 31, 2002:

	Expiration	Notional
Fixed Interest Rates	Date	Amounts

		(In millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

     We have also entered into interest rate swap agreements that provide hedges for loans under Leche Celta’s term loan. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes these agreements as of September 30, 2003 and December 31, 2002:

Fixed
Interest	Expiration
Rates	Date	Notional Amounts

5.54%	November 2003	9 million euros (approximately $10.5 million as of September 30, 2003 and $9.4 million as of December 31, 2002)

5.6%	November 2004	12 million euros (approximately $14.0 million as of September 30, 2003 and $12.6 million as of December 31, 2002

     We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred approximately $7 million and $20.1 million of additional interest expense, net of taxes, during the quarter and nine months ending September 30, 2003 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

     A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2003, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

     We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

     Attached as exhibits to this quarterly report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

     Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles.

Limitations on the Effectiveness of Controls

     We do not expect that our Disclosure Controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

     Our evaluations of our Disclosure Controls include reviews of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in our SEC filings. In the course of our controls evaluations, we seek to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, are undertaken. Many of the components of our Disclosure Controls are evaluated on an ongoing basis by our Audit Services department. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

     Based upon our most recent controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared.

Part II — Other Information

Item 1. Legal Proceedings

     On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the Securities and Exchange Commission (the “SEC”) indicating that the SEC is considering bringing a civil injunctive action against our company. The notice cites the SEC’s belief that we aided and abetted The Fleming Companies in the improper acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group subsidiary received similar notices. We properly expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have the opportunity to respond in writing to the Wells Notice before the SEC makes a formal decision regarding what action, if any, should be taken. We intend to cooperate fully with the SEC in its investigation and we do not expect this matter to have a material adverse impact on our company.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10	Fourth Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Form 8-K’s

     •     Form 8-K filed November 5, 2003

     •     Form 8-K filed August 7, 2003

     •     Form 8-K filed June 30, 2003

SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Barry A. Fromberg

Barry A. Fromberg
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)
November 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description

10	Fourth Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002