Form 10-K
period 2003-12-31
DEAN FOODS CO/
filed 2004-03-15
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number 001-12755

Dean Foods Company
(Exact name of Registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2003, based on the $31.50 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2003, was approximately $4.75 billion.

      The number of shares of the registrant’s common stock outstanding as of March 10, 2004 was 156,998,652.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 18, 2004 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Business

      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products including, for example: Silk® soymilk; Horizon Organic® dairy products and juices; International Delight® coffee creamers; Marie’s® refrigerated dips and dressings; and Hershey’s® milks and milkshakes. Our Specialty Foods Group is one of the leading pickle processors in the United States and a maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

      Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Segments and Operating Divisions

      In 2003, we had three reportable segments, including the Dairy Group, Morningstar/ White Wave and the Specialty Foods Group. Effective January 1, 2004, we reorganized our former Morningstar Foods division, which has resulted in a new segment reporting structure. See “— Developments Since January 1, 2003.” We now have the following reportable segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group. Our reportable segments and other operating divisions are described below.

     Dairy Group

      Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group. See “— Branded Products Group.”

      The Dairy Group’s sales totaled approximately $7.15 billion in 2003, or approximately 78% of our consolidated 2003 sales. The following charts graphically depict the Dairy Group’s 2003 sales by product and by channel, and indicate the percentage of private label versus branded sales.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, non-dairy coffee creamers, condensed milk and non-dairy dips.

(6)	The Dairy Group’s largest customer is Wal-Mart (including its subsidiaries, such as Sam’s Club), which accounted for 13.4% of the Dairy Group’s 2003 sales.

(7)	Such as restaurants and hotels.

      Products not sold under customer brands are sold under the Dairy Group’s local and regional proprietary or licensed brands, including the following:

Northeast Region(1)	Southeast Region(1)	Midwest Region(1)	Southwest Region(1)

Chug® Dean’s® fitmilk® Garelick Farms® Lehigh Valley® Meadowbrook® Nature’s PrideTM Reiter® Sealtest® (licensed brand) Shenandoah’s Pride® Swiss® Tuscan®	Barbers® Broughton® Chug® Country Delite® Dairy Fresh® Dean’s® Frostbite® Louis Trauth® Mayfield® McArthur® Pet® (licensed brand) PurityTM TG Lee®	Borden® (licensed brand) Chug® Country Charm® Country Fresh® Dean’s® Land O’Lakes® (licensed brand) Melody Farms® Reiter® Schenkel’s All*Star® Verifine®	Adohr Farms®

Alta Dena®

Barbe’s®

Berkeley FarmsTM

Borden® (licensed brand)

Brown’sTM

Chug®

Country Charm®

CreamlandTM

Dairy GoldTM

Dean’s®

ForemostTM (licensed brand)

Gandy’s®

Hygeia®

Meadow Gold®

Model®

Mountain High®

Oak Farms®

Poudre Valley®

Price’sTM

Robinson®

Schepps®

SwissTM

Viva®

(1)	Our Dairy Group operates in a generally decentralized manner organized by geographic region.

      The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. The Dairy Group’s sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.

      Our Dairy Group currently operates 110 manufacturing plants in 35 states. For more information about plants in the Dairy Group, see “— Item 2. Properties.”

      Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products from its plants or distribution branches directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. Our Dairy Group has one of the most extensive refrigerated DSD systems in the United States.

      The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs.

For more information about raw milk pricing in the United States, please see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Cream.” Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to packaging supplies, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.

      The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials and packaging supplies.

      The dairy industry is a mature industry which has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. Since 1990, the dairy industry has experienced significant consolidation led in part by us. Consolidation has tended to lower costs and raise efficiency. However, consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture, per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2002, although total consumption has remained relatively flat over the same period due to population increases. Therefore, sales growth across the industry generally remains modest, profit margins generally remain low and excess manufacturing capacity continues to exist. Many processors, including us, are now placing an increased emphasis on product differentiation and branding, as well as reducing costs, in an effort to increase consumption, sales and margins.

      The dairy industry is highly competitive. Our Dairy Group has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

      For more financial information about our Dairy Group’s recent operations, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.

Branded Products Group

      Our Branded Products Group consists of three distinct operating divisions: White Wave, Horizon Organic and the National Brand Group. Our Branded Products Group develops, markets and sells our portfolio of strategic brands, including Silk® soymilk, Horizon Organic® dairy products, juices and infant formula, International Delight® coffee creamers, Hershey’s® milks and milkshakes, Land O’Lakes® Dairy Ease® and Land O’Lakes® creamers, Marie’s® dips and dressings, The Organic Cow of Vermont® organic milk, Rachel’s OrganicTM organic dairy products (sold in the U.K.), Folgers® Jakada® milk and coffee beverages and Dean’s® dips. The Branded Products Group also sells certain branded products that we do not include in our portfolio of strategic brands.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our strategic brands except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our strategic brands and to maximize our manufacturing efficiency. Effective January 1, 2004, we completed the shift of all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group. We also created the National Brand Group and assigned it the sole responsibility of developing, marketing and selling the former Morningstar Foods’ strategic brands and certain other branded products. These changes have resulted in a new segment reporting structure, which will commence in the first quarter of 2004.

      We acquired Horizon Organic on January 2, 2004. Its financial results will be included in our new Branded Products Group segment beginning with the first quarter of 2004.

      The former Morningstar/ White Wave segment had sales of $1.11 billion in 2003, or approximately 12% of our consolidated 2003 sales. 2003 sales to Morningstar/ White Wave’s largest customer, Wal-Mart (including its subsidiaries), represented 12.8% of Morningstar/ White Wave’s 2003 sales. The following chart graphically depicts our former Morningstar/ White Wave segment’s 2003 sales by product category.

(1)	Includes tofu, tempeh and seitan sold under the White Wave® brand; Silk cultured soy; Morningstar Foods’ frozen pre-whipped topping and frozen creamer operations sold in July 2003; Mocha Mix® non-dairy liquid coffee creamer; Second Nature® egg substitute and Naturally Yours® sour cream.

      For more information about our former Morningstar/ White Wave segment, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.

      White Wave — White Wave markets and sells Silk soymilk, the leading brand of soymilk in the United States; Sun Soy soymilk; Silk cultured soy products; and White Wave branded tofu, tempeh and seitan to a variety of customers across the United States and in several foreign countries, including mass merchandisers, club stores, grocery stores, natural foods stores, convenience stores and foodservice outlets, using its internal sales force and independent brokers. Most of White Wave’s customers purchase products from White Wave either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

      Soymilk and cultured soy are manufactured by blending soymilk concentrate extracted from soybeans with certain proprietary ingredients. White Wave produces soymilk concentrate at three facilities that we own or lease. Due to recent rapid growth in Silk sales, all of White Wave’s extraction facilities were operating at full capacity in 2003. Therefore, in order to meet demand, White Wave purchased approximately 48% of its 2003 soymilk concentrate requirements from third parties. In 2004, we intend to install additional extraction operations in certain of our company-owned plants. Silk products and Sun Soy are processed into finished products at four company-owned plants across the country. White Wave also contracts with various third parties to co-pack Silk products at their plants. White Wave’s tofu, tempeh and seitan products are produced at White Wave’s owned facility in Boulder, Colorado.

      Most of White Wave’s products are delivered by common carrier to customer warehouses, although some of its products are distributed through our Dairy Group’s DSD system.

      The primary raw materials used by White Wave are organic soybeans and organic soybean concentrate. We purchase organic soybeans and organic soybean concentrate from a number of suppliers. Organic soybeans and other raw materials used by White Wave, such as organic sugar, flavorings and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of White Wave’s raw materials are purchased under contracts in order to guarantee supply and to obtain lower costs. The prices of White Wave’s raw materials increase and decrease based on supply and demand.

      White Wave has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, White Wave pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy. White Wave has a leading position in the soy foods category, and particularly the soymilk segment. However, soy foods and soymilk compete with many other beverages and nutritional products for consumer sales, including traditional milk products.

      Horizon — Horizon Organic markets and sells a full-line of branded and private label organic dairy products and juices to retailers across the United States and in the U.K. using its internal sales force and independent brokers. Horizon Organic’s product offerings include milk, cheese, yogurt, butter, sour cream, cottage cheese, pudding, fruit jells, half and half, whipping cream, cream cheese, fruit juice and infant formula. All of Horizon Organic’s products are “certified organic products,” as defined by the USDA’s Organic Regulations.

      Approximately 50% of Horizon Organics’ product offerings are sold under the Horizon Organic brand. Another 6% are sold under our proprietary The Organic Cow of Vermont brand, 25% are sold in the U.K. under our Rachel’s Organic brand and 19% are sold under private labels. We have licensed the Horizon Organic brand to third parties for use on eggs in the United States and on organic dairy products in Japan.

      The majority of Horizon Organic’s fluid dairy products are pasteurized at ultra-high temperatures (“UHT”) and, therefore, they have longer shelf-lives than conventional fluid dairy products.

      Horizon Organic sells most of its products either by purchase order or pursuant to contracts that are generally terminable at will by the customer. Sales of Horizon Organic’s products are slightly seasonal, with sales tending to be higher in the fourth quarter.

      In the United States, Horizon Organic outsources the processing of all of its products to third party processors, including our Dairy Group. In 2003, our Dairy Group manufactured approximately 27% of Horizon Organic’s fluid dairy products. In the U.K., we outsource all production except for organic yogurt, which is processed at our company-owned plant in Aberystwyth, Wales.

      The majority of Horizon Organic’s products are delivered by common carrier to customer warehouses, although some are distributed through third-party distributors or through our Dairy Group’s DSD system.

      The primary raw material used by Horizon Organic is organic raw milk. Organic raw milk is not readily available and the growth of our business will depend on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We currently purchase organic raw milk from a network of over 200 producers across the United States. We generally enter into supply agreements with dairy farmers, with typical terms of one to two years, that obligate us to purchase certain minimum quantities. The minimum price of raw milk is regulated in most parts of the U.S. by the federal government and some states. The prices we pay for organic raw milk, however, generally far exceed the statutory minimums. We also produce certain of our own organic raw milk needs in the U.S. at two organic farms that we own and operate. In the U.K. we source all of our organic raw milk from two farmers’ cooperatives and three independent farmers pursuant to formal supply agreements. Other raw materials used by Horizon Organic, such as organic juice concentrate and sweeteners, in addition to packaging supplies, are generally readily available from several suppliers and we are not dependent on any single supplier for these materials. Certain of these materials are purchased under long-term contracts in order to obtain lower costs. The prices of Horizon Organic’s raw materials increase and decrease based on supply and demand.

      Horizon Organic has numerous competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the products compared to its competitors. Also, in some cases, Horizon Organic pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. Consumer demand for organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of organic foods. Horizon Organic has a leading position in the organic foods industry. However, organic foods compete with many other foods and beverages and nutritional products for consumer sales.

      National Brand Group — Our National Brand Group markets and sells the following brands included in our strategic brand portfolio: International Delight coffee creamers, Hershey’s milks and milkshakes, Land O’Lakes Dairy Ease and Land O’Lakes creamers, Marie’s dips and dressings, Folgers Jakada milk and coffee beverage and Dean’s dips. Other branded products sold by the National Brand Group include Mocha Mix® non-dairy liquid coffee creamer, Naturally YoursTM sour cream and Second Nature® egg substitute. We license the Hershey’s, Land O’Lakes and Folgers names from third parties for use on certain of our products. All of the National Brand Group’s products are manufactured by the Dairy Group.

      The National Brand Group sells its products to a wide variety of retail outlets, foodservice customers and distributors across the United States and in a number of foreign countries through its internal sales force and independent brokers. Most of the National Brand Group’s customers purchase products from the National Brand Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. Sales of the National Brand Group’s products are seasonal, with sales tending to be higher in the fourth quarter.

      Most of the National Brand Group’s products are delivered by common carrier, although some of its products are distributed through our Dairy Group’s DSD system.

      The National Brand Group competes in a number of different product markets and competition is intense in all of its markets. For most of its products, competition to obtain shelf-space with retailers is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, the National Brand Group pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. All of the National Brand Group’s products compete with other food products and beverages for consumer sales.

Specialty Foods Group

      Our Specialty Foods Group is one of the nation’s leading pickle processors, and the largest manufacturer and seller of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages. The Specialty Foods Group’s sales totaled $684.2 million in 2003, or approximately 7.4% of our consolidated 2003 sales. The following charts graphically depict the Specialty Foods Group’s 2003 sales by product category and channel, and indicate the percentage of private label sales versus branded sales:

(1)	Approximately 67% of the Specialty Foods Group’s pickle, relish and pepper products are sold under customer brands, with the remaining 33% sold under our proprietary brands including Atkins®, Cates®, Heifetz®, Nalley’s®, SteinfeldTM, Farmans®, Paramount®, Peter Piper®, Roddenberry® and Schwartz®. Branded products are sold to retailers and private label products are sold to retailers, foodservice customers and in bulk to other food processors.

(2)	In addition to powdered coffee creamers, the Specialty Foods Group also sells shortening powders and other high-fat powder formulas used in baking, beverage mixes, gravies and sauces, and premium and low-fat powdered products. In 2003, all of the Specialty Foods Group’s powdered products were sold under customer brands to retailers, distributors and in bulk to other food companies for use as ingredients in their products.

(3)	Aseptic products are sterilized using a process which allows storage for prolonged periods without refrigeration. Our Specialty Foods Group manufactures aseptic cheese sauces, puddings and nutritional beverages. Our cheese sauces and puddings are sold primarily under private labels to distributors. Aseptic nutritional beverages (which are in the meal supplement, weight loss/ gain and sports categories) are sold entirely under private labels to retailers and distributors.

(4)	Includes shrimp, seafood, tarter, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the Eastern, Midwestern and Southern United States. These products are sold under the Bennett’s® and Hoffman House® brand names.

(5)	Includes mass merchandisers, club stores, convenience stores and grocery stores.

      The Specialty Foods Group’s products are delivered to customers’ stores and warehouses primarily by common carrier. The Specialty Foods Group sells its products through its internal sales force and through independent brokers. Most of the Specialty Foods Group’s customers purchase products from the Specialty Foods Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. Sales of the Specialty Foods Group’s pickle products are generally higher in the second and fourth quarters and sales of its powdered products are generally higher in the fourth quarter.

      Our Specialty Foods Group uses a wide variety of raw materials. The main raw material used by the Specialty Foods Group is cucumbers. The Specialty Foods Group purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange for the control of insects, direct the harvest and, for some crops, provide automated harvesting services. Other raw materials used by the Specialty Foods Group, such as corn syrup, soy bean oil and casein, in addition to packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of the Specialty Foods Group’s raw materials and packaging supplies are purchased under long-term contracts in order to guarantee supply and to obtain lower costs. The prices of the Specialty Foods Group’s raw materials increase and decrease based on supply and demand.

      The Specialty Foods Group produces its products in 11 plants located across the United States. For more information about the Specialty Foods Group’s manufacturing plants, see “— Item 2. Properties.”

      The Specialty Foods Group has several competitors in each of its product markets. For most of Specialty Foods Group’s products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In rare cases, the Specialty Foods Group pays fees to retailers to obtain shelf-space for a particular company-branded product. Competition for consumer sales is based on brand recognition, price, taste preferences, and quality. The Specialty Foods Group also competes with other food and nutritional products for consumer sales.

      For more information about our Specialty Foods Group segment, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.

International Group

      Our International Group manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal. The International Group’s sales totaled $244.9 million in 2003, or approximately 2.6% of our consolidated sales.

      The following charts graphically depict the International Group’s 2003 sales by product category and channel, and indicate the percentage of private label sales versus company branded sales.

(1)	All of our International Group’s milk and cream are pasteurized at ultra-high temperatures, which is referred to in the industry as “UHT.”

(2)	Our International Group’s largest customers are Distribución Internacional de Alimentación S.A., Lidl Supermercados S.A. and Eroski Sociedad Cooperativa, which accounted for approximately 14%, 12% and 12%, respectively, of the International Group’s 2003 sales.

(3)	Including our proprietary Celta® and Campobueno® brands.

      Our International Group manufactures its products in four plants located in the Galicia and Cantabria regions of Spain. For more information about our International Group plants, see “— Item 2. Properties.” We are currently building a fifth plant, located in Alpiarca, Portugal, which we expect to commence operations in the third quarter of 2004. Our International Group operates its business primarily from its headquarters located in Pontedeume, Galicia.

      The long shelf-life of our International Group’s UHT fluid milk products allows delivery by common carrier. Most of the International Group’s customers purchase its products either by purchase order or by contracts that are generally terminable at will by the customer. Our International Group’s sales are slightly seasonal, with sales tending to be lower in the third quarter.

      The primary raw material used by our International Group is raw milk. We purchase our raw milk from farmers’ cooperatives and other intermediaries pursuant to formal and informal contractual arrangements. Raw milk production volume is regulated by European Union quotas which sometimes limit the availability of raw milk to processors. The price of raw milk is defined solely by supply and demand and can fluctuate widely. Our International Group purchases its packaging materials from two leading suppliers. Packaging materials represent a significant portion of our International Group’s raw material costs and are purchased under long-term contracts in order to obtain lower costs.

      The Iberian fluid dairy market, which includes Spain and Portugal, is characterized by relatively high per capita consumption and the UHT “brick pack” format dominates the industry. The combination of these factors makes the Iberian region one of the largest UHT markets in the world. The Iberian fluid dairy market has been characterized over the past 20 years by slow growth in the core products and faster growth for value-added products such as nutritionally enriched milks. The Iberian fluid dairy industry is highly competitive, with leading companies investing heavily in innovation and branding. The industry has undergone significant consolidation in the past 5 to 10 years leading to the emergence of several national brands, including our Celta® brand. Our International Group competes with all the leading fluid dairy processors operating in the Iberian region. Competition between dairy processors for private label business has intensified recently as a result of retailer consolidation, and is based primarily on price, service and quality. Competition for branded sales to consumers is based on a number of factors, including brand recognition, price and quality.

Current Business Strategy

      We are focused on consistently creating and maximizing shareholder value primarily through the following strategies:

Investing in Our Brands

      We believe that investing in our brands is key to growing our sales and our profitability. In 2004, we intend to spend approximately $210 million marketing the strategic brands of our Branded Products Group, with an emphasis on our largest and most successful brands: Silk, Horizon Organic, International Delight and Hershey’s. In addition, during 2004 we expect to spend approximately $50 million marketing our regional Dairy Group brands.

Rationalizing Our Operations

      An important part of our strategy is reducing costs and ensuring that our resources are properly aligned with our strategic direction. Therefore, in 2004 we intend to continue (i) rationalizing production between manufacturing facilities and realigning Dairy Group delivery routes, (ii) closing facilities with overlapping markets or excess capacity, and (iii) eliminating duplicative administrative functions.

Investing Our Cash

      Our company generates a significant amount of cash flow from operating activities. In addition to investing in our brands, we intend to invest our capital where we believe returns are greatest, which could include acquisitions in our core lines of business, repurchases of our stock and/or reductions of indebtedness.

Developments Since January 1, 2003

Acquisitions and Divestitures

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We intend to shift the manufacturing of substantially all of Ross Swiss Dairies’ product needs into our southern California plants in 2004. We paid approximately $20 million for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation that we did not already own. Horizon Organic Holding Corporation had sales of approximately $214 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic Holding Corporation as a result of investments made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s dairy products. We also distributed Horizon Organic’s products in several parts of the country. Over time, we intend to increase the percentage of Horizon Organic’s manufacturing that is done in our plants, which we believe will lower its manufacturing costs. We also believe that we can achieve greater distribution for Horizon Organic’s products by leveraging our Dairy Group’s DSD system. Horizon Organic is the leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of strategic brands. The purchase price for the 87% of Horizon Organic that we did not already own was approximately $216 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. We also repaid approximately $40 million of borrowings under Horizon Organic’s former credit facilities. Beginning with the first quarter of 2004, Horizon Organic’s financial results will be reported in our Branded Products Group segment.

      On December 24, 2003, our Specialty Foods Group acquired the “Cremora®” branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. Cremora is the first branded powdered coffee creamer offering for Specialty Foods. The Cremora brand had sales of approximately $15.8 million for the 12 months ended June 30, 2003. We purchased the Cremora business from Eagle Family Foods for a purchase price of approximately $12.6 million, all of which was funded using borrowings under our senior credit facility.

      On October 15, 2003, we acquired Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler’s product line consists primarily of private label ultra-pasteurized ice cream mixes, creamers and creams, sold primarily in the foodservice channel. From the time of the acquisition through the end of 2003, Kohler was part of our former Morningstar/White Wave segment. Effective January 1, 2004, Kohler became part of our Dairy Group, along with all of Morningstar Foods’ other private label and manufacturing operations. The acquisition of Kohler increased the Dairy Group’s UHT processing capacity, which we need to meet the expanding needs of our Branded Products Group. Kohler had net sales of approximately $187.5 million for the 12 months ended August 31, 2003 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. We paid approximately $158.6 million for the purchase of Kohler, all of which was funded using borrowings under our receivables-backed facility.

      On July 31, 2003, our Morningstar/White Wave segment sold its frozen pre-whipped topping and frozen coffee creamer operations for cash proceeds of approximately $90 million, all of which was used to reduce indebtedness. The divested operations were our only operations with frozen warehouse distribution, and we sold it in order to more closely align our financial and management resources with our strategic direction and expertise.

      On June 9, 2003, our Dairy Group acquired Melody Farms, LLC. Melody Farms, which is now a part of the Midwest region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan, that produces fluid dairy and ice cream products from two plants in Michigan. Our acquisition of Melody Farms expands our distribution reach and allows us to better serve our customers in the Michigan area. Melody Farms had net sales of approximately $116 million during the 12 months ended March 31, 2003. We paid approximately $52.7 million for Melody Farms, all of which was funded using borrowings under our receivables-backed facility.

Organizational Changes

      In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division as part of a company-wide effort to sharpen our focus on our strategic brands and to maximize our manufacturing efficiency. We shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to our Dairy Group. We then created the National Brand Group and assigned it the sole responsibility of developing, marketing and selling Morningstar Foods’ nationally branded products. The reorganization was completed effective January 1, 2004. The National Brand Group is part of our Branded Products Group segment.

Rationalization Activities

      As part of our overall integration and cost reduction strategy, we closed or announced the closure of five Dairy Group facilities in 2003 and reduced (or intend to reduce) our workforce accordingly. We also restructured certain administrative functions in the Northeast and Midwest regions of our Dairy Group, in addition to Morningstar Foods.

      We incurred expenses of approximately $11.8 million during 2003 related to these plant closings and reorganizations. These charges included the following costs:

•	Workforce reduction costs, which were charged against our earnings in the period that the plan was established in detail and employee severance and benefits had been appropriately communicated;

•	Shutdown costs, including those costs necessary to prepare facilities for re-sale or closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities no longer used in operations. The impairments related primarily to owned building, land and equipment at the facilities that were written down to their estimated fair value and sold or marketed for sale.

      See Note 15 to our Consolidated Financial Statements.

Branded Product Initiatives

      Our nationally branded products were a significant focus for us in 2003. We spent approximately $188 million marketing and gaining additional distribution for our strategic brands during 2003. Unit sales of our strategic brands increased by more than 27% in 2003, on a pro forma basis as if White Wave had been owned for all of 2002. Some highlights of our 2003 branded product initiatives included the following:

      International Delight Coffee Creamers — In the first half of 2003, we launched the national rollout of International Delight in its newly designed plastic pint bottle, and in the second half of the year we introduced International Delight in a quart-sized plastic bottle. In the first quarter of 2004, we introduced two flavors of International Delight with a low-carb formulation.

      Silk Soymilk — In the first quarter of 2003, we announced that White Wave had entered into a three-year agreement with Starbucks pursuant to which, beginning in the summer of 2003, Silk became the exclusive soymilk used in handcrafted beverages in all Starbucks locations throughout the United States. Single-serve bottles of Silk are also sold separately in certain Starbucks locations. In the fourth quarter of 2003, White Wave launched five new Silk product offerings, including 128-ounce plain, vanilla, very vanilla, unsweetened and enhanced.

      Marie’s Dressings — At the end of the first quarter of 2003, Marie’s dressings were re-launched nationally in a newly redesigned oval jar. Historically, Marie’s dressings were sold in different packages and pack sizes in different parts of the country because rights to the brand had been licensed to another processor in the western United States. In 2002, we purchased all outstanding rights to the Marie’s brand and became the sole owner, marketer and distributor of the brand. In addition to the 2003 packaging change, the brand was supported with increased marketing and focus on new distribution.

      Hershey’s — A strawberry milkshake was added to the Hershey’s product line in 2003.

Stock Split

      On May 7, 2003, our Board of Directors declared a three-for-two split of our common stock, which entitled shareholders of record on May 23, 2003 to receive an additional half share of common stock for each share held on that date. The new shares were issued after the market closed on June 9, 2003. All of the share numbers in this Annual Report on Form 10-K have been adjusted for all periods to reflect the stock split.

TIPES

      In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). We originally issued $600 million of TIPES in a private placement in 1998. The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all outstanding TIPES elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Accordingly, during the second quarter of 2003, we issued a total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. There are no remaining TIPES outstanding.

Stock Buyback

      During 2003, we spent approximately $185.5 million to repurchase 6.7 million shares of our common stock for an average purchase price of $27.82 per share. At March 10, 2004, approximately $114.6 million remained available under our current authorization.

Amendment to Credit Facility

      During the third quarter of 2003, we amended our senior credit facility to (1) lower the interest rates, (2) increase the available amount of the revolver from $800 million to $1 billion, (3) increase the principal balance of the Tranche A term loan from $765 million to $1 billion, (4) lower the principal balance of the Tranche B term loan (which bears a higher interest rate than the Tranche A term loan) from $990 million to $750 million, (5) fix the leverage ratio requirement at 3.75 to 1, and (6) make certain other financial covenant changes. In December 2003, we amended our senior credit facility again to (1) provide for borrowings in euros up to $200 million under the existing $1 billion revolver, and (2) amend the leverage ratio to 4 to 1 through March 31, 2005.

Employees

      As of December 31, 2003 we had the following employees:

	No. of	% of
	Employees	Total

Dairy Group	22,624	82.4%
Morningstar/ White Wave	2,541	9.3
Specialty Foods Group	1,880	6.8
International	255	0.9
Corporate	166	0.6

Total	27,466	100.0%

      9,360, or approximately 41%, of the Dairy Group’s employees and 970, or approximately 52%, of the Specialty Foods Group’s employees are members of labor unions.

Government Regulation

     Public Health

      As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations,

•	specifies the standards of identity for certain foods, including many of the products we sell, and

•	prescribes the format and content of certain information required to appear on food product labels.

      In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are also subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

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

     Environmental Regulations

      We are subject to various environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an “extremely” hazardous substance pursuant to U.S. federal environmental laws due to its toxicity. Also, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our subsidiaries are required to pay wastewater surcharges or to construct waste water pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our Consolidated Financial Statements.

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

     Milk Industry Regulation

      The federal government establishes minimum prices that we must pay to producers in federally regulated areas for raw milk. Raw milk contains primarily raw skim milk, in addition to a small percentage of butterfat. The federal government establishes separate minimum prices for raw skim milk and butterfat. Raw milk delivered to our facilities is tested to determine the percentage of butterfat, and we pay our suppliers separate prices for the raw skim milk and butterfat based on the results of these tests.

      The federal government’s minimum prices are calculated by economic formula based on supply and demand and vary depending on the processor’s geographic location and the type of product manufactured using the raw product. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for butterfat and raw skim milk that is processed into milk) and Class II raw skim milk prices (which are the prices we are required to pay for raw skim milk that is processed into products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government by the 23rd day of the immediately preceding month. Class II butterfat prices for each month are announced on or before the fifth day after the end of that month.

      Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also pay producer premiums, procurement costs and other related charges that vary by location and vendor. A few states also have retail pricing requirements.

      In Spain, the government has established a quota system regulating the amount of milk that can be sold by individual farmers and farm cooperatives, which affects the prices we pay for raw milk.

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

      In April 1996, we completed our initial public offering (under our former name: “Suiza Foods Corporation”). Initially our common stock was traded in the Nasdaq National Market. In January 1997, we completed a second public offering. Our common stock began trading on the New York Stock Exchange in March 1997 under the symbol “SZA.” Our common stock continues to trade on the New York Stock Exchange, now under the symbol “DF.”

      In August 1997, we acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers, in connection with our acquisition of a dairy company related to Franklin Plastics. We then began acquiring other companies in the plastic container business.

      In November 1997, we bought Morningstar Foods Inc., which greatly expanded our branded and value-added product lines. See “— Segments and Operating Divisions — Branded Products Group” for more information about Morningstar Foods.

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

      Effective January 1, 2000, we completed the acquisition of Southern Foods Group, L.P., the third largest dairy processor in the United States at the time of the acquisition. As a result of that transaction, we greatly expanded the geographic reach of our Dairy Group and became the largest fluid dairy company in the United States. See “— Segments and Operating Divisions — Dairy Group” for more information about our Dairy Group. The Southern Foods transaction was completed through a joint venture with Dairy Farmers of America (“DFA”), the nation’s largest dairy farmers’ cooperative, pursuant to which DFA obtained a 33.8% interest in our Dairy Group.

      In February 2000, we entered the European dairy industry by purchasing Leche Celta, one of the largest dairy processors in Spain. See “— Segments and Operating Divisions — International Group” for more information about our international operations.

      On December 21, 2001, we acquired Dean Foods Company (“Legacy Dean”). As a result, we are now one of the leading food and beverage companies in the United States. In connection with that transaction, we purchased the 33.8% minority interest in our Dairy Group held by DFA in exchange for cash, the operations of 11 plants that we were required to divest in connection with the Legacy Dean acquisition and certain other consideration. Also on December 21, 2001, immediately after we completed the acquisition of Legacy Dean, Legacy Dean changed its name to Dean Holding Company and we changed our name from Suiza Foods Corporation to Dean Foods Company.

      In May 2002, we bought the portion of White Wave, Inc., maker of Silk soy products, that we did not already own, and in January 2004, we bought the portion of Horizon Organic Holding Company, which markets Horizon Organic dairy and dairy-related products, that we did not already own. See Notes 2 and 22 to our Consolidated Financial Statements. Both of these acquisitions significantly expanded our portfolio of strategic brands.

Minority Holdings

      We own an approximately 40% interest in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through an approximately 55% ownership interest. The remaining approximately 5% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control 2 of the 7 seats on CCC’s Management Committee. We have also entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2003, we spent approximately $167.9 million on products purchased from CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov.

      We also own an approximately 16% interest in Momentx, Inc., the owner and operator of dairy.com, an online vertical exchange focused on bringing farmers, farm cooperatives, processors and manufacturers together in an electronic marketplace for the exchange of goods and services, supply chain efficiency tools and dairy farm optimization tools. The remaining interests in Momentx, Inc. are owned by various other dairy processing companies, dairy cooperatives and certain other individual investors who are not affiliated with us. Pursuant to existing shareholder agreements, the founding stockholders, of which we are one, are entitled collectively to elect four of the seven seats on Momentx, Inc.’s Board of Directors. Gregg Engles, our Chairman of the Board and Chief Executive Officer, is currently Chairman of the Board of Momentx, Inc. We are also a user of dairy.com’s services and in 2003 we spent approximately $0.6 million on services purchased from Momentx, Inc.

      See Note 3 to our Consolidated Financial Statements for more information about our investments in CCC and Momentx, Inc.

Where You Can Get More Information

      Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Legacy Dean, which is now known as Dean Holding Company and is a wholly-owned subsidiary of ours, also files annual, quarterly and current reports with the Securities and Exchange Commission.

      You may read and copy any reports, statements or other information that we or Dean Holding Company file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

      We file our reports with the Securities and Exchange Commission electronically via the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system (“EDGAR”). The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission via EDGAR. The address of this Internet site is http://www.sec.gov.

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

      Our Code of Ethics, which is applicable to all of our employees and directors, is available on our corporate website at www.deanfoods.com, together with the Corporate Governance Principles of our Board of Directors and the charters of all of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. If you would like hard copies of any of these documents, or of any of our filings with the Securities and Exchange Commission, write or call us at:

Dean Foods Company
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
Attention: Investor Relations

Item 2.     Properties

Dairy Group

      Our Dairy Group currently conducts its manufacturing operations from the following plants, most of which are owned:

	Number
Region	of Plants	Locations of Plants

Northeast	15	• Bangor, Maine
		• Lynn, Massachusetts
		• Franklin, Massachusetts
		• Mendon, Massachusetts
		• Burlington, New Jersey
		• Union, New Jersey
		• Rensselaer, New York
		• Akron, Ohio
		• Belleville, Pennsylvania
		• Erie, Pennsylvania
		• Lansdale, Pennsylvania
		• Lebanon, Pennsylvania
		• Schuylkill Haven, Pennsylvania
		• Sharpsville, Pennsylvania
		• Springfield, Virginia
Southeast	20	• Birmingham, Alabama (2)
		• Louisville, Kentucky
		• Newport, Kentucky
		• Orange City, Florida
		• Orlando, Florida
		• Miami, Florida
		• Braselton, Georgia
		• Hickory, North Carolina
		• Winston-Salem, North Carolina
		• Wilkesboro, North Carolina
		• Marietta, Ohio
		• Toledo, Ohio
		• Florence, South Carolina
		• Spartanburg, South Carolina
		• Athens, Tennessee
		• Kingsport, Tennessee
		• Nashville, Tennessee (2)
		• Portsmouth, Virginia
Midwest	20	• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• O’Fallon, Illinois
		• Rockford, Illinois
		• Huntington, Indiana

	Number
Region	of Plants	Locations of Plants

		• Rochester, Indiana
		• Detroit, Michigan
		• Evart, Michigan
		• Flint, Michigan
		• Grand Rapids, Michigan (2)
		• Lansing, Michigan
		• Livonia, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Bismarck, North Dakota
		• Springfield, Ohio
		• Sioux Falls, South Dakota
		• Sheboygan, Wisconsin
Southwest	40	• Buena Park, California (2)
		• City of Industry, California
		• Fullerton, California
		• Hayward, California
		• Riverside, California
		• Tulare, California
		• San Leandro, California
		• Delta, Colorado
		• Denver, Colorado (3)
		• Englewood, Colorado
		• Greeley, Colorado
		• Honolulu, Hawaii
		• Hilo, Hawaii
		• Boise, Idaho
		• Pocatello, Idaho
		• New Orleans, Louisiana
		• Shreveport, Louisiana
		• Westwego, Louisiana
		• Billings, Montana
		• Great Falls, Montana
		• Kalispell, Montana
		• Lincoln, Nebraska
		• Reno, Nevada
		• Albuquerque, New Mexico (2)
		• Tulsa, Oklahoma
		• Dallas, Texas (2)
		• El Paso, Texas
		• Houston, Texas
		• Lubbock, Texas
		• McKinney, Texas
		• San Antonio, Texas

	Number
Region	of Plants	Locations of Plants

		• Sulphur Springs, Texas
		• Waco, Texas
		• Orem, Utah
		• Salt Lake City, Utah
Morningstar Manufacturing	15	• City of Industry, California (2)
		• Gustine, California
		• Newington, Connecticut
		• Jacksonville, Florida
		• Thornton, Illinois
		• Murray, Kentucky
		• Frederick, Maryland
		• White Bear Lake, Minnesota
		• New Delhi, New York
		• Sulphur Springs, Texas (2)
		• Mt. Crawford, Virginia
		• Madison, Wisconsin
		• Richland Center, Wisconsin

      Each of the Dairy Group’s manufacturing plants also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches located across the country, some of which are owned but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.

Branded Products Group

      White Wave, which is part of our Branded Products Group segment, currently owns or leases the following properties:

•	Boulder, Colorado – tofu manufacturing plant
•	Jacksonville, Florida – extraction facility
•	Bridgeton, New Jersey – extraction facility
•	Cedar City, Utah – extraction facility

      White Wave’s corporate headquarters are located in leased premises in Boulder, Colorado.

      Horizon Organic Holding Corporation, also part of our Branded Products Group segment, owns or leases the following properties:

•	(near) Paul, Idaho – organic dairy farm
•	Kennedyville, Maryland – organic dairy farm
•	Wilton, California – farm land
•	Aberystwyth, Wales – office and production space

      Horizon Organic Holding Corporation’s corporate headquarters are located in leased premises in Longmont, Colorado.

      The National Brand Group’s corporate headquarters are located in leased premises in Dallas, Texas.

Specialty Foods Group

      Our Specialty Foods Group segment currently conducts its manufacturing operations from plants in the following locations, all but one of which are owned:

•	LaJunta, Colorado
•	New Hampton, Iowa
•	Chicago, Illinois
•	Dixon, Illinois
•	Pecatonica, Illinois
•	Plymouth, Indiana
•	Benton Harbor, Michigan
•	Wayland, Michigan
•	Faison, North Carolina
•	Portland, Oregon
•	Green Bay, Wisconsin

      The Specialty Foods Group’s headquarters are located at its plant in Green Bay, Wisconsin.

International Group

      Our International Group currently manufactures its products from plants in the following locations, all of which are owned:

•	Pontedeume, Galicia
•	Meira, Galicia
•	Meruelo, Cantabria
•	Escairón, Galicia

      The International Group’s headquarters are located in owned premises in Pontedeume, Galicia.

Corporate

      Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

Item 3.     Legal Proceedings

      On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the staff of the Securities and Exchange Commission (the “SEC”) informing us that the staff was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cites the staff’s belief that we aided and abetted The Fleming Companies in Fleming’s acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group received similar notices. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have cooperated fully in the investigation, and we are currently engaged in settlement discussions with the staff. We do not expect the investigation or a settlement thereof to have a material adverse impact on our company.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted by us during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Our Common Stock and Related Matters

      Our common stock began trading on the Nasdaq National Market on April 17, 1996, and continued trading on the Nasdaq until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol “SZA.” We changed our trading symbol to “DF” effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 10, 2004, there were approximately 6,200 record holders of our common stock.

	High	Low

2002:
First Quarter	$25.28	$20.35
Second Quarter	25.67	23.57
Third Quarter	26.52	18.61
Fourth Quarter	26.81	23.60
2003:
First Quarter	28.98	24.76
Second Quarter	31.50	28.41
Third Quarter	33.52	27.96
Fourth Quarter	33.25	30.01
2004:
First Quarter (through March 10, 2004)	36.86	31.15

      We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to cover working capital fluctuations and to fund capital expenditures, scheduled debt repayments, stock buybacks and acquisitions and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our senior credit facility contains certain restrictions on our ability to pay cash dividends. See “— Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.

Item 6.     Selected Financial Data

      The following selected financial data as of and for each of the five years in the period ended December 31, 2003 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31

	2003	2002(1)	2001(1)	2000(1)	1999(1)

	(Dollars in thousands except share data)
Operating data:
Net sales(2)	$9,184,616	$8,991,464	$5,974,555	$5,499,712	$4,224,620
Cost of sales	6,808,207	6,642,773	4,574,258	4,150,170	3,304,473

Gross profit	2,376,409	2,348,691	1,400,297	1,349,542	920,147
Operating costs and expenses:
Selling and distribution	1,345,065	1,321,763	794,937	756,445	468,517
General and administrative	317,342	337,496	176,642	174,353	139,175
Amortization of intangibles(3)	4,949	7,775	51,361	49,776	35,849
Plant closing, merger and other costs	11,787	19,050	9,550	2,747	11,185
Other operating (income) expense(4)	(68,719)		(17,306)	7,500

Total operating costs and expenses	1,610,424	1,686,084	1,015,184	990,821	654,726

Operating income	765,985	662,607	385,113	358,721	265,421
Other (income) expense:
Interest expense, net(5)	181,134	197,685	103,820	99,329	45,764
Financing charges on trust issued preferred securities	14,164	33,578	33,581	33,595	38,584
Equity in (earnings) losses of unconsolidated affiliates	(244)	7,899	23,620	(11,453)	(2,630)
Other (income) expense, net	(2,625)	2,660	4,817	(233)	(511)

Total other expense	192,429	241,822	165,838	121,238	81,207

Income from continuing operations before income taxes	573,556	420,785	219,275	237,483	184,214
Income taxes	217,853	152,988	80,160	92,489	74,254
Minority interest in earnings(6)		46	31,431	29,911	8,813

Income from continuing operations	355,703	267,751	107,684	115,083	101,147
Loss on sale of discontinued operations, net of tax		(8,231)
Income from discontinued operations, net of tax		879	3,592	3,636	8,584

Income before cumulative effect of accounting change	355,703	260,399	111,276	118,719	109,731
Cumulative effect of accounting change, net of tax		(84,983)	(1,446)

Net income	$355,703	$175,416	$109,830	$118,719	$109,731

Basic earnings per common share:
Income from continuing operations	$2.45	$1.98	$1.28	$1.36	$1.02
Income (loss) from discontinued operations		(.05)	.04	.04	.09
Cumulative effect of accounting change		(.63)	(.02)

Net income	$2.45	$1.30	$1.30	$1.40	$1.11

Diluted earnings per common share:
Income from continuing operations	$2.27	$1.77	$1.17	$1.24	$.97
Income (loss) from discontinued operations		(.05)	.03	.03	.07
Cumulative effect of accounting change		(.51)	(.01)

Net income	$2.27	$1.21	$1.19	$1.27	$1.04

Average common shares:
Basic	145,201,412	135,031,274	84,454,194	84,585,129	98,583,654

Diluted	160,695,670	163,163,904	110,676,222	110,013,792	128,575,476

Other data:
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	3.53x	2.78x	2.86x	2.68x	3.79x
Balance sheet data (at end of period):
Total assets	$6,992,536	$6,582,266	$6,691,897	$3,780,478	$2,658,922
Long-term debt(8)	2,791,514	2,727,924	3,068,497	1,353,269	712,068
Other long-term liabilities	279,823	312,110	196,189	53,753	53,782
Mandatorily redeemable convertible trust issued preferred securities		585,177	584,605	584,032	683,505
Total stockholders’ equity	2,542,813	1,643,293	1,475,880	598,832	583,972

(1)	Balances for 1999 through 2002 have been adjusted to remove our Puerto Rico operations which have been reclassified as discontinued operations.

(2)	Net sales have been restated to reflect the adoption of EITF Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” The net effect was to decrease net sales by $33.7 million, $29.9 million and $22.2 million in 2001, 2000 and 1999, respectively.

(3)	On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for periods prior to 2002 have not been restated.

(4)	Results for 2003 include a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen coffee creamer operations and a gain of $2.5 million related to the divestiture of 11 plants in 2001. Results for 2001 include a gain of $47.5 million on the divestiture of 11 plants offset by an expense of $28.5 million resulting from a payment to a supplier as consideration for modifications to an agreement and an impairment charge of $1.7 million on a water plant. Results in 2000 include litigation settlement costs of $7.5 million.

(5)	Results for 2001 and 2000 have been restated to reflect the adoption of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Gains and losses that were previously recorded as extraordinary items related to the early extinguishment of debt, which were a $7.3 million loss in 2001 and a $7.7 million gain in 2000, have been reclassified to interest expense. There was no effect on net income.

(6)	In December 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s 33.8% stake in our Dairy Group.

(7)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(8)	Includes amounts outstanding under subsidiary lines of credit and the current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products including, for example: Silk soymilk; Horizon Organic dairy products and juices; International Delight coffee creamers; Marie’s refrigerated dips and dressings; and Hershey’s milks and milkshakes. Our Specialty Foods Group is one of the leading pickle processors in the United States and a maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

     Segments and Operating Divisions

      In 2003, we had three reportable segments, including the Dairy Group, Morningstar/ White Wave and the Specialty Foods Group. Effective January 1, 2004, we reorganized our former Morningstar Foods division, which has resulted in a new segment reporting structure. We now have the following reportable segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group. Our reportable segments and other operating divisions are described below.

      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 78% of our 2003 consolidated sales. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we have one of the most extensive DSD systems in the United States.

      Branded Products Group — Our Branded Products Group develops, markets and sells our portfolio of strategic brands, including Silk soymilk, Horizon Organic dairy products, juices and infant formula, International Delight coffee creamers, Hershey’s milks and milkshakes, Land O’Lakes Dairy Ease and Land O’Lakes creamers, Marie’s dips and dressings, The Organic Cow of Vermont organic milk, Rachel’s Organic organic dairy products (sold in the U.K.), Folgers Jakada milk and coffee beverage and Dean’s dips. Our Branded Products Group consists of three distinct operating divisions: the National Brand Group, White Wave and Horizon Organic.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our strategic brands except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our strategic brands and to maximize our manufacturing efficiency. Effective January 1, 2004, we completed the shift of all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group. We also created the National Brand Group and assigned it the sole responsibility of developing, marketing and selling the former Morningstar Foods’ strategic brands, which include International Delight coffee creamers, Hershey’s milks and milkshakes, Land O’Lakes Dairy Ease and Land O’Lakes creamers, Marie’s dips and dressings, Folgers Jakada milk and coffee beverage and Dean’s dips. Other branded products sold by the National Brand Group include Mocha Mix® non-dairy liquid coffee creamer, Naturally YoursTM sour cream and Second Nature® egg substitute. We license the Hershey’s, Land O’Lakes and Folgers names from third parties for use on certain of our products.

      White Wave markets and sells Silk soymilk, the leading brand of soymilk in the United States; Sun Soy soymilk; Silk cultured soy products; and White Wave branded tofu, tempeh and seitan to a variety of customers across the United States and in several foreign countries, including mass merchandisers, club stores, grocery stores, natural foods stores, convenience stores and foodservice outlets, using its internal sales force and independent brokers.

      Horizon Organic, which we acquired on January 2, 2004, markets and sells a full-line of branded and private label organic dairy products and juices to retailers across the United States and in the U.K. using its internal sales force and independent brokers, under the Horizon Organic, The Organic Cow of Vermont, and Rachel’s Organic brands. All of Horizon Organic’s products are “certified organic products,” as defined by the USDA’s Organic Regulations.

      Specialty Foods Group — Our Specialty Foods Group is one of the nation’s leading pickle processors, and the largest manufacturer and seller of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages.

      International Group — Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal.

     Current Business Strategy

      We are focused on consistently creating and maximizing shareholder value primarily through the following strategies:

      Investing in Our Brands — We believe that investing in our brands is key to growing our sales and our profitability. In 2004, we intend to spend approximately $210 million marketing the strategic brands of our Branded Products Group, with an emphasis on our largest and most successful brands: Silk, Horizon Organic, International Delight and Hershey’s. In addition, during 2004 we expect to spend approximately $50 million marketing our regional Dairy Group brands.

      Rationalizing Our Operations — An important part of our strategy is reducing costs and ensuring that our resources are properly aligned with our strategic direction. Therefore, in 2004 we intend to continue (i) rationalizing production between manufacturing facilities and realigning Dairy Group delivery routes, (ii) closing facilities with overlapping markets or excess capacity, and (iii) eliminating duplicative administrative functions.

      Investing Our Cash — Our company generates a significant amount of cash flow from operating activities. In addition to investing in our brands, we intend to invest our capital where we believe returns are greatest, which could include acquisitions in our core lines of business, repurchases of our stock and/or reductions of indebtedness.

     Developments Since January 1, 2003

      Acquisitions and Divestitures — On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We intend to shift the manufacturing of substantially all of Ross Swiss Dairies’ product needs into our southern California plants in 2004. We paid approximately $20 million for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation that we did not already own. Horizon Organic Holding Corporation had sales of approximately $214 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic Holding Corporation as a result of investments made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We intend to increase that percentage over time. We also distribute

Horizon Organic’s products in several parts of the country. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of strategic brands. The purchase price for the 87% of Horizon Organic that we did not already own was approximately $216 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. We also repaid approximately $40 million of borrowings under Horizon Organic’s former credit facilities. Beginning in the first quarter of 2004, Horizon Organic’s financial results will be reported in our Branded Products Group segment.

      On December 24, 2003, our Specialty Foods Group acquired the “Cremora®” branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. The Cremora brand had sales of approximately $15.8 million for the 12 months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under our senior credit facility.

      On October 15, 2003, we acquired Kohler Mix Specialties, Inc., whose product line consists primarily of private label ultra-pasteurized ice cream mixes, creamers and creams, sold primarily in the foodservice channel. From the time of the acquisition through the end of 2003, Kohler was part of our former Morningstar/ White Wave segment. Effective January 1, 2004, Kohler became part of our Dairy Group, along with all of Morningstar Foods’ other private label and manufacturing operations. Kohler had net sales of approximately $187.5 million for the 12 months ended August 31, 2003. We paid approximately $158.6 million for the purchase of Kohler, all of which was funded using borrowings under our receivables-backed facility.

      On July 31, 2003, our Morningstar/ White Wave segment sold its frozen pre-whipped topping and frozen coffee creamer operations for cash proceeds of approximately $90 million, all of which was used to reduce indebtedness. The divested operations were our only operations with frozen warehouse distribution, and we sold it in order to more closely align our financial and management resources with our strategic direction and expertise.

      On June 9, 2003, our Dairy Group acquired Melody Farms, LLC, a regional dairy processor based in Livonia, Michigan. Melody Farms had net sales of approximately $116 million during the 12 months ended March 31, 2003. We paid approximately $52.7 million for Melody Farms, all of which was funded using borrowings under our receivables-backed facility.

      Plant Closing and Rationalization Activities — As part of our overall integration and cost reduction strategy, we closed or announced the closure of five Dairy Group facilities in 2003 and reduced (or intend to reduce) our workforce accordingly. We also restructured certain administrative functions in the Northeast and Midwest regions of our Dairy Group, in addition to Morningstar Foods.

      Branded Product Initiatives — Our nationally branded products were a significant focus for us in 2003. We spent approximately $188 million marketing and gaining additional distribution for our strategic brands during 2003.

      TIPES — In three separate transactions during the second quarter of 2003, we called for redemption all of our trust-issued preferred securities (“TIPES”). The TIPES were convertible at the option of the holders, at any time, into shares of our common stock and were redeemable, at our option, at any time at specified premiums. In response to our three announced redemption transactions, holders of more than 99% of all outstanding TIPES elected to convert their TIPES into shares of our common stock rather than receive the cash redemption price. Accordingly, during the second quarter of 2003, we issued a total of approximately 23 million shares of common stock to holders of TIPES in lieu of cash redemption payments, and we paid approximately $2.4 million in cash to holders who did not elect to convert. There are no remaining TIPES outstanding.

      Stock Buyback — During 2003, we spent approximately $185.5 million to repurchase 6.7 million shares of our common stock for an average purchase price of $27.82 per share. At March 10, 2004, approximately $114.6 million remained available under our current authorization.

Results of Operations

      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31

	2003		2002		2001

	Dollars	Percent	Dollars	Percent	Dollars	Percent

			(Dollars in thousands)
Net sales	$9,184,616	100.0%	$8,991,464	100.0%	$5,974,555	100.0%
Cost of sales	6,808,207	74.1	6,642,773	73.9	4,574,258	76.6

Gross profit	2,376,409	25.9	2,348,691	26.1	1,400,297	23.4
Operating costs and expenses:
Selling and distribution	1,345,065	14.6	1,321,763	14.7	794,937	13.3
General and administrative	317,342	3.5	337,496	3.7	176,642	2.9
Amortization of intangibles	4,949	0.1	7,775	0.1	51,361	0.9
Plant closing and rationalization costs	11,787	0.1	19,050	0.2	9,550	0.2
Other operating (income) expense	(68,719)	(0.7)			(17,306)	(0.3)

Total operating costs and expenses	1,610,424	17.6	1,686,084	18.7	1,015,184	17.0

Total operating income	$765,985	8.3%	$662,607	7.4%	$385,113	6.4%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 2% to $9.18 billion during 2003 from $8.99 billion in 2002. Net sales by segment are shown in the table below.

	Net Sales

	2003	2002	$ Increase	% Increase

	(Dollars in thousands)
Dairy Group	$7,146,028	$7,061,538	$84,490	1.2%
Morningstar/ White Wave	1,109,499	1,056,751	52,748	5.0
Specialty Foods Group	684,207	673,604	10,603	1.6
Corporate/ Other	244,882	199,571	45,311	22.7

Total	$9,184,616	$8,991,464	$193,152	2.1%

      The change in net sales was due to the following:

	Change in Net Sales 2003 vs. 2002

		Divestitures and		Pricing, Volume
		Discontinued	Foreign	and Product	Total
	Acquisitions	Product Lines	Exchange	Mix Changes	Increase

	(Dollars in thousands)
Dairy Group	$82,299			$2,191	$84,490
Morningstar/White Wave	96,092	(114,465)		71,121	52,748
Specialty Foods Group		(13,668)		24,271	10,603
Corporate/Other			40,304	5,007	45,311

Total	$178,391	$(128,133)	$40,304	$102,590	$193,152

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities; and the cost of shipping products to customers through third-party carriers. Our cost of sales ratio was 74.1% in 2003 compared to 73.9% in 2002. Increased raw material costs affected all of our segments in 2003. Also, the Morningstar/ White Wave segment incurred higher costs due to certain manufacturing inefficiencies related to the introduction of new products and new technologies, and the realignment of certain manufacturing operations. See “— Results by Segment.”

      Operating Costs and Expenses — Our operating expense ratio was 17.6% in 2003 compared to 18.7% during 2002. This decrease was mostly due to (i) a gain of $66.2 million on the sale of Morningstar/ White Wave’s frozen pre-whipped topping and frozen coffee creamer operations in the third quarter of 2003, (ii) a gain of $2.5 million related to the divestiture of 11 plants in 2001, which was recorded at corporate as a result of certain contingencies being favorably resolved during 2003, and (iii) lower plant closing and other rationalization costs of $11.8 million in 2003 compared to $19.1 million in 2002, primarily due to differences in the nature of the restructuring activities and to the timing of recognition of certain charges as a result of our adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in January 2003.

      Operating Income — Operating income during 2003 was $766 million, an increase of $103.4 million from 2002 operating income of $662.6 million. Our operating margin in 2003 was 8.3% compared to 7.4% in 2002. Excluding the gain of $68.7 million related to divestitures, our operating margin in 2003 would have been 7.6% compared to 7.4% in 2002.

      Other (Income) Expense — Total other expense decreased by $49.4 million in 2003 compared to 2002. Interest expense decreased to $181.1 million in 2003 from $197.7 million in 2002. This decrease was the result of lower interest rates and lower average debt balances in 2003. Financing charges on preferred securities were $14.2 million in 2003 versus $33.6 million in 2002 due to the successful retirement of these securities during the second quarter of 2003. See Note 10 to our Consolidated Financial Statements.

      Income from investments in unconsolidated affiliates was $0.2 million in 2003 compared to a loss of $7.9 million in 2002. Income in 2003 related to our approximately 13% interest in Horizon Organic Holding Corporation. In 2002, we recorded income of $2.1 million which was primarily related to our 36% interest in White Wave through May 9, 2002, when we acquired the remaining equity interest in White Wave and began consolidating White Wave’s results with our financial results. This income was offset in 2002 by a $10 million loss on our minority interest in Consolidated Container Company. See “— Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.”

      Income Taxes — Income tax expense was recorded at an effective rate of 38% in 2003 compared to 36.4% in 2002. In 2002 we recorded the favorable settlement of a contested tax issue. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Results by Segment

      As noted above, we had three reportable segments in 2003: the Dairy Group, Morningstar/ White and the Specialty Foods Group. Our new segment reporting structure will begin with the first quarter of 2004.

      The key performance indicators of our segments are sales, gross profit and operating income.

      Dairy Group —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$7,146,028	100.0%	$7,061,538	100.0%
Cost of sales	5,295,482	74.1	5,249,730	74.3

Gross profit	1,850,546	25.9	1,811,808	25.7
Operating costs and expenses	1,241,930	17.4	1,290,873	18.3

Total operating income	$608,616	8.5%	$520,935	7.4%

      The Dairy Group’s net sales increased by approximately $84.5 million, or 1.2%, in 2003 versus 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$7,061.5
Acquisitions	82.3	1.2%
Volume	(127.1)	(1.8)
Pricing and product mix	129.3	1.8

2003 Net sales	$7,146.0	1.2%

      The Dairy Group acquired Melody Farms, LLC in June 2003. Melody Farms had annual revenues of approximately $116 million in the 12 month period ended March 31, 2003. The Dairy Group also made a number of small acquisitions in 2003. See Note 2 to our Consolidated Financial Statements.

      Volume change for all products, net of the effect of acquisitions, was a decline of 1.8% in 2003 compared to 2002. That volume change was driven primarily by the fluid dairy category (which represented 73% of the Dairy Group’s 2003 sales) and the ice cream category (which represented 12% of the Dairy Group’s 2003 sales). Equivalent gallons of fluid dairy products sold (including milk, cream and ice cream mix) decreased by 1.1% in 2003. We believe the decrease is due primarily to continued declining consumption of traditional fluid dairy products in some parts of the country. Ice cream and ice cream novelty volumes declined by approximately 7% in 2003 compared to 2002, primarily because we sell our ice cream under private labels and local brands, and we believe we lost sales during the year to nationally branded products which were promoted more aggressively than our products.

      In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in sales due to price and product mix shown in the above table primarily results from higher raw milk costs in 2003 than in 2002. These price increases due to increases in the cost of raw milk were offset somewhat by price concessions that were granted in some markets in 2003 due to the competitive environment. The following table sets forth the average monthly Class I

“mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2003 compared to 2002:

	Year Ended December 31*

	2003		2002	% Change

Class I raw skim milk mover(3)	$7.47	(1)	$7.01(1)	7%
Class I butterfat mover(3)	1.19	(2)	1.21(2)	(2)
Class II raw skim milk minimum(4)	6.74	(1)	7.62(1)	(12)
Class II butterfat minimum(4)	1.22	(2)	1.20(2)	2

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation,” and “— Known Trends and Uncertainties — Prices of Raw Milk and Cream” for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The Dairy Group’s cost of sales ratio improved slightly in 2003 compared to 2002. Prices of raw milk were significantly lower in the first 8 months of 2003 than in 2002. Increased raw milk prices in the last 4 months of the year did not fully offset the effects of lower raw milk prices in the first 8 months of the year.

      The Dairy Group’s operating expense ratio decreased from 18.3% in 2002 to 17.4% in 2003. Part of the improvement in the Dairy Group’s operating expense ratio in 2003 was due to the effects of increased raw milk costs. Higher raw milk costs generally increase sales dollars because we increase the prices that we charge for fluid dairy products on a monthly basis in accordance with fluctuations in the price of raw milk. Therefore, increased raw milk costs will generally decrease the Dairy Group’s operating expense ratio and decreased raw milk costs will generally increase the Dairy Group’s operating expense ratio. The decrease in the Dairy Group’s operating expense ratio was also affected by lower insurance, advertising, bad debt and bonus expenses in 2003. Insurance costs (including the costs of self-insurance) declined approximately $13.1 million in 2003 as a result of better claims experience. Advertising expenses decreased approximately $12.8 million in 2003 partially because we reduced planned advertising spending in 2003 in anticipation of the difficult raw milk environment and also because advertising expense in 2002 was higher than normal because we incurred unusual advertising costs in order to (1) promote our brands in certain parts of the country following our acquisition of Legacy Dean, and (2) promote two local Dairy Group brands affected by product recalls in 2002. Bad debt expense declined approximately $11.2 million compared to 2002. In 2002, some of our customers experienced economic difficulty and a few large customers sought bankruptcy protection. Bonus expenses were $6.4 million lower in 2003 than in 2002 as a result of our actual performance compared to bonus targets. Finally, the ratio was helped in 2003 by $4.3 million in lower plant closing and rationalization costs.

Morningstar/ White Wave —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$1,109,499	100.0%	$1,056,751	100.0%
Cost of sales	794,095	71.6	720,075	68.1

Gross profit	315,404	28.4	336,676	31.9
Operating costs and expenses	196,807	17.7	225,008	21.3

Total operating income	$118,597	10.7%	$111,668	10.6%

      Morningstar/White Wave’s net sales increased by $52.7 million, or 5%, in 2003 versus 2002. The change in net sales in 2002 compared to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$1,056.8
Acquisitions	96.1	9.1%
Divestitures/discontinued product lines	(114.5)	(10.8)
Volume	87.7	8.3
Pricing and product mix	(16.6)	(1.6)

2003 Net sales	$1,109.5	5.0%

      On October 15, 2003 our Morningstar/White Wave segment acquired Kohler Mix Specialties, Inc., which had sales of approximately $187.5 million during the 12 month period ended August 31, 2003. We acquired the 64% of White Wave that we did not already own in May 2002. Therefore, 2003 includes 12 months of White Wave sales compared to only 8 months in 2002.

      In an effort to better align our resources with our strategic direction, Morningstar/White Wave sold its frozen pre-whipped topping and frozen coffee creamer operations in July 2003. Also, as a result of our acquisition of Legacy Dean in December 2001, we decided to discontinue certain of Morningstar/White Wave’s product lines that were competitive with other products sold by Morningstar/White Wave. Accordingly, beginning in January 2002, we began an orderly exit from the Lactaid®, Nestle® Nesquik® and Nestle® Coffeemate® co-packing businesses so that we could focus our management and financial resources on our Land O’Lakes Dairy Ease and International Delight brands. Our transition out of the Lactaid co-packing business was completed in February 2002 and our transition out of the Nestle co-packing business was completed in February 2003.

      Unit volumes for Morningstar/White Wave increased 8.3% overall in 2003 (net of the effects of acquisitions, divestitures and discontinued product lines) due to the success of our strategic brands, particularly Silk. Strategic brand volumes increased 45% in 2003 versus 2002. On a pro forma basis as if White Wave had been acquired on January 1, 2002 (instead of May 9, 2002), strategic brand volumes increased 27% in 2003. Partly offsetting this increase was a 5% volume decline in Morningstar’s private label business due primarily to cannibalization of Morningstar/White Wave’s private label creamer sales by sales of Land O’Lakes creamers (which are included in our strategic brands), and a 9.6% volume decline in Morningstar/White Wave’s non-strategic brand sales due primarily to the fact that our sales and marketing resources were focused on our strategic brands.

      Morningstar/White Wave invested approximately $188 million marketing our strategic brands in 2003, and successfully penetrated new channels such as club stores and foodservice. Approximately $91 million of that amount was spent on slotting fees, couponing and certain other promotional costs, which were recorded as reductions of revenue.

      The dollar change in sales of our strategic brands did not increase as much as volume sales primarily because in the first half of 2003, Morningstar Foods/White Wave introduced new plastic packaging for International Delight and in order to clear shelf space for International Delight in the new plastic packaging, Morningstar/White Wave substantially reduced the price of International Delight in paper cartons. Also, promotional spending that was recorded as a reduction of revenue increased by $10 million in 2003 versus 2002.

      The cost of sales ratio for Morningstar/White Wave increased in 2003 compared to 2002 primarily due to the impact of (1) short-term manufacturing inefficiencies related to the introduction of new products and new technologies, (2) short-term manufacturing inefficiencies due to certain manufacturing realignments related to the shifting of Morningstar’s manufacturing operations to the Dairy Group, (3) an additional $15 million of packaging costs due to the introduction of International Delight in plastic packaging, and (4) increased depreciation on our new long shelf-life manufacturing equipment. These increases were partly offset by decreased Class II raw milk prices.

      The operating expense ratio at Morningstar/White Wave decreased due to a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen coffee creamer operations in the third quarter of 2003. Excluding the impact of the $66.2 million gain, Morningstar/White Wave’s operating expense ratio was 23.7% during 2003 compared to 21.3% during 2002. This increase was primarily due to $36 million of higher marketing expenses in 2003 related to the introduction of new products and higher promotional spending on strategic brands. The ratio was also significantly impacted by the addition of White Wave in May 2002, which accrued almost $10 million more in 2003 than in 2002 for bonuses to be paid in March 2004 under the White Wave Performance Bonus Plan that was established when we acquired White Wave in May 2002. See Note 18 to our Consolidated Financial Statements. Partly offsetting these items was a $3 million decrease in plant closing and rationalization costs.

Specialty Foods Group —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$684,207	100.0%	$673,604	100.0%
Cost of sales	513,188	75.0	498,085	73.9

Gross profit	171,019	25.0	175,519	26.1
Operating costs and expenses	67,963	9.9	76,645	11.4

Total operating income	$103,056	15.1%	$98,874	14.7%

      The Specialty Foods Group’s net sales increased by $10.6 million, or 1.6%, in 2003 versus 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2002 Net sales	$673.6
Divestitures	(13.7)	(2.0)
Volume	15.9	2.4
Pricing and product mix	8.4	1.2

2003 Net sales	$684.2	1.6%

      The Specialty Foods Group sold EBI Foods, Ltd. in October 2002. See Note 2 to our Consolidated Financial Statements. Net of the effects of this divestiture, the Specialty Foods Group’s pickle volumes declined 1.6% in 2003 compared to 2002 due to the bankruptcy of a large customer, and to the overall effects of economic difficulties in the foodservice sector as a whole. Approximately 28% of the Specialty Foods Group’s sales were to foodservice customers in 2003. This decrease was more than offset by a 12.8% increase in unit volumes of powdered coffee creamers as a result of new business and a 15.2% increase in unit volumes of nutritional beverages due to increased demand.

      Pricing was up in all categories primarily due to increased raw material costs that were passed on to customers in the form of higher selling prices. Also, promotional spending that is recorded as a reduction of revenue was down by $15.3 million in 2003 compared to 2002.

      The Specialty Foods Group’s cost of sales ratio increased in 2003 as a result of higher raw material prices, especially glass, and increases in natural gas prices. The Specialty Foods Group uses a significant amount of natural gas in its operations.

      The operating expense ratio for the Specialty Foods Group declined in 2003 compared to 2002 primarily due to the sale of EBI Foods, Ltd. in October 2002, which had higher operating expenses, and to lower bonus expense. Bonus expenses were $1.3 million less in 2003 as a result of our actual performance compared to bonus targets.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 — Consolidated Results

      Important Note: We completed our acquisition of the former Dean Foods Company (“Legacy Dean”) on December 21, 2001. As a result, full year comparisons between 2002 and 2001 are less meaningful than they would be otherwise. We obtained our Specialty Foods Group segment as part of our acquisition of Legacy Dean. Therefore, except for sales, no prior year comparisons are provided because the Specialty Foods Group segment was only owned for a few days in 2001. More complete segment data can be found in Note 20 to our Consolidated Financial Statements. Also, effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminates the amortization of goodwill and certain other intangible assets. As a result of the adoption of SFAS No. 142, comparisons between 2002 and 2001 are less meaningful than they would be otherwise. Where appropriate, we have provided comparisons eliminating the amortization of goodwill and intangible assets with indefinite useful lives in 2001. See Notes 1 and 6 to our Consolidated Financial Statements for more information regarding SFAS No. 142.

      Net Sales — Consolidated net sales increased 50.5% to $8.99 billion during 2002 from $5.97 billion in 2001. Net sales by segment are shown in the table below.

	Net Sales

	2002	2001	$ Increase	% Increase

	(Dollars in thousands)
Dairy Group	$7,061,538	$5,042,836	$2,018,702	40.0%
Morningstar/ White Wave	1,056,751	741,992	314,759	42.4
Specialty Foods Group	673,604	18,709	654,895	3,500.4
Corporate/ Other	199,571	171,018	28,553	16.7

Total	$8,991,464	$5,974,555	$3,016,909	50.5%

      The change in net sales was due to the following:

	Change in Net Sales 2002 vs. 2001

				Pricing,
		Divestitures and		Volume and
		Discontinued	Foreign	Product Mix	Total
	Acquisitions	Product Lines	Exchange	Changes	Increase

	(Dollars in thousands)
Dairy Group	$2,894,166	$(507,903)		$(367,561)	$2,018,702
Morningstar/ White Wave	399,754	(144,884)		59,889	314,759
Specialty Foods Group	654,895				654,895
Corporate/ Other			9,469	19,084	28,553

Total	$3,948,815	$(652,787)	$9,469	$(288,588)	$3,016,909

      Cost of Sales — Our cost of sales ratio was 73.9% in 2002 compared to 76.6% in 2001. This decrease was due primarily to lower raw material costs. See “— Results by Segment.”

      Operating Costs and Expenses — Our operating expense ratio was 18.7% in 2002 compared to 17% during 2001. Comparability of these ratios is significantly affected by our adoption of SFAS No. 142 on January 1, 2002. Excluding $48.4 million of amortization in 2001, our operating expense ratio would have been 16.2% in 2001, compared to 18.8% in 2002. This increase is primarily due to the effects of lower raw material prices in 2002, increased promotional spending on our strategic brands in 2002 and accrued bonuses under White Wave’s Performance Bonus Plan established in May 2002. See “— Results by Segment.”

      Operating Income — Operating income during 2002 was $662.6 million, an increase of $277.5 million from 2001 operating income of $385.1 million. Our operating margin in 2002 was 7.4% compared to 6.4% in 2001. Excluding 2001 amortization that would have been eliminated had SFAS No. 142 been in effect last year, our operating income would have increased by $229.1 million in 2002 as compared to 2001 and our operating margin would have been 7.4% in 2002 as compared to 7.3% in 2001. See “— Results by Segment.”

      Other (Income) Expense — Total other expense increased by $76 million in 2002 compared to 2001. Interest expense increased to $197.7 million in 2002 from $103.8 million in 2001 as a result of higher debt used to finance the acquisitions of Legacy Dean and White Wave. 2001 interest expense included a $7.3 million loss related to the early extinguishment of debt. Financing charges on preferred securities were $33.6 million in both years.

      Income from investments in unconsolidated affiliates was a net loss of $7.9 million in 2002 compared to a net loss of $23.6 million in 2001. We recorded income of $2.1 million in 2002, which was primarily related to our 36% interest in White Wave through May 9, 2002, when we acquired the remaining equity interest in White Wave and began consolidating White Wave’s results with our financial results. This income was offset by a $10 million loss on our minority interest in Consolidated Container Company (“CCC”). During the fourth quarter of 2002, we agreed to make a $10 million loan to CCC in exchange for the cancellation of our pre-existing $10 million guaranty of CCC’s indebtedness and additional equity interests in CCC. The additional infusion of cash to CCC required us to record our share of CCC’s 2002 losses, up to $10 million. This transaction also resulted in our ownership percentage declining to approximately 40% from 43%. See Note 3 to our Consolidated Financial Statements for more information about this transaction. Our loss from unconsolidated affiliates in 2001 related primarily to our investment in CCC. In the fourth quarter of 2001, we concluded that our investment in CCC was impaired and that the impairment was not temporary, and as a result we wrote off our remaining investment in CCC.

      Income Taxes — Income tax expense was recorded at an effective rate of 36.4% in 2002 compared to 36.7% in 2001. In 2002 and 2001, contested income tax issues were resolved in our favor. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

      Minority Interest — Minority interest in earnings decreased significantly to $46 thousand in 2002 from $31.4 million in 2001. For most of 2002, management of EBI Foods Ltd., a subsidiary of our Specialty Foods segment, owned a small minority interest in that subsidiary. We sold our interest in EBI Foods Ltd. in October 2002. In 2001, Dairy Farmers of America owned a 33.8% minority interest in our Dairy Group. On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased the 33.8% stake that was owned by Dairy Farmers of America. See Note 2 to our Consolidated Financial Statements.

      Discontinued Operations — On December 30, 2002, we sold our operations in Puerto Rico resulting in a loss on sale from discontinued operations of $8.2 million, including income tax expense. We also recorded income from discontinued operations of $0.9 million during 2002 versus $3.6 million in 2001. All amounts attributable to our former Puerto Rico operations, for all periods, have been reclassified to “Income from discontinued operations.”

      Cumulative Effect of Accounting Change — As part of our adoption of SFAS No. 142 on January 1, 2002 we wrote down the value of certain trademarks and the goodwill related to our Puerto Rico operations which our analysis indicated were impaired. Our adoption of this accounting standard resulted in the recognition of

$85 million, net of an income tax benefit of $29 million, as a charge to earnings. During 2001, we recorded a charge of $1.4 million, net of an income tax benefit of $1.5 million and a minority interest benefit of $0.7 million related to our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 — Results by Segment

     Dairy Group —

	Year Ended December 31

	2002		2001

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$7,061,538	100.0%	$5,042,836	100.0%
Cost of sales	5,249,730	74.3	3,896,136	77.3

Gross profit	1,811,808	25.7	1,146,700	22.7
Operating costs and expenses	1,290,873	18.3	822,945	16.3

Total operating income	$520,935	7.4%	$323,755	6.4%

      The Dairy Group’s net sales increased by approximately $2 billion, or 40%, in 2002 versus 2001. The change in net sales from 2001 to 2002 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2001 Net sales	$5,042.8
Acquisitions	2,894.2	57.4%
Divestitures	(507.9)	(10.1)
Pricing, volume and product mix	(367.6)	(7.3)

2002 Net sales	$7,061.5	40.0%

      We completed the acquisition of Legacy Dean on December 21, 2001, and Legacy Dean’s dairy operations were merged into our Dairy Group. The acquisition of Legacy Dean’s dairy operations (net of the plants divested as part of the transaction) contributed a net increase in sales of approximately $2.4 billion.

      The Dairy Group’s 2002 sales were negatively affected by certain volume decreases. On a pro forma basis as if Legacy Dean had been acquired on January 1, 2001 (net of the plants divested as part of the transaction), the Dairy Group’s fluid milk volumes during 2002 would have been relatively flat compared to 2001, while ice cream and ice cream novelty volumes were down 4.5%. Our ice cream is sold under private labels and local brands, and we lost sales during the year to nationally branded products, which are usually promoted more aggressively than our products.

      Prices were down in 2002 versus 2001 because the price of raw milk was down considerably. In general, we change the prices that we charge our customers for our fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2002 compared to 2001:

	Year Ended December 31*

	2002		2001		% Change

Class I raw skim milk mover(3)	$7.01	(1)	$7.93	(1)	(12)%
Class I butterfat mover(3)	1.21	(2)	1.89	(2)	(36)
Class II raw skim milk minimum(4)	7.62	(1)	8.33	(1)	(9)
Class II butterfat minimum(4)	1.20	(2)	1.86	(2)	(35)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation,” and “— Known Trends and Uncertainties — Prices of Raw Milk and Cream” for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams, ice cream and sour cream.

      The Dairy Group’s cost of sales ratio improved in 2002 compared to 2001 primarily due to lower raw milk costs.

      The operating expense ratio at the Dairy Group was 18.3% in 2002 compared to 16.3% in 2001. Excluding approximately $39.4 million of amortization in 2001, the Dairy Group’s operating expense ratio would have been 15.5% in 2001, compared to 18.3% in 2002. The increase in the 2002 operating expense ratio was primarily due to the effect of lower raw milk prices in 2002 and to the impact of a gain of $47.5 million in 2001 related to the divestiture of 11 plants in connection with the acquisition of Legacy Dean. Lower raw milk prices generally result in lower sales dollars because we decrease the prices of our fluid dairy products on a monthly basis in accordance with fluctuations in the price of raw milk. Therefore, falling raw milk prices will generally increase the Dairy Group’s operating expense ratio and rising raw milk prices will generally reduce the Dairy Group’s operating expense ratio. In addition to the effects of lower raw milk costs and the $47.5 million gain, the ratio was also affected by increased advertising, bad debt and bonus expenses in 2002 compared to 2001. We incurred unusual advertising costs in 2002 in an effort to promote our brands in certain parts of the country following our acquisition of Legacy Dean. Bad debt expense was affected in 2002 by the financial difficulties of several of our customers, and bonus expense was affected in 2002 because our performance was better than bonus targets for the year causing increased bonus expense.

          Morningstar/ White Wave —

	Year Ended December 31

	2002		2001

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$1,056,751	100.0%	$741,992	100.0%
Cost of sales	720,075	68.1	518,367	69.9

Gross profit	336,676	31.9	223,625	30.1
Operating costs and expenses	225,008	21.3	119,331	16.1

Total operating income	$111,668	10.6%	$104,294	14.0%

      Morningstar/ White Wave’s sales increased by $315 million, or approximately 42.4%, in 2002 versus 2001. The change in Morningstar/ White Wave’s net sales from 2001 to 2002 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2001 Net sales	$742.0
Acquisitions	399.8	53.9%
Divestitures and discontinued product lines	(144.9)	(19.5)
Pricing, volume and product mix	59.9	8.0

2002 Net sales	$1,056.8	42.4%

      We completed the acquisition of Legacy Dean on December 21, 2001, and Legacy Dean’s National Refrigerated Products operations were merged into our Morningstar/ White Wave segment. The National Refrigerated Products Group had net sales of approximately $371.7 million in the 12 months ended May 27, 2001. On May 9, 2002 we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave had net sales of $125 million in the 12 months ended March 31, 2002. On May 17, 2002, we bought the assets of Marie’s Quality Foods, Marie’s Dressings, Inc. and Marie’s Associates, makers of Marie’s brand dips and dressings in the western United States, with net sales of $15.7 million in the 12 months ended March 31, 2002.

      We estimate that the acquisition of Legacy Dean added approximately $275 million of sales at our Morningstar/ White Wave segment during 2002. Precise measurement of the impact of the acquisition of Legacy Dean on Morningstar/ White Wave’s sales is not possible because Legacy Dean’s National Refrigerated Products segment was quickly integrated into Morningstar Foods and is not accounted for separately. The acquisition of White Wave contributed approximately $113 million during 2002, while the Marie’s business contributed approximately $10 million.

      In January 2002, Morningstar/ White Wave began an orderly exit from certain product lines including the Lactaid, Nestle Nesquik and Nestle Coffeemate co-packing businesses. See “— Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Results by Segment — Morningstar/ White Wave.”

      Total unit volume comparisons from 2001 to 2002 are not meaningful because it is not possible to isolate the volume impact of acquisitions since we did not account for the volume acquired from Legacy Dean separately in 2002. However, we do believe that the $59.9 million increase in sales due to pricing, revenue and product mix changes shown in the table above was due primarily to increased sales of our strategic brands.

      These increases were partially offset by (i) the effects of significantly lower raw milk and bulk cream costs in 2002 that were passed along to customers in the form of lower selling prices, and (ii) approximately $81 million of promotional spending in 2002 that was recorded as a reduction of revenue, compared to approximately $33.7 million in 2001.

      The cost of sales ratio for Morningstar/ White Wave improved in 2002 compared to 2001 due primarily to lower Class II raw milk and butterfat costs.

      The operating expense ratio at Morningstar/ White Wave was 21.3% during 2002 compared to 16.1% in 2001. Excluding approximately $7.2 million of amortization in 2001, the operating expense ratio would have been 15.1% in 2001, compared to 21.3% in 2002. This increase was caused primarily by higher promotional expenses related to the introduction of new products, and the acquisition of White Wave. Morningstar/ White Wave spent approximately $127 million promoting our strategic brands in 2002, of which $46 million was included in 2002 operating expenses. Only $11.5 million of promotional expenses were included in operating expenses in 2001. The ratio was also affected by $11.7 million in management bonus accruals in 2002 for White Wave management under the Performance Bonus Plan that was established when we bought White Wave in May 2002. Also, plant closing costs were $4.9 million higher in 2002. See Note 15 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Historical Cash Flow

      During 2003, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $522.3 million for 2003 as contrasted to $642.6 million for 2002, a decrease of $120.3 million. Net cash provided by operating activities was impacted by:

•	An increase of $91.5 million in net income from continuing operations plus non-cash items in 2003 as compared to 2002 primarily due to the increase in deferred income taxes; and

•	Changes in assets and liabilities which declined by $211.9 million in 2003 compared to the previous year, primarily due to an increase in accounts receivable and inventory as a result of higher raw material prices in the fourth quarter of 2003.

      Net cash used in investing activities for continuing operations was $436.2 million in 2003 compared to $309.1 million in 2002, an increase of $127.1 million. We used approximately $291.7 million for capital expenditures and approximately $246.6 million for acquisitions. We had cash proceeds from the sale of the frozen pre-whipped topping and frozen creamer operations and one other small business of $90 million in 2003. In 2002, we had cash proceeds from the divestiture of Puerto Rico and three other small businesses of $148.3 million.

      We used approximately $199.5 million to repurchase our stock during 2003, including $14 million paid in 2003 for prior year repurchases. Set forth in the chart below is a summary of the stock we repurchased in 2003:

	No. of Shares of		Average
	Common Stock	Aggregate	Purchase
Period	Repurchased	Purchase Price	Price Per Share

		(Dollars in millions)
January 2003	4,854,900	$128.5	$26.48
August 2003	360,000	9.9	27.52
November 2003	992,400	31.9	32.08
December 2003	461,000	15.2	33.01

      We received approximately $95.3 million in 2003 as a result of stock option exercises and employee stock purchases through our employee stock purchase plan.

      We received a net amount of $27 million in 2003 from borrowings in 2003.

     Current Debt Obligations

      Our senior credit facility provides us with a revolving line of credit of up to $1 billion, a Tranche A term loan in the amount of $1 billion and a Tranche B term loan in the amount of $750 million.

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

      EBITDA is defined in the credit agreement for any period as, the sum of (i) net income (excluding extraordinary items) after taxes for such period as determined in accordance with GAAP, plus (ii) an amount which, in the determination of such net income, has been deducted for (a) all interest expense, including the interest component under capital leases and the implied interest component under our receivables-backed facilities, plus net amounts payable (or minus net amounts receivable) under hedging agreements, minus interest income for such period, in each case as determined in accordance with generally accepted accounting principles (“GAAP”), (b) total federal, state, local and foreign income, value added and similar taxes, (c) depreciation, amortization expense and other noncash charges, (d) pro forma cost savings add-backs resulting from non-recurring charges related to acquisitions to the extent permitted under the credit agreement and under Regulation S-X of the Securities Exchange Act of 1934 or as approved by the representative of the lenders and (e) other adjustments reasonably acceptable to the representative of the lenders.

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.05% at December 31, 2003. However, we had interest rate swap agreements in place that hedged $1.13 billion of our borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

      Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007; and

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

      No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

      Our credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

      In consideration of the revolving commitment, we pay a quarterly commitment fee on unused amounts of the $1 billion revolving credit facility that ranges from 25 to 37.5 basis points, depending on our leverage ratio (as defined in the credit agreement).

      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of indebtedness to EBITDA, as such terms are defined in the credit agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense, as such terms are defined in the credit agreement). In addition, this facility requires that we maintain a minimum level of net worth (as defined in the credit agreement).

      For the period from December 31, 2003 through March 31, 2005, our leverage ratio must be less than or equal to 4 to 1. Beginning April 1, 2005, our leverage ratio, calculated according to the definitions contained in the credit agreement, must be less than or equal to 3.75 to 1. As of December 31, 2003, our leverage ratio, calculated according to the definitions contained in the credit agreement, was 3.16 to 1.

      EBITDA, as used in our credit agreement, is not intended to represent cash flow from operations as defined by GAAP and principles and should not be used as an alternative to net income as an indicator of our operating performance or to cash flow as a measure of our liquidity. Moreover, EBITDA is a term used by many companies to mean many different things. Therefore, neither our EBITDA nor our leverage ratio, calculated under our credit agreement, should be compared to any other company’s EBITDA or leverage ratio. We present our leverage ratio in this discussion not as a measure of our liquidity or performance but only to demonstrate our level of compliance with our credit agreement.

      Our interest coverage ratio must be greater than or equal to 3 to 1. As of December 31, 2003, our interest coverage ratio, calculated according to the definitions contained in the credit agreement, was 5.24 to 1.

      Our consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended December 31, 2003) by an amount equal to 50% of our consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of December 31, 2003, the minimum net worth requirement was $1.85 billion, and our actual net worth (as defined in the credit agreement) was $2.54 billion.

      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash consideration is not greater than $300 million, (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required percentage of lenders.

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Legacy Dean’s subsidiaries, and the real property owned by Legacy Dean and its subsidiaries).

      The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

      At December 31, 2003, we had outstanding borrowings of $1.78 billion under our senior credit facility (compared to $1.83 billion at December 31, 2002), including $1.67 billion in term loan borrowings, and $112.8 million outstanding under the revolving credit facility. In addition, at December 31, 2003, there were $108.9 million of letters of credit under the revolver that were issued but undrawn. On January 2, 2004, we acquired the equity interests in Horizon Organic Holding Corporation that we did not already own and used approximately $80 million of borrowings under our senior credit facility to pay a portion of the purchase price.

As of March 1, 2004, approximately $665.4 million was available for future borrowings under our credit facility. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.

      In addition to our senior credit facility, we also have a $500 million receivables-backed credit facility, which had $302.5 million outstanding at December 31, 2003. We used approximately $180 million of borrowings under this facility to pay a portion of the purchase price for Horizon Organic Holding Corporation. Therefore, approximately $451.8 million was outstanding under this facility at March 1, 2004. See Note 9 to our Consolidated Financial Statements for more information about our receivables-backed facility.

      Other indebtedness outstanding at December 31, 2003 included $700 million face value of outstanding indebtedness under Legacy Dean’s senior notes, a $6.4 million line of credit at our Spanish subsidiary, $11.7 million of industrial development revenue bonds and approximately $26.2 million of capital lease and other obligations. See Note 9 to our Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and lease obligations at December 31, 2003. Please see Note 18 to our Consolidated Financial Statements for more detail about our lease obligations.

		Payments Due by Period

Indebtedness & Lease Obligations	Total	2004	2005	2006	2007	2008	Thereafter

		(Dollars in thousands)
Senior credit facility	$1,784,053	$157,500	$182,500	$207,500	$520,303	$716,250
Senior notes(1)	700,000		100,000		250,000		$350,000
Receivables-backed facility	302,500			302,500
Foreign line of credit	6,401	6,401
Industrial development revenue bonds	11,700	3,500					8,200
Capital lease obligations and other(1)	26,523	12,757	4,688	6,567	2,258	172	81
Purchasing obligations	229,748	144,797	43,527	12,267	10,360	8,522	10,275
Operating leases	452,273	90,662	76,356	61,556	51,483	42,950	129,266

Total	$3,513,198	$415,617	$407,071	$590,390	$834,404	$767,894	$497,822

(1)	Represents face value.

      In addition to the letters of credit secured by our senior credit facility, at December 31, 2003 we had approximately $16.2 million of letters of credit with three other banks that were issued but undrawn. The majority of these were required by various utilities and government entities for performance and insurance guarantees.

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

      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2003, we recorded non-cash expense of $15.3 million, of which $12.8 million was attributable to periodic expense and $2.5 million was attributable to settlements compared to a total of $9.1 million in 2002, of which $3 million was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

      As of December 31, 2003, we decreased the assumed discount rate in 2002 from 6.75% to a range of 6% to 6.5%. In selecting assumed rate of return on plan assets, we considered past performance and economic forecasts for the types of investments held by the plan as well as the interim target allocation policy. Plan asset returns were $25 million in 2003 after decreasing by $19.7 million in 2002. Net periodic pension expense for our plans is expected to decrease in 2004 by approximately $3.3 million due primarily to the increase in assets from $124.8 million as of December 31, 2002 to $151.6 million as of December 31, 2003. Based on current projections, 2004 funding requirements will be approximately $37.8 million as compared to $31.1 million for 2003. Additionally, based on current projections, 2004 funding requirements for our other postretirement benefit obligations will be approximately $2.8 million as compared to $2.4 million in 2003.

      As a result of lower discount rates at December 31, 2003, we were required to recognize an additional minimum liability as prescribed by SFAS No. 87 and SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.” The accumulated other comprehensive income component of the additional minimum liability, which totaled $37.9 million ($23.6 million after-tax), was recorded as a reduction to shareholder’s equity through a charge to Other Comprehensive Income, and did not affect net income for 2003. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of plan assets exceeds the accumulated benefit obligation. See Notes 13 and 14 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

     Other Commitments and Contingencies

      On December 21, 2001, in connection with our acquisition of Legacy Dean, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred.

      We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation and audits:

•	the obligation to pay performance bonuses to White Wave’s management team in the event that established performance hurdles are met by the end of March 2004, which we currently expect to be approximately $39 million; and

•	certain indemnification obligations related to businesses that we have divested; and

•	potential liability related to a Wells Notice we received from the staff of the Securities and Exchange Commission related to our relationship with one of our customers.

      See Note 18 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

     Future Capital Requirements

      During 2004, we intend to invest a total of approximately $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(Dollars in millions)
Dairy Group	$275
Branded Products Group	25
Specialty Foods Group	20
Other	30

Total	$350

      In 2004, we expect cash interest to be approximately $170 million based on current debt levels and cash taxes to be approximately $90 million.

      We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

      In 2004, we intend to pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our stock pursuant to open market or privately negotiated transactions. Approximately $114.6 million was available for spending under our stock repurchase program as of March 10, 2004. We base our decisions regarding when to repurchase stock on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account the market value of our stock, the relative expected return on alternative investments and the financial covenants in our credit facility. Any acquisitions or stock repurchases will be funded through cash flows from operations or borrowings under our senior credit facility. If necessary, we believe that we have the ability to secure additional debt or equity financing for our future capital requirements and we will explore those alternatives as appropriate.

Known Trends and Uncertainties

     Economic Environment

      As a result of the recent economic environment in this country, and due to the highly competitive environment currently existing in the food retailing and foodservice industries, many of our retail and foodservice customers have experienced economic difficulty over the past 18 months to 2 years. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend could have a material adverse effect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

      Many of our retail customers have become increasingly price sensitive in the current economic environment. We have recently been subject to a number of intensely competitive bidding situations, which has resulted in margin erosion on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

     Prices of Raw Milk and Cream

      Our raw milk cost changes are based on the federal and certain state governments’ minimum prices, regional and national milk supply conditions and arrangements with our suppliers. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw material cost, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Bulk cream is also a significant raw material cost to us. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. Bulk cream is used in our Class II products such as ice cream, ice cream mix, creams and creamers, sour cream and cottage cheese.

      In 2002 and in the first eight months of 2003, prices for raw milk and butter were unusually low. Beginning in September 2003 and continuing through the end of the year, prices for raw milk and butter increased significantly. Although Class I prices in early 2004 have declined from the levels experienced in late 2003, they have remained at levels higher than the 2003 average. We expect Class I prices to continue to rise throughout the remainder of the year. Class II prices have increased significantly over the levels experienced late last year, and are expected to continue to increase over the next several months. Although we currently expect Class II prices to decrease somewhat in the latter part of 2004, we anticipate that they will still be at levels higher than experienced in 2003. Of course, raw milk and butter prices are difficult to predict and we change our forecasts frequently based on current market activity.

      In general, we change the prices that we charge our customers for our fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. (We use Class II butterfat to make creams, cultured dairy products and ice cream). Also, in some cases we are contractually restrained with respect to the means and timing of implementing price changes, and at some point price increases could erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin (expressed as a percentage of sales) fluctuate with the price of our raw materials. We expect our profit margins to be lower in 2004 as a result of the expected increase in the price of raw milk.

     Grocery Strikes

      From October 11, 2003 until February 29, 2004, the workers of the United Food and Commercial Workers Union were on strike in southern California. This strike affected many of our retail grocery customers in southern California whose employees are members of the United Food and Commercial Workers Union. Our business in southern California was adversely affected in the fourth quarter of 2003 and in most of the first quarter of 2004 as a result of the strike. We estimate that the strike adversely impacted our fourth quarter consolidated diluted earnings per share by approximately $.015. We cannot yet estimate the impact on our results for the first quarter of 2004; however, we expect it to be a proportionately similar amount to the fourth quarter of 2003.

     Plant Closings

      As part of our ongoing efforts to reduce our costs and improve our manufacturing efficiency, we expect to close approximately six to eight plants in 2004. We will incur costs in connection with these plant closings, which will be recorded as operating expenses in the quarter in which they are incurred. Expenses associated with plant closings generally include severance costs, property and equipment write-down costs and in some cases, lease termination expenses. These costs vary from plant to plant and cannot be estimated with certainty. We expect the majority of the plants closed in 2004 to be closed in the second half of 2004. Also, we expect to incur $4.3 million of additional costs primarily in 2004 related to facilities closed prior to 2004.

     Tax Rate

      Our 2003 tax rate was approximately 38%. We believe that our effective tax rate will be approximately 38% for 2004.

      See “— Risk Factors” for a description of various other risks and uncertainties concerning our business.

Critical Accounting Policies

      “Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results, and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

      Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2003, our allowance for doubtful accounts was approximately $32.7 million, or 0.4% of sales. The allowance for doubtful accounts, expressed as a percent of sales, was also 0.4% in 2002. Each 0.1% change in that ratio of allowance for doubtful accounts to sales would impact net income by approximately $5.7 million.

      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2003 and 2002, we recorded accrued liabilities related to these retained risks of $136.3 million and $128.5 million, respectively, including both current and long-term liabilities.

      Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period which could have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. The change in our valuation allowance increased $7.5 million in 2003 due to increased likelihood that state net operating losses will expire before they are used.

      Valuation of Long-Lived Intangible Assets and Goodwill — In January 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and as a result, we no longer amortize goodwill and other intangibles with indefinite lives. In lieu of amortization, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. We evaluate the value of our intangibles using cash flow analyses, which require the use of significant judgments and estimates, including projections of enterprise values and expected cash flows from specific product sales in the future.

      Purchase Price Allocation — We allocate the cost of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the cost of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair value of assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.

      Employee Benefit Plan Costs — We provide a range of benefits to our employees including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.

      In 2003, we decided to consolidate the assets of our ten qualified pension plans into one master trust. This consolidation is expected to be completed in the first quarter of 2004. Also in 2003, we retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. We have developed an interim investment policy to ensure a smooth transition to the master trust. Our current asset mix guidelines under the interim investment policy target equities at 65-75% of the portfolio and fixed income at 25-35%. We expect to develop and adopt a long-term investment policy in early 2004.

      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on interim target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.

      A 1% reduction in the assumed rate of return on plan assets would increase our annual pension expense by approximately $1.52 million. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by approximately $0.2 million.

Recently Adopted Accounting Pronouncements

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

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion 30, must be reclassified. Adoption of this standard required us to reclassify gains and losses related to early extinguishment of debt that were previously reported as extraordinary as a component of “interest expense.” The adoption of this pronouncement did not have a material effect on our Consolidated Financial Statements.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard changed the timing of the recognition of certain charges associated with exit and disposal activities.

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the accounting for and disclosure of certain guarantees issued and indemnification obligations incurred. FIN No. 45 requires disclosure of certain guarantees and indemnification obligations. It also requires liability recognition for the fair value of certain guarantees and indemnification obligations made or incurred after December 31, 2002. We adopted FIN No. 45 effective January 1, 2003. See Note 18 to our Consolidated Financial Statements for the disclosures required by FIN No. 45.

      In December 2003, FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003).” FIN 46(R) provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46(R) also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interest qualification is December 31, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed facility. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, the adoption of FIN No. 46(R) had no material impact on our Consolidated Financial Statements.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement required that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. Our reporting for our hedging activities is within the requirements of this statement, therefore SFAS No. 149 did not have an impact on our Consolidated Financial Statements.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement, which became effective for us on July 1, 2003, requires that certain financial instruments which had previously been classified as equity be classified as liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 had no impact on our Consolidated Financial Statements.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, “Employers’ Accounting for

Postretirement Benefits Other Than Pensions”, requires that changes in relevant law be considered in current measurement of postretirement benefit costs. We are currently evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

Risk Factors

      This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Part I — Item 1. Business,” “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.

     Further Consolidation of the Grocery and Foodservice Industries Could Cost Us Customers and Sales

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

      There are several large regional grocery chains that have captive dairy operations. As the consolidation of the grocery industry continues, we could lose sales if any one or more of our existing customers were to be sold to a chain with captive dairy operations.

Our Recent Successes in the Refrigerated Soymilk and Organic Foods Industries Could Attract New and Stronger Competitors, Which Could Impede Our Growth Rate and Cost Us Sales

      We have experienced a great deal of success in the past in the refrigerated soymilk and organic foods industries. Our Silk soymilk and our Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to slow and could cause us to lose sales.

Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Our Sales and Profits

      We sell certain of our products under licensed brand names such as Hershey’s, Borden®, Pet®, Folgers, Land O’Lakes and others. In some cases, we have invested, and intend to continue to invest, significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

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

      Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. A significant increase in interest rates could adversely impact our net income. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations.

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

      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(in millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      The following table summarizes our various interest rate swap agreements as of December 31, 2002:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(in millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      In 2001, we entered into an interest rate swap agreement that provided hedges for euro-denominated loans, which were repaid and replaced with euro-denominated borrowings under our senior credit facility. The following table describes this swap agreement as of December 31, 2003 and 2002:

Fixed
Interest
Rates	Expiration Date	Notional Amounts

5.60%	November 2004	12 million euros (approximately $15.1 million as of December 31, 2003 and $12.6 million as of December 31, 2002)

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $25.6 million of additional interest expense, net of taxes, during 2003 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2003 and 2002, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Foreign Currency

      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of December 31, 2003 and 2002, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.

Item 8.	Consolidated Financial Statements

      Our Consolidated Financial Statements for 2003 are included in this report on the following pages.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Dean Foods Company
Dallas, Texas

      We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dean Foods Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2004

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31

	2003	2002

	(Dollars in thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,143	$45,896
Receivables, net of allowance for doubtful accounts of $32,684 and $34,317	742,934	656,938
Inventories	426,478	400,347
Deferred income taxes	137,055	158,337
Prepaid expenses and other current assets	47,271	49,628

Total current assets	1,400,881	1,311,146
Property, plant and equipment	1,773,555	1,628,424
Goodwill	3,197,548	3,035,417
Identifiable intangible and other assets	620,552	607,279

Total	$6,992,536	$6,582,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$924,707	$981,018
Income taxes payable	65,528	38,488
Current portion of long-term debt	180,158	173,442

Total current liabilities	1,170,393	1,192,948
Long-term debt	2,611,356	2,554,482
Other long-term liabilities	279,823	312,110
Deferred income taxes	388,151	294,256
Mandatorily redeemable convertible trust issued preferred securities (redemption value of $599,910 plus accrued dividends)		585,177
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, none issued
Common stock, 154,993,214 and 132,961,440 shares issued and outstanding, with a par value of $0.01 per share	1,550	1,330
Additional paid-in capital	1,498,025	979,113
Retained earnings	1,074,258	718,555
Accumulated other comprehensive loss	(31,020)	(55,705)

Total stockholders’ equity	2,542,813	1,643,293

Total	$6,992,536	$6,582,266

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31

	2003	2002	2001

	(Dollars in thousands, except share data)
Net sales	$9,184,616	$8,991,464	$5,974,555
Cost of sales	6,808,207	6,642,773	4,574,258

Gross profit	2,376,409	2,348,691	1,400,297
Operating costs and expenses:
Selling and distribution	1,345,065	1,321,763	794,937
General and administrative	317,342	337,496	176,642
Amortization of intangibles	4,949	7,775	51,361
Plant closing and rationalization costs	11,787	19,050	9,550
Other operating income	(68,719)		(17,306)

Total operating costs and expenses	1,610,424	1,686,084	1,015,184

Operating income	765,985	662,607	385,113
Other (income) expense:
Interest expense, net	181,134	197,685	103,820
Financing charges on trust issued preferred securities	14,164	33,578	33,581
Equity in (earnings) losses of unconsolidated affiliates	(244)	7,899	23,620
Other (income) expense, net	(2,625)	2,660	4,817

Total other expense	192,429	241,822	165,838

Income from continuing operations before income taxes	573,556	420,785	219,275
Income taxes	217,853	152,988	80,160
Minority interest in earnings		46	31,431

Income from continuing operations	355,703	267,751	107,684
Loss on sale of discontinued operations, net of tax		(8,231)
Income from discontinued operations, net of tax		879	3,592

Income before cumulative effect of accounting change	355,703	260,399	111,276
Cumulative effect of accounting change, net of tax		(84,983)	(1,446)

Net income	$355,703	$175,416	$109,830

Basic earnings per common share:
Income from continuing operations	$2.45	$1.98	$1.28
Income (loss) from discontinued operations		(.05)	.04
Cumulative effect of accounting change		(.63)	(.02)

Net income	$2.45	$1.30	$1.30

Diluted earnings per common share:
Income from continuing operations	$2.27	$1.77	$1.17
Income (loss) from discontinued operations		(.05)	.03
Cumulative effect of accounting change		(.51)	(.01)

Net income	$2.27	$1.21	$1.19

Average common shares — Basic	145,201,412	135,031,274	84,454,194

Average common shares — Diluted	160,695,670	163,163,904	110,676,222

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
			Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (loss)	Equity	Income

	(Dollars in thousands)
Balance, January 1, 2001	81,856,947	$819	$165,815	$433,309	$(1,111)	$598,832
Issuance of common stock	3,943,941	39	62,603			62,642
Purchase and retirement of treasury stock	(370,002)	(4)	(6,054)			(6,058)
Net income				109,830		109,830	$109,830
Acquisition of Dean Foods Company	46,378,584	464	738,902			739,366
Other comprehensive income (Note 12):
Cumulative effect of accounting change					(6,403)	(6,403)	(6,403)
Change in fair value of derivative instruments					(9,438)	(9,438)	(9,438)
Reclassification of minority interest portion of derivative fair values					(10,033)	(10,033)	(10,033)
Cumulative translation adjustment					(2,232)	(2,232)	(2,232)
Minimum pension liability adjustment					(626)	(626)	(626)

Comprehensive income							$81,098

Balance, December 31, 2001	131,809,470	1,318	961,266	543,139	(29,843)	1,475,880
Issuance of common stock	5,278,170	53	88,578			88,631
Reclassification of Legacy Dean stock option liability			30,461			30,461
Purchase and retirement of treasury stock	(4,126,200)	(41)	(101,192)			(101,233)
Net income				175,416		175,416	$175,416
Other comprehensive income (Note 12):
Change in fair value of derivative instruments					(46,803)	(46,803)	(46,803)
Amounts reclassified to income statement related to derivatives					24,014	24,014	24,014
Cumulative translation adjustment					8,408	8,408	8,408
Minimum pension liability adjustment					(11,481)	(11,481)	(11,481)

Comprehensive income							$149,554

Balance, December 31, 2002.	132,961,440	1,330	979,113	718,555	(55,705)	1,643,293
Issuance of common stock	5,798,235	58	121,592			121,650
Exchange of trust issued preferred securities	22,901,839	229	582,757			582,986
Purchase and retirement of treasury stock	(6,668,300)	(67)	(185,437)			(185,504)
Net income				355,703		355,703	$355,703
Other comprehensive income (Note 12):
Change in fair value of derivative instruments					(7,650)	(7,650)	(7,650)
Amounts reclassified to income statement related to derivatives					25,610	25,610	25,610
Cumulative translation adjustment					18,247	18,247	18,247
Minimum pension liability adjustment					(11,522)	(11,522)	(11,522)

Comprehensive income							$380,388

Balance, December 31, 2003	154,993,214	$1,550	$1,498,025	$1,074,258	$(31,020)	$2,542,813

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income	$355,703	$175,416	$109,830
Income from discontinued operations		(879)	(3,592)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191,885	173,994	145,898
(Gain) loss on disposition of assets	(67,362)	4,586	(46,270)
Minority interest		120	51,402
Equity in (earnings) loss of unconsolidated affiliates	(244)	7,899	23,620
Loss on sale of discontinued operations		8,231
Loss on early extinguishment of debt			7,271
Cumulative effect of accounting change		84,983	1,446
Write-down of impaired assets	8,757	11,253	6,812
Deferred income taxes	143,267	75,605	41,500
Tax savings on stock option exercises	26,380	13,923	9,319
Other	(8,990)	2,719	2,402
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(67,565)	99,775	(3,199)
Inventories	(18,718)	18,167	(4,703)
Prepaid expenses and other assets	20,663	(943)	(17,137)
Accounts payable and accrued expenses	(89,367)	(51,193)	(16,929)
Income taxes payable	27,893	18,961	(2,444)

Net cash provided by continuing operations	522,302	642,617	305,226
Net cash provided by discontinued operations		13,147	2,701

Net cash provided by operating activities	522,302	655,764	307,927
Cash flows from investing activities:
Additions to property, plant, and equipment	(291,662)	(241,982)	(131,210)
Cash outflows for acquisitions and investments	(246,573)	(222,149)	(1,146,077)
Net proceeds from divestitures	89,950	148,313
Proceeds from sale of fixed assets	12,112	6,765	2,683

Net cash used in continuing operations	(436,173)	(309,053)	(1,274,604)
Net cash used in discontinued operations		(5,138)	(5,896)

Net cash used in investing activities	(436,173)	(314,191)	(1,280,500)
Cash flows from financing activities:
Proceeds from issuance of debt	349,680	637,500	2,203,725
Repayment of debt	(322,691)	(992,797)	(1,173,335)
Payments of deferred financing, debt restructuring and merger costs	(5,200)	(2,887)	(47,125)
Distributions to minority interest holders			(10,363)
Issuance of common stock, net of expenses	95,270	74,988	50,599
Redemption of common stock	(199,521)	(87,211)	(6,058)
Redemption of trust issued preferred securities	(2,420)

Net cash provided by (used in) financing activities	(84,882)	(370,407)	1,017,443

Increase (decrease) in cash and cash equivalents	1,247	(28,834)	44,870
Cash and cash equivalents, beginning of period	45,896	74,730	29,860

Cash and cash equivalents, end of period	$47,143	$45,896	$74,730

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Our Business — We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products. Our Specialty Foods Group is one of the leading pickle processors in the United States and a maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

      Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

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

Asset	Useful Life

Buildings and improvements	7 to 40 years
Machinery and equipment	3 to 20 years

      Impairment tests are performed when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

      Intangible and Other Assets — Prior to January 1, 2002, intangibles were amortized over their related estimated useful lives as follows:

Asset	Useful Life

Goodwill	Straight-line method over 25 to 40 years
Identifiable intangible assets:
Customer lists	Straight-line method over 7 to 10 years
Customer supply contracts	Straight-line method over the terms of the agreements
Trademarks/trade names	Straight-line method over 10 to 40 years
Noncompetition agreements	Straight-line method over the terms of the agreements
Patents	Straight-line method over 15 years
Deferred financing costs	Interest method over the terms of the related debt

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite useful lives are no longer amortized. Instead, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques. Upon adoption of SFAS No. 142, we conducted transitional impairment tests and recorded certain impairments. See Note 6.

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

      Minority Interest in Subsidiaries — Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. Equity in earnings/ (losses) represents the proportional share of the earnings or losses of these subsidiaries less any cash distributions made. At December 31, 2003, there were no outstanding minority interests.

      Employee Stock-Based Compensation — We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. See Note 11.

      We have elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers or directors. Accordingly, no compensation expense has been recognized since stock options granted were at exercise prices which approximated or exceeded market value at the grant date. Compensation expense for deferred stock units (“DSUs”) is recorded over the vesting period. Had compensation expense been determined for all stock-based compensation using fair value

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Year Ended December 31

	2003	2002	2001

	(In thousands, except share data)
Net income, as reported	$355,703	$175,416	$109,830
Add: Stock-based compensation expense included in reported net income, net of tax	2,396
Less: Stock-based compensation expense determined under fair value-based methods for all awards, net of tax	(36,614)	(31,249)	(16,926)

Pro forma net income	$321,485	$144,167	$92,904

Net income per share:
Basic — as reported	$2.45	$1.30	$1.30
— pro forma	2.21	1.07	1.10
Diluted — as reported	2.27	1.21	1.19
— pro forma	2.06	1.01	1.03
Stock option share data:
Stock options granted during period	3,508,667	7,710,438	3,732,450
Weighted average option fair value	$11.61	$9.99	$7.43
DSU data:
DSUs granted during period	806,838
Weighted average unit fair value	$25.06

      The fair value of each stock option grant is calculated using the Black-Scholes option pricing model, with the following assumptions:

	2003	2002	2001

Expected volatility	37 – 38%	38%	40%
Expected dividend yield	0%	0%	0%
Expected option term	7 years	7 years	7 years
Risk-free rate of return	3.03 – 4.00%	4.09 – 4.87%	4.51 – 5.19%

      Revenue Recognition and Accounts Receivable — Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” revenue is reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience.

      Income Taxes — All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, which are organized as limited liability companies or limited partnerships, are also included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31,

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003 no provision had been made for U.S. federal or state income tax on approximately $19.4 million of accumulated foreign earnings.

      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

      Advertising Expense — Advertising expense is comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $108.3 million in 2003, $91.1 million in 2002 and $41.1 million in 2001. Additionally, prepaid advertising costs were $0.4 million and $4.9 million at December 31, 2003 and 2002, respectively.

      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect the cost of shipping products to customers through third party carriers, inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $988.1 million, $951.9 million and $639.2 million during 2003, 2002 and 2001, respectively.

      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries.

      Plant Closing and Rationalization Costs — We have an on-going plant closing and rationalization strategy. We periodically record plant closing and rationalization charges when we have identified a plant for closure or other rationalization opportunity, developed a plan and notified the affected employees. Effective January 1, 2003, we record these charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Plant closings initiated prior to January 1, 2003 continue to be accounted for under the old guidance. See “Recently Adopted Accounting Pronouncements.”

      Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

      Stock Split — On June 9, 2003, we effected a three-for-two split of our common stock, and on April 23, 2002, we effected a two-for-one stock split. All share numbers contained in our Consolidated Financial Statements and in these Notes have been adjusted for all periods to reflect the stock splits.

      Recently Adopted Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the associated legal obligation for the liability is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortized over the useful life of the asset. SFAS No. 143 became effective for us in 2003. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

      SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002 and is applicable to fiscal years beginning after May 15, 2002. One of the provisions of this technical statement is the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” whereby any gain or loss on the early extinguishment of debt that was classified as an extraordinary item in prior periods in accordance with SFAS No. 4, which does not meet the criteria of an extraordinary item as defined by APB Opinion No. 30, must be reclassified. Adoption of this standard required us to reclassify gains and losses related to early extinguishment of debt that were previously reported as extraordinary as a component of “interest expense.” Interest expense was increased by $7.3 million in 2001 as a result of the adoption, but there was no effect on net income.

      In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and is effective for exit or disposal activities that are initiated after December 31, 2002. Our adoption of this standard changed the timing of the recognition of certain charges associated with exit and disposal activities.

      In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies,” relating to the accounting for and disclosure of certain guarantees issued and indemnification obligations incurred. FIN No. 45 requires disclosure of certain guarantees and indemnification obligations. It also requires liability recognition for the fair value of certain guarantees and indemnification obligations made or incurred after December 31, 2002. We adopted FIN No. 45 effective January 1, 2003. See Note 18 for the disclosures required by FIN No. 45. The adoption of this pronouncement did not have a material impact on our Consolidated Financial Statements.

      In December 2003, FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003).” FIN 46(R) provides guidance for identifying a controlling interest in a variable interest entity (“VIE”) established by means other than voting interests. FIN 46(R) also requires consolidation of a VIE by an enterprise that holds such a controlling interest. The effective date for interest qualification is December 31, 2003. We currently utilize special purpose limited liability entities to facilitate our receivable-backed facility. Since their formations, these entities have been consolidated in our financial statements for financial reporting purposes. Therefore, the adoption of FIN No. 46(R) had no material impact on our Consolidated Financial Statements.

      In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. Our reporting for our hedging activities is within the requirements of this statement, therefore SFAS No. 149 had no impact on our Consolidated Financial Statements.

      In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement, which became effective for us on July 1, 2003, requires that certain financial instruments which had previously been classified as equity be classified as

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities. We have no outstanding securities that meet the criteria of SFAS No. 150. Therefore, SFAS No. 150 had no impact on our Consolidated Financial Statements.

      In December 2003, FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we will be required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, requires that changes in relevant law be considered in current measurement of postretirement benefit costs. We are currently evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

      Reclassifications — Certain reclassifications have been made to conform the prior years’ Consolidated Financial Statements to the current year classifications

2.     ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

     General

      In total, we completed the acquisitions of 16 businesses during 2003, 2002 and 2001, which included the acquisition of the former Dean Foods Company (“Legacy Dean”) for a purchase price of approximately $1.7 billion in December 2001.

      All of these acquisitions were funded with cash flows from operations, borrowings under our credit facility and our accounts receivables-backed facilities and, in the case of the acquisition of Legacy Dean, the issuance of 46,378,584 shares of our common stock with a fair market value of $739.4 million.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31

	2003	2002		2001

	(In thousands)
Purchase prices:
Cash paid, net of cash acquired	$246,573	$206,307	(1)	$1,146,077
Cash acquired in acquisitions	171	17,870		15,060
Common stock issued				739,366
Operations of 11 divested plants				287,989

Total purchase prices	$246,744	$224,177		2,188,492
Fair values of net assets acquired:
Assets acquired	102,709	147,650		2,283,882
Liabilities assumed	(28,771)	(29,172)		(1,511,436)

Total fair value of net assets acquired	73,938	118,478		772,446

Goodwill	$172,806	$105,699		$1,416,046

(1)	An additional $15.8 million was paid in 2002 as part of the Legacy Dean acquisition.

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2003, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

2003 Acquisitions

      Cremora — On December 24, 2003, our Specialty Foods Group acquired the “Cremora®” branded non-dairy powdered coffee creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated approximately $8.9 million of net sales for us in 2003. Cremora is the first branded powdered coffee creamer offering for Specialty Foods. The Cremora brand had sales of approximately $15.8 million in the twelve months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under our senior credit facility.

      Kohler Mix — On October 15, 2003, we acquired Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler’s product line consists primarily of private label ultra-pasteurized ice cream mixes, creamers and creams, sold primarily in the foodservice channel. Since the acquisition, Kohler has been part of our former Morningstar/ White Wave segment. Effective January 1, 2004, Kohler became part of our Dairy Group, along with all of Morningstar Foods’ other private label and manufacturing operations. The acquisition of Kohler increased the Dairy Group’s ultra-high temperature processing capacity,

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which we need to meet the expanding needs of our Branded Products Group segment (formerly known as the Morningstar/ White Wave segment). Kohler had net sales of approximately $187.5 million for the 12 months ended August 31, 2003 and has three plants located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. We paid approximately $158.6 million for the purchase of Kohler, all of which was funded using borrowings under our receivables-backed facility.

      Melody Farms — On June 9, 2003, our Dairy Group acquired Melody Farms, LLC. Melody Farms, which is now a part of the Midwest region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan, that produces fluid dairy and ice cream products from two plants in Michigan. Our acquisition of Melody Farms expands our distribution reach and allows us to better serve our customers in the Michigan area. Melody Farms had net sales of approximately $116 million during the 12 months ended March 31, 2003. We paid approximately $52.7 million for Melody Farms, all of which was funded using borrowings under our receivables-backed facility.

      Other — During 2003, our Dairy Group completed the following acquisitions for an aggregate purchase price of $22.6 million:

•	In December, a dairy plant located in Baxley, Georgia.

•	In October, a distributor located in Dallas, Texas; and

•	In September, a distributor located in Veguita, New Mexico;

•	In August, a dairy located in Calverton, New York;

•	In July, a distributor located in Reno, Nevada;

•	In July, an ice cream plant located in Boise, Idaho;

•	In March, a distributor located in Nashville, Tennessee;

     2002 Acquisitions

      Marie’s — On May 17, 2002, we bought the assets of Marie’s Quality Foods, Marie’s Dressings, Inc. and Marie’s Associates, makers of Marie’s® brand dips and dressings in the western United States, for an aggregate purchase price of approximately $23.5 million. Prior to the acquisition, we licensed the Marie’s brand to Marie’s Quality Foods and Marie’s Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our Branded Products Group segment is now the sole owner, manufacturer and marketer of Marie’s brand products nationwide.

      White Wave — On May 9, 2002, we acquired the 64% equity interest in White Wave, Inc. that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk® soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, 2002, we owned approximately 36% of White Wave, as a result of certain investments made by Legacy Dean beginning in 1999. We decided to purchase the remaining 64% equity interest, for a total price of approximately $192.8 million because of the success that Silk had experienced in the refrigerated soymilk category and we believed it was important that we have a successful branded soymilk offering in order to better serve our customers and consumers. Existing management of White Wave has remained in place after the acquisition. We have agreed to pay White Wave’s management team an incentive bonus based on achieving certain sales growth targets by the end of March 2004. The bonus amount will depend on the level of two-year cumulative sales White Wave achieves by the end of March 2004, and is anticipated to be approximately $39 million. Amounts expected to be payable under the bonus plan have been expensed each quarter based on White Wave’s performance during the quarter. See Note 18.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other — In January 2002, we bought a milk plant in Fort Worth, Texas, and in December 2002, we purchased an ice cream plant in Denver, Colorado for an aggregate purchase price of $8 million.

     2001 Acquisitions

      Dean Foods Company — On December 21, 2001, we completed our acquisition of Legacy Dean. Legacy Dean is now our wholly-owned subsidiary. Immediately upon completion of the transaction, Legacy Dean changed its name to Dean Holding Company and we changed our name to Dean Foods Company. As a result of the transaction, each share of common stock of Legacy Dean was converted into 1.287 shares of our common stock and the right to receive $21 in cash. The aggregate purchase price recorded was $1.7 billion, including $756.8 million of cash paid to Legacy Dean stockholders and common stock valued at $739.4 million. The value of the approximately 46.5 million common shares issued was determined based on the average market price of our common stock during the period from April 2 through April 10, 2001 (the merger was announced on April 5, 2001). In addition, each of the options to purchase Legacy Dean’s common stock outstanding on December 21, 2001 was converted into an option to purchase 2.256 shares of our stock. As discussed below, the holders of these options had the right, during the ninety day period following the acquisition, to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment.

      We decided to acquire Legacy Dean for the above-described consideration after considering a number of factors, including:

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

      Also on December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% stake in our Dairy Group for consideration consisting of: (1) approximately $145.4 million in cash, and (2) the operations of eleven plants (including seven of our plants and four of Legacy Dean’s plants) located in nine states where we and Legacy Dean had overlapping operations. Also in connection with the transaction, we delivered a contingent promissory note in the original principal amount of $40 million to secure our obligation to renew certain of our milk supply agreements with DFA until 2021. See Note 18 for a further discussion of this obligation. As a result of this transaction, we now own 100% of our Dairy Group.

      In connection with the merger, we entered into a new credit facility and expanded our receivables-backed loan facilities. We used the proceeds from the credit facility and receivables-backed loan facilities to fund the cash portion of the merger consideration and the acquisition of DFA’s minority interest, to refinance certain indebtedness and to pay certain transaction costs.

      Legacy Dean’s operations and the acquisition of DFA’s minority interest are reflected in our Consolidated Financial Statements after December 21, 2001.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Legacy Dean, and includes the effects of divesting four Legacy Dean plants.

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

      The approximately $1.52 billion of goodwill was assigned to Legacy Dean’s Dairy Group, NRP and Specialty segments in the amounts of $1.01 billion, $215 million and $290 million, respectively. None of the goodwill is expected to be deductible for tax purposes.

      The final allocation of the purchase price to the fair values of assets and liabilities of Legacy Dean and the related business integration plans was completed in the fourth quarter of 2002. This final allocation process increased goodwill by approximately $55.4 million, primarily as a result of the final determination of the fair values of depreciable tangible assets and business integration plans.

      The purchase price allocation of Legacy Dean included a liability for payment obligations to Legacy Dean employees related to Legacy Dean stock options as a result of the change in control of Legacy Dean. Under Legacy Dean’s stock option agreements, upon a change in control, employees had the right to surrender their stock options to us, in lieu of exercise, in exchange for a cash payment during the ninety day period following the change in control. The required cash payment varied depending on the type of stock option and the grant date with certain stock options requiring a cash payment equal to the difference between the exercise price and the highest closing price of our stock during the sixty day period beginning thirty days before and ending 30 days after the completion of the change in control transaction, and certain of the stock option agreements required a tax gross-up payment upon surrender. Cash payments of approximately $44.2 million were made. At the conclusion of the surrender period, the remaining liability of approximately $30.5 million was transferred to stockholders’ equity as the underlying stock options remained outstanding.

      We also incurred a change in control obligation of approximately $4.9 million for payments to 18 officers under Legacy Dean’s long-term incentive plan and transition bonuses to 5 officers of Legacy Dean, both of which became earned and payable upon consummation of the merger; and severance obligations of approximately $17.5 million related to the termination of certain employees and officers of Legacy Dean as a result of the decision to eliminate certain Legacy Dean administrative functions.

      The unaudited results of operations on a pro forma basis for the year ended December 31, 2001 as if the acquisition of Legacy Dean, and the purchase of DFA’s minority interest (including the divestiture of the

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11 plants transferred in partial consideration of that interest) had occurred as of the beginning of 2001 are as follows:

Year Ended December 31, 2001

(In thousands,
except per share data)
Net sales	$10,058,288
Income from continuing operations before taxes	289,058
Net income from continuing operations	178,411
Earnings per share from continuing operations:
Basic	$1.38
Diluted	$1.28

      Minority Interest in Spanish Operations — In August of 2001, we purchased the 25% minority interest in Leche Celta, our Spanish dairy processor that we did not already own, for approximately $12.6 million. We funded this purchase with cash flow from operations.

Divestitures

      In order to more closely align both our assets and our management resources with our strategic direction, part of our strategy in 2003 and 2002 was to divest certain assets. On July 31, 2003, we completed the sale of the frozen pre-whipped topping and frozen coffee creamer operations of Morningstar Foods. We recorded a pre-tax gain on the sale of approximately $66.2 million. Also in July 2003, we sold certain Dairy Group delivery trucks and customer relationships in New York. The proceeds from the sale of businesses during 2003 was approximately $90 million. During 2002, we completed the sale of the following non-core businesses acquired as part of Legacy Dean’s Specialty Foods division: on January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler; on February 7, 2002, we completed the sale of the assets related to a boiled peanut business; and on October 11, 2002, we completed the sale of EBI Foods Limited, a U.K.-based manufacturer of powdered food coatings. Net proceeds from the sale of these three businesses totaled approximately $28.9 million. No gain or loss was recorded on the divestiture of Legacy Dean’s businesses during 2002 because the sales prices equaled the carrying values.

Discontinued Operations

      On December 30, 2002, we sold our operations in Puerto Rico for a net price of approximately $119.4 million. In accordance with generally accepted accounting principles, our financial statements have been restated to reflect our former Puerto Rico business as a discontinued operation.

      Revenues and income before taxes generated by our Puerto Rico operations were as follows:

	Year Ended
	December 31(2)

	2002	2001

	(In thousands)
Net sales	$221,908	$220,451
Income before tax(1)	1,762	4,213

(1)	Corporate interest expense of $5.5 million and $5.1 million in 2002 and 2001, respectively, was allocated to our Puerto Rico operations based on the ratio of our investment in them to total debt and equity.

(2)	All intercompany revenues and expenses have been appropriately eliminated in the table.

      In the first quarter of 2002, we recognized an impairment charge of $37.7 million related to the goodwill of our Puerto Rico operations in accordance with our implementation of SFAS No. 142 “Goodwill and Other

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets.” This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements.

3.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      Investment in Consolidated Container Company — We own a minority interest in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 2, 1999 when we sold our U.S. plastic packaging operations to CCC.

      Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters of 2001. As a result, by late 2001 CCC had become unable to comply with the financial covenants contained in its credit facility. We concluded that our investment was impaired and that the impairment was not temporary, and wrote off our remaining investment during the fourth quarter of 2001. Accordingly, our investment in CCC was recorded at $0 at December 31, 2001.

      In February 2002, CCC’s lenders agreed to restructure CCC’s credit agreement to modify the financial covenants, subject to the agreement of CCC’s primary shareholders to guarantee certain of CCC’s indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10 million of CCC’s revolving credit indebtedness. By late 2002, CCC was again unable to comply with the terms of its credit agreement. CCC’s lenders agreed to again restructure CCC’s credit agreement, subject to the agreement of CCC’s primary shareholders to provide a total of $35 million of additional debt financing to CCC. In the fourth quarter of 2002, we agreed to loan CCC $10 million of the $35 million in additional financing, in exchange for cancellation of our pre-existing $10 million guaranty and the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. Our loan to CCC is due on December 31, 2007 (or upon the earlier payment in full of CCC’s senior debt) and is secured by a subordinate lien on certain of CCC’s assets. The loan is not scheduled to be repaid until after CCC’s senior debt has been paid. Therefore, our right to enforce payment of the loan is limited prior to payment in full of CCC’s senior debt. The loan bears interest at the prime rate plus 2.25%, or the eurodollar rate plus 3.25%, at CCC’s option. Upon maturity of the loan, we will be entitled to receive a $400,000 fee, plus an additional fee in respect of the unpaid principal amount of the loan from January 10, 2003 to the maturity date of the loan, computed at an annual rate of 11.3%. Because our participation in this transaction was not in proportion to our ownership interest in CCC, our ownership interest was diluted from approximately 43% to approximately 40%. On a fully-diluted basis, our interest is approximately 36%.

      Because we made the $10 million loan to CCC, generally accepted accounting principles required us to recognize a portion of CCC’s 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. Accordingly, our investment in CCC was recorded at $0 at December 31, 2003 and 2002. Our equity in losses included in our consolidated statement of income for 2003, 2002 and 2001 was $0, $10 million and $23.7 million, respectively.

      Approximately 5% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the seven seats on CCC’s Management Committee. We have long-term supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2003, we spent approximately $167.9 million on products purchased from CCC.

      Investment in Horizon Organic — As of December 31, 2003 and 2002, we had an approximately 13% interest in Horizon Organic Holding Corporation. We accounted for this investment under the equity method

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accounting, because we had the ability to influence the operating policies of Horizon Organic given the size of our investment and the fact that we controlled one seat on their Board of Directors. On January 2, 2004 we acquired the 87% of Horizon Organic that we did not already own. Prior to that, Horizon Organic’s common stock traded on the Nasdaq under the symbol “HCOW.” The quoted stock price ranged from $11.07 to $24.00 during 2003. The closing stock price on December 31, 2003 was $23.95 per share, resulting in a market value of our investment of $32.1 million. Our investment in Horizon Organic at December 31, 2003, 2002 and 2001 was recorded at $16.6 million, $16.4 million and $16.5 million, respectively, and our equity in earnings included in our consolidated statement of income for 2003, 2002 and 2001 was income of $0.2 million, a loss of $0.1 million and income of $0.1 million, respectively.

      Investment in White Wave — From December 21, 2001 to May 9, 2002, we owned a 36% interest in White Wave, Inc. This investment was made by Legacy Dean prior to our acquisition of Legacy Dean. On May 9, 2002, we acquired the remaining equity interest in White Wave and began consolidating White Wave’s results with our financial results.

      Investment in Momentx — As of December 31, 2003 and 2002, we had an approximately 16% interest in Momentx, Inc. Our investment in Momentx at both December 31, 2003 and 2002 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. During 2001, we recorded an impairment charge on this investment of $3.6 million in “Other (income) expense, net” to reflect the current value of our equity stake based on their latest financing.

4.     INVENTORIES

	December 31

	2003	2002

	(In thousands)
Raw materials and supplies	$165,206	$151,179
Finished goods	261,272	249,168

Total	$426,478	$400,347

      Approximately $97.6 million and $97.3 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2003 and 2002, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

5.     PROPERTY, PLANT AND EQUIPMENT

	December 31

	2003	2002

	(In thousands)
Land	$153,257	$145,978
Buildings and improvements	642,468	569,001
Machinery and equipment	1,616,100	1,391,114

	2,411,825	2,106,093
Less accumulated depreciation	(638,270)	(477,669)

Total	$1,773,555	$1,628,424

      For 2003 and 2002, we capitalized $3.4 million and $1.5 million in interest, respectively, related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     INTANGIBLE ASSETS

      On January 1, 2002, we adopted SFAS No. 142, which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized, and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for the year ended December 31, 2001 have not been restated. The following sets forth a reconciliation of net income and earnings per share information for the year ended December 31, 2001 eliminating amortization of goodwill and intangible assets with indefinite lives.

	2003	2002	2001

	(In thousands, except per share data)
Reported income from continuing operations	$355,703	$267,751	$107,684
Goodwill amortization, net of tax and minority interest			24,481
Trademark amortization, net of tax and minority interest			2,355

Adjusted income from continuing operations	$355,703	$267,751	$134,520

Reported net income	$355,703	$175,416	$109,830
Goodwill amortization, net of tax and minority interest			26,247
Trademark amortization, net of tax and minority interest			2,355

Adjusted net income	$355,703	$175,416	$138,432

Basic earnings per share:
Income from continuing operations	$2.45	$1.98	$1.28
Goodwill amortization			.28
Trademark amortization			.03

Adjusted income from continuing operations	$2.45	$1.98	$1.59

Reported net income	$2.45	$1.30	$1.30
Goodwill amortization			.31
Trademark amortization			.03

Adjusted net income	$2.45	$1.30	$1.64

Diluted earnings per share:
Income from continuing operations	$2.27	$1.77	$1.17
Goodwill amortization			.22
Trademark amortization			0.2

Adjusted income from continuing operations	$2.27	$1.77	$1.41

Reported net income	$2.27	$1.21	$1.19
Goodwill amortization			$.23
Trademark amortization			.02

Adjusted net income	$2.27	$1.21	$1.44

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

		Morningstar/	Specialty
	Dairy Group	White Wave	Foods Group	Other	Total

	(In thousands)
Balance at December 31, 2001	$2,123,702	$389,572	$290,000	$57,710	$2,860,984
Purchase accounting adjustments	21,710	19,358	14,290		55,358
Acquisitions	3,977	101,722			105,699
Currency changes and other				13,376	13,376

Balance at December 31, 2002	2,149,389	510,652	304,290	71,086	3,035,417
Purchase accounting adjustments	(12,623)	(12,091)			(24,714)
Acquisitions	53,305	112,001	7,500		172,806
Currency changes and other				14,039	14,039

Balance at December 31, 2003	$2,190,071	$610,562	$311,790	$85,125	$3,197,548

      In accordance with SFAS No. 142, we completed a goodwill impairment assessment on our goodwill balances during 2002. The results of this test indicated that the goodwill related to our Puerto Rico reporting unit was impaired at January 1, 2002. In the fourth quarter of 2002, we determined that the impairment that existed as of January 1, 2002 was $37.7 million (net of tax). As required by SFAS No. 142, we recorded the impairment in our income statement as the cumulative effect of accounting change retroactive to the first quarter of 2002. See Note 2 for information related to the sale of our Puerto Rico operating unit. Our 2003 annual impairment test, which was completed in the fourth quarter of 2003, indicated no goodwill impairment.

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2003 and 2002 are as follows:

	December 31

	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$485,358	$(14,274)	$471,084	$478,691	$(14,274)	$464,417
Intangible assets with finite lives:
Customer-related	50,850	(12,187)	38,663	56,864	(13,270)	43,594

Total other intangibles	$536,208	$(26,461)	$509,747	$535,555	$(27,544)	$508,011

      In accordance with SFAS No. 142, we completed an impairment assessment of our intangibles with indefinite useful lives, other than goodwill, during the first quarter of 2002 as of January 1, 2002. We determined that an impairment of $47.3 million, net of income tax benefit of $29 million existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and Morningstar/ White Wave segments, and was recorded in the first quarter as the cumulative effect of an accounting change. The fair value of these trademarks was determined using a present value technique. Our annual impairment test for 2003 was completed in the fourth quarter of 2003 and an impairment of $2.3 million was recorded for a trademark that we are no longer using.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense on intangible assets for the years ended December 31, 2003, 2002 and 2001 was $5.5 million, $7.8 million and $7.8 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2004	$4.9 million
2005	$4.8 million
2006	$4.5 million
2007	$4.4 million
2008	$4.3 million

7.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2003	2002

	(In thousands)
Accounts payable	$517,852	$510,531
Payroll and benefits	161,700	150,679
Health insurance, workers’ compensation and other insurance costs	51,720	53,319
Other accrued liabilities	193,435	266,489

Total	$924,707	$981,018

8.     INCOME TAXES

      The following table presents the 2003, 2002 and 2001 provisions for income taxes.

	Year Ended December 31

	2003	2002(1)	2001(2)

	(In thousands)
Current taxes payable:
Federal	$55,652	$47,618	$37,295
State	14,533	7,829	6,107
Foreign and other	4,401	3,238	3,319
Deferred income taxes	143,267	94,303	33,439

Total	$217,853	$152,988	$80,160

(1)	Excludes a $0.9 million income tax expense related to discontinued operations and a $29 million income benefit related to a cumulative effect of accounting change.

(2)	Excludes a $1.5 million income tax benefit related to a cumulative effect of accounting change and a $0.6 million income tax expense related to discontinued operations.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Tax expense at statutory rates	$200,746	$147,274	$76,746
State income taxes	11,732	16,320	3,290
Change in valuation allowance	7,493	4,527	1,537
Tax effect of tax-exempt earnings			(2,387)
Nondeductible goodwill			5,527
Favorable tax settlement		(10,076)
Other	(2,118)	(5,057)	(4,553)

Total	$217,853	$152,988	$80,160

      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2003	2002

	(In thousands)
Deferred income tax assets:
Net operating loss carry-forwards	$11,402	$11,990
Asset valuation reserves	17,096	10,859
Non-deductible accruals	157,268	130,753
State and foreign tax credits	8,389	7,632
Derivative instruments	13,593	27,433
Other	1,404	8,860
Valuation allowances	(13,557)	(6,064)

	195,595	191,463
Deferred income tax liabilities:
Depreciation and amortization	(428,624)	(312,165)
Basis differences in unconsolidated affiliates	(18,067)	(8,777)

	(446,691)	(320,942)

Net deferred income tax liability	$(251,096)	$(129,479)

      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2003	2002

	(In thousands)
Current assets	$137,055	$158,337
Noncurrent assets		6,440
Noncurrent liabilities	(388,151)	(294,256)

Total	$(251,096)	$(129,479)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, we had approximately $3.8 million of federal net operating losses and approximately $4.3 million of federal tax credits available for carry-over to future years. The losses are subject to certain limitations and will expire beginning in 2007.

      A valuation allowance of $13.5 million has been established because we believe it is “more likely than not” that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

9.     LONG-TERM DEBT

	December 31

	2003		2002

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$1,784,053	3.05%	$1,827,500	3.65%
Subsidiary debt obligations:
Senior notes	660,663	6.625-8.15	656,951	6.625-8.15
Receivables-backed facility	302,500	1.84	145,000	2.28
Foreign subsidiary term loan			35,739	4.69
Other lines of credit	6,401	2.76	11,919	3.71-4.69
Industrial development revenue bonds	11,700	1.35-1.40	21,000	1.65-2.00
Capital lease obligations and other	26,197		29,815

	2,791,514		2,727,924
Less current portion	(180,158)		(173,442)

Total	$2,611,356		$2,554,482

      The scheduled maturities of long-term debt, at December 31, 2003, were as follows (in thousands):

2004	$180,158
2005	287,189
2006	516,567
2007	772,561
2008	716,422
Thereafter	358,281

Subtotal	2,831,178
Less discounts	(39,664)

Total outstanding debt	$2,791,514

      Senior Credit Facility — Our senior credit facility provides for a revolving line of credit and two term loans. During 2003, we amended our senior credit facility to lower our interest rates, modify certain covenants, increase the revolving line of credit from $800 million to $1 billion, increase the Tranche A term loan from $765 million to $1 billion, decrease the Tranche B term loan from $990 million to $750 million and provide for borrowings in euros up to $200 million under the $1 billion revolver. At December 31, 2003, there were outstanding term loan borrowings of $1.67 billion under this facility, and $112.8 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $108.9 million were issued but undrawn. At December 31, 2003, approximately $778.3 million was available for future borrowings under the revolving

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility, subject to satisfaction of certain conditions contained in the credit agreement. We are currently in compliance with all covenants contained in our credit agreement.

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

      EBITDA is defined in the credit agreement for any period as, the sum of (i) net income (excluding extraordinary items) after taxes for such period as determined in accordance with GAAP, plus (ii) an amount which, in the determination of such net income, has been deducted for (a) all interest expense, including the interest component under capital leases and the implied interest component under our receivables-backed facilities, plus net amounts payable (or minus net amounts receivable) under hedging agreements, minus interest income for such period, in each case as determined in accordance with GAAP, (b) total federal, state, local and foreign income, value added and similar taxes, (c) depreciation, amortization expense and other noncash charges, (d) pro forma cost savings add-backs resulting from non-recurring charges related to acquisitions to the extent permitted under the credit agreement and under Regulation S-X of the Securities Exchange Act of 1934 or as approved by the representative of the lenders and (e) other adjustments reasonably acceptable to the representative of the lenders.

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.05% at December 31, 2003. However, we had interest rate swap agreements in place that hedged $1.13 billion of our borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

      Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007; and

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

      Our credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

      In consideration of the revolving commitment, we pay a quarterly commitment fee on unused amounts of the $1 billion revolving credit facility that ranges from 25 to 37.5 basis points, depending on our leverage ratio (as defined in the credit agreement).

      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of indebtedness to EBITDA, as such terms are defined in the credit agreement) and an interest coverage ratio (computed as the ratio of EBITDA to interest expense, as such terms are defined in the credit agreement). In addition, this facility requires that we maintain a minimum level of net worth (as defined in the credit agreement).

      For the period from December 31, 2003 through March 31, 2005, our leverage ratio must be less than or equal to 4 to 1. Beginning April 1, 2005, our leverage ratio, calculated according to the definitions contained in the credit agreement, must be less than or equal to 3.75 to 1. As of December 31, 2003, our leverage ratio, calculated according to the definitions contained in the credit agreement, was 3.16 to 1.

      EBITDA, as used in our credit agreement, is not intended to represent cash flow from operations as defined by GAAP and should not be used as an alternative to net income as an indicator of our operating performance or to cash flow as a measure of our liquidity. Moreover, EBITDA is a term used by many companies to mean many different things. Therefore, neither our EBITDA nor our leverage ratio, calculated under our credit agreement, should be compared to any other company’s EBITDA or leverage ratio. We present our leverage ratio in this discussion not as a measure of our liquidity or performance but only to demonstrate our level of compliance with our credit agreement.

      Our interest coverage ratio must be greater than or equal to 3 to 1. As of December 31, 2003, our interest coverage ratio, calculated according to the definitions contained in the credit agreement, was 5.24 to 1.

      Our consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended December 31, 2003) by an amount equal to 50% of our consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of December 31, 2003, the minimum net worth requirement was $1.85 billion, and our actual net worth (as defined in the credit agreement) was $2.54 billion.

      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash consideration is not greater than $300 million, (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required percentage of lenders.

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of Legacy Dean’s subsidiaries, and the real property owned by Legacy Dean and its subsidiaries).

      The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

•	$98 million ($100 million face value), at 6.75% interest, maturing in 2005;

•	$250.4 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$186.1 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$126.2 million ($150 million face value), at 6.9% interest, maturing in 2017.

      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on Legacy Dean’s ability to divest assets not in the ordinary course of business.

      Receivables-Backed Facility — In November 2003, we amended our $400 million receivables securitization facility to increase the facility to $500 million. Certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During 2003, we made net borrowings of $157.5 million on this facility leaving an outstanding balance of $302.5 million at December 31, 2003. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 1.84% at December 31, 2003. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At December 31, 2003, we could have re-borrowed an additional $154.1 million under this facility.

      Foreign Subsidiary Term Loan — In connection with our acquisition of Leche Celta in February 2000, our Spanish subsidiary obtained a 42.1 million euro (as of December 30, 2003, approximately $53 million) non-recourse term loan from a syndicate of lenders, all of which was borrowed at closing and used to finance a portion of the purchase price. On December 30, 2003, we repaid the entire outstanding balance of the loan with borrowings under our senior credit facility.

      Other Lines of Credit — Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facilities described above. Leche Celta’s primary line of credit, which is in the principal amount of 15 million euros (as of December 31, 2003, approximately $18.9 million), was obtained on July 12, 2000, bears interest at a variable interest rate based on the ratio of Leche Celta’s debt to EBITDA (as defined in the corresponding loan agreement), is secured by our stock in Leche Celta and will expire in June 2007. Leche Celta also utilizes other local commercial lines of credit and receivables factoring facilities. At December 31, 2003, a total of $6.4 million was outstanding on these facilities at an average interest rate of 2.76%.

      Industrial Development Revenue Bonds — Certain of our subsidiaries have revenue bonds outstanding, some of which require nominal annual sinking fund redemptions. Typically, these bonds are secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. In December 2003, we made payments of $9 million, leaving an outstanding balance of $11.7 million. Interest on these bonds is due semiannually at interest rates that vary based on market conditions, which at December 31, 2003 ranged from 1.35% to 1.40%.

      Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for the purchase of property, plant, and equipment and capital lease obligations. The

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

      Letters of Credit — At December 31, 2003, there were $108.9 million of issued but undrawn letters of credit secured by our senior credit facility. In addition to the letters of credit secured by our credit facility, an additional $16.2 million of letters of credit were outstanding at December 31, 2003. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.

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

      The following table summarizes our various interest rate agreements in effect as of December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(in millions)
1.48% to 6.69	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      The following table summarizes our various interest rate agreements in effect as of December 31, 2002:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(in millions)
6.23%	June 2003	$50
4.29% to 4.69%	December 2003	275
4.01% to 6.69%	December 2004	275
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      In 2001, we entered into interest rate swap agreements that provided hedges for euro-denominated loans, which were repaid and replaced with a euro-denominated borrowing under our senior credit facility. The following swap hedges the euro-denominated debt. The following table describes this agreement:

Fixed Interest Rates	Expiration Date	Notional Amounts

5.60%	November 2004	12 million euros (approximately $15.1 million as of December 31, 2003 and $12.6 million as of December 31, 2002)

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

      As of December 31, 2003 and 2002, our derivative liability totaled $48.4 million and $80.4 million on our consolidated balance sheet respectively. This balance includes approximately $33.6 million and $42.8 million recorded as a component of accounts payable and accrued expenses at December 31, 2003 and 2002, respectively and $14.8 million and $37.6 million recorded as a component of other long-term liabilities at

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and 2002, respectively. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the years ended December 31, 2003 and 2002, respectively. Approximately $25.6 million and $24 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the years ended December 31, 2003 and 2002, respectively. We estimate that approximately $21.4 million of net derivative losses (net of income taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.

      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

10.	MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES

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

11.     STOCKHOLDERS’ EQUITY

      Our authorized shares of capital stock include 1 million shares of preferred stock and 500 million shares of common stock with a par value of $.01 per share.

      Stock Award Plans — We currently have two stock award plans with shares remaining available for issuance. These plans, including our 1997 Stock Option and Restricted Stock Plan and the 1989 Legacy Dean Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean), provide for grants of stock options, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million and approximately 5.7 million shares, respectively. Approximately 10.7 million and 1 million shares remained available for issuance under the 1997 and 1989 plans, respectively, as of March 10, 2004. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of our stock option compensation programs:

		Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2001	13,578,813	$12.99
Granted	3,732,450	14.56
Options issued to Legacy Dean option holders(1)	8,055,336	15.39
Canceled	(872,454)	15.47
Exercised	(3,398,355)	12.99

Outstanding at December 31, 2001	21,095,790	14.11
Granted	7,711,394	20.61
Canceled(2)	(4,297,922)	14.94
Exercised	(4,950,732)	13.79

Outstanding at December 31, 2002	19,558,530	16.55
Granted	3,508,667	25.08
Canceled	(1,094,262)	20.38
Exercised	(5,373,809)	15.17

Outstanding at December 31, 2003	16,599,126	$18.50

Exercisable at December 31, 2001	14,553,276	$14.38
Exercisable at December 31, 2002	8,997,098	14.42
Exercisable at December 31, 2003	8,333,658	15.62

(1)	In connection with our acquisition of Legacy Dean, all options to purchase Legacy Dean stock outstanding at the time of the acquisition were automatically converted into options to purchase our stock. Upon conversion, those options represented options to purchase a total of approximately 8.1 million shares of our common stock. Also, the acquisition triggered certain “change in control” rights contained in the option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 2.4 million shares were surrendered. See Note 2 to our Consolidated Financial Statements.

(2)	The acquisition of Legacy Dean triggered certain “change in control” rights contained in the Legacy Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 2.4 million shares were surrendered.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0 to $10.88	982,859	3.09	$8.67	982,859	$8.67
11.42 to 14.54	4,694,793	6.29	13.41	3,699,147	13.15
16.30 to 17.70	844,140	5.61	16.69	844,140	16.69
18.75 to 20.35	6,307,991	7.53	20.24	2,274,028	20.05
21.75 to 22.23	190,979	4.95	21.94	168,982	21.91
24.41 to 25.88	3,427,864	8.95	24.78	282,002	24.73
29.05 to 31.50	150,500	9.60	30.93	82,500	31.50

      During 2003, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors’ shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

		Grant Date
		Fair Value
Period	Number of Shares	Per Share

First quarter	13,435	$27.58
Second quarter	9,044	31.50
Third quarter	8,216	31.03
Fourth quarter	8,128	32.87

      We also issued DSUs to certain key employees and directors during 2003. Each DSU represents the right to receive one share of common stock in the future. DSUs have no exercise price. Each employee’s DSU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. DSUs granted to non-employee directors vest ratably over three years. The following table summarized the status of our DSU compensation program:

	Employees	Directors	Total

Outstanding at December 31, 2002
Issued	778,750	28,088	806,838
Cancelled	(125,250)		(125,250)

Outstanding at December 31, 2003	653,500	28,088	681,588

Weighted average fair value	$24.83	$31.50	$25.06
Compensation expense (in thousands)	$3,376	$147	$3,523

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31

	2003	2002	2001

Basic EPS computation:
Numerator:
Income from continuing operations	$355,703	$267,751	$107,684
Denominator:
Average common shares	145,201,412	135,031,274	84,454,194
Basic EPS from continuing operations	$2.45	$1.98	$1.28
Diluted EPS computation:
Numerator:
Income from continuing operations	$355,703	$267,751	$107,684
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	8,994	21,324	21,324

Income applicable to common stock	$364,697	$289,075	$129,008

Denominator:
Average common shares — basic	145,201,412	135,031,274	84,454,194
Stock option conversion(1)	5,346,882	5,132,746	3,221,679
Restricted stock	729,655
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities	9,417,721	22,999,884	23,000,349

Average common shares — diluted	160,695,670	163,163,904	110,676,222

Diluted EPS from continuing operations	$2.27	$1.77	$1.17

(1)	Stock option conversion excludes anti-dilutive shares of 58,344; 263,655 and 1,809,819 at December 31, 2003, 2002 and 2001, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Repurchases — On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We depleted the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100 million to $400 million. On November 2, 2000, the Board authorized a further increase to $500 million. On each of January 8, 2003 and February 12, 2003, the Board authorized additional increases of $150 million each. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2003.

	No. of Shares of
	Common Stock
Period	Repurchased	Purchase Price

Third Quarter 1998	3,000,000	$30.4 million
Fourth Quarter 1998	1,531,200	15.6 million
Second Quarter 1999	239,100	3.0 million
Third Quarter 1999	5,551,545	66.7 million
Fourth Quarter 1999	10,459,524	128.4 million
First Quarter 2000	2,066,400	27.2 million
Second Quarter 2000	2,898,195	42.2 million
Third Quarter 2000	4,761,000	77.0 million
Fourth Quarter 2000	120,000	2.1 million
First Quarter 2001	370,002	6.1 million
Fourth Quarter 2002	4,126,200	101.2 million
First Quarter 2003	4,854,900	128.5 million
Third Quarter 2003	360,000	9.9 million
Fourth Quarter 2003	1,453,400	47.1 million

Total	41,791,466	$685.4 million

      As of March 10, 2004, $114.6 million was available for spending under this program.

      Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     OTHER COMPREHENSIVE INCOME

      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income during the year ended December 31, 2003 and 2002 are included below.

	Pre-Tax
	Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, January 1, 2002	$(51,021)	$21,178	$(29,843)
Cumulative translation adjustment	13,392	(4,984)	8,408
Net change in fair value of derivative instruments	(74,332)	27,529	(46,803)
Amounts reclassified to income statement related to derivatives	38,945	(14,931)	24,014
Minimum pension liability adjustment	(18,668)	7,187	(11,481)

Accumulated other comprehensive income, December 31, 2002	(91,684)	35,979	(55,705)
Cumulative translation adjustment	16,210	2,037	18,247
Net change in fair value of derivative instruments	(12,338)	4,688	(7,650)
Amounts reclassified to income statement related to derivatives	43,733	(18,123)	25,610
Minimum pension liability adjustment	(18,652)	7,130	(11,522)

Accumulated other comprehensive income, December 31, 2003	$(62,731)	$31,711	$(31,020)

13.     EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

      We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2003, 2002 and 2001, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Defined benefit plans	$15,312	$9,052	$1,343
Defined contribution plans	16,873	13,731	7,891
Multi-employer pension and certain union plans	24,358	17,868	13,247

	$56,543	$40,651	$22,481

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations.

      As of December 31, 2003, the latest measurement date, the accumulated benefit obligation of the pension plan exceeded the fair value of plan assets. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, we recorded an additional minimum pension liability of $18.7 million ($11.5 million, net of income tax benefit). The adjustment to the additional minimum pension liability was included in other accumulated

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss as a direct charge to stockholders’ equity. As of December 31, 2003, the cumulative additional minimum pension charge included in accumulated other comprehensive income was $37.9 million ($23.6 million, net of income tax benefit).

      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets.

	December 31

	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$261,367	$280,281
Service cost	2,799	1,581
Interest cost	17,752	18,954
Plan participants’ contributions	73	332
Plan amendments	9,510
Assumption change		525
Actuarial (gain)/loss	18,521	1,163
Acquisition		23,750
Effect of settlement	(603)
Benefits paid	(28,225)	(65,219)

Benefit obligation at end of year	281,194	261,367

Change in plan assets:
Fair value of plan assets at beginning of year	124,759	178,251
Actual return on plan assets	24,952	(19,718)
Acquisition		2,609
Employer contribution	31,171	28,752
Plan participants’ contributions	73	84
Effect of settlement	(1,132)
Benefits paid	(28,225)	(65,219)

Fair value of plan assets at end of year	151,598	124,759

Funded status	(129,596)	(136,608)
Unrecognized net transition obligation	999	1,106
Unrecognized prior service cost	11,025	2,223
Unrecognized net loss	43,741	43,589

Net amount recognized	$(73,831)	$(89,690)

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost		$1,138
Accrued benefit liability	$(124,307)	(114,035)
Intangible asset	12,530	3,913
Accumulated other comprehensive income	37,946	19,294

Net amount recognized	$(73,831)	$(89,690)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2003 and 2002 follows:

	December 31

	2003	2002

	(In thousands)
Weighted-average assumptions as of December 31:
Discount rate	6.00- 6.50%	6.50- 6.75%
Expected return on plan assets	8.50%	6.75- 8.50%
Rate of compensation increase	4.00%	4.00%

      A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2003, 2002 and 2001 follows:

	Year Ended December 31

	2003	2002	2001

Weighted-average assumptions as of December 31:
Discount rate	6.50- 6.75%	7.25%	7.75%
Expected return on plan assets	6.75- 8.50%	6.75- 9.00%	6.75- 9.50%
Rate of compensation increase	4.00%	0-5.00%	0-5.00%

	December 31

	2003	2002	2001

	(In thousands)
Components of net periodic pension cost:
Service cost	$2,799	$1,581	$1,594
Interest cost	17,752	18,954	6,671
Effect of curtailment			311
Expected return on plan assets	(10,430)	(15,142)	(7,647)
Amortizations:
Unrecognized transition obligation	107	106	106
Prior service cost	708	190	207
Unrecognized net (gain)/loss	1,833	332	(47)
Divestiture change			148
Effect of settlement	2,543	3,031

Net periodic benefit cost	$15,312	$9,052	$1,343

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $281.2 million, $275.6 million and $151.6 million, respectively, as of December 31, 2003 and $240.9 million, $223.4 million and $120.4 million, respectively, as of December 31, 2002. Included in the above pension benefit tables is an unfunded supplemental retirement plan with a liability of $5.8 million and $7.3 million at December 31, 2003 and 2002, respectively.

      In 2003, we decided to consolidate the assets of our ten qualified pension plans into one master trust. This consolidation is expected to be completed in the first quarter of 2004. Also in 2003, we retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. We have developed an interim investment policy to ensure a smooth transition to the master trust. Our

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current asset mix guidelines under the interim investment policy target equities at 65-75% of the portfolio and fixed income at 25-35%. We expect to develop and adopt a long-term investment policy in early 2004.

      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on interim target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, fixed income and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.

      Our pension plan weighted average asset allocations at December 31, 2003 and 2002 by asset category were as follows:

Asset Category	December 31, 2003	December 31, 2002

Equity securities	65%	66%
Fixed income securities	18	26
Cash	14	3
Other	3	5

Total	100%	100%

      Equity securities of the plan did not include any investment in our common stock at December 31, 2003 or 2002.

      We expect to contribute $37.8 million to the pension plans for 2004.

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

      Multi-Employer Pension and Certain Union Plans — Certain of our subsidiaries contribute to various multi-employer pension and certain union plans, which are administered jointly by management and union representatives and cover substantially all full-time and certain part-time union employees who are not covered by our other plans. The Multi-Employer Pension Plan Amendments Act of 1980 amended ERISA to establish funding requirements and obligations for employers participating in multi-employer plans, principally related to employer withdrawal from or termination of such plans. We could, under certain circumstances, be liable for unfunded vested benefits or other expenses of jointly administered union/management plans. At this time, we have not established any significant liabilities because withdrawal from these plans is not probable or reasonably possible.

14.     POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

      Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2003	2002

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$20,813	$20,605
Service cost	1,169	1,039
Interest cost	1,217	1,139
Plan participants’ contributions		195
Plan amendments		(337)
Assumption change		(4,873)
Actuarial loss	598	4,249
Acquisitions		1,152
Benefits paid	(2,536)	(2,191)
Effect of curtailment		(165)

Benefit obligation at end of year	21,261	20,813
Fair value of plan assets at end of year

Funded status	(21,261)	(20,813)
Unrecognized prior service cost	(2,552)	(2,760)
Unrecognized net (gain)/loss	6,424	6,056

Net amount recognized	$(17,389)	$(17,517)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2003 and 2002 follows:

	December 31

	2003	2002

Healthcare inflation:
Initial rate	12.00%	8.33- 12.00%
Ultimate rate	5.00%	5.00- 6.00%
Year of ultimate rate achievement	2009	2008-2014
Discount rate	6.50%	6.75%

      The weighted average discount rate used to determine net periodic benefit cost was 6.75%, 7.25% and 7.75% for 2003, 2002 and 2001, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31

	2003	2002	2001

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,386	$2,178	$644
Amortizations:
Prior service cost	(207)	(210)	(43)
Unrecognized net (gain)/loss	230	133	(43)
Recognized net actuarial loss from curtailment			217

Net periodic benefit cost	$2,409	$2,101	$775

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$200	$(175)
Effect on postretirement obligation	1,146	(1,006)

      We expect to contribute $2.8 million to the postretirement health care plans for 2004.

15.     PLANT CLOSING AND RATIONALIZATION COSTS

      Plant Closing and Rationalization Costs — As part of our rationalization and cost reduction program, we recorded plant closing costs of $11.8 million, $19.1 million and $9.6 million during 2003, 2002 and 2001, respectively. In addition, our share of CCC’s restructuring charges was $1.7 million during 2001. This amount was recorded as an adjustment to equity in earnings of unconsolidated affiliates.

      The charges recorded during 2003 are related to the following:

•	Closing of a Dairy Group ice cream plant in Hawaii;

•	Closing of a Dairy Group distribution facility in New York;

•	Closing of a Dairy Group ice cream operation and maintenance facility in Ohio;

•	Closing of a Dairy Group manufacturing facility in California;

•	Elimination of certain administrative functions at the Midwest region of our Dairy Group;

•	Realignment of Morningstar’s private label business and manufacturing operations into the Dairy Group; and

•	Elimination of certain administrative functions at the Northeast region of our Dairy Group.

      These charges were accounted for in accordance with SFAS No. 146 which became effective for us in January 2003. Under SFAS No. 146, the timing of certain costs associated with restructurings are accrued differently than in the past. We expect to incur additional charges related to these restructuring plans of approximately $4.3 million, including an additional $1.2 million in workforce reduction costs, $2.2 million in shutdown and other costs and $0.9 million in lease obligation costs. These additional charges are expected to be completed by December 2004 with the exception of the lease obligation payments for the closed Hawaii ice cream plant. The Hawaii lease expires in October 2033.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The charges recorded during 2002 are related to the closing of Dairy Group plants in Bennington, Vermont and Toledo, Ohio, a Dairy Group distribution facility in Winchester, Virginia, and one Morningstar plant in Tempe, Arizona. The charges also reflect additional costs related to severance on the closing of our Dairy Group plant in Port Huron, Michigan in 2001, the shutdown of an ice cream production line at our Englewood, Colorado plant and the closing of a Dairy Group plant’s administrative offices in Grand Rapids, Michigan.

      During 2001, we recorded charges related to the closing of three Dairy Group plants with consolidation of production into other plants. The plants closed during 2001 were our processing facilities in Canton, Mississippi, Corpus Christi, Texas and Port Huron, Michigan.

      The principal components of our rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the plant facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which were written down to their estimated fair values and are being sold. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2003 was approximately $2.6 million. We are marketing these properties for sale. Divestitures of the closed facilities has not resulted in significant modification to the estimate of fair value.

      We consider several factors when evaluating a potential plant closure, including, among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure, and the impact on future investment decisions. Some plant closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditure dollars in our production facilities.

      In the first quarter of 2003, we sold a Dairy Group plant in Port Huron, Michigan. In 2001, we closed this plant and recorded plant closing costs which included a write-down in the value of the plant. We sold the closed plant for more than expected, resulting in a gain of $1.6 million. This gain was recorded as a reduction of plant closing expense, resulting in a net plant closing charge of $11.8 million during 2003.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity with respect to plant closing and rationalization costs for exit plans approved after January 1, 2003, which was accounted for under FAS No. 146, is summarized below:

			Accrued Charges at
			December 31,
	Charges	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$8,737	$(2,775)	$5,962
Shutdown costs	203	(203)
Lease obligations after shutdown	491	(14)	477
Other	971	(918)	53

Subtotal	10,402	$(3,910)	$6,492

Noncash charges:
Write-down of assets	3,093

Total charges	$13,495

      Activity with respect to plant closing and rationalization costs for exit plans approved before January 1, 2003, which was accounted for under EITF 94-3, is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2002	Charges/(Gain)	Payments	2003

	(In thousands)
Cash charges:
Workforce reduction costs	$3,882	$234	$(2,659)	$1,457
Shutdown costs	1,657	(7)	(945)	705
Obligations after shutdown	668		(621)	47
Other	786	(290)	(413)	83

Subtotal	$6,993	(63)	$(4,638)	$2,292

Gain on sale of facility		(1,645)

Total gain		$(1,708)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity with respect to plant closing and rationalization costs for 2002 is summarized below:

	Accrued			Accrued
	Charges at			Charges
	December 31,			December 31,
	2001	Charges	Payments	2002

	(In thousands)
Cash charges:
Workforce reduction costs	$668	$4,576	$(1,362)	$3,882
Shutdown costs	460	1,468	(271)	1,657
Obligations after shutdown	119	563	(14)	668
Other	253	1,190	(657)	786

Subtotal	$1,500	7,797	$(2,304)	$6,993

Noncash charges:
Write-down of assets		11,253

Total charges		$19,050

      There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at December 31, 2003 are expected to be completed within a year.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrued costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During 2003, we accrued costs related to the closing of an ice cream plant acquired in July 2003 by our Dairy Group. One plant was closed in connection with our acquisition of Marie’s in May 2002 and several plants were closed in connection with our acquisition of Legacy Dean.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to clean and prepare the plant facilities for closure and costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown.

      Activity with respect to these acquisition liabilities for 2003 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2002	Accruals	Payments	2003

	(In thousands)
Workforce reduction costs	$9,002	$100	$(6,231)	$2,871
Shutdown costs	11,637	500	(5,820)	6,317

Total	$20,639	$600	$(12,051)	$9,188

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity with respect to these acquisition liabilities for 2002 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2001	Accruals	Payments	2002

	(In thousands)
Workforce reduction costs	$20,029	$11,205	$(22,232)	$9,002
Shutdown costs	12,621	7,880	(8,864)	11,637

Total	$32,650	$19,085	$(31,096)	$20,639

16.     OTHER OPERATING (INCOME) EXPENSE

      In the third quarter of 2003, we recognized a gain on the sale of our frozen pre-whipped topping and frozen creamer operations of $66.2 million.

      During the fourth quarter of 2003, we recognized $2.5 million of other operating income as a result of certain contingencies related to the divestiture of 11 plants in 2001 being favorably resolved.

      During the fourth quarter of 2001, we recognized a net of $17.3 million of other operating income which includes the following:

•	A gain of $47.5 million on the divestiture of the 11 plants divested in connection with the acquisition of Legacy Dean. The gain represented the difference between fair value and the carrying value of the plants;

•	An expense of $28.5 million resulting from a payment to DFA as consideration for certain modifications to our existing milk supply arrangements; and

•	An expense of $1.7 million resulting from the impairment in value of a water plant.

17.     SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2003	2002	2001

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$182,825	$224,561	$139,984
Cash paid for taxes	19,788	44,738	24,983
Noncash transactions:
Exchange of trust issued preferred securities	582,986
Issuance of common stock in connection with business acquisitions			739,366
Operations of 11 plants in connection with acquisition of minority interest			287,989

18.     COMMITMENTS AND CONTINGENCIES

      Leases — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent,

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $121.2 million, $124.5 million and $86.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31

	2003	2002

	(In thousands)
Buildings and improvements	$707	$588
Machinery and equipment	1,940	9,200
Less accumulated amortization	(779)	(5,347)

	$1,868	$4,441

      Future minimum payments at December 31, 2003, under non-cancelable capital and operating leases with terms in excess of one year are summarized below:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$375	$90,662
2005	158	76,356
2006	99	61,556
2007	116	51,483
Thereafter		172,215

Total minimum lease payments	$748	$452,272

Less amount representing interest	(75)

Present value of capital lease obligations	$673

      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased DFA’s 33.8% stake in our Dairy Group. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred.

      Contingent Obligations Related to White Wave Acquisition — On May 9, 2002, we acquired White Wave, Inc. In connection with the acquisition, we established a Performance Bonus Plan pursuant to which we have agreed to pay performance bonuses to certain employees of White Wave if certain performance targets are achieved. Specifically, we agreed that if the cumulative net sales (as defined in the plan) of White Wave equal or exceed $382.5 million during the period beginning April 1, 2002 and ending March 31, 2004 (the

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Incentive Period”) and White Wave does not exceed the budgetary restrictions set forth in the plan by more than $1 million during the Incentive Period, we will pay employee bonuses as follows:

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

We currently expect the aggregate amount of bonuses payable under White Wave’s Performance Bonus Plan to be approximately $39 million, and we have recorded quarterly accruals based on the aggregate amount that we expect to pay.

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

      Fleming Matter — On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the staff of the Securities and Exchange Commission (the “SEC”) informing us that the staff was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cites the staff’s belief that we aided and abetted The Fleming Companies in Fleming’s acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group received similar notices. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have cooperated fully in the investigation and we are currently engaged in settlement discussions with the staff. We do not expect the investigation or a settlement thereof to have a material adverse impact on our company.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

19.     FAIR VALUE OF FINANCIAL INSTRUMENTS

      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2003 and 2002. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.

      We have senior notes with an aggregate face value of $700 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2003. These notes were issued by Legacy Dean prior to our acquisition of Legacy Dean, and had a fair market value of $699.2 million at December 31, 2003.

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

	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value
	of Liability	of Liability	of Liability	of Liability

	(In thousands)
Senior notes	$(660,663)	$(699,234)	$(656,951)	$(702,830)
Interest rate agreements	(48,368)	(48,368)	(80,431)	(80,431)

20.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

      Segment Information — In 2003, we had the following reportable segments: Dairy Group, Morningstar/ White Wave and Specialty Foods Group. Our Dairy Group segment manufactures and distributes fluid milk, ice cream and ice cream novelties, half-and-half and whipping cream, sour cream, cottage cheese, yogurt and dips, as well as fruit juices and other flavored drinks and bottled water. In 2003, Morningstar/ White Wave manufactured dairy and non-dairy coffee creamers, whipping cream and pre-whipped toppings, dips and dressings, specialty products such as lactose-reduced milk and extended shelf-life milks, as well as certain other refrigerated and extended shelf-life products. The Specialty Foods Group processes and markets pickles, powdered products such as non-dairy coffee creamers, aseptic sauces and puddings and nutritional beverages. Our International Group does not meet the definition of a segment and is reported in “Corporate/ Other.” Prior periods have been restated to remove the results of our Puerto Rico operations, which has been reclassified as a discontinued operation.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on operating profit not including non-recurring gains and losses and foreign exchange gains and losses.

      We do not allocate income taxes, management fees or unusual items to segments. In addition, there are no significant non-cash items reported in segment profit or loss other than depreciation and amortization and the $47.5 million gain on the divestiture of the 11 plants divested in connection with the acquisition of Legacy

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dean which is reported in our Dairy Group segment in 2001. The amounts in the following tables are the amounts obtained from reports used by our executive management team for the year ended December 31:

	2003	2002	2001

	(In thousands)
Net sales to external customers:
Dairy Group(1)	$7,146,028	$7,061,538	$5,042,836
Morningstar/ White Wave(2)	1,109,499	1,056,751	741,992
Specialty Foods Group	684,207	673,604	18,709
Corporate/ Other(3)	244,882	199,571	171,018

Total	$9,184,616	$8,991,464	$5,974,555

Intersegment sales:
Dairy Group	$35,852	$31,340	$14,133
Morningstar/ White Wave	99,414	103,686	90,476
Specialty Foods Group	10,692	16,287

Total	$145,958	$151,313	$104,609

Operating income:
Dairy Group(4)	$608,616	$520,935	$323,755
Morningstar/ White Wave(5)	118,597	111,668	104,294
Specialty Foods Group	103,056	98,874	2,168
Corporate/ Other(3)(6)	(64,284)	(68,870)	(45,104)

Total	765,985	662,607	385,113
Other (income) expense:
Interest expense and financing charges(3)(7)	195,298	231,263	137,401
Equity in (loss) earnings of unconsolidated affiliates(8)	(244)	7,899	23,620
Other (income) expense, net(3)	(2,625)	2,660	4,817

Consolidated income from continuing operations before tax	$573,556	$420,785	$219,275

Depreciation and amortization:
Dairy Group	$127,224	$114,354	$113,780
Morningstar/ White Wave	29,381	25,216	24,574
Specialty Foods Group	14,505	14,101	353
Corporate/ Other(3)	20,775	20,323	7,191

Total	$191,885	$173,994	$145,898

Assets:
Dairy Group	$4,590,291	$4,415,139	$4,882,224
Morningstar/ White Wave	1,255,759	1,071,095	858,656
Specialty Foods Group	635,321	617,210	625,382
Corporate/ Other	511,165	478,822	325,635

Total	$6,992,536	$6,582,266	$6,691,897

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

	(In thousands)
Capital expenditures:
Dairy Group	$177,006	$162,493	$89,125
Morningstar/ White Wave	80,786	61,765	37,401
Specialty Foods Group	18,511	11,176
Corporate/ Other(3)	15,359	6,548	4,684

Total	$291,662	$241,982	$131,210

(1)	Net sales for 2001 have been restated to reflect the adoption of EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $8.8 million in 2001.

(2)	Net sales for 2001 have been restated to reflect the adoption of EITF Issue No. 01-09 “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $24.9 million in 2001.

(3)	Balances for 2002 and 2001 have been adjusted to remove our Puerto Rico operations which have been reclassified as discontinued operations.

(4)	Operating income includes plant closing charges of $9.9 million, $14.2 million and $9.6 million in 2003, 2002 and 2001, respectively. Operating income in 2001 includes a gain of $47.5 million related to the divestiture of 11 plants as part of the acquisition of Legacy Dean and an impairment charge of $1.7 million on a water plant.

(5)	Operating income includes a gain on the sale of the frozen pre-whipped topping and frozen creamer operations of $66.2 million and plant closing charges of $1.9 million in 2003 and $4.9 million in 2002.

(6)	Operating income in 2003 included income of $2.5 million from the divestiture of 11 plants in 2001. Operating income in 2001 includes an expense of $28.5 million resulting from certain changes to our milk supply agreements.

(7)	Results for 2001 have been restated to reflect the adoption of SFAS No. 145 “Rescission of FASB No. 4, 44 and 64, Amendment of FASB No. 13 and Technical Corrections.” Accordingly, a loss of $7.3 million in 2001 related to the early extinguishment of debt previously recorded as an extraordinary item has been reclassified to interest expense.

(8)	Includes $1.7 million in 2001 which is our share of CCC’s restructuring charges.

      Geographic Information

	Net Sales			Long-Lived Assets

	2003	2002(2)	2001(2)	2003	2002	2001

	(In thousands)			(In thousands)
United States(1)	$8,939,734	$8,791,893	$5,803,535	$5,429,202	$5,137,695	$4,947,908
Europe	244,882	199,571	171,020	162,453	126,984	118,022
Puerto Rico(2)						124,079

Total	$9,184,616	$8,991,464	$5,974,555	$5,591,655	$5,264,679	$5,190,009

(1)	Net sales for 2001 have been restated to reflect the adoption of EITF Issue No. 01-09, “Accounting for Consideration Given By a Vendor to a Customer.” The net effect was to decrease net sales by $33.7 million in 2001.

(2)	Net sales for 2002 and 2001 have been restated to remove net sales related to our Puerto Rico operations, which have been reclassified as discontinued operations.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major Customers — Our Dairy Group and Morningstar/ White Wave segments each had one customer that represented greater than 10% of their 2003 sales. Approximately 12.6% of our consolidated 2003 sales were to that same customer. In addition, our International Group had three customers that represented greater than 10% of their 2003 sales. Each of these customers represented less than 1% of our consolidated sales.

21.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of our unaudited quarterly results of operations for 2003 and 2002. Financial information for 2002 has been adjusted to remove our Puerto Rico operations, which have been reclassified as discontinued operations.

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per share data)
2003:
Net sales	$2,144,878	$2,222,572	$2,306,848	$2,510,318
Gross profit	571,233	601,153	593,537	610,486
Net income(1)(2)	63,209	83,789	122,162	86,543
Basic earnings per common share(3):
Net income	.49	.60	.79	.56
Diluted earnings per common share(3)
Net income	.43	.54	.76	.54
2002:
Net sales	$2,226,220	$2,295,243	$2,229,726	$2,240,275
Gross profit	544,832	600,457	593,420	609,982
Income from continuing operations(4)	54,662	74,031	68,007	71,051
Net income(4)(5)	(29,624)	73,227	68,699	63,114
Basic earnings per common share(3):
Income from continuing operations	.41	.55	.50	.52
Net income	(.22)	.54	.51	.47
Diluted earnings per common share(3):
Income from continuing operations	.37	.49	.45	.46
Net income	(.15)	.48	.45	.43

(1)	The results for the first, second, third and fourth quarters include plant closing charges, net of taxes of $(1.0) million, $1.9 million, $1.3 million and $5.2 million, respectively.

(2)	The results for the third and fourth quarters include a gain on sale of the frozen pre-whipped topping and frozen creamer operations and income related to the divestiture of 11 plants in 2001 of $40.9 million, net of tax, and $1.8 million net of tax, respectively.

(3)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(4)	The results for the first, second, third and fourth quarters include plant closing charges, net of taxes, of $0.8 million, $3.2 million, $3.1 million and $4.7 million, respectively. Results in the fourth quarter also include a $6.3 million loss, net of taxes, related to our investment in CCC.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	The results of the first quarter include an $85 million loss, net of taxes, for the impairment of goodwill and other intangible assets in accordance with our adoption of SFAS No. 142 in the first quarter of 2002. The results for the first, second, third and fourth quarters include income from discontinued operations of $0.7 million, $(0.8) million, $0.7 million and $0.3 million, respectively.

22.     SUBSEQUENT EVENTS

      In 2003, we had three reportable segments, including the Dairy Group, Morningstar/ White Wave and the Specialty Foods Group. Effective January 1, 2004, we reorganized our former Morningstar Foods division, which has resulted in a new segment reporting structure. We now have the following reportable segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in Southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We intend to shift the manufacturing of substantially all of Ross Swiss Dairies’ product needs into our Southern California plants in 2004. We paid approximately $20 million for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation that we did not already own. Horizon Organic Holding Corporation had sales of approximately $214 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic Holding Corporation as a result of investments made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s dairy products. We also distributed Horizon Organic’s products in several parts of the country. Over time, we intend to increase the percentage of Horizon Organic’s manufacturing that is done in our plants, which we believe will lower its manufacturing costs. We also believe that we can achieve greater distribution for Horizon Organic’s products by leveraging our Dairy Group’s DSD system. Horizon Organic is the leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of strategic brands. The purchase price for the 87% of Horizon Organic that we did not already own was approximately $216 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. We also repaid approximately $40 million of borrowings under Horizon Organic’s former credit facilities. Horizon Organic’s financial results will be reported in our Branded Products Group segment.

23.     RELATED PARTY TRANSACTIONS

      Real Property Lease — We lease the land for our Franklin, Massachusetts plant from a partnership in which Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) The lease payments totaled $0.7 million in 2003, $0.7 million in 2002 and $0.6 million in 2001.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aircraft Leases — On August 1, 2000, we entered into a five-year aircraft lease agreement with Neptune Colorado LLC, a limited liability company owned by Gregg Engles (our Chief Executive Officer and Chairman of our Board of Directors) and Pete Schenkel (President of our Dairy Group and also a member of our Board of Directors). Pursuant to the lease agreement, we agreed to lease an airplane from Neptune Colorado at a rate of $1,000 per hour for each hour of flight with a minimum of 40 hours of flight per month. We also agreed to pay a non-refundable equipment reserve charge equal to $83.10 per engine hour used during the term of the agreement, with reserve funds being used by the lessor for engine overhauls, removal or replacement during the term of the agreement. Under the lease, we were responsible for paying certain taxes related to and insurance for the airplane, as well as operating costs, landing and customs fees, storage charges and any fines or penalties arising from the operation or use of the airplane. We paid an aggregate of $0.5 million in 2002 and $0.6 million in 2001 to Neptune Colorado, LLC under the lease.

      In June 2001, we entered into a six-year aircraft lease agreement with Curan, LLC, a limited liability company also owned by Gregg Engles and Pete Schenkel. Pursuant to the lease agreement, we agreed to lease an airplane from Curan at a rate of $122,000 per month. We were required to set up a non-refundable equipment reserve account, the amount of which was determined periodically by a third party. Reserve funds were used by the lessor for engine overhauls, removal or replacement during the term of the agreement. We were responsible for paying certain taxes related to and insurance for the airplane, as well as operating costs, landing and customs fees, storage charges and any fines or penalties arising from our operation or use of the airplane. We paid an aggregate of $1.6 million and $0.9 million to Curan, LLC during 2002 and 2001, respectively.

      On March 24, 2003, the independent members of our Board of Directors voted to purchase Neptune Colorado LLC and Curan, LLC from Messrs. Engles and Schenkel, after determining that it would be in our best interests to own the aircraft rather than to lease the aircraft pursuant to the terms of the existing leases. As consideration for the purchase of the lessor companies from Messrs. Engles and Schenkel, we assumed the indebtedness that the lessor entities incurred to finance the purchase of the aircraft. No other consideration was paid to Mr. Engles or Mr. Schenkel, directly or indirectly. The aggregate principal balance of the indebtedness that we assumed was approximately $9.6 million, which approximated the then-current fair market value of the aircraft. The indebtedness is secured by the aircraft. The lessor entities have no assets or liabilities other than the aircraft, certain cash and the related purchase money indebtedness. As part of the transaction, we received cash in the amount of approximately $100,000, which was the balance of the equipment reserves that were established under the leases. Because the market value of the assets we acquired in the transaction was equal to the value of the liabilities that we assumed, there was no income statement impact related to the transaction. We completed the transaction in March 2003.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      During our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent accountant who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

Item 9A.	Controls and Procedures

Controls Evaluation and Related CEO and CFO Certifications

      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

      Attached as exhibits to this annual report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the fourth quarter of 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers

      Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

      Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K

Financial Statements

      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

Financial Statement Schedules

      Independent Auditors’ Report

      Schedule II — Valuation and Qualifying Accounts

Exhibits

      See Index to Exhibits.

Reports on Form 8-K

•	Furnished a Form 8-K dated February 12, 2004

•	Furnished a Form 8-K dated January 5, 2004

•	Furnished a Form 8-K dated November 5, 2003

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ BARRY A. FROMBERG

Barry A. Fromberg
Executive Vice President and
Chief Financial Officer

Dated March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BARRY A. FROMBERG Barry A. Fromberg	Principal Accounting Officer	March 12, 2004

/s/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer and Chairman of the Board	March 12, 2004

/s/ ALAN BERNON Alan Bernon	Director	March 12, 2004

/s/ LEWIS M. COLLENS Lewis M. Collens	Director	March 12, 2004

/s/ TOM DAVIS Tom Davis	Director	March 12, 2004

/s/ STEPHEN L. GREEN Stephen L. Green	Director	March 12, 2004

/s/ JANET HILL Janet Hill	Director	March 12, 2004

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 12, 2004

/s/ RON KIRK Ron Kirk	Director	March 12, 2004

/s/ JOHN S. LLEWELLYN, JR. John S. Llewellyn, Jr.	Director	March 12, 2004

/s/ JOHN MUSE John Muse	Director	March 12, 2004

S-1

Name	Title	Date

/s/ HECTOR M. NEVARES Hector M. Nevares	Director	March 12, 2004

/s/ P. EUGENE PENDER P. Eugene Pender	Director	March 12, 2004

/s/ PETE SCHENKEL Pete Schenkel	Director	March 12, 2004

/s/ JIM TURNER Jim Turner	Director	March 12, 2004

S-2

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Dean Foods Company
Dallas, Texas

      We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the “Company”) (formerly known as Suiza Foods Corporation) as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2002 in the method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Dean Foods Company and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 11, 2004

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

      Allowance for doubtful accounts deducted from accounts receivable:

	Balance				Recoveries	Write-Off of
	Beginning	Charged to			of Accounts	Uncollectible	Balance
Year	of Year	Income	Acquisitions	Dispositions	Written Off	Accounts	End of Year

	(In thousands)
2001	22,290	5,030	9,391	469	168	8,259	28,151
2002	28,151	18,985	1,716	38	1,129	15,626	34,317
2003	34,317	8,143	881		1,733	12,390	32,684

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
3.2	—	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12755)).
4.1	—	Specimen of Common Stock Certificate (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
4.2	—	Registration Rights Agreement (incorporated by reference from our Registration Statement on Form S-1 (File No. 333-1858)).
4.3	—	Rights Agreement dated March 6, 1998 among us and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate (incorporated by reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
*10.1	—	Sixth Amended and Restated 1997 Stock Option and Restricted Stock Plan (filed herewith).
*10.2	—	Second Amended and Restated 1989 Dean Foods Stock Awards Plan (filed herewith).
*10.3	—	Amended and Restated Executive Deferred Compensation Plan (filed herewith).
*10.4	—	Fourth Amended and Restated 1997 Employee Stock Purchase Plan (filed herewith).
*10.5	—	Performance Bonus Plan for Steve Demos and certain other employees of White Wave, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 1-12755)).
10.6	—	Stockholders Agreement dated July 31, 1997 among us, Franklin Plastics, Peter M. Bernon and Alan J. Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).
10.7	—	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings, LLC (incorporated by reference from our Current Report on Form 8-K dated July 19, 1999, (File No. 1-12755)).
10.8	—	Agreement and Plan of Merger dated April 4, 2001 among us, Legacy Dean and Blackhawk Acquisition Corp. (incorporated by reference from our Current Report on Form 8-K filed April 5, 2001, (File No. 1-12755)).
10.9	—	Amended and Restated Securities Purchase Agreement, dated December 21, 2001 (incorporated by reference to our 8-K dated January 7, 2002, (File No. 1-12755)).
10.10	—	Amended and Restated Credit Agreement among us and our senior lenders (filed herewith).
10.11	—	Third Amended and Restated Receivables Purchase Agreement related to our receivables-backed loan (filed herewith).
10.12	—	First Amendment to Third Amended and Restated Receivables Purchase Agreement (filed herewith).
*10.13	—	Form of Change in Control Agreement for our executive officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003, as amended on July 3, 2003 (File No. 1-12755)).
*10.14	—	Form of Change in Control Agreement for certain senior officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003, as amended on July 3, 2003 (File No. 1-12755)).
*10.15	—	Form of Change in Control Agreement for certain other officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, filed March 27, 2003, as amended on July 3, 2003 (File No. 1-12755)).
21	—	List of Subsidiaries (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP (filed herewith).

Exhibit
Number		Description

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management or compensatory contract