Form 10-Q
period 2004-03-31
DEAN FOODS CO/
filed 2004-05-10
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004

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

     As of May 5, 2004 the number of shares outstanding of each class of common stock was: 157,112,933

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$27,124	$47,143
Accounts receivable, net	763,055	742,934
Inventories	494,009	426,478
Deferred income taxes	140,816	137,055
Prepaid expenses and other current assets	56,227	47,271

Total current assets	1,481,231	1,400,881
Property, plant and equipment, net	1,817,986	1,773,555
Goodwill	3,334,831	3,197,548
Identifiable intangible and other assets	800,749	620,552

Total	$7,434,797	$6,992,536

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$976,960	$924,707
Income taxes payable	39,945	65,528
Current portion of long-term debt	180,630	180,158

Total current liabilities	1,197,535	1,170,393
Long-term debt	2,858,687	2,611,356
Other long-term liabilities	292,288	279,823
Deferred income taxes	411,704	388,151
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, 157,055,294 and 154,993,214 shares issued and outstanding	1,571	1,550
Additional paid-in capital	1,563,121	1,498,025
Retained earnings	1,143,498	1,074,258
Accumulated other comprehensive income	(33,607)	(31,020)

Total stockholders’ equity	2,674,583	2,542,813

Total	$7,434,797	$6,992,536

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31

	2004	2003

	(unaudited)
Net sales	$2,452,151	$2,144,878
Cost of sales	1,839,706	1,573,645

Gross profit	612,445	571,233
Operating costs and expenses:
Selling and distribution	361,023	329,673
General and administrative	90,271	84,632
Amortization expense	1,176	1,636
Plant closing and rationalization costs, net	7,573	(1,690)

Total operating costs and expenses	460,043	414,251

Operating income	152,402	156,982
Other (income) expense:
Interest expense, net	42,501	46,871
Financing charges on trust issued preferred securities		8,395
Equity in earnings of unconsolidated affiliates		(196)
Other income, net	(1,485)	(467)

Total other (income) expense	41,016	54,603

Income before income taxes	111,386	102,379
Income taxes	42,146	39,170

Net income	$69,240	$63,209

Average common shares: Basic	156,105,471	130,288,178
Average common shares: Diluted	162,730,286	159,300,942
Basic earnings per common share:
Net income	$0.44	$0.49

Diluted earnings per common share:
Net income	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net income	$69,240	$63,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,802	46,666
Loss (gain) on disposition of assets	(638)	407
Equity in earnings of unconsolidated affiliates		(196)
Write-down of impaired assets	2,194
Deferred income taxes	16,704	24,099
Tax savings on equity compensation	11,763	11,340
Other, net	1,574	(597)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,946	29,046
Inventories	(42,420)	(18,821)
Prepaid expenses and other assets	3,752	(4,266)
Accounts payable, accrued expenses and other liabilities	(11,306)	(90,684)
Income taxes	(26,084)	4,252

Net cash provided by operating activities	90,527	64,455
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(71,306)	(53,713)
Cash outflows for acquisitions	(305,446)	(476)
Proceeds from sale of fixed assets	3,221	4,496

Net cash used in investing activities	(373,531)	(49,693)
Cash Flows From Financing Activities
Proceeds from issuance of debt	273,528	350,094
Repayment of debt	(43,162)	(286,581)
Payment of deferred financing costs	(100)
Issuance of common stock, net of expenses	37,882	45,174
Redemption of common stock	(5,163)	(142,565)

Net cash provided by (used in) financing activities	262,985	(33,878)

Decrease in cash and cash equivalents	(20,019)	(19,116)
Cash and cash equivalents, beginning of period	47,143	45,896

Cash and cash equivalents, end of period	$27,124	$26,780

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2003 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 15, 2004).

      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

      Recently Adopted Accounting Pronouncements — In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” to improve financial statement disclosures for defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      Recently Issued Accounting Pronouncements — In January 2004, the FASB issued FASB Staff Position (“FSP”) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. We are currently evaluating the impact of the new law and will defer recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

      Stock-Based Compensation — We measure compensation expense for our stock-based employee compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers or directors. Accordingly, no compensation expense has been recognized since stock options granted were at exercise prices which approximated or exceeded market value at the grant date. Compensation expense for grants of deferred stock units (“DSUs”) is recorded over the vesting period. Had compensation expense been determined for all stock-based compensation using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended
	March 31

	2004	2003

	(In thousands, except
	share data)
Net income, as reported	$69,240	$63,209
Add: Stock-based compensation expense included in net income, net of tax	906	596
Less: Stock-based employee compensation, determined under fair value-based methods for all awards, net of income tax benefit	8,704	9,055

Pro forma net income	$61,442	$54,750

Net income per share:
Basic — as reported	$0.44	$0.49
Basic — pro forma	0.39	0.42
Diluted — as reported	0.43	0.43
Diluted — pro forma	0.38	0.38
Stock option share data:
Stock options granted during period	2,054,690	3,337,991
Weighted-average option fair value	$8.75	$11.50

      The fair value of each stock option grant is calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended
	March 31

	2004	2003

Expected volatility	25%	38%
Expected dividend yield	0%	0%
Expected option term	5 years	7 years
Risk-free rate of return	2.98%	3.56- 3.64%

      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $268.2 million and $241.5 million during the first quarter of 2004 and 2003, respectively.

2.	Acquisitions

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is the leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of strategic brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and estimated transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase .7301 shares of our stock. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported in our Branded Products Group segment.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      Effective March 31, 2004, we acquired certain rights and customer relationships related to LAND O’LAKES brand cream and sour cream products for an aggregate purchase price of approximately $16.8 million, all of which was funded using borrowings under our senior credit facility. In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in the first quarter of 2004, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

3.	Inventories

	At March 31,	At December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$187,185	$165,206
Finished goods	306,824	261,272

Total	$494,009	$426,478

      Approximately $77.4 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at March 31, 2004 and December 31, 2003, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4.	Intangible Assets

      Effective January 1, 2004, we implemented a new segment reporting structure. See Note 11 to our Consolidated Financial Statements for more information regarding segment reporting. As a result of this change, the carrying amount of goodwill at January 1, 2004 at the Dairy Group and the Branded Products Group has been adjusted to reflect the allocation of the former Morningstar Foods’ goodwill based on a relative fair value approach. Changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

		Branded	Specialty
		Products	Foods
	Dairy Group	Group	Group	Other	Total

	(In thousands)
Balance at January 1, 2004	$2,410,364	$390,269	$311,790	$85,125	$3,197,548
Acquisitions	18,081	115,271			133,352
Purchase accounting adjustments	8,376		(1,613)		6,763
Currency changes and other				(2,832)	(2,832)

Balance at March 31, 2004	$2,436,821	$505,540	$310,177	$82,293	$3,334,831

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2004 and December 31, 2003 are as follows:

	At March 31, 2004			At December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$670,213	$(14,274)	$655,939	$485,358	$(14,274)	$471,084
Intangible assets with finite lives:
Customer-related	50,739	(13,339)	37,400	50,850	(12,187)	38,663

Total	$720,952	$(27,613)	$693,339	$536,208	$(26,461)	$509,747

      Amortization expense on intangible assets for the three months ended March 31, 2004 and 2003 was $1.2 million and $1.6 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$4.9 million
2006	4.7 million
2007	4.5 million
2008	4.4 million
2009	4.3 million

5.	Long-Term Debt

	At March 31, 2004		At December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$1,872,305	3.06%	$1,784,053	3.05%
Subsidiary debt obligations:
Senior notes	661,640	6.625-8.15	660,663	6.625-8.15
Receivables-backed loan	465,000	1.58	302,500	1.84
Other lines of credit	8,292	2.65	6,401	2.76
Industrial development revenue bonds	8,200	1.11	11,700	1.35-1.40
Capital lease obligations and other	23,880		26,197

	3,039,317		2,791,514
Less current portion	(180,630)		(180,158)

Total	$2,858,687		$2,611,356

      Senior Credit Facility — At March 31, 2004, our senior credit facility provided for a revolving line of credit and two term loans. At March 31, 2004 there were outstanding term loan borrowings of $1.63 billion under this facility, and $240.4 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $117 million were issued but undrawn. At March 31, 2004, approximately $642.6 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain conditions contained in the credit agreement. We are currently in compliance with all covenants contained in our credit agreement.

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

      EBITDA is defined in the credit agreement for any period as, the sum of (i) net income (excluding extraordinary items) after taxes for such period as determined in accordance with generally accepted accounting principles (“GAAP”), plus (ii) an amount which, in the determination of such net income, has been deducted for (a) all interest expense, including the interest component under capital leases and the implied interest component under our receivables-backed facilities, plus net amounts payable (or minus net amounts receivable) under hedging agreements, minus interest income for such period, in each case as determined in accordance with GAAP, (b) total federal, state, local and foreign income, value added and similar taxes, (c) depreciation, amortization expense and other noncash charges, (d) pro forma cost savings add-backs resulting from non-recurring charges related to acquisitions to the extent permitted under the credit agreement and under Regulation S-X of the Securities Exchange Act of 1934 or as approved by the representative of the lenders and (e) other adjustments reasonably acceptable to the representative of the lenders.

      Borrowings under the Tranche B term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 75 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 200 basis points.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.06% at March 31, 2004. However, we had interest rate swap agreements in place that hedged $1.13 billion of our borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

      For the period from December 31, 2003 through March 31, 2005, our leverage ratio must be less than or equal to 4 to 1. Beginning April 1, 2005, our leverage ratio, calculated according to the definitions in the credit agreement, must be less than or equal to 3.75 to 1. As of March 31, 2004, our leverage ratio, calculated according to the definitions in the credit agreement, was 3.34 to 1.

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

      Our interest coverage ratio must be greater than or equal to 3 to 1. As of March 31, 2004, our interest coverage ratio, calculated according to the definitions in the credit agreement, was 5.58 to 1.

      Our consolidated net worth must be greater than or equal to $1.75 billion, as increased each quarter (beginning with the quarter ended December 31, 2003) by an amount equal to 50% of our consolidated net income for the quarter, plus 50% of the amount by which stockholders’ equity is increased by certain equity issuances. As of March 31, 2004, the minimum net worth requirement was $1.89 billion, and our actual net worth (as defined in the credit agreement) was $2.65 billion.

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

      The facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of the former Dean Foods Company’s subsidiaries, and the real property owned by the former Dean Foods Company and its subsidiaries).

      The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating.

      Senior Notes — One of our subsidiaries, the former Dean Foods Company, has certain senior notes outstanding. The notes carry the following interest rates and maturities:

•	$98.3 million ($100 million face value), at 6.75% interest, maturing in 2005;

•	$250.4 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$186.5 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$126.4 million ($150 million face value), at 6.9% interest, maturing in 2017.

      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against the former Dean Foods Company and its subsidiaries granting liens on their respective real estate interests and a prohibition against the former Dean Foods Company granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on the former Dean Foods Company’s ability to divest assets not in the ordinary course of business.

      Receivables-Backed Facility — We have entered into a $500 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first three months of 2004, we had net borrowings of $162.5 million under this facility leaving an outstanding balance of $465 million at March 31, 2004. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables backed loan was 1.58% at March 31, 2004. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At March 31, 2004, we had no available borrowing capacity under our receivables-backed facility.

      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At March 31, 2004, $8.3 million was outstanding under these lines of credit at an average interest rate of 2.65%.

      Industrial Development Revenue Bonds — One of our subsidiaries has a revenue bond outstanding, which is secured by first mortgages on the related real property and equipment. In January 2004, we made a payment of $3.5 million to retire a revenue bond leaving only one revenue bond outstanding with a balance of $8.2 million. Interest on this bond is due semiannually at an interest rate that varies based on market conditions which, at March 31, 2004 was 1.11%.

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

      The following table summarizes our various interest rate agreements in effect as of March 31, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We also have an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. The following table describes this agreement at March 31, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

5.60%	November 2004	12 million euros (approximately $14.6 million as of March 31, 2004 and $15.1 million as of December 31, 2003)

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

      As of March 31, 2004, our derivative liability totaled $45.7 million on our consolidated balance sheet including approximately $32 million recorded as a component of accounts payable and accrued expenses and $13.7 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter ended March 31, 2004. Approximately $5.9 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter ended March 31, 2004. We estimate that approximately $20.8 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses, if realized, will effectively raise the interest expense that would otherwise be payable on our variable rate debt.

      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity

      Stock Award Plans — The following table summarizes stock option activity during the first quarter of 2004 under our stock-based compensation programs:

		Weighted
		Average
	Options	Exercise Price

Options outstanding at December 31, 2003	16,599,126	$18.50
Options granted during first quarter(1)	2,054,690	31.17
Options issued to Horizon option holders(2)	1,137,308	16.37
Options canceled or forfeited during first quarter(3)	(80,450)	21.76
Options exercised during first quarter	(2,011,690)	17.14

Options outstanding at March 31, 2004	17,698,984	$19.95

(1)	Except as set forth in footnote 2 below, employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately-vested option to purchase 7,500 shares of common stock.

(2)	In connection with our acquisition of Horizon Organic, all options to purchase Horizon Organic stock outstanding at the time of the acquisition were converted into options to purchase our stock, most of which were automatically vested when we completed the acquisition.

(3)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.

      We issued 8,508 shares of restricted stock during the first quarter of 2004 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

      In January 2003, we began issuing deferred stock units (“DSUs”) to certain key employees and directors as part of our long-term incentive program. A DSU represents the right to receive one share of common stock in the future. DSUs have no exercise price. Each employee’s DSU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. DSUs granted to non-employee directors vest ratably over three years. The following table summarizes the status of our DSU compensation program:

	Employees	Directors	Total

DSUs outstanding at December 31, 2003	653,500	28,088	681,588
DSUs issued during first quarter	401,700		401,700
Shares issued during first quarter upon vesting of DSUs granted in 2003	(99,930)		(99,930)
DSUs cancelled during first quarter	(42,770)		(42,770)

Outstanding at March 31, 2004	912,500	28,088	940,588

Weighted average fair value	$27.20	$31.50	$27.31
Compensation expense (in thousands)	$1,388	$74	$1,462

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

	Three Months Ended
	March 31

	2004	2003

	(In thousands, except share and
	per share amounts)
Basic EPS computation:
Numerator:
Net income	$69,240	$63,209
Denominator:
Average common shares	156,105,471	130,288,178
Basic EPS	$0.44	$0.49

Diluted EPS computation:
Numerator:
Net income	$69,240	$63,209
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities		5,331

Income applicable to common stock	$69,240	$68,540

Denominator:
Average common shares — basic	156,105,471	130,288,178
Stock option conversion(1)	5,617,341	5,304,678
DSUs	1,007,474	708,958
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities		22,999,128

Average common shares — diluted	162,730,286	159,300,942

Diluted EPS	$0.43	$0.43

(1)	There were no anti-dilutive shares for the three months ended March 31, 2004 or 2003.

      Stock Repurchases — During the first quarter of 2004, we spent approximately $5.2 million to repurchase 150,000 shares of our common stock for an average price of $34.40 per share. At March 31, 2004, approximately $109.4 million remained available under our stock repurchase authorization.

7.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $66.7 million for the three months ended March 31,

2004. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2004 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(62,731)	$31,711	$(31,020)
Cumulative translation adjustment arising during period	(1,937)		(1,937)
Net change in fair value of derivative instruments	(6,364)	1,647	(4,717)
Amounts reclassified to income statement related to derivatives	8,989	(3,139)	5,850
Minimum pension liability adjustment	(2,876)	1,093	(1,783)

Accumulated other comprehensive income, March 31, 2004	$(64,919)	$31,312	$(33,607)

8.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended
	March 31

	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$783	$700
Interest cost	4,401	4,438
Expected return on plan assets	(3,337)	(2,608)
Amortizations:
Unrecognized transition obligation	(1)	27
Prior service cost	191	177
Unrecognized net loss	426	458
Effect of settlement	476	636

Net periodic benefit cost	$2,939	$3,828

      We expect to contribute $37.8 million to the pension plans for 2004.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended
	March 31

	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$262	$292
Interest cost	319	304
Amortizations:
Prior service cost	(17)	(52)
Unrecognized net loss	85	58

Net periodic benefit cost	$649	$602

      We expect to contribute $2.8 million to the postretirement health plans for 2004.

9.	Plant Closing and Rationalization Costs

      Plant Closing and Rationalization Costs — As part of our overall rationalization and cost reduction program, we recorded plant closing costs of $7.7 million and a gain of $1.7 million during the first three months of 2004 and 2003, respectively.

      The charges recorded during the first three months of 2004 are primarily related to the following:

•	Closing of a Dairy Group manufacturing facility in Wisconsin scheduled for later this year;

•	Closing of two Dairy Group manufacturing facilities in California, one of which was closed in the first quarter of 2004 and one of which is scheduled to close later this year; and

•	Elimination of certain administrative functions at the Northeast region of our Dairy Group.

      These charges were accounted for in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $9.4 million, including an additional $2.5 million in workforce reduction costs, $6 million in shutdown and other costs and $0.9 million in lease obligation costs. The majority of these additional charges are expected to be completed by December 2004.

      The principal components of our overall rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2004 was approximately $2.6 million. We are marketing these properties for sale. Divestitures of the closed facilities have not resulted in significant modification to the estimate of fair value.

      In the first quarter of 2003, we sold a closed Dairy Group plant in Port Huron, Michigan. In 2001, when we closed this plant, we recorded plant closing costs which included a write-down in the value of the plant. We sold the plant for more than expected, resulting in a gain of $1.7 million. This gain was recorded as a reduction of plant closing expense.

      Activity with respect to plant closing and rationalization costs for exit plans approved after January 1, 2003, which was accounted for under FAS No. 146, is summarized below:

	Accrued	Three Months Ended		Accrued
	Charges at	March 31, 2004		Charges at
	December 31,			March 31,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$5,962	$2,779	$(2,902)	$5,839
Shutdown costs		944	(944)
Lease obligations after shutdown	477	274	(110)	641
Other	53	1,482	(1,494)	41

Subtotal	$6,492	5,479	$(5,450)	$6,521

Noncash charges:
Write-down of assets		2,194

Total charges		$7,673

      Activity with respect to plant closing and rationalization costs for exit plans approved before January 1, 2003, which was accounted for under EITF 94-3, is summarized below:

	Accrued	Three Months Ended	Accrued
	Charges at	March 31, 2004	Charges at
	December 31,		March 31,
	2003	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$1,443	$(242)	$1,201
Shutdown costs	557	(24)	533
Lease obligations after shutdown	8		8
Other	284	(88)	196

Total	$2,292	$(354)	$1,938

      There have not been significant adjustments to the plans and the majority of future cash requirements to reduce the liability at March 31, 2004 are expected to be completed within a year.

      The net plant closing and rationalization expense for the three months ended March 31, 2004 also includes income of $100,000 related to the sale of our frozen creamer and frozen pre-whipped topping operations in the summer of 2003.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During the first quarter of 2004, we accrued costs to close two Dairy Group plants acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004. Also during the first quarter of 2004, we recorded certain adjustments to reduce our acquisition liability by approximately $1.5 million related to exit activities in our Specialty Foods Group segment as part of our overall integration and efficiency efforts related to our acquisition of the former Dean Foods Company. These adjustments reduced goodwill.

      The principal components of the plans include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare the abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

      Activity with respect to these acquisition liabilities during the first three months of 2004 is summarized below:

	Accrued	Three Months Ended			Accrued
	Charges at	March 31, 2004			Charges at
	December 31,				March 31,
	2003	Accruals	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,871	$2,473	$(273)	$(471)	$4,600
Shutdown costs	6,317	5,208	(512)	(1,034)	9,979

Total	$9,188	7,681	$(785)	$(1,505)	$14,579

10.	Commitments and Contingencies

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

      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain plants that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other processors expire.

      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent liabilities related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained known liabilities and to fulfill our indemnification obligation. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.

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

      White Wave Performance Bonus — When we acquired White Wave in May 2002, we established a Performance Bonus Plan pursuant to which we agreed to pay performance bonuses to certain employees of White Wave if certain performance targets were achieved during the period from April 1, 2002 to March 31, 2004. The performance targets were achieved and we are now obligated to pay the bonus, in the amount of $38.3 million, by no later than May 30, 2004.

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

11.	Business and Geographic Information and Major Customers

      Segment Data — We have three reportable operating segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group.

      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group segment.

      Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, and consists of three distinct operating groups: White Wave, Horizon Organic and the National Brand Group. White Wave markets and sells Silk soymilk; Sun Soy soymilk; Silk cultured soy products; and White Wave branded tofu, tempeh and seitan to a variety of customers across the United States and in several foreign countries, including mass merchandisers, club stores, grocery stores, natural foods stores, convenience stores and foodservice outlets, using its internal sales force and independent brokers. A very small percentage of White Wave’s sales are of private label soy products. Horizon Organic, which we acquired on January 2, 2004, markets and sells a full-line of branded and private label organic dairy products, juices and infant formula to retailers across the United States and in the U.K. using its internal sales force and independent brokers. Its branded products are sold under the Horizon Organic, The Organic Cow of Vermont and Rachel’s Organic brands. All of Horizon Organic’s products are “certified organic products,” as defined by the USDA’s Organic Regulations or the U.K. Register of Organic Food Standards, as applicable. The National Brand Group markets and sells a variety of dairy and dairy-related branded products such as International Delight coffee creamers, Hershey’s milks and milkshakes, certain LAND O’LAKES products, Marie’s dips and dressings, Folgers Jakada milk and coffee beverage, Dean’s dips, Mocha Mix® non-dairy liquid coffee creamer, Naturally YoursTM sour cream and Second Nature® egg substitute.

      Our Specialty Foods Group is the nation’s leading pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our nationally branded products except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our strategic brands and to maximize our manufacturing efficiency. Effective January 1, 2004, we (1) shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group, (2) formed the National Brand Group, and (3) transferred Morningstar Foods’ branded business to the National Brand Group. As a result of this reorganization, we implemented a new segment reporting structure effective January 1, 2004. All periods prior to 2004 have been restated to reflect our new segment reporting structure.

      The Dairy Group, which now manufactures most of the Branded Products Group’s products, transfers finished products to the Branded Products Group at cost. A small percentage of our Branded Products Group’s products (approximately $10.5 million and $4.7 million in the first three months of 2004 and 2003, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in the Branded Products Group for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the plants that manufacture the Branded Products Group’s products (except for two plants which are owned and operated by White Wave) are reported as part of the Dairy Group, while intangibles and any associated amortization related to the Branded Products Group’s brands are reported as part of the Branded Products Group.

      Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal.

      We evaluate the performance of our segments based on operating profit or loss before gains (losses) on sale of assets, plant closing and rationalization costs and foreign exchange gains (losses). Therefore, the measure of segment profit or loss presented below is before such items.

      The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2003 Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31

	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$1,953,318	$1,766,358
Branded Products Group	262,389	156,559
Specialty Foods Group	165,483	162,938
Corporate/ Other	70,961	59,023

Total	$2,452,151	$2,144,878

Intersegment sales:
Dairy Group	$10,795	$5,351
Branded Products Group	1,375	435
Specialty Foods Group	1,766	4,294

Total	$13,936	$10,080

Operating income:
Dairy Group	$138,306	$141,024
Branded Products Group	16,295	8,337
Specialty Foods Group	19,306	23,191
Corporate/ Other	(13,932)	(17,260)

Segment operating income	159,975	155,292
Plant closing and rationalization costs (gain)	7,573	(1,690)

Total	$152,402	$156,982

	At March 31

	2004	2003

	(In thousands)
Assets:
Dairy Group	$5,234,587	$4,869,913
Branded Products Group	1,066,829	632,066
Specialty Foods Group	622,630	597,396
Corporate/ Other	510,751	471,638

Total	$7,434,797	$6,571,013

Geographic Information —

	Net Sales

	Three Months Ended		Long-Lived Assets at
	March 31		March 31

	2004	2003	2004	2003

	(In thousands)
United States	$2,369,343	$2,085,855	$5,751,345	$5,152,972
Europe	82,808	59,023	202,221	132,164

Total	$2,452,151	$2,144,878	$5,953,566	$5,285,136

      Significant Customers — Our Dairy Group, Branded Products Group and Specialty Foods Group segments had one customer that represented greater than 10% of their sales in the first quarter of 2004. Approximately 12% of our consolidated sales in the first quarter of 2004 were to that same customer. In addition, our International Group had two customers that represented greater than 10% of their sales in the first quarter of 2004. Each of these customers represented less than 1% of our consolidated sales.

12.	Subsequent Events

      Acquisition of Soy Processing Facility — On April 5, 2004, our Branded Products Group acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the prior owner of the plant co-packed Silk products for us at the plant. As a result of the acquisition, we have increased our owned processing and packaging capabilities for our soy products. We paid approximately $25.1 million for the purchase of the plant, all of which was funded using borrowings under our senior credit facility.

      Senior Credit Facility — On April 5, 2004, we amended our senior credit facility to add a Tranche C term loan in the amount of $400 million, which will mature in July 2008. Borrowings under the Tranche C term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 50 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 175 basis points.

Proceeds of the Tranche C term loan were used to pay down our receivables-backed facility and our revolving credit facility.

      The amendment also added a $250 million “accordion” feature to the revolving line of credit. This feature allows us to expand our revolving line of credit from $1 billion to $1.25 billion if we are in compliance with all of the terms of the credit facility, and we can show that we will continue to be in compliance with the financial covenants after giving effect to the increase. The accordion feature only gives us the ability to request increases to the revolver; the lenders are not obligated to increase their revolving credit commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products including, for example: Silk soymilk; Horizon Organic dairy products and juices; International Delight coffee creamers; Marie’s refrigerated dips and dressings; and Hershey’s milks and milkshakes. Our Specialty Foods Group is the leading pickle processor in the United States and maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

Segments and Operating Divisions

      We have the following reportable segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group. The key performance indicators that we use to evaluate the performance of our segments are sales volumes, gross profit (sales less cost of sales) and segment operating income. Because we cannot predict the timing and amount of gains and losses on sales of assets, plant closing and rationalization costs, and foreign exchange gains and losses, we do not consider these types of charges when evaluating the performance of our segments, when making decisions regarding the allocation of resources, or in determining incentive compensation for management. Therefore, gains and losses on sales of assets, plant closing and rationalization costs and foreign exchange gains and losses are not reported in any of our operating segments.

      Our reportable segments and other operating divisions are described below:

      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 82% of our 2003 consolidated sales. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive DSD systems in the United States.

      Branded Products Group — Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, and consists of three distinct operating groups: White Wave, Horizon Organic and the National Brand Group. White Wave markets and sells Silk soymilk; Sun Soy soymilk; Silk cultured soy products; and White Wave branded tofu, tempeh and seitan to a variety of customers across the United States and in several foreign countries, including mass merchandisers, club stores, grocery stores, natural foods stores, convenience stores and foodservice outlets, using its internal sales force and independent brokers. A very small percentage of White Wave’s sales are of private label soy products. Horizon Organic, which we acquired on January 2, 2004, markets and sells a full-line of branded and private label organic dairy products, juices and infant formula to retailers across the United States and in the U.K. using its internal sales force and independent brokers. Its branded products are sold under the Horizon Organic, The Organic Cow of Vermont and Rachel’s Organic brands. All of Horizon Organic’s products are “certified organic products,” as defined by the USDA’s Organic Regulations or the U.K. Register of Organic Food Standards, as applicable. The National Brand Group markets and sells a variety of dairy and dairy-related branded products such as International Delight coffee creamers, Hershey’s milks and milkshakes, certain LAND O’LAKES products, Marie’s dips and dressings, Folgers Jakada milk and coffee beverage, Dean’s dips, Mocha Mix® non-dairy liquid coffee creamer, Naturally YoursTM sour cream and Second Nature® egg substitute.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our nationally branded products except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our strategic brands and to maximize our manufacturing efficiency. Effective January 1, 2004, we (1) shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group, (2) formed the National Brand Group, and (3) transferred Morningstar Foods’ branded business to the National Brand Group. As a result of this reorganization, we implemented a new segment reporting structure effective January 1, 2004. All periods prior to 2004 have been restated to reflect our new segment reporting structure.

      Specialty Foods Group — Our Specialty Foods Group is the nation’s leading pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages.

      International Group — Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal.

Recent Developments

Acquisitions

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments we made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of strategic brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and estimated transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase ..7301 shares of our stock. Beginning in the first quarter of 2004, Horizon Organic’s financial results are reported in our Branded Products Group segment.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      Effective March 31, 2004, we acquired certain rights and customer relationships related to LAND O’LAKES brand cream and sour cream products for an aggregate purchase price of approximately $16.8 million, all of which was funded using borrowings under our senior credit facility. In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      On April 5, 2004, our Branded Products Group acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the prior owner of the plant co-packed Silk® products for us at the plant. As a result of the acquisition, we have increased our owned processing and packaging capabilities for our soy products. We paid approximately $25.1 million for the purchase of the plant, all of which was funded using borrowings under our senior credit facility.

Amendment to Credit Facility

      On April 5, 2004, we amended our senior credit facility to add a Tranche C term loan in the amount of $400 million, which will mature in July 2008. Borrowings under the Tranche C term loan bear interest at a rate per annum equal to one of the following rates, at our option:

•	a base rate equal to the higher of the Federal Funds rate plus 50 basis points or the prime rate, plus a margin of 50 basis points, or

•	LIBOR divided by the product of one minus the Eurodollar Reserve Percentage, plus a margin of 175 basis points.

      Proceeds of the Tranche C term loan were used to pay down our receivables-backed facility and our revolving credit facility.

      The amendment also added a $250 million “accordion” feature to the revolving line of credit. This feature allows us to expand our revolving line of credit from $1 billion to $1.25 billion if we are in compliance with all of the terms of the credit facility, and we can show that we will continue to be in compliance with the financial covenants after giving effect to the increase. The accordion feature only gives us the ability to request increases to the revolver; the lenders are not obligated to increase their revolving credit commitments.

Stock Buyback

      During the first quarter of 2004, we spent approximately $5.2 million to repurchase 150,000 shares of our common stock for an average price of $34.40 per share. At May 5, 2004, approximately $109.4 million remained available under our stock repurchase authorization.

Results of Operations

      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,452,151	100.0%	$2,144,878	100.0%
Cost of sales	1,839,706	75.0	1,573,645	73.4

Gross profit	612,445	25.0	571,233	26.6
Operating costs and expenses:
Selling and distribution	361,023	14.7	329,673	15.4
General and administrative	90,271	3.7	84,632	3.9
Amortization of intangibles	1,176	0.1	1,636	0.1
Plant closing and rationalization costs, net	7,573	0.3	(1,690)	(0.1)

Total operating costs and expenses	460,043	18.8	414,251	19.3

Total operating income	$152,402	6.2%	$156,982	7.3%

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 14.3% to $2.45 billion during the first quarter of 2004 from $2.14 billion during the first quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended March 31

	2004	2003	$ Increase	% Increase

	(Dollars in thousands)
Dairy Group	$1,953,318	$1,766,358	$186,960	10.6%
Branded Products Group	262,389	156,559	105,830	67.6
Specialty Foods Group	165,483	162,938	2,545	1.6
Corporate/ Other	70,961	59,023	11,938	20.2

Total	$2,452,151	$2,144,878	$307,273	14.3%

      The change in net sales was due to the following:

	Quarter Ended March 31, 2004 vs.
	Quarter Ended March 31, 2003

				Pricing, Volume
			Foreign	and Product	Total
	Acquisitions	Divestitures	Exchange	Mix Changes	Increase

	(Dollars in thousands)
Dairy Group	$114,194	$(6,903)		$79,669	$186,960
Branded Products Group	58,464	(1,822)		49,188	105,830
Specialty Foods Group	1,588			957	2,545
Corporate/ Other			$9,967	1,971	11,938

Total	$174,246	$(8,725)	$9,967	$131,785	$307,273

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 75% in the first quarter of 2004 compared to 73.4% in the first quarter of 2003. Increased raw material costs affected all of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $45.8 million during the first quarter of 2004 as compared to the same period in the prior year. Our operating expense ratio was 18.8% in the first quarter of 2004 compared to 19.3% during the first quarter of 2003. Operating expenses increased primarily due to acquisitions, which represented approximately $36 million of the increase, and due to a $9.3 million increase in plant closing and rationalization costs.

      Operating Income — Operating income during the first quarter of 2004 was $152.4 million, a decrease of $4.6 million from the first quarter of 2003 operating income of $157 million. Our operating margin in the first quarter of 2004 was 6.2% compared to 7.3% in the first quarter of 2003. Our operating margin decreased primarily as a result of higher raw material costs, increased plant closing and rationalization costs and the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased by $13.6 million in the first quarter of 2004 compared to the first quarter of 2003. Interest expense decreased to $42.5 million in the first quarter of 2004 from $46.9 million in the first quarter of 2003. This decrease was the result of lower interest rates in the first quarter of 2004 compared to the same period in the prior year. Financing charges on preferred securities were $0 in the first quarter of 2004 versus $8.4 million in the first quarter of 2003. The preferred securities were eliminated in the second quarter of 2003.

      Income Taxes — Income tax expense was recorded at an effective rate of 37.8% in the first quarter of 2004 compared to 38.3% in the first quarter of 2003. Our tax rate varies as the mix of earnings contributed by our various business units changes, and as tax savings initiatives are adopted.

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003 — Results by Segment

Dairy Group —

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$1,953,318	100.0%	$1,766,358	100.0%
Cost of sales	1,472,343	75.4	1,302,713	73.8

Gross profit	480,975	24.6	463,645	26.2
Operating costs and expenses	342,669	17.5	322,621	18.2

Total segment operating income	$138,306	7.1%	$141,024	8.0%

      The Dairy Group’s net sales increased by approximately $187 million, or 10.6%, in the first quarter of 2004 versus the first quarter of 2003. The change in net sales from the first quarter of 2003 to the first quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$1,766.4
Acquisitions	114.2	6.5%
Divestitures	(6.9)	(0.4)
Volume	(5.8)	(0.3)
Pricing and product mix	85.4	4.8

2004 Net sales	$1,953.3	10.6%

      The most significant cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Melody Farms, LLC in June 2003, Kohler Mix Specialties, Inc. in October 2003 and Ross Swiss Dairies in January 2004, which contributed a total of $114.2 million in sales during the first quarter of 2004, or approximately 61% of the Dairy Group’s net increase in net sales.

      The other primary cause of the net increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first quarter of 2004 compared to the first quarter of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by price concessions that were granted in some markets in the summer of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2004 compared to the first quarter of 2003:

	Quarter Ended March 31*

	2004		2003		% Change

Class I raw skim milk mover(3)	$6.66	(1)	$6.30	(1)	6%
Class I butterfat mover(3)	1.53	(2)	1.18	(2)	30
Class II raw skim milk minimum(4)	6.64	(1)	7.00	(1)	(5)
Class II butterfat minimum(4)	1.92	(2)	1.16	(2)	66

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2003, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Commodities” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      A small portion of these increases in sales was offset by decreases attributable to the divestiture in the summer of 2003 of the private label frozen creamer and frozen pre-whipped topping operations, and by volume declines. Volume sales of all products, net of the effect of acquisitions, fell 0.3% in the first quarter of 2004 compared to the first quarter of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was higher in the first quarter of 2004 compared to the first quarter of 2003 primarily due to the increase in raw milk costs compared to the prior year.

      The Dairy Group’s operating expense ratio decreased to 17.5% in the first quarter of 2004 from 18.2% in the first quarter of 2003. The decrease in the operating expense ratio was due to the effects of increased raw milk costs. Higher raw milk costs generally increase sales dollars because we increase the prices that we charge for fluid dairy products on a monthly basis in accordance with fluctuations in the price of raw milk. Therefore, increased raw milk costs will generally decrease the Dairy Group’s operating expense ratio and decreased raw milk costs will generally increase the Dairy Group’s operating expense ratio. Operating expense dollars increased approximately $20 million during the first quarter of 2004 compared to the first quarter of 2003. The increase was primarily due to acquisitions, which contributed approximately $23.3 million in operating costs.

Branded Products Group —

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$262,389	100.0%	$156,559	100.0%
Cost of sales	179,825	68.5	99,731	63.7

Gross profit	82,564	31.5	56,828	36.3
Operating costs and expenses	66,269	25.3	48,491	31.0

Total segment operating income	$16,295	6.2%	$8,337	5.3%

      The Branded Products Group’s net sales increased by $105.8 million, or 67.6%, in the first quarter of 2004 versus the first quarter of 2003. The change in net sales in the first quarter of 2004 compared to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$156.6
Acquisitions	58.5	37.3%
Divestitures	(1.8)	(1.2)
Volume	34.7	22.2
Pricing and product mix	14.4	9.3

2004 Net sales	$262.4	67.6%

      The most significant cause of the increase in the Branded Products Group’s sales, accounting for approximately 55% of the net increase, was the acquisition of Horizon Organic effective January 1, 2004. This increase was offset slightly by the divestiture in the summer of 2003 of the branded frozen pre-whipped topping and frozen creamer operations.

      Another significant cause of the increase in sales, representing approximately 33% of the net increase, was increased volume sales. Volume sales for the Branded Products Group increased 22.2% in the first quarter of 2004 (net of the effects of acquisitions and divestitures) due to the success of our strategic brands, particularly Silk. Silk volumes increased 36% compared to the first quarter of 2003.

      Increased pricing also contributed to the net increase in sales. Approximately $4.3 million of the net increase in sales due to pricing and product mix was related to a decrease in slotting fees, couponing and certain other promotional costs, which were recorded as reductions of revenue.

      The cost of sales ratio for the Branded Products Group increased from 63.7% in the first quarter of 2003 to 68.5% in the first quarter of 2004 primarily due to the impact of higher raw material costs, particularly Class II butterfat, soybean oil and eggs, and the addition of Horizon Organic which has a higher cost of sales ratio. The increase in commodity costs represented approximately $10 million of the change.

      Operating expenses increased approximately $17.8 million in the first quarter of 2004 compared to the prior year primarily due to the acquisition of Horizon Organic, which contributed approximately $12.7 million in costs, and to a $4.4 million increase in marketing spending at the National Brand Group and White Wave. The operating expense ratio decreased during the first quarter of 2004 primarily due to the relative increase in operating expense dollars compared to the increase in sales dollars.

Specialty Foods Group —

	Quarter Ended March 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$165,483	100.0%	$162,938	100.0%
Cost of sales	128,715	77.8	122,381	75.1

Gross profit	36,768	22.2	40,557	24.9
Operating costs and expenses	17,462	10.5	17,366	10.7

Total segment operating income	$19,306	11.7%	$23,191	14.2%

      The Specialty Foods Group’s net sales increased by $2.5 million, or 1.6%, in the first quarter of 2004 versus the first quarter of 2003. The change in net sales from the first quarter of 2003 to the first quarter of 2004 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2003 Net sales	$162.9
Acquisitions	1.6	1.0%
Volume	(2.0)	(1.2)
Pricing and product mix	3.0	1.8

2004 Net sales	$165.5	1.6%

      The increase in sales was due primarily to increased pricing on non-dairy coffee creamers. The Specialty Foods Group’s sales were also affected by the acquisition of the Cremora powdered non-dairy coffee creamer business in December 2003.

      The increases in pricing were substantially offset by a 1% decline in pickle volumes in the first quarter of 2004 compared to the first quarter of 2003 due to the bankruptcy of a large customer. Aseptic product volumes also declined by 15% during the first quarter of 2004 compared to the same period of the prior year due to reduced sales to certain customers as a result of the relocation of certain production lines. These decreases were partially offset by an increase in unit volumes of nutritional beverages due to increased demand.

      The Specialty Foods Group’s cost of sales ratio increased in the first quarter of 2004. Approximately $3.7 million of this increase was due to substantially higher commodity costs, particularly soybean oil, casein and cheese as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group remained flat, and the operating expense ratio improved slightly due to increased sales.

Liquidity and Capital Resources

Historical Cash Flow

      During the first quarter of 2004, we met our working capital needs with cash flow from operations.

      Net cash provided by operating activities was $90.5 million for the first quarter of 2004 as contrasted to $64.5 million for the same period in 2003, an increase of $26 million. Net cash provided by operating activities was impacted by:

•	Changes in assets and liabilities, which improved by $15.4 million in the first quarter of 2004 compared to the first quarter of the prior year; and

•	An increase of $6 million in net income, and an increase in non-cash depreciation and amortization of $8.1 million in the first quarter of 2004 as compared to the first quarter of 2003.

      Net cash used in investing activities was $373.5 million in the first quarter of 2004 compared to $49.7 million in the first quarter of 2003, an increase of $323.8 million. We used approximately $305.4 million for the acquisitions and approximately $71.3 million for capital expenditures.

      We received a net amount of $230.4 million from borrowings in the first quarter of 2004.

Current Debt Obligations

      Our senior credit facility provides us with a revolving line of credit of up to $1 billion, a Tranche A term loan in the amount of $1 billion, a Tranche B term loan in the amount of $750 million and a Tranche C term loan in the amount of $400 million. We also have an “accordion” feature in our senior credit facility which permits us to expand our revolving line of credit up to $1.25 billion in certain circumstances. See Note 12 to our Condensed Consolidated Financial Statements.

      The senior credit facility, which is secured by substantially all of our assets, contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio (computed as the ratio of the aggregate outstanding principal amount of defined indebtedness to defined EBITDA) and an interest coverage ratio (computed as the ratio of defined EBITDA to interest expense). In addition, this facility requires that we maintain a minimum level of net worth (as defined by the agreement). The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our debt rating. See Notes 5 and 12 to our Condensed Consolidated Financial Statements for detailed information regarding the terms of our credit agreement, including interest rates, principal payment schedules, mandatory prepayment provisions.

      At March 31, 2004, we had outstanding borrowings of $1.87 billion under our senior credit facility (compared to $1.78 billion at December 31, 2003), including $1.63 billion in term loan borrowings, and $240.4 million outstanding under the revolving credit facility. In addition, at March 31, 2004, there were $117 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.

      In addition to our senior credit facility, we also have a $500 million receivables-backed credit facility, which had $465 million outstanding at March 31, 2004. See Note 5 to our Condensed Consolidated Financial Statements for more information about our receivables-backed facility.

      We amended our senior credit facility on April 5, 2004 to add the $400 million Tranche C term loan and “accordian” feature referred to above. Proceeds of the Tranche C term loan were used to pay down borrowings under the revolver and the receivables-backed facility.

      Other indebtedness outstanding at March 31, 2004 included $700 million face value of outstanding indebtedness under senior notes issued by a subsidiary, a $8.3 million line of credit at our Spanish subsidiary, $8.2 million of industrial development revenue bonds and approximately $24.2 million face value of capital lease and other obligations. See Note 5 to our Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and lease obligations at March 31, 2004.

		Payments Due by Period

		04/01/04-	04/01/05-	04/01/06-	04/01/07-	04/01/08-
Indebtedness & Lease Obligations	Total	03/31/05	03/31/06	03/31/07	03/31/08	03/31/09	Thereafter

	(Dollars in thousands)
Senior credit facility	$1,872,305	$163,750	$188,750	$220,000	$941,680	$358,125
Senior notes(1)	700,000		100,000		250,000		$350,000
Receivables-backed facility	465,000			465,000
Foreign line of credit	8,292	8,292
Industrial development revenue bonds	8,200						8,200
Capital lease obligations and other(1)	24,168	8,588	5,359	6,671	2,774	663	113
Purchasing obligations	372,089	237,746	82,426	19,971	11,954	9,717	10,275
Operating leases	452,950	94,625	77,385	63,016	53,428	43,738	120,758

Total	$3,903,004	$513,001	$453,920	$774,658	$1,259,836	$412,243	$489,346

(1)	Represents face value.

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

      We expect to contribute approximately $37.8 million to the pension plans and approximately $2.8 million to the postretirement health plans in 2004.

Other Commitments and Contingencies

      On December 21, 2001, in connection with our acquisition of the former Dean Foods, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred. In addition, one of our milk supply agreements with DFA would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain plants that we acquired as part of the former Dean Foods after the pre-existing agreements with other processors expire.

      We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to litigation and audits described in Note 10 to our Condensed Consolidated Financial Statements:

•	an obligation to pay a $38.3 million bonus by May 31, 2004 to certain employees of White Wave pursuant to the Performance Bonus Plan that was established when we acquired White Wave in May 2002; and

•	certain indemnification obligations related to businesses that we have divested.

      See Note 10 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

      In the first quarter of 2004, we spent approximately $71.3 million on capital expenditures. For 2004, we intend to invest a total of approximately $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(Dollars in millions)
Dairy Group	$275
Branded Products Group	25
Specialty Foods Group	20
Other	30

Total	$350

      For 2004, we expect cash interest to be approximately $160 million based on current debt levels and cash taxes to be approximately $90 million.

      We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

      In 2004, we intend to pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our stock pursuant to open market or privately negotiated transactions. Approximately $109.4 million was available for spending under our stock repurchase program as of May 5, 2004. We base our decisions regarding when to repurchase stock on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account the market value of our stock, the relative expected return on alternative investments and the financial covenants in our credit facility. Any acquisitions or stock repurchases will be funded through cash flows from operations or borrowings under our senior credit facility. If necessary, we believe that we have the ability to secure additional debt or equity financing for our future capital requirements and we will explore those alternatives as appropriate.

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

      Many of our retail customers have become increasingly price sensitive in the current economic environment. Over the past year, we have been subject to a number of intensely competitive bidding situations, which has resulted in margin erosion on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

Prices of Raw Milk, Cream and Other Commodities

      Our business was adversely affected by rising raw material costs during the first quarter of 2004, and we expect our financial results to continue to be adversely affected by high raw material costs for the remainder of the year.

      Dairy Group — The primary raw material used in our Dairy Group is raw milk (which contains both raw skim milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices change on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid dairy products is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices.

      In April and May of this year, the federal minimum price for Class I raw milk has risen to record high levels, and the size of the increase from April to May was unusually large for a one-month period. We expect Class I prices to rise to an even higher level in June. Class II prices started rising in March of this year. Although we currently expect Class I and Class II prices to decrease somewhat in the latter part of 2004, we anticipate that they will still be at levels higher than we experienced in 2003.

      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter started rising by moderate amounts in late 2003, and then increased significantly during the first quarter of 2004. They remain very high during the second quarter and we currently anticipate that these costs will remain high for the near term, then start to decline in the latter part of 2004.

      Of course, raw milk and bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity.

      Prices for resin, which is used in plastic milk bottles, are also extremely high and are expected to remain high for the foreseeable future. Finally, the Dairy Group uses a great deal of diesel fuel in its direct store delivery system, and diesel fuel prices are expected to increase over the next several months.

      In general, our Dairy Group changes the prices that it charges for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Prices for many Class II products are not changed on a monthly basis, but are changed from time to time as circumstances warrant. There can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are contractually constrained with the means and timing of implementing price changes, and at some point price increases could erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials.

      Specialty Foods Group — Many of the raw materials used by our Specialty Foods Group also rose to unusually high levels during the first quarter of 2004, including soybean oil, casein, cheese and packaging materials. Prices for many of these materials are expected to remain high for the foreseeable future. For competitive reasons, the Specialty Foods Group is not able to pass along increases in raw material costs as quickly as the Dairy Group. Therefore, the current raw material environment is expected to adversely affect the Specialty Foods Group’s financial results for the remainder of 2004.

Plant Closings

      As part of our ongoing efforts to reduce our costs and improve our manufacturing efficiency, we expect to close or announce the planned closure of approximately eight to ten plants in 2004. We will incur costs in connection with these plant closings, which will be recorded as operating expenses on our consolidated income statement in the quarter in which they are incurred. Expenses associated with plant closings generally include severance costs, property and equipment write-down costs and in some cases, lease termination expenses. These costs vary from plant to plant and cannot be estimated with certainty. We incurred $7.7 million in plant closing costs in the first quarter of 2004, and we expect to incur approximately $9.4 million of additional expenses in 2004 related to plants that we have closed or announced for closure to date.

Tax Rate

      Our 2003 tax rate was approximately 38%. We believe that our effective tax rate will be approximately 38% for 2004.

      See “— Risk Factors” for a description of various other risks and uncertainties concerning our business.

Risk Factors

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and

Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.

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

Recent Successes of Silk, Horizon Organic, International Delight and Hershey’s Milks Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales

      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to slow and could cause us to lose sales. Our International Delight coffee creamer competes intensely with Nestle’s CoffeeMate business, and our Hershey’s milks and milkshakes compete intensely with Nestle’s Nesquick. Nestle has significantly greater resources than we do, which allows them to promote their products more aggressively. Our failure to successfully compete with Nestle could have a material adverse affect on the sales and profitability of our International Delight and/or our Hershey’s businesses.

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

      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of March 31, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.48 to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We have also entered into an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes this agreement as of March 31, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

5.6%	November 2004	12 million euros (approximately $14.6 million as of March 31, 2004 and $15.1 million as of December 31, 2003)

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred approximately $5.9 million of additional interest expense, net of taxes, during the quarter ending March 31, 2004 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2004, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the first quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

      On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the Securities and Exchange Commission (the “SEC”) informing us that the staff of the SEC was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cited the staff’s belief that we aided and abetted The Fleming Companies in Fleming’s improper acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group received similar notices. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have cooperated fully in the investigation and we are currently engaged in settlement discussions with the staff. We do not expect this matter to have a material adverse impact on our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			At End of	Maximum
			Period, Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
			Purchased as	Units) that May
	Total Number		Part of Publicly	Yet be
	of Shares (or	Average Price	Announced	Purchased Under
	Units)	Paid Per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

March 2004(1)	150,000	$34.40	41,941,466	$109.4 million

Total (2)	150,000	$34.40	41,941,466 (3)	$109.4 million (3)

(1)	No shares were repurchased in January or February of 2004.

(2)	Does not include DSUs and options cancelled in the first quarter of 2004. See Note 6 to our Condensed Consolidated Financial Statements for the first quarter of 2004.

(3)	On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. Thereafter, the Board increased the authorization on the following dates in the following amounts:

New
	Amount of	Authorized
Date of Increase	Increase	Total

September 28, 1999	$100 million	$200 million
November 17, 1999	$100 million	$300 million
May 19, 2000	$100 million	$400 million
November 2, 2000	$100 million	$500 million
January 8, 2003	$150 million	$650 million
February 12, 2003	$150 million	$800 million

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Sixth Amendment to Credit Agreement Certification of Chief Executive Officer pursuant to Section 302 of
31.1	the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of
31.2	the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer pursuant to Section 906 of
32.1	the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 906 of
32.2	the Sarbanes-Oxley Act of 2002

      (b) Form 8-Ks

•	8-K dated January 5, 2004 regarding our acquisition of Horizon Organic

•	8-K dated February 12, 2004 announcing our earnings for the fourth quarter of 2003

•	8-K dated May 4, 2004 announcing our earnings for the first quarter of 2004

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Barry A. Fromberg

Barry A. Fromberg
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

May 10, 2004