Form 10-Q
period 2004-06-30
DEAN FOODS CO/
filed 2004-08-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2004

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

     As of August 5, 2004 the number of shares outstanding of each class of common stock was: 157,824,968

Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	42
Item 4 — Controls and Procedures	43
Part II — Other Information
Item 1 — Legal Proceedings	45
Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	45
Item 4 — Submission of Matters to a Vote of Security Holders	46
Item 6 — Exhibits and Reports on Form 8-K	46
Form of Stock Option Agreement
Form of DSU Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,617	$47,143
Accounts receivable, net	860,890	742,934
Inventories	517,484	426,478
Deferred income taxes	138,381	137,055
Prepaid expenses and other current assets	59,110	47,271

Total current assets	1,605,482	1,400,881
Property, plant and equipment, net	1,875,429	1,773,555
Goodwill	3,336,164	3,197,548
Identifiable intangible and other assets	815,548	620,552

Total	$7,632,623	$6,992,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$991,027	$924,707
Income taxes payable	27,949	65,528
Current portion of long-term debt	300,020	180,158

Total current liabilities	1,318,996	1,170,393
Long-term debt	2,818,939	2,611,356
Other long-term liabilities	280,174	279,823
Deferred income taxes	435,493	388,151
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, 157,727,186 and 154,993,214 shares issued and outstanding	1,577	1,550
Additional paid-in capital	1,581,242	1,498,025
Retained earnings	1,220,571	1,074,258
Accumulated other comprehensive income	(24,369)	(31,020)

Total stockholders’ equity	2,779,021	2,542,813

Total	$7,632,623	$6,992,536

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net sales	$2,806,564	$2,222,572	$5,258,715	$4,367,450
Cost of sales	2,168,366	1,621,419	4,008,072	3,195,064

Gross profit	638,198	601,153	1,250,643	1,172,386
Operating costs and expenses:
Selling and distribution	382,617	340,510	743,640	670,183
General and administrative	85,054	72,154	175,325	156,786
Amortization expense	1,503	998	2,679	2,634
Plant closing and rationalization costs, net	11	3,025	7,584	1,335

Total operating costs and expenses	469,185	416,687	929,228	830,938

Operating income	169,013	184,466	321,415	341,448
Other (income) expense:
Interest expense, net	44,079	44,341	86,580	91,212
Financing charges on trust issued preferred securities		5,769		14,164
Other income, net	(76)	(287)	(1,561)	(950)

Total other (income) expense	44,003	49,823	85,019	104,426

Income before income taxes	125,010	134,643	236,396	237,022
Income taxes	47,937	50,854	90,083	90,024

Net income	$77,073	$83,789	$146,313	$146,998

Average common shares: Basic	157,331,187	139,477,076	156,718,329	134,908,010
Average common shares: Diluted	163,634,332	160,758,274	163,149,189	160,073,296
Basic earnings per common share:
Net income	$0.49	$0.60	$0.93	$1.09

Diluted earnings per common share:
Net income	$0.47	$0.54	$0.90	$0.97

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net income	$146,313	$146,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,034	94,120
Gain on disposition of assets	(1,397)	(1,223)
Write-down of impaired assets	2,175	1,870
Deferred income taxes	37,101	52,755
Taxes on equity compensation	15,298	15,771
Other, net	917	(4,485)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(86,854)	44,808
Inventories	(63,392)	(20,797)
Prepaid expenses and other assets	(16,577)	2,468
Accounts payable, accrued expenses and other liabilities	341	(135,792)
Income taxes payable	(21,158)	20,476

Net cash provided by operating activities	124,801	216,969
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(164,021)	(130,580)
Cash outflows for acquisitions	(351,289)	(52,048)
Proceeds from sale of fixed assets	7,493	5,170

Net cash used in investing activities	(507,817)	(177,458)
Cash Flows From Financing Activities
Proceeds from issuance of debt	478,688	131,049
Repayment of debt	(159,369)	(107,745)
Payment of deferred financing costs	(1,140)
Issuance of common stock, net of expenses	52,474	64,277
Redemption of common stock	(5,163)	(142,565)
Redemption of TIPES		(2,420)

Net cash provided by (used in) financing activities	365,490	(57,404)

Decrease in cash and cash equivalents	(17,526)	(17,893)
Cash and cash equivalents, beginning of period	47,143	45,896

Cash and cash equivalents, end of period	$29,617	$28,003

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2003 Consolidated Financial Statements to the current classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2003 Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 15, 2004).

      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

      Recently Adopted Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in an attempt to improve financial statement disclosures regarding defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.

      Recently Issued Accounting Pronouncements — On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We sponsor medical programs for certain of our United States retirees and expect that this legislation will reduce the costs for some of these programs. In April 2004, the FASB issued Staff Position (“FSP”) No. FAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. We are currently evaluating the impact of the FSP on our Consolidated Financial Statements.

      Stock-Based Compensation — We measure compensation expense for our stock-based compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. No compensation expense has been recognized since stock options granted were at exercise prices which were at or above market value at the grant date. Compensation expense for grants of deferred stock units (“DSUs”) is recorded over the vesting period. See Note 6 for more information about our stock option and DSU programs. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands, except share data)
Net income, as reported	$77,073	$83,789	$146,313	$146,998
Add: Stock-based compensation expense included in net income, net of tax	919	596	1,825	1,194
Less: Stock-based employee compensation determined under fair-value based methods for all awards, net of income tax benefit	9,184	9,629	17,888	18,685

Pro forma net income	$68,808	$74,756	$130,250	$129,507

Net income per share:
Basic — as reported	$0.49	$0.60	$0.93	$1.09
Basic — pro forma	0.44	0.54	0.83	0.96
Diluted — as reported	0.47	0.54	0.90	0.97
Diluted — pro forma	0.42	0.49	0.80	0.87
Stock option share data:
Stock options granted during period	122,598	84,000	2,177,288	3,421,991
Weighted average option fair value	$11.04	$13.91	$8.88	$11.55

      The fair value of each stock option grant is calculated using the Black-Scholes option pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

Expected volatility	25%	37%	25%	37-38%
Expected dividend yield	0%	0%	0%	0%
Expected option term	5 years	7 years	5 years	7 years
Risk-free rate of return	3.81%	3.03- 3.39%	2.98- 3.81%	3.03- 3.64%

      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of the costs. Shipping and handling costs included in cost of sales include inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $273.4 million and $244.4 million in the second quarter of 2004 and 2003, respectively, and $541.6 million and $485.8 million during the first six months of 2004 and 2003, respectively.

2.	Acquisitions

      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one plant located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $19 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

      On April 5, 2004, our Branded Products Group acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the plant co-packed Silk® products for us at the plant. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, which should enable us to reduce our costs. We paid approximately $25.5 million for the purchase of the plant, all of which was funded using borrowings under our senior credit facility.

      In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee for an aggregate purchase price of approximately $16.8 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

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

      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2004 and late 2003, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate that the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

3.	Inventories

	At June 30,	At December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$196,702	$165,206
Finished goods	320,782	261,272

Total	$517,484	$426,478

      Approximately $65.5 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at June 30, 2004 and December 31, 2003, respectively. There was no material excess of current cost over the stated value of LIFO inventories at either date.

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

		Branded	Specialty
		Products	Foods
	Dairy Group	Group	Group	Other	Total

	(In thousands)
Balance at January 1, 2004	$2,410,364	$390,269	$311,790	$85,125	$3,197,548
Acquisitions	20,466	124,019		13,006	157,491
Purchase accounting adjustments	(10,476)		(4,770)		(15,246)
Currency changes and other				(3,629)	(3,629)

Balance at June 30, 2004	$2,420,354	$514,288	$307,020	$94,502	$3,336,164

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$654,056	$(14,274)	$639,782	$485,358	$(14,274)	$471,084
Intangible assets with finite lives:
Customer-related	74,077	(14,836)	59,241	50,850	(12,187)	38,663

Total	$728,133	$(29,110)	$699,023	$536,208	$(26,461)	$509,747

      Amortization expense on intangible assets for the three months ended June 30, 2004 and 2003 was $1.2 million for both periods, and $2.5 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$6.5 million
2006	6.3 million
2007	6.2 million
2008	6.0 million
2009	5.9 million

5.	Long-Term Debt

	At June 30, 2004		At December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$2,179,593	3.44%	$1,784,053	3.05%
Subsidiary debt obligations:
Senior notes	662,638	6.625-8.15	660,663	6.625-8.15
Receivables-backed facility	235,000	2.01	302,500	1.84
Other lines of credit	12,953	2.70	6,401	2.76
Industrial development revenue bonds			11,700	1.35-1.40
Capital lease obligations and other	28,775		26,197

	3,118,959		2,791,514
Less current portion	(300,020)		(180,158)

Total	$2,818,939		$2,611,356

      Senior Credit Facility — At June 30, 2004, our senior credit facility provided for a revolving line of credit and three term loans. At June 30, 2004 there were outstanding term loan borrowings of $1.99 billion under this facility, and $188.1 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $101.2 million were issued but undrawn. At June 30, 2004, approximately $710.7 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement. We are currently in compliance with all covenants contained in our credit agreement.

      The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.44% at June 30, 2004. However, we had interest rate swap agreements in place that hedged $1.13 billion of our borrowings under this facility at an average rate of 4.32%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

      Principal payments are required on the Tranche A term loan as follows:

•	$37.5 million quarterly beginning on September 30, 2003 through December 31, 2004;

•	$43.75 million quarterly on March 31, 2005 through December 31, 2005;

•	$50 million quarterly on March 31, 2006 through December 31, 2006;

•	$62.5 million quarterly on March 31, 2007 and June 30, 2007; and

•	A final payment of $275 million on July 15, 2007.

      Principal payments are required on the Tranche B term loan as follows:

•	$1.875 million quarterly beginning on September 30, 2003 through December 31, 2007; and

•	$358.1 million on each of March 31, 2008 and July 15, 2008.

      Principal payments required on the Tranche C term loan are as follows:

•	$1 million quarterly beginning on June 30, 2004 through December 31, 2007;

•	$192.5 million on March 31, 2008; and

•	$192.5 million on July 15, 2008.

      No principal payments are due on the $1 billion line of credit until maturity on July 15, 2007.

      The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions not in the ordinary course of business.

      In consideration for the revolving commitment, we pay a quarterly commitment fee on unused amounts of the revolving credit facility that ranges from 25 to 37.5 basis points, depending on our leverage ratio (as defined in the credit agreement).

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

      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price is not greater than $300 million, (3) we acquire at least 51% of the acquired entity, and (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target. All other acquisitions must be approved in advance by the required lenders.

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

      The agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The agreement does not contain any default triggers based on our credit rating.

      We expect to finalize a significant amendment to our credit facility in mid-August 2004. See Note 12.

      Senior Notes — One of our subsidiaries, the former Dean Foods Company, has certain senior notes outstanding. The notes carry the following interest rates and maturities:

•	$98.6 million ($100 million face value), at 6.75% interest, maturing in June 2005;

•	$250.4 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$187 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$126.6 million ($150 million face value), at 6.9% interest, maturing in 2017.

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

      Receivables-Backed Facility — We have entered into a $500 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first six months of 2004, we had net payments of $67.5 million under this facility leaving an outstanding balance of $235 million at June 30, 2004. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on the receivables backed loan was 2.01% at June 30, 2004. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At June 30, 2004, we could have re-borrowed an additional $262.3 million under this facility.

      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At June 30, 2004, $13 million was outstanding under these lines of credit at an average interest rate of 2.7%.

      Industrial Development Revenue Bonds — During 2004, we repaid the remaining principal balances of our outstanding industrial development revenue bonds, which had an aggregate outstanding principal balance of $11.7 million at December 31, 2003.

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

      Interest Rate Agreements — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows. These swap agreements provide hedges for variable rate borrowings by limiting or fixing the LIBOR interest rates at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

      The following table summarizes our various interest rate agreements in effect as of June 30, 2004 and December 31, 2003:

	Expiration	Notional
Fixed Interest Rates	Date	Amounts

		(In millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We also have an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. The following table describes this agreement at June 30, 2004 and December 31, 2003:

Expiration
Fixed Interest Rates	Date	Notional Amounts

5.60%	November 2004	12 million euros (approximately $14.5 million as of June 30, 2004 and $15.1 million as of December 31, 2003)

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

      As of June 30, 2004, our derivative liability totaled $28.7 million on our consolidated balance sheet including approximately $22.8 million recorded as a component of accounts payable and accrued expenses and $5.9 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or six months ended June 30, 2004. Approximately $5.9 million and $11.8 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and six months ended June 30, 2004, respectively. We estimate that approximately $14.9 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses, if realized, will effectively raise the interest expense that would otherwise be payable on our variable rate debt.

      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity

      Stock Award Plans — The following table summarizes stock option activity during the first six months of 2004 under our stock-based compensation programs:

		Weighted Average
	Options	Exercise Price

Options outstanding at December 31, 2003	16,599,126	$18.50
Options granted during the first six months of 2004(1)	2,177,288	31.43
Options issued to Horizon Organic option holders(2)	1,137,308	16.37
Options canceled during the first six months of 2004(3)	(117,721)	22.39
Options exercised during the first six months of 2004	(2,564,609)	17.16

Options outstanding at June 30, 2004	17,231,392	20.12

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately-vested option to purchase 7,500 shares of common stock.

(2)	In connection with our acquisition of Horizon Organic, all options to purchase Horizon Organic stock outstanding at the time of the acquisition were converted into options to purchase our stock, most of which were automatically vested when we completed the acquisition.

(3)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.

      We also issued 15,852 shares of restricted stock during the first half of 2004 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

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

	Employees	Directors	Total

DSUs outstanding at December 31, 2003	653,500	28,050	681,550
DSUs issued during the first six months of 2004	403,200	28,050	431,250
Shares issued during the first six months of 2004 upon vesting of DSUs granted in 2003	(99,930)	(5,950)	(105,880)
DSUs cancelled during first half of 2004	(42,770)		(42,770)

Outstanding at June 30, 2004	914,000	50,150	964,150

Weighted average fair value	$27.56	$34.75	$27.93
Compensation expense (in thousands)	$2,797	$147	$2,944

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income	$77,073	$83,789	$146,313	$146,998
Denominator:
Average common shares	157,331,187	139,477,076	156,718,329	134,908,010
Basic EPS	$0.49	$0.60	$0.93	$1.09
Diluted EPS computation:
Numerator:
Net income	$77,073	$83,789	$146,313	$146,998
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities		3,663		8,994

Income applicable to common stock	$77,073	$87,452	$146,313	$155,992

Denominator:
Average common shares — basic	157,331,187	139,477,076	156,718,329	134,908,010
Stock option conversion(1)	5,340,743	5,485,272	5,492,044	5,434,730
DSUs	962,402	768,750	938,816	739,019
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities		15,027,176		18,991,537

Average common shares — diluted	163,634,332	160,758,274	163,149,189	160,073,296

Diluted EPS	$0.47	$0.54	$0.90	$0.97

(1)	Stock option conversion excludes anti-dilutive shares of 5,951 and 2,975 for the quarter and six months ended June 30, 2004, respectively; and 907 and 970 shares for the quarter and six months ended June 30, 2003, respectively.

      Stock Repurchases — During the first quarter of 2004, we spent approximately $5.2 million to repurchase 150,000 shares of our common stock for an average price of $34.40 per share. At June 30, 2004, approximately $109.4 million remained available under our stock repurchase authorization.

7.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $86.3 million and $153 million for the second quarter and first half of 2004. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the six months ended June 30, 2004 are included below.

	Pre-Tax Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(62,731)	$31,711	$(31,020)
Cumulative translation adjustment arising during period	(1,937)		(1,937)
Net change in fair value of derivative instruments	(6,364)	1,647	(4,717)
Amounts reclassified to income statement related to derivatives	8,989	(3,139)	5,850
Minimum pension liability adjustment	(2,876)	1,093	(1,783)

Accumulated other comprehensive income, March 31, 2004	(64,919)	31,312	(33,607)
Cumulative translation adjustment arising during period	(1,931)		(1,931)
Net change in fair value of derivative instruments	7,850	(2,625)	5,225
Amounts reclassified to income statement related to derivatives	9,145	(3,201)	5,944

Accumulated other comprehensive income, June 30, 2004	$(49,855)	$25,486	$(24,369)

8.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$783	$700	$1,566	$1,400
Interest cost	4,401	4,438	8,802	8,876
Expected return on plan assets	(3,337)	(2,608)	(6,674)	(5,216)
Amortizations:
Unrecognized transition obligation	36	27	35	54
Prior service cost	191	177	382	354
Unrecognized net loss	426	458	852	916
Effect of settlement	476	636	952	1,272

Net period benefit cost	$2,976	$3,828	$5,915	$7,656

      We expect to contribute $37.8 million to the pension plans for 2004.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$262	$292	$524	$584
Interest cost	319	304	638	608
Amortizations:
Prior service cost	(17)	(52)	(34)	(104)
Unrecognized net loss	85	58	170	116

Net period benefit cost	$649	$602	$1,298	$1,204

      We expect to contribute $2.8 million to the postretirement health plans for 2004.

9.	Plant Closing and Rationalization Costs

      Plant Closing and Rationalization Costs — As part of our overall rationalization and cost reduction program, we recorded net costs of $7.6 million and $1.3 million during the first six months of 2004 and 2003, respectively.

      The charges recorded during the first six months of 2004 are primarily related to the following:

•	Closing of a Dairy Group manufacturing facility in Wisconsin;

•	Closing of two Dairy Group manufacturing facilities in California;

•	Closing of a Dairy Group manufacturing facility in North Carolina and

•	The transfer of Morningstar Foods’ private label and manufacturing operations to the Dairy Group.

      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $4 million related to shutdown and other costs. The majority of these additional charges are expected to be completed by December 2004.

      The principal components of our overall rationalization and cost reduction program include the following:

•	Workforce reductions as a result of plant closings, plant rationalizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare the abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2004 was approximately $6.8 million. We are marketing these properties for sale.

      In the second quarter of 2004, we sold a closed Dairy Group plant in Honolulu, Hawaii. In 2003, when we closed this plant, we recorded plant closing costs which included a write-down in the value of the plant and accruals for certain lease obligations. Because we sold the plant for more than expected, we reversed the impairment charge by recording a credit to restructuring expense of $1.7 million and reversed $0.5 million of lease obligations that were cancelled.

      Activity with respect to plant closing and rationalization costs for exit plans approved after January 1, 2003, which was accounted for under FAS No. 146, is summarized below:

	Accrued	Six Months Ended		Accrued
	Charges at	June 30, 2004		Charges at
	December 31,			June 30,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$5,962	$3,189	$(5,772)	$3,379
Shutdown costs		1,880	(1,880)
Lease obligations after shutdown	477	(130)	(190)	157
Other	53	2,360	(2,394)	19

Subtotal	$6,492	7,299	$(10,236)	$3,555

Noncash charges:
Write-down of assets		2,175
Gain on sale of facility		(1,695)

Total charges		$7,779

      Activity with respect to plant closing and rationalization costs for exit plans approved before January 1, 2003, which was accounted for under EITF 94-3, is summarized below:

	Accrued	Six Months Ended		Accrued
	Charges at	June 30, 2004		Charges at
	December 31,			June 30,
	2003	Charges	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$1,443	$(245)	$(624)	$574
Shutdown costs	557		(127)	430
Other	292	172	(100)	364

Total	$2,292	$(73)	$(851)	$1,368

      The majority of future cash requirements to reduce the liability at June 30, 2004 are expected to be completed within a year.

      The net plant closing and rationalization expense for the six months ended June 30, 2004 also includes income of $122,000 related to the sale of our frozen creamer and frozen pre-whipped topping operations in July of 2003.

      In the first six months of 2003, we recorded charges of $3 million related to the closing of a Dairy Group ice cream plant in Hawaii and the organizational realignment of the Midwest Region of our Dairy Group. We also recorded a gain of $1.7 million as a reduction of plant closing expense related to the sale of a closed Dairy Group plant in Port Huron, Michigan. In 2001, when we closed this plant, we recorded plant closing costs which included a write-down in the value of the plant. We sold the plant for more than expected, resulting in the $1.7 million gain, which was recorded as a reduction of plant closing expense. Net plant closing costs were $1.3 million for the first six months of 2003.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrue costs pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During the first six months of 2004, we accrued costs to close two Dairy Group plants acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004.

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

      Also during the first quarter of 2004, we recorded certain adjustments to reduce our acquisition liability by approximately $1.5 million related to exit activities in our Specialty Foods Group segment. The liabilities were recorded as part of our overall integration and efficiency efforts related to our acquisition of the former Dean Foods Company. These adjustments reduced goodwill.

      Activity with respect to these acquisition liabilities during the first six months of 2004 is summarized below:

		Six Months Ended
		June 30, 2004
	Accrued				Accrued
	Charges at				Charges at
	December 31,				June 30,
	2003	Accruals	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,871	$2,458	$(1,363)	$(471)	$3,495
Shutdown costs	6,317	5,050	(1,466)	(1,034)	8,867

Total	$9,188	$7,508	$(2,829)	$(1,505)	$12,362

10.	Commitments and Contingencies

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

      Fleming Matter — On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the Staff of the Securities and Exchange Commission (the “SEC”) informing us that the Staff was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cites the Staff’s belief that we aided and abetted The Fleming Companies in Fleming’s acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group received similar notices. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have cooperated fully in the investigation and we are currently engaged in settlement discussions with the Staff. We believe we have established adequate reserves to satisfy our potential liability and we do not expect the investigation or a settlement thereof to have a material adverse impact on our company.

      Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2 million for casualty claims. We believe we have established adequate reserves to cover these claims.

      Litigation, Investigations and Audits — We and our subsidiaries are parties from time to time to certain other claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

11.	Business and Geographic Information and Major Customers

      We currently have three reportable segments: the Dairy Group, the Branded Products Group and the Specialty Foods Group.

      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States, under customer labels and under our proprietary local and regional brands. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group segment.

      Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, such as Silk soymilk; Sun Soy soymilk; Silk cultured soy products; White Wave and Tofu Town branded tofu; Horizon Organic dairy products, juices and infant formula; Rachel’s Organic dairy products (sold in the United Kingdom); International Delight coffee creamers; Hershey’s milks and milkshakes; LAND O’LAKES fluid and cultured products; Marie’s dips and dressings; and Dean’s dips. The Branded Products Group sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The Branded Products Group’s operations are currently conducted through three distinct operating units, including

White Wave, Horizon Organic and Dean National Brand Group. However, on August 4, 2004, we announced that we will consolidate the operations of these three operating units into a single business. We expect this consolidation to be completed within the next 18 to 24 months.

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

      The Dairy Group, which now manufactures most of the Branded Products Group’s products, transfers finished products to the Branded Products Group at cost. A small percentage of our Branded Products Group’s products (approximately $11.8 million and $5.9 million in the second quarter of 2004 and 2003, respectively, and approximately $22.3 million and $10.6 million in the first six months of 2004 and 2003, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in the Branded Products Group for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the plants that manufacture the Branded Products Group’s products (except for three plants which are owned and operated by White Wave) are reported as part of the Dairy Group, while intangibles and any associated amortization related to the Branded Products Group’s brands are reported as part of the Branded Products Group.

      Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal.

      We evaluate the performance of our segments based on operating profit or loss before gains and losses on sale of assets, plant closing and rationalization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2004	2003	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$2,265,849	$1,814,240	$4,219,167	$3,580,598
Branded Products Group	288,520	169,363	550,909	325,922
Specialty Foods Group	174,168	175,676	339,651	338,614
Corporate/ Other	78,027	63,293	148,988	122,316

Total	$2,806,564	$2,222,572	$5,258,715	$4,367,450

Intersegment sales:
Dairy Group	$13,331	$6,293	$24,126	$11,644
Branded Products Group	1,585	394	2,960	829
Specialty Foods Group	538	2,620	2,304	6,914

Total	$15,454	$9,307	$29,390	$19,387

Operating income:
Dairy Group	$154,410	$173,079	$292,716	$314,103
Branded Products Group	17,263	3,263	33,558	11,600
Specialty Foods Group	19,832	26,584	39,138	49,775
Corporate/ Other	(22,481)	(15,435)	(36,413)	(32,695)

Segment operating income	169,024	187,491	328,999	342,783
Plant closing and rationalization costs, net	11	3,025	7,584	1,335

Total	$169,013	$184,466	$321,415	$341,448

	At June 30

	2004	2003

	(In thousands)
Assets:
Dairy Group	$5,356,235	$4,926,568
Branded Products Group	1,101,676	632,688
Specialty Foods Group	609,899	597,810
Corporate/ Other	564,813	496,288

Total	$7,632,623	$6,653,354

Geographic Information

	Net Sales

	Three Months Ended		Six Months Ended		Long-Lived Assets at
	June 30		June 30		June 30

	2004	2003	2004	2003	2004	2003

	(In thousands)				(In thousands)
United States	$2,716,883	$2,159,279	$5,086,226	$4,245,134	$5,816,234	$5,226,217
Europe	89,681	63,293	172,489	122,316	210,907	140,338

Total	$2,806,564	$2,222,572	$5,258,715	$4,367,450	$6,027,141	$5,366,555

      Significant Customers — Our Dairy Group, Branded Products Group and Specialty Foods Group segments had one customer that represented greater than 10% of their sales in the first six months of 2004. Approximately 12.6% of our consolidated sales in the first six months of 2004 were to that same customer. In addition, our International Group had two customers that represented greater than 10% of their sales in the first six months of 2004. Each of these customers represented less than 1% of our consolidated sales.

12.	Subsequent Events

      In mid-August of 2004, we expect to finalize an amendment to our senior credit facility that would (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, and (3) eliminate term loans B and C. Currently, the interest rate on the revolving credit facility and the term loan A is either, at our election, a base rate (defined as the higher of the federal funds rate plus 50 basis points or the prime rate) plus a margin that varies from 0 to 75 basis points depending on our leverage ratio (which is the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or LIBOR plus a margin that varies from 125 to 200 basis points, depending on our leverage ratio. With this amendment, both the revolver and the term loan will bear interest, at our election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The maturity date of the revolving credit facility and the term loan A will be extended from July 2007 to August 2009, and the amortization of the term loan A will change so that no principal payments will be due in 2004 or 2005, and principal payments totaling $56.3 million, $225 million, $431.3 million and $787.5 million will be due in 2006, 2007, 2008 and 2009, respectively. Also, the net worth covenant will be eliminated, the maximum leverage ratio requirement will be fixed at 4 to 1 and the interest coverage requirement will be fixed at 3 to 1.

      When we amend our credit facility, we will write off approximately $33 million of deferred financing costs that were incurred in connection with our existing credit facility, and are currently being amortized over the remaining term of the existing revolving credit facility and term loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products including, for example: Silk soymilk; Horizon Organic dairy products and juices; International Delight coffee creamers; Marie’s refrigerated dips and dressings; and LAND O’LAKES fluid and cultured dairy products. Our Specialty Foods Group is the leading pickle processor in the United States and maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 80% of our consolidated sales in 2003 and in the first six months of 2004. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures most of the products marketed and sold by our Branded Products Group. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive DSD systems in the United States.

      Branded Products Group — Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, including Silk soymilk; Sun Soy soymilk; Silk cultured soy products; White Wave and Tofu Town branded tofu; Horizon Organic organic dairy products, juices and infant formula; Rachel’s Organic dairy products (sold in the United Kingdom); International Delight coffee creamers; Hershey’s milks and milkshakes; LAND O’LAKES fluid and cultured dairy products; Marie’s dips and dressings; and Dean’s dips. The Branded Products Group sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The Branded Products Group’s operations are currently conducted through three distinct operating units, including White Wave, Horizon Organic and Dean National Brand Group. However, on August 4, 2004, we announced that we will consolidate the operations of these three operating units into a single business. We expect this consolidation to be completed within the next 18 to 24 months.

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

      Key Performance Indicators — The key performance indicators that we use to evaluate the performance of our segments are sales volumes, gross profit (sales less cost of sales) and segment operating income. Because we cannot predict the timing and amount of gains and losses on sales of assets, plant closing and rationalization costs, and foreign exchange gains and losses, we do not consider these types of charges when evaluating the performance of our segments, when making decisions regarding the allocation of resources, or in determining incentive compensation for management. Therefore, gains and losses on sales of assets, plant closing and rationalization costs and foreign exchange gains and losses are not reported in any of our operating segments.

Recent Developments

Acquisitions

      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one plant located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $19 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

      On April 5, 2004, our Branded Products Group acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the plant co-packed Silk® products for us at the plant. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, which should enable us to reduce costs. We paid approximately $25.5 million for the purchase of the plant, all of which was funded using borrowings under our senior credit facility.

      In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee for an aggregate purchase price of approximately $16.8 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. We transitioned the majority of Ross Swiss Dairies’ manufacturing needs into our southern California plants in May 2004. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

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

Amendments to Credit Facility

      In mid-August of 2004, we expect to finalize an amendment to our senior credit facility that would (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, and (3) eliminate term loans B and C. Currently, the interest rate on the revolving credit facility and the term loan A is either, at our election, a base rate (defined as the higher of the federal funds rate plus 50 basis points or the prime rate) plus a margin that varies from 0 to 75 basis points depending on our leverage ratio (which is the ratio of indebtedness to EBITDA, as such terms are defined in the credit agreement), or LIBOR plus a margin that varies from 125 to 200 basis points, depending on our leverage ratio. With this amendment, both the revolver and the term loan will bear interest, at our election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The maturity date of the revolving credit facility and the term loan A will be extended from July 2007 to August 2009, and the amortization of the term loan A will change so that no principal payments will be due in 2004 or 2005, and principal payments totaling $56.3 million, $225 million, $431.3 million and $787.5 million will be due in 2006, 2007, 2008 and 2009, respectively. Also, the net worth covenant will be eliminated, the maximum leverage ratio requirement will be fixed at 4 to 1 and the minimum interest coverage requirement will be fixed at 3 to 1.

      When we amend our credit facility, we will write off approximately $33 million of deferred financing costs that were incurred in connection with our existing credit facility, and are currently being amortized over the remaining term of the existing revolving credit facility and term loans.

      On April 5, 2004, we amended our senior credit facility to add a third term loan (Tranche C). Proceeds of the Tranche C term loan were used to pay down our receivables-backed facility and our revolving credit facility. The amendment also added a $250 million “accordion” feature. The Tranche C term loan and the accordion feature will be eliminated when we amend our credit facility in August 2004.

Plant Closings and Rationalization Activities

      As part of our overall rationalization and cost reduction program, we have closed or announced the closure of 8 Dairy Group plants during 2004, moving the production to other Dairy Group plants. The plants that have been closed or identified for closure are located in Lansing, Michigan; Wilkesboro, North Carolina; Madison, Wisconsin; Sulphur Springs, Texas; South Gate and San Leandro, California; Westwego, Louisiana; and Pocatello, Idaho. We have also closed the Horizon Organic Farm and Education Center near Annapolis, Maryland. We recorded approximately $7.6 million in net plant closing and rationalization costs during the six months ended June 30, 2004. We expect to close up to 10 plants in 2004.

Stock Buyback

      During the first quarter of 2004, we spent approximately $5.2 million to repurchase 150,000 shares of our common stock for an average price of $34.40 per share. At June 30, 2004, approximately $109.4 million remained available under our stock repurchase authorization.

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30

	2004		2003		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,806,564	100.0%	$2,222,572	100.0%	$5,258,715	100.0%	$4,367,450	100.0%
Cost of sales	2,168,366	77.3	1,621,419	73.0	4,008,072	76.2	3,195,064	73.2

Gross profit	638,198	22.7	601,153	27.0	1,250,643	23.8	1,172,386	26.8
Operating costs and expenses:
Selling and distribution	382,617	13.6	340,510	15.3	743,640	14.2	670,183	15.3
General and administrative	85,054	3.1	72,154	3.2	175,325	3.3	156,786	3.6
Amortization of intangibles	1,503	0.0	998	0.0	2,679	0.0	2,634	0.1
Plant closing and rationalization costs, net	11	0.0	3,025	0.2	7,584	0.2	1,335	0.0

Total operating expenses	469,185	16.7	416,687	18.7	929,228	17.7	830,938	19.0

Total operating income	$169,013	6.0%	$184,466	8.3%	$321,415	6.1%	$341,448	7.8%

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

      Net Sales — Consolidated net sales increased approximately 26.3% to $2.81 billion during the second quarter of 2004 from $2.22 billion during the second quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended June 30

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in thousands)
Dairy Group	$2,265,849	$1,814,240	$451,609	24.9%
Branded Products Group	288,520	169,363	119,157	70.4
Specialty Foods Group	174,168	175,676	(1,508)	(0.9)
Corporate/ Other	78,027	63,293	14,734	23.3

Total	$2,806,564	$2,222,572	$583,992	26.3%

      The change in net sales was due to the following:

	Quarter Ended June 30, 2004 vs. Quarter Ended June 30, 2003

				Pricing, Volume
			Foreign	and Product	Total
	Acquisitions	Divestitures	Exchange	Mix Changes	Increase/(Decrease)

	(In thousands)
Dairy Group	$124,497	$(14,832)		$341,944	$451,609
Branded Products Group	67,974	(1,662)		52,845	119,157
Specialty Foods Group	2,250			(3,758)	(1,508)
Corporate/ Other	3,194		$5,206	6,334	14,734

Total	$197,915	$(16,494)	$5,206	$397,365	$583,992

      Net sales for the second quarter of 2004 increased approximately $584 million compared to the second quarter of 2003 primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties, Ross Swiss Dairies and Melody Farms in our Dairy Group segment; Horizon Organic and LAND O’LAKES East in our Branded

Products Group segment; Cremora in our Specialty Foods Group segment; and Tiger Foods in our Corporate/ Other segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 77.3% in the second quarter of 2004 compared to 73% in the second quarter of 2003. Increased raw material costs affected all of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $52.5 million during the second quarter of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to:

•	Acquisitions, which represented approximately $30 million of the increase;

•	Higher fuel costs across all segments and increased volumes at the Branded Products Group, which added approximately $6 million to distribution costs in the second quarter of 2004 compared to last year; and

•	Corporate overhead expenses that were approximately $6 million higher than last year, with the increase due primarily to consulting fees incurred in connection with the consolidation of our Branded Products Group announced on August 4, 2004, and higher professional and legal fees due to increased transactional activity.

These increases were slightly offset by a decrease of approximately $3 million in net plant closing and rationalization costs. Our operating expense ratio decreased to 16.7% in the second quarter of 2004 compared to 18.7% during the second quarter of 2003, due to increased sales.

      Operating Income — Operating income during the second quarter of 2004 was $169 million, a decrease of $15.5 million from the second quarter of 2003 operating income of $184.5 million. Our operating margin in the second quarter of 2004 was 6% compared to 8.3% in the second quarter of 2003. Our operating income decreased primarily as a result of higher raw material costs and our operating margin decreased for the same reason, in addition to the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased by $5.8 million in the second quarter of 2004 compared to the second quarter of 2003. Interest expense was relatively flat at $44.1 million in the second quarter of 2004 as compared to $44.3 million in the second quarter of 2003. Financing charges on preferred securities were $0 in the second quarter of 2004 versus $5.8 million in the second quarter of 2003. The preferred securities were converted into common stock in the second quarter of 2003.

      Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in the second quarter of 2004 compared to 37.8% in the second quarter of 2003. Our tax rate varies as the mix of earnings contributed by our various business unit changes, and as tax savings initiatives are adopted.

Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003 — Results by Segment

Dairy Group —

	Quarter Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,265,849	100.0%	$1,814,240	100.0%
Cost of sales	1,769,822	78.1	1,327,077	73.2

Gross profit	496,027	21.9	487,163	26.8
Operating costs and expenses	341,617	15.1	314,084	17.3

Total segment operating income	$154,410	6.8%	$173,079	9.5%

      The Dairy Group’s net sales increased by approximately $451.6 million, or 24.9%, in the second quarter of 2004 versus the second quarter of 2003. The change in net sales from the second quarter of 2003 to the second quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$1,814.2
Acquisitions	124.5	6.9%
Divestitures	(14.8)	(0.8)
Volume	(12.8)	(0.7)
Pricing and product mix	354.7	19.5

2004 Net sales	$2,265.8	24.9%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the second quarter of 2004 compared to the second quarter of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by the effect of price concessions that were granted in some markets in the third quarter of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat (which are indicators of the prices we pay for raw milk) for the second quarter of 2004 compared to the second quarter of 2003:

	Quarter Ended June 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$10.15	(2)	$5.92	(2)	71.5%
Class I butterfat mover(1)	2.38	(3)	1.14	(3)	108.8
Class II raw skim milk minimum(4)	6.77	(2)	6.62	(2)	2.3
Class II butterfat minimum(4)	2.38	(3)	1.16	(3)	105.2

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2003, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Commodities” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Kohler Mix Specialties in October 2003, Ross Swiss Dairies in January 2004 and Melody Farms in June 2003, which contributed a combined total of $124.5 million in sales during the second quarter of 2004.

      A small portion of these increases in sales was offset by decreases attributable to the divestiture in July 2003 of the private label frozen creamer and frozen pre-whipped topping operations, and by volume declines. Volume sales of all products, net of the effect of acquisitions, fell approximately 1% in the second quarter of 2004 compared to the second quarter of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was significantly higher in the second quarter of 2004 compared to the second quarter of 2003, almost entirely due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 71.5% higher in the second quarter of 2004 compared to the second quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $27.5 million during the second quarter of 2004 compared to the second quarter of 2003. The increase was primarily due to acquisitions, which contributed approximately $16 million in operating costs, and due to higher distribution expenses related to the addition of certain large customers who require more deliveries and to an increase in fuel costs of approximately $3 million. Despite the increased operating expenses, the Dairy Group’s operating expense ratio decreased to 15.1% in the second quarter of 2004 from 17.3% in the second quarter of 2003 due to the effect of increased sales.

Branded Products Group —

	Quarter Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$288,520	100.0%	$169,363	100.0%
Cost of sales	195,198	67.6	110,791	65.4

Gross profit	93,322	32.4	58,572	34.6
Operating costs and expenses	76,059	26.4	55,309	32.7

Total segment operating income	$17,263	6.0%	$3,263	1.9%

      The Branded Products Group’s net sales increased by $119.2 million, or 70.4%, in the second quarter of 2004 versus the second quarter of 2003. The change in net sales from the second quarter of 2003 to the second quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$169.4
Acquisitions	68.0	40.2%
Divestitures	(1.7)	(1.0)
Volume	21.6	12.8
Pricing and product mix	31.2	18.4

2004 Net sales	$288.5	70.4%

      The most significant cause of the increase in sales, representing more than half of the net increase, was acquisitions. The Branded Products Group acquired Horizon Organic effective January 1, 2004 and LAND O LAKES East effective March 31, 2004. See “— Recent Developments  — Acquisitions.”

      Higher selling prices were another cause of the increase in the Branded Product Group’s sales. The two primary drivers of this increase were (1) increased pricing of our strategic brands, and (2) a decline in slotting fees, couponing and certain other promotional costs that are recorded as reductions of revenue, as we shift our focus toward consumer-oriented advertising and marketing, which is recorded as operating expense. Promotional spending declined by approximately $8 million (excluding the effect of acquisitions) during the second quarter of 2004 compared to the same period in the prior year.

      Another significant cause of the increase in sales was increased volume sales. Volume sales for the Branded Products Group increased approximately 13% in the second quarter of 2004 (net of the effects of acquisitions and divestitures) due to the success of our strategic brands, particularly Silk and International Delight. Silk volumes increased 31% and International Delight volumes increased 18% compared to the second quarter of 2003. Increased Silk volumes were due primarily to the growth of the soymilk category in club, mass and natural foods channels and, to some extent, to the positive effects of increased consumer advertising. We believe the increased demand for International Delight is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.

      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.

      The cost of sales ratio for the Branded Products Group increased to 67.6% in the second quarter of 2004 from 65.4% in the second quarter of 2003 primarily due to the impact of higher raw material costs, particularly Class II butterfat and soybeans, and the addition of Horizon Organic which has a higher cost of sales ratio. The average minimum price of Class II butterfat was 105.2% higher in the second quarter of 2004 than in the second quarter of 2003. Our average cost of soybeans was approximately 42% higher in the second quarter of 2004 than in the second quarter of 2003, primarily due to an increase in domestic soybean prices and higher utilization of foreign grown soybeans, which have a higher price than domestic beans.

      Operating expenses increased approximately $20.8 million in the second quarter of 2004 compared to the same period in the prior year primarily due to acquisitions, which contributed approximately $13 million in costs, and to an approximately $10 million increase in marketing spending at the National Brand Group and White Wave. These increases were slightly offset by a decline of approximately $4 million related to the expiration of the White Wave management incentive plan. The operating expense ratio decreased to 26.4% during the second quarter of 2004 from 32.7% during the second quarter of 2003 due to the increase in sales.

Specialty Foods Group —

	Quarter Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$174,168	100.0%	$175,676	100.0%
Cost of sales	135,492	77.8	131,194	74.7

Gross profit	38,676	22.2	44,482	25.3
Operating costs and expenses	18,844	10.8	17,898	10.2

Total segment operating income	$19,832	11.4%	$26,584	15.1%

      The Specialty Foods Group’s net sales decreased by $1.5 million, or 0.9%, in the second quarter of 2004 versus the second quarter of 2003. The change in net sales from the second quarter of 2003 to the second quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$175.7
Acquisitions	2.3	1.3%
Volume	1.6	0.9
Pricing and product mix	(5.4)	(3.1)

2004 Net sales	$174.2	(0.9)%

      The net decrease in sales was primarily due to a shift in product mix as volumes of products with a higher sales price declined. The nutritional drink and aseptic product categories, which have a higher sales price, were down approximately $7 million and $2 million, respectively, for the second quarter of 2004 compared to the second quarter of 2003, primarily due to decreased consumer demand and the loss of a significant co-pack customer. These decreases were partly offset by an increase in non-dairy coffee creamer sales of approximately $6 million (net of the effect of the acquisition of Cremora) as a result of increased pricing.

      Despite a decrease in sales, the Specialty Foods Group’s cost of sales increased by approximately $4.3 million, and its cost of sales ratio increased to 77.8% in the second quarter of 2004 versus 74.7% in the second quarter of 2003. This increase was due to substantially higher commodity costs, particularly soybean oil, casein and cheese as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased slightly by $0.9 million and the operating expense ratio increased to 10.8% in the second quarter of 2004 as compared to 10.2% in the second quarter of 2003. The increase in operating expenses was primarily due to an increase in distribution expenses related to higher fuel costs.

First Six Months of 2004 Compared to the First Six Months of 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 20.4% to $5.26 billion during the first six months of 2004 from $4.37 billion during the first six months of 2003. Net sales by segment are shown in the table below.

	Six Months Ended June 30

	2004	2003	$ Increase	% Increase

	(In thousands)
Dairy Group	$4,219,167	$3,580,598	$638,569	17.8%
Branded Products Group	550,909	325,922	224,987	69.0
Specialty Foods Group	339,651	338,614	1,037	0.3
Corporate/ Other	148,988	122,316	26,672	21.8

Total	$5,258,715	$4,367,450	$891,265	20.4%

      The change in net sales was due to the following:

	Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

				Pricing, Volume
			Foreign	and Product	Total
	Acquisitions	Divestitures	Exchange	Mix Changes	Increase

Dairy Group	$238,690	$(21,735)		$421,614	$638,569
Branded Products Group	126,439	(3,484)		102,032	224,987
Specialty Foods Group	3,838			(2,801)	1,037
Corporate/ Other	3,194		$15,173	8,305	26,672

Total	$372,161	$(25,219)	$15,173	$529,150	$891,265

      Net sales for the first six months of 2004 increased approximately $891.3 million compared to the same period in the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties, Ross Swiss Dairies and Melody Farms in our Dairy Group segment; Horizon Organic and LAND O’LAKES East in our Branded Products Group segment; Cremora in our Specialty Foods Group segment and Tiger Foods in our Corporate/ Other segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 76.2% in the first six months of 2004 compared to 73.2% in the first six months of 2003. Increased raw material costs affected all of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $98.3 million during the first six months of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which represented approximately $66 million of the increase;

•	Higher fuel costs across all segments and increased volumes at the Branded Products Group, which added approximately $10 million to distribution costs in the first six months of 2004 compared to last year; and

•	Net plant closing and rationalization costs that were approximately $6.2 million higher.

      Our operating expense ratio decreased to 17.7% for the first six months of 2004 from 19% during the first six months of 2003, due to increased sales.

      Operating Income — Operating income during the first six months of 2004 was $321.4 million, a decrease of $20 million from the first six months of 2003 operating income of $341.4 million. Our operating margin in the first six months of 2004 was 6.1% compared to 7.8% in the first six months of 2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased by $19.4 million in the first six months of 2004 compared to the first six months of 2003. Interest expense decreased to $86.6 million in the first six months of 2004 from $91.2 million in the first six months of 2003. This decrease was the result of lower interest rates in the first six months of 2004 compared to the same period in the prior year. Financing charges on preferred securities were $0 in the first six months of 2004 versus $14.2 million in the first six months of 2003. The preferred securities were converted into common stock in the second quarter of 2003.

      Income Taxes — Income tax expense was recorded at an effective rate of 38.1% in the first six months of 2004 compared to 38% in the first six months of 2003. Our tax rate varies as the mix of earnings contributed by our various business unit changes, and as tax savings initiatives are adopted.

First Six Months of 2004 Compared to the First Six Months of 2003 — Results by Segment

Dairy Group —

	Six Months Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$4,219,167	100.0%	$3,580,598	100.0%
Cost of sales	3,242,165	76.8	2,629,790	73.4

Gross profit	977,002	23.2	950,808	26.6
Operating costs and expenses	684,286	16.3	636,705	17.8

Total segment operating income	$292,716	6.9%	$314,103	8.8%

      The Dairy Group’s net sales increased by approximately $638.6 million, or 17.8%, in the first six months of 2004 versus the first six months of 2003. The change in net sales from the first six months of 2003 to the first six months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$3,580.6
Acquisitions	238.7	6.6%
Divestitures	(21.7)	(0.6)
Volume	(20.1)	(0.6)
Pricing and product mix	441.7	12.4

2004 Net sales	$4,219.2	17.8%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first six months of 2004 compared to the first six months of 2003. These price increases due to increases in the cost of raw milk were offset somewhat by the effects of price concessions that were granted in some markets in the third quarter of 2003 due to the competitive environment. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2004 compared to the first six months of 2003:

	Six Months Ended June 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.40	(2)	$6.11	(2)	37.5%
Class I butterfat mover(1)	1.96	(3)	1.16	(3)	69.0
Class II raw skim milk minimum(4)	6.71	(2)	6.81	(2)	(1.5)
Class II butterfat minimum(4)	2.15	(3)	1.16	(3)	85.3

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government

Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2003, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Commodities” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Kohler Mix Specialties in October 2003, Ross Swiss Dairies in January 2004, and Melody Farms in June 2003, which contributed a combined total of $238.7 million in sales during the first six months of 2004.

      A small portion of these increases in sales was offset by decreases attributable to the divestiture in July 2003 of the private label frozen creamer and frozen pre-whipped topping operations, and by volume declines. Volume sales of all products, net of the effect of acquisitions, fell approximately 1% in the first six months of 2004 compared to the first six months of 2003, primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was substantially higher in the first six months of 2004 compared to the first six months of 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 37.5% higher in the second quarter of 2004 than in the second quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $47.6 million during the first six months of 2004 compared to the first six months of 2003 primarily due to acquisitions, which contributed approximately $40 million in operating costs, and higher distribution expenses related to the addition of certain large customers who require more deliveries, and to an increase in fuel costs of approximately $4 million. The Dairy Group’s operating expense ratio decreased to 16.2% in the first six months of 2004 from 17.8% in the first six months of 2003 due to the effect of increased sales.

Branded Products Group —

	Six Months Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$550,909	100.0%	$325,922	100.0%
Cost of sales	375,023	68.1	210,522	64.6

Gross profit	175,886	31.9	115,400	35.4
Operating costs and expenses	142,328	25.8	103,800	31.8

Total segment operating income	$33,558	6.1%	$11,600	3.6%

The Branded Products Group’s net sales increased by $225 million, or 69%, in the first six months of 2004 versus the first six months of 2003. The change in net sales from the first six months of 2003 compared to the first six months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$325.9
Acquisitions	126.4	38.8%
Divestitures	(3.5)	(1.1)
Volume	55.3	17.0
Pricing and product mix	46.8	14.3

2004 Net sales	$550.9	69.0%

      The most significant cause of the increase in the Branded Products Group’s sales, accounting for more than half of the net increase, was acquisitions. The Branded Products Group acquired Horizon Organic effective January 1, 2004 and LAND O’ LAKES East effective March 31, 2004.

      Another significant cause of the increase in sales was increased volumes. Volume sales for the Branded Products Group increased approximately 17% in the first six months of 2004 (net of the effects of acquisitions and divestitures) due to the success of our strategic brands, particularly Silk and International Delight. Silk volumes increased 33% and International Delight volumes increased 18% compared to the first six months of 2003. Increased Silk volumes were due primarily to the growth of the soymilk category in club, mass and natural foods channels and, to some extent, to the positive effects of increased consumer advertising. We believe the increased demand for International Delight is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.

      Higher selling prices also contributed to the increase in sales. The two primary drivers of this increase were (1) increased pricing in our strategic brands, and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of revenue, as we shift our focus toward consumer-oriented advertising and marketing, which is recorded as operating expense. Promotional spending declined by approximately $12 million (excluding the effect of acquisitions) during the first six months of 2004 compared to the same period in the prior year.

      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.

      The cost of sales ratio for the Branded Products Group increased to 68.1% in the first six months of 2004 from 64.6% in the first six months of 2003 primarily due to the impact of higher raw material costs, particularly Class II butterfat and soybeans, and the addition of Horizon Organic which has a higher cost of sales ratio. The average minimum price of Class II butterfat was 85.3% higher in the first six months of 2004 than in the first six months of 2003. Our average cost of soybeans was approximately 42% higher in the first six months of 2004 than in the first six months of 2003 primarily due to an increase in domestic soybean prices and higher utilization of foreign grown soybeans, which have a higher price than domestic beans.

      Operating expenses increased approximately $38.5 million in the first six months of 2004 compared to the prior year primarily due to acquisitions, which contributed approximately $26 million in costs, and to an approximately $14 million increase in marketing spending at the National Brand Group and White Wave. These increases were somewhat offset by a decline of approximately $6 million related to the expiration of the White Wave management incentive plan. The operating expense ratio decreased to 25.8% during the first six months of 2004 from 31.9% during the same period of the prior year primarily due to the relative increase in operating expense dollars compared to the increase in sales dollars.

Specialty Foods Group —

	Six Months Ended June 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$339,651	100.0%	$338,614	100.0%
Cost of sales	264,207	77.8	253,575	74.9

Gross profit	75,444	22.2	85,039	25.1
Operating costs and expenses	36,306	10.7	35,264	10.4

Total segment operating income	$39,138	11.5%	$49,775	14.7%

      The Specialty Foods Group’s net sales increased by $1 million, or 0.3%, in the first six months of 2004 versus the first six months of 2003. The change in net sales from the first six months of 2003 to the first six months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$338.6
Acquisitions	3.9	1.1%
Volume	(0.4)	(0.1)
Pricing and product mix	(2.4)	(0.7)

2004 Net sales	$339.7	0.3%

      The increase was due to the acquisition of Cremora in December 2003. This increase was offset by a net decrease in sales due to a shift in product mix as volumes of products with a higher sales price declined. The aseptic product and nutritional drink categories, which have a higher sales price, were down approximately $5 million and $3 million, respectively, for the first six months of 2004 compared to the first six months of 2003, primarily due to decreased consumer demand and the loss of a significant co-pack customer. Pickle sales also declined approximately $3 million primarily due to an increase in promotional spending (which is required to be recorded as a reduction of revenue) in response to competition. These decreases were partly offset by an increase in non-dairy coffee creamer sales of approximately $8 million (net of the effects of the acquisition of Cremora) as a result of higher volumes and increased pricing.

      The Specialty Foods Group’s cost of sales ratio increased from 74.9% for the first six months of 2003 to 77.8% for the first six months of 2004, primarily due to substantially higher commodity costs, particularly soybean oil, casein and cheese as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased approximately $1 million primarily related to increased distribution expenses as a result of higher fuel costs.

Liquidity and Capital Resources

Historical Cash Flow

      During the first six months of 2004, we met our working capital needs with cash flow from operations.

      Net cash provided by operating activities was $124.8 million for the first six months of 2004 as contrasted to $217 million for the same period in 2003, a decrease of $92.2 million. Net cash provided by operating activities was primarily impacted by changes in assets and liabilities which used $187.6 million of cash in the first six months of 2004. The largest expenditures of cash were accounts receivable and inventory, which used $86.9 million and $63.4 million of cash, respectively, in the six months ended June 30, 2004. These increases occurred primarily as a result of higher raw materials costs, which increase the cost of our inventory and increase our receivables because we charge higher prices for our products. Taxes payable also used $21.2 million of cash as we settled audits from several previous years.

      Net cash used in investing activities was $507.8 million in the first six months of 2004 compared to $177.5 million in the first six months of 2003, an increase of $330.3 million. We used approximately $351.3 million for acquisitions and approximately $164 million for capital expenditures during the first six months of 2004.

      We received a net amount of $319.3 million from borrowings in the first six months of 2004.

Current Debt Obligations

      At June 30, 2004, we had outstanding borrowings of $2.18 billion under our senior credit facility (compared to $1.78 billion at December 31, 2003), including $1.99 billion in term loan borrowings, and $188.1 million outstanding under the revolving credit facility. In addition, at June 30, 2004, there were $101.2 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.

      We expect to finalize a significant amendment to our senior credit facility in mid-August 2004. See Note 12 to our Condensed Consolidated Financial Statements.

      In addition to our senior credit facility, we also have a $500 million receivables-backed credit facility, which had $235 million outstanding at June 30, 2004.

      Other indebtedness outstanding at June 30, 2004 included $700 million face value of outstanding indebtedness under senior notes issued by a subsidiary, a $13 million line of credit at our Spanish subsidiary and approximately $29 million face value of capital lease and other obligations.

      See Note 5 to our Condensed Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and lease obligations at June 30, 2004.

		Payments Due by Period

		07/01/04-	07/01/05-	07/01/06-	07/01/07-	07/01/08-
Indebtedness & Lease Obligations	Total	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09	Thereafter

Senior credit facility	$2,179,593	$174,000	$199,000	$236,500	$1,019,468	$550,625
Senior notes(1)	700,000	100,000			250,000		$350,000
Receivables-backed facility	235,000			235,000
Foreign line of credit	12,953	12,953
Capital lease obligations and other(1)	29,024	14,423	9,639	1,985	2,488	370	119
Purchasing obligations	337,501	243,027	48,082	16,931	10,647	8,539	10,275
Operating leases	452,135	96,213	79,790	62,493	53,293	42,994	117,352
Interest payments(2)	389,871	110,905	81,307	55,292	26,996	23,600	91,771

Total	$4,336,077	$751,521	$417,818	$608,201	$1,362,892	$626,128	$569,517

(1)	Represents face value.

(2)	Only includes our fixed rate interest obligations, which consists of our senior notes and our interest rate swap agreements.

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

      We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2 million for casualty claims. We believe we have established adequate reserves to cover these claims.

      We also have contingent liabilities related to litigation and audits and certain indemnification obligations related to businesses that we have divested. See Note 10 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

      In the first six months of 2004, we spent approximately $164 million on capital expenditures. For 2004, we intend to invest a total of approximately $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(Dollars in
millions)
Dairy Group	$275
Branded Products Group	25
Specialty Foods Group	20
Other	30

Total	$350

      For 2004, we expect cash interest to be approximately $160 million based on anticipated debt levels and cash taxes to be approximately $84 million.

      We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.

      In 2004, we intend to pursue additional acquisitions that are compatible with our core business strategy. We may also repurchase our stock pursuant to open market or privately negotiated transactions. Approximately $109.4 million was available for spending under our stock repurchase program as of August 5, 2004. We base our decisions regarding when to repurchase stock on a variety of factors, including primarily an analysis of the optimal use of available capital, taking into account the market value of our stock, the relative expected return on alternative investments and the financial covenants in our credit facility. Any acquisitions or stock repurchases will be funded through cash flows from operations or borrowings under our senior credit facility. If necessary, we believe that we have the ability to secure additional debt or equity financing for our future capital requirements and we will explore those alternatives as appropriate.

Known Trends and Uncertainties

Prices of Raw Milk, Cream and Other Commodities

      Our business was adversely affected by rising input costs during the first half of 2004, and we expect our financial results to continue to be adversely affected by high input costs for the remainder of the year.

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

      In May and June, the federal minimum price for Class I raw skim milk rose to record high levels, and in July and August, the price fell dramatically. Class II butterfat prices have also been very volatile. We currently expect Class I and Class II prices to stay at or near current levels for the remainder of 2004.

      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter started rising by moderate amounts in late 2003, and then increased significantly during the first half of 2004. They remain high and we currently anticipate that these costs will remain high throughout 2004.

      Of course, raw milk and bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity.

      Prices for resin, which is used in plastic milk bottles, are also extremely high and are expected to remain high for the foreseeable future. Finally, the Dairy Group uses a great deal of diesel fuel in its direct store delivery system, and diesel fuel prices are currently very high and expected to remain at current levels for at least several months.

      In general, our Dairy Group changes the prices that it charges for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Prices for many Class II products are not changed on a monthly basis, but are changed from time to time as circumstances warrant. There can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are contractually constrained with the means and timing of implementing price changes, and at some point price increases could erode our volumes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

      Specialty Foods Group — Many of the raw materials used by our Specialty Foods Group also rose to unusually high levels during the first half of 2004, including soybean oil, casein, cheese and packaging materials. Prices for many of these materials are expected to remain high for the foreseeable future. For competitive reasons, the Specialty Foods Group is not able to pass along increases in raw material and other input costs as quickly as the Dairy Group. Therefore, the current raw material environment is expected to significantly adversely affect the Specialty Foods Group’s financial results for the remainder of 2004.

Seasonality

      In general, demand for our products tends to be higher in the fourth quarter.

Economic Environment

      As a result of the recent economic environment in this country, and due to the highly competitive environment currently existing in the food retailing and foodservice industries, many of our retail and foodservice customers have experienced economic difficulty over the past approximately two years. A number of our customers have been forced to close stores and certain others have sought bankruptcy protection. This trend could have a material adverse effect on us if a material number of our customers, or any one large customer, were to be forced to close a significant number of stores or file for bankruptcy protection.

      Many of our retail customers have become increasingly price sensitive in the current economic environment. Over the past few years, we have been subject to a number of intensely competitive bidding situations, which has resulted in margin erosion on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

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

Further Consolidation of the Grocery and Foodservice Industries Could Cost Us Customers and Sales

      Over the past several years, the retail grocery and foodservice industries have experienced significant consolidation. As our customer base continues to consolidate, we expect competition to intensify as we compete for the business of fewer customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. This consolidation also results in increased price sensitivity by retailers. See “— Known Trends and Uncertainties — Economic Environment.”

      There are several large regional grocery chains that have captive dairy operations. As the consolidation of the grocery industry continues, we could lose sales if any one or more of our existing customers were to be sold to a chain with captive dairy operations.

Recent Successes of Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales

      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to slow and could cause us to lose sales. Our International Delight coffee creamer competes intensely with Nestle’s CoffeeMate business, and our Hershey’s milks and milkshakes compete intensely with Nestle’s Nesquik. Nestle has significantly greater resources than we do, which allows them to promote their products more aggressively. Our failure to successfully compete with Nestle could have a material adverse affect on the sales and profitability of our International Delight and/or our Hershey’s businesses.

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

Interest Rate Fluctuations

      In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for our variable rate borrowings by limiting or fixing the LIBOR interest rates at the interest rates noted below until the indicated expiration dates.

      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of June 30, 2004 and December 31, 2003:

	Expiration	Notional
Fixed Interest Rates	Date	Amounts

		(In millions)
1.48 to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We have also entered into an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes this agreement as of June 30, 2004 and December 31, 2003:

Expiration
Fixed Interest Rates	Date	Notional Amounts

5.6%	November 2004	12 million euros (approximately $14.5 million as of June 30, 2004 and $15.1 million as of December 31, 2003)

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred approximately $5.9 million and $11.8 million of additional interest expense, net of taxes, during the quarter and six months ending June 30, 2004, respectively, as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2004, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the three months ended June 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

      On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the Staff of the Securities and Exchange Commission (the “SEC”) informing us that the Staff was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cited the Staff’s belief that we aided and abetted The Fleming Companies in Fleming’s improper acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. Two officers of our Dairy Group received similar notices. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contains no allegations regarding our financial statements. We have cooperated fully in the investigation and we are currently engaged in settlement discussions with the Staff. We believe we have established adequate reserves to satisfy our potential liability and we do not expect this matter to have a material adverse impact on our company.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Maximum Number
			At End of Period,	(or Approximate
			Total Number	Dollar Value)
			of Shares (or	of Shares (or
			Units)	Units)
	Total Number	Average	Purchased as	that May Yet
	of Shares (or	Price	Part of Publicly	be Purchased
	Units)	Paid	Announced	Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

March 2004(1)	150,000	$34.40	41,941,466	$109.4 million

Total(2)	150,000	$34.40	41,941,466 (3)	$109.4 million (3)

(1)	No shares were repurchased in 2004, except in March.

(2)	Does not include DSUs and options cancelled in the first half of 2004. See Note 6 to our Condensed Consolidated Financial Statements for the first half of 2004.

(3)	On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. Thereafter, the Board increased the authorization on the following dates in the following amounts:

New
	Amount	Authorized
Date of Increase	of Increase	Total

September 28, 1999	$100 million	$200 million
November 17, 1999	$100 million	$300 million
May 19, 2000	$100 million	$400 million
November 2, 2000	$100 million	$500 million
January 8, 2003	$150 million	$650 million
February 12, 2003	$150 million	$800 million

Item 4.	Submission of Matters to a Vote of Security Holders

      On May 18, 2004, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	the re-elections of Alan J. Bernon, Gregg L. Engles, Joseph S. Hardin, Jr., Ronald Kirk and John S. Llewellyn, Jr. as members of our Board of Directors, and

•	the ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2004.

      At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our independent auditor.

      The vote of the stockholders with respect to each such matter was as follows:

•	Re-election of directors:

Alan J. Bernon	122,154,441 votes for 14,847,904 votes withheld
Gregg L. Engles	126,958,575 votes for 10,043,770 votes withheld
Joseph S. Hardin, Jr.	119,710,053 votes for 17,292,292 votes withheld
Ronald Kirk	114,900,891 votes for 22,101,454 votes withheld
John S. Llewellyn, Jr.	124,004,235 votes for 12,998,110 votes withheld

•	Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

134,644,312 votes for	2,268,987 votes against	89,046 abstentions

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	Form of Stock Option Agreement
10.2	Form of DSU Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Form 8-K’s

      8-K filed August 4, 2004

      8-K filed May 27, 2004

      8-K filed May 12, 2004

      8-K filed May 4, 2004

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Barry A. Fromberg

Barry A. Fromberg
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer)

Date: August 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Form of Stock Option Agreement
10.2	Form of DSU Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002