Form 10-Q
period 2004-09-30
DEAN FOODS CO/
filed 2004-11-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004

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

     As of November 5, 2004 the number of shares outstanding of each class of common stock was: 149,030,904

Common Stock, par value $.01

Part I — Financial Information

Item 1. Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,696	$47,143
Accounts receivable, net	819,466	742,934
Inventories	543,008	426,478
Deferred income taxes	121,090	137,055
Prepaid expenses and other current assets	62,989	47,271
Income tax receivable	37,639	—

Total current assets	1,595,888	1,400,881
Property, plant and equipment, net	1,895,550	1,773,555
Goodwill	3,337,677	3,197,548
Identifiable intangible and other assets	800,093	620,552

Total	$7,629,208	$6,992,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$942,389	$924,707
Income taxes payable	—	65,528
Current portion of long-term debt	134,658	180,158

Total current liabilities	1,077,047	1,170,393
Long-term debt	3,191,700	2,611,356
Deferred income taxes	507,853	388,151
Other long-term liabilities	268,178	279,823
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Common stock, 150,337,511 and 154,993,214 shares issued and outstanding	1,503	1,550
Additional paid-in capital	1,341,283	1,498,025
Retained earnings	1,260,763	1,074,258
Accumulated other comprehensive income	(19,119)	(31,020)

Total stockholders’ equity	2,584,430	2,542,813

Total	$7,629,208	$6,992,536

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net sales	$2,772,495	$2,306,848	$8,031,210	$6,674,298
Cost of sales	2,127,682	1,713,311	6,135,754	4,908,375

Gross profit	644,813	593,537	1,895,456	1,765,923
Operating costs and expenses:
Selling and distribution	387,789	339,296	1,131,429	1,009,479
General and administrative	90,720	76,024	266,045	232,810
Amortization expense	2,015	1,110	4,694	3,744
Facility closing and reorganization costs	20,919	2,118	28,625	3,453
Gain on sale of operations	—	(65,892)	(122)	(65,892)

Total operating costs and expenses	501,443	352,656	1,430,671	1,183,594

Operating income	143,370	240,881	464,785	582,329
Other (income) expense:
Interest expense, net	43,190	45,806	129,770	137,018
Costs related to early extinguishment of debt	32,613	—	32,613	—
Financing charges on trust issued preferred securities	—	—	—	14,164
Other (income) expense, net	397	(1,845)	(1,164)	(2,795)

Total other (income) expense	76,200	43,961	161,219	148,387

Income before income taxes	67,170	196,920	303,566	433,942
Income taxes	26,978	74,758	117,061	164,782

Net income	$40,192	$122,162	$186,505	$269,160

Average common shares:
Basic	155,920,588	155,090,232	156,450,474	141,709,125
Diluted	162,100,926	161,088,893	162,793,019	160,404,492
Earnings per common share:
Basic	$0.26	$0.79	$1.19	$1.90

Diluted	$0.25	$0.76	$1.15	$1.73

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30

	2004	2003

	(unaudited)
Cash Flows From Operating Activities
Net income	$186,505	$269,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,458	142,137
Gain on disposition of assets	(726)	(2,546)
Gain on sale of operations	(122)	(65,892)
Write-down of impaired assets	12,777	1,897
Deferred income taxes	125,091	103,071
Taxes on equity compensation	17,548	22,681
Costs related to early extinguishment of debt	32,613	—
Other, net	(613)	(3,258)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41,113)	(15,972)
Inventories	(89,642)	(70,597)
Prepaid expenses and other assets	1,598	(154)
Accounts payable, accrued expenses and other liabilities	(56,192)	(77,259)
Income taxes payable	(86,747)	34,858

Net cash provided by operating activities	267,435	338,126
Cash Flows From Investing Activities
Net additions to property, plant and equipment	(264,905)	(199,462)
Cash outflows for acquisitions	(366,990)	(61,092)
Net proceeds from divestitures	—	89,950
Proceeds from sale of fixed assets	9,528	9,889

Net cash used in investing activities	(622,367)	(160,715)
Cash Flows From Financing Activities
Proceeds from issuance of debt	1,731,695	175,136
Repayment of debt	(1,207,929)	(301,091)
Payment of deferred financing costs	(9,309)	(4,459)
Issuance of common stock, net of expenses	62,371	81,979
Redemption of common stock	(257,343)	(152,472)
Redemption of TIPES	—	(2,420)

Net cash provided by (used in) financing activities	319,485	(203,327)

Decrease in cash and cash equivalents	(35,447)	(25,916)
Cash and cash equivalents, beginning of period	47,143	45,896

Cash and cash equivalents, end of period	$11,696	$19,980

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(unaudited)

1.     General

      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this report have been prepared on the same basis as the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform our 2003 Consolidated Financial Statements to the current classifications. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2004 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this report should be read in conjunction with our 2003 Consolidated Financial Statements and the notes thereto contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 15, 2004).

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

      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Condensed Consolidated Financial Statements.

      Stock-Based Compensation — We measure compensation expense for our stock-based compensation plans using the intrinsic value method and provide the required pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

      We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Compensation expense for grants of deferred stock units (“DSUs”) is recognized over the vesting period. See Note 6 for more information about our stock option and DSU programs. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123,

“Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands, except share data)
Net income, as reported	$40,192	$122,162	$186,505	$269,160
Add: Stock-based compensation expense included in net income, net of tax	943	594	2,760	1,781
Less: Stock-based compensation expense determined under fair value-based methods for all awards, net of income tax benefit	(8,704)	(8,946)	(26,584)	(27,624)

Pro forma net income	$32,431	$113,810	$162,681	$243,317

Net income per share:
Basic — as reported	$0.26	$0.79	$1.19	$1.90
Basic — pro forma	0.21	0.73	1.04	1.72
Diluted — as reported	0.25	0.76	1.15	1.73
Diluted — pro forma	0.20	0.71	1.00	1.57
Stock option share data:
Stock options granted during period	51,370	55,176	2,228,658	3,477,167
Weighted average option fair value	$8.68	$13.99	$8.87	$11.59

      The fair value of each stock option grant is calculated using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

Expected volatility	25%	37%	25%	37-38%
Expected dividend yield	0%	0%	0%	0%
Expected option term	5 years	7 years	5 years	7 years
Risk-free rate of return	3.38%	3.99- 4.00%	2.98- 3.81%	3.03- 4.00%

      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of the costs. Shipping and handling costs included in cost of sales include inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $289.3 million and $245 million in the third quarter of 2004 and 2003, respectively, and $830.9 million and $730.9 million during the first nine months of 2004 and 2003, respectively.

2.	Acquisitions

      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one plant located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

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

      In 2002, we purchased a perpetual license to use the LAND O’LAKES® brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee for an aggregate purchase price of approximately $17 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California plants. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. Third-party co-packers, including us, have historically done all of Horizon Organic’s manufacturing. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is a leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase .7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported in our Branded Products Group segment.

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

3.	Inventories

	September 30,	December 31,
	2004	2003

	(In thousands)
Raw materials and supplies	$215,630	$165,206
Finished goods	327,378	261,272

Total	$543,008	$426,478

      Approximately $113.6 million and $97.6 million of our inventory was accounted for under the last-in, first-out (LIFO) method of accounting at September 30, 2004 and December 31, 2003, respectively. Our LIFO reserve was $2 million and $1.4 million at September 30, 2004 and December 31, 2003, respectively.

4.	Intangible Assets

      Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

		Branded	Specialty
		Products	Foods
	Dairy Group	Group	Group	Other	Total

	(In thousands)
Balance at January 1, 2004	$2,410,364	$390,269	$311,790	$85,125	$3,197,548
Acquisitions	32,343	114,886	—	12,146	159,375
Purchase accounting adjustments	(11,579)	—	(5,953)	—	(17,532)
Currency changes and other	—	—	—	(1,714)	(1,714)

Balance at September 30, 2004	$2,431,128	$505,155	$305,837	$95,557	$3,337,677

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$654,449	$(14,274)	$640,175	$485,358	$(14,274)	$471,084
Intangible assets with finite lives:
Customer-related	101,069	(16,816)	84,253	50,850	(12,187)	38,663

Total	$755,518	$(31,090)	$724,428	$536,208	$(26,461)	$509,747

      Amortization expense on intangible assets for the three months ended September 30, 2004 and 2003 was $2.3 million and $1.4 million and $4.8 million and $4.2 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$8.6 million
2006	8.4 million
2007	8.2 million
2008	8.0 million
2009	7.9 million

5.	Long-Term Debt

	September 30, 2004		December 31, 2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$2,140,897	3.15%	$1,784,053	3.05%
Subsidiary debt obligations:
Senior notes	663,657	6.625-8.15	660,663	6.625-8.15
Receivables-backed facility	471,000	2.14	302,500	1.84
Other lines of credit	24,603	2.78	6,401	2.76
Industrial development revenue bonds	—		11,700	1.35-1.40
Capital lease obligations and other	26,201		26,197

	3,326,358		2,791,514
Less current portion	(134,658)		(180,158)

Total	$3,191,700		$2,611,356

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2004 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $640.9 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $101.2 million were issued but undrawn. At September 30, 2004, approximately $757.9 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.15% at September 30, 2004. However, we had interest rate swap agreements in place that hedged $1.13 billion of our borrowings under the senior credit facility at an average rate of 4.32%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

      Principal payments are required on the term loan as follows:

•	$56.25 million quarterly beginning on December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly beginning on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.

      No principal payments are due on the $1.5 billion revolving credit facility until maturity on August 13, 2009.

      The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions or recovery events.

      In consideration for the revolving commitment, we pay a quarterly commitment fee on unused amounts of the revolving credit facility that ranges from 25 to 37.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s).

      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. We are currently in compliance with all covenants contained in our credit agreement.

      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we are in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

      The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets (including the assets of our subsidiaries, but excluding the capital stock of the former Dean Foods Company’s subsidiaries, and the real property owned by the former Dean Foods Company and its subsidiaries).

      The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any default triggers based on our credit rating.

      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C and, (4) modify the interest rate and payment terms. When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment, which were being amortized over the previous terms of the revolving credit facility and term loans.

      Senior Notes — One of our subsidiaries, the former Dean Foods Company, has certain senior notes outstanding with the following interest rates and maturities:

•	$99 million ($100 million face value), at 6.75% interest, maturing in June 2005;

•	$250.3 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$187.5 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$126.9 million ($150 million face value), at 6.9% interest, maturing in 2017.

      The related indentures do not contain financial covenants but do contain certain restrictions including a prohibition against the former Dean Foods Company and its subsidiaries granting liens on their respective real estate interests and a prohibition against the former Dean Foods Company granting liens on the stock of its subsidiaries. The indentures also place certain restrictions on the former Dean Foods Company’s ability to divest assets not in the ordinary course of business.

      Receivables-Backed Facility — We have entered into a $500 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. At September 30, 2004, $471 million was outstanding under this facility at an average interest rate of 2.14%. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At September 30, 2004, our availability under this facility was $4.9 million.

      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At September 30, 2004, $24.6 million was outstanding under these lines of credit at an average interest rate of 2.78%.

      Industrial Development Revenue Bonds — During 2004, we repaid the remaining principal balances of our outstanding industrial development revenue bonds, which had an aggregate outstanding principal balance of $11.7 million at December 31, 2003.

      Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for the purchase of property, plant, and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

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

      The following table summarizes our various interest rate agreements in effect as of September 30, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We also have an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. The following table describes this agreement at September 30, 2004 and December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

5.6%	November 2004	12 million euros (approximately $14.8 million as of September 30, 2004 and
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

      As of September 30, 2004, our derivative liability totaled $23.9 million on our consolidated balance sheet including approximately $18.3 million recorded as a component of accounts payable and accrued expenses and $5.6 million recorded as a component of other long-term liabilities. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the quarter or nine months ended September 30, 2004. Approximately $5.1 million and $16.5 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and nine months ended September 30, 2004, respectively. We estimate that approximately $11.9 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses, if realized, will effectively raise the interest expense that would otherwise be payable on our variable rate debt.

      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity

      Stock Award Plans — The following table summarizes stock option activity during the first nine months of 2004 under our stock-based compensation programs:

		Weighted Average
	Options	Exercise Price

Options outstanding at December 31, 2003	16,599,126	$18.50
Granted(1)	2,228,658	31.43
Options issued to Horizon Organic option holders(2)	1,137,308	16.37
Cancelled(3)	(179,767)	22.49
Exercised	(2,930,183)	17.23

Options outstanding at September 30, 2004	16,855,142	$20.17

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	In connection with our acquisition of Horizon Organic in January 2004, all options to purchase Horizon Organic stock outstanding at the time of the acquisition were converted into options to purchase our stock, most of which were automatically vested when we completed the acquisition.

(3)	Pursuant to the terms of our stock award plans, options that are cancelled or forfeited become available for future grants.

      We also issued 23,486 shares of restricted stock during the first nine months of 2004 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

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

	Employees	Directors	Total

DSUs outstanding at December 31, 2003	653,500	28,050	681,550
DSUs issued	403,200	28,050	431,250
Shares issued	(99,930)	(5,950)	(105,880)
DSUs cancelled	(48,770)	—	(48,770)

DSUs outstanding at September 30, 2004	908,000	50,150	958,150

Weighted average fair value at September 30, 2004	$27.57	$34.99	$27.94
Compensation expense (in thousands)	4,239	234	4,473

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income	$40,192	$122,162	$186,505	$269,160
Denominator:
Average common shares	155,920,588	155,090,232	156,450,474	141,709,125
Basic EPS	$0.26	$0.79	$1.19	$1.90
Diluted EPS computation:
Numerator:
Net income	$40,192	$122,162	$186,505	$269,160
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	—	—	—	8,994

Income applicable to common stock	$40,192	$122,162	$186,505	$278,154

Denominator:
Average common shares — basic	155,920,588	155,090,232	156,450,474	141,709,125
Stock option conversion(1)	5,218,145	5,283,856	5,409,654	5,373,049
DSUs	962,193	714,805	932,891	730,859
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities(2)	—	—	—	12,591,459

Average common shares — diluted	162,100,926	161,088,893	162,793,019	160,404,492

Diluted EPS	$0.25	$0.76	$1.15	$1.73

(1)	Stock option conversion excludes anti-dilutive shares of 96,000 and 34,210 for the quarter and nine months ended September 30, 2004, respectively; and 82,500 and 32,940 shares for the quarter and nine months ended September 30, 2003, respectively.

(2)	During the second quarter of 2003, we called for redemption all outstanding mandatorily redeemable convertible preferred securities.

      Stock Repurchases — During the first nine months of 2004, we spent approximately $257.3 million, including commissions and fees, to repurchase 7.98 million shares of our common stock for an average price of $32.27 per share.

7.	Comprehensive Income

      Comprehensive income consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $45.4 million and $198.4 million for the third quarter and first nine months of 2004. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2004 are included below.

	Pre-Tax Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(62,731)	$31,711	$(31,020)
Cumulative translation adjustment arising during period	(1,776)	—	(1,776)
Net change in fair value of derivative instruments	(1,569)	576	(993)
Amounts reclassified to income statement related to derivatives	26,005	(9,552)	16,453
Minimum pension liability adjustment	(2,876)	1,093	(1,783)

Accumulated other comprehensive income, September 30, 2004	$(42,947)	$23,828	$(19,119)

8.	Employee Retirement and Postretirement Benefits

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$783	$700	$2,349	$2,100
Interest cost	4,401	4,438	13,203	13,314
Expected return on plan assets	(3,337)	(2,608)	(10,011)	(7,824)
Amortizations:
Unrecognized transition obligation	36	27	71	81
Prior service cost	191	177	573	531
Unrecognized net loss	426	458	1,278	1,374
Effect of settlement	476	636	1,428	1,908

Net period benefit cost	$2,976	$3,828	$8,891	$11,484

      We expect to contribute $39.5 million to the pension plans during 2004.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Components of net period cost:
Service cost	$262	$292	$786	$876
Interest cost	319	304	957	912
Amortizations:
Prior service cost	(17)	(52)	(51)	(156)
Unrecognized net loss	85	58	255	174

Net period benefit cost	$649	$602	$1,947	$1,806

      We expect to contribute $2.8 million to the postretirement health plans during 2004.

9.	Facility Closing and Reorganization Costs

      Facility Closing and Reorganization Costs — As part of our continued rationalization and cost reduction efforts, we recorded net costs of $28.6 million and $3.5 million during the first nine months of 2004 and 2003, respectively.

      The charges recorded during the first nine months of 2004 are primarily related to the following:

•	Exiting the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan;

•	Closing Dairy Group manufacturing facilities in Madison, Wisconsin; San Leandro and South Gate, California; Westwego, Louisiana; Pocatello, Idaho and Wilkesboro, North Carolina;

•	Reorganizing our Branded Products Group including consolidating the operations of the three distinct operating units: White Wave, Horizon Organic, and Dean National Brand Group; and

•	The transfer of Morningstar Foods’ private label and manufacturing operations to the Dairy Group.

      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $8.3 million, including an additional $1 million in work force reduction costs and approximately $7.3 million in shut down and other costs. Approximately $3.5 million and $4.8 million of these additional charges are expected to be completed by December 2004 and December 2005, respectively.

      The principal components of our continued rationalization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of the Branded Products Group supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2004 was approximately $15.6 million. We are marketing these properties for sale.

      In the second quarter of 2004, we sold a closed Dairy Group facility in Honolulu, Hawaii. In 2003, when we closed this facility, we recorded facility closing costs which included a write-down in the value of the facility and accruals for certain lease obligations. Because we sold the facility for more than expected, we reversed the impairment charge by recording a credit to restructuring expense of $1.7 million and reversed $0.5 million of lease obligations that were cancelled.

      Activity with respect to facility closing and reorganization costs for exit plans approved after January 1, 2003, which were accounted for under SFAS No. 146, is summarized below:

	Accrued	Nine Months Ended		Accrued
	Charges at	September 30, 2004		Charges at
	December 31,			September 30,
	2003	Charges	Payments	2004

		(In thousands)
Cash charges:
Workforce reduction costs	$5,962	$7,396	$(7,954)	$5,404
Shutdown costs	—	4,651	(4,651)	—
Lease obligations after shutdown	477	(90)	(241)	146
Settlement of contracts	—	3,788	(3,788)	—
Other	53	1,871	(1,873)	51

Subtotal	$6,492	17,616	$(18,507)	$5,601

Noncash charges:
Write-down of assets		12,777
Gain on sale of facility		(1,695)

Total charges		$28,698

      Activity with respect to facility closing and reorganization costs for exit plans approved before January 1, 2003, which were accounted for under EITF 94-3, is summarized below:

	Accrued	Nine Months Ended		Accrued
	Charges at	September 30, 2004		Charges at
	December 31,			September 30,
	2003	Charges	Payments	2004

		(In thousands)
Cash charges:
Workforce reduction costs	$1,443	$(245)	$(715)	$483
Shutdown costs	557	—	(208)	349
Other	292	172	(141)	323

Total	$2,292	$(73)	$(1,064)	$1,155

      The majority of future cash requirements to reduce the liability at September 30, 2004 are expected to be completed within a year.

      In the first nine months of 2003, we recorded charges of $5.1 million related to closing a Dairy Group ice cream facility in Honolulu, Hawaii, the organizational realignment of the Midwest Region of our Dairy Group, closing a New York distribution facility in our Dairy Group, closing a Dairy Group ice cream operating and maintenance facility in Ohio and the realignment of Morningstar’s private label business and manufacturing operations into the Dairy Group. We also recorded a gain of $1.7 million as a reduction of facility closing expense related to the sale of a closed Dairy Group facility in Port Huron, Michigan. In 2001, when we closed this facility we recorded facility closing costs, which included a write-down in the value of the facility. We sold the facility for more than expected, resulting in the $1.7 million gain, which was recorded as a reduction of facility closing expense. Net facility closing costs were $3.5 million for the first nine months of 2003.

      Acquired Facility Closing Costs — As part of our purchase price allocations, we accrue costs pursuant to plans to exit certain activities and operations of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During the first nine months of 2004, we accrued costs to close two Dairy Group facilities acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004.

      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs that are necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes after shutdown of the facility.

      Also during the first nine months of 2004, we recorded certain adjustments to reduce our acquisition liability by approximately $1.7 million related to exit activities in our Specialty Foods Group segment. The liabilities were recorded as part of our overall integration and efficiency efforts related to our acquisition of the former Dean Foods Company. These adjustments reduced goodwill.

      Activity with respect to these acquisition liabilities during the first nine months of 2004 is summarized below:

	Accrued	Nine Months Ended			Accrued
	Charges at	September 30, 2004			Charges at
	December 31,				September 30,
	2003	Accruals	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,871	$2,458	$(1,803)	$(474)	$3,052
Shutdown costs	6,317	5,050	(2,925)	(1,263)	7,179

Total	$9,188	$7,508	$(4,728)	$(1,737)	$10,231

10.	Commitments and Contingencies

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

      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain plants that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other suppliers or producers expire.

      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained known liabilities and to fulfill our indemnification obligation. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.

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

      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States under customer labels and under our local and regional brands.

      Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, such as Silk soymilk; Sun Soy® soymilk; Silk cultured soy products; White Wave® and Tofu Town® branded tofu; Horizon Organic® dairy products and juices; Rachel’s Organic® dairy products (sold in the United Kingdom); International Delight® coffee creamers; Hershey’s® milks and milkshakes; LAND O’LAKES fluid and cultured products; Marie’s® dips and dressings; and Dean’s® dips. The Branded Products Group sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The Branded Products Group’s operations have historically been conducted through three distinct operating units, including White Wave, Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed by early 2006.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our nationally branded products except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our branded products and to maximize our manufacturing efficiency. Effective January 1, 2004, we (1) shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group, (2) formed the National Brand Group, and (3) transferred Morningstar Foods’ branded business to the National Brand Group. As a result of this reorganization, we implemented a new segment reporting structure effective January 1, 2004. All periods prior to 2004 have been restated to reflect our new segment reporting structure.

      The Dairy Group, which now manufactures a portion of the Branded Products Group’s products, transfers finished products to the Branded Products Group at or near cost. A small percentage of our Branded Products Group’s products (approximately $13.3 million and $6.3 million in the third quarter of 2004 and 2003, respectively, and approximately $35.6 million and $16.9 million in the first nine months of 2004 and 2003, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in the Branded Products Group for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the facilities that manufacture the Branded Products Group’s products (except for three plants which are owned and operated by White Wave) are reported as part of the Dairy Group, while intangibles and any associated amortization related to the Branded Products Group’s brands are reported as part of the Branded Products Group.

      Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces and nutritional beverages. On September 7, 2004 we announced our plan to exit the nutritional beverages business. We expect to cease nutritional beverages production by December 2004.

      Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.

      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2004	2003	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$2,229,578	$1,907,393	$6,448,745	$5,487,991
Branded Products Group	303,166	174,985	854,075	500,907
Specialty Foods Group	162,788	165,748	502,439	504,362
Corporate/ Other	76,963	58,722	225,951	181,038

Total	$2,772,495	$2,306,848	$8,031,210	$6,674,298

Intersegment sales:
Dairy Group	$16,178	$7,293	$40,304	$18,937
Branded Products Group	1,666	388	4,626	1,217
Specialty Foods Group	603	1,819	2,907	8,733

Total	$18,447	$9,500	$47,837	$28,887

Operating income:
Dairy Group	$148,263	$165,062	$440,979	$479,165
Branded Products Group	32,798	(1,120)	66,356	10,480
Specialty Foods Group	10,335	26,462	49,473	76,237
Corporate/ Other	(27,107)	(13,297)	(63,520)	(45,992)

Segment operating income	164,289	177,107	493,288	519,890
Facility closing and reorganization costs	20,919	2,118	28,625	3,453
Gain on sale of operations	—	(65,892)	(122)	(65,892)

Total	$143,370	$240,881	$464,785	$582,329

	September 30,	December 31,
	2004	2003

	(In thousands)
Assets:
Dairy Group	$5,319,932	$5,207,262
Branded Products Group	1,127,750	638,788
Specialty Foods Group	629,003	635,321
Corporate/ Other	552,523	511,165

Total	$7,629,208	$6,992,536

Geographic Information

	Net Sales

	Three Months Ended		Nine Months Ended		Long-Lived Assets
	September 30		September 30
					September 30,	December 31,
	2004	2003	2004	2003	2004	2003

	(In thousands)
United States	$2,683,133	$2,248,126	$7,769,359	$6,493,260	$5,807,279	$5,429,202
Europe	89,362	58,722	261,851	181,038	226,041	162,453

Total	$2,772,495	$2,306,848	$8,031,210	$6,674,298	$6,033,320	$5,591,655

      Significant Customers — Our Dairy Group, Branded Products Group and Specialty Foods Group segments each had one customer that represented greater than 10% of their sales in the first nine months of 2004. Approximately 12.6% of our consolidated sales in the first nine months of 2004 were to that same customer. In addition, our International Group had three customers that represented greater than 10% of their sales in the first nine months of 2004. Each of these customers represented less than 1% of our consolidated sales.

12.	Subsequent Events

      Acquisition — On October 15, 2004 our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama, and a former subsidiary of Parmalat. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we have expanded our production capabilities in the Southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations will be included in our Dairy Group. We paid approximately $24.9 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.

      Stock Repurchase — Between October 1 and November 5, 2004 we spent approximately $39.7 million to repurchase 1.33 million shares of our common stock for an average price of $29.72 per share, including commissions and fees. On November 2, 2004, our Board authorized a $100 million increase in our stock repurchase program. At November 5, 2004, approximately $118 million remained available under our stock repurchase authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. Our Branded Products Group markets and sells a variety of well known dairy and dairy-related branded products including, for example: Silk soymilk; Horizon Organic dairy products and juices; International Delight coffee creamers; Marie’s refrigerated dips and dressings; and LAND O’LAKES fluid and cultured dairy products. Our Specialty Foods Group is the leading private label pickle processor in the United States and maker of a variety of other specialty food products. We also own the fourth largest dairy processor in Spain.

      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 80% of our consolidated sales in the first nine months of 2004. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label “dairy case” products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of the products marketed and sold by our Branded Products Group. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States.

      Branded Products Group — Our Branded Products Group segment develops, markets and sells a variety of value-added dairy and dairy-related products, such as Silk soymilk; Sun Soy soymilk; Silk cultured soy products; White Wave and Tofu Town branded tofu; Horizon Organic dairy products and juices; Rachel’s Organic dairy products (sold in the United Kingdom); International Delight coffee creamers; Hershey’s milks and milkshakes; LAND O’LAKES fluid and cultured products; Marie’s dips and dressings; and Dean’s dips. The Branded Products Group sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The Branded Products Group’s operations have historically been conducted through three distinct operating units, including White Wave, Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect consolidation to be completed by early 2006.

      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our nationally branded products except for our soy products, and also manufactured and sold private label dairy products. Approximately half of Morningstar Foods’ 2003 sales consisted of private label dairy products. In mid-2003, we began the process of reorganizing the operations of our Morningstar Foods division, as part of a company-wide effort to sharpen our focus on our branded products and to maximize our manufacturing efficiency. Effective January 1, 2004, we (1) shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group, (2) formed the National Brand Group, and (3) transferred Morningstar Foods’ branded business to the National Brand Group. As a result of this reorganization, we implemented a new segment reporting structure effective January 1, 2004. All periods prior to 2004 have been restated to reflect our new segment reporting structure.

      Specialty Foods Group — Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of powdered non-dairy coffee creamers in the United States. The Specialty Foods Group also manufactures and sells a variety of specialty foods, such as powdered ingredients, aseptic sauces, and nutritional beverages. On September 7, 2004 we announced our plan to exit the nutritional beverages business. We expect to cease nutritional beverages production by December 2004.

      International Group — Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter, cream and cheese through its internal sales force to retailers and distributors across Spain and Portugal.

      Key Performance Indicators — The key performance indicators that we use to evaluate the performance of our segments are sales volumes, gross profit (net sales less cost of sales) and segment operating income. Because we cannot predict the timing and amount of gains and losses on the sales of assets, facility closing and reorganization costs, and foreign exchange gains and losses, we do not consider these types of charges when evaluating the performance of our segments, when making decisions regarding the allocation of resources, or in determining incentive compensation for management. Therefore, gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses are not reported in any of our operating segments.

Recent Developments

Acquisitions

      On October 15, 2004 our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama, and a former subsidiary of Parmalat. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we have expanded our production capabilities in the Southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations will be included in our Dairy Group. We paid approximately $24.9 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.

      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one plant located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

      On April 5, 2004, our Branded Products Group acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the plant co-packed Silk products for us at the plant. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, which should enable us to reduce costs. We paid approximately $25.5 million for the purchase of the plant, all of which was funded using borrowings under our senior credit facility.

      In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee (“LAND O’LAKES East”) for an aggregate purchase price of approximately $17 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on dairy products (other than cheese and butter) throughout the entire United States.

      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California plants. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments we made in 1998. All of Horizon Organic’s manufacturing has historically been done by third-party co-packers, including us. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase ..7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning in the first quarter of 2004, Horizon Organic’s financial results are reported in our Branded Products Group segment.

Amendments to Credit Facility

      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C, and (4) modify the interest rate and payment terms. With the amendment, we lowered the interest margin on both the revolving credit facility and term loan to 0 to 62.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), for base rate borrowings, or 75 to 187.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), for LIBOR borrowings.

      When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment, which were being amortized over the previous terms of the revolving credit facility and term loans.

Facility Closings and Reorganization Activities

      As part of our continued reorganization and cost reduction efforts in our Dairy Group, we have closed or announced the closure of eight Dairy Group facilities in 2004. The facilities that have been closed or identified for closure are located in Lansing, Michigan; Wilkesboro, North Carolina; Madison, Wisconsin; Sulphur Springs, Texas; San Leandro and South Gate, California; Westwego, Louisiana and Pocatello, Idaho.

      In the third quarter of 2004, we announced our plans to reorganize our Branded Products Group, including consolidating the operations of the three distinct operating units included in this segment. We also closed the Horizon Organic Farm and Education Center near Annapolis, Maryland.

      On September 7, 2004, we announced our plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan. In 2004 we experienced significant declines in volume on this product line and we believe these volumes cannot be replaced. We expect to cease nutritional beverages production by December 2004.

      We recorded a total of approximately $28.6 million in facility closing and reorganization costs during the nine months ended September 30, 2004, compared to $3.5 million in the nine months ended September 30, 2003. We have not yet finalized our rationalization and cost reduction plans for 2005. However, we do expect to close fewer plants in 2005 than we have in 2004.

Stock Buyback

      Between January 1, 2004 and November 5, 2004, we spent approximately $297 million, including commissions and fees, to repurchase 9.31 million shares of our common stock for an average price of $31.90 per share. We base our decisions regarding when to repurchase stock on a variety of factors, including an analysis of the optimal use of available capital, taking into account the market value of our stock, the relative expected return on alternative investments and the financial covenants in our credit facility. At November 5, 2004, approximately $118 million remained available under our stock repurchase authorization.

Results of Operations

      The following table presents certain information concerning our results of operations, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2004		2003		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,772,495	100.0%	$2,306,848	100.0%	$8,031,210	100.0%	$6,674,298	100.0%
Cost of sales	2,127,682	76.7	1,713,311	74.3	6,135,754	76.4	4,908,375	73.5

Gross profit	644,813	23.3	593,537	25.7	1,895,456	23.6	1,765,923	26.5
Operating costs and expenses:
Selling and distribution	387,789	14.0	339,296	14.7	1,131,429	14.0	1,009,479	15.1
General and administrative	90,720	3.3	76,024	3.3	266,045	3.3	232,810	3.5
Amortization of intangibles	2,015	0.1	1,110	0.1	4,694	0.1	3,744	0.1
Facility closing and reorganization costs	20,919	0.7	2,118	0.1	28,625	0.4	3,453	0.1
Gain on sale of operations	—	—	(65,892)	(2.9)	(122)	—	(65,892)	(1.0)

Total operating expenses	501,443	18.1	352,656	15.3	1,430,671	17.8	1,183,594	17.8

Total operating income	$143,370	5.2%	$240,881	10.4%	$464,785	5.8%	$582,329	8.7%

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 20.2% to $2.77 billion during the third quarter of 2004 from $2.31 billion during the third quarter of 2003. Net sales by segment are shown in the table below.

	Quarter Ended September 30

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in thousands)
Dairy Group	$2,229,578	$1,907,393	$322,185	16.9%
Branded Products Group	303,166	174,985	128,181	73.3
Specialty Foods Group	162,788	165,748	(2,960)	(1.8)
Corporate/ Other	76,963	58,722	18,241	31.1

Total	$2,772,495	$2,306,848	$465,647	20.2%

      The change in net sales was due to the following:

	Quarter Ended September 30, 2004 vs. Quarter Ended September 30, 2003

				Pricing, Volume
			Foreign	and Product	Total
	Acquisitions	Divestitures	Exchange	Mix Changes	Increase/(Decrease)

	(In millions)
Dairy Group	$102.9	$(4.4)	$—	$223.7	$322.2
Branded Products Group	73.6	(0.6)	—	55.2	128.2
Specialty Foods Group	1.0	—	—	(4.0)	(3.0)
Corporate/ Other	7.3	—	5.6	5.3	18.2

Total	$184.8	$(5.0)	$5.6	$280.2	$465.6

      Net sales for the third quarter of 2004 increased approximately $465.6 million compared to the third quarter of 2003 primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties and Ross Swiss Dairies in our Dairy

Group segment; Horizon Organic and LAND O’LAKES East in our Branded Products Group segment; Cremora in our Specialty Foods Group segment; and Tiger Foods in our Corporate/ Other segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 76.7% in the third quarter of 2004 compared to 74.3% in the third quarter of 2003 due almost entirely to increased raw material costs that affected all of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $148.8 million, or approximately 42.2%, during the third quarter of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to:

•	Gain on the sale of our frozen pre-whipped topping business of $65.9 million that reduced operating expenses in the third quarter of 2003;

•	Acquisitions, which we estimate represented approximately $28 million of the increase;

•	Increase in net facility closing and reorganization costs of approximately $18.8 million;

•	Corporate overhead expenses that were approximately $10 million higher than last year, including higher professional and legal fees primarily related to the reorganization of our Branded Products Group, increased transactional activity and higher compliance fees; and

•	Higher fuel costs across all segments and increased volumes at the Branded Products Group, which added a combined total of approximately $7 million to distribution costs in the third quarter of 2004 compared to the prior year.

      Our operating expense ratio increased to 18.1% in the third quarter of 2004 compared to 15.3% during the third quarter of 2003.

      Operating Income — Operating income during the third quarter of 2004 was $143.4 million, a decrease of $97.5 million, or approximately 40.5%, from the third quarter of 2003 operating income of $240.9 million. Our operating margin in the third quarter of 2004 was 5.2% compared to 10.4% in the third quarter of 2003. Our operating income decreased primarily as a result of higher raw material costs, an $18.8 million increase in net facility closing and reorganization costs in 2004 and the sale of the frozen pre-whipped topping business in the third quarter of 2003, which resulted in a prior year gain of $65.9 million. Our operating margin decreased for the same reasons. See “— Results by Segment” for more information about raw material costs, and “— Recent Developments — Facility Closings and Reorganization Activities” for more information about facility closing and reorganization costs.

      Other (Income) Expense — Total other expense increased by $32.2 million in the third quarter of 2004 compared to the third quarter of 2003. Interest expense decreased to $43.2 million in the third quarter of 2004 as compared to $45.8 million in the third quarter of 2003. We recorded a charge of $32.6 million in the third quarter of 2004 to write-off deferred financing costs related to our senior credit facility amended in August 2004.

      Income Taxes — The effective income tax rate was 40.2% in the third quarter of 2004 compared to approximately 38% in the third quarter of 2003. Our effective tax rate will vary based on the relative earnings of our business units. The effective income tax rate was higher in the third quarter of 2004 as compared to the same period in the prior year primarily due to the tax effect of the write-off of deferred financing costs in August 2004 that were incurred in a business unit with a lower relative effective tax rate.

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003 — Results by Segment

          Dairy Group —

	Quarter Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$2,229,578	100.0%	$1,907,393	100.0%
Cost of sales	1,723,785	77.3	1,421,209	74.5

Gross profit	505,793	22.7	486,184	25.5
Operating costs and expenses	357,530	16.0	321,122	16.8

Total segment operating income	$148,263	6.7%	$165,062	8.7%

      The Dairy Group’s net sales increased by approximately $322.2 million, or 16.9%, in the third quarter of 2004 versus the third quarter of 2003. The change in net sales from the third quarter of 2003 to the third quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$1,907.4
Acquisitions	102.9	5.4%
Divestitures	(4.4)	(0.2)
Volume	4.9	0.3
Pricing and product mix	218.8	11.4

2004 Net sales	$2,229.6	16.9%

      The increase in the Dairy Group’s net sales primarily resulted from price increases. In general, we change the prices that we charge our customers for dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the third quarter of 2004 compared to the third quarter of 2003. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat (which are indicators of the prices we pay for raw milk and butterfat) for the third quarter of 2004 compared to the third quarter of 2003:

	Quarter Ended September 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.82	(2)	$7.50	(2)	17.6%
Class I butterfat mover(1)	2.00	(3)	1.21	(3)	65.3
Class II raw skim milk minimum(4)	7.07	(2)	6.65	(2)	6.3
Class II butterfat minimum(4)	1.93	(3)	1.23	(3)	56.9

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2003, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Commodities” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other primary cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Kohler Mix Specialties in October 2003 and Ross Swiss Dairies in January 2004. We estimate acquisitions contributed a combined total of $102.9 million in sales during the third quarter of 2004.

      Volume sales of all products, net of the effect of acquisitions, increased approximately 0.3% in the third quarter of 2004 compared to the third quarter of 2003, through a combination of increased sales to existing customers and the addition of new customers.

      A small portion of these increases in sales was offset by decreases attributable to the divestiture in July 2003 of the private label frozen creamer and frozen pre-whipped topping operations.

      The Dairy Group’s cost of sales ratio increased to 77.3% in the third quarter of 2004 compared to 74.5% in the third quarter of 2003, almost entirely due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 17.6% higher in the third quarter of 2004 compared to the third quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $36.4 million during the third quarter of 2004 compared to the third quarter of 2003. The increase was primarily due to (1) acquisitions, which we estimate contributed approximately $14 million in operating costs, (2) an increase in fuel costs of approximately $4 million, and (3) an increase in insurance and other costs. Despite the increased operating expenses, the Dairy Group’s operating expense ratio decreased slightly to 16% in the third quarter of 2004 from 16.8% in the third quarter of 2003 due to the effect of increased sales.

          Branded Products Group —

	Quarter Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in thousands)
Net sales	$303,166	100.0%	$174,985	100.0%
Cost of sales	199,282	65.7	118,944	68.0

Gross profit	103,884	34.3	56,041	32.0
Operating costs and expenses	71,086	23.5	57,161	32.6

Total segment operating income (loss)	$32,798	10.8%	$(1,120)	(0.6)%

      The Branded Products Group’s net sales increased by $128.2 million, or 73.3%, in the third quarter of 2004 versus the third quarter of 2003. The change in net sales from the third quarter of 2003 to the third quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$175.0
Acquisitions	73.6	42.0%
Divestitures	(0.6)	(0.3)
Volume	24.1	13.8
Pricing and product mix	31.1	17.8

2004 Net sales	$303.2	73.3%

      The most significant cause of the increase in sales was acquisitions, which contributed $73.6 million in sales. The Branded Products Group acquired Horizon Organic effective January 1, 2004 and LAND O’LAKES East effective March 31, 2004. See “— Recent Developments — Acquisitions.”

      Higher selling prices were another cause of the increase in the Branded Product Group’s sales. The two primary drivers of this increase were increased pricing of our branded products driven by increased commodity costs, and a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of sales, as we shift our focus toward consumer-oriented advertising and marketing, which is recorded as operating expense.

      Another significant cause of the increase in sales was increased volume sales. Volume sales for the Branded Products Group increased approximately 13.8% in the third quarter of 2004 (net of the effects of acquisitions and divestitures) due to the success of our branded products, particularly Silk and International Delight. Silk volumes increased 21% and International Delight volumes increased 29% compared to the third quarter of 2003. We believe increased Silk volumes were due primarily to: (1) the introduction of new products with nutritional enhancements, new flavors and larger size offerings; (2) growth of the soymilk category in club, mass and natural foods channels; and (3) the positive effects of increased consumer advertising. We believe the increased demand for International Delight is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.

      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.

      Cost of sales increased approximately $80.4 million to $199.3 million in the third quarter of 2004 from $118.9 million in the third quarter of 2003. This increase was primarily due to the impact of higher raw material costs, particularly Class II butterfat and organic soybeans, and the addition of Horizon Organic, which has a higher cost of sales ratio. The average minimum price of Class II butterfat was 56.9% higher in the third quarter of 2004 than in the third quarter of 2003. Our average cost of organic soybeans was approximately 50% higher in the third quarter of 2004 than in the third quarter of 2003, primarily due to an increase in domestic organic soybean prices and the utilization of foreign grown organic soybeans, which have a higher price than domestic beans. The cost of sales ratio for the Branded Products Group decreased to 65.7% in the third quarter of 2004 from 68% in the third quarter of 2003 due to the effect of increased sales.

      Operating expenses increased approximately $14 million in the third quarter of 2004 compared to the same period in the prior year primarily due to acquisitions, which we estimate contributed approximately $14 million in costs, and increased volumes which caused distribution expenses to increase by approximately $4 million. These increases were offset by a decline of approximately $4.9 million related to the expiration of the White Wave management incentive plan entered into in connection with the White Wave acquisition and lower marketing spending, net of the effect of acquisitions, of approximately $3.1 million. The operating expense ratio decreased to 23.5% during the third quarter of 2004 from 32.6% during the third quarter of 2003 due to the effect of increased sales.

          Specialty Foods Group —

	Quarter Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$162,788	100.0%	$165,748	100.0%
Cost of sales	134,428	82.6	122,937	74.2

Gross profit	28,360	17.4	42,811	25.8
Operating costs and expenses	18,025	11.1	16,349	9.8

Total segment operating income	$10,335	6.3%	$26,462	16.0%

      The Specialty Foods Group’s net sales decreased by $3 million, or 1.8%, in the third quarter of 2004 versus the third quarter of 2003. The change in net sales from the third quarter of 2003 to the third quarter of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$165.7
Acquisitions	1.0	0.6%
Volume	(4.9)	(3.0)
Pricing and product mix	1.0	0.6

2004 Net sales	$162.8	(1.8)%

      The net decrease in sales was primarily due to an overall decline in volumes in the nutritional beverages, pickle and aseptic product categories, partly offset by an increase in non-dairy coffee creamer sales (net of the effect of the acquisition of Cremora). The decrease in volumes was primarily due to decreased consumer demand for nutritional beverages and pickles. Nutritional beverage sales declined approximately $6.5 million during the third quarter of 2004 compared to the same period in the prior year. During the third quarter, we announced our plan to exit our nutritional beverages business as a result of these significant volume declines during 2004 because we believe these volumes cannot be replaced. The increase in non-dairy coffee creamer sales was primarily due to increased volume with existing customers.

      Despite a decrease in sales, the Specialty Foods Group’s cost of sales increased by approximately $11.5 million, and its cost of sales ratio increased to 82.6% in the third quarter of 2004 versus 74.2% in the third quarter of 2003. This increase was due to substantially higher commodity costs, particularly soybean oil and casein. In addition, we wrote off approximately $3.3 million of excess nutritional beverages inventory.

      Operating expenses for the Specialty Foods Group increased $1.7 million and the operating expense ratio increased to 11.1% in the third quarter of 2004 as compared to 9.8% in the third quarter of 2003. The increase in operating expenses was primarily due to an increase in distribution expenses related to higher fuel costs. In addition, we wrote off approximately $1.2 million of accounts receivable from a nutritional beverages customer.

First Nine Months of 2004 Compared to the First Nine Months of 2003 — Consolidated Results

      Net Sales — Consolidated net sales increased approximately 20.3% to $8.03 billion during the first nine months of 2004 from $6.67 billion during the first nine months of 2003. Net sales by segment are shown in the table below.

	Nine Months Ended September 30

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Dairy Group	$6,448,745	$5,487,991	$960,754	17.5%
Branded Products Group	854,075	500,907	353,168	70.5
Specialty Foods Group	502,439	504,362	(1,923)	(0.4)
Corporate/ Other	225,951	181,038	44,913	24.8

Total	$8,031,210	$6,674,298	$1,356,912	20.3%

      The change in net sales was due to the following:

	Nine Months Ended September 30, 2004 vs.
	Nine Months Ended September 30, 2003

				Pricing, Volume
			Foreign	and Product	Total
	Acquisitions	Divestitures	Exchange	Mix Changes	Increase

	(In millions)
Dairy Group	$341.6	$(26.2)	$—	$645.4	$960.8
Branded Products Group	200.0	(4.0)	—	157.2	353.2
Specialty Foods Group	4.9	—	—	(6.8)	(1.9)
Corporate/ Other	10.5	—	20.8	13.5	44.8

Total	$557.0	$(30.2)	$20.8	$809.3	$1,356.9

      Net sales for the first nine months of 2004 increased approximately $1.36 billion, or approximately 20.3%, compared to the same period in the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties, Ross Swiss Dairies and Melody Farms in our Dairy Group segment; Horizon Organic and LAND O’LAKES East in our Branded Products Group segment; Cremora in our Specialty Foods Group segment and Tiger Foods in our Corporate/ Other segment.

      See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 76.4% in the first nine months of 2004 compared to 73.5% in the first nine months of 2003 due almost entirely to increased raw material costs that affected all of our segments in 2004.

      Operating Costs and Expenses — Our operating expenses increased approximately $247.1 million, or approximately 20.9%, during the first nine months of 2004 as compared to the same period in the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which we estimate represented approximately $92 million of the increase;

•	Gain on sale of our frozen pre-whipped topping business of $65.9 million that reduced operating expenses in 2003;

•	Net facility closing and reorganization costs that were approximately $25.2 million higher;

•	Corporate overhead expenses that were approximately $14 million higher than last year, including higher professional fees and legal fees primarily related to the reorganization of our Branded Products Group, increased transactional activity and higher compliance fees; and

•	Higher fuel costs across all segments and increased volumes at the Branded Products Group, which added a combined total of approximately $14 million to distribution costs in the first nine months of 2004 compared to last year.

      Our operating expense ratio remained consistent at 17.8% for the first nine months of 2004 as compared to the first nine months of 2003.

      Operating Income — Operating income during the first nine months of 2004 was $464.8 million, a decrease of $117.5 million, or approximately 20.2%, from the first nine months of 2003 operating income of $582.3 million. Our operating margin in the first nine months of 2004 was 5.8% compared to 8.7% in the first nine months of 2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense increased by $12.8 million in the first nine months of 2004 compared to the first nine months of 2003. Interest expense decreased to $129.8 million in the first nine months of 2004 from $137 million in the first nine months of 2003. This decrease was the result of lower interest rates in the first nine months of 2004 compared to the same period in the prior year. Our convertible preferred securities were converted into common stock in the second quarter of 2003. Financing charges on preferred securities were $14.2 million in the first nine months of 2003. We also recorded a charge of $32.6 million in the third quarter of 2004 to write-off the deferred financing costs related to our senior credit facility amended in August 2004.

      Income Taxes — The effective income tax rate was 38.6% in the first nine months of 2004 compared to 38% in the first nine months of 2003. Our effective tax rate will vary based on the relative earnings of our business units. The effective income tax rate was higher in the first nine months of 2004 as compared to the same period in the prior year primarily due to the tax effect of the write-off of deferred financing costs in August 2004 that were incurred in a business unit with a lower relative effective tax rate.

First Nine Months of 2004 Compared to the First Nine Months of 2003 — Results by Segment

          Dairy Group —

	Nine Months Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$6,448,745	100.0%	$5,487,991	100.0%
Cost of sales	4,965,949	77.0	4,051,000	73.8

Gross profit	1,482,796	23.0	1,436,991	26.2
Operating costs and expenses	1,041,817	16.2	957,826	17.5

Total segment operating income	$440,979	6.8%	$479,165	8.7%

      The Dairy Group’s net sales increased by approximately $960.8 million, or 17.5%, in the first nine months of 2004 versus the first nine months of 2003. The change in net sales from the first nine months of 2003 to the first nine months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$5,488.0
Acquisitions	341.6	6.2%
Divestitures	(26.2)	(0.4)
Volume	(15.6)	(0.3)
Pricing and product mix	660.9	12.0

2004 Net sales	$6,448.7	17.5%

      The increase in the Dairy Group’s net sales primarily resulted from price increases. In general, we change the prices that we charge our customers for dairy products on a monthly basis, as the costs of our raw materials fluctuate. The increase in net sales due to price and product mix shown in the above table primarily results from higher raw milk costs in the first nine months of 2004 compared to the first nine months of 2003. The following table sets forth the average monthly Class I “mover” and average monthly

Class II minimum prices for raw skim milk and butterfat for the first nine months of 2004 compared to the first nine months of 2003:

	Nine Months Ended
	September 30*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.54	(2)	$6.57	(2)	30.0%
Class I butterfat mover(1)	1.97	(3)	1.18	(3)	67.0
Class II raw skim milk minimum(4)	6.83	(2)	6.76	(2)	1.0
Class II butterfat minimum(4)	2.08	(3)	1.19	(3)	74.8

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2003, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Commodities” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

      The other cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Kohler Mix Specialties in October 2003, Ross Swiss Dairies in January 2004, and Melody Farms in June 2003, which we estimate contributed a combined total of $341.6 million in sales during the first nine months of 2004.

      A small portion of these increases in sales was offset by decreases attributable to the divestiture in July 2003 of the private label frozen creamer and frozen pre-whipped topping operations, and by volume declines. Volume sales of all products, net of the effect of acquisitions, fell approximately 0.3% in the first nine months of 2004 compared to the first nine months of 2003 which we believe was primarily due to decreased demand.

      The Dairy Group’s cost of sales ratio was substantially higher in the first nine months of 2004 at 77% compared to 73.8% for the first nine months of 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 30% higher in the third quarter of 2004 than in the third quarter of 2003.

      The Dairy Group’s operating expenses increased approximately $84 million during the first nine months of 2004 compared to the first nine months of 2003 primarily due to (1) acquisitions, which we estimate contributed approximately $52 million in operating costs; (2) higher distribution expenses of approximately $7 million related to the addition of certain large customers who require more frequent deliveries, and to an increase in fuel costs, and (3) an increase in insurance and other costs. The Dairy Group’s operating expense ratio decreased to 16.2% in the first nine months of 2004 from 17.5% in the first nine months of 2003 due to the effect of increased sales.

          Branded Products Group —

	Nine Months Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$854,075	100.0%	$500,907	100.0%
Cost of sales	574,305	67.2	329,467	65.8

Gross profit	279,770	32.8	171,440	34.2
Operating costs and expenses	213,414	25.0	160,960	32.1

Total segment operating income	$66,356	7.8%	$10,480	2.1%

      The Branded Products Group’s net sales increased by $353.2 million, or 70.5%, in the first nine months of 2004 versus the first nine months of 2003. The change in net sales from the first nine months of 2003 compared to the first nine months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$500.9
Acquisitions	200.0	39.9%
Divestitures	(4.0)	(0.8)
Volume	79.4	15.9
Pricing and product mix	77.8	15.5

2004 Net sales	$854.1	70.5%

      The most significant cause of the increase in the Branded Products Group’s sales was acquisitions. The Branded Products Group acquired Horizon Organic effective January 1, 2004 and LAND O’LAKES East effective March 31, 2004.

      Another significant cause of the increase in sales was increased volumes. Volume sales for the Branded Products Group increased approximately 15.9% in the first nine months of 2004 (net of the effects of acquisitions and divestitures) due to the success of our brands, particularly Silk and International Delight. Silk volumes increased 28% and International Delight volumes increased 22% compared to the first nine months of 2003. We believe increased Silk volumes were due primarily to: (1) the introduction of new products with nutritional enhancements, new flavors and larger size offerings; (2) growth of the soymilk category in club, mass and natural foods channels; and (3) the positive effects of increased consumer advertising. We believe the increased demand for International Delight is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.

      Higher selling prices also contributed to the increase in sales. The two primary drivers of this increase were increased pricing in response to increased commodity costs and a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of revenue, as we shift our focus toward consumer-oriented advertising and marketing, which is recorded as operating expense.

      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.

      The cost of sales ratio for the Branded Products Group increased to 67.2% in the first nine months of 2004 from 65.8% in the first nine months of 2003 primarily due to the impact of higher raw material costs, particularly Class II butterfat and organic soybeans, and the addition of Horizon Organic, which has a higher cost of sales ratio. The average minimum price of Class II butterfat was 74.8% higher in the first nine months of 2004 than in the first nine months of 2003. Our average cost of organic soybeans was approximately 40% higher in the first nine months of 2004 than in the first nine months of 2003 primarily due to an increase in domestic organic soybean prices and the utilization of foreign grown organic soybeans, which have a higher price than domestic beans.

      Operating expenses increased approximately $52.5 million in the first nine months of 2004 compared to the prior year primarily due to acquisitions, which we estimate contributed approximately $40 million in costs, and to an approximately $10.9 million increase in marketing spending at the National Brand Group and White Wave. Increased volumes also contributed approximately $7 million to distribution expenses. These increases were somewhat offset by a decline of approximately $10.5 million related to the expiration of the White Wave management incentive plan. The operating expense ratio decreased to 25% during the first nine months of 2004 from 32.1% during the same period of the prior year primarily due to the relative increase in operating expense dollars compared to the increase in sales dollars.

          Specialty Foods Group —

	Nine Months Ended September 30

	2004		2003

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$502,439	100.0%	$504,362	100.0%
Cost of sales	398,636	79.3	376,512	74.7

Gross profit	103,803	20.7	127,850	25.3
Operating costs and expenses	54,330	10.8	51,613	10.2

Total segment operating income	$49,473	9.9%	$76,237	15.1%

      The Specialty Foods Group’s net sales decreased by $1.9 million, or 0.4%, in the first nine months of 2004 versus the first nine months of 2003. The change in net sales from the first nine months of 2003 to the first nine months of 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$504.4
Acquisitions	4.9	1.0%
Volume	(5.4)	(1.1)
Pricing and product mix	(1.5)	(0.3)

2004 Net sales	$502.4	(0.4)%

      The net decrease in sales was primarily due to an overall decline in volumes in the nutritional beverages, pickle and aseptic product categories. This decline was primarily due to decreased consumer demand for nutritional beverages and pickles and an increase in promotional spending (which is required to be recorded as a reduction of revenue) in response to competition. Nutritional beverages sales declined approximately $9 million. During the third quarter, we announced our plan to exit our nutritional beverages business as a result of these significant volume declines during 2004 because we believe these volumes cannot be replaced.

      These decreases were partly offset by an increase in non-dairy coffee creamer sales (net of the effect of the acquisition of Cremora) due to increased sales to existing customers and higher pricing.

      Sales also increased slightly due to the acquisition of Cremora in December 2003.

      The Specialty Foods Group’s cost of sales ratio increased to 79.3% for the first nine months of 2004 from 74.7% for the first nine months of 2003, primarily due to substantially higher commodity costs, particularly soybean oil, casein and cheese, as well as increases in glass and other packaging costs.

      Operating expenses for the Specialty Foods Group increased approximately $3.7 million primarily related to increased distribution expenses as a result of higher fuel costs.

Liquidity and Capital Resources

Historical Cash Flow

      During the first nine months of 2004, we met our working capital needs with cash flow from operations.

      Net cash provided by operating activities was $267.4 million for the first nine months of 2004 compared to $338.1 million for the same period in 2003, a decrease of $70.7 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which used $272.1 million of cash in the first nine months of 2004. The largest uses of cash were accounts receivable and inventory, which used $41.1 million and $89.6 million of cash, respectively, in the nine months ended September 30, 2004. These increases occurred primarily as a result of higher raw materials costs, which increase the cost of our inventory and increase our receivables as we pass through most of the higher prices to our customers. Income taxes payable decreased due to the timing of estimated tax payments made in 2004. In addition, we recorded an income tax receivable for a tax refund we received in the fourth quarter of 2004.

      Net cash used in investing activities was $622.4 million in the first nine months of 2004 compared to $160.7 million in the first nine months of 2003, an increase of $461.7 million. We used approximately $367 million for acquisitions and approximately $264.9 million for capital expenditures during the first nine months of 2004.

      We received a net amount of $523.8 million from borrowings in the first nine months of 2004. We spent approximately $257.3 million, including commissions and fees, to repurchase 7.98 million shares of our common stock during the first nine months of 2004. We received approximately $62 million from the exercise of stock options.

Current Debt Obligations

      At September 30, 2004, we had outstanding borrowings of $2.14 billion under our senior credit facility (compared to $1.78 billion at December 31, 2003), including $1.5 billion in term loan borrowings, and $640.9 million outstanding under the revolving credit facility. In addition, at September 30, 2004, there were $101.2 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.

      In addition to our senior credit facility, we also have a $500 million receivables-backed credit facility, which had $471 million outstanding at September 30, 2004 (compared to $302.5 million at December 31, 2003).

      Our outstanding borrowings under the senior credit facility and receivables-backed credit facility increased primarily to fund our acquisitions and share repurchases.

      Other indebtedness outstanding at September 30, 2004 included $700 million face value of outstanding indebtedness under senior notes issued by a subsidiary, a $24.6 million line of credit at our Spanish subsidiary and approximately $26.4 million face value of capital lease and other obligations.

      See Note 5 to our Condensed Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and lease obligations at September 30, 2004.

		Payments Due by Period

Indebtedness & Lease		10/01/04-	10/01/05-	10/01/06-	10/01/07-	10/01/08-
Obligations	Total	09/30/05	09/30/06	09/30/07	09/30/08	09/30/09	Thereafter

				(In thousands)
Senior credit facility	$2,140,897	$—	$—	$225,000	$225,000	$1,690,897	$—
Senior notes(1)	700,000	100,000	—	250,000	—	—	350,000
Receivables-backed facility	471,000	—	—	471,000	—	—	—
Foreign line of credit	24,603	24,603	—	—	—	—	—
Capital lease obligations and other(1)	26,411	11,083	9,832	3,556	1,454	370	116
Purchasing obligations	337,996	253,820	52,912	13,804	8,447	6,612	2,401
Operating leases	472,091	98,582	81,020	66,643	55,647	48,407	121,792
Interest payments(2)	360,106	105,142	73,958	47,936	23,600	23,600	85,870

Total	$4,533,104	$593,230	$217,722	$1,077,939	$314,148	$1,769,886	$560,179

(1)	Represents face value.

(2)	Only includes our fixed rate interest obligations, which consist of our senior notes and our interest rate swap agreements.

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

      We expect to contribute approximately $39.5 million to the pension plans and approximately $2.8 million to the postretirement health plans in 2004.

Other Commitments and Contingencies

      On December 21, 2001, in connection with our acquisition of the former Dean Foods, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our plants until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred. In addition, one of our milk supply agreements with DFA would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain plants that we acquired as part of the former Dean Foods after the pre-existing agreements with other suppliers or producers expire.

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

Future Capital Requirements

      In the first nine months of 2004, we spent approximately $265 million on capital expenditures. For 2004, we intend to invest between $300 and $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. In 2005 we expect to spend approximately $300 to $350 million in capital expenditures, which we expect to be more heavily weighted toward increasing our production capabilities within our Branded Products Group.

      For 2004, we expect cash interest to be approximately $162 million based on anticipated debt levels and cash taxes to be approximately $31 million.

      We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. If necessary, we believe that we have the ability to secure additional debt or equity financing for our future capital acquisitions, stock repurchases or other requirements and we will explore those alternatives as appropriate.

Known Trends and Uncertainties

Prices of Raw Milk, Cream and Other Commodities

      We were adversely affected by rising and, in some cases, volatile input costs during the first nine months of 2004, and we expect our financial results to continue to be adversely affected by high input costs for the remainder of the year and into 2005.

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

      In general, our Dairy Group changes the prices that it charges for dairy products on a monthly basis, as the costs of raw milk and other materials fluctuate. Prices for some Class II products are not changed on a monthly basis, but are changed from time to time as circumstances warrant. There can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

      In the first nine months of 2004, our Dairy Group was adversely affected by extreme volatility in the prices of raw skim milk and butterfat. Currently, prices have stabilized somewhat (although still at a relatively high level) and we expect them to remain at or near current levels into 2005, which would result in an average expense in 2005 that would be slightly lower than in 2004. Of course raw milk prices are difficult to predict and we change our forecasts frequently based on current market activity. If raw milk prices do not remain at or near current levels throughout the fourth quarter and into 2005, we may not be able to achieve our targeted profitability goals. If raw milk prices do remain at or near current levels throughout 2005, we would expect our sales for 2005 to be less than in 2004 because, in general, we change the prices of our products to reflect changes in raw material prices.

      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter started rising by moderate amounts in late 2003, and then increased significantly during the first nine months of 2004. They remain high and we currently anticipate that these costs will remain high throughout 2004 and into 2005. Of course, like raw milk prices, bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity. We try to change our prices based on changes in the price of bulk cream, but sometimes we are competitively or contractually constrained. Therefore, increases in bulk cream prices can have an adverse effect on our results of operations.

      Prices for resin, which is used in plastic milk bottles, are also extremely high and are expected to remain high for the foreseeable future. Finally, the Dairy Group uses a great deal of diesel fuel in its direct store delivery system, and diesel fuel prices are currently very high and expected to remain high for the foreseeable future. High fuel and resin costs can adversely affect the Dairy Group’s profitability.

      Specialty Foods Group — Many of the raw materials used by our Specialty Foods Group also rose to unusually high levels during the first nine months of 2004, including soybean oil, casein, cheese and packaging materials. High fuel costs are also having a negative impact on the Specialty Foods Group’s results. Prices for many of these raw materials and packaging materials used by the Specialty Foods Group are expected to remain high for the foreseeable future. For competitive reasons, the Specialty Foods Group is not able to pass along increases in raw material and other input costs as quickly as the Dairy Group. Therefore, the current raw material environment is expected to significantly adversely affect the Specialty Foods Group’s financial results for the remainder of 2004 and into 2005.

Competitive Environment

      There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, we expect competition to intensify as we compete for the business of fewer customers. There can be no assurance that we will be able to keep our existing customers, or gain new customers. There are several large regional grocery chains that have captive dairy operations. As the consolidation of the grocery industry continues, we could lose sales if any one or more of our existing customers were to be sold to a chain with captive dairy operations.

      Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group and Specialty Foods Group segments, which has resulted in margin erosion on sales to several customers, including some large customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. Loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

      Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level. We expect this trend to continue for the foreseeable future.

Tax Rate

      Our 2003 tax rate was approximately 38%. Primarily as a result of the impact of the write-off of the deferred financing costs in August 2004, we have estimated the effective tax for 2004 to be approximately 38.4%. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.

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

Reorganization of our Branded Products Group Segment Could Temporarily Adversely Affect the Performance of the Segment

      We are in the process of consolidating the three operating units that currently comprise our Branded Products Group segment into a single business. As part of this process, we intend to develop a single national sales force for the segment, and to consolidate certain administrative, purchasing, manufacturing, marketing and distribution functions. We expect the consolidation to be complete by early 2006. These changes present a number of challenges and are requiring a significant amount of management’s attention. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales.

Recent Financial Difficulty at Specialty Foods Group Segment Could Continue Longer Than We Expect

      Our Specialty Foods Group segment has experienced financial difficulty during 2004 due primarily to rising input costs and to a decline in demand for Specialty Foods’ line of nutritional beverages. Specialty Foods Group’s pickle business also was adversely affected by inclement weather conditions during the summer of 2004. We have made the decision to exit the nutritional beverages business by the end of 2004. Also, the former President of the Specialty Foods Group segment returned in late October. With these changes and certain other changes we are implementing at the Specialty Foods Group, it is our goal to return the Specialty Foods Group segment to its historical levels of profitability. However, there can be no assurance as to how long it will take to return the Specialty Foods Group to its historical levels of profitability, if ever. Many factors are beyond our control, such as the costs of raw materials and packaging supplies and competitive pressures that limit our ability to raise prices in reaction to increased input costs.

Recent Successes of Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales, and, in the Case of Organic Products, Put Pressure on the Availability of Raw Materials

      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely our sales and profitability. Finally, there is a limited supply of organic raw materials in the United States, including especially organic soybeans and organic raw milk. New entrants into our markets can reduce available supply and drive up costs. Even without new entrants, our own rapid growth can put pressure on the availability and price of organic raw materials.

      Our International Delight coffee creamer competes intensely with Nestlé’s CoffeeMate business, and our Hershey’s milks and milkshakes compete intensely with Nestlé’s Nesquik. Nestle has significantly greater resources than we do, which allows them to promote their products more aggressively. Our failure to successfully compete with Nestle could have a material adverse effect on the sales and profitability of our International Delight and/or our Hershey’s businesses.

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

      The interest rate on our debt is based on our debt rating, as issued by Standard & Poor’s and Moody’s. We have no ability to control the ratings issued by Standard & Poor’s and Moody’s. A downgrade in our debt rating could cause our interest rate to increase, which could adversely affect our ability to achieve our targeted profitability level, as well as our cash flow.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rates

      In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for a portion of our variable rate borrowings by limiting or fixing the LIBOR interest rates at the interest rates noted below until the indicated expiration dates.

      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of September 30, 2004 and December 31, 2003:

	Expiration	Notional
Fixed Interest Rates	Date	Amounts

		(In millions)
1.48 to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We have also entered into an interest rate swap agreement that provides a hedge for euro-denominated loans under our senior credit facility. See Note 5 to our Condensed Consolidated Financial Statements. The following table summarizes this agreement as of September 30, 2004 and December 31, 2003:

Expiration
Fixed Interest Rates	Date	Notional Amounts

5.6%	November 2004	12 million euros (approximately $14.8 million as of September 30, 2004 and $15.1 million as of December 31, 2003)

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred approximately $5.1 million and $16.5 million of additional interest expense, net of taxes, during the quarter and nine months ending September 30, 2004, respectively, as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2004, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Bulk Cream

      Our Dairy Group buys a significant amount of bulk cream for use in certain of our products. The price that we pay for bulk cream is typically based on a multiple of the AA butter price on the Chicago Mercantile Exchange. From time to time, we purchase butter futures and butter inventory in an effort to better manage our bulk cream costs. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to bulk cream activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow. During the first nine months of 2004, we recognized losses of $1.4 million related to our butter purchasing activities.

Item 4.     Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Limitations on the Effectiveness of Controls

      We do not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Conclusions

      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this Quarterly Report, our Disclosure Controls were effective to provide reasonable assurance that material information is made known to management, particularly during the period when our periodic reports are being prepared. In the three months ended September 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

      On November 4, 2003, we received a notice (a so-called “Wells Notice”) from the Staff of the Securities and Exchange Commission (the “SEC”) informing us that the Staff was planning to recommend that the SEC bring a civil injunctive action against our company. The notice cited the Staff’s belief that we aided and abetted The Fleming Companies in Fleming’s improper acceleration of revenue recognition by providing Fleming with correspondence that allowed Fleming to characterize two payments totaling $2.7 million made by us to Fleming as current income rather than deferred revenue to be recognized over future periods. We expensed the two payments made to Fleming during the quarters in which they were paid, and the Wells Notice contained no allegations regarding our financial statements.

      During the third quarter of this year, we consented to the entry of an agreed judgment in this matter. Pursuant to the agreed judgment, we agreed to pay a civil penalty of $400,000. This amount is not reimbursable from any source, and we will not receive a tax deduction or tax credit for the payment. Without admitting or denying the SEC’s allegations or findings, we also agreed to the SEC’s issuance of an administrative order requiring us to cease and desist from aiding and abetting future violations of the securities laws.

      One officer of our Dairy Group segment also received a Wells Notice related to the Fleming Matter. He also settled with the SEC, agreeing to pay a civil fine and to cease and desist from aiding and abetting future violations of the securities laws. No allegations were made against any other company officers, including the company’s corporate executive officers.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

      The following table summarizes the repurchase of our common stock during the quarter ended September 30, 2004:

Maximum Number
			At End of Period,	(or Approximate
			Total Number	Dollar Value)
			of Shares (or Units)	of Shares (or Units)
			Purchased as	that May Yet
	Total Number	Average	Part of Publicly	be Purchased
	of Shares (or Units)	Price Paid	Announced	Under the
Period	Purchased	Per Share(1)	Plans or Programs	Plans or Programs

August 2004	2,170,000	$36.24	44,111,466	$31.2 million
September 2004	5,655,000	30.69	49,766,466	57.7 million (2)

Total	7,825,000	$32.21

(1)	Excludes fees and commissions paid on stock repurchases.

(2)	On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. Thereafter, the Board increased the authorization on the following dates in the following amounts:

New
	Amount	Authorized
Date of Increase	of Increase	Total

September 28, 1999	$100 million	$200 million
November 17, 1999	$100 million	$300 million
May 19, 2000	$100 million	$400 million
November 2, 2000	$100 million	$500 million
January 8, 2003	$150 million	$650 million
February 12, 2003	$150 million	$800 million
September 7, 2004	$200 million	$1.0 billion
November 2, 2004	$100 million	$1.1 billion

Item 6.	Exhibits

      (a) Exhibits

10.1	Amended and Restated Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

Date: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amended and Restated Credit Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002