Form 10-K
period 2004-12-31
DEAN FOODS CO/
filed 2005-03-16
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the Registrant’s voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2004, based on the $37.31 per share closing price for the Registrant’s common stock on the New York Stock Exchange on June 30, 2004, was approximately $5.76 billion.
      The number of shares of the registrant’s common stock outstanding as of March 11, 2005 was 150,155,790.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 24, 2005 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products including: Silk® soymilk and cultured soy products; Horizon Organic® dairy products, juices and other products; International Delight® coffee creamers; Marie’s® refrigerated dips and dressings; and LAND O’ LAKES® fluid dairy and cultured products. Our Specialty Foods Group is the leading private label pickle processor in the United States and a maker of a variety of other food products. In January 2005, we announced our intention to pursue a tax-free spin-off of our Specialty Foods Group segment to our shareholders. See “— Developments Since January 1, 2004 — Tax Free Spin-Off of Specialty Foods Group.” We also own the fourth largest dairy processor in Spain.
      Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.
Segments and Operating Divisions
      We currently have three reportable segments: the Dairy Group, WhiteWave Foods Company (formerly the Branded Products Group) and the Specialty Foods Group. Our reportable segments and other operating divisions are described below.

Dairy Group
      Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of WhiteWave Foods Company’s products. See “— WhiteWave Foods Company.”
      The Dairy Group’s sales totaled approximately $8.65 billion in 2004, or approximately 80% of our consolidated sales. The following charts graphically depict the Dairy Group’s 2004 sales by product and by channel, and indicate the percentage of private label versus company branded sales in 2004.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, items for resale such as butter, cheese and eggs.

(6)	The Dairy Group’s largest customer is Wal-Mart (including its subsidiaries, such as Sam’s Club), which accounted for 14.6% of the Dairy Group’s 2004 sales.

(7)	Such as restaurants, hotels and other foodservice outlets.
      Products not sold under private labels are sold under the Dairy Group’s local and regional proprietary or licensed brands. Our local and regional proprietary and licensed brands include the following:

Northeast Region(1)	Southeast Region(1)	Midwest Region(1)	Southwest Region(1)	Morningstar Region(1)

Chug® Dean’s® Garelick Farms® Lehigh Valley® Meadowbrook® Nature’s Pridetm Sealtest® (licensed brand) Shenandoah’s Pride® Swiss Premium® Tuscan®	Barbers® Broughton® Chug® Country Delite® Dairy Fresh® Dean’s® Frostbite® Louis Trauth® Mayfield® McArthur® Pet® (licensed brand) Puritytm Reiter® TG Lee®	Borden® (licensed brand) Chug® Country Charm® Country Fresh® Dean’s® LAND O’LAKES® (licensed brand) Melody Farms® Pet® (licensed brand) Saunderstm Schenkel’s All*Star® Stroh’stm Verifine®	Adohr Farms®

Alta Dena®

Barbe’s®

Berkeley Farmstm

Borden® (licensed brand)

Brown’stm

Chug®

Country Charm®

Creamlandtm

Dairy Goldtm

Dean’s®

Foremosttm (licensed  brand)

Gandy’s®

Hygeia®

Meadow Gold®

Model®

Mountain High®

Oak Farms®

Poudre Valley®

Price’stm

Robinson®

Schepps®

Swisstm

			Viva®	Affair® Dairy Fresh® Kohler Mix Specialties LAND O’LAKES® (licensed brand) Quip® Rod’s® Shenandoah’s Pride®

(1)	Our Dairy Group operates in a generally decentralized manner organized by region.
      The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. The Dairy Group’s sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.
      Our Dairy Group currently operates 105 manufacturing facilities in 35 states. For more information about facilities in the Dairy Group, see “Item 2. Properties.”
      Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products from its facilities directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe our Dairy Group has one of the most extensive refrigerated DSD systems in the United States.
      The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. For more information about raw milk pricing in the United States, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs.” Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to packaging supplies, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.
      The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials and packaging supplies. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases, especially in the event of rapidly increasing raw milk prices. This can have a negative impact on the Dairy Group’s profitability.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. Since 1990, the dairy industry has experienced significant consolidation led in part by us. Consolidation has tended to lower costs and raise efficiency. However, per capita consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2003, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, and due to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins.
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

WhiteWave Foods Company
      WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Inc. (“White Wave”), Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006.
      WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy products, juices and other products; International Delight coffee creamers; and LAND O’LAKES creamers and cultured products. WhiteWave Foods Company also sells Sun Soy® soymilk; The Organic Cow of Vermont® organic dairy products; White Wave® and Tofu Town® branded tofu; Hershey’s® milks and milkshakes; Marie’s dips and dressings; and Naturally Yours® sour cream. We license the LAND O’LAKES and Hershey’s names from third parties.
      Other branded products sold by WhiteWave Foods Company include Mocha Mix® non-dairy liquid coffee creamer and Second Nature® egg substitute. In connection with our planned spin-off of our Specialty

Foods Group segment in the third quarter of 2005, we intend to transfer the Mocha Mix and Second Nature businesses to our Specialty Foods Group segment, effective as of the time of the spin-off. Finally, a small portion (approximately 3% in 2004) of WhiteWave Foods Company’s sales is private label soymilk and organic dairy products.
      WhiteWave Foods Company’s sales totaled approximately $1.19 billion in 2004, or approximately 11% of our consolidated sales.
      WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. In 2004, approximately 84% of WhiteWave Foods Company’s sales were to retailers and approximately 8% were to foodservice outlets. WhiteWave Foods Company’s customer base is diverse, with no single customer representing more than 10% of sales in 2004. WhiteWave Foods Company sells its products through its internal sales force and through independent brokers. The majority of WhiteWave Foods Company’s products are sold pursuant to customer purchase order or pursuant to contracts that are generally terminable at will by the customer.
      In 2004, approximately 64% of the products sold by WhiteWave Foods Company were manufactured by our Dairy Group. An additional 32% were manufactured by third-party manufacturers under processing agreements. WhiteWave Foods Company currently owns two manufacturing facilities, one of which produces all of its tofu products and the other, purchased in April 2004, produces a portion of its Silk soymilk.
      The majority of WhiteWave Foods Company’s products are delivered by common carrier to customer warehouses, although some products are distributed through third-party distributors or through our Dairy Group’s DSD system.
      The primary raw materials used in our soy-based products are organic soybeans and organic soybean concentrate. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2005. Generally, these agreements provide pricing at fixed levels. The primary raw material used in our organic milk-based products is organic raw milk. Organic raw milk supplies are constrained and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We currently purchase organic raw milk from a network of approximately 300 dairy farmers across the United States. We generally enter into supply agreements with dairy farmers, with typical terms of one to two years, which obligate us to purchase certain minimum quantities. We also produce certain of our own organic raw milk needs in the U.S. at two organic farms that we own and operate. We believe, based on currently projected sales levels, that we have secured a sufficient supply of raw organic milk to meet our needs for the remainder of 2005. The primary raw material used in our LAND O’LAKES and other non-organic dairy products is raw milk. We purchase raw milk from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Other raw materials used in WhiteWave Foods Company’s products, such as flavorings, organic sugar and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of these raw materials are purchased under contracts in order to obtain lower costs. The prices of raw materials increase and decrease based on supply and demand. For more information, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs.”
      WhiteWave Foods Company has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, WhiteWave Foods Company pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave Foods Company has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.
      For more information about our WhiteWave Foods Company, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.

Specialty Foods Group
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and the largest manufacturer and seller of private label non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings. In January 2005, we announced our intention to pursue a tax-free spin-off of our Specialty Foods Group to our shareholders. See “— Developments Since January 1, 2004 — Tax Free Spin-Off of Specialty Foods Group.”
      The Specialty Foods Group’s sales totaled $676.8 million in 2004, or approximately 6% of our consolidated sales. The following charts graphically depict the Specialty Foods Group’s 2004 sales by product category and channel, and indicate the percentage of private label sales versus company branded sales in 2004.

(1)	Approximately 75% of the Specialty Foods Group’s pickle, relish and pepper products are sold under private labels, with the remaining 25% sold under our proprietary brands including Farmans®, Nalley’s®, Peter Piper® and Steinfeld™. Branded pickle products are sold to retailers. Private label products are sold to retailers, foodservice customers and in bulk to other food processors.

(2)	Non-dairy powdered creamer is used as a coffee creamer and as an ingredient in baking, beverage mixes, gravies and sauces. In 2004, Specialty Foods Group sold 14% of its non-dairy powdered creamer under our Cremora® brand, while the rest of the Specialty Foods Group’s creamer products were sold under private labels to retailers, distributors and in bulk to other food companies for use as ingredients in their products.

(3)	Aseptic products are sterilized, which allows storage for prolonged periods without refrigeration. Our Specialty Foods Group manufactures aseptic cheese sauces and puddings. Our cheese sauces and puddings are sold primarily under private labels to distributors. In 2004, our Specialty Foods Group also sold aseptic nutritional beverages in the meal supplement, weight loss/gain and sports categories, all of which were sold under customer brands to retailers and distributors. In the fourth quarter of 2004, we exited the nutritional beverage business due largely to significant declines in volume.

(4)	Includes shrimp, seafood, tartar, horseradish, chili, sweet and sour sauces and syrups sold to retail grocers in the eastern, midwestern and southern United States. These products are sold under the Bennett’s®, Hoffman House® and Roddenberry®Northwoods® brand names.

(5)	Includes mass merchandisers, club stores, convenience stores and grocery stores. The Specialty Foods Group’s largest customer is Wal-Mart (including its subsidiaries, such as Sam’s Club) which accounted for 10.1% of the Specialty Foods Group’s 2004 sales.
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
      Our Specialty Foods Group uses a wide variety of raw materials. The main raw material used by the Specialty Foods Group is cucumbers. The Specialty Foods Group purchases cucumbers under seasonal grower contracts with a variety of growers. We supply seeds and advise growers regarding planting techniques. We also monitor and arrange proper agricultural practices. Other raw materials used by the Specialty Foods Group, such as corn syrup, soy bean oil and casein, in addition to packaging materials, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of the Specialty Foods Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of the Specialty Foods Group’s raw materials increase or decrease based on supply and demand.
      The Specialty Foods Group produces its products in 10 facilities located across the United States. For more information about the Specialty Foods Group’s manufacturing facilities, see “Item 2. Properties.”
      The Specialty Foods Group has several competitors in each of its product markets. In sales of private label products, the principal competitive factors are price relative to other private label suppliers, product quality and quality of service. For the Specialty Foods Group’s branded products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In certain cases, the Specialty Foods Group pays fees to retailers to obtain shelf-space for a particular company-branded product. Competition for consumer sales is based on brand recognition, price, taste preferences and quality.

International Group
      Our International Group manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. The International Group’s sales totaled $310.7 million in 2004, or approximately 3% of our consolidated sales.
      The following charts graphically depict the International Group’s 2004 sales by product category and channel, and indicate the percentage of private label sales versus company branded sales in 2004.

(1)	All of our International Group’s fluid dairy products are pasteurized at ultra-high temperatures (“UHT”).

(2)	Our International Group’s largest customers in 2004 were Carrefour, S.A., Lidl Supermercados S.A., and Eroski Sociedad Cooperativa, which accounted for approximately 25.2%, 11.2% and 10.8% of the International Group’s 2004 sales, respectively.

(3)	Including our proprietary Celta®, Campobueno®, Milsani® and La Vaquera® brands.
      Our International Group manufactures its products in five facilities in Spain and Portugal. For more information about our International Group facilities, see “Item 2. Properties.” In the fourth quarter of 2004 we completed construction of a new facility, located in Alpiarca, Portugal, which commenced production in December 2004. Our International Group operates its business primarily from its headquarters located in Pontedeume, Galicia, Spain.
      The long shelf life of our International Group’s UHT fluid milk products allows delivery by common carrier. Most of the International Group’s customers purchase our products either by purchase order or by contracts that are generally terminable at will by the customer. Our International Group’s sales are slightly seasonal, with sales tending to be lower in the third quarter.
      The primary raw material used by our International Group is raw milk. We purchase our raw milk from farmers’ cooperatives and other intermediaries pursuant to formal and informal contractual arrangements. Raw milk production volume is regulated by European Union quotas, which sometimes limit the availability of raw milk to processors. The price of raw milk is defined solely by supply and demand and can fluctuate widely. Our International Group purchases its packaging materials from two leading suppliers. Packaging materials represent a significant portion of our International Group’s raw material costs and are purchased under long-term contracts in order to obtain lower costs.
      The Iberian fluid dairy market, which includes Spain and Portugal, is characterized by relatively high per capita consumption and the UHT “brick pack” format dominates the industry. The combination of these factors makes the Iberian region one of the largest UHT markets in the world. The Iberian fluid dairy market has been characterized over the past 20 years by slow growth in the core products and faster growth for value-added products such as nutritionally enriched milks. The Iberian fluid dairy industry is highly competitive, with leading companies investing heavily in innovation and branding. The industry has undergone significant consolidation in the past 5 to 10 years leading to the emergence of several national brands, including our Celta brand. Our International Group competes with all the leading fluid dairy processors operating in the Iberian region. Competition between dairy processors for private label business has intensified recently as a result of retailer consolidation, and is based primarily on price, service and quality. Competition for branded sales to consumers is based on a number of factors, including brand recognition, price and quality.
      Effective January 1, 2005, our Rachel’s Organic Dairy business, which has historically been a part of Horizon Organic’s operations, was transferred to the International Group. Rachel’s Organic Dairy, which markets and sells organic dairy products across the United Kingdom, has one facility located in Aberystwth, Wales. The preceding discussion excludes Rachel’s Organic Dairy.
Current Business Strategy

Maximize Dairy Group Performance
      As the largest dairy processor in the United States, our Dairy Group is in a unique position to provide unmatched service, convenience and value to our customers. We are intently focused on maintaining and extending our Dairy Group’s leadership position by focusing on our customers’ needs.
      In 2004, our Dairy Group was successful in maintaining its sales volume despite extremely volatile raw milk prices and declining overall demand for dairy products in the United States, which we believe indicates that we are gaining market share. However, Dairy Group profitability suffered in 2004 due to an extremely competitive retail environment and a difficult raw material environment, as well as unusually high fuel and energy costs. We closed eight Dairy Group facilities in 2004 in an effort to reduce our cost structure. In 2005, we are focused on maintaining and growing our Dairy Group’s sales volume by continuing to provide our customers with the highest level of service, quality and value, while at the same time further reducing our cost structure through rationalization of manufacturing and distribution networks and more efficient utilization of technology and other efficiency initiatives.

Consolidate and Reorganize WhiteWave Foods Company
      In the third quarter of 2004, we announced our intention to consolidate the three businesses included within our WhiteWave Foods Company segment (formerly the Branded Products Group segment) into a single operating unit. We believe this consolidation will allow us to interact with customers more efficiently and effectively as a single sales and marketing organization, and will enable us to create a simplified and more efficient supply chain for our branded business. We have completed the consolidation of the sales, marketing and research and development organization for the three companies, and in the third quarter of 2005, the employees of the new company will move to a new headquarters located in Broomfield, Colorado. The full integration of these businesses will be a lengthy process involving all aspects of the three companies’ operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we also intend to bring in-house certain manufacturing activities that are currently being done by third parties. We expect the consolidation to be completed within the next 12 to 18 months. One of our primary strategic objectives in 2005 is the successful continuation of the consolidation and reorganization process.
      In addition, effective March 11, 2005, Mr. Steve Demos, President of WhiteWave Foods Company resigned his position. We have retained a leading executive recruiting firm to assist in the search for a new president. Mr. Gregg Engles, our Chairman of the Board and Chief Executive Officer, has assumed direct leadership of WhiteWave Foods Company on an interim basis.

Invest in the Growth and Profitability of our Brands
      In 2005, we intend to continue to invest in aggressively marketing our WhiteWave Foods Company brands, with an emphasis on our largest and most successful brands: Silk, Horizon Organic, International Delight and LAND O’LAKES. Further, we will continue to make capital expenditures allowing us to increase internal manufacturing, which we believe will allow us to better manage our working capital and increase profitability.
Developments Since January 1, 2004

Reorganization of WhiteWave Foods Company
      In the third quarter of 2004, we announced our intent to consolidate the three businesses included within WhiteWave Foods Company. See “— Current Business Strategy” above.

Tax-Free Spin-Off of Specialty Foods Group
      On January 27, 2005, we announced our intent to pursue a tax-free spin-off of our Specialty Foods Group. The spin-off will create a publicly traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of over $700 million. Also effective January 27, 2005, we hired a new management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      As part of the spin-off, we intend to transfer our Mocha Mix® non-dairy creamer, Second Nature® egg substitute and foodservice salad dressings businesses to the Specialty Foods Group from WhiteWave Foods Company and our Dairy Group.
      The spin-off is intended to take the form of a tax-free distribution to our shareholders of a new publicly traded stock, which we expect to be listed on the New York Stock Exchange. We expect the spin-off to be completed in the third quarter of 2005, subject to confirmation by the Internal Revenue Service of the tax-free nature of the transaction, registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

Acquisitions

Milk Products of Alabama
      On October 15, 2004 our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we have expanded our production capabilities in the southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations are now included in the Morningstar division of our Dairy Group. We paid approximately $23.2 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.

Tiger Foods
      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one facility located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to the new facility’s geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

Soy Processing Facility
      On April 5, 2004, WhiteWave Foods Company acquired a soy processing and packaging facility located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the facility co-packed Silk products for us at the facility. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, resulting in cost reductions. We paid approximately $25.7 million for the purchase of the facility, all of which was funded using borrowings under our senior credit facility.

LAND O’LAKES East
      In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee (“LAND O’LAKES East”) for an aggregate purchase price of approximately $17 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on certain dairy products (other than cheese and butter) throughout the entire United States.

Ross Swiss Dairies
      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

Horizon Organic
      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during

2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. Third-party co-packers, including us, have historically done all of Horizon Organic’s manufacturing. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is a leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facility, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase .7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported as part of our WhiteWave Foods Company segment.
      See Note 2 to our Consolidated Financial Statements for more information about our acquisitions.

Facility Closing and Reorganization Activities
      As part of our continued reorganization and cost reduction efforts in our Dairy Group, we closed eight Dairy Group facilities in 2004. The closed facilities were located in Lansing, Michigan; Wilkesboro, North Carolina; Madison, Wisconsin; Sulphur Springs, Texas; San Leandro and South Gate, California; Westwego, Louisiana and Pocatello, Idaho.
      On September 7, 2004, we announced our plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan. In 2004, we experienced significant declines in volume on this product line and we believed those volumes could not be replaced without a significant investment in capital and research and development. We ceased nutritional beverages production in December 2004.
      We recorded a total of approximately $34.7 million in facility closing and reorganization costs during 2004. We expect to incur additional charges related to these restructuring plans of approximately $7.1 million, primarily in 2005. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 15 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Construction of New Facilities
      During 2004, our Dairy Group completed construction of a new dairy manufacturing and distribution facility in Las Vegas, Nevada. This facility commenced operations in the third quarter of 2004 and allows us to better serve the southern Nevada, Arizona, and southern Colorado markets. In addition, Leche Celta finished construction of our first dairy manufacturing facility in Portugal in the fourth quarter of 2004. The new facility is located in Alpiarca, Portugal and commenced production in December 2004. The new facility allows us to expand our Iberian operations.

Stock Buyback
      During 2004, we spent approximately $297 million, including commissions and fees, to repurchase 9.3 million shares of our common stock for an average purchase price of $31.90 per share. At March 11, 2005, approximately $118 million remained available under our current authorization. See Note 11 to our Consolidated Financial Statements and “Part II — Item 5. Market for Our Common Stock and Related Matters.”

Amendment to Credit Facility
      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C and (4) modify the interest rate and payment terms. When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment. These costs were being amortized over the previous terms of the revolving credit facility and term loans. See Note 9 to our Consolidated Financial Statements.
Employees
      As of December 31, 2004 we had the following employees:

	No. of	% of
	Employees	Total

Dairy Group	25,730	89.9%
WhiteWave Foods Company	570	2.0
Specialty Foods Group	1,700	5.9
International Group	450	1.6
Corporate	160	0.6

Total	28,610	100.0%

      Approximately 38% of the Dairy Group’s employees and approximately 54% of the Specialty Foods Group’s employees participate in collective bargaining agreements.
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
      In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.
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

Environmental Regulations
      We are subject to various environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an “extremely” hazardous substance pursuant to U.S. federal environmental laws due to its toxicity. Also, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. Because of this, certain of our subsidiaries are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our Consolidated Financial Statements.
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
      The federal government’s minimum prices are calculated by economic formula based on supply and demand and vary depending on the processor’s geographic location or sales area and the type of product manufactured using the raw product. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for butterfat and raw skim milk that is processed into milk) and Class II raw skim milk prices (which are the prices we are required to pay for raw skim milk that is processed into products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government by the 23rd day of the immediately preceding month. Class II butterfat prices for each month are announced on or before the fifth day after the end of that month.

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
Brief History
      We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following activity has occurred:

December 1993	•	Acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We then began acquiring other local and regional U.S. dairy processors, growing our dairy business rapidly primarily through acquisitions.

April 1996	•	Completed our initial public offering under our former name “Suiza Foods Corporation” and began trading on Nasdaq National Market.

January 1997	•	Completed a secondary offering.

March 1997	•	Began trading on the New York Stock Exchange.

August 1997	•	Acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers. After the acquisition, we began acquiring other companies in the plastic packaging industry.

November 1997	•	Acquired Morningstar Foods Inc., whose business was the predecessor to our WhiteWave Foods Company. This was our first acquisition of a company with national brands.

April 1998	•	Sold our packaged ice operations.

May 1998	•	Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.

July 1999	•	Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.

January 2000	•	Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.

February 2000	•	Acquired Leche Celta, one of the largest dairy processors in Spain.

March and May 2000	•	Sold our European packaging operations.

December 2001	•	Acquired Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.

May 2002	•	Acquired the portion of White Wave, Inc. that we did not already own.

January 2004	•	Acquired the portion of Horizon Organic that we did not already own.

August 2004	•	Announced the consolidation of our Branded Products Group segment (now known as WhiteWave Foods Company).

January 2005	•	Announced our intention to pursue a tax-free spin-off of our Specialty Foods Group.

Minority Holdings
      We own an approximately 27% interest in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a majority ownership interest. Less than 1% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control 2 of the 7 seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2004, we spent approximately $235.5 million on products purchased from CCC and $3.2 million to purchase equipment previously owned and operated by CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov.
      See Note 3 to our Consolidated Financial Statements for more information about our investment in CCC.
Where You Can Get More Information
      Our fiscal year ends on December 31. We furnish our stockholders with annual reports containing audited financial statements. In addition, we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Legacy Dean, which is now known as Dean Holding Company and is a wholly owned subsidiary of ours, also files annual, quarterly and current reports with the Securities and Exchange Commission.
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

Dean Foods Company
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
Attention: Investor Relations

Item 2.	Properties
Dairy Group
      Our Dairy Group currently conducts its manufacturing operations from the following facilities, most of which are owned:

	Number of
Region	Facilities	Locations of Facilities

Northeast	15	• Bangor, Maine
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
		• Louisville, Kentucky
		• Newport, Kentucky
		• Orange City, Florida
		• Orlando, Florida
		• Miami, Florida
		• Baxley, Georgia
		• Braselton, Georgia
		• Hickory, North Carolina
		• Winston-Salem, North Carolina
		• Marietta, Ohio
		• Toledo, Ohio
		• Florence, South Carolina
		• Spartanburg, South Carolina
		• Athens, Tennessee
		• Kingsport, Tennessee
		• Nashville, Tennessee (2)
		• Portsmouth, Virginia
Midwest	18	• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• O’Fallon, Illinois
		• Rockford, Illinois
		• Huntington, Indiana

	Number of
Region	Facilities	Locations of Facilities

		• Rochester, Indiana
		• Detroit, Michigan
		• Evart, Michigan
		• Flint, Michigan
		• Grand Rapids, Michigan
		• Livonia, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Bismarck, North Dakota
		• Springfield, Ohio
		• Sioux Falls, South Dakota
		• Sheboygan, Wisconsin
Southwest	38	• Buena Park, California (2)
		• City of Industry, California
		• Fullerton, California
		• Hayward, California
		• Riverside, California
		• Tulare, California
		• Delta, Colorado
		• Denver, Colorado (3)
		• Englewood, Colorado
		• Greeley, Colorado
		• Honolulu, Hawaii
		• Hilo, Hawaii
		• Boise, Idaho
		• New Orleans, Louisiana
		• Shreveport, Louisiana
		• Billings, Montana
		• Great Falls, Montana
		• Kalispell, Montana
		• Lincoln, Nebraska
		• Las Vegas, Nevada
		• Reno, Nevada
		• Albuquerque, New Mexico (2)
		• Tulsa, Oklahoma
		• Dallas, Texas (2)
		• El Paso, Texas
		• Houston, Texas
		• Lubbock, Texas
		• McKinney, Texas
		• San Antonio, Texas
		• Sulphur Springs, Texas
		• Waco, Texas
		• Orem, Utah

	Number of
Region	Facilities	Locations of Facilities

		• Salt Lake City, Utah
Morningstar	14	• Decatur, Alabama
		• City of Industry, California (2)
		• Gustine, California
		• Newington, Connecticut
		• Jacksonville, Florida
		• Thornton, Illinois
		• Murray, Kentucky
		• Frederick, Maryland
		• White Bear Lake, Minnesota
		• New Delhi, New York
		• Sulphur Springs, Texas
		• Mt. Crawford, Virginia
		• Richland Center, Wisconsin
      Each of the Dairy Group’s manufacturing facilities also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches located across the country, some of which are owned but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.
WhiteWave Foods Company
      The WhiteWave Foods Company segment owns the following properties:

	Number of
	Facilities	Locations of Facilities

Manufacturing Facilities	2	• Boulder, Colorado
		• Bridgeton, New Jersey
      In addition, WhiteWave Foods Company conducts soy extraction operations at three Dairy Group manufacturing facilities and at one facility owned and operated by a third-party manufacturer. WhiteWave Foods Company also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland.
      WhiteWave Foods Company’s headquarters are located in leased premises in Boulder, Colorado.
Specialty Foods Group
      Our Specialty Foods Group segment currently conducts its manufacturing operations from facilities in the following locations, all of which are owned:

	Number of
	Facilities	Locations of Facilities

Manufacturing Facilities	10	• LaJunta, Colorado
		• New Hampton, Iowa
		• Chicago, Illinois
		• Dixon, Illinois
		• Pecatonica, Illinois
		• Plymouth, Indiana
		• Wayland, Michigan
		• Faison, North Carolina
		• Portland, Oregon
		• Green Bay, Wisconsin
      The Specialty Foods Group’s headquarters are located at its facility in Green Bay, Wisconsin.

International Group
      Our International Group currently manufactures its products from facilities in the following locations, all of which are owned:

	Number of
	Facilities	Locations of Facilities

Manufacturing Facilities	6	• Alpiarca, Portugal
		• Avila, Spain
		• Meira, Spain
		• Meruelo, Spain
		• Pontedeume, Spain
		• Aberystwyth, United Kingdom
      The International Group’s headquarters are located in owned premises in Pontedeume, Spain.
Corporate
      Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

Item 3.	Legal Proceedings
      We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted by us during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Our Common Stock and Related Matters
      Our common stock began trading on the Nasdaq National Market on April 17, 1996, and continued trading on the Nasdaq until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol “SZA.” We changed our trading symbol to “DF” effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 11, 2005, there were approximately 6,054 record holders of our common stock.

	High	Low

2003:
First Quarter	$28.98	$24.76
Second Quarter	31.50	28.41
Third Quarter	33.52	27.96
Fourth Quarter	33.25	30.01
2004:
First Quarter	36.86	31.15
Second Quarter	37.40	32.76
Third Quarter	37.44	29.87
Fourth Quarter	33.25	28.46
2005:
First Quarter (through March 11, 2005)	35.60	31.74
      We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to fund working capital fluctuations, capital expenditures and scheduled debt repayments, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our senior credit facility contains certain restrictions on our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.
      The following table summarizes the repurchase of our common stock during 2004:

				Maximum Number
			At End of Period,	(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	that May Yet
	Total Number of	Average	Part of Publicly	be Purchased
	Shares (or Units)	Price Paid	Announced Plans	Under the Plans
Period (1)	Purchased	Per Share(2)	or Programs	or Programs(3)

March 2004	150,000	$34.40	41,941,466	$109.4 million
August 2004	2,170,000	36.22	44,111,466	31.2 million
September 2004	5,655,000	30.67	49,766,466	57.7 million
October 2004	1,335,000	29.70	51,101,466	118.0 million

Total	9,310,000	31.88

(1)	Repurchases during 2004 were made only in the months listed. There have been no repurchases during the period January 1, 2005 through March 11, 2005.

(2)	Excludes fees and commissions paid on stock repurchases.

(3)	Amount represents maximum amount authorized for share repurchases. The amount can be increased by actions of our Board of Directors.

Item 6.	Selected Financial Data
      The following selected financial data as of and for each of the five years in the period ended December 31, 2004 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

Year Ended December 31

2004	2003	2002(1)	2001(1)	2000(1)

(Dollars in thousands except share data)
Operating data:
Net sales(2)	$10,822,285	$9,184,616	$8,991,464	$5,974,555	$5,499,712
Cost of sales	8,257,756	6,808,207	6,642,773	4,574,258	4,150,170

Gross profit	2,564,529	2,376,409	2,348,691	1,400,297	1,349,542
Operating costs and expenses:
Selling and distribution	1,512,507	1,345,065	1,321,763	794,937	756,445
General and administrative	349,683	317,342	337,496	176,642	174,353
Amortization of intangibles(3)	6,650	4,949	7,775	51,361	49,776
Facility closing and reorganization costs	34,695	11,787	19,050	9,550	2,747
Other operating (income) expense(4)	(5,899)	(68,719)	—	(17,306)	7,500

Total operating costs and expenses	1,897,636	1,610,424	1,686,084	1,015,184	990,821

Operating income	666,893	765,985	662,607	385,113	358,721
Other (income) expense:
Interest expense(5)	204,770	181,134	197,685	103,820	99,329
Financing charges on trust issued preferred securities	—	14,164	33,578	33,581	33,595
Equity in (earnings) losses of unconsolidated affiliates	—	(244)	7,899	23,620	(11,453)
Other (income) expense, net	(253)	(2,625)	2,660	4,817	(233)

Total other expense	204,517	192,429	241,822	165,838	121,238

Income from continuing operations before income taxes	462,376	573,556	420,785	219,275	237,483
Income taxes	177,002	217,853	152,988	80,160	92,489
Minority interest in earnings(6)	—	—	46	31,431	29,911

Income from continuing operations	285,374	355,703	267,751	107,684	115,083
Loss on sale of discontinued operations, net of tax	—	—	(8,231)	—	—
Income from discontinued operations, net of tax	—	—	879	3,592	3,636

Income before cumulative effect of accounting change	285,374	355,703	260,399	111,276	118,719
Cumulative effect of accounting change, net of tax	—	—	(84,983)	(1,446)	—

Net income	$285,374	$355,703	$175,416	$109,830	$118,719

Basic earnings per common share:
Income from continuing operations	$1.85	$2.45	$1.98	$1.28	$1.36
Income (loss) from discontinued operations	—	—	(.05)	.04	.04
Cumulative effect of accounting change	—	—	(.63)	(.02)	—

Net income	$1.85	$2.45	$1.30	$1.30	$1.40

Diluted earnings per common share:
Income from continuing operations	$1.78	$2.27	$1.77	$1.17	$1.24
Income (loss) from discontinued operations	—	—	(.05)	.03	.03
Cumulative effect of accounting change	—	—	(.51)	(.01)	—

Net income	$1.78	$2.27	$1.21	$1.19	$1.27

Average common shares:
Basic	154,635,979	145,201,412	135,031,274	84,454,194	84,585,129

Diluted	160,704,576	160,695,670	163,163,904	110,676,222	110,013,792

Other data:
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	3.10	x	3.53	x	2.78	x	2.86	x	2.68x
Balance sheet data (at end of period):
Total assets	$7,756,368	$6,992,536	$6,582,266	$6,691,897	$3,780,478
Long-term debt(8)	3,257,259	2,791,514	2,727,924	3,068,497	1,353,269
Other long-term liabilities	341,531	279,823	312,110	196,189	53,753
Mandatorily redeemable convertible trust issued preferred securities	—	—	585,177	584,605	584,032
Total stockholders’ equity	2,661,137	2,542,813	1,643,293	1,475,880	598,832

(1)	Balances for 2000 through 2002 have been adjusted to remove our Puerto Rico operations, which have been reclassified as discontinued operations.

(2)	Net sales have been restated to reflect the adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” The net effect was to decrease net sales by $33.7 million and $29.9 million in 2001 and 2000, respectively. There was no impact on our net income as a result of the adoption of this issue.

(3)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for periods prior to 2002 have not been restated.

(4)	Results for 2004 include a gain of $5.9 million primarily related to the settlement of litigation. Results for 2003 include a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen creamer operations and a gain of $2.5 million related to the divestiture of 11 facilities in 2001. Results for 2001 include a gain of $47.5 million on the divestiture of 11 facilities offset by an expense of $28.5 million resulting from a payment to a supplier as consideration for modifications to an agreement and an impairment charge of $1.7 million on a water plant. Results in 2000 include litigation settlement costs of $7.5 million.

(5)	Results for 2004 include a charge of $32.6 million to write-off deferred financing costs related to the refinancing of our credit facility. Results for 2001 and 2000 have been restated to reflect the adoption of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Gains and losses that were previously recorded as extraordinary items related to the early extinguishment of debt, which were a $7.3 million loss in 2001 and a $7.7 million gain in 2000, have been reclassified to interest expense. There was no effect on net income.

(6)	In December 2001, in connection with our acquisition of the former Dean Foods Company (“Legacy Dean”), we purchased Dairy Farmers of America’s 33.8% interest in our Dairy Group.

(7)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(8)	Includes amounts outstanding under subsidiary lines of credit and the current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under customer private labels. Our WhiteWave Foods Company manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products including, for example: Silk® soymilk and cultured soy products; Horizon Organic® dairy products, juices and other products; International Delight® coffee creamers; Marie’s® refrigerated dips and dressings; and LAND O’ LAKES® fluid dairy and cultured products. Our Specialty Foods Group is the leading private label pickle processor in the United States and a maker of a variety of other food products. In January 2005, we announced our intention to pursue a tax-free spin-off of our Specialty Foods Group segment to our shareholders. See “— Developments Since January 1, 2004 — Tax Free Spin-Off of Specialty Foods Group.” We also own the fourth largest dairy processor in Spain.
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 80% of our consolidated sales in 2004. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of the products marketed and sold by WhiteWave Foods Company. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. The Dairy Group’s sales are slightly seasonal, with sales tending to be higher in the third and fourth quarters.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. Since 1990, the dairy industry has experienced significant consolidation led in part by us. Consolidation has tended to lower costs and raise efficiency. However, consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture, per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2003, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume sales growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, in addition to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation, and cost reduction in an effort to increase consumption, sales and margins.
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
      WhiteWave Foods Company — The WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Inc. (“White Wave”), Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006. WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy products, juices and other products; International Delight coffee creamers; and LAND O’LAKES creamers and cultured products. WhiteWave Foods Company also sells Sun Soy® soymilk; The Organic Cow of Vermont® organic dairy products; White Wave® and Tofu Town® branded tofu; Hershey’s® milks and milkshakes; Marie’s dips and dressings; and Naturally Yours® sour cream. We license the LAND O’LAKES and Hershey’s names from third parties.
      WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. In 2004, approximately 84% of WhiteWave Foods Company’s sales were to retailers and approximately 8% were to foodservice outlets. WhiteWave Foods Company’s customer base is diverse, with no single customer representing more than 10% of sales in 2004. WhiteWave Foods Company sells its products through its internal sales force and through independent brokers. The majority of WhiteWave Foods Company’s products are sold pursuant to customer purchase order or pursuant to contracts that are generally terminable at will by the customer.
      WhiteWave Foods Company has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, WhiteWave Foods Company pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many different factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave Foods Company has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.
      Specialty Foods Group — Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings. In January 2005 we announced our intention to pursue a tax-free spin-off of our Specialty Foods Group segment. See “— Developments since January 1, 2004.”
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
      The Specialty Foods Group has several competitors in each of its product markets. In sales of private label products, the principal competitive factors are price relative to other private label suppliers, product quality and quality of service. For the Specialty Foods Group’s branded products, competition to obtain shelf-space with retailers is based on the expected or historical sales performance of the product compared to its competitors. In certain cases, the Specialty Foods Group pays fees to retailers to obtain shelf-space for a particular company-branded product. Competition for consumer sales is based on brand recognition, price, taste preferences, and quality.
      International Group — Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Also, effective January 1, 2005, our Rachel’s Organic Dairy business, which has historically been part of Horizon Organic’s operations, was transferred to the International Group.

Developments Since January 1, 2004

Reorganization of WhiteWave Foods Company
      In the third quarter of 2004, we announced our intention to consolidate the three businesses included within our WhiteWave Foods Company segment (formerly the Branded Products Group segment) into a single operating unit. We believe this consolidation will allow us to interact with customers more efficiently and effectively as a single sales and marketing organization, and will enable us to create a simplified and more efficient supply chain for our branded business. We have completed the consolidation of the sales, marketing and research and development organization for the three companies, and in the third quarter of 2005, the employees of the new company will move to a new headquarters located in Broomfield, Colorado. The full integration of these businesses will be a lengthy process involving all aspects of the three companies’ operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we also intend to bring in-house certain manufacturing activities that are currently being done by third parties.
      In addition, effective March 11, 2005, Mr. Steve Demos, President of WhiteWave Foods Company resigned his position. We have retained a leading executive recruiting firm to assist in the search for a new president. Mr. Gregg Engles, our Chairman of the Board and Chief Executive Officer, has assumed direct leadership of WhiteWave Foods Company on an interim basis.

Tax-Free Spin-Off of Specialty Foods Group
      On January 27, 2005, we announced our intent to pursue a tax-free spin-off of our Specialty Foods Group. The spin-off will create a publicly traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of over $700 million. Also effective January 27, 2005, we hired a management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      As part of the spin-off, we intend to transfer our Mocha Mix® non-dairy creamer, Second Nature® egg substitute and foodservice salad dressings businesses to the Specialty Foods Group from WhiteWave Foods Company and our Dairy Group.
      The spin-off is intended to take the form of a tax-free distribution to our shareholders of a new publicly traded stock, which we expect to be listed on the New York Stock Exchange. We expect the spin-off to be completed in the third quarter of 2005, subject to confirmation by the Internal Revenue Service of the tax-free nature of the transaction, registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

Acquisitions

Milk Products of Alabama
      On October 15, 2004, our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we have expanded our production capabilities in the southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations are now included in the Morningstar division of our Dairy Group. We paid approximately $23.2 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.

Tiger Foods
      On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one facility located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in

2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to the new facility’s geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

Soy Processing Facility
      On April 5, 2004, our WhiteWave Foods Company acquired a soy processing and packaging facility located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the facility co-packed Silk products for us at the facility. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, resulting in cost reductions. We paid approximately $25.7 million for the purchase of the facility, all of which was funded using borrowings under our senior credit facility.

LAND O’LAKES East
      In 2002, we purchased a perpetual license to use the LAND O’LAKES brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, we acquired that sublicense and certain customer relationships of the sublicensee (“LAND O’LAKES East”) for an aggregate purchase price of approximately $17 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on certain dairy products (other than cheese and butter) throughout the entire United States.

Ross Swiss Dairies
      On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.

Horizon Organic
      On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. Third-party co-packers, including us, have historically done all of Horizon Organic’s manufacturing. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is a leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facility, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase

..7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported in our WhiteWave Foods Company segment.
      See Note 2 to our Consolidated Financial Statements for more information about our acquisitions.

Facility Closing and Reorganization Activities
      As part of our continued reorganization and cost reduction efforts in our Dairy Group, we closed eight Dairy Group facilities in 2004. The closed facilities were located in Lansing, Michigan; Wilkesboro, North Carolina; Madison, Wisconsin; Sulphur Springs, Texas; San Leandro and South Gate, California; Westwego, Louisiana and Pocatello, Idaho.
      On September 7, 2004, we announced our plan to exit the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan. In 2004, we experienced significant declines in volume on this product line and we believed those volumes could not be replaced without a significant investment in capital and research and development. We ceased nutritional beverages production in December 2004.
      We recorded a total of approximately $34.7 million in facility closing and reorganization costs during 2004. We expect to incur additional charges related to these restructuring plans of approximately $7.1 million, primarily in 2005. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 15 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Construction of New Facilities
      During 2004, our Dairy Group completed construction of a new dairy manufacturing and distribution facility in Las Vegas, Nevada. This facility commenced operations in the third quarter of 2004 and allows us to better serve the southern Nevada, Arizona and southern Colorado markets. In addition, Leche Celta finished construction of our first dairy manufacturing facility in Portugal in the fourth quarter of 2004. The new facility is located in Alpiarca, Portugal and commenced production in December 2004. The new facility allows us to expand our Iberian operations.

Stock Buyback
      During 2004, we spent approximately $297 million, including commissions and fees, to repurchase 9.3 million shares of our common stock for an average purchase price of $31.90 per share. At March 11, 2005, approximately $118 million remained available under our current authorization. See Note 11 to our Consolidated Financial Statements.

Amendment to Credit Facility
      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C and (4) modify the interest rate and payment terms. When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment. These costs were being amortized over the previous terms of the revolving credit facility and term loans. See Note 9 to our Consolidated Financial Statements.
Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31

	2004		2003		2002

	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$10,822.3	100.0%	$9,184.6	100.0%	$8,991.5	100.0%
Cost of sales	8,257.8	76.3	6,808.2	74.1	6,642.8	73.9

Gross profit	2,564.5	23.7	2,376.4	25.9	2,348.7	26.1
Operating costs and expenses:
Selling and distribution	1,512.5	14.0	1,345.1	14.6	1,321.8	14.7
General and administrative	349.7	3.2	317.3	3.5	337.5	3.7
Amortization of intangibles	6.6	0.1	4.9	0.1	7.8	0.1
Facility closing and reorganization costs	34.7	0.3	11.8	0.1	19.0	0.2
Other operating income	(5.9)	(0.1)	(68.7)	(0.7)	—	—

Total operating costs and expenses	1,897.6	17.5	1,610.4	17.6	1,686.1	18.7

Total operating income	$666.9	6.2%	$766.0	8.3%	$662.6	7.4%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 17.8% to $10.82 billion during 2004 from $9.18 billion in 2003. Net sales by segment are shown in the table below.

	Net Sales

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$8,646.4	$7,542.1	$1,104.3	14.6%
WhiteWave Foods Company	1,188.4	713.4	475.0	66.6
Specialty Foods Group	676.8	684.2	(7.4)	(1.1)
Corporate/ Other	310.7	244.9	65.8	26.9

Total	$10,822.3	$9,184.6	$1,637.7	17.8%

      The change in net sales was due to the following:

	Change in Net Sales 2004 vs. 2003

				Pricing, Volume	Total
			Foreign	and Product	Increase/
	Acquisitions	Divestitures	Exchange	Mix Changes	(Decrease)

	(In millions)
Dairy Group	$386.2	$(26.2)	$—	$744.3	$1,104.3
WhiteWave Foods Company	282.8	(4.0)	—	196.2	475.0
Specialty Foods Group	6.7	—	—	(14.1)	(7.4)
Corporate/ Other	18.0	—	28.1	19.7	65.8

Total	$693.7	$(30.2)	$28.1	$946.1	$1,637.7

      Net sales increased approximately $1.64 billion during 2004 compared to the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties, Melody Farms and Ross Swiss Dairies in our Dairy Group segment; Horizon Organic and LAND O’LAKES East in our WhiteWave Foods Company segment; Cremora® in our Specialty Foods Group segment; and Tiger Foods in our Corporate/ Other segment.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio increased to 76.3% in 2004 compared to 74.1% in 2003 due almost entirely to increased raw material costs that affected all of our segments in 2004.
      Operating Costs and Expenses — Our operating expenses increased approximately $287.2 million, or approximately 17.8%, during 2004 versus the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which we estimate represented approximately $118 million of the increase.

•	A $62.8 million decline in other operating income compared to last year primarily due to a $66.2 million gain on the sale of our frozen pre-whipped topping business that reduced operating expenses in 2003.

•	Higher fuel costs across all segments and increased volumes at the WhiteWave Foods Company, which we estimate added a combined total of approximately $29 million to distribution costs for 2004 as compared to last year.

•	Net facility closing and reorganization costs that were approximately $22.9 million higher than 2003.

•	Corporate expenses that were approximately $10 million higher than last year, including higher professional fees and legal fees primarily related to the reorganization of our WhiteWave Foods Company, increased transactional activity and higher regulatory compliance fees.
Our operating expense ratio was consistent at 17.5% for 2004 as compared to 17.6% for 2003.
      Operating Income — Operating income during 2004 was $666.9 million, a decrease of $99.1 million from 2003 operating income of $766 million. This decrease was primarily due to the $66.2 million gain on the sale of our frozen pre-whipped topping business in 2003. Our operating margin in 2004 was 6.2% compared to 8.3% in 2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales.
      Other (Income) Expense — Total other (income) expense increased by $12.1 million in 2004 compared to 2003. Interest expense increased to $204.8 million in 2004 from $181.1 million in 2003, primarily due to a charge of $32.6 million in 2004 to write-off deferred financing costs related to our senior credit facility amended in August 2004. This charge was partially offset by lower interest expense due to lower interest rates during 2004. There were no financing charges on preferred securities in 2004 as compared to $14.2 million in 2003. Our convertible preferred securities were converted into common stock in the second quarter of 2003. See Note 10 to our Consolidated Financial Statements.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in 2004 compared to 38.0% in 2003. Our effective tax rate varies based on the relative earnings of our business units.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Results by Segment
      As noted above, we had three reportable segments in 2004: the Dairy Group, WhiteWave Foods Company and the Specialty Foods Group.
      The key performance indicators of our segments are sales volumes, gross profit and operating income.
      Dairy Group —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$8,646.4	100.0%	$7,542.1	100.0%
Cost of sales	6,655.3	77.0	5,619.4	74.5

Gross profit	1,991.1	23.0	1,922.7	25.5
Operating costs and expenses	1,396.6	16.1	1,281.7	17.0

Total operating income	$594.5	6.9%	$641.0	8.5%

      The Dairy Group’s net sales increased by approximately $1.10 billion, or 14.6%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$7,542.1
Acquisitions	386.2	5.1%
Divestitures	(26.2)	(0.4)
Volume	6.3	0.1
Pricing and product mix	738.0	9.8

2004 Net sales	$8,646.4	14.6%

      The increase in the Dairy Group’s net sales due to pricing and product mix shown in the above table primarily results from increased pricing due to the pass through of higher raw milk costs in 2004. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials fluctuate. Because of competitive pressures, the price increases do not reflect the entire increase in raw material costs that we experienced. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2004 compared to 2003:

	Year Ended December 31*

	2004		2003		% Change

Class I raw skim milk mover(1)	$8.44	(2)	$7.47	(2)	13%
Class I butterfat mover(1)	1.95	(3)	1.19	(3)	64
Class II raw skim milk minimum(4)	6.90	(2)	6.74	(2)	2
Class II butterfat minimum(4)	2.06	(3)	1.22	(3)	69

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs” for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The other primary cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Milk Products of Alabama in October 2004, Ross Swiss Dairies in January 2004, Kohler Mix Specialties in October 2003 and Melody Farms in June 2003, which we estimate contributed a combined total of $386.2 million in sales during 2004. These increases in sales were slightly offset by the divestiture in July 2003 of the frozen pre-whipped topping and frozen creamer operations.
      Volume change for all Dairy Group products, excluding the impact of acquisitions and divestitures, was an increase of 0.1% in 2004 compared to 2003. Volume sales of milk and cream, which were approximately 76% of the Dairy Group’s 2004 sales, were up approximately 0.9% for the year compared to USDA data showing a 0.8% decline in total consumption of milk and cream in the U.S. during the year.
      The Dairy Group’s cost of sales ratio was substantially higher in 2004 at 77% compared to 74.5% for 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 13% higher and the average Class I butterfat mover increased 64% in 2004 as compared to 2003. Our costs were also impacted by resin prices as they continued to rise to unprecedented levels. Higher resin prices impacted the costs of plastic bottles used in our production process by approximately $17 million. Due to a very competitive retail environment in 2004, we were unable to pass along the entire increase in raw material costs to our customers.
      The Dairy Group’s operating expenses increased approximately $114.9 million during 2004 compared to 2003 primarily due to (1) acquisitions, which we estimate contributed approximately $61 million in operating costs; (2) higher fuel costs of which approximately $14 million was related to an increase in fuel prices and (3) an increase in insurance expense due to our claims experience. The increase in sales volumes also contributed to our higher operating expenses. These increases were partly offset by a decrease in bad debt expense, primarily due to more favorable than expected resolution of previously accrued bad debt reserves. These bad debt reserves were recorded for certain customers that had experienced economic difficulty and a few large customers that sought bankruptcy protection over the past several years. The Dairy Group’s operating expense ratio decreased to 16.1% in 2004 from 17.0% in 2003 due to the effect of increased sales.
      WhiteWave Foods Company —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$1,188.4	100.0%	$713.4	100.0%
Cost of sales	792.0	66.6	468.4	65.7

Gross profit	396.4	33.4	245.0	34.3
Operating costs and expenses	278.0	23.4	211.4	29.6

Total operating income	$118.4	10.0%	$33.6	4.7%

      WhiteWave Foods Company’s net sales increased by $475 million, or 66.6%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$713.4
Acquisitions	282.8	39.6%
Divestitures	(4.0)	(0.5)
Volume	94.3	13.2
Pricing and product mix	101.9	14.3

2004 Net sales	$1,188.4	66.6%

      The most significant cause of the increase in WhiteWave Foods Company’s sales was the acquisition of Horizon Organic effective January 1, 2004, and to a lesser extent the acquisition of LAND O’LAKES East effective March 31, 2004.
      Higher pricing also contributed to the increase in sales. The two primary drivers of this increase were (1) increased selling prices in response to increased commodity costs and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales, as we shift our focus toward consumer-oriented advertising and marketing, which is recorded as operating expense.
      Another significant cause of the increase in sales was increased volumes. Volume sales for the WhiteWave Foods Company, excluding the impact of acquisitions and divestitures, increased approximately 13.2% in 2004 due to the success of our brands, particularly Silk and International Delight. Silk volumes increased 25% and International Delight volumes increased 22% compared to 2003. We believe increased Silk volumes were due primarily to: (1) increased consumer acceptance of soy products, resulting in increased penetration of soymilk in the club, mass merchandiser and grocery channels; (2) the positive effects of our consumer advertising; and (3) the introduction of new Silk products with nutritional enhancements, new flavors and larger size offerings. We believe the increase in International Delight volumes is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.
      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.
      The cost of sales ratio for the WhiteWave Foods Company increased to 66.6% in 2004 from 65.7% in 2003 primarily due to the impact of higher raw material costs, particularly Class II butterfat and organic soybeans, and the addition of Horizon Organic, which has a higher cost of sales ratio. The average minimum price of Class II butterfat was 69% higher in 2004 than in 2003. Our average cost of organic soybeans was approximately 40% higher in 2004 than in 2003 primarily due to an increase in domestic organic soybean prices and the utilization of foreign grown organic soybeans, which have a higher price than domestic beans.
      Operating expenses increased approximately $66.6 million in 2004 compared to the prior year primarily due to acquisitions, which we estimate contributed approximately $56 million in costs, and increased volumes and higher fuel costs which together contributed approximately $11.5 million to distribution expenses. Marketing spending increased approximately 6% in 2004 as compared to 2003. These increases were somewhat offset by a decline of approximately $16.1 million related to the expiration of the White Wave management incentive plan in March 2004. The operating expense ratio decreased to 23.4% during 2004 from 29.6% during the prior year primarily due to the relatively smaller increase in operating expense dollars compared to the increase in sales dollars.

      Specialty Foods Group —

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$676.8	100.0%	$684.2	100.0%
Cost of sales	536.7	79.3	514.9	75.3

Gross profit	140.1	20.7	169.3	24.7
Operating costs and expenses	71.7	10.6	68.0	9.9

Total operating income	$68.4	10.1%	$101.3	14.8%

      The Specialty Foods Group’s net sales decreased by $7.4 million, or 1.1%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2003 Net sales	$684.2
Acquisitions	6.7	1.0%
Volume	(13.3)	(2.0)
Pricing and product mix	(0.8)	(0.1)

2004 Net sales	$676.8	(1.1)%

      The net decrease in sales was due primarily to an overall decline in volumes in the nutritional beverages and pickle categories. Pickle volumes declined 2% largely due to a decline in sales attributable to the bankruptcy of a large customer in 2003 and the loss of a large retail chain customer in 2004. Private label nutritional beverages sales, which include drinks in the weight loss/gain, meal supplement and sports categories, declined approximately $17 million, or 44%. In the fourth quarter of 2004, we exited the manufacturing of nutritional beverage products as a result of these significant volume declines during the year because we believed those volumes could not be replaced without a significant investment in capital and research and development.
      These decreases in sales were partly offset by an increase in non-dairy powdered creamer sales due to increased sales to existing customers and higher pricing. Sales also increased slightly due to the acquisition of Cremora in December 2003.
      The Specialty Foods Group’s cost of sales ratio increased to 79.3% in 2004 from 75.3% in 2003, primarily due to substantially higher commodity costs, particularly casein, soybean oil and cheese which increased by a combined total of approximately $19 million, as well as significant increases in glass and other packaging costs which increased approximately $3 million.
      Operating expenses for the Specialty Foods Group increased approximately $3.7 million primarily related to increased distribution expenses as a result of higher fuel costs. The Specialty Foods Group’s operating expense ratio increased to 10.6% in 2004 compared to 9.9% during the prior year.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 2% to $9.18 billion during 2003 from $8.99 billion in 2002. Net sales by segment are shown in the table below.

	Net Sales

			$ Increase/	% Increase/
	2003	2002	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$7,542.1	$7,601.0	$(58.9)	(0.8)%
WhiteWave Foods Company	713.4	517.3	196.1	37.9
Specialty Foods Group	684.2	673.6	10.6	1.6
Corporate/ Other	244.9	199.6	45.3	22.7

Total	$9,184.6	$8,991.5	$193.1	2.1%

      The change in net sales was due to the following:

	Change in Net Sales 2003 vs. 2002

				Pricing, Volume	Total
			Foreign	and Product	Increase/
	Acquisitions	Divestitures	Exchange	Mix Changes	(Decrease)

	(In millions)
Dairy Group	$127.3	$(110.7)	$—	$(75.5)	$(58.9)
WhiteWave Foods Company	68.8	(3.8)	—	131.1	196.1
Specialty Foods Group	—	(13.7)	—	24.3	10.6
Corporate/ Other	—	—	40.3	5.0	45.3

Total	$196.1	$(128.2)	$40.3	$84.9	$193.1

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; plant and equipment costs, including costs to operate and maintain our coolers and freezers; and costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio was 74.1% in 2003 compared to 73.9% in 2002. Increased raw material costs affected all of our segments in 2003. Also, the WhiteWave Foods Company segment incurred higher costs due to certain manufacturing inefficiencies related to the introduction of new products and new technologies, and the realignment of certain manufacturing operations.
      Operating Costs and Expenses — Operating expenses decreased approximately $75.7 million, or 4.5%, in 2003 compared to the prior year. This decrease was mostly due to (1) a gain of $66.2 million on the sale of frozen pre-whipped topping and frozen creamer operations in the third quarter of 2003, (2) a gain of $2.5 million related to the divestiture of 11 facilities in 2001, which was recorded at corporate as a result of certain contingencies being favorably resolved during 2003, and (3) lower facility closing and other reorganization costs of $11.8 million in 2003 compared to $19.1 million in 2002, primarily due to differences in the nature of the restructuring activities and to the timing of recognition of certain charges as a result of our adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in January 2003.
      Our operating expense ratio decreased to 17.6% in 2003 as compared to 18.7% in 2002.
      Operating Income — Operating income during 2003 was $766 million, an increase of $103.4 million, from 2002 operating income of $662.6 million. Our operating margin in 2003 was 8.3% compared to 7.4% in 2002. The operating margin increase was the result of the decline in the operating expense ratio primarily due to the other operating income reported in 2003.
      Other (Income) Expense — Total other (income) expense decreased by $49.4 million in 2003 compared to 2002. Interest expense decreased to $181.1 million in 2003 from $197.7 million in 2002. This decrease was the result of lower interest rates and lower average debt balances in 2003. Financing charges on preferred securities were $14.2 million in 2003 versus $33.6 million in 2002 due to the conversion of these securities to common stock during the second quarter of 2003. See Note 10 to our Consolidated Financial Statements.
      Income from investments in unconsolidated affiliates was $244,000 in 2003 compared to a loss of $7.9 million in 2002. Income in 2003 was related to our approximately 13% interest in Horizon Organic Holding Corporation. In 2002, we recorded income of $2.1 million, which was primarily related to our 36% interest in White Wave through May 9, 2002, when we acquired the remaining equity interest in White Wave and began consolidating White Wave’s results with our financial results. This income was offset in 2002 by a $10 million loss on our minority interest in Consolidated Container Company. See Note 3 to our Consolidated Financial Statements.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.0% in 2003 compared to 36.4% in 2002. In 2002 we recorded the favorable settlement of a contested tax issue. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 — Results by Segment
      As noted above, we had three reportable segments in 2004: the Dairy Group, the WhiteWave Foods Company and the Specialty Foods Group. Prior periods have been restated to reflect the new segment reporting structure.
      The key performance indicators of our segments are sales volumes, gross profit and operating income.
      Dairy Group —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$7,542.1	100.0%	$7,601.0	100.0%
Cost of sales	5,619.4	74.5	5,670.2	74.6

Gross profit	1,922.7	25.5	1,930.8	25.4
Operating costs and expenses	1,281.7	17.0	1,338.3	17.6

Total operating income	$641.0	8.5%	$592.5	7.8%

      The Dairy Group’s net sales decreased approximately $58.9 million, or 0.8%, in 2003 versus 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$7,601.0
Acquisitions	127.3	1.7%
Divestitures	(110.7)	(1.5)
Volume	(159.6)	(2.1)
Pricing and product mix	84.1	1.1

2003 Net sales	$7,542.1	(0.8)%

      The Dairy Group acquired Kohler Mix Specialties in October 2003 and Melody Farms in June 2003.
      The Dairy Group’s sales declined primarily due to lower sales volumes. Volume change for all products, excluding the effect of acquisitions and divestitures, was a decline of 2.1% in 2003 compared to 2002. That volume change was driven primarily by the fluid dairy and ice cream categories. Equivalent gallons of fluid dairy products sold (including milk and cream) decreased by approximately 1.1% in 2003. We believe the decrease was due primarily to continued declining consumption of traditional fluid dairy products in some parts of the country. Ice cream and ice cream novelty volumes declined by approximately 7% in 2003 compared to 2002, primarily because we sell our ice cream under private labels and local brands, and we believe we lost sales during the year to nationally branded products which were promoted more aggressively than our products. In addition, certain private label products historically sold by the Dairy Group, including sour cream, whipping cream and coffee creamers, were converted to sales of LAND O’ LAKES products, which are reported in our WhiteWave Foods Company segment.
      Net sales also declined by approximately $110.7 million related to divestitures. We sold our frozen pre-whipped topping and frozen creamer operations in July 2003. In addition, beginning in January 2002, we began exiting from the Lactaid®, Nestlé® Nesquik® and Nestlé® Coffeemate® co-packing businesses due to the termination of the co-packing agreements. Our transition out of the Lactaid co-packing business was completed in February 2002 and our transition out of the Nestle co-packing business was completed in February 2003.
      These decreases were partly offset by an increase in pricing. The increase in sales due to pricing and product mix shown in the above table primarily results from higher raw milk costs in 2003 than in 2002, offset somewhat by price concessions that were granted in some markets due to competitive pressures. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials fluctuate. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2003 compared to 2002:

	Year Ended December 31*

	2003		2002		% Change

Class I raw skim milk mover(1)	$7.47	(2)	$7.01	(2)	7%
Class I butterfat mover(1)	1.19	(3)	1.21	(3)	(2)
Class II raw skim milk minimum(4)	6.74	(2)	7.62	(2)	(12)
Class II butterfat minimum(4)	1.22	(3)	1.20	(3)	2

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation,” and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs” for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group’s cost of sales ratio remained consistent at 74.5% in 2003 compared to 74.6% in 2002.
      The Dairy Group’s operating expenses decreased approximately $56.6 million to $1.28 billion in 2003 from $1.34 billion in 2002. The decrease in the Dairy Group’s operating expenses was primarily due to lower insurance, advertising, bad debt and bonus expenses in 2003. Insurance costs (including the costs of self-insurance) declined in 2003 as a result of better claims experience. Advertising expenses decreased in 2003 partially because we reduced planned advertising spending in 2003 in anticipation of the difficult raw milk environment and also because advertising expense in 2002 was higher than normal as we incurred unusual advertising costs in order to (1) promote our brands in certain parts of the country following our acquisition of Legacy Dean, and (2) promote two local Dairy Group brands affected by product recalls in 2002. Bad debt expense declined in 2003 compared to 2002. In 2002, some of our customers experienced economic difficulty and a few large customers sought bankruptcy protection. Bonus expenses were lower in 2003 than in 2002 as a result of our actual performance compared to bonus targets.

      WhiteWave Foods Company —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$713.4	100.0%	$517.3	100.0%
Cost of sales	468.4	65.7	299.6	57.9

Gross profit	245.0	34.3	217.7	42.1
Operating costs and expenses	211.4	29.6	158.5	30.7

Total operating income	$33.6	4.7%	$59.2	11.4%

      WhiteWave Foods Company’s net sales increased by $196.1 million, or 37.9%, in 2003 compared to 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2002 Net sales	$517.3
Acquisitions	68.8	13.3%
Divestitures	(3.8)	(0.7)
Volume	106.2	20.5
Pricing and product mix	24.9	4.8

2003 Net sales	$713.4	37.9%

      We acquired the 64% of White Wave that we did not already own in May 2002. Therefore, 2003 includes 12 months of White Wave sales compared to only 8 months in 2002.
      Unit volumes for WhiteWave Foods Company, excluding the effect of acquisitions and divestitures, increased 20.5% overall in 2003 due to the success of our nationally branded products, particularly Silk.
      Sales increased due to pricing, product mix and other changes, including price increases for several of our products, such as Hershey’s, Maries and LAND O’LAKES. These price increases were partly offset by price reductions for International Delight in order to clear shelf space for new plastic packaging that was introduced in the first half of 2003.
      The cost of sales ratio for WhiteWave Foods Company increased to 65.7% in 2003 compared to 57.9% in 2002 primarily due to the impact of (1) short-term manufacturing inefficiencies related to the introduction of new products and new technologies, (2) short-term manufacturing inefficiencies due to certain manufacturing realignments related to the shifting of certain manufacturing operations to our Dairy Group Segment, and (3) an additional $15 million of packaging costs due to the introduction of International Delight in plastic packaging.
      Operating expenses were $211.4 million during 2003 compared to $158.5 million during 2002. This increase was primarily due to higher marketing expenses in 2003 related to the introduction of new products and higher promotional spending on nationally branded products. Operating expenses were also significantly impacted by the addition of White Wave in May 2002, including the accrual of almost $10 million more in 2003 than in 2002 for bonuses paid in March 2004 under the White Wave Performance Bonus Plan that was established when we acquired White Wave.

      Specialty Foods Group —

	Year Ended December 31

	2003		2002

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$684.2	100.0%	$673.6	100.0%
Cost of sales	514.9	75.3	498.1	73.9

Gross profit	169.3	24.7	175.5	26.1
Operating costs and expenses	68.0	9.9	76.6	11.4

Total operating income	$101.3	14.8%	$98.9	14.7%

      The Specialty Foods Group’s net sales increased by $10.6 million, or 1.6%, in 2003 versus 2002. The change in net sales from 2002 to 2003 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2002 Net sales	$673.6
Divestitures	(13.7)	(2.0)%
Volume	15.9	2.4
Pricing and product mix	8.4	1.2

2003 Net sales	$684.2	1.6%

      The Specialty Foods Group sold EBI Foods, Ltd. in October 2002. Excluding the effects of this divestiture, the Specialty Foods Group’s pickle volumes declined 1.6% in 2003 compared to 2002 due to the bankruptcy of a large customer, and to the overall effects of economic difficulties in the foodservice sector as a whole. Approximately 28% of the Specialty Foods Group’s sales were to foodservice customers in 2003. This decrease was more than offset by a 12.8% increase in unit volumes of non-dairy powdered creamer as a result of new business and a 15.2% increase in unit volumes of nutritional beverages due to increased demand.
      Pricing was up in all categories primarily due to increased raw material costs that were passed on to customers in the form of higher selling prices. Also, promotional spending that is recorded as a reduction of net sales was down by $15.3 million in 2003 compared to 2002.
      The Specialty Foods Group’s cost of sales ratio increased to 75.3% in 2003 from 73.9% in 2002 as a result of higher raw material prices, especially glass, and increases in natural gas prices. The Specialty Foods Group uses a significant amount of natural gas in its operations.
      Operating expenses for the Specialty Foods Group declined to $68 million in 2003 compared to $76.6 million in 2002 primarily due to the sale of EBI Foods, Ltd. in October 2002, which had higher operating expenses, and to lower bonus expense. Bonus expenses were $1.3 million less in 2003 as a result of our actual performance compared to bonus targets.
Liquidity and Capital Resources

Historical Cash Flow
      During 2004, we met our working capital needs with cash flow from operations. Net cash provided by operating activities was $527.7 million for 2004 as contrasted to $522.3 million for 2003, an increase of $5.4 million. Net cash provided by operating activities was impacted by:

•	An increase of $79.6 million in net income plus non-cash items in 2004 as compared to 2003 primarily due to the gain on the sale of our frozen pre-whipped topping and frozen creamer operations in 2003 offset by;

•	An increase in our operating working capital of $183.9 in 2004 as compared to $175.6 million in 2003 due primarily to increased raw material costs in 2004;

•	A decrease of $10 million in income taxes payable in 2004 compared to an increase of $27.9 million in 2003 as our 2004 estimated tax payments more closely approximated our tax obligation resulting in a lower tax liability at December 31, 2004;

•	A decrease in prepaid expenses and other assets of $436,000 in 2004 compared to a decrease of $20.7 million in 2003 primarily due to higher dispositions of net assets held for sale in 2003; and

•	Lower tax savings on equity compensation of $7.9 million due to fewer stock option exercises in 2004 compared to the prior year.
      Net cash used in investing activities was $746.6 million in 2004 compared to $436.2 million in 2003, an increase of $310.4 million. We used approximately $401.1 million for acquisitions and $356.1 million for capital expenditures in 2004 compared to $246.6 million and $291.7 million in 2003, respectively. We had cash proceeds from the sale of the frozen pre-whipped topping and frozen creamer operations and one other small business of $90 million in 2003.
      We used approximately $297 million to repurchase our stock during 2004. Set forth in the chart below is a summary of the stock we repurchased in 2004:

	No. of Shares of	Aggregate	Average
	Common Stock	Purchase	Purchase Price
Period	Repurchased	Price(1)	Per Share

		(Dollars in millions except
		per share data)
January 2004	150,000	$5.2	$34.42
August 2004	2,170,000	78.6	36.24
September 2004	5,655,000	173.5	30.69
October 2004	1,335,000	39.7	29.72

	9,310,000	$297.0	31.90

(1)	Includes commissions and fees.
      We received approximately $67.9 million in 2004 as a result of stock option exercises and employee stock purchases through our employee stock purchase plan.
      We increased our net borrowings by $438.2 million in 2004 compared to a net borrowing of $27 million in 2003.

Current Debt Obligations
      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.72% at December 31, 2004. However, we had interest rate swap agreements in place that hedged $775 million of our borrowings under the senior credit facility at an average rate of 4.96%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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
      The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, and certain other material adverse changes in our business, and a change in control. The credit agreement does not contain any default triggers based on our credit rating.
      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C and (4) modify the interest rate and payment terms. When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment. These costs were being amortized over the previous terms of the revolving credit facility and term loans.
      At December 31, 2004, we had outstanding borrowings of $2.03 billion under our senior credit facility (compared to $1.78 billion at December 31, 2003), including $1.5 billion in term loan borrowings and $531.1 million outstanding under the revolving line of credit. At December 31, 2004, there were $129.3 million of letters of credit under the revolving line that were issued but undrawn. As of March 11, 2005, approximately $1.80 billion was outstanding under our senior credit facility.
      In addition to our senior credit facility, we also have a $500 million receivables-backed credit facility, which had $500 million outstanding at December 31, 2004 (compared to $302.5 million at December 31, 2003). At December 31, 2004, there was no remaining availability under this facility. The average interest rate on this facility at December 31, 2004 was 2.83%. In January 2005, we amended our receivables-backed loan to increase the facility to $600 million. Approximately $546 million was outstanding under this facility at

March 11, 2005. See Notes 9 and 23 to our Consolidated Financial Statements for more information about our receivables-backed facility.
      Our outstanding borrowings under the senior credit facility and receivables-backed credit facility increased from 2003 to 2004 primarily to fund our acquisitions and share repurchases.
      Other indebtedness outstanding at December 31, 2004 included $700 million face value of outstanding indebtedness under Legacy Dean’s senior notes, a $30.8 million line of credit at our Spanish subsidiary and approximately $30.9 million face value of capital lease and other obligations. See Note 9 to our Consolidated Financial Statements.
      The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2004. Please see Note 18 to our Consolidated Financial Statements for more detail about our lease and purchase obligations.

	Payments Due by Period
Indebtedness, Purchase &
Lease Obligations	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
Senior credit facility	$2,031.1	$—	$56.3	$225.0	$431.2	$1,318.6	$—
Senior notes(1)	700.0	100.0	—	250.0	—	200.0	150.0
Receivables-backed facility	500.0	—	—	500.0	—	—	—
Foreign line of credit	30.8	28.5	1.5	0.6	0.2	—	—
Capital lease obligations and other(1)	30.9	13.4	8.0	3.1	1.3	0.5	4.6
Purchasing obligations(2)	485.1	325.7	55.2	20.6	18.8	16.9	47.9
Operating leases	488.3	100.6	83.8	71.3	60.2	56.1	116.3
Interest payments(3)	330.3	99.4	66.6	37.2	23.6	22.5	81.0

Total	$4,596.5	$667.6	$271.4	$1,107.8	$535.3	$1,614.6	$399.8

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans, organic raw milk and cucumbers. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Only includes our fixed rate interest obligations, which consist of our senior notes and our interest rate swap agreements.

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
      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2004, we recorded non-cash expense of $11 million, of which $9.1 million was attributable to periodic expense and $1.9 million was attributable to settlements compared to a total of $15.3 million in 2003, of which $2.5 million was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
      We decreased the assumed discount rate from a range of 6.0% to 6.5% at December 31, 2003 to 5.75% at December 31, 2004. In selecting assumed rate of return on plan assets, we considered past performance and economic forecasts for the types of investments held by the plan, as well as our investment allocation policy. Plan asset returns were $14.8 million in 2004, a $10.2 million decrease from plan asset returns of $25 million in 2003. Net periodic pension expense for our plans is expected to decrease in 2005 to approximately $10.6 million due primarily to the increase in assets from $151.6 million as of December 31, 2003 to $181 million as of December 31, 2004. Based on current projections, 2005 funding requirements will be approximately $33.7 million as compared to $43.8 million for 2004. Additionally, based on current projections, 2005 funding requirements for our other postretirement benefit obligations will be approximately $1.8 million as compared to $2.8 million in 2004.
      As a result of lower discount rates at December 31, 2004, we were required to recognize an additional minimum liability as prescribed by SFAS No. 87 and SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.” The accumulated other comprehensive income component of the additional minimum liability, which totaled $23.3 million ($14.5 million net of tax), was recorded as a reduction to stockholders’ equity through a charge to Other Comprehensive Income, and did not affect net income for 2004. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of plan assets exceeds the accumulated benefit obligation. See Notes 13 and 14 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

Other Commitments and Contingencies
      On December 21, 2001, in connection with our acquisition of Legacy Dean, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred.
      We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	certain indemnification obligations related to businesses that we have divested;

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease; and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.
      See Note 18 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements
      During 2005, we intend to invest a total of approximately $300 million to $325 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(In millions)
Dairy Group	$175 to 180
WhiteWave Foods Company	105 to 110
Specialty Foods Group	5 to 10
Other	15 to 25

Total	$300 to 325

      In 2005, we expect cash interest to be approximately $170 million based on current debt levels and cash taxes to be approximately $85 million to $95 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of March 11, 2005, approximately $1.08 billion was available for future borrowings under our senior credit facility.
Known Trends and Uncertainties

Prices of Raw Milk, Cream and Other Inputs
      Dairy Group — The primary raw material used in our Dairy Group is raw milk (which contains both raw skim milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices change on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices.
      In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk and other materials fluctuate. Prices for some Class II products are not changed on a monthly basis, but are changed from time to time as circumstances warrant. There can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.
      In 2004, our Dairy Group was adversely affected by extreme volatility in the prices of raw skim milk and butterfat. In 2005, we expect prices to be somewhat less volatile and lower than the average price in 2004. Of course raw milk prices are difficult to predict and we change our forecasts frequently based on current market activity. If raw milk prices do remain at or near current levels throughout 2005, we would expect our sales for 2005 to be less than in 2004 because, in general, we change the prices of our products to reflect changes in raw material prices.
      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter started rising by moderate amounts in late 2003, and then increased significantly in 2004. They remained high throughout 2004 and we expect the average price to be somewhat lower in 2005 than the average price in 2004. Of course, like raw milk prices, bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity. We try to change our prices based on changes in the price of bulk cream, but sometimes we are competitively or contractually constrained. Therefore, increases in bulk cream prices can have an adverse effect on our results of operations.
      Prices for resin, which is used in plastic milk bottles, are also extremely high and are expected to remain high for the foreseeable future. Finally, the Dairy Group uses a great deal of diesel fuel in its direct store delivery system, and diesel fuel prices are currently very high and expected to remain high for the foreseeable future. High or volatile fuel and resin costs can adversely affect the Dairy Group’s profitability.
      WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2005. Generally, these agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we would be required to pay would likely be significantly higher. The increase in soymilk consumption combined with the increased demand for organic cattle feed has put pressure on the supply of organic soybeans and there is significant upward pressure on organic soybean prices. We believe prices for organic soybeans will continue to increase as the pressure on supply continues.
      Another significant raw material used in our organic products is organic raw milk. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement We believe, based on currently projected sales levels, that we have secured a sufficient supply of raw organic milk to meet our raw organic milk needs for the remainder of 2005. However, should our need for organic raw milk exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we would be required to pay, if we could obtain supply at all, would likely be significantly higher. Also, as our contracts with farmers expire, we are generally required to agree to higher prices to renew as a result of increased competition for organic raw milk supply. For competitive reasons, WhiteWave Foods Company is not able to pass along price increases to customers as quickly as the Dairy Group.
      Specialty Foods Group — Many of the raw materials used by our Specialty Foods Group also rose to unusually high levels during 2004, including soybean oil, casein, cheese and packaging materials. High fuel costs have also had a negative impact on the Specialty Foods Group’s results. Prices for many of these raw materials and packaging materials used by the Specialty Foods Group are expected to remain high and in some cases increase in 2005. For competitive reasons, the Specialty Foods Group is not able to pass along increases in raw material and other input costs as quickly as the Dairy Group. Therefore, the current raw material environment is expected to continue to adversely affect the Specialty Foods Group’s financial results in 2005.

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

      Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group and Specialty Foods Group segments, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.
      Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level. We expect this trend to continue for the foreseeable future.

Tax Rate
      Our 2004 tax rate was 38.3%. We estimate the effective tax for 2005 to be slightly less than 38%. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.
      See “— Risk Factors” for a description of various other risks and uncertainties concerning our business.
Critical Accounting Policies
      “Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results, and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.
      Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2004, our allowance for doubtful accounts was approximately $24.2 million, or approximately 3% of the accounts receivable balance at December 31, 2004. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was approximately 4% at December 31, 2003. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by approximately $880,000.
      Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $4.14 billion as of December 31, 2004 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
      We believe that a trademark has an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives, which generally range from five to 40 years. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, market share, trademark history and anticipated future trademark support.
      Perpetual trademarks and goodwill are evaluated for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual trademark is impaired if its book value exceeds fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its fair value. A reporting unit can be a segment or an operating division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.
      Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.
      We did not recognize any impairment charges for perpetual trademarks or goodwill during 2004.
      Purchase Price Allocation — We allocate the cost of acquisitions to the assets acquired and liabilities assumed. All identifiable assets acquired, including identifiable intangibles, and liabilities assumed are assigned a portion of the cost of the acquired company, normally equal to their fair values at the date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill. We record the initial purchase price allocation based on evaluation of information and estimates available at the date of the financial statements. As final information regarding fair value of assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments are made to the purchase price allocation. To the extent that such adjustments indicate that the fair values of assets and liabilities differ from their preliminary purchase price allocations, such difference would adjust the amounts allocated to those assets and liabilities and would change the amounts allocated to goodwill. The final purchase price allocation includes the consideration of a number of factors to determine the fair value of individual assets acquired and liabilities assumed including quoted market prices, forecast of expected cash flows, net realizable values, estimates of the present value of required payments and determination of remaining useful lives.
      Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which could have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. Our valuation allowance increased $1.2 million in 2004 due to the increased likelihood that state net operating losses will expire before they are used.
      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2004 and 2003, we recorded accrued liabilities related to these retained risks of $146.1 million and $136.3 million, respectively, including both current and long-term liabilities.
      Employee Benefit Plan Costs — We provide a range of benefits to our employees including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions that we make could result in the recognition of different amounts of expense over different periods of time.
      In 2004, we consolidated substantially all of our qualified pension plans into one master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under the investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%. At December 31, 2004, our master trust was invested as follows: equity securities and limited partnerships — 74%; fixed income securities — 25%; and cash and cash equivalents — 1%.
      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.
      While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rate likely will change more frequently. In 2004 we reduced the discount rate utilized to determine our estimated future benefit obligations from a range of 6.0% to 6.5% at December 31, 2003 to 5.75% at December 31, 2004.
      A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by approximately $412,000 and $489,000, respectively. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by approximately $184,000.
Recent Accounting Pronouncements
      Recently Adopted Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in an attempt to improve financial statement disclosures regarding defined benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Consolidated Financial Statements.
      Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the third quarter 2005. We are still evaluating the impact of

SFAS No. 123(R) on our Consolidated Financial Statements and have not yet determined the transition method we will apply when we adopt the statement. See Note 1 to our Consolidated Financial Statements-“Stock-Based Compensation” for illustrations of the pro forma impact of expensing our stock options in the historical periods.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead, SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
Risk Factors
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Part I — Item 1. Business,” “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II — Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.

Reorganization of our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In the third quarter of 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We have completed the consolidation of the sales, marketing and research and development organization for the three companies, and in the third quarter of 2005, the employees of the new company will move to a new headquarters located in Broomfield, Colorado. The full integration of these businesses will be a lengthy process involving all aspects of the three company’s operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we also intend to bring in-house certain manufacturing activities that are currently being done by third parties. We expect the consolidation to be completed in the next 12 to 18 months. This process presents a number of challenges and requires a significant amount of management’s attention. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
      In addition, effective March 11, 2005, Mr. Steve Demos, President of WhiteWave Foods Company resigned his position. We have retained a leading executive recruiting firm to assist in the search for a new president. Mr. Gregg Engles, our Chairman of the Board and Chief Executive Officer, has assumed direct leadership of WhiteWave Foods Company on an interim basis. This transition could be disruptive to us in the short term.

Spin-Off of our Specialty Foods Group
      In January 2005, we announced our intent to pursue a tax-free spin-off of our Specialty Foods Group segment to our shareholders. Separating the Specialty Foods Group segment from our business, and completing the successful spin-off will require a number of operational, legal and regulatory steps be successfully completed. Completing these steps presents a number of challenges and will require a significant amount of management’s attention. Our failure to successfully manage the process could cause us to incur unexpected costs or to lose customers or sales. In addition, the spin-off is dependent upon the receipt of a favorable private letter ruling from the Internal Revenue Service on the tax-free nature of the transaction. If we fail to receive a favorable letter ruling, the spin-off will not occur.

Recent Financial Difficulty at Specialty Foods Group Segment Could Continue Longer Than We Expect
      Our Specialty Foods Group segment experienced financial difficulty during 2004 due primarily to rising input costs and to a decline in demand for Specialty Foods Groups’ line of nutritional beverages. We exited the nutritional beverages business at the end of 2004. Also, the former President of the Specialty Foods Group segment returned to run the business in late October. With these changes and certain other changes we are implementing at the Specialty Foods Group, it is our goal to return the Specialty Foods Group segment to its historical levels of profitability in 2005. However, there can be no assurance as to how long it will take to return the Specialty Foods Group to its historical levels of profitability, if ever. Many factors are beyond our control, such as the costs of raw materials and packaging supplies and competitive pressures that limit our ability to raise prices in reaction to increased input costs.

Recent Successes of Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales and, in the Case of Organic Products, Put Pressure on the Availability of Raw Materials
      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. Finally, there is a limited supply of organic raw materials in the United States, especially organic soybeans and organic raw milk. New entrants into our markets can reduce available supply and drive up costs. Even without new entrants, our own rapid growth can put pressure on the availability and price of organic raw materials.
      Our International Delight coffee creamer competes intensely with Nestlé CoffeeMate business, and our Hershey’s milks and milkshakes compete intensely with Nestlé Nesquik. Nestle has significantly greater resources than we do, which allows them to promote their products more aggressively. Our failure to successfully compete with Nestle could have a material adverse effect on the sales and profitability of our International Delight and/or our Hershey’s businesses.

Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Our Sales and Profits
      We sell certain of our products under licensed brand names such as Borden®, Hershey’s, LAND O’LAKES, Pet® and others. In some cases, we have invested significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

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
      We intend to pursue a tax free spin-off of our Specialty Foods Group. Our Specialty Foods Group generates positive cash flow from operations. The loss of income from the Specialty Foods Group will cause compliance with our debt covenant ratios to become more difficult. We intend to pay down some of our debt in 2005 to offset the effect of the Specialty Foods Group spin-off on our ratios; however, there can be no assurance that we will successfully pay down our debt.

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
      These swaps have been designated as cash flow hedges against variable interest rate exposure. The following table summarizes our various interest rate swap agreements in effect as of December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
      The following table summarizes our various interest rate swap agreements as of December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $20.7 million of additional interest expense, net of taxes, during 2004 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2004 and 2003, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of December 31, 2004 and 2003, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
Butterfat
      Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to pricing of AA butter traded on the Chicago Mercantile Exchange (“CME”). The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow. During 2004, we recognized losses of $2.5 million, net of tax, related to our butterfat hedging activities.

Item 8.	Consolidated Financial Statements
      Our Consolidated Financial Statements for 2004 are included in this report on the following pages.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page F-2.
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Foods Company
Dallas, Texas
      We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dean Foods Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.
DELOITTE & TOUCHE LLP
Dallas, Texas
March 14, 2005

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31

	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$27,572	$47,143
Receivables, net of allowance for doubtful accounts of $24,233 and $32,684	861,759	742,934
Inventories	479,981	426,478
Deferred income taxes	150,151	137,055
Prepaid expenses and other current assets	76,961	47,271

Total current assets	1,596,424	1,400,881
Property, plant and equipment	1,946,992	1,773,555
Goodwill	3,490,129	3,197,548
Identifiable intangible and other assets	722,823	620,552

Total	$7,756,368	$6,992,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$925,199	$924,707
Income taxes payable	40,000	65,528
Current portion of long-term debt	141,227	180,158

Total current liabilities	1,106,426	1,170,393
Long-term debt	3,116,032	2,611,356
Deferred income taxes	531,242	388,151
Other long-term liabilities	341,531	279,823
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, none issued
Common stock, 149,222,997 and 154,993,214 shares issued and outstanding, with a par value of $0.01 per share	1,492	1,550
Additional paid-in capital	1,308,172	1,498,025
Retained earnings	1,359,632	1,074,258
Accumulated other comprehensive income (loss)	(8,159)	(31,020)

Total stockholders’ equity	2,661,137	2,542,813

Total	$7,756,368	$6,992,536

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2004	2003	2002

	(Dollars in thousands, except share data)
Net sales	$10,822,285	$9,184,616	$8,991,464
Cost of sales	8,257,756	6,808,207	6,642,773

Gross profit	2,564,529	2,376,409	2,348,691
Operating costs and expenses:
Selling and distribution	1,512,507	1,345,065	1,321,763
General and administrative	349,683	317,342	337,496
Amortization of intangibles	6,650	4,949	7,775
Facility closing and reorganization costs	34,695	11,787	19,050
Other operating income	(5,899)	(68,719)	—

Total operating costs and expenses	1,897,636	1,610,424	1,686,084

Operating income	666,893	765,985	662,607
Other (income) expense:
Interest expense	204,770	181,134	197,685
Financing charges on trust issued preferred securities	—	14,164	33,578
Equity in (earnings) losses of unconsolidated affiliates	—	(244)	7,899
Other (income) expense, net	(253)	(2,625)	2,660

Total other expense	204,517	192,429	241,822

Income from continuing operations before income taxes	462,376	573,556	420,785
Income taxes	177,002	217,853	152,988
Minority interest in earnings	—	—	46

Income from continuing operations	285,374	355,703	267,751
Loss on sale of discontinued operations, net of tax	—	—	(8,231)
Income from discontinued operations, net of tax	—	—	879

Income before cumulative effect of accounting change	285,374	355,703	260,399
Cumulative effect of accounting change, net of tax	—	—	(84,983)

Net income	$285,374	$355,703	$175,416

Average common shares:
Basic	154,635,979	145,201,412	135,031,274
Diluted	160,704,576	160,695,670	163,163,904
Basic earnings per common share:
Income from continuing operations	$1.85	$2.45	$1.98
Loss from discontinued operations	—	—	(.05)
Cumulative effect of accounting change	—	—	(.63)

Net income	$1.85	$2.45	$1.30

Diluted earnings per common share:
Income from continuing operations	$1.78	$2.27	$1.77
Loss from discontinued operations	—	—	(.05)
Cumulative effect of accounting change	—	—	(.51)

Net income	$1.78	$2.27	$1.21

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Equity	Income

	(Dollars in thousands, except share data)
Balance, January 1, 2002	131,809,470	$1,318	$961,266	$543,139	$(29,843)	$1,475,880
Issuance of common stock	5,278,170	53	88,578	—	—	88,631
Reclassification of Legacy Dean stock option liability	—	—	30,461	—	—	30,461
Purchase and retirement of treasury stock	(4,126,200)	(41)	(101,192)	—	—	(101,233)
Net income	—	—	—	175,416	—	175,416	$175,416
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(46,803)	(46,803)	(46,803)
Amounts reclassified to income statement related to derivatives	—	—	—	—	24,014	24,014	24,014
Cumulative translation adjustment	—	—	—	—	8,408	8,408	8,408
Minimum pension liability adjustment	—	—	—	—	(11,481)	(11,481)	(11,481)

Comprehensive income							$149,554

Balance, December 31, 2002	132,961,440	1,330	979,113	718,555	(55,705)	1,643,293
Issuance of common stock	5,798,235	58	121,592	—	—	121,650
Exchange of trust issued preferred securities	22,901,839	229	582,757	—	—	582,986
Purchase and retirement of treasury stock	(6,668,300)	(67)	(185,437)	—	—	(185,504)
Net income	—	—	—	355,703	—	355,703	$355,703
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(7,650)	(7,650)	(7,650)
Amounts reclassified to income statement related to derivatives	—	—	—	—	25,610	25,610	25,610
Cumulative translation adjustment	—	—	—	—	18,247	18,247	18,247
Minimum pension liability adjustment	—	—	—	—	(11,522)	(11,522)	(11,522)

Comprehensive income							$380,388

Balance, December 31, 2003	154,993,214	1,550	1,498,025	1,074,258	(31,020)	2,542,813
Issuance of common stock	3,539,783	35	86,437	—	—	86,472
Horizon Organic stock option conversion	—	—	20,635	—	—	20,635
Purchase and retirement of treasury stock	(9,310,000)	(93)	(296,925)	—	—	(297,018)
Net income	—	—	—	285,374	—	285,374	$285,374
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(717)	(717)	(717)
Amounts reclassified to income statement related to derivatives	—	—	—	—	20,723	20,723	20,723
Cumulative translation adjustment	—	—	—	—	17,313	17,313	17,313
Minimum pension liability adjustment	—	—	—	—	(14,458)	(14,458)	(14,458)

Comprehensive income							$308,235

Balance, December 31, 2004	149,222,997	$1,492	$1,308,172	$1,359,632	$(8,159)	$2,661,137

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$285,374	$355,703	$175,416
Income from discontinued operations	—	—	(879)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,547	191,885	173,994
(Gain) loss on disposition of assets	4,552	(1,194)	4,586
Gain on sale of operations	(122)	(66,168)	—
Equity in (earnings) loss of unconsolidated affiliates	—	(244)	7,899
Loss on sale of discontinued operations	—	—	8,231
Cumulative effect of accounting change	—	—	84,983
Write-down of impaired assets	13,099	8,757	11,253
Deferred income taxes	143,136	143,267	75,605
Tax savings on equity compensation	18,526	26,380	13,923
Costs related to early extinguishment of debt	32,613	—	—
Other	358	(8,990)	2,839
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(83,456)	(67,565)	99,775
Inventories	(25,722)	(18,718)	18,167
Prepaid expenses and other assets	436	20,663	(943)
Accounts payable and accrued expenses	(74,711)	(89,367)	(51,193)
Income taxes payable	(9,974)	27,893	18,961

Net cash provided by continuing operations	527,656	522,302	642,617
Net cash provided by discontinued operations	—	—	13,147

Net cash provided by operating activities	527,656	522,302	655,764
Cash flows from investing activities:
Additions to property, plant and equipment	(356,136)	(291,662)	(241,982)
Cash outflows for acquisitions and investments	(401,148)	(246,573)	(222,149)
Net proceeds from divestitures	—	89,950	148,313
Proceeds from sale of fixed assets	10,713	12,112	6,765

Net cash used in continuing operations	(746,571)	(436,173)	(309,053)
Net cash used in discontinued operations	—	—	(5,138)

Net cash used in investing activities	(746,571)	(436,173)	(314,191)
Cash flows from financing activities:
Proceeds from issuance of debt	1,658,846	349,680	637,500
Repayment of debt	(1,220,629)	(322,691)	(992,797)
Payments of deferred financing, debt restructuring and merger costs	(9,801)	(5,200)	(2,887)
Issuance of common stock, net of expenses	67,946	95,270	74,988
Redemption of common stock	(297,018)	(199,521)	(87,211)
Redemption of trust issued preferred securities	—	(2,420)	—

Net cash provided by (used in) financing activities	199,344	(84,882)	(370,407)

Increase (decrease) in cash and cash equivalents	(19,571)	1,247	(28,834)
Cash and cash equivalents, beginning of period	47,143	45,896	74,730

Cash and cash equivalents, end of period	$27,572	$47,143	$45,896

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Our Business — We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group sells its products under a variety of local and regional brands. Our WhiteWave Foods Company (formerly the Branded Products Group) manufacturers, markets and sells a variety of well-known soy, dairy and dairy-related nationally branded products including Silk® soymilk and cultured soy products, Horizon Organic® fluid dairy, juices and other products, International Delight® coffee creamers and LAND O’LAKES® fluid dairy products. Our Specialty Foods Group is the leading private label pickle processor in the United States and a maker of a variety of other food products. We also own the fourth largest dairy processor in Spain.
      Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
      Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles (“GAAP”) requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.
      Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents.
      Inventories — Inventories are stated at the lower of cost or market. Dairy and certain specialty products are valued using the first-in, first-out (“FIFO”) method while our pickle inventories are valued using the last-in, first-out (“LIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.
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
      We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible and Other Assets — Identifiable intangible assets are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	Straight-line method over 5 to 15 years
Customer supply contracts	Straight-line method over the terms of the agreements
Trademarks/trade names	Straight-line method over 5 to 40 years
Noncompetition agreements	Straight-line method over the terms of the agreements
Patents	Straight-line method over 15 years
Deferred financing costs	Interest method over the terms of the related debt
      Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite useful lives are no longer amortized. Instead, we now conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques. Upon adoption of SFAS No. 142, we conducted transitional impairment tests and recorded certain impairments during 2002. The results of these tests indicated that the goodwill related to our Puerto Rico operations was impaired at January 1, 2002. In the fourth quarter of 2002, we determined that the impairment that existed as of January 1, 2002 was $37.7 million (net of tax). As required by SFAS No. 142, we recorded the impairment in our income statement as the cumulative effect of accounting change retroactive to the first quarter of 2002. See Note 2 for information related to the sale of our Puerto Rico operations. We also completed an impairment assessment of our intangibles with indefinite useful lives other than goodwill, upon adoption of SFAS No. 142, during the first quarter of 2002 as of January 1, 2002. We determined that an impairment of $47.3 million (net of tax) existed at January 1, 2002. The impairment related to certain trademarks in our Dairy Group and WhiteWave Foods Company segments, and was recorded in the first quarter as the cumulative effect of an accounting change. The fair value of these trademarks was determined using a present value technique.
      Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders’ equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.
      Minority Interest in Subsidiaries — Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders’ share of the income or loss of various consolidated subsidiaries. Equity in earnings/(losses) represents the proportional share of the earnings or losses of these subsidiaries less any cash distributions made. At December 31, 2004 and 2003, there were no outstanding minority interests.
      Stock-Based Compensation — We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Compensation expense for grants of stock units (“SUs”) is recognized over the vesting period. See Note 11 for more information about our stock option and SU programs. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Year Ended December 31

	2004	2003	2002

	(In thousands, except share data)
Net income, as reported	$285,374	$355,703	$175,416
Add: Stock-based compensation expense included in reported net income, net of tax	3,628	2,396	—
Less: Stock-based compensation expense determined under fair value-based methods for all awards, net of tax	(35,281)	(36,614)	(31,249)

Pro forma net income	$253,721	$321,485	$144,167

Net income per share:
Basic — as reported	$1.85	$2.45	$1.30
— pro forma	1.64	2.21	1.07
Diluted — as reported	1.78	2.27	1.21
— pro forma	1.58	2.06	1.01
Stock option share data:
Stock options granted during period	2,392,658	3,508,667	7,711,394
Weighted average option fair value	$8.87	$11.61	$9.99
SU data:
SUs granted during period	475,750	806,800	—
Weighted average unit fair value	$31.59	$25.06	—
      The fair value of each stock option grant is calculated using the Black-Scholes option pricing model, with the following assumptions:

	2004	2003	2002

Expected volatility	25%	37 to 38%	38%
Expected dividend yield	0%	0%	0%
Expected option term	5 years	7 years	7 years
Risk-free rate of return	2.98 to 3.81%	3.03 to 4.00%	4.09 to 4.87%
      Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been shipped to the customer and there is a reasonable assurance of collection of the sales proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.
      Income Taxes — All of our wholly owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, all of which are organized as limited liability companies or limited partnerships, are included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. income tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31, 2004, no provision had been made for U.S. federal or state income tax on approximately $30.5 million of accumulated foreign earnings.
      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
      Advertising Expense — Advertising expense is primarily comprised of media, agency and production expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $120 million in 2004, $108.3 million in 2003 and $91.1 million in 2002. Additionally, prepaid advertising costs were $3.6 million and $368,000 at December 31, 2004 and 2003, respectively.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs and costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $1.13 billion, $988.1 million and $951.9 million during 2004, 2003 and 2002, respectively.
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
      Facility Closing and Reorganization Costs — We have an on-going facility closing and reorganization strategy. We periodically record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees. Effective January 1, 2003, we record these charges in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Facility closings initiated prior to January 1, 2003 continue to be accounted for under the old guidance.
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
      Recently Adopted Accounting Pronouncements — In December 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” in an attempt to improve financial statement disclosures regarding defined

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefit plans. This standard requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. In addition to expanded annual disclosures, we are required to report the various elements of pension and other postretirement benefit costs on a quarterly basis. SFAS No. 132 (revised 2003) is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The expanded disclosure requirements are included in this report.
      On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In April 2004, the FASB issued Staff Position (“FSP”) No. SFAS 106-2 to address the accounting and disclosure requirements related to the Act. The FSP is effective for interim or annual periods beginning after September 15, 2004. Substantially all of our postretirement benefits terminate at age 65. Therefore, the FSP will have no material affect on our Consolidated Financial Statements.
      Recently Issued Accounting Pronouncements — The FASB issued SFAS No.123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the third quarter 2005. We are still evaluating the impact of SFAS No. 123(R) on our Consolidated Financial Statements and have not yet determined the transition method we will apply when we adopt the statement. Refer to the section “Stock-Based Compensation” in this Note for an illustration of the pro-forma impact of expensing our stock options in the historical periods.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.
      Reclassifications — Certain reclassifications have been made to conform the prior years’ Consolidated Financial Statements to the current year classifications.

2.	ACQUISITIONS, DIVESTITURES AND DISCONTINUED OPERATIONS

General
      We completed the acquisitions of 24 businesses during 2004, 2003 and 2002. All of these acquisitions were funded with cash flows from operations and borrowings under our credit facility and our accounts receivables-backed facility.

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

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Purchase prices:
Cash paid, net of cash acquired	$401,148	$246,573	$206,307	(1)
Cash acquired in acquisitions	2,539	171	17,870

Total purchase prices	403,687	246,744	224,177
Fair value of net assets acquired:
Assets acquired	260,723	102,709	147,650
Liabilities assumed	(163,270)	(28,771)	(29,172)

Total fair value of net assets acquired	97,453	73,938	118,478

Goodwill	$306,234	$172,806	$105,699

(1)	An additional $15.8 million was paid as part of the acquisition of the former Dean Foods Company (“Legacy Dean”).
      We have not completed the final allocation of purchase price to the fair values of assets and liabilities acquired in 2004, or the related business integration plans. We expect that the ultimate purchase price allocation may include additional adjustments to the fair values of depreciable tangible assets, identifiable intangible assets and the carrying values of certain liabilities. Accordingly, to the extent that such assessments indicate the fair value of the assets and liabilities differ from their preliminary purchase price allocation, such difference would adjust the amounts allocated to the assets and liabilities and would change the amounts allocated to goodwill.

2004 Acquisitions
      Milk Products of Alabama — On October 15, 2004 our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we have expanded our production capabilities in the southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations are now included in the Morningstar division of our Dairy Group. We paid approximately $23.2 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.
      Tiger Foods — On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one facility located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and we expect this acquisition to allow us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Soy Processing Facility — On April 5, 2004, our WhiteWave Foods Company acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the facility co-packed Silk products for us at the facility. As a result of the acquisition, we have increased our in-house processing and packaging capabilities for our soy products, resulting in cost reductions. We paid approximately $25.7 million for the purchase of the facility, all of which was funded using borrowings under our senior credit facility.
      LAND O’LAKES East — In 2002, we purchased a perpetual license to use the LAND O’LAKES® brand on certain dairy products nationally, excluding cheese and butter. This perpetual license was subject, however, to a pre-existing sublicense entitling a competitor to manufacture and sell cream, sour cream and whipping cream in certain channels in the eastern United States. Effective March 31, 2004, WhiteWave Foods Company acquired that sublicense and certain customer relationships of the sublicensee (“LAND O’LAKES East”) for an aggregate purchase price of approximately $17 million, all of which was funded using borrowings under our senior credit facility. We now have the exclusive right to use the LAND O’LAKES brand on certain dairy products (other than cheese and butter) throughout the entire United States.
      Ross Swiss Dairies — On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we have increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies has historically purchased a significant portion of its products from other processors. Now the majority of products distributed by Ross Swiss Dairies are manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.
      Horizon Organic — On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. Third-party co-packers, including us, have historically done all of Horizon Organic’s manufacturing. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is a leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase .7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported in our WhiteWave Foods Company segment.
      Other — During 2004, our Dairy Group and Specialty Foods Group completed several smaller acquisitions for an aggregate purchase price of $23.3 million and $1.1 million, respectively.

2003 Acquisitions
      Cremora — On December 24, 2003, our Specialty Foods Group acquired the Cremora® branded non-dairy powdered creamer business from Eagle Family Foods. Prior to the acquisition, we had been producing Cremora creamers for Eagle Family Foods pursuant to a co-packing arrangement, which generated

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $8.9 million of net sales for us in 2003. Cremora is the first branded powdered coffee creamer offering for Specialty Foods. The Cremora brand had sales of approximately $15.8 million in the twelve months ended June 30, 2003. We purchased the Cremora business for a purchase price of approximately $12.6 million, all of which was funded using borrowings under our senior credit facility.
      Kohler Mix — On October 15, 2003, we acquired Kohler Mix Specialties, Inc., the dairy products division of Michael Foods, Inc. Kohler’s product line consists primarily of private label ultra-pasteurized ice cream mixes, creamers and creams, sold primarily in the foodservice channel. Kohler is included in the Morningstar division of our Dairy Group segment. The acquisition of Kohler increased the Dairy Group’s ultra-high temperature processing capacity, which we needed to meet the expanding needs of our WhiteWave Foods Company segment. Kohler had net sales of approximately $187.5 million for the 12 months ended August 31, 2003 and has three facilities located in White Bear Lake, Minnesota, Sulphur Springs, Texas and Newington, Connecticut. We paid approximately $158.6 million for the purchase of Kohler, all of which was funded using borrowings under our receivables-backed facility.
      Melody Farms — On June 9, 2003, our Dairy Group acquired Melody Farms, LLC. Melody Farms, which is now a part of the Midwest region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan, that produces fluid dairy and ice cream products from two facilities in Michigan. Our acquisition of Melody Farms expanded our distribution reach and allows us to better serve our customers in the Michigan area. Melody Farms had net sales of approximately $116 million during the 12 months ended March 31, 2003. We paid approximately $52.7 million for Melody Farms, all of which was funded using borrowings under our receivables-backed facility.
      Other — During 2003, our Dairy Group completed several small acquisitions for an aggregate purchase price of $22.6 million.

2002 Acquisitions
      Marie’s — On May 17, 2002, we bought the assets of Marie’s Quality Foods, Marie’s Dressings, Inc. and Marie’s Associates, makers of Marie’s® brand dips and dressings in the western United States, for an aggregate purchase price of approximately $23.5 million. Prior to the acquisition, we licensed the Marie’s brand to Marie’s Quality Foods and Marie’s Dressings, Inc. for use in connection with the manufacture and sale of dips and dressings in the western United States. As a result of this acquisition, our WhiteWave Foods Company segment is now the sole owner, manufacturer and marketer of Marie’s brand products nationwide.
      White Wave, Inc. (White Wave) — On May 9, 2002, we acquired the 64% equity interest in White Wave that we did not already own. White Wave, based in Boulder, Colorado, is the maker of Silk soymilk and other soy-based products, and had sales of approximately $125 million during the 12 months ended March 31, 2002. Prior to May 9, 2002, we owned approximately 36% of White Wave, as a result of certain investments made by Legacy Dean beginning in 1999. We decided to purchase the remaining 64% equity interest, for a total price of approximately $192.8 million because of the success that Silk had experienced in the refrigerated soymilk category and we believed it was important that we have a successful branded soymilk offering in order to better serve our customers and consumers.
      Other — In 2002 our Dairy Group made two smaller acquisitions for an aggregate purchase price of $8 million.

Divestitures
      In order to more closely align both our assets and our management resources with our strategic direction, part of our strategy is to divest certain non-core assets. On July 31, 2003, we completed the sale of our frozen pre-whipped topping and frozen coffee creamer operations. We recorded a pre-tax gain on the sale of approximately $66.2 million. Also in July 2003, we sold certain Dairy Group delivery trucks and customer

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relationships in New York. The proceeds from the sale of businesses during 2003 were approximately $90 million. During 2002, we completed the sale of the following non-core businesses acquired as part of Legacy Dean’s Specialty Foods division: on January 4, 2002, we completed the sale of the stock of DFC Transportation Company, a contract hauler; on February 7, 2002, we completed the sale of the assets related to a boiled peanut business; and on October 11, 2002, we completed the sale of EBI Foods Limited, a U.K.-based manufacturer of powdered food coatings. Net proceeds from the sale of these three businesses totaled approximately $28.9 million. No gain or loss was recorded on the divestiture of Legacy Dean’s businesses during 2002 because the sales prices equaled the carrying values.

Discontinued Operations
      On December 30, 2002, we sold our operations in Puerto Rico for a net price of approximately $119.4 million. Our financial statements were restated in 2002 to reflect our former Puerto Rico business as a discontinued operation.
      Net sales and income before taxes generated by our Puerto Rico operations were as follows:

Year Ended
December 31
2002(1)

(In thousands)
Net sales	$221,908
Income before tax(2)	1,762

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Corporate interest expense of $5.5 million in 2002 was allocated to our Puerto Rico operations based on the ratio of our investment in Puerto Rico to total debt and equity.
      In the first quarter of 2002, we recognized an impairment charge of $37.7 million related to the goodwill of our Puerto Rico operations in accordance with our implementation of SFAS No. 142 “Goodwill and Other Intangible Assets.” This loss is reflected as a cumulative change in accounting principle in our Consolidated Financial Statements.

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
      Investment in Consolidated Container Company — We own an approximately 27% minority interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 2, 1999 when we sold our U.S. plastic packaging operations to CCC.
      Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters of 2001. As a result, by late 2001 CCC had become unable to comply with the financial covenants contained in its credit facility. We concluded that our investment was impaired and that the impairment was not temporary so we wrote off our remaining investment during the fourth quarter of 2001.
      In February 2002, CCC’s lenders agreed to restructure CCC’s credit agreement to modify the financial covenants, subject to the agreement of CCC’s primary shareholders to guarantee certain of CCC’s indebtedness. Because CCC is an important and valued supplier of ours, and in order to protect our interest in CCC, we agreed to provide a limited guarantee of up to $10 million of CCC’s revolving credit indebtedness. By late 2002, CCC was again unable to comply with the terms of its credit agreement. CCC’s lenders agreed to again restructure CCC’s credit agreement, subject to the agreement of CCC’s primary shareholders to

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provide a total of $35 million of additional debt financing to CCC. In the fourth quarter of 2002, we agreed to loan CCC $10 million of the $35 million in additional financing, in exchange for cancellation of our pre-existing $10 million guaranty and the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. Our loan to CCC is due on December 31, 2007 (or upon the earlier payment in full of CCC’s senior debt) and is secured by a subordinate lien on certain of CCC’s assets. The loan is not scheduled to be repaid until after CCC’s senior debt has been paid. Therefore, our right to enforce payment of the loan is limited prior to payment in full of CCC’s senior debt. The loan bears interest at the prime rate plus 2.25%, or the eurodollar rate plus 3.25%, at CCC’s option. Upon maturity of the loan, we will be entitled to receive a $400,000 fee, plus an additional fee in respect of the unpaid principal amount of the loan from January 10, 2003 to the maturity date of the loan, computed at an annual rate of 11.3%. Under GAAP, we were required to recognize a portion of CCC’s 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. Our investment in CCC was recorded at $0 at December 31, 2004 and 2003.
      Less than 1% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the seven seats on CCC’s Management Committee. We have long-term supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent approximately $235.5 million, $167.9 million and $128.7 million on products purchased from CCC for the years ended December 31, 2004, 2003 and 2002, respectively. In the fourth quarter of 2004, we purchased equipment previously owned and operated by CCC totaling $3.2 million.
      Investment in Horizon Organic — At December 31, 2003, we had an approximately 13% interest in Horizon Organic. We accounted for this investment under the equity method of accounting. On January 2, 2004, we acquired the 87% of Horizon Organic that we did not already own and began consolidating Horizon Organic’s results with our financial results. Our investment in Horizon Organic at December 31, 2003 was recorded at $16.6 million, and our equity in earnings included in our consolidated statement of income for 2003 and 2002 was income of $244,000 and a loss of $69,000, respectively.
      Investment in Momentx — As of December 31, 2004 and 2003, we had an approximately 16% interest in Momentx, Inc. Our investment in Momentx at both December 31, 2004 and 2003 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. We spent approximately $664,000, $636,000 and $147,000 on products purchased from dairy.com for the years ended December 31, 2004, 2003 and 2002, respectively.

4.	INVENTORIES

	December 31

	2004	2003

	(In thousands)
Raw materials and supplies	$192,796	$165,206
Finished goods	287,185	261,272

Total	$479,981	$426,478

      Approximately $88.2 million and $97.6 million of our inventory was accounted for under the LIFO method of accounting at December 31, 2004 and 2003, respectively. Our LIFO reserve was $4 million and $1.4 million at December 31, 2004 and 2003, respectively.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31

	2004	2003

	(In thousands)
Land	$165,531	$153,257
Buildings and improvements	728,278	642,468
Machinery and equipment	1,858,879	1,616,100

	2,752,688	2,411,825
Less accumulated depreciation	(805,696)	(638,270)

Total	$1,946,992	$1,773,555

      For both 2004 and 2003, we capitalized $3.4 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

6.	INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

		WhiteWave
		Foods	Specialty
	Dairy Group	Company	Foods Group	Other	Total

	(In thousands)
Balance at December 31, 2002	$2,264,093	$395,948	$304,290	$71,086	$3,035,417
Purchase accounting adjustments	(19,035)	(5,679)	—	—	(24,714)
Acquisitions	165,306	—	7,500	—	172,806
Currency changes and other	—	—	—	14,039	14,039

Balance at December 31, 2003	2,410,364	390,269	311,790	85,125	3,197,548
Purchase accounting adjustments	(16,788)	(23)	(5,317)	—	(22,128)
Acquisitions	49,392	244,436	—	12,406	306,234
Currency changes and other	—	—	—	8,475	8,475

Balance at December 31, 2004	$2,442,968	$634,682	$306,473	$106,006	$3,490,129

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2004 and 2003 are as follows:

	December 31

	2004			2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$583,402	$(14,274)	$569,128	$485,358	$(14,274)	$471,084
Intangible assets with finite lives:
Customer-related	98,842	(18,886)	79,956	50,850	(12,187)	38,663

Total other intangibles	$682,244	$(33,160)	$649,084	$536,208	$(26,461)	$509,747

      In the fourth quarter of 2004, we substantially completed the purchase price allocation related to our acquisition of Horizon Organic, and the preliminary amounts initially allocated to trademarks and customer related intangible assets were adjusted accordingly. In addition, goodwill was adjusted for changes in estimated exit costs under contractual obligations entered into by Horizon Organic prior to our acquisition of them in January 2004.
      Amortization expense on intangible assets for the years ended December 31, 2004, 2003 and 2002 was $6.9 million, $5.5 million and $7.8 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2005	$8.3 million
2006	8.1 million
2007	7.9 million
2008	7.8 million
2009	7.6 million
      Our goodwill and intangible assets have resulted primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
      A trademark is recorded with an indefinite life if it has sufficient market share and a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives, which range from five to 40 years. Determining the expected life of a trademark is based on a number of factors including the competitive environment, market share, trademark history and anticipated future trademark support.
      In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2004 annual impairment tests of both goodwill and intangibles with indefinite lives indicated no impairments. Our annual impairment test of goodwill conducted

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the fourth quarter of 2003 indicated no impairment of goodwill; as a result of the tests on intangibles with indefinite lives an impairment of $2.3 million was recorded for a trademark that we were no longer using.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2004	2003

	(In thousands)
Accounts payable	$577,629	$517,852
Payroll and benefits	120,485	161,700
Health insurance, workers’ compensation and other insurance costs	62,705	51,720
Other accrued liabilities	164,380	193,435

Total	$925,199	$924,707

8.	INCOME TAXES
      The following table presents the 2004, 2003 and 2002 provisions for income taxes.

	Year Ended December 31

	2004	2003	2002(1)

	(In thousands)
Current taxes payable:
Federal	$23,590	$55,652	$47,618
State	5,066	14,533	7,829
Foreign and other	2,925	4,401	3,238
Deferred income taxes	145,421	143,267	94,303

Total	$177,002	$217,853	$152,988

(1)	Excludes an $883,000 income tax expense related to discontinued operations and a $29 million income benefit related to a cumulative effect of accounting change.
      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the consolidated statements of income:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Tax expense at statutory rates	$161,832	$200,746	$147,274
State income taxes	11,383	11,732	16,320
Change in valuation allowance	1,208	7,493	4,527
Favorable tax settlement	—	—	(10,076)
Other	2,579	(2,118)	(5,057)

Total	$177,002	$217,853	$152,988

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2004	2003

	(In thousands)
Deferred income tax assets:
Net operating loss carry-forwards	$14,430	$11,402
Asset valuation reserves	13,568	17,096
Accrued liabilities	189,971	157,268
State and foreign tax credits	9,670	8,389
Derivative instruments	2,498	13,593
Other	(8,034)	1,404
Valuation allowances	(14,765)	(13,557)

	207,338	195,595
Deferred income tax liabilities:
Depreciation and amortization	(564,615)	(428,624)
Basis differences in unconsolidated affiliates	(23,814)	(18,067)

	(588,429)	(446,691)

Net deferred income tax liability	$(381,091)	$(251,096)

      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2004	2003

	(In thousands)
Current assets	$150,151	$137,055
Noncurrent liabilities	(531,242)	(388,151)

Total	$(381,091)	$(251,096)

      At December 31, 2004, we had approximately $4.4 million of federal tax credits available for carryover to future years. The losses are subject to certain limitations and will expire beginning in 2010.
      A valuation allowance of $14.8 million has been established because we believe it is more likely than not that all of the deferred tax assets relating to state net operating loss and credit carryovers, foreign tax credit carryovers and capital loss carryovers will not be realized prior to the date they are scheduled to expire.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

	December 31

	2004		2003

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$2,031,100	3.72%	$1,784,053	3.05%
Subsidiary debt obligations:
Senior notes	664,696	6.625-8.15	660,663	6.625-8.15
Receivables-backed facility	500,000	2.83	302,500	1.84
Other lines of credit	30,750	2.64	6,401	2.76
Industrial development revenue bonds	—		11,700	1.35-1.40
Capital lease obligations and other	30,713		26,197

	3,257,259		2,791,514
Less current portion	(141,227)		(180,158)

Total	$3,116,032		$2,611,356

      The scheduled maturities of long-term debt, at December 31, 2004, were as follows (in thousands):

2005	$141,918
2006	65,786
2007	978,707
2008	432,710
2009	1,519,031
Thereafter	154,581

Subtotal	3,292,733
Less discounts	(35,474)

Total outstanding debt	$3,257,259

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At December 31, 2004 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $531.1 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $129.3 million were issued but undrawn. At December 31, 2004, approximately $839.6 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from 0 to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 3.72% at December 31, 2004. However, we had interest rate swap agreements in place that hedged $775 million of our borrowings under the senior credit facility at an average rate of 4.96%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
      Principal payments are required on the term loan as follows:

•	$56.25 million quarterly beginning on December 31, 2006 through September 30, 2008;

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In August 2004, we amended our senior credit facility to (1) increase the size of our revolving credit facility from $1 billion to $1.5 billion, (2) increase the size of our term loan A from $850 million to $1.5 billion, (3) eliminate term loans B and C and (4) modify the interest rate and payment terms. When we amended our credit facility, we were required to write-off approximately $32.6 million of deferred financing costs that were incurred in connection with our credit facility prior to the amendment. These costs were being amortized over the previous terms of the revolving credit facility and term loans.
      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition which remain outstanding. The notes carry the following interest rates and maturities:

•	$99.3 million ($100 million face value), at 6.75% interest, maturing in June 2005;

•	$250.3 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$188 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$127.1 million ($150 million face value), at 6.9% interest, maturing in 2017.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We have entered into a $500 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During 2004, we made net borrowings of $197.5 million on this facility leaving an outstanding balance of $500 million at December 31, 2004. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 2.83% at December 31, 2004. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At December 31, 2004 there was no remaining availability under this facility. In January 2005, we amended our receivables-backed loan to increase the facility to $600 million. See Note 23.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, is our only subsidiary with its own lines of credit separate from the credit facility described above. Leche Celta utilizes local commercial lines of credit and receivables factoring facility. At December 31, 2004, a total of $30.75 million was outstanding on these facilities at an average interest rate of 2.64%.
      Industrial Development Revenue Bonds — Certain of our subsidiaries had revenue bonds outstanding in 2003 and 2004. These bonds were secured by irrevocable letters of credit issued by financial institutions, along with first mortgages on the related real property and equipment. In December 2003, we made payments of $9 million, leaving an outstanding balance of $11.7 million at December 31, 2003. During 2004, we repaid the remaining principal balance on these bonds.
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
      Letters of Credit — At December 31, 2004, there were $129.3 million of issued but undrawn letters of credit secured by our senior credit facility. The majority of these letters of credit were required by various utilities and government entities for performance and insurance guarantees.
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
      The following table summarizes our various interest rate agreements in effect as of December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes our various interest rate agreements in effect as of December 31, 2003:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
1.48% to 6.69%	December 2004	$650
5.20% to 6.74%	December 2005	400
6.78%	December 2006	75
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
      As of December 31, 2004 and 2003, our derivative liability totaled $17.1 million and $48.4 million on our consolidated balance sheet, respectively. This balance includes approximately $15 million and $33.6 million recorded as a component of accounts payable and accrued expenses at December 31, 2004 and 2003, respectively and $2.1 million and $14.8 million recorded as a component of other long-term liabilities at December 31, 2004 and 2003, respectively. There was no hedge ineffectiveness, as determined in accordance with SFAS No. 133, for the years ended December 31, 2004 and 2003, respectively. Approximately $20.7 million and $25.6 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the years ended December 31, 2004 and 2003, respectively. We estimate that approximately $9.8 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.

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
      Stock Award Plans — We currently have two stock award plans with shares remaining available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan and the 1989 Legacy Dean Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean), provide for grants of stock options, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million and approximately 5.7 million shares, respectively.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.
      The following table summarizes the status of our stock option compensation programs:

		Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2002	21,095,790	$14.11
Granted(1)	7,711,394	20.61
Cancelled(2),(3)	(4,297,922)	14.94
Exercised	(4,950,732)	13.79

Outstanding at December 31, 2002	19,558,530	16.55
Granted(1)	3,508,667	25.08
Cancelled(3)	(1,094,262)	20.38
Exercised	(5,373,809)	15.17

Outstanding at December 31, 2003	16,599,126	18.50
Granted(1)	2,392,658	31.37
Options issued to Horizon Organic Option Holders(4)	1,137,308	16.37
Cancelled(3)	(208,152)	22.56
Exercised	(3,073,219)	17.12

Outstanding at December 31, 2004	16,847,721	$20.32

Exercisable at December 31, 2002	8,997,098	$14.42
Exercisable at December 31, 2003	8,333,658	15.62
Exercisable at December 31, 2004	10,642,287	17.16

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	The acquisition of Legacy Dean triggered certain “change in control” rights contained in the Legacy Dean option agreements, which consisted of the right to surrender the options to us, in lieu of exercise, in exchange for cash, provided the options were surrendered prior to March 21, 2002. Options to purchase approximately 2.4 million shares were surrendered.

(3)	Pursuant to the terms of our stock award plans, options that are cancelled or forfeited become available for future grants.

(4)	In connection with our acquisition of Horizon Organic in January 2004, all options to purchase Horizon Organic stock outstanding at the time of the acquisition were converted into options to purchase our stock, most of which were automatically vested when we completed the acquisition.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.53 to $12.48	2,572,671	3.71	$10.82	2,572,671	$10.83
$12.85 to $14.38	2,174,323	5.64	14.25	2,174,323	14.25
$14.53 to $19.98	1,703,941	4.56	18.14	1,703,941	18.14
$20.35 to $20.35	4,654,281	7.04	20.35	2,743,773	20.35
$20.39 to $24.77	601,103	6.34	23.48	522,111	23.39
$24.79 to $24.79	2,644,824	8.02	24.79	705,750	24.79
$24.89 to $31.17	2,234,571	9.05	31.00	34,839	28.63
$31.50 to $37.31	262,007	9.16	33.83	184,879	34.21
      During 2004, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors’ shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

		Grant Date
		Fair Value
Period	Number of Shares	Per Share

First quarter	8,508	$33.40
Second quarter	7,344	37.31
Third quarter	7,634	30.20
Fourth quarter	7,888	33.00
      We also issued SUs to certain key employees and directors during 2004 and 2003. Each SU represents the right to receive one share of common stock in the future. SUs have no exercise price. Each employee’s SU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. SUs granted to non-employee directors vest ratably over three years. The following table summarized the status of our SU compensation program:

	Employees	Directors	Total

Outstanding at December 31, 2002	—	—	—
SUs issued	778,750	28,050	806,800
SUs cancelled	(125,250)	—	(125,250)

Outstanding at December 31, 2003	653,500	28,050	681,550
SUs issued	447,700	28,050	475,750
Shares issued	(101,402)	(5,950)	(107,352)
SUs cancelled	(49,298)	—	(49,298)

SUs outstanding at December 31, 2004	950,500	50,150	1,000,650

Weighted average fair value	$27.73	$34.99	$28.07
Compensation expense recognized in 2004 (in thousands)	$5,636	$321	$5,957
      Rights Plan — On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31

	2004	2003	2002

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$285,374	$355,703	$267,751
Denominator:
Average common shares	154,635,979	145,201,412	135,031,274
Basic EPS from continuing operations	$1.85	$2.45	$1.98
Diluted EPS computation:
Numerator:
Income from continuing operations	$285,374	$355,703	$267,751
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	—	8,994	21,324

Income applicable to common stock	$285,374	$364,697	$289,075

Denominator:
Average common shares — basic	154,635,979	145,201,412	135,031,274
Stock option conversion(1)	5,125,070	5,346,882	5,132,746
SUs	943,527	729,655	—
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities	—	9,417,721	22,999,884

Average common shares — diluted	160,704,576	160,695,670	163,163,904

Diluted EPS from continuing operations	$1.78	$2.27	$1.77

(1)	Stock option conversion excludes anti-dilutive shares of 49,742, 58,344 and 263,655 at December 31, 2004, 2003 and 2002, respectively.
      Stock Repurchases — On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We depleted the $300 million authorization during the second quarter of 2000, and on May  19, 2000, the Board increased the program by $100 million to $400 million. On November 2, 2000, the Board authorized a further increase to

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$500 million. On each of January 8, 2003 and February 12, 2003, the Board authorized additional increases of $150 million each. On September 7, 2004 the Board authorized an additional increase of $200 million and on November 2, 2004 the Board authorized an additional increase of $100 million. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2004.

		No. of Shares of
		Common Stock
Year	Quarter	Repurchased	Purchase Price

			(In millions)
1998	Third	3,000,000	$30.4
	Fourth	1,531,200	15.6
1999	Second	239,100	3.0
	Third	5,551,545	66.7
	Fourth	10,459,524	128.4
2000	First	2,066,400	27.2
	Second	2,898,195	42.2
	Third	4,761,000	77.0
	Fourth	120,000	2.1
2001	First	370,002	6.1
2002	Fourth	4,126,200	101.2
2003	First	4,854,900	128.5
	Third	360,000	9.9
	Fourth	1,453,400	47.1
2004	First	150,000	5.1
	Third	7,825,000	251.9
	Fourth	1,335,000	39.6

	Total	51,101,466	$982.0

      As of December 31, 2004, $118 million was available for spending under this program (not including fees and commissions).
      Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER COMPREHENSIVE INCOME
      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income for December 31, 2004 and 2003 are included below.

	Pre-Tax
	Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, January 1, 2003	$(91,684)	$35,979	$(55,705)
Cumulative translation adjustment	16,210	2,037	18,247
Net change in fair value of derivative instruments	(12,338)	4,688	(7,650)
Amounts reclassified to income statement related to derivatives	43,733	(18,123)	25,610
Minimum pension liability adjustment	(18,652)	7,130	(11,522)

Accumulated other comprehensive income, December 31, 2003	(62,731)	31,711	(31,020)
Cumulative translation adjustment	17,313	—	17,313
Net change in fair value of derivative instruments	(1,443)	726	(717)
Amounts reclassified to income statement related to derivatives	32,754	(12,031)	20,723
Minimum pension liability adjustment	(23,316)	8,858	(14,458)

Accumulated other comprehensive income, December 31, 2004	$(37,423)	$29,264	$(8,159)

13.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
      We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in these plans. During 2004, 2003 and 2002, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Defined benefit plans	$11,029	$15,312	$9,052
Defined contribution plans	19,497	16,873	13,731
Multi-employer pension and certain union plans	23,777	24,358	17,868

	$54,303	$56,543	$40,651

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations.
      As of December 31, 2004, the latest measurement date, the accumulated benefit obligation of the pension plans exceeded the fair value of plan assets. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, we recorded an additional minimum pension liability of $23.3 million ($14.5 million, net of tax). The adjustment to the additional minimum pension liability was included in other accumulated comprehen-

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sive loss as a direct charge to stockholders’ equity. As of December 31, 2004, the cumulative additional minimum pension charge included in other accumulated comprehensive loss was $61.3 million ($38.1 million, net of tax).
      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets.

	December 31

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$281,194	$261,367
Service cost	2,724	2,799
Interest cost	17,942	17,752
Plan participants’ contributions	133	73
Plan amendments	—	9,510
Actuarial loss	30,809	18,521
Effect of settlement	—	(603)
Benefits paid	(29,370)	(28,225)

Benefit obligation at end of year	303,432	281,194

Change in plan assets:
Fair value of plan assets at beginning of year	151,598	124,759
Actual return on plan assets	14,812	24,952
Employer contribution	43,831	31,171
Plan participants’ contributions	133	73
Effect of settlement	—	(1,132)
Benefits paid	(29,370)	(28,225)

Fair value of plan assets at end of year	181,004	151,598

Funded status	(122,428)	(129,596)
Unrecognized net transition obligation	892	999
Unrecognized prior service cost	10,317	11,025
Unrecognized net loss	69,733	43,741

Net amount recognized	$(41,486)	$(73,831)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(114,386)	$(124,307)
Intangible asset	11,638	12,530
Accumulated other comprehensive income	61,262	37,946

Net amount recognized	$(41,486)	$(73,831)

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2004 and 2003 follows:

	December 31

	2004	2003

Discount rate	5.75%	6.00 to 6.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%
      A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2004, 2003 and 2002 follows:

	Year Ended December 31

	2004	2003	2002

Discount rate	6.00 to 6.50%	6.50 to 6.75%	7.25%
Expected return on plan assets	8.50%	6.75 to 8.50%	6.75 to 9.00%
Rate of compensation increase	4.00%	4.00%	0-5.00%

	December 31

	2004	2003	2002

	(In thousands)
Components of net periodic pension cost:
Service cost	$2,724	$2,799	$1,581
Interest cost	17,942	17,752	18,954
Expected return on plan assets	(13,994)	(10,430)	(15,142)
Amortizations:
Unrecognized transition obligation	107	107	106
Prior service cost	708	708	190
Unrecognized net loss	1,665	1,833	332
Effect of settlement	1,877	2,543	3,031

Net periodic benefit cost	$11,029	$15,312	$9,052

      The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $303.4 million, $293.6 million and $181 million, respectively, as of December 31, 2004 and $281.2 million, $275.6 million and $151.6 million, respectively, as of December 31, 2003. Included in the above pension benefit tables is an unfunded supplemental retirement plan with a liability of $2.2 million and $5.8 million at December 31, 2004 and 2003, respectively.
      In 2004, we consolidated substantially all of our qualified pension plans into one master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under the investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%.
      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Our pension plan weighted average asset allocations at December 31, 2004 and 2003 by asset category were as follows:

Asset Category	December 31, 2004	December 31, 2003

Equity securities and limited partnerships	74%	65%
Fixed income securities	25	18
Cash	1	14
Other	—	3

Total	100%	100%

      Equity securities of the plan did not include any investment in our common stock at December 31, 2004 or 2003.
      We expect to contribute $33.7 million to the pension plans for 2005. Estimated pension plan benefit payments for the next ten years are as follows:

2005	$ 9.5 million
2006	9.4 million
2007	10.1 million
2008	9.9 million
2009	10.1 million
Next five years	52.6 million
      Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans, which provide for employer contributions in various amounts ranging from $21 to $39 per pay period per participant.
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$22,646	$22,198
Service cost	948	1,169
Interest cost	1,371	1,217
Actuarial loss	1,970	598
Benefits paid	(2,799)	(2,536)

Benefit obligation at end of year	24,136	22,646
Fair value of plan assets at end of year	—	—

Funded status	(24,136)	(22,646)
Unrecognized prior service cost	(650)	(2,552)
Unrecognized net loss	6,288	6,424

Net amount recognized	$(18,498)	$(18,774)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2004 and 2003 follows:

	December 31

	2004	2003

Healthcare inflation:
Initial rate	10.00%	12.00%
Ultimate rate	5.00 to 5.50%	5.00%
Year of ultimate rate achievement	2009	2009
Discount rate	5.75%	6.00 to 6.50%
      The weighted average discount rate used to determine net periodic benefit cost was 6.0% to 6.5%, 6.5% to 6.75% and 7.25% for 2004, 2003 and 2002, respectively.

	December 31

	2004	2003	2002

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,319	$2,386	$2,178
Amortizations:
Prior service cost	(69)	(207)	(210)
Unrecognized net loss	326	230	133

Net periodic benefit cost	$2,576	$2,409	$2,101

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$184	$(164)
Effect on postretirement obligation	2,057	(1,810)
      We expect to contribute $1.8 million to the postretirement health care plans for 2005. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2005	$1.8 million
2006	2.0 million
2007	2.1 million
2008	2.3 million
2009	2.4 million
Next five years	11.9 million

15.	FACILITY CLOSING AND REORGANIZATION COSTS
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $34.7 million, $11.8 million and $19.1 million during 2004, 2003 and 2002, respectively.
      The charges recorded during 2004 are primarily related to the following:

•	Exiting the nutritional beverages business operated by our Specialty Foods Group segment, including the closure of a manufacturing facility in Benton Harbor, Michigan;

•	Closing Dairy Group manufacturing facilities in Madison, Wisconsin; San Leandro and South Gate, California; Westwego, Louisiana; Pocatello, Idaho and Wilkesboro, North Carolina;

•	Reorganizing our WhiteWave Foods Company including consolidating the operations of the three distinct operating units: White Wave, Horizon Organic, and Dean National Brand Group; and

•	Transferring Morningstar Foods’ private label and manufacturing operations to the Dairy Group.
      The charges recorded during 2003 are primarily related to the following:

•	Closing of Dairy Group manufacturing/distribution facilities in Honolulu, Hawaii; South Gate, California; Jamaica, New York; and Akron, Ohio;

•	Elimination of certain administrative functions at the Midwest and Northeast regions of our Dairy Group; and

•	Realignment of Morningstar Food’s private label business and manufacturing operations into the Dairy Group.
      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $7.1 million, including an additional $520,000 in work force reduction costs and approximately $6.6 million in shut down and other costs. Approximately $5.9 million and $1 million of these additional charges are expected to be completed by December 2005 and December 2006, respectively.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The charges recorded during 2002 are related to the closing of Dairy Group facilities in Bennington, Vermont and Toledo, Ohio, a Dairy Group distribution facility in Winchester, Virginia, and one Morningstar Foods facility in Tempe, Arizona. The charges also reflect additional costs related to severance on the closing of our Dairy Group facility in Port Huron, Michigan in 2001, the shutdown of an ice cream production line at our Englewood, Colorado facility and the closing of a Dairy Group facility’s administrative offices in Grand Rapids, Michigan.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs that are necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of the WhiteWave Foods Company supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2004 was approximately $15.8 million. We are marketing these properties for sale.
      We consider several factors when evaluating a potential facility closure, including, among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure, and the impact on future investment decisions. Some facility closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditure dollars in our production facilities and better serve our customers.
      In the second quarter of 2004, we sold a closed Dairy Group facility in Honolulu, Hawaii. In 2003, when we closed this facility, we recorded facility closing costs, which included a write-down in the value of the facility and accruals for certain lease obligations. Because we sold the facility for more than expected, we reversed the impairment charge by recording a credit to restructuring expense of $1.7 million and reversed $470,000 of lease obligations that were cancelled.
      In the first quarter of 2003, we sold a Dairy Group facility in Port Huron, Michigan. In 2001, we closed this facility and recorded facility closing costs, which included a write-down in the value of the facility. We sold the closed facility for more than expected, resulting in a gain of $1.6 million. This gain was recorded as a reduction of facility closing expense in 2003.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity for 2004 and 2003 with respect to facility closing and reorganization costs for exit plans approved after January 1, 2003, which was accounted for under FAS No. 146, is summarized below:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,			December 31,	Charges/		December 31,
	2002	Charges	Payments	2003	(Gain)	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$—	$8,737	$(2,775)	$5,962	$10,206	$(9,553)	$6,615
Shutdown costs	—	203	(203)	—	5,800	(5,800)	—
Lease obligations after shutdown	—	491	(14)	477	(40)	(363)	74
Settlement of contracts	—	—	—	—	3,788	(3,788)	—
Other	—	971	(918)	53	3,842	(3,888)	7

Subtotal	$—	$10,402	$(3,910)	$6,492	$23,596	$(23,392)	$6,696

Noncash charges:
Write-down of assets		3,093			13,099
Gain on sale of facility		—			(1,695)

Total charges		$13,495			$35,000

      Activity for 2004 and 2003 with respect to facility closing and reorganization costs for exit plans approved before January 1, 2003, which was accounted for under EITF 94-3, is summarized below:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,	Charges/		December 31,	Charges/		December 31,
	2002	(Gain)	Payments	2003	(Gain)	Payments	2004

	(In thousands)
Cash charges:
Workforce reduction costs	$3,882	$234	$(2,673)	$1,443	$(245)	$(805)	$393
Shutdown costs	1,657	(7)	(1,093)	557	54	(324)	287
Lease obligations after shutdown	668	—	(660)	8	—	(8)	—
Other	786	(290)	(212)	284	32	(82)	234

Subtotal	$6,993	(63)	$(4,638)	$2,292	(159)	$(1,219)	$914

Noncash charges:
Gain on sale of facility		(1,645)			(146)

Total charges		$(1,708)			$(305)

      Acquired Facility Closing and Other Exit Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain facilities and activities of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During 2004, we accrued costs to close two Dairy Group facilities acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004, as well as to exit certain acquired contractual obligations. During 2003, we accrued costs related to the closing of an ice cream facility acquired in July 2003 by our Dairy Group. One facility was closed in connection with our acquisition of Marie’s in May 2002 and several facilities were closed in connection with our acquisition of Legacy Dean.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
Also during 2004, we recorded certain adjustments to reduce our acquisition liability by approximately $1.7 million related to exit activities in our Specialty Foods Group segment. The liabilities were recorded as part of our overall integration and efficiency efforts related to our acquisition of the former Dean Foods Company. These adjustments reduced goodwill.
      Activity with respect to these acquisition liabilities for 2004 is summarized below:

	Accrued				Accrued
	Charges at				Charges at
	December 31,				December 31,
	2003	Accruals	Payments	Adjustments	2004

	(In thousands)
Workforce reduction costs	$2,871	$2,403	$(2,668)	$(474)	$2,132
Shutdown and exit costs	6,317	82,271	(4,020)	(1,263)	83,305

Total	$9,188	$84,674	$(6,688)	$(1,737)	$85,437

      Activity with respect to these acquisition liabilities for 2003 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			December 31,
	2002	Accruals	Payments	2003

	(In thousands)
Workforce reduction costs	$9,002	$100	$(6,231)	$2,871
Shutdown and exit costs	11,637	500	(5,820)	6,317

Total	$20,639	$600	$(12,051)	$9,188

16.	OTHER OPERATING (INCOME) EXPENSE
      In the fourth quarter of 2004 we recognized a $5.9 million gain primarily related to the settlement of litigation.
      In the third quarter of 2003, we recognized a gain on the sale of our frozen pre-whipped topping and frozen creamer operations of $66.2 million. During the fourth quarter of 2003, we recognized $2.5 million of other operating income as a result of certain contingencies related to the divestiture of 11 facilities in 2001 being favorably resolved.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2004	2003	2002

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$160,886	$182,825	$224,561
Cash paid for taxes	27,453	19,788	44,738
Noncash transactions:
Exchange of trust issued preferred securities	—	582,986	—

18.	COMMITMENTS AND CONTINGENCIES
      Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from 1 to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $129.1 million, $121.2 million and $124.5 million for 2004, 2003 and 2002, respectively.
      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31

	2004	2003

	(In thousands)
Buildings and improvements	$851	$707
Machinery and equipment	7,192	1,940
Other	228	—
Less accumulated amortization	(774)	(779)

	$7,497	$1,868

      We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including organic soybeans, organic raw milk and cucumbers. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments at December 31, 2004, under non-cancelable capital leases and operating leases with terms in excess of one year and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations

	(In thousands)
2005	$1,466	$100,617	$325,652
2006	1,298	83,821	55,193
2007	1,093	71,350	20,622
2008	911	60,163	18,784
2009	881	56,090	16,941
Thereafter	10,014	116,289	47,917

Total minimum lease payments	15,663	$488,330	$485,109

Less amount representing interest	(9,340)

Present value of capital lease obligations	$6,323

      Contingent Obligations Related to Milk Supply Arrangements — On December  21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other suppliers or producers expire.
      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/ or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. In the case of the sale of our Puerto Rico operations, we were required to post collateral, including one surety bond and one letter of credit, to secure our obligation to satisfy the retained known liabilities and to fulfill our indemnification obligation. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.
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
      Litigation, Investigations and Audits — We are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2004 and 2003. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.
      We have senior notes with an aggregate face value of $700 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2004. These notes were issued by Legacy Dean prior to our acquisition of Legacy Dean, and had a fair market value of $737.2 million at December 31, 2004.
      We have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments and our senior notes were determined based on fair values for similar instruments with similar terms. The following table presents the carrying value and fair value of our senior notes and interest rate agreements at December 31:

	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value
	of Liability	of Liability	of Liability	of Liability

	(In thousands)
Senior notes	$664,696	$737,188	$660,663	$699,234
Interest rate agreements	17,061	17,061	48,368	48,368
20.     SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
      We currently have three reportable segments: the Dairy Group, WhiteWave Foods Company and the Specialty Foods Group.
      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic milk, juice and other products; International Delight coffee creamers; and LAND O’LAKES fluid and cultured products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006.
      Prior to 2004, we had a Morningstar Foods division that manufactured, marketed and sold all of our nationally branded products except for our soy products, and also manufactured and sold private label dairy products. Effective January 1, 2004, we (1) shifted all of Morningstar Foods’ private label sales and all of its manufacturing operations to the Dairy Group, (2) formed the Dean National Brand Group, and (3) transferred Morningstar Foods’ branded business to the Dean National Brand Group. As a result of this

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reorganization, we implemented a new segment reporting structure effective January 1, 2004. All periods prior to 2004 have been restated to reflect our new segment reporting structure.
      The Dairy Group, which now manufactures a portion of WhiteWave Foods Company’s products, transfers finished products to WhiteWave Foods Company at or near cost. A small percentage of our WhiteWave Foods Company’s products (approximately $50.6 million and $23.7 million in 2004 and 2003, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to our facilities that manufacture WhiteWave Foods Company’s products (except for two manufacturing facilities which are owned and operated by White Wave) are reported as part of the Dairy Group, while intangibles and any associated amortization related to WhiteWave Foods Company’s brands are reported as part of WhiteWave Foods Company.
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and one of the largest manufacturers and sellers of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as sauces and puddings.
      Our International Group, which does not qualify as a reportable segment, manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.
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

	2004	2003	2002(1)

	(In thousands)
Net sales to external customers:
Dairy Group	$8,646,387	$7,542,102	$7,600,985
WhiteWave Foods Company	1,188,401	713,425	517,304
Specialty Foods Group	676,768	684,207	673,604
Corporate/ Other	310,729	244,882	199,571

Total	$10,822,285	$9,184,616	$8,991,464

Intersegment sales:
Dairy Group	$56,844	$27,982	$4,711
WhiteWave Foods Company	7,483	1,618	511
Specialty Foods Group	3,594	10,692	16,287

Total	$67,921	$40,292	$21,509

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004	2003	2002(1)

	(In thousands)
Operating income:
Dairy Group	$594,462	$641,020	$592,455
WhiteWave Foods Company	118,400	33,575	59,198
Specialty Foods Group	68,426	101,292	98,874
Corporate/ Other	(85,599)	(66,834)	(68,870)

Segment operating income	695,689	709,053	681,657
Facility closing and reorganization costs	34,695	11,787	19,050
Other operating income	(5,899)	(68,719)	—

Total	666,893	765,985	662,607
Other (income) expense:
Interest expense and financing charges	204,770	195,298	231,263
Equity in (earnings) loss of unconsolidated affiliates	—	(244)	7,899
Other (income) expense, net	(253)	(2,625)	2,660

Consolidated income from continuing operations before tax	$462,376	$573,556	$420,785

Depreciation and amortization:
Dairy Group	$177,720	$154,812	$138,450
WhiteWave Foods Company	9,905	1,793	1,113
Specialty Foods Group	16,126	14,505	14,101
Corporate/ Other	19,796	20,775	20,330

Total	$223,547	$191,885	$173,994

Assets:
Dairy Group	$5,397,694	$5,207,262	$5,213,748
WhiteWave Foods Company	1,219,210	638,788	272,486
Specialty Foods Group	604,687	635,321	617,210
Corporate/ Other	534,777	511,165	478,822

Total	$7,756,368	$6,992,536	$6,582,266

Capital expenditures:
Dairy Group	$270,682	$245,078	$222,359
WhiteWave Foods Company	27,969	12,714	1,899
Specialty Foods Group	21,905	18,511	11,176
Corporate/ Other	35,580	15,359	6,548

Total	$356,136	$291,662	$241,982

(1)	Balances for 2002 have been restated to remove our Puerto Rico operations, which have been reclassified as discontinued operations.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic Information

	Net Sales			Long-Lived Assets

	2004	2003	2002(1)	2004	2003	2002

	(In thousands)
United States	$10,461,706	$8,939,734	$8,791,893	$5,915,413	$5,429,202	$5,137,695
Europe	360,579	244,882	199,571	244,531	162,453	126,984

Total	$10,822,285	$9,184,616	$8,991,464	$6,159,944	$5,591,655	$5,264,679

(1)	Net sales for 2002 have been restated to remove to our Puerto Rico operations, which has been reclassified as discontinued operations.
      Major Customers — Our Dairy Group and Specialty Foods Group segments each had one customer that represented greater than 10% of their 2004 sales. Approximately 13.1% of our consolidated 2004 sales were to that same customer. In addition, our International Group had three customers that represented greater than 10% of their 2004 sales. Each of these customers represented less than 1% of our consolidated sales.

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of our unaudited quarterly results of operations for 2004 and 2003.

	Quarter

	First	Second	Third	Fourth

	(In thousands, except share data)
2004
Net sales	$2,452,151	$2,806,564	$2,772,495	$2,791,075
Gross profit	612,445	638,198	644,813	669,073
Net income(1)(2)	69,240	77,073	40,192	98,869
Earnings per common share(3):
Basic	0.44	0.49	0.26	0.66
Diluted	0.43	0.47	0.25	0.64
2003
Net sales	$2,144,878	$2,222,572	$2,306,848	$2,510,318
Gross profit	571,233	601,153	593,537	610,486
Net income(4)(5)	63,209	83,789	122,162	86,543
Earnings per common share(3):
Basic	0.49	0.60	0.79	0.56
Diluted	0.43	0.54	0.76	0.54

(1)	The results for the first, third and fourth quarters include facility closing and reorganization costs, net of tax, of $4.7 million, $12.5 million, and $3.8 million, respectively.

(2)	The results for the third quarter of 2004 include a charge of $21.2 million, net of tax, related to the early extinguishment of debt. The results for the fourth quarter of 2004 include other operating income related to the settlement of litigation of $3.8 million, net of taxes.

(3)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	The results for the first, second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $(1.0) million, $1.9 million, $1.3 million and $5.2 million, respectively.

(5)	The results for the third and fourth quarters include a gain on sale of the frozen pre-whipped topping and frozen creamer operations and income related to the divestiture of 11 facilities in 2001 of $40.9 million, net of tax, and $1.8 million net of tax, respectively.

22.	RELATED PARTY TRANSACTIONS
      Real Property Lease — We lease the land for our Franklin, Massachusetts facility from a partnership in which Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) Our lease payments were $700,000 in 2004, 2003 and 2002.
      Minority Interest in Consolidated Container Holding Company — We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an approximately 99% interest. Alan Bernon, Chief Operating Officer of the Northeast region of our Dairy Group and a member of our Board of Directors, and his brother, Peter Bernon, collectively own less than 1% of Franklin Plastics, Inc. We spent approximately $235.5 million, $167.9 million and $128.7 million on products purchased from CCC for the years ended December 31, 2004, 2003 and 2002, respectively. In the fourth quarter of 2004 we purchased equipment previously owned and operated by CCC totaling $3.2 million.
      Aircraft Leases — On March 24, 2003, the independent members of our Board of Directors voted to purchase two companies from Gregg Engles (our Chief Executive Officer and Chairman of our Board of Directors) and Pete Schenkel (President of our Dairy Group and also a member of our Board of Directors). The companies owned two aircraft which we previously leased from them. As consideration for the purchase of the lessor companies from Messrs. Engles and Schenkel, we assumed the indebtedness that the lessor entities incurred to finance the purchase of the aircraft. No other consideration was paid to Mr. Engles or Mr. Schenkel, directly or indirectly. The aggregate principal balance of the indebtedness that we assumed was approximately $9.6 million, which approximated the then-current fair market value of the aircraft. Because the market value of the assets we acquired in the transaction was equal to the value of the liabilities that we assumed, there was no income statement impact related to the transaction. Prior to the acquisition, we paid the companies a combined total of $2.1 million during 2002 under the aircraft lease agreements.

23.	SUBSEQUENT EVENTS (unaudited)
      Tax Free Spin-Off of Specialty Foods Group — On January 27, 2005, we announced our intent to pursue a tax-free spin-off of our Specialty Foods Group. The spin-off will create a publicly-traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of over $700 million. Also effective January 27, 2005, we hired a management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      As part of the spin-off, we intend to transfer our Mocha Mix® non-dairy creamer, Second Nature® egg substitute and foodservice dressings businesses to the Specialty Foods Group from WhiteWave Foods Company and our Dairy Group.
      The spin-off is intended to take the form of a tax-free distribution to our shareholders of a new publicly-traded stock, which we expect to be listed on the New York Stock Exchange. We expect the spin-off to be completed in the third quarter of 2005, subject to confirmation by the Internal Revenue Service of the tax-free nature of the transaction, registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Receivables-Backed Facility Amendment — On January 3, 2005, we amended our receivables-backed loan pursuant to which (1) Horizon Organic and White Wave became parties to the facility, (2) the facility borrowing limit was increased to $600 million from $500 million and (3) the facility termination date was extended to November 17, 2007.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report, our Disclosure Controls were effective at the reasonable assurance level. In the fourth quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10.	Directors and Executive Officers
      Incorporated herein by reference to our proxy statement (to be filed) for our May 24, 2005 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      Incorporated herein by reference to our proxy statement (to be filed) for our May 24, 2005 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated herein by reference to our proxy statement (to be filed) for our May 24, 2005 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference to our proxy statement (to be filed) for our May 24, 2005 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      Incorporated herein by reference to our proxy statement (to be filed) for our May 24, 2005 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Financial Statements
      The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:
Financial Statement Schedules
      Report of Independent Registered Public Accounting Firm
      Schedule II — Valuation and Qualifying Accounts
Exhibits
      See Index to Exhibits.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and
Chief Accounting Officer
Dated March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregg L. Engles Gregg L. Engles	Chief Executive Officer and Chairman of the Board	March 16, 2005

/s/ Barry A. Fromberg Barry A. Fromberg	Executive Vice President and Chief Financial Officer	March 16, 2005

/s/ Ronald L. McCrummen Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2005

/s/ Alan Bernon Alan Bernon	Director	March 16, 2005

/s/ Lewis M. Collens Lewis M. Collens	Director	March 16, 2005

/s/ Tom Davis Tom Davis	Director	March 16, 2005

/s/ Stephen L. Green Stephen L. Green	Director	March 16, 2005

/s/ Janet Hill Janet Hill	Director	March 16, 2005

/s/ Joseph S. Hardin, Jr. Joseph S. Hardin, Jr.	Director	March 16, 2005

/s/ Ron Kirk Ron Kirk	Director	March 16, 2005

/s/ John S. Llewellyn, Jr. John S. Llewellyn, Jr.	Director	March 16, 2005

S-1

Name	Title	Date

/s/ John Muse John Muse	Director	March 16, 2005

/s/ Hector M. Nevares Hector M. Nevares	Director	March 16, 2005

/s/ P. Eugene Pender P. Eugene Pender	Director	March 16, 2005

/s/ Pete Schenkel Pete Schenkel	Director	March 16, 2005

/s/ Jim Turner Jim Turner	Director	March 16, 2005

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Dean Foods Company
Dallas, Texas
      We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated March 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2002 in the method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standard No. 142); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
Deloitte & Touche LLP
Dallas, Texas
March 14, 2005

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
      Allowance for doubtful accounts deducted from accounts receivable:

	Balance				Recoveries	Write-Off of
	Beginning	Charged to			of Accounts	Uncollectible	Balance
Year	of Year	Income	Acquisitions	Dispositions	Written Off	Accounts	End of Year

	(In thousands)
2002	$28,151	$18,985	$1,716	$38	$1,129	$15,626	$34,317
2003	34,317	8,143	881	—	1,733	12,390	32,684
2004	32,684	(752)	2,052	—	2,251	12,012	24,233

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
3.2		—	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12755)).
4.1		—	Specimen of Common Stock Certificate (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
4.2		—	Registration Rights Agreement (incorporated by reference from our Registration Statement on Form S-1 (File No. 333-1858)).
4.3		—	Rights Agreement dated March 6, 1998 among us and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate (incorporated by reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
4.4		—	Amendment No. 1 to Rights Agreement dated May 26, 2004 by and between us and The Bank of New York, as rights agent (incorporated by reference from our Current Report on Form 8-K dated May 27, 2004 (Filed No. 1-12755)).
*10	.1	—	Seventh Amended and Restated 1997 Stock Option and Restricted Stock Plan (filed herewith).
*10	.2	—	Third Amended and Restated 1989 Dean Foods Stock Awards Plan (filed herewith).
*10	.3	—	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
*10	.4	—	Post-2004 Executive Deferred Compensation Plan (filed herewith).
*10	.5	—	Fourth Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
*10	.6	—	Executive Incentive Compensation Plan (filed herewith).
*10	.8	—	Supplemental Executive Retirement Plan (filed herewith).
*10	.9	—	Description of Compensation Arrangements for Executive Officers (filed herewith).
*10	.10	—	Summary of Compensation Paid to Non-Employee Directors (filed herewith).
*10	.11	—	Form of stock option award agreement for awards to executive officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12755)).
*10	.12	—	Form of stock unit award agreement for awards to executive officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12755)).
*10	.13	—	Employment Agreement dated January 27, 2005 between Treehouse Foods, Inc. (our wholly-owned subsidiary) and Sam K. Reed (filed herewith).
*10	.14	—	Employment Agreement dated January 27, 2005 between Treehouse Foods, Inc. (our wholly-owned subsidiary) and David B. Vermylen (filed herewith).
*10	.15	—	Employment Agreement dated January 27, 2005 between Treehouse Foods, Inc. (our wholly-owned subsidiary) and E. Nichol McCully (filed herewith).
*10	.16	—	Employment Agreement dated January 27, 2005 between Treehouse Foods, Inc. (our wholly-owned subsidiary) and Thomas E. O’Neill (filed herewith).
*10	.17	—	Employment Agreement dated January 27, 2005 between Treehouse Foods, Inc. (our wholly-owned subsidiary) and Harry J. Walsh (filed herewith).
*10	.18	—	Form of Change in Control Agreement for certain of our executive officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
*10	.19	—	Form of Change in Control Agreement for certain executive and other senior officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).

Exhibit
Number			Description

*10	.20	—	Form of Change in Control Agreement for certain other officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
10.21		—	Stockholders Agreement dated July 31, 1997 among us, Franklin Plastics, Peter M. Bernon and Alan J. Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).
10.22		—	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings, LLC (incorporated by reference from our Current Report on Form 8-K dated July 19, 1999, (File No. 1-12755)).
10.23		—	Amended and Restated Credit Agreement among us and our senior lenders (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12755)).
10.24		—	Third Amended and Restated Receivables Purchase Agreement related to our receivables-backed loan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
10.25		—	First Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
10.26		—	Second Amendment to Third Amended and Restated Receivables Purchase Agreement (filed herewith).
10.27		—	Third Amendment to Third Amended and Restated Receivables Purchase Agreement (filed herewith).
10.28		—	Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated November 22, 2004 (File No. 1-12755)).
10.29		—	Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated January 7, 2005 (File No. 1-12755)).
10.30		—	Stockholders Agreement dated January 27, 2005 between us, TreeHouse Foods, Inc. (our wholly-owned subsidiary), Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill and Harry J. Walsh regarding their investments in our Specialty Foods Group (filed herewith).
10.31		—	Form of Subscription Agreements entered into between TreeHouse Foods, Inc. (our wholly-owned subsidiary) and each of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill and Harry J. Walsh regarding their investments in our Specialty Foods Group (filed herewith).
21		—	List of Subsidiaries (filed herewith).
23.1		—	Consent of Deloitte & Touche LLP (filed herewith).
31.1		—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management or compensatory contract