Form 10-Q
period 2005-03-31
DEAN FOODS CO/
filed 2005-05-10
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005

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
     As of May 6, 2005 the number of shares outstanding of each class of common stock was: 150,494,779
Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,108	$27,572
Receivables, net	841,373	861,759
Inventories	492,091	479,981
Deferred income taxes	150,951	150,151
Prepaid expenses and other current assets	59,226	76,961

Total current assets	1,572,749	1,596,424
Property, plant and equipment	1,952,506	1,946,992
Goodwill	3,484,797	3,490,129
Identifiable intangible and other assets	724,958	722,823

Total	$7,735,010	$7,756,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$963,002	$925,199
Income taxes payable	37,013	40,000
Current portion of long-term debt	145,670	141,227

Total current liabilities	1,145,685	1,106,426
Long-term debt	2,958,844	3,116,032
Deferred income taxes	551,002	531,242
Other long-term liabilities	335,777	341,531
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, none issued
Common stock, 150,275,812 and 149,222,997 shares issued and outstanding, with a par value of $0.01 per share	1,503	1,492
Additional paid-in capital	1,330,481	1,308,172
Retained earnings	1,425,829	1,359,632
Accumulated other comprehensive income (loss)	(14,111)	(8,159)

Total stockholders’ equity	2,743,702	2,661,137

Total	$7,735,010	$7,756,368

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended
	March 31

	2005	2004

	(unaudited)
Net sales	$2,743,228	$2,452,151
Cost of sales	2,085,264	1,839,706

Gross profit	657,964	612,445
Operating costs and expenses:
Selling and distribution	402,304	361,023
General and administrative	96,542	90,271
Amortization of intangibles	2,102	1,176
Facility closing and reorganization costs	6,937	7,573

Total operating costs and expenses	507,885	460,043

Operating income	150,079	152,402
Other (income) expense:
Interest expense	42,612	42,501
Other (income) expense, net	(171)	(1,485)

Total other expense	42,441	41,016

Income before income taxes	107,638	111,386
Income taxes	41,441	42,146

Net income	$66,197	$69,240

Average common shares:
Basic	149,821,582	156,105,471
Diluted	155,662,980	162,730,286
Earnings per common share:
Basic	$0.44	$0.44
Diluted	0.43	0.43
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31

	2005	2004

	(unaudited)
Cash flows from operating activities:
Net income	$66,197	$69,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,526	54,802
Loss (gain) on disposition of assets	803	(638)
Write-down of impaired assets	478	2,194
Deferred income taxes	15,703	16,704
Tax savings on equity compensation	5,245	11,763
Other	(1,704)	1,574
Changes in operating assets and liabilities, net of acquisitions:
Receivables	13,284	10,946
Inventories	(12,124)	(42,420)
Prepaid expenses and other assets	17,975	3,752
Accounts payable and accrued expenses	41,979	(11,306)
Income taxes payable	(5,233)	(26,084)

Net cash provided by operating activities	201,129	90,527
Cash flows from investing activities:
Additions to property, plant and equipment	(66,608)	(71,306)
Cash outflows for acquisitions and investments	(1,702)	(305,446)
Proceeds from sale of fixed assets	3,364	3,221

Net cash used in investing activities	(64,946)	(373,531)
Cash flows from financing activities:
Proceeds from issuance of debt	30,561	273,528
Repayment of debt	(182,253)	(43,162)
Payment of deferred financing costs	(31)	(100)
Issuance of common stock, net of expenses	17,076	37,882
Redemption of common stock	—	(5,163)

Net cash provided by (used in) financing activities	(134,647)	262,985

Increase (decrease) in cash and cash equivalents	1,536	(20,019)
Cash and cash equivalents, beginning of period	27,572	47,143

Cash and cash equivalents, end of period	$29,108	$27,124

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form  10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended March 31, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 16, 2005).
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $298.6 million and $268.2 million for the first three months of 2005 and 2004, respectively.
      Stock-Based Compensation — We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Compensation expense for grants of stock units is recognized over the vesting period. See Note 5 for more information about our stock option and stock unit programs. Had compensation expense been determined for stock option grants using fair value methods provided for in

SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended
	March 31

	2005	2004

	(In thousands, except
	share data)
Net income, as reported	$66,197	$69,240
Add: Stock-based compensation expense included in net income, net of tax	1,424	906
Less: Stock-based employee compensation, determined under fair value-based methods for all awards, net of income tax benefit	(6,152)	(8,704)

Pro forma net income	$61,469	$61,442

Net income per share:
Basic — as reported	$0.44	$0.44
Basic — pro forma	0.41	0.39
Diluted — as reported	0.43	0.43
Diluted — pro forma	0.39	0.38
Stock option share data:
Stock options granted during period	1,746,530	2,054,690
Weighted-average option fair value	$8.99	$8.75
      The fair value of each stock option grant is calculated using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended
	March 31

	2005	2004

Expected volatility	25%	25%
Expected dividend yield	0%	0%
Expected option term	4.5 years	5 years
Risk-free rate of return	3.63% to 4.26%	2.98%
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the first quarter of 2006. We are still evaluating the impact of SFAS No. 123(R) on our Consolidated Financial Statements and have not yet determined the transition method we will apply when we adopt the statement. Refer to the section “Stock-Based Compensation” in this Note for an illustration of the pro-forma impact of expensing our stock options in the historical periods.
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

2.	Inventories

	March 31,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$199,490	$192,796
Finished goods	292,601	287,185

Total	$492,091	$479,981

      Approximately $68.2 million and $88.2 million of our inventory was accounted for under the LIFO method of accounting at March 31, 2005 and December 31, 2004, respectively. Our LIFO reserve was $4.6 million and $4 million at March 31, 2005 and December 31, 2004, respectively.

3.	Intangible Assets
      Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

		WhiteWave	Specialty
		Foods	Foods
	Dairy Group	Company	Group	Other	Total

	(In thousands)
Balance at December 31, 2004	$2,442,968	$634,682	$306,473	$106,006	$3,490,129
Purchase accounting adjustments	380	214	—	—	594
Currency changes and other	—	—	—	(5,926)	(5,926)

Balance at March 31, 2005	$2,443,348	$634,896	$306,473	$100,080	$3,484,797

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$582,457	$(14,274)	$568,183	$583,402	$(14,274)	$569,128
Intangible assets with finite lives:
Customer-related	98,958	(21,071)	77,887	98,842	(18,886)	79,956

Total	$681,415	$(35,345)	$646,070	$682,244	$(33,160)	$649,084

      Amortization expense on intangible assets for the three months ended March 31, 2005 and 2004 was $2.2 million and $1.2 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$8.4 million
2007	8.3 million
2008	8.1 million
2009	7.9 million
2010	7.6 million

4.	Long-Term Debt

	March 31, 2005		December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Senior credit facility	$1,856,200	4.26%	$2,031,100	3.72%
Subsidiary debt obligations:
Senior notes	665,757	6.625-8.15	664,696	6.625-8.15
Receivables-backed loan	519,200	3.38	500,000	2.83
Other lines of credit	38,496	2.74	30,750	2.64
Capital lease obligations and other	24,861		30,713

	3,104,514		3,257,259
Less current portion	(145,670)		(141,227)

Total	$2,958,844		$3,116,032

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At March 31, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $356.2 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $129.3 million were issued but undrawn. At March 31, 2005, approximately $1.01 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 62.5 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 75 to 187.5 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.26% at March 31, 2005. However, we had interest rate swap agreements in place that hedged $775 million of our borrowings under the senior credit facility at an average rate of 4.96%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of the former Dean Foods Company’s (“Legacy Dean’s”) subsidiaries, and the real property owned by Legacy Dean and its subsidiaries.
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
      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$99.7 million ($100 million face value), at 6.75% interest, maturing in June 2005;

•	$250.3 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$188.5 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$127.3 million ($150 million face value), at 6.9% interest, maturing in 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We have entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of 2005, we made net borrowings of $19.2 million on this facility leaving an outstanding balance of $519.2 million at March 31, 2005. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 3.38% at March 31, 2005. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At March 31, 2005 there was remaining availability of $9 million under this facility. On January 3, 2005, we amended our receivables-backed facility to increase the borrowing limit to $600 million from $500 million and extended the facility termination date to November 17, 2007.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At March 31, 2005, $38.5 million was outstanding under these lines of credit at an average interest rate of 2.74%.
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
      The following table summarizes our various interest rate agreements in effect at both March 31, 2005 and December 31, 2004:

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
      As of March 31, 2005 and December 31, 2004 our derivative asset and liability balances were:

	March 31,	December 31,
	2005	2004

	(In thousands)
Current derivative asset	$205	$—
Long-term derivative asset	1,777	—

Total derivative asset	$1,982	$—

Current derivative liability	$(8,442)	$(14,993)
Long-term derivative liability	(1,243)	(2,069)

Total derivative liability	$(9,685)	$(17,062)

      There was no hedge ineffectiveness for the three months ended March 31, 2005. Approximately $3 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the three months ended March 31, 2005. We estimate that approximately $5.1 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counter parties to our interest rate swap agreements are major financial institutions.

5.	Stockholders’ Equity
      Stock Award Plans — The following table summarizes stock option activity during the first quarter of 2005 under our stock-based compensation programs:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2004	16,847,721	$20.32
Options granted during first quarter(1)	1,746,530	32.13
Options canceled or forfeited during first quarter(2)	(46,586)	22.12
Options exercised during first quarter	(831,217)	17.46

Options outstanding at March 31, 2005	17,716,448	21.59

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.
      We issued 8,552 shares of restricted stock during the first quarter of 2005 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.
      In addition to stock options, we issue stock units to certain key employees and directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. The following table summarizes the status of our stock unit compensation program:

	Employees	Directors	Total

Stock units outstanding at December 31, 2004	950,500	50,150	1,000,650
Stock units issued during first quarter	390,050	—	390,050
Shares issued during first quarter upon vesting of stock units	(150,314)	—	(150,314)
Stock units cancelled during first quarter	(50,966)	—	(50,966)

Outstanding at March 31, 2005	1,139,270	50,150	1,189,420

Weighted average fair value	$29.34	$34.99	$29.57
Compensation expense (in thousands)	$2,155	$161	$2,316
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

	Three Months Ended
	March 31

	2005	2004

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income	$66,197	$69,240
Denominator:
Average common shares	149,821,582	156,105,471
Basic EPS	$0.44	$0.44

Diluted EPS computation:
Numerator:
Net income	$66,197	$69,240
Denominator:
Average common shares — basic	149,821,582	156,105,471
Stock option conversion(1)	4,689,419	5,617,341
Stock units	1,151,979	1,007,474

Average common shares — diluted	155,662,980	162,730,286

Diluted EPS	$0.43	$0.43

(1)	Stock option conversion excludes 127,111 anti-dilutive shares for the three months ended March 31, 2005. There were no anti-dilutive shares for the three months ended March 31, 2004.

6.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $60.2 million for the three months ended March 31, 2005. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2005 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income (loss),
December 31, 2004	$(37,423)	$29,264	$(8,159)
Cumulative translation adjustment arising during period	(10,963)	—	(10,963)
Net change in fair value of derivative instruments	4,707	(1,616)	3,091
Amounts reclassified to income statement related to derivatives	4,656	(1,630)	3,026
Minimum pension liability adjustment	(1,624)	518	(1,106)

Accumulated other comprehensive income (loss), March 31, 2005	$(40,647)	$26,536	$(14,111)

7.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months
	Ended March 31

	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$843	$783
Interest cost	4,351	4,401
Expected return on plan assets	(3,670)	(3,337)
Amortizations:
Unrecognized transition obligation	27	(1)
Prior service cost	177	191
Unrecognized net loss	453	426
Effect of settlement	476	476

Net periodic benefit cost	$2,657	$2,939

      We expect to contribute $33.7 million to the pension plans during 2005.
      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended March 31

	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$282	$262
Interest cost	311	319
Amortizations:
Prior service cost	(52)	(17)
Unrecognized net loss	85	85

Net periodic benefit cost	$626	$649

      We expect to contribute $1.8 million to the postretirement health plans during 2005.

8.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $6.9 million and $7.7 million during the first three months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	Consolidation of certain administrative functions in the Midwest and Southwest regions of our Dairy Group; and

•	Previously announced plans including reorganizing our WhiteWave Foods Company; closing Dairy Group manufacturing facilities in Madison, Wisconsin and South Gate, California; and closing a Specialty Foods Group manufacturing facility in Benton Harbor, Michigan.
      We expect to incur additional charges related to these restructuring plans of approximately $5.8 million, including approximately $800,000 in work force reduction costs and approximately $5 million in shutdown and other costs. Approximately $4.4 million and approximately $1.2 million of these additional charges are expected to be incurred by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of the WhiteWave Foods Company supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2005 was approximately $11.5 million. We are marketing these properties for sale.
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
      Activity for the first three months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			March 31,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$6,615	$4,967	$(3,333)	$8,249
Shutdown costs	—	354	(354)	—
Lease obligations after shutdown	74	157	(166)	65
Other	7	981	(981)	7

Subtotal	$6,696	6,459	$(4,834)	$8,321

Noncash charges:
Write-down of assets		478

Total charges		$6,937

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first three months of 2005 is summarized below:

	Accrued				Accrued
	Charges at				Charges at
	December 31,				March 31,
	2004	Accruals	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$2,132	$82	$(337)	$(19)	$1,858
Shutdown and exit costs	83,305	—	(662)	(974)	81,669

Total	$85,437	$82	$(999)	$(993)	$83,527

9.	Commitments and Contingencies
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
      Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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
      Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

10.	Business and Geographic Information and Major Customers
      We currently have three reportable segments: the Dairy Group, WhiteWave Foods Company and the Specialty Foods Group.
      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Effective January 1, 2005 we moved the marketing and sales responsibility for our Dean’s® Dips product line to our Dairy Group from WhiteWave Foods Company. Segment results for 2004 have been restated to reflect this change.
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products; Horizon Organic® milk, juice and other products; International Delight® coffee creamers; and LAND O’LAKES® creamers and cultured products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Inc., Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006.
      The Dairy Group, which manufactures a portion of WhiteWave Foods Company’s products, transfers finished products to WhiteWave Foods Company at or near cost. A small percentage of our WhiteWave Foods Company’s products (approximately $12.6 million and $9.8 million in 2005 and 2004, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the Dairy Group facilities that manufacture WhiteWave Foods Company’s products are reported as part of the Dairy Group, while intangibles and any associated amortization related to WhiteWave Foods Company’s brands are reported as part of WhiteWave Foods Company.
      Our Specialty Foods Group is the nation’s leading private label pickle processor, and the largest manufacturer and seller of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as sauces and puddings. On January 27, 2005 we announced our intent to pursue a spin-off of our Specialty Foods Group. We expect the spin-off to be complete in the third quarter of 2005.
      Our International Group, which does not qualify as a reportable segment, consists of our Leche Celta and Rachel’s Organic businesses. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells premium organic milk, yogurt and desserts in the United Kingdom. Effective January 1, 2005 the Rachel’s Organic business, which had historically been included with our WhiteWave Foods Company segment was moved to our International Group. Segment results for

2004 have been restated to reflect the Rachel’s Organic business in Corporate/ Other. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.
      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2004 Consolidated Financial Statements contained in our 2004 Annual Report on Form  10-K.
      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31

	2005	2004

	(In thousands)
Net sales to external customers:
Dairy Group	$2,196,448	$1,963,543
WhiteWave Foods Company	286,509	240,480
Specialty Foods Group	157,157	165,483
Corporate/ Other	103,114	82,645

Total	$2,743,228	$2,452,151

Intersegment sales:
Dairy Group	$20,299	$10,795
WhiteWave Foods Company	13,698	1,375
Specialty Foods Group	447	1,766

Total	$34,444	$13,936

Operating income:
Dairy Group	$149,780	$139,895
WhiteWave Foods Company	11,536	14,273
Specialty Foods Group	17,667	19,306
Corporate/ Other	(21,967)	(13,499)

Segment operating income	157,016	159,975
Facility closing and reorganization costs	(6,937)	(7,573)

Total	$150,079	$152,402

	March 31,	December 31,
	2005	2004

Assets:
Dairy Group	$5,403,362	$5,397,694
WhiteWave Foods Company	1,200,716	1,197,108
Specialty Foods Group	590,102	604,687
Corporate/ Other	540,830	556,879

Total	$7,735,010	$7,756,368

Geographic Information —

	Net Sales

	Three Months Ended		Long-Lived Assets
	March 31
			March 31,	December 31,
	2005	2004	2005	2004

		(In thousands)
United States	$2,640,114	$2,369,506	$5,917,728	$5,915,413
Europe	103,114	82,645	244,533	244,531

Total	$2,743,228	$2,452,151	$6,162,261	$6,159,944

      Significant Customers — Our Dairy Group and Specialty Foods Group segments each had a single customer that represented greater than 10% of their sales in the first quarter of 2005. Approximately 13.7% of our consolidated sales in the first quarter of 2005 were to this same customer. In addition, our International Group had a single customer that represented greater than 10% of their sales in the first quarter of 2005. This customer represented less than 1% of our consolidated sales during the first quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under customer private labels. Our WhiteWave Foods Company segment manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products including, for example: Silk® soymilk and cultured soy products; Horizon Organic® dairy products, juices and other products; International Delight® coffee creamers; Marie’s® refrigerated dips and dressings; and LAND O’ LAKES® creamers and cultured products. Our Specialty Foods Group is the leading private label pickle processor in the United States and a maker of a variety of other food products. In January 2005, we announced our intention to pursue a spin-off of our Specialty Foods Group segment to our shareholders. See “— Recent Developments — Spin-Off of Specialty Foods Group.” We also own the fourth largest dairy processor in Spain and an organic dairy business in the United Kingdom.
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 80% of our consolidated sales in the three months ended March 31, 2005. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of the products marketed and sold by WhiteWave Foods Company. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States.
      Effective January 1, 2005 we transferred the sales and marketing responsibilities for our Dean’s® Dips product line to our Dairy Group from WhiteWave Foods Company. Segment results for 2004 have been restated to reflect this change.
      WhiteWave Foods Company — WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Inc., Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006. WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy products, juices and other products; International Delight coffee creamers; and LAND O’LAKES creamers and cultured products. WhiteWave Foods Company also sells Sun Soy® soymilk; The Organic Cow of Vermont® organic dairy products; White Wave® and Tofu Town® branded tofu; Hershey’s® milks and milkshakes; Marie’s dips and dressings; and Naturally Yours® sour cream. We license the LAND O’LAKES and Hershey’s names from third parties.
      Specialty Foods Group — Our Specialty Foods Group is the nation’s leading private label pickle processor, and the largest manufacturer and seller of non-dairy powdered creamer in the United States. The Specialty Foods Group also manufactures and sells a variety of other foods, such as aseptic sauces and puddings. In January 2005 we announced our intention to pursue a spin-off of our Specialty Foods Group segment. See “— Recent Developments.”
      International Group — Our International Group, which consists of our Leche Celta and Rachel’s Organic businesses, does not qualify as a reportable segment. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells premium organic milk, yogurt and desserts in the United Kingdom. Effective January 1, 2005, our Rachel’s Organic Dairy business, which has historically been part of our WhiteWave Foods Company segment’s operations, was transferred to the International Group. Our segment discussion for 2004 has been restated to reflect the results of Rachel’s Organic Dairy business in our Corporate/ Other segment.
Recent Developments

Spin-Off of Specialty Foods Group
      On January 27, 2005, we announced our intent to pursue a spin-off of our Specialty Foods Group. The spin-off will create a publicly traded food manufacturing company serving the retail grocery and foodservice markets with approximately 1,800 employees and estimated 2005 net sales of approximately $700 million. Also effective January 27, 2005, we hired a management team, headed by Sam Reed, former CEO of Keebler Foods Company, to lead the new company. In conjunction with their employment, the management team made a cash investment of $10 million in the Specialty Foods Group, representing 1.7% ownership of the new business.
      As part of the spin-off, we intend to transfer our Mocha Mix® non-dairy creamer, Second Nature® egg substitute and foodservice salad dressings businesses to the Specialty Foods Group from WhiteWave Foods Company and our Dairy Group.
      The spin-off is intended to take the form of a tax-free distribution to our shareholders of a new publicly traded stock, which we expect to be listed on the New York Stock Exchange. We expect the spin-off to be completed in the third quarter of 2005, subject to registration of the new security with the Securities and Exchange Commission and other customary closing conditions.

Facility Closing and Reorganization Activities
      As part of our continued reorganization and cost reduction efforts in our Dairy Group, we closed one Dairy Group distribution facility in 2005.
      We recorded a total of approximately $6.9 million in facility closing and reorganization costs during the first three months of 2005, primarily related to plans announced in 2004. We expect to incur additional charges related to these restructuring plans of approximately $5.8 million, primarily in 2005. These charges include the following costs:

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
      See Note 8 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

		(Dollars in millions)
Net sales	$2,743.2	100.0%	$2,452.2	100.0%
Cost of sales	2,085.2	76.0	1,839.8	75.0

Gross profit	658.0	24.0	612.4	25.0
Operating costs and expenses:
Selling and distribution	402.3	14.7	361.0	14.7
General and administrative	96.6	3.5	90.2	3.7
Amortization of intangibles	2.1	0.1	1.2	0.1
Facility closing and reorganization costs	6.9	0.2	7.6	0.3

Total operating costs and expenses	507.9	18.5	460.0	18.8

Total operating income	$150.1	5.5%	$152.4	6.2%

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 11.9% to $2.74 billion during the first quarter of 2005 from $2.45 billion during the first quarter of 2004. Net sales by segment are shown in the table below.

	Quarter Ended March 31

			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

		(Dollars in millions)
Dairy Group	$2,196.4	$1,963.5	$232.9	11.9%
WhiteWave Foods Company	286.5	240.5	46.0	19.1
Specialty Foods Group	157.2	165.5	(8.3)	(5.0)
Corporate/ Other	103.1	82.7	20.4	24.8

Total	$2,743.2	$2,452.2	$291.0	11.9%

      The change in net sales was due to the following:

	Quarter Ended March 31, 2005 vs.
	Quarter Ended March 31, 2004

			Pricing, Volume	Total
		Foreign	and Product	Increase/
	Acquisitions	Exchange	Mix Changes	(Decrease)

	(Dollars in millions)
Dairy Group	$9.7	$—	$223.2	$232.9
WhiteWave Foods Company	9.2	—	36.8	46.0
Specialty Foods Group	—	—	(8.3)	(8.3)
Corporate/ Other	8.4	4.6	7.4	20.4

Total	$27.3	$4.6	$259.1	$291.0

      Net sales increased approximately $291 million during the first quarter of 2005 compared to the same period in the prior year primarily due to higher selling prices resulting from the pass-through of increased Class I raw milk costs. In addition, we benefited from the acquisitions of a small dairy in our Dairy Group segment; LAND O’ LAKES® East in our WhiteWave Foods Company segment; and Tiger Foods in our Corporate/ Other segment. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio increased to 76% in the first quarter of 2005 compared to 75% in the first quarter of 2004 due to increased raw material costs that affected all of our segments in the first quarter of 2005.
      Operating Costs and Expenses — Our operating expenses increased approximately $47.9 million during the first quarter of 2005 as compared to the same period in the prior year. Our operating expense ratio was 18.5% in the first quarter of 2005 compared to 18.8% during the first quarter of 2004. Operating expenses increased primarily due to (1) an increase in distribution costs of $30.4 million due primarily to increased volumes; (2) approximately $8.5 million of expenses related to our WhiteWave Foods Company reorganization, including $3.1 million of severance costs to a former employee; (3) approximately $3 million of expenses associated with the Specialty Foods Group spin-off; and (4) higher marketing expenses at WhiteWave Foods Company.
      Operating Income — Operating income during the first quarter of 2005 was $150.1 million, a decrease of $2.3 million from the first quarter of 2004 operating income of $152.4 million. Our operating margin in the first quarter of 2005 was 5.5% compared to 6.2% in the first quarter of 2004. Our operating margin decreased primarily as a result of higher raw material and distribution costs, and the effect of increased sales. See “— Results by Segment” for more information.
      Other (Income) Expense — Total other expense increased slightly to $42.4 million in the first quarter of 2005 compared to $41 million in the first quarter of 2004. Interest expense increased to $42.6 million in the first quarter of 2005 from $42.5 million in the first quarter of 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.5% in the first quarter of 2005 compared to 37.8% in the prior year. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

		(Dollars in millions)
Net sales	$2,196.4	100.0%	$1,963.5	100.0%
Cost of sales	1,682.0	76.6	1,478.8	75.3

Gross profit	514.4	23.4	484.7	24.7
Operating costs and expenses	364.6	16.6	344.8	17.6

Total segment operating income	$149.8	6.8%	$139.9	7.1%

      The Dairy Group’s net sales increased by approximately $232.9 million, or 11.9%, in the first quarter of 2005 versus the first quarter of 2004. The change in net sales from the first quarter of 2004 to the first quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$1,963.5
Acquisitions	9.7	0.5%
Volume	(2.1)	(0.1)
Pricing and product mix	225.3	11.5

2005 Net sales	$2,196.4	11.9%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw milk prices were approximately 36% higher in the first quarter of 2005 compared to the first quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2005 compared to the first quarter of 2004:

	Quarter Ended March 31*

	2005		2004		% Change

Class I raw skim milk mover(3)	$9.09	(1)	$6.66	(1)	36%
Class I butterfat mover(3)	1.86	(2)	1.53	(2)	22
Class II raw skim milk minimum(4)	7.34	(1)	6.64	(1)	11
Class II butterfat minimum(4)	1.75	(2)	1.92	(2)	(9)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2004, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group’s net sales also increased $9.7 million due to the acquisition of a small dairy in late 2004.
      Fluid milk volumes increased 1.2% during the first quarter of 2005. Approximately 70% of the Dairy Group’s sales during the quarter were fluid milk. This volume increase was offset by a decline in other products, primarily ice cream, resulting in an overall volume decline of 0.1% during the first quarter of 2005 compared to the first quarter of 2004. Ice cream volumes declined by approximately 11% during the quarter primarily because we sell our ice cream under private labels and local brands, and we believe we lost sales to nationally branded products.
      The Dairy Group’s cost of sales ratio was 76.6% in the first quarter of 2005 compared to 75.3% in the first quarter of 2004 primarily due to the increase in raw milk costs compared to the prior year. In addition increased resin costs negatively impacted cost of goods sold by approximately $15 million. Resin is the primary component used in our plastic bottles. Partly offsetting these increases was an approximately 9%

decline in Class II butterfat prices. Because monthly Class II butterfat prices are not announced by the government until after the end of the month, there is a lag between the time of a Class II butterfat price decrease and the effectiveness of a corresponding price decrease to our customers.
      The Dairy Group’s operating expense ratio decreased to 16.6% in the first quarter of 2005 from 17.6% in the first quarter of 2004, primarily due to the relatively smaller increase in operating expense dollars compared to the increase in sales dollars. Operating expense dollars increased approximately $19.8 million during the first quarter of 2005 compared to the first quarter of 2004, primarily due to an increase in distribution costs. Total distribution costs increased $15.4 million as a result of higher fuel prices, increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several small distributors in the fourth quarter of 2004. In addition, bad debt expense increased in the first quarter of 2005 primarily as a result of the bankruptcy of a large retail customer that added approximately $1.9 million to our bad debt expense.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

		(Dollars in millions)
Net sales	$286.5	100.0%	$240.5	100.0%
Cost of sales	192.2	67.1	164.4	68.4

Gross profit	94.3	32.9	76.1	31.6
Operating costs and expenses	82.8	28.9	61.8	25.7

Total segment operating income	$11.5	4.0%	$14.3	5.9%

      WhiteWave Foods Company’s net sales increased by $46 million, or 19.1%, in the first quarter of 2005 versus the first quarter of 2004. The change in net sales from the first quarter of 2004 to the first quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$240.5
Acquisitions	9.2	3.8%
Volume	19.8	8.2
Pricing and product mix	17.0	7.1

2005 Net sales	$286.5	19.1%

      The increase in sales was primarily due to increased volumes. Volume sales for WhiteWave Foods Company increased 8.2% in the first quarter of 2005 compared to the same period in the prior year due to the growth of our brands, particularly Silk and Horizon Organic.
      Price increases implemented in mid-2004 in response to higher commodity costs continued to impact sales during the first quarter of 2005. This increase was partially offset by a 7% increase in slotting fees, couponing and certain other promotional costs, which are recorded as reductions of sales.
      The cost of sales ratio for WhiteWave Foods Company decreased to 67.1% in the first quarter of 2005 from 68.4% in the first quarter of 2004 primarily due to the relatively smaller increase in cost of goods sold dollars compared to the increase in sales dollars. Cost of goods sold dollars increased $27.8 million primarily due to higher organic raw milk and organic soybean costs, and due to higher sales volumes.

      Operating expenses increased approximately $21 million in the first quarter of 2005 compared to the same period in the prior year primarily due to higher distribution costs. Distribution costs increased $13.8 million due to higher sales volumes and to a lesser extent, higher fuel costs. Also distribution costs were negatively impacted in the quarter due to certain temporary inefficiencies in our Horizon Organic distribution system due to an industry-wide shortage of organic raw milk that caused us to ship both organic raw milk and finished Horizon Organic product from more distant locations. We are working to secure additional sources of organic raw milk and improve our supply chain efficiency. We continue to add new organic milk supply.
      Marketing expenses for our brands were approximately 32% higher during the first quarter of 2005 compared to the same period in the prior year. We initiated certain advertising campaigns during the latter part of 2004 that continued into 2005. We also recorded severance costs of $3.1 million for a former employee. These increases were partly offset by a decline of $5 million related to the WhiteWave management earn-out that was expensed during the first quarter of 2004.

Specialty Foods Group —
      The key performance indicators of our Specialty Foods Group are sales dollars, gross profit and operating income.

	Quarter Ended March 31

	2005		2004

	Dollars	Percent	Dollars	Percent

		(Dollars in thousands)
Net sales	$157.2	100.0%	$165.5	100.0%
Cost of sales	122.6	78.0	128.7	77.8

Gross profit	34.6	22.0	36.8	22.2
Operating costs and expenses	16.9	10.7	17.5	10.5

Total segment operating income	$17.7	11.3%	$19.3	11.7%

      The Specialty Foods Group’s net sales decreased by $8.3 million, or 5%, in the first quarter of 2005 versus the first quarter of 2004. The change in net sales from the first quarter of 2004 to the first quarter of 2005 was due to the following:

	Dollars	Percentage

	(Dollars in millions)
2004 Net sales	$165.5
Volume	(8.6)	(5.2)%
Pricing and product mix	0.3	0.2

2005 Net sales	$157.2	(5.0)%

      The decrease in sales was due to the loss of nutritional beverage volumes resulting from our exit from this line of products in the fourth quarter of 2004.
      Cost of goods sold decreased approximately $6.1 million due to lower sales volumes. This decrease was partly offset by increased raw material costs, particularly casein and cheese, which were approximately $2 million higher than in the first quarter of 2004, and due to higher packaging costs of approximately $1 million.
      Operating expenses for the Specialty Foods Group decreased slightly to $16.9 million in the first quarter of 2005 versus $17.5 million in the first quarter of 2004. This decrease was primarily due to lower selling and marketing expenses of approximately $1.2 million related to reduced headcount and lower trade spending. This decrease was partly offset by approximately $700,000 of expenses related to the Specialty Foods Group spin-off.

Liquidity and Capital Resources

Historical Cash Flow
      During the first quarter of 2005, we met our working capital needs with cash flow from operations.
      Net cash provided by operating activities was $201.1 million for the first quarter of 2005 as contrasted to $90.5 million for the same period in 2004, an increase of $110.6 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which improved by $121 million in the first quarter of 2005 compared to the first quarter of the prior year. The improvement in working capital reflects the benefits of falling raw milk costs leading up to and during the first quarter of 2005 compared to the increasing costs we experienced in the first quarter of 2004.
      Net cash used in investing activities was $64.9 million in the first quarter of 2005 compared to $373.5 million in the first quarter of 2004, a decrease of $308.6 million. We used approximately $1.7 million for acquisitions in the first quarter of 2005 compared to $305.4 million in the first quarter of 2004.
      We repaid a net amount of $151.7 million of debt in the first quarter of 2005 in anticipation of the spin-off of Specialty Foods Group.

Current Debt Obligations
      At March 31, 2005, we had outstanding borrowings of $1.86 billion under our senior credit facility (compared to $2.03 billion at December 31, 2004), including $1.5 billion in term loan borrowings, and $356.2 million outstanding under the revolving credit facility. In addition, at March 31, 2005, there were $129.3 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.
      In addition to our senior credit facility, we also have a $600 million receivables-backed credit facility, which had $519.2 million outstanding at March 31, 2005 (compared to $500 million at December 31, 2004).
      Other indebtedness outstanding at March 31, 2005 included $700 million face value of outstanding indebtedness under senior notes issued by a subsidiary, $38.5 million under lines of credit at our Spanish subsidiary and approximately $25.1 million face value of capital lease and other obligations.
      See Note 4 to our Condensed Consolidated Financial Statements.
      The table below summarizes our obligations for indebtedness, purchase and lease obligations at March 31, 2005.

	Payments Due by Period

Indebtedness, Purchase &		4/1/05-	4/1/06-	4/1/07-	4/1/08-	4/1/09-
Lease Obligations	Total	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10	Thereafter

	(In millions)
Senior credit facility	$1,856.2	$—	$112.5	$225.0	$637.5	$881.2	$—
Senior notes(1)	700.0	100.0	—	250.0	—	200.0	150.0
Receivables-backed facility	519.2	—	—	519.2	—	—	—
Foreign line of credit	38.5	37.4	0.5	0.6	—	—	—
Capital lease obligations and other(1)	25.1	8.8	6.9	2.0	1.6	1.1	4.7
Purchasing obligations(2)	496.4	317.1	75.1	24.6	17.2	16.9	45.5
Operating leases	494.6	103.2	85.8	73.8	64.2	53.6	114.0
Interest payments(3)	304.7	90.3	61.0	32.1	23.6	19.2	78.5

Total	$4,434.7	$656.8	$341.8	$1,127.3	$744.1	$1,172.0	$392.7

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans, organic raw milk and cucumbers. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Only includes our fixed rate interest obligations, which consist of our senior notes and our interest rate swap agreements.

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
      For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.
      We expect to contribute approximately $33.7 million to the pension plans and approximately $1.8 million to the postretirement health plans in 2005.

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
      See Note 9 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements
      During 2005, we intend to invest a total of approximately $300 million to $325 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(In millions)
Dairy Group	$175 to $180
WhiteWave Foods Company	105 to 110
Specialty Foods Group	5 to 10
Other	15 to 25

Total	$300 to $325

      In 2005, we expect cash interest to be approximately $170 million based on current debt levels and cash taxes to be approximately $130 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of May 6, 2005, approximately $1.12 billion was available for future borrowings under our senior credit facility.
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
      In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. There can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.
      In 2004, our Dairy Group was adversely affected by extreme volatility in the prices of raw skim milk and butterfat. In 2005, we expect prices to be somewhat less volatile; however, we do not expect a significant decrease from the average prices incurred in 2004. Of course raw milk prices are difficult to predict and we change our forecasts frequently based on current market activity.
      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter increased significantly in 2004. We expect the average price to be somewhat lower in 2005 than the average price in 2004. Of course, like raw milk prices, bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity. We try to change our prices based on changes in the price of bulk cream, but sometimes we are competitively or contractually constrained. Therefore, increases in bulk cream prices can have an adverse effect on our results of operations.
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
      Another significant raw material used in our organic products is organic raw milk. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. In the first quarter of 2005 the industry-wide demand for organic raw milk exceeded supply resulting in our inability to fully meet customer demand. We believe, based on currently projected sales levels, that we have secured a sufficient supply of organic raw milk to meet our raw organic milk needs for the foreseeable future. However, should our need for organic raw milk exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we would be required to pay, if we could obtain supply at all, would likely be significantly higher. Also, as our contracts with farmers expire, we are generally required to agree to higher prices to renew as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic milk costs. For competitive reasons, WhiteWave Foods Company is not able to pass along price increases to customers as quickly as the Dairy Group.
      Specialty Foods Group — Many of the raw materials used by our Specialty Foods Group also rose to unusually high levels during 2004 and have remained high in 2005, including soybean oil, casein, cheese and packaging materials. High fuel costs have also had a negative impact on the Specialty Foods Group’s results. Prices for many of these raw materials and packaging materials used by the Specialty Foods Group are expected to remain high and in some cases increase in 2005. For competitive reasons, the Specialty Foods Group is not able to pass along increases in raw material and other input costs as quickly as the Dairy Group. Therefore, the current raw material environment is expected to continue to adversely affect the Specialty Foods Group’s financial results in 2005.

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

Tax Rate
      In the first quarter of 2005 our tax rate was 38.5% compared to 37.8% in the prior year. We estimate the effective tax for 2005 will approximate 38%. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.
      See “— Risk Factors” for a description of various other risks and uncertainties concerning our business.
Risk Factors
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.

Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In the third quarter of 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We have substantially completed the consolidation of the sales, marketing and research and development organization for the three companies. We expect to move to a new headquarters located in Broomfield, Colorado in the third quarter of 2005. The full integration of these businesses will be a lengthy process involving all aspects of the three company’s operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we also intend to bring in-house certain manufacturing activities that are currently being done by third parties. We expect the consolidation to be completed in 2006. This process presents a number of challenges and requires a significant amount of management’s attention. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
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

Spin-Off of Our Specialty Foods Group
      In January 2005, we announced our intent to pursue a spin-off of our Specialty Foods Group segment to our shareholders. Separating the Specialty Foods Group segment from our business, and completing the successful spin-off will require a number of operational, legal and regulatory steps be successfully completed. Completing these steps presents a number of challenges and will require a significant amount of management’s attention. Our failure to successfully manage the process could cause us to incur unexpected costs or to lose customers or sales.

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
      The following table summarizes our various interest rate swap agreements at both March 31, 2005 and December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $3.0 million of additional interest expense, net of taxes, during 2005 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counter parties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2005, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of March 31, 2005 and December 31, 2004, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.

Butterfat
      Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Any such butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to pricing of AA butter traded on the Chicago Mercantile Exchange (“CME”). The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      No shares were repurchased in the first three months of 2005. As of March 31, 2005 $118 million was available for spending under our share repurchase program.

Item 6.	Exhibits
      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
May 10, 2005