Form 10-Q
period 2005-06-30
DEAN FOODS CO/
filed 2005-08-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005

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
      As of August 5, 2005 the number of shares outstanding of each class of common stock was: 149,492,776
      Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,305	$27,407
Receivables, net	770,803	828,754
Inventories	376,585	365,403
Deferred income taxes	143,359	143,079
Prepaid expenses and other current assets	61,210	72,439

Total current assets	1,384,262	1,437,082
Property, plant and equipment	1,850,192	1,821,719
Goodwill	3,167,598	3,183,656
Identifiable intangible and other assets	683,152	685,353
Assets of discontinued operations	—	628,558

Total	$7,085,204	$7,756,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$861,297	$869,163
Income taxes payable	36,908	40,000
Current portion of long-term debt	55,702	141,012

Total current liabilities	953,907	1,050,175
Long-term debt	2,930,887	3,110,716
Deferred income taxes	524,887	497,919
Other long-term liabilities	308,831	322,378
Liabilities of discontinued operations	—	111,581
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 151,486,365 and 149,222,997 shares issued and outstanding, with a par value of $0.01 per share	1,515	1,492
Additional paid-in capital	1,368,236	1,308,172
Retained earnings	1,021,125	1,359,632
Accumulated other comprehensive income (loss)	(24,184)	(5,697)

Total stockholders’ equity	2,366,692	2,663,599

Total	$7,085,204	$7,756,368

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

		(unaudited)
Net sales	$2,623,251	$2,623,914	$5,201,564	$4,902,496
Cost of sales	1,961,319	2,027,254	3,919,240	3,732,543

Gross profit	661,932	596,660	1,282,324	1,169,953
Operating costs and expenses:
Selling and distribution	388,728	366,263	777,045	712,381
General and administrative	95,806	82,014	186,382	169,056
Amortization of intangibles	1,506	1,167	3,195	2,007
Facility closing and reorganization costs	2,438	11	8,828	7,584

Total operating costs and expenses	488,478	449,455	975,450	891,028

Operating income	173,454	147,205	306,874	278,925
Other (income) expense:
Interest expense	42,141	44,063	84,560	86,559
Other (income) expense, net	(228)	(185)	(338)	(1,659)

Total other expense	41,913	43,878	84,222	84,900

Income from continuing operations before income taxes	131,541	103,327	222,652	194,025
Income taxes	50,321	39,991	85,605	74,593

Income from continuing operations	81,220	63,336	137,047	119,432
Income from discontinued operations, net of tax	5,428	13,737	15,798	26,881

Net income	$86,648	$77,073	$152,845	$146,313

Basic earnings per common share:
Income from continuing operations	$0.54	$0.40	$0.91	$0.76
Income from discontinued operations	0.03	0.09	0.11	0.17

Net income	$0.57	$0.49	$1.02	$0.93

Diluted earnings per common share:
Income from continuing operations	$0.52	$0.39	$0.88	$0.73
Income from discontinued operations	0.03	0.08	0.10	0.17

Net income	$0.55	$0.47	$0.98	$0.90

Average common shares:
Basic	150,833,996	157,331,187	150,330,585	156,718,329
Diluted	157,219,798	163,634,332	156,442,366	163,149,189
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

	(unaudited)
Balance, December 31, 2004	149,222,997	$1,492	$1,308,172	$1,359,632	$(5,697)	$2,663,599
Issuance of common stock	2,263,368	23	60,064	—	—	60,087
Share dividend of TreeHouse common stock	—	—	—	(491,352)	—	(491,352)
Net income	—	—	—	152,845	—	152,845	$152,845
Other comprehensive income (Note 7):
Change in fair value of derivative instruments	—	—	—	—	1,814	1,814	1,814
Amounts reclassified to income statement related to hedging activities	—	—	—	—	5,409	5,409	5,409
Cumulative translation adjustment	—	—	—	—	(23,918)	(23,918)	(23,918)
Minimum pension liability adjustment	—	—	—	—	(1,792)	(1,792)	(1,792)

Comprehensive income							$134,358

Balance, June 30, 2005	151,486,365	$1,515	$1,368,236	$1,021,125	$(24,184)	$2,366,692

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2005	2004

	(unaudited)
Cash flows from operating activities:
Net income	$152,845	$146,313
Income from discontinued operations	(15,798)	(26,881)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,445	103,766
Loss (gain) on disposition of assets	585	(1,532)
Write-down of impaired assets	697	2,175
Deferred income taxes	22,969	32,429
Tax savings on equity compensation	12,697	15,298
Other	(2,449)	917
Changes in operating assets and liabilities, net of acquisitions:
Receivables	57,811	(85,763)
Inventories	(11,215)	(85,542)
Prepaid expenses and other assets	20,807	(20,264)
Accounts payable and accrued expenses	(8,580)	9
Income taxes payable	(4,696)	(21,158)

Net cash provided by continuing operations	335,118	59,767
Net cash provided by discontinued operations	31,912	65,490

Net cash provided by operating activities	367,030	125,257
Cash flows from investing activities:
Additions to property, plant and equipment	(144,268)	(155,774)
Cash outflows for acquisitions and investments	(1,702)	(350,176)
Proceeds from sale of fixed assets	5,281	7,420

Net cash used in continuing operations	(140,689)	(498,530)
Net cash used in discontinued operations	(7,631)	(9,287)

Net cash used in investing activities	(148,320)	(507,817)
Cash flows from financing activities:
Proceeds from issuance of debt	16,722	478,688
Repayment of debt	(285,796)	(155,775)
Payment of deferred financing costs	(3,281)	(1,140)
Issuance of common stock, net of expenses	47,390	52,474
Redemption of common stock	—	(5,163)

Net cash provided by (used in) continuing operations	(224,965)	369,084
Net cash provided by (used in) discontinued operations	11,153	(3,594)

Net cash provided by (used in) financing activities	(213,812)	365,490

Increase (decrease) in cash and cash equivalents	4,898	(17,070)
Cash and cash equivalents, beginning of period	27,407	46,037

Cash and cash equivalents, end of period	$32,305	$28,967

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended June 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 16, 2005).
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses, previously conducted by the Dairy Group and WhiteWave Foods Company. The Condensed Financial Statements as of December 31, 2004 and for the periods ended June 30, 2004 have been reclassified to give effect to the businesses transferred to TreeHouse as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $292.2 million and $265.8 million in the second quarter of 2005 and 2004, respectively, and $583.5 million and $527.3 million during the first six months of 2005 and 2004, respectively.

      Stock-Based Compensation — We have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. All options granted to date have been to employees, officers and directors. No compensation expense has been recognized as the stock options were granted at exercise prices that were at or above market value at the grant date. Compensation expense for grants of stock units is recognized over the vesting period. See Note 6 for more information about our stock option and stock unit programs. Had compensation expense been determined for stock option grants using fair value methods provided for in SFAS No. 123, “Accounting for Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands, except share data)
Net income, as reported	$86,648	$77,073	$152,845	$146,313
Add: Stock-based compensation expense included in net income, net of tax(1)	4,998	919	6,422	1,825
Less: Stock-based employee compensation, determined under fair value-based methods for all awards, net of income tax benefit	(10,020)	(9,184)	(16,172)	(17,888)

Pro forma net income	$81,626	$68,808	$143,095	$130,250

Net income per share:
Basic — as reported	$0.57	$0.49	$1.02	$0.93
Basic — pro forma	0.54	0.44	0.95	0.83
Diluted — as reported	0.55	0.47	0.98	0.90
Diluted — pro forma	0.52	0.42	0.91	0.80
Stock option share data:
Stock options granted during period	385,522	122,598	2,132,052	2,177,288
Weighted-average option fair value	$9.22	$11.04	$8.87	$8.88

(1)	Included in the three and six month periods ended June 30, 2005 is $3.3 million of compensation expense, net of tax, resulting from the acceleration of vesting on certain stock units issued in January 2003. See further discussion in Note 6.
      The fair value of each stock option grant is calculated using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

Expected volatility	25%	25%	25%	25%
Expected dividend yield	0%	0%	0%	0%
Expected option term	4.5 years	5 years	4.5 years	5 years
Risk-free rate of return	3.72 to 4.13%	3.81%	3.63 to 4.26%	2.98 to 3.81%
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations”, and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating the impact of FIN No. 47, which will become effective for us in the fourth quarter of 2005, on our Consolidated Financial Statements.

      The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) will become effective for us in the first quarter of 2006. We are still evaluating the impact of SFAS No. 123(R) on our Consolidated Financial Statements and have not yet determined the transition method we will apply when we adopt the statement. Refer to the section titled “Stock-Based Compensation” in this Note for an illustration of the pro-forma impact of expensing our stock options in the historical periods.
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

2.	Discontinued Operations
      On January 25, 2005, we formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased approximately 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within stockholders’ equity in our Condensed Consolidated Balance Sheet.
      On June 27, 2005, we completed the Spin-off. Immediately prior to the Spin-off we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
      Prior to the Spin-off, we entered into certain agreements with TreeHouse to define our ongoing relationship. These arrangements include agreements that define our respective responsibilities for taxes, employee matters and all other liabilities and obligations related to the transferred businesses. In addition, we entered into a co-pack agreement under which we will continue to manufacture certain products for TreeHouse and TreeHouse will continue to manufacture certain products for us. Our anticipated future sales to and purchases from TreeHouse are not expected to be significant. Following the Spin-off, we have no ownership interest in TreeHouse.
      Our financial statements have been reclassified to reflect the businesses transferred to TreeHouse as discontinued operations.

      Net sales and income before taxes generated by the businesses transferred to TreeHouse were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Net sales	$183,613	$182,650	$348,528	$356,219
Income before taxes	11,938	21,685	28,465	42,372
      Major classes of assets and liabilities of the businesses transferred to TreeHouse included in Assets and Liabilities of Discontinued Operations at December 31, 2004 (in thousands) were as follows:

Current assets	$159,341
Non-current assets	469,217
Current liabilities	56,253
Non-current liabilities	55,328
      Prior to the Spin-off, we transferred the obligation, net of estimated related plan assets, for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. During the second half of 2005, we will finalize the preliminary computations and transfer the plan assets related to such obligations.

3.	Inventories

	June 30,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$150,957	$159,365
Finished goods	225,628	206,038

Total	$376,585	$365,403

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Other	Total

	(In thousands)
Balance at December 31, 2004	$2,442,968	$634,682	$106,006	$3,183,656
Purchase accounting adjustments	(4,247)	(729)	—	(4,976)
Acquisitions	1,263	—	—	1,263
Currency changes	—	—	(12,345)	(12,345)

Balance at June 30, 2005	$2,439,984	$633,953	$93,661	$3,167,598

      The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$547,510	$(6,649)	$540,861	$550,137	$(6,649)	$543,488
Intangible assets with finite lives:
Customer-related	85,304	(17,887)	67,417	85,167	(14,884)	70,283

Total	$632,814	$(24,536)	$608,278	$635,304	$(21,533)	$613,771

      Amortization expense on intangible assets for the three months ended June 30, 2005 and 2004 was $1.8 million and $926,000, respectively, and $3.6 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$6.9 million
2007	6.8 million
2008	6.7 million
2009	6.5 million
2010	6.5 million

5.	Long-Term Debt

	June 30, 2005		December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Senior credit facility	$1,853,600	4.18%	$2,031,100	3.72%
Subsidiary debt obligations:
Senior notes	566,841	6.625-8.15	664,696	6.625-8.15
Receivables-backed loan	501,400	3.71	500,000	2.83
Other lines of credit	40,395	2.76	30,750	2.64
Capital lease obligations and other	24,353		25,182

	2,986,589		3,251,728
Less current portion	(55,702)		(141,012)

Total	$2,930,887		$3,110,716

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At June 30, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $353.6 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $108.7 million were issued but undrawn. At June 30, 2005, approximately $1.04 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      In May 2005, we amended our senior credit facility to modify the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). Prior to the amendment, the base rate margin was zero to 62.5 basis points and the LIBOR margin varied from 75 to 187.5 basis points based on our credit ratings. The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.18% at June 30, 2005. However, we had interest rate swap agreements in place that hedged $775 million of our borrowings under the senior credit facility at an average rate of 4.96%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      In consideration for the revolving commitment, we pay a quarterly commitment fee on unused amounts of the revolving credit facility that ranges from 12.5 to 30 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s).
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
      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The outstanding notes carry the following interest rates and maturities:

•	$250.3 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$189 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$127.5 million ($150 million face value), at 6.9% interest, maturing in 2017.

      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We have entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first six months of 2005, we made net borrowings of $1.4 million on this facility leaving an outstanding balance of $501.4 million at June 30, 2005. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 3.71% at June 30, 2005. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. On January 3, 2005, we amended our receivables-backed facility to increase the borrowing limit to $600 million from $500 million and extended the facility termination date to November 17, 2007. At June 30, 2005 the receivables-backed facility was fully funded.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At June 30, 2005, $40.4 million was outstanding under these lines of credit at an average interest rate of 2.76%.
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
      The following table summarizes our various interest rate agreements in effect at both June 30, 2005 and December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
      During the second quarter of 2005, we entered into additional interest rate swap agreements that become effective for us in December 2005 and expire in December 2010. These swaps have a total notional amount of $500 million and fixed interest rates of 4.07% to 4.27%.
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

      As of June 30, 2005 and December 31, 2004 our derivative asset and liability balances were:

	June 30,	December 31,
	2005	2004

	(In thousands)
Current derivative asset	$492	$—
Long-term derivative asset	499	—

Total derivative asset	$991	$—

Current derivative liability	$(6,118)	$(14,993)
Long-term derivative liability	(1,005)	(2,069)

Total derivative liability	$(7,123)	$(17,062)

      There was no hedge ineffectiveness for the three and six months ended June 30, 2005, respectively. Approximately $2.4 million and $5.4 million of losses (net of taxes) were reclassified to interest expense from other comprehensive income during the quarter and six months ended June 30, 2005, respectively. We estimate that approximately $3.5 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will partially offset the lower interest payments recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity
      Stock Award Plans — The following table summarizes stock option activity during the first six months of 2005 under our stock-based compensation programs:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2004	16,847,721	$20.32
Options granted during the first six months(1)	2,132,052	27.55
Adjustment to options outstanding at the time of the Spin-off(2)	2,002,634	18.14
Options canceled or forfeited during the first six months(3)	(256,724)	28.52
Options exercised during the first six months	(1,954,572)	18.70

Options outstanding at June 30, 2005	18,771,111	18.48

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	The number and exercise prices of certain options outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the options before and after the Spin-off.

(3)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.
      We issued 15,747 shares of restricted stock during the first half of 2005 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

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

	Employees	Directors	Total

Stock units outstanding at December 31, 2004	950,500	50,150	1,000,650
Stock units issued during the first six months	397,550	25,500	423,050
Shares issued during the first six months upon vesting of stock units(1)	(153,997)	(17,117)	(171,114)
Adjustment to stock units outstanding at the time of the Spin-off	199,870	8,613	208,483
Stock units canceled during the first six months	(114,086)	—	(114,086)

Outstanding at June 30, 2005	1,279,837	67,146	1,346,983

Weighted average fair value	$24.69	$32.33	$25.01
Compensation expense (in thousands)	$7,988	$322	$8,310

(1)	Stock units outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the Spin-off.
      During the second quarter of 2005 it became probable that the conditions required to accelerate the vesting of stock units granted in January 2003 would be achieved in July 2005 because our stock price had achieved the price target. Therefore, we reduced the remaining period over which we will recognize the compensation expense associated with the stock units. We recognized $3.3 million of compensation expense, net of tax, in the quarter ended June 30, 2005 resulting from the acceleration of the vesting period.

      Earnings Per Share — Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	Three Months Ended		Six Months Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$81,220	$63,336	$137,047	$119,432
Denominator:
Average common shares	150,833,996	157,331,187	150,330,585	156,718,329
Basic EPS from continuing operations	$0.54	$0.40	$0.91	$0.76

Diluted EPS computation:
Numerator:
Income from continuing operations	$81,220	$63,336	$137,047	$119,432
Denominator:
Average common shares — basic	150,833,996	157,331,187	150,330,585	156,718,329
Stock option conversion(1)	5,216,310	5,340,743	4,954,320	5,492,044
Stock units	1,169,492	962,402	1,157,461	938,816

Average common shares — diluted	157,219,798	163,634,332	156,442,366	163,149,189

Diluted EPS from continuing operations	$0.52	$0.39	$0.88	$0.73

(1)	There were no anti-dilutive shares for the quarter or six months ended June 30, 2005 and 5,951 and 2,975 anti-dilutive shares for the quarter and six months ended June 30, 2004, respectively.

7.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $76.6 million and $134.4 million for the three and six months ended June 30, 2005, respectively. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the six months ended June 30, 2005 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income (loss), December 31, 2004	$(33,482)	$27,785	$(5,697)
Cumulative translation adjustment arising during period	(23,918)	—	(23,918)
Net change in fair value of derivative instruments	2,610	(796)	1,814
Amounts reclassified to income statement related to hedging activities	8,321	(2,912)	5,409
Minimum pension liability adjustment	(2,310)	518	(1,792)

Accumulated other comprehensive income (loss), June 30, 2005	$(48,779)	$24,595	$(24,184)

8.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$763	$693	$1,526	$1,386
Interest cost	3,952	3,973	7,904	7,946
Expected return on plan assets	(3,358)	(3,063)	(6,716)	(6,126)
Amortizations:
Unrecognized transition obligation	27	36	54	35
Prior service cost	156	171	312	342
Unrecognized net loss	413	423	826	846
Effect of settlement	439	444	878	888

Net periodic benefit cost	$2,392	$2,677	$4,784	$5,317

      We expect to contribute $33.7 million to the pension plans during 2005.
      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$229	$211	$458	$422
Interest cost	291	299	582	598
Amortizations:
Prior service cost	(52)	(17)	(104)	(34)
Unrecognized net loss	69	76	138	152

Net periodic benefit cost	$537	$569	$1,074	$1,138

      We expect to contribute $1.8 million to the postretirement health plans during 2005.

9.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $2.4 million and $11,000 during the second quarter of 2005 and 2004, respectively, and $8.8 million and $7.6 million during the first six months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	Consolidation of certain administrative functions in the Midwest and Southwest regions of our Dairy Group; and

•	Previously announced plans including reorganizing WhiteWave Foods Company and closing Dairy Group manufacturing facilities in Madison, Wisconsin and South Gate, California.
      We expect to incur additional charges related to these restructuring plans of approximately $3.6 million, including approximately $260,000 in work force reduction costs and approximately

$3.3 million in shutdown and other costs. Approximately $2.5 million and approximately $900,000 of these additional charges are expected to be incurred by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2005 was approximately $8.5 million. We are marketing these properties for sale.
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
      Activity for the first six months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$5,175	$5,359	$(3,992)	$6,542
Shutdown costs	—	390	(390)	—
Lease obligations after shutdown	74	281	(290)	65
Other	2	2,101	(2,101)	2

Subtotal	$5,251	8,131	$(6,773)	$6,609

Noncash charges:
Write-down of assets		697

Total charges		$8,828

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first six months of 2005 is summarized below:

	Accrued				Accrued
	Charges at				Charges at
	December 31,				June 30,
	2004	Accruals	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$2,135	$173	$(539)	$(1,324)	$445
Shutdown and exit costs	81,766	—	(705)	(1,583)	79,478

Total	$83,901	$173	$(1,244)	$(2,907)	$79,923

10.	Commitments and Contingencies
      Contingent Obligations Related to Divested Operations — We have divested several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.
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

      We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.
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

11.	Business and Geographic Information and Major Customers
      We currently have two reportable segments: the Dairy Group and WhiteWave Foods Company. Due to the Spin-off, prior periods have been reclassified to give effect to the businesses transferred to TreeHouse as discontinued operations.
      Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Effective January 1, 2005 we moved the marketing and sales responsibility for our Dean’s® Dips product line to our Dairy Group from WhiteWave Foods Company. Segment results for 2004 have been reclassified to reflect this change.
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
      The Dairy Group, which manufactures a portion of WhiteWave Foods Company’s products, transfers finished products to WhiteWave Foods Company at or near cost. A small percentage of WhiteWave Foods Company’s products (approximately $13.5 million and $10.6 million for the quarter ended June 30, 2005 and 2004, respectively and $26 million and $20.4 million for the six months ended June 30, 2005 and 2004, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the Dairy Group facilities that manufacture WhiteWave Foods Company’s products are reported as part of the Dairy Group, while intangibles and any associated amortization related to WhiteWave Foods Company’s brands are reported as part of WhiteWave Foods Company.
      Our International Group, which does not qualify as a reportable segment, consists of our Leche Celta and Rachel’s Organic businesses. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells premium organic milk, yogurt and desserts in the United Kingdom. Effective January 1, 2005 the Rachel’s Organic business, which had historically been included with our WhiteWave Foods Company segment, was moved to our International Group. Segment results for 2004 have been restated to reflect the Rachel’s Organic business in Corporate/ Other. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.
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

	Three Months Ended		Six Months Ended
	June 30(1)		June 30(1)

	2005	2004	2005	2004

	(In thousands)
Net sales to external customers:
Dairy Group	$2,234,653	$2,280,575	$4,431,101	$4,244,118
WhiteWave Foods Company	284,076	253,495	562,827	485,889
Corporate/ Other	104,522	89,844	207,636	172,489

Total	$2,623,251	$2,623,914	$5,201,564	$4,902,496

Intersegment sales:
Dairy Group	$16,177	$13,331	$36,476	$24,126
WhiteWave Foods Company	13,589	1,585	27,286	2,960

Total	$29,766	$14,916	$63,762	$27,086

Operating income:
Dairy Group	$175,068	$157,938	$324,848	$297,833
WhiteWave Foods Company	28,667	11,030	38,108	23,585
Corporate/ Other	(27,843)	(21,752)	(47,254)	(34,909)

Segment operating income	175,892	147,216	315,702	286,509
Facility closing and reorganization costs	(2,438)	(11)	(8,828)	(7,584)

Total	$173,454	$147,205	$306,874	$278,925

	June 30,	December 31,
	2005	2004

	(In thousands)
Assets:
Dairy Group	$5,373,771	$5,397,694
WhiteWave Foods Company	1,137,852	1,181,790
Corporate/ Other	573,581	548,326
Discontinued operations	—	628,558

Total	$7,085,204	$7,756,368

Geographic Information —

	Net Sales(1)

	Three Months Ended		Six Months Ended		Long-Lived Assets(1)
	June 30		June 30
					June 30,	December 31,
	2005	2004	2005	2004	2005	2004

					(In thousands)
	(In thousands)
United States	$2,518,729	$2,534,069	$4,993,928	$4,730,007	$5,465,381	$5,446,197
Europe	104,522	89,845	207,636	172,489	235,561	244,531

Total	$2,623,251	$2,623,914	$5,201,564	$4,902,496	$5,700,942	$5,690,728

(1)	Balances have been reclassified to remove the businesses transferred to TreeHouse.
      Significant Customers — Our Dairy Group and WhiteWave Foods segments each had a single customer that represented greater than 10% of their sales in the first six months of 2005. Approximately 14.5% of our consolidated sales in the first six months of 2005 were to this same customer. In addition, our International Group had a single customer that represented greater than 10% of their sales in the first six months of 2005. This customer represented less than 1% of our consolidated sales during the first six months of 2005.

12.	Subsequent Events
      Stock Repurchase — Between July 1 and August 5, 2005 we spent approximately $86.5 million to repurchase 2.4 million shares of our common stock for an average price of $35.92 per share, excluding commissions and fees. At August 5, 2005, approximately $31.5 million remained available under our stock repurchase authorization.
      Sale of Marie’s and Dean Dips — As part of our strategy to further focus on our core dairy and branded businesses, we entered into an asset purchase agreement with Ventura Foods, LLC on July 2, 2005 pursuant to which we agreed to sell certain tangible and intangible assets related to the production and distribution of Marie’s salad dressings and dips and Dean’s dips. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price is approximately $194 million, subject to certain adjustments, as defined in the asset purchase agreement. Net sales of the businesses to be sold were $37 million in the six month period ended June 30, 2005 and $78 million in the year ended December 31, 2004. The completion of the transaction, which is expected to be in the third quarter of 2005, is contingent upon the achievement of customary closing conditions.

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
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 85% of our consolidated sales in the six months ended June 30, 2005. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of the products marketed and sold by WhiteWave Foods Company. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States.
      Effective January 1, 2005 we transferred the sales and marketing responsibilities for our Dean’s® Dips product line to our Dairy Group from WhiteWave Foods Company. Segment results for 2004 have been reclassified to reflect this change.
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
      International Group — Our International Group, which consists of our Leche Celta and Rachel’s Organic businesses, does not qualify as a reportable segment. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells premium organic milk, yogurt and desserts in the United Kingdom. Effective January 1, 2005, our Rachel’s Organic Dairy business, which has historically been part of our WhiteWave Foods Company segment’s operations, was transferred to the International Group. Our segment discussion for 2004 has been reclassified to reflect the results of Rachel’s Organic Dairy business in our Corporate/ Other segment.
Recent Developments
Spin-Off of TreeHouse Foods, Inc.
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave

Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date. Prior periods have been revised to remove the results of our former Specialty Foods Group segment and Mocha Mix®, Second Nature® and private label dressings businesses, which have been reclassified as discontinued operations.
Sale of Marie’s and Dean’s Dips
      As part of our strategy to further focus on our core dairy and branded businesses, we entered into an asset purchase agreement with Ventura Foods, LLC on July 2, 2005 pursuant to which we agreed to sell certain tangible and intangible assets related to the production and distribution of Marie’s salad dressings and dips and Dean’s dips. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price is approximately $194 million, subject to certain adjustments, as defined in the asset purchase agreement. Net sales of the businesses to be sold were $37 million in the six month period ended June 30, 2005 and $78 million in the year ended December 31, 2004. The completion of the transaction, which is expected to be in the third quarter of 2005, is contingent upon the achievement of customary closing conditions.
Stock Repurchases
      Between July 1 and August 5, 2005 we spent approximately $86.5 million to repurchase 2.4 million shares of our common stock for an average price of $35.92 per share, excluding commissions and fees. At August 5, 2005, approximately $31.5 million remained available under our stock repurchase authorization.
Facility Closing and Reorganization Activities
      We recorded a total of approximately $8.8 million in facility closing and reorganization costs during the first six months of 2005, primarily related to plans announced in 2004. We expect to incur additional charges related to these restructuring plans of approximately $3.6 million, primarily in 2005. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 9 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30

	2005		2004		2005		2004

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,623.3	100.0%	$2,623.9	100.0%	$5,201.6	100.0%	$4,902.5	100.0%
Cost of sales	1,961.3	74.8	2,027.2	77.3	3,919.2	75.3	3,732.5	76.1

Gross profit	662.0	25.2	596.7	22.7	1,282.4	24.7	1,170.0	23.9
Operating costs and expenses:
Selling and distribution	388.8	14.8	366.3	14.0	777.1	15.0	712.4	14.5
General and administrative	95.8	3.7	82.0	3.1	186.4	3.5	169.1	3.4
Amortization of intangibles	1.5	—	1.2	—	3.2	0.1	2.0	0.1
Facility closing and reorganization costs	2.4	0.1	—	—	8.8	0.2	7.6	0.2

Total operating costs and expenses	488.5	18.6	449.5	17.1	975.5	18.8	891.1	18.2

Total operating income	$173.5	6.6%	$147.2	5.6%	$306.9	5.9%	$278.9	5.7%

Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004 — Consolidated Results
      Net Sales — Consolidated net sales were consistent at $2.62 billion during the second quarter of 2005 and 2004, respectively. Net sales by segment are shown in the table below.

	Quarter Ended June 30

			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$2,234.7	$2,280.6	$(45.9)	(2.0)%
WhiteWave Foods Company	284.1	253.5	30.6	12.1
Corporate/ Other	104.5	89.8	14.7	16.3

Total	$2,623.3	$2,623.9	$(0.6)	(0.03)%

      The change in net sales was due to the following:

	Quarter Ended June 30, 2005 vs.
	Quarter Ended June 30, 2004

			Pricing, Volume	Total
		Foreign	and Product	Increase/
	Acquisitions	Exchange	Mix Changes	(Decrease)

	(Dollars in millions)
Dairy Group	$12.8	$—	$(58.7)	$(45.9)
WhiteWave Foods Company	—	—	30.6	30.6
Corporate/ Other	6.1	4.3	4.3	14.7

Total	$18.9	$4.3	$(23.8)	$(0.6)

      Fluid dairy volume growth in our Dairy Group segment and overall volume increases at WhiteWave Foods Company increased sales, however these increases were offset by the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk costs. In addition, sales increased due to the acquisitions of a small dairy in our Dairy Group segment and Tiger Foods in our Corporate/ Other segment. See “— Results by Segment” for more information.

      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 74.8% in the second quarter of 2005 compared to 77.3% in the second quarter of 2004 primarily due to lower raw milk costs in our Dairy Group segment in the second quarter of 2005.
      Operating Costs and Expenses — Our operating expenses increased approximately $39 million during the second quarter of 2005 as compared to the same period in the prior year. Our operating expense ratio was 18.6% in the second quarter of 2005 compared to 17.1% during the second quarter of 2004. Operating expenses increased primarily due to (1) an increase in distribution costs of $26.4 million resulting from increased volumes and higher fuel prices, (2) higher employee compensation costs of approximately $11.1 million, including a $3.9 million charge related to the accelerated vesting of certain stock units, and (3) increased facility closing and reorganization costs of $2.4 million. These increases were partly offset by lower marketing expenses at WhiteWave Foods Company. See “— Results by Segment” for more information.
      Operating Income — Operating income during the second quarter of 2005 was $173.5 million, an increase of $26.3 million from the second quarter of 2004 operating income of $147.2 million. Our operating margin in the second quarter of 2005 was 6.6% compared to 5.6% in the second quarter of 2004. Our operating margin increased primarily as a result of lower raw milk costs and improved results at WhiteWave Foods Company.
      Other (Income) Expense — Total other expense decreased to $41.9 million in the second quarter of 2005 compared to $43.9 million in the second quarter of 2004. Interest expense decreased to $42.1 million in the second quarter of 2005 from $44.1 million in the second quarter of 2004 primarily due to lower average debt balances and benefits resulting from our credit facility amendments.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in the second quarter of 2005 compared to 38.7% in the prior year. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended June 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,234.7	100.0%	$2,280.6	100.0%
Cost of sales	1,694.2	75.8	1,778.2	78.0

Gross profit	540.5	24.2	502.4	22.0
Operating costs and expenses	365.4	16.4	344.5	15.1

Total segment operating income	$175.1	7.8%	$157.9	6.9%

      The Dairy Group’s net sales decreased by approximately $45.9 million, or 2%, in the second quarter of 2005 versus the second quarter of 2004. The change in net sales from the second quarter of 2004 to the second quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$2,280.6
Acquisitions	12.8	0.6%
Volume	66.0	2.9
Pricing and product mix	(124.7)	(5.5)

2005 Net sales	$2,234.7	(2.0)%

      The Dairy Group’s net sales decreased due to price decreases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 14% lower in the second quarter of 2005 compared to the second quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2005 compared to the second quarter of 2004:

	Quarter Ended June 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.69	(1)	$10.15	(1)	(14)%
Class I butterfat mover(3)	1.66	(2)	2.38	(2)	(30)
Class II raw skim milk minimum(4)	7.63	(1)	6.77	(1)	13
Class II butterfat minimum(4)	1.62	(2)	2.38	(2)	(32)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2004, and “— Known Trends and Uncertainties — Prices of Raw Milk, Cream and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by fluid milk volume increases during the second quarter of 2005. Fluid milk volumes (which represented approximately 67% of the Dairy Group’s sales volume during the quarter) increased approximately 4%. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation. The Dairy Group’s net sales also increased $12.8 million due to the acquisition of a small dairy in late 2004.
      The Dairy Group’s cost of sales ratio was 75.8% in the second quarter of 2005 compared to 78% in the second quarter of 2004 primarily due to the decrease in raw milk costs compared to the prior year. In addition, we reduced expense by $4.5 million for a cash settlement from a class-action lawsuit related to our high fructose corn syrup purchases over the last several years. These decreases were partly offset by higher resin costs of approximately $7 million during the second quarter of 2005 compared to the second quarter of 2004. Resin is the primary component used in our plastic bottles.

      The Dairy Group’s operating expenses increased $20.9 million to $365.4 million during the second quarter of 2005 compared to $344.5 in the second quarter of 2004, primarily due to a $15.6 million increase in distribution costs. Distribution costs increased as a result of higher fuel prices of approximately $7 million, increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several distributors in 2004 and 2005.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended June 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$284.1	100.0%	$253.5	100.0%
Cost of sales	181.1	63.7	172.1	67.9

Gross profit	103.0	36.3	81.4	32.1
Operating costs and expenses	74.3	26.2	70.4	27.8

Total segment operating income	$28.7	10.1%	$11.0	4.3%

      WhiteWave Foods Company’s net sales increased by $30.6 million, or 12.1%, in the second quarter of 2005 versus the second quarter of 2004. The change in net sales from the second quarter of 2004 to the second quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$253.5
Volume	16.6	6.6%
Pricing and product mix	14.0	5.5

2005 Net sales	$284.1	12.1%

      The increase in net sales was primarily due to increased volumes related to the growth of our brands, particularly Silk and Horizon Organic. In addition, we increased prices in response to higher raw material costs.
      The cost of sales ratio for WhiteWave Foods Company decreased to 63.7% in the second quarter of 2005 from 67.9% in the second quarter of 2004 primarily due to the relatively smaller increase in cost of goods sold dollars compared to the increase in sales dollars. Cost of goods sold dollars increased $9 million primarily due to higher sales volumes. This increase was partly offset by efficiencies we achieved as a result of our continued increase of in-house production versus the utilization of third party co-packers.
      Operating expenses increased approximately $3.9 million in the second quarter of 2005 compared to the same period in the prior year primarily due to higher distribution costs partly offset by lower marketing expenses. Distribution costs increased $9.4 million due to higher sales volumes and to a lesser extent, higher fuel costs. Marketing expenses for our brands were approximately 38% lower during the second quarter of 2005 compared to the same period in the prior year. We believe we are managing our advertising and promotional activity more efficiently and effectively. In addition, marketing expenses were higher in the second quarter of 2004 due to heavy introductory spending related to the initial launch of television advertising for Silk.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 6.1% to $5.2 billion during the first six months of 2005 from $4.9 billion during the first six months of 2004. Net sales by segment are shown in the table below.

	Six Months Ended June 30

			$ Increase/	% Increase/
	2005	2004	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$4,431.1	$4,244.1	$187.0	4.4%
WhiteWave Foods Company	562.8	485.9	76.9	15.8
Corporate/ Other	207.7	172.5	35.2	20.4

Total	$5,201.6	$4,902.5	$299.1	6.1%

      The change in net sales was due to the following:

	Six Months Ended June 30, 2005 vs.
	Six Months Ended June 30, 2004

			Pricing, Volume	Total
		Foreign	and Product	Increase/
	Acquisitions	Exchange	Mix Changes	(Decrease)

	(Dollars in millions)
Dairy Group	$22.6	$—	$164.4	$187.0
WhiteWave Foods Company	9.2	—	67.7	76.9
Corporate/ Other	14.5	8.9	11.8	35.2

Total	$46.3	$8.9	$243.9	$299.1

      Net sales increased approximately $299.1 million during the first six months of 2005 compared to the same period in the prior year primarily due to increased volumes and the pass-through of increased Class I raw skim milk costs in the first six months of 2005. In addition, we benefited from the acquisitions of a small dairy in our Dairy Group segment; LAND O’ LAKES East in our WhiteWave Foods Company segment; and Tiger Foods in our Corporate/ Other segment. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased slightly to 75.3% in the first six months of 2005 compared to 76.1% in the first six months of 2004.
      Operating Costs and Expenses — Our operating expenses increased $84.4 million during the first six months of 2005 as compared to the same period in the prior year. Our operating expense ratio was 18.8% in the first six months of 2005 compared to 18.2% during the first six months of 2004. Operating expenses increased primarily due to an increase in distribution costs of $56.2 million related to increased volumes and higher fuel costs, and increased employee compensation costs of approximately $15.7 million, including a charge of $3.9 million related to the accelerated vesting of certain stock units.
      Operating Income — Our operating margin in the first six months of 2005 was 5.9% compared to 5.7% in the first six months of 2004. Operating income during the first six months of 2005 was $306.9 million, an increase of $28 million from the first six months of 2004 operating income of $278.9 million. Operating income increased primarily due to higher sales volumes and the pass-through of higher raw material costs. See “— Results by Segment” for more information.

      Other (Income) Expense — Total other expense decreased slightly to $84.2 million in the first six months of 2005 compared to $84.9 million in the first six months of 2004. Interest expense decreased to $84.6 million in the first six months of 2005 from $86.6 million in the first six months of 2004 primarily due to lower average debt balances.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.4% in the first six months of 2005 and 2004. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Six Months Ended June 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$4,431.1	100.0%	$4,244.1	100.0%
Cost of sales	3,376.2	76.2	3,257.0	76.7

Gross profit	1,054.9	23.8	987.1	23.3
Operating costs and expenses	730.1	16.5	689.3	16.3

Total segment operating income	$324.8	7.3%	$297.8	7.0%

      The Dairy Group’s net sales increased by approximately $187 million, or 4.4%, in the first six months of 2005 versus the first six months of 2004. The change in net sales from the first six months of 2004 to the first six months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$4,244.1
Acquisitions	22.6	0.5%
Volume	58.9	1.4
Pricing and product mix	105.5	2.5

2005 Net sales	$4,431.1	4.4%

      The most significant cause of the increase in the Dairy Group’s net sales was price increases. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 6% higher in the first six months of 2005 compared to the first six months of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2005 compared to the same period in 2004:

	Six Months Ended June 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.89	(1)	$8.40	(1)	6%
Class I butterfat mover(3)	1.76	(2)	1.96	(2)	(10)
Class II raw skim milk minimum(4)	7.48	(1)	6.71	(1)	11
Class II butterfat minimum(4)	1.69	(2)	2.15	(2)	(21)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I

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
      The Dairy Group’s sales volumes also increased by 1.4% during the first six months of 2005 compared to the first six months of 2004. Fluid milk volumes (which represented approximately 68% of the Dairy Group’s sales volume during the first six months of 2005) increased approximately 3% during the first six months of 2005 compared to the same period in the prior year. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation. The Dairy Group’s net sales also increased $22.6 million due to the acquisition of a small dairy in late 2004.
      The Dairy Group’s cost of sales ratio decreased to 76.2% in the first six months of 2005 compared to 76.7% in the first six months of 2004. Cost of sales dollars increased $119.2 million primarily due to higher raw milk costs in the first quarter of 2005 and higher volumes compared to the prior year. In addition, increased resin costs negatively impacted cost of goods sold by approximately $21 million. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expense ratio increased slightly to 16.5% in the first six months of 2005 from 16.3% in the first six months of 2004. Operating expense dollars increased approximately $40.8 million during the first six months of 2005 compared to the first six months of 2004, primarily due to an increase in distribution costs. Total distribution costs increased $30.9 million primarily as a result of higher fuel prices which impacted distribution costs by approximately $12 million, increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several distributors in 2004 and 2005.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Six Months Ended June 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$562.8	100.0%	$485.9	100.0%
Cost of sales	368.6	65.5	330.8	68.1

Gross profit	194.2	34.5	155.1	31.9
Operating costs and expenses	156.1	27.7	131.5	27.0

Total segment operating income	$38.1	6.8%	$23.6	4.9%

      WhiteWave Foods Company’s net sales increased by $76.9 million, or 15.8%, in the first six months of 2005 versus the first six months of 2004. The change in net sales from the first six months of 2004 to the first six months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$485.9
Acquisitions	9.2	1.9%
Volume	37.5	7.7
Pricing and product mix	30.2	6.2

2005 Net sales	$562.8	15.8%

      The increase in net sales was primarily due to increased volumes related to the growth of our brands, particularly Silk and Horizon Organic. In addition, we increased prices in response to higher raw material costs.
      The cost of sales ratio for WhiteWave Foods Company decreased to 65.5% in the first six months of 2005 from 68.1% in the first six months of 2004. Cost of goods sold dollars increased $37.8 million primarily due to higher sales volumes.
      Operating expenses increased approximately $24.6 million in the first six months of 2005 compared to the same period in the prior year primarily due to higher distribution costs which increased $22.7 million. Distribution costs were negatively impacted by certain temporary inefficiencies in our Horizon Organic distribution system due to an industry-wide shortage of raw milk in the first quarter of 2005. In addition, distribution expenses increased due to higher sales volumes and to a lesser extent, higher fuel costs.
      Marketing expenses for our brands were approximately 12% lower during the first six months of 2005 compared to the same period in the prior year. We believe we are managing our advertising and promotional activity more efficiently and effectively. In addition, marketing expenses were higher in the first six months of 2004 due to heavy introductory spending related to the initial launch of television advertising for Silk.
Liquidity and Capital Resources
Historical Cash Flow
      During the first six months of 2005, we met our working capital needs with cash flow from operations.
      Net cash provided by operating activities from continuing operations was $335.1 million for the first six months of 2005 as contrasted to $59.8 million for the same period in 2004, an increase of $275.3 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which improved by $266.8 million in the first six months of 2005 compared to the first six months of the prior year. The improvement in working capital reflects the benefits of falling raw milk costs leading up to and during the second quarter of 2005 compared to the increasing costs we experienced in the second quarter of 2004.
      Net cash used in investing activities from continuing operations was $140.7 million in the first six months of 2005 compared to $498.5 million in the first six months of 2004, a decrease of $357.8 million. We used approximately $1.7 million for acquisitions in the first six months of 2005 compared to $350.2 million in the first six months of 2004. Our capital expenditures totaled $144.3 million in the first six months of 2005 compared to $155.8 in the first six months of 2004.
      We repaid a net amount of $269.1 million of debt in the first six months of 2005.

Current Debt Obligations
      At June 30, 2005, we had outstanding borrowings of $1.85 billion under our senior credit facility (compared to $2.03 billion at December 31, 2004), including $1.5 billion in term loan borrowings, and $353.6 million outstanding under the revolving credit facility. In addition, at June 30, 2005, there were $108.7 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.
      In addition to our senior credit facility, we also have a $600 million receivables-backed credit facility, which had $501.4 million outstanding at June 30, 2005 (compared to $500 million at December 31, 2004).
      Other indebtedness outstanding at June 30, 2005 included $600 million face value of outstanding indebtedness under senior notes issued by a subsidiary, $40.4 million under lines of credit at our Spanish subsidiary and approximately $24.4 million of capital lease and other obligations.
      See Note 5 to our Condensed Consolidated Financial Statements.
      The table below summarizes our obligations for indebtedness and purchase and lease obligations at June 30, 2005.

	Payments Due by Period

Indebtedness, Purchase &		7/1/05-	7/1/06-	7/1/07-	7/1/08-	7/1/09-
Lease Obligations	Total	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10	Thereafter

	(In millions)
Senior credit facility	$1,853.6	$—	$168.7	$225.0	$843.8	$616.1	$—
Senior notes(1)	600.0	—	—	250.0	200.0	—	150.0
Receivables-backed facility	501.4	—	—	501.4	—	—	—
Foreign line of credit	40.4	39.5	0.5	0.4	—	—	—
Capital lease obligations and other	24.4	16.3	2.5	2.2	1.8	1.2	0.4
Purchasing obligations(2)	378.9	237.3	56.1	28.5	14.9	9.7	32.4
Operating leases	446.0	95.1	80.1	69.2	59.0	49.2	93.4
Interest payments(3)	279.0	81.3	55.3	27.0	23.6	15.9	75.9

Total	$4,123.7	$469.5	$363.2	$1,103.7	$1,143.1	$692.1	$352.1

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Only includes our fixed rate interest obligations, which consist of our senior notes and our interest rate swap agreements.
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
Future Capital Requirements
      During 2005, we intend to invest a total of approximately $300 million to $325 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(In millions)
Dairy Group	$180 to $190
WhiteWave Foods Company	105 to 110
Other	15 to 25

Total	$300 to $325

      In 2005, we expect cash interest to be approximately $160 million based on current debt levels and cash taxes to be approximately $205 million, including approximately $60 million in taxes related to the sale of Marie’s. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.
      In the future, we expect to make additional repurchases of our securities. We base our decision regarding when to repurchase shares on a variety of factors, including primarily an analysis of the optimal use of capital, taking into account the market value of our securities and the relative expected return on alternative investments. We expect to fund these repurchases with borrowings under our senior credit facility.
      As of August 5, 2005, approximately $1.04 billion was available for future borrowings under our senior credit facility.

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
      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange. The prices of AA butter increased significantly in 2004. We expect the average price to be somewhat lower in 2005 than the average price in 2004. Of course, like raw milk prices, bulk cream prices are difficult to predict and we change our forecasts frequently based on current market activity. We try to change the prices of our products based on changes in the price of bulk cream, but sometimes we are competitively or contractually constrained. Therefore, increases in bulk cream prices can have an adverse effect on our results of operations.
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
      Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group segment which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.
      Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level. We expect this trend to continue for the foreseeable future.
Tax Rate
      In the first six months of 2005 and 2004 our tax rate on continuing operations was 38.4%, respectively. We estimate the effective tax for 2005 will be in the range of 38% to 38.5%. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.
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
Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In the third quarter of 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We have substantially completed the consolidation of the sales, marketing and research and development organization for the three companies. We expect to move to a new headquarters located in Broomfield, Colorado in the second half of 2005. The full integration of these businesses will be a lengthy process involving all aspects of the three company’s operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we also intend to bring in-house certain manufacturing activities that are currently being done by third parties. We expect the consolidation to be completed in 2006. This process presents a number of challenges and requires a significant amount of management’s attention. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
      In addition, effective March 11, 2005, Mr. Steve Demos, President of WhiteWave Foods Company, resigned his position. We have retained a leading executive recruiting firm to assist in the search for a new president. Mr. Gregg Engles, our Chairman of the Board and Chief Executive Officer, has assumed direct leadership of WhiteWave Foods Company on an interim basis. This transition could be disruptive to us in the short term.
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
      The following table summarizes our various interest rate swap agreements at both June 30, 2005 and December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
      During the second quarter of 2005, we entered into additional interest rate swap agreements that become effective for us in December 2005 and expire in December 2010. These swaps have a total notional amount of $500 million and fixed interest rates of 4.07% to 4.27%.

      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $5.4 million of additional interest expense, net of taxes, during the first six months of 2005 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2005, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of June 30, 2005 and December 31, 2004, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
Butterfat
      Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the Chicago Mercantile Exchange (“CME”). The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first six months of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      No shares were repurchased in the first six months of 2005. As of June 30, 2005 $118 million was available for spending under our share repurchase program.

Item 4.	Submission of Matters to a Vote of Security
      On May 24, 2005, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	The re-elections of Tom C. Davis, Stephen L. Green, Joseph S. Hardin, Jr. and John R. Muse as members of our Board of Directors, and

•	The ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2005, and

•	A proposal from the Office of the Comptroller of New York City, as the custodian and trustee of the New York City Employees’ Retirement System, the New York City Teachers’ Retirement System, the New York City Police Pension Fund and the New York City Fire Department Pension Fund.
      At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our independent auditor. The stockholder proposal was rejected.
      The vote of the stockholders with respect to each such matter was as follows:

Tom C. Davis	130,221,015 votes for	2,294,726 votes withheld
Stephen L. Green	124,896,630 votes for	7,619,111 votes withheld
Joseph S. Hardin, Jr.	126,114,712 votes for	6,401,029 votes withheld
John R. Muse	129,266,007 votes for	3,249,734 votes withheld

•	Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

129,879,921 votes for	2,554,117 votes against	81,703 abstentions

•	The shareholder proposal:

28,916,223 votes for	77,867,164 votes against	12,444,883 abstentions

Item 6.	Exhibits
      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
August 9, 2005