Form 10-Q
period 2005-09-30
DEAN FOODS CO/
filed 2005-11-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]     No [ ]
      Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]     No [X]
      As of November 4, 2005 the number of shares outstanding of each class of common stock was: 140,307,229
      Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	40
Item 4 — Controls and Procedures	41
Part II — Other Information
Item 1 — Legal Proceedings	43
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 5 — Other Information	43
Item 6 — Exhibits	44
Employment Agreement - Alan Bernon
Stock Unit Award Agreement - Alan Bernon
Change in Control Agreement - Alan Bernon
Proprietary Information, Inventions and Non-Compete Agreement - Alan Bernon
Employment Agreement - Joseph E. Scalzo
Change in Control Agreement - Joseph E. Scalzo
Proprietary Information, Inventions and Non-Complete Agreement - Joseph E. Scalzo
Non-Qualified Stock Option Agreement - Joseph E. Scalzo
Employment and Release Agreement - Barry Fromberg
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,381	$27,407
Receivables, net	816,093	828,754
Inventories	383,753	365,403
Deferred income taxes	138,328	143,079
Prepaid expenses and other current assets	61,265	72,439

Total current assets	1,431,820	1,437,082
Property, plant and equipment	1,846,764	1,813,284
Goodwill	3,083,248	3,100,446
Identifiable intangible and other assets	672,194	672,852
Assets of discontinued operations	—	732,704

Total	$7,034,026	$7,756,368

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$918,245	$869,163
Income taxes payable	74,693	40,000
Current portion of long-term debt	66,849	141,012

Total current liabilities	1,059,787	1,050,175
Long-term debt	3,025,944	3,110,716
Deferred income taxes	532,390	483,540
Other long-term liabilities	288,457	322,378
Liabilities of discontinued operations	—	125,960
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 142,536,545 and 149,222,997 shares issued and outstanding, with a par value of $0.01 per share	1,425	1,492
Additional paid-in capital	1,023,501	1,308,172
Retained earnings	1,123,992	1,359,632
Accumulated other comprehensive income (loss)	(21,470)	(5,697)

Total stockholders’ equity	2,127,448	2,663,599

Total	$7,034,026	$7,756,368

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(unaudited)
Net sales	$2,646,613	$2,583,578	$7,810,916	$7,447,075
Cost of sales	1,997,188	1,977,934	5,895,088	5,689,084

Gross profit	649,425	605,644	1,915,828	1,757,991
Operating costs and expenses:
Selling and distribution	394,701	368,049	1,161,465	1,071,041
General and administrative	89,555	85,031	275,813	254,089
Amortization of intangibles	1,467	1,662	4,662	3,669
Facility closing and reorganization costs	17,993	11,590	26,821	19,295
Other operating income	—	—	—	(122)

Total operating costs and expenses	503,716	466,332	1,468,761	1,347,972

Operating income	145,709	139,312	447,067	410,019
Other (income) expense:
Interest expense	40,163	74,393	121,912	158,068
Other (income) expense, net	(197)	415	(536)	(1,244)

Total other expense	39,966	74,808	121,376	156,824

Income from continuing operations before income taxes	105,743	64,504	325,691	253,195
Income taxes	39,335	26,678	123,918	99,218

Income from continuing operations	66,408	37,826	201,773	153,977
Gain on sale of discontinued operations, net of tax	37,766	—	37,690	—
Income (loss) from discontinued operations, net of tax	(299)	2,366	17,257	32,528

Net income	$103,875	$40,192	$256,720	$186,505

Basic earnings per common share:
Income from continuing operations	$0.45	$0.24	$1.35	$0.98
Gain on sale of discontinued operations	0.25	—	0.25	—
Income from discontinued operations	—	0.02	0.12	0.21

Net income	$0.70	$0.26	$1.72	$1.19

Diluted earnings per common share:
Income from continuing operations	$0.43	$0.24	$1.29	$0.95
Gain on sale of discontinued operations	0.24	—	0.24	—
Income from discontinued operations	—	0.01	0.11	0.20

Net income	$0.67	$0.25	$1.64	$1.15

Average common shares:
Basic	148,098,362	155,920,588	149,578,334	156,450,474
Diluted	155,536,494	162,100,926	156,137,091	162,793,019
See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

	(unaudited)
Balance, December 31, 2004	149,222,997	$1,492	$1,308,172	$1,359,632	$(5,697)	$2,663,599
Issuance of common stock	3,249,548	32	76,494	—	—	76,526
Share dividend of TreeHouse common stock	—	—	—	(492,360)	—	(492,360)
Purchase and retirement of treasury stock	(9,926,000)	(99)	(361,165)	—	—	(361,264)
Net income	—	—	—	256,720	—	256,720	$256,720
Other comprehensive income (Note 7):
Change in fair value of derivative instruments	—	—	—	—	3,255	3,255	3,255
Amounts reclassified to income statement related to hedging activities	—	—	—	—	7,305	7,305	7,305
Cumulative translation adjustment	—	—	—	—	(24,541)	(24,541)	(24,541)
Minimum pension liability adjustment	—	—	—	—	(1,792)	(1,792)	(1,792)

Comprehensive income							$240,947

Balance, September 30, 2005	142,546,545	$1,425	$1,023,501	$1,123,992	$(21,470)	$2,127,448

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30

	2005	2004

	(unaudited)
Cash flows from operating activities:
Net income	$256,720	$186,505
Income from discontinued operations	(17,257)	(32,528)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,978	153,598
Loss (gain) on disposition of assets	808	(979)
Gain on sale of discontinued operations	(37,690)	—
Costs related to early extinguishment of debt	—	32,613
Write-down of impaired assets	9,051	6,346
Deferred income taxes	48,028	122,897
Tax savings on equity compensation	16,895	17,548
Other	(3,055)	(631)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	14,673	(43,091)
Inventories	(18,458)	(87,159)
Prepaid expenses and other assets	26,784	(2,214)
Accounts payable and accrued expenses	9,921	(61,434)
Income taxes payable	(8,636)	(86,747)

Net cash provided by continuing operations	462,762	204,724
Net cash provided by discontinued operations	16,978	63,195

Net cash provided by operating activities	479,740	267,919
Cash flows from investing activities:
Additions to property, plant and equipment	(220,955)	(248,285)
Cash outflows for acquisitions and investments	(767)	(366,990)
Net proceeds from divestitures	189,862	—
Proceeds from sale of fixed assets	7,586	9,451

Net cash used in continuing operations	(24,274)	(605,824)
Net cash used in discontinued operations	(7,875)	(16,543)

Net cash used in investing activities	(32,149)	(622,367)
Cash flows from financing activities:
Proceeds from issuance of debt	27,488	1,731,695
Repayment of debt	(192,521)	(1,204,314)
Payment of deferred financing costs	(3,281)	(9,309)
Issuance of common stock, net of expenses	59,631	62,371
Purchase of common stock	(345,087)	(257,343)

Net cash provided by (used in) continuing operations	(453,770)	323,100
Net cash provided by (used in) discontinued operations	11,153	(3,615)

Net cash provided by (used in) financing activities	(442,617)	319,485

Increase (decrease) in cash and cash equivalents	4,974	(34,963)
Cash and cash equivalents, beginning of period	27,407	46,037

Cash and cash equivalents, end of period	$32,381	$11,074

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Our results of operations for the period ended September 30, 2005 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2004 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 16, 2005).
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses, previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. Our Condensed Financial Statements as of December 31, 2004 and for the three-month and nine-month periods ended September 30, 2004 have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $305.1 million and $280.6 million in the third quarter of 2005 and 2004, respectively, and $886.1 million and $805 million during the first nine months of 2005 and 2004, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands, except share data)
Net income, as reported	$103,875	$40,192	$256,720	$186,505
Add: Stock-based compensation expense included in net income, net of tax(1)	4,073	943	10,495	2,760
Less: Stock-based employee compensation, determined under fair value-based methods for all awards, net of income tax benefit	(8,565)	(8,704)	(24,736)	(26,584)

Pro forma net income	$99,383	$32,431	$242,479	$162,681

Net income per share:
Basic — as reported	$0.70	$0.26	$1.72	$1.19
Basic — pro forma	0.67	0.21	1.62	1.04
Diluted — as reported	0.67	0.25	1.64	1.15
Diluted — pro forma	0.64	0.20	1.55	1.00
Stock option share data:
Stock options granted during period	64,265	51,370	2,196,317	2,228,658
Weighted-average option fair value	$10.28	$8.68	$7.78	$8.87

(1)	Included in the three-month and nine-month periods ended September 30, 2005 is $3.4 million and $6.7 million, respectively, of compensation expense, net of tax, resulting from the acceleration of vesting on certain stock units issued in January 2003. See further discussion in Note 6.
      The fair value of each stock option grant is calculated using the Black-Scholes option-pricing model, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

Expected volatility	25%	25%	25%	25%
Expected dividend yield	0%	0%	0%	0%
Expected option term	4.5 years	5 years	4.5 years	5 years
Risk-free rate of return	3.84 to 4.16%	3.38%	3.63 to 4.26%	2.98 to 3.81%
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating the impact of FIN No. 47, which will become effective for us in the fourth quarter of 2005, on our Consolidated Financial Statements.
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
      In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal years beginning after June 15, 2005. SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements.

2.	Discontinued Operations
      Sale of Marie’s Dips and Dressings and Dean’s Dips — On August 22, 2005, we completed the sale of tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips to Ventura Foods. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price was approximately $194 million. The sale of these brands is part of our strategy to focus on our core dairy and branded businesses.
      Spin-off of TreeHouse — On January 25, 2005, we formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased approximately 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within stockholders’ equity in our Condensed Consolidated Balance Sheet.
      On June 27, 2005, we completed the Spin-off. Immediately prior to the Spin-off we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix non-dairy coffee creamer and Second Nature liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
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
      Prior to the Spin-off, we transferred the obligation, net of estimated related plan assets, for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. During the fourth quarter of 2005, we will finalize the preliminary computations and transfer the plan assets related to such obligations.
      Our financial statements have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.

      Net sales and income before taxes generated by discontinued operations were as follows:

	Three Months
	Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Net sales	$9,093	$188,917	$394,882	$584,135
Income before taxes	727	2,664	32,019	50,370
      Major classes of assets and liabilities of discontinued operations included in our balance sheet at December 31, 2004 (in thousands) were as follows:

Current assets	$159,341
Goodwill	389,683
Other non-current assets	183,680
Current liabilities	56,253
Non-current liabilities	69,707

3.	Inventories

	September 30,	December 31,
	2005	2004

	(In thousands)
Raw materials and supplies	$160,724	$159,365
Finished goods	223,029	206,038

Total	$383,753	$365,403

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Other	Total

	(In thousands)
Balance at December 31, 2004	$2,442,968	$551,472	$106,006	$3,100,446
Purchase accounting adjustments	(5,175)	(802)	—	(5,977)
Acquisitions	1,263	—	—	1,263
Currency changes	—	—	(12,484)	(12,484)

Balance at September 30, 2005	$2,439,056	$550,670	$93,522	$3,083,248

      The gross carrying amount and accumulated amortization of our intangible assets (other than goodwill) as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005			December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$534,918	$(6,649)	$528,269	$537,636	$(6,649)	$530,987
Intangible assets with finite lives:
Customer-related	87,777	(20,122)	67,655	85,167	(14,884)	70,283

Total	$622,695	$(26,771)	$595,924	$622,803	$(21,533)	$601,270

      Amortization expense on intangible assets for the three months ended September 30, 2005 and 2004 was $1.7 million and $2 million, respectively, and $5.3 million and $3.8 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$7.1 million
2007	7.1 million
2008	6.9 million
2009	6.8 million
2010	6.7 million

5.	Long-Term Debt

	September 30, 2005		December 31, 2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Senior credit facility	$1,955,000	4.71%	$2,031,100	3.72%
Line of credit	9,100	4.56	—	—
Subsidiary debt obligations:
Senior notes	567,645	6.625-8.15	664,696	6.625-8.15
Receivables-backed loan	494,100	4.18	500,000	2.83
Other lines of credit	46,100	2.88	30,750	2.64
Capital lease obligations and other	20,848		25,182

	3,092,793		3,251,728
Less current portion	(66,849)		(141,012)

Total	$3,025,944		$3,110,716

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2005 there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $455 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $103.7 million were issued but undrawn. At September 30, 2005, approximately $941.3 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      In May 2005, we amended our senior credit facility to modify the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). Prior to the amendment, the base rate margin was zero to 62.5 basis points and the LIBOR margin varied from 75 to 187.5 basis points based on our credit ratings. The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 4.71% at September 30, 2005. However, we had interest rate swap agreements in place that hedged $775 million of our borrowings under the senior credit facility at an average rate of 4.96%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      Uncommitted Line of Credit — We entered into a $30 million uncommitted and unsecured line of credit in August 2005. Each loan is payable according to a payment grid determined on the date of the loan or on demand, but no later that August 23, 2006. The interest rate is determined for each loan at the prime rate or a fixed rate calculated by the bank for the applicable interest period. At September 30, 2005, we had outstanding borrowings of $9.1 million at an interest rate of 4.56%.

      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The outstanding notes carry the following interest rates and maturities:

•	$250.2 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$189.6 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$127.8 million ($150 million face value), at 6.9% interest, maturing in 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We have entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During the first nine months of 2005, we made net payments of $5.9 million on this facility leaving an outstanding balance of $494.1 million at September 30, 2005. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 4.18% at September 30, 2005. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. At September 30, 2005 this facility was fully funded.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At September 30, 2005, $46.1 million was outstanding under these lines of credit at an average interest rate of 2.88%.
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
      The following table summarizes our various interest rate agreements in effect at both September 30, 2005 and December 31, 2004:

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
      As of September 30, 2005 and December 31, 2004 our derivative asset and liability balances were:

	September 30,	December 31,
	2005	2004

	(In thousands)
Current derivative asset	$2,177	$—
Long-term derivative asset	684	—

Total derivative asset	$2,861	$—

Current derivative liability	$(3,382)	$(14,993)
Long-term derivative liability	(393)	(2,069)

Total derivative liability	$(3,775)	$(17,062)

      There was no hedge ineffectiveness for the three and nine months ended September 30, 2005, respectively. Approximately $1.9 million and $7.3 million of losses (net of tax) were reclassified to interest expense from other comprehensive income during the quarter and nine months ended September 30, 2005, respectively. We estimate that approximately $760,000 of net derivative losses (net of tax) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will increase the interest expense recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.

6.	Stockholders’ Equity
      Stock Award Plans — The following table summarizes stock option activity during the first nine months of 2005 under our stock-based compensation programs:

		Weighted
		Average
	Options	Exercise Price

Outstanding at December 31, 2004	16,847,721	$20.32
Options granted during the first nine months(1)	2,196,317	27.81
Adjustment to options outstanding at the time of the Spin-off(2)	2,002,634	18.14
Options canceled or forfeited during the first nine months(3)	(292,977)	28.05
Options exercised during the first nine months	(2,566,541)	18.24

Options outstanding at September 30, 2005	18,187,154	18.59

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	The number and exercise prices of certain options outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the options before and after the Spin-off.

(3)	Pursuant to the terms of our stock award plans, options that are canceled or forfeited become available for future grants.
      We issued 22,192 shares of restricted stock during the first nine months of 2005 to non-employee directors as compensation for services rendered. Shares of restricted stock granted to non-employee directors vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.
      In addition to stock options, we issue stock units to certain key employees and directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. The following table summarizes the status of our stock unit compensation program during the first nine months of 2005:

	Employees	Directors	Total

Stock units outstanding at December 31, 2004	950,500	50,150	1,000,650
Stock units issued during the first nine months	417,550	25,500	443,050
Shares issued during the first nine months upon vesting of stock units(1)	(454,567)	(17,117)	(471,684)
Adjustment to stock units outstanding at the time of the Spin-off(2)	199,335	9,241	208,576
Stock units canceled or forfeited during the first nine months(3)	(263,898)	—	(263,898)

Outstanding at September 30, 2005	848,920	67,774	916,694

Weighted average fair value	$26.98	$32.26	$27.31
Compensation expense for the nine months ended September 30, 2005 (in thousands)	$13,037	$543	$13,580

(1)	During the second quarter of 2005, it became probable that the conditions required to accelerate the vesting of stock units granted in January 2003 would be achieved in the third quarter 2005 because our stock price had achieved the price target. Therefore, we reduced the remaining period over which we recognized the compensation expense associated with the stock units. We recognized $3.4 million and $6.7 million of compensation expense, net of tax, in the three months and nine months ended September 30, 2005, respectively, resulting from the acceleration of the vesting period.

(2)	Stock units outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the Spin-off.

(3)	Pursuant to the terms of our plan, employees have the option of forfeiting units to cover their tax liability when shares are issued. Units that are canceled or forfeited become available for future grants.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$66,408	$37,826	$201,773	$153,977
Denominator:
Average common shares	148,098,362	155,920,588	149,578,334	156,450,474
Basic EPS from continuing operations	$0.45	$0.24	$1.35	$0.98

Diluted EPS computation:
Numerator:
Income from continuing operations	$66,408	$37,826	$201,773	$153,977
Denominator:
Average common shares — basic	148,098,362	155,920,588	149,578,334	156,450,474
Stock option conversion(1)	6,502,384	5,218,145	5,476,012	5,409,654
Stock units	935,748	962,193	1,082,745	932,891

Average common shares — diluted	155,536,494	162,100,926	156,137,091	162,793,019

Diluted EPS from continuing operations	$0.43	$0.24	$1.29	$0.95

(1)	There were 24,783 and 117,412 anti-dilutive shares for the quarter and nine-months ended September 30, 2005 and 96,000 and 34,210 anti-dilutive shares for the quarter and nine months ended September 30, 2004, respectively.
      Stock Repurchases — During the first nine months of 2005 we incurred approximately $361.3 million, including commissions and fees, to repurchase 9.93 million shares of our common stock for an average price of $36.40 per share. The repurchases were funded using borrowings under our senior credit facility.

7.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $106.6 million and $240.9 million for the three and nine months ended September 30, 2005, respectively. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the nine months ended September 30, 2005 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income (loss), December 31, 2004	$(33,482)	$27,785	$(5,697)
Cumulative translation adjustment arising during period	(24,541)	—	(24,541)
Net change in fair value of derivative instruments	4,908	(1,653)	3,255
Amounts reclassified to income statement related to hedging activities	11,239	(3,934)	7,305
Minimum pension liability adjustment	(2,310)	518	(1,792)

Accumulated other comprehensive income (loss), September 30, 2005	$(44,186)	$22,716	$(21,470)

8.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$763	$693	$2,289	$2,079
Interest cost	3,952	3,973	11,856	11,919
Expected return on plan assets	(3,358)	(3,063)	(10,074)	(9,189)
Amortizations:
Unrecognized transition obligation	27	36	81	108
Prior service cost	156	171	468	513
Unrecognized net loss	413	423	1,239	1,269
Effect of settlement	439	444	1,317	1,332

Net periodic benefit cost	$2,392	$2,677	$7,176	$8,031

      We expect to contribute $33.7 million to the pension plans during 2005.

      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

	(In thousands)
Components of net period cost:
Service cost	$229	$211	$687	$633
Interest cost	291	299	873	897
Amortizations:
Prior service cost	(52)	(17)	(156)	(51)
Unrecognized net loss	69	76	207	228

Net periodic benefit cost	$537	$569	$1,611	$1,707

      We expect to contribute $1.8 million to the postretirement health plans during 2005.

9.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $18 million and $11.6 million during the third quarter of 2005 and 2004, respectively, and $26.8 million and $19.3 million during the first nine months of 2005 and 2004, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	The closing of Dairy Group manufacturing facilities in Union, New Jersey and Albuquerque, New Mexico;

•	Previously announced plans including reorganizing WhiteWave Foods Company and closing Dairy Group manufacturing facilities in Madison, Wisconsin; and South Gate, California; and

•	Consolidation of certain administrative functions in the Midwest region of our Dairy Group.
      We expect to incur additional charges related to these restructuring plans of approximately $8 million, including approximately $797,000 in work force reduction costs and approximately $7.2 million in shutdown and other costs. Approximately $4.5 million and approximately $3.4 million of these additional charges are expected to be incurred by December 2005 and December 2006, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities and related equipment at September 30, 2005 was approximately $15.9 million. We are marketing these assets for sale.

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
      Activity for the first nine months of 2005 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$5,175	$12,604	$(6,747)	$11,032
Shutdown costs	—	560	(560)	—
Lease obligations after shutdown	74	374	(383)	65
Other	2	4,232	(3,219)	1,015

Subtotal	$5,251	17,770	$(10,909)	$12,112

Noncash charges:
Write-down of assets		9,051

Total charges		$26,821

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first nine months of 2005 is summarized below:

	Accrued				Accrued
	Charges at				Charges at
	December 31,				September 30,
	2004	Accruals	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$2,135	$431	$(816)	$(1,324)	$426
Shutdown and exit costs	81,766	—	(970)	(1,583)	79,213

Total	$83,901	$431	$(1,786)	$(2,907)	$79,639

10.	Commitments and Contingencies
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
      The Dairy Group, which manufactures a portion of WhiteWave Foods Company’s products, transfers finished products to WhiteWave Foods Company at or near cost. A small percentage of WhiteWave Foods Company’s products (approximately $13.4 million and $12.4 million for the quarter ended September 30, 2005 and 2004, respectively and $39.5 million and $32.8 million for the nine months ended September 30, 2005 and 2004, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes. Fixed assets, capital expenditures and depreciation related to the Dairy Group facilities that manufacture a portion of WhiteWave Foods Company’s products are reported as part of the Dairy Group, while intangibles and any associated amortization related to WhiteWave Foods Company’s brands are reported as part of WhiteWave Foods Company.
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

	Three Months Ended		Nine Months Ended
	September 30(1)		September 30(1)

	2005	2004	2005	2004

	(In thousands)
Net sales to external customers:
Dairy Group	$2,267,527	$2,234,296	$6,681,897	$6,462,261
WhiteWave Foods Company	284,860	259,920	827,157	722,962
Corporate/ Other	94,226	89,362	301,862	261,852

Total	$2,646,613	$2,583,578	$7,810,916	$7,447,075

Intersegment sales:
Dairy Group	$19,615	$16,178	$56,091	$40,304
WhiteWave Foods Company	13,548	1,667	40,834	4,626

Total	$33,163	$17,845	$96,925	$44,930

Operating income:
Dairy Group	$156,223	$149,069	$475,804	$442,168
WhiteWave Foods Company	35,910	25,307	73,647	45,407
Corporate/ Other	(28,431)	(23,474)	(75,563)	(58,383)

Segment operating income	163,702	150,902	473,888	429,192
Facility closing and reorganization costs	(17,993)	(11,590)	(26,821)	(19,295)
Other operating income	—	—	—	122

Total	$145,709	$139,312	$447,067	$410,019

	September 30,	December 31,
	2005	2004

	(In thousands)
Assets:
Dairy Group	$5,313,868	$5,389,258
WhiteWave Foods Company	1,158,380	1,086,078
Corporate/ Other	561,778	548,328
Discontinued operations	—	732,704

Total	$7,034,026	$7,756,368

Geographic Information —

	Net Sales(1)

	Three Months Ended		Nine Months Ended
	September 30		September 30		Long-Lived Assets(1)
					September 30,	December 31,
	2005	2004	2005	2004	2005	2004

	(In thousands)				(In thousands)
United States	$2,552,387	$2,494,216	$7,509,054	$7,185,224	$5,367,351	$6,074,755
Europe	94,226	89,362	301,862	261,851	234,855	244,531

Total	$2,646,613	$2,583,578	$7,810,916	$7,447,075	$5,602,206	$6,319,286

(1)	Balances have been reclassified to remove discontinued operations.
      Significant Customers — Our Dairy Group and WhiteWave Foods segments each had a single customer that represented greater than 10% of their sales in the first nine months of 2005. Approximately 13.8% of our consolidated sales in the first nine months of 2005 were to this same customer. In addition, our International Group had two customers that represented greater than 10% of their sales in the first nine months of 2005. These customers represented less than 1% of our consolidated sales during the first nine months of 2005.

12.	Subsequent Events
      Stock Repurchase — Between October 1 and November 4, 2005 we spent approximately $88.3 million to repurchase 2.3 million shares of our common stock for an average price of $37.73 per share, excluding commissions and fees. On November 2, 2005, our Board authorized a $300 million increase in our stock repurchase program. At November 4, 2005, approximately $268.6 million remained available under our stock repurchase authorization.

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
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 86% of our consolidated sales in the nine months ended September 30, 2005. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. The Dairy Group also manufactures a portion of the products marketed and sold by WhiteWave Foods Company. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States.
      WhiteWave Foods Company — WhiteWave Foods Company’s operations have historically been conducted through three distinct operating units: White Wave, Inc., Horizon Organic and Dean National Brand Group. We are currently in the process of consolidating these three operating units and expect the consolidation to be completed in 2006. WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy products, juices and other products; International Delight coffee creamers; and LAND O’LAKES creamers and cultured products. WhiteWave Foods Company also sells Sun Soy® soymilk; The Organic Cow of Vermont® organic dairy products; White Wave® and Tofu Town® branded tofu; Hershey’s® milks and milkshakes;and Naturally Yours® sour cream. We license the LAND O’LAKES and Hershey’s names from third parties.
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
Recent Developments
Sale of Marie’s® Dips and Dressings and Dean’s® Dips
      On August 22, 2005, we completed the sale of certain tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price was approximately $194 million. The sale of these brands is part of our strategy to focus on our core dairy and branded businesses.

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
      Prior periods have been revised to remove the results of our former Specialty Foods Group segment and Mocha Mix, Second Nature and private label dressings businesses and the sale of our Marie’s dips and dressings and Dean’s dips businesses, which have been reclassified as discontinued operations.
Management Changes
      On August 25, 2005, we announced that we had selected Joseph E. Scalzo to serve as President of the new WhiteWave Foods. Mr. Scalzo, most recently Group President, Personal Care and Global Value Chain of the Gillette Company, joined WhiteWave Foods on October 11, 2005. As previously reported on a current report on Form 8-K, we entered into an employment agreement and certain ancillary agreements with Mr. Scalzo, age 47, all of which are filed as exhibits to this Quarterly Report on Form 10-Q.
      On September 7, 2005 we announced the succession plan for the President of our Dairy Group, Alan Bernon, currently Chief Operating Officer of the Northeast Region of our Dairy Group, will become President of our Dairy Group effective January 1, 2006. Pete Schenkel, current President of the Dairy Group, will resign from his position effective January 1, 2006. We expect Mr. Schenkel, age 70, to become Vice Chairman of our Board of Directors effective January 1, 2006, assisting in the transition of leadership of the Dairy Group through the end of 2007. As previously reported on a current report on Form 8-K, we entered into an employment agreement and certain ancillary agreements with Mr. Bernon, age 51, all of which are filed as exhibits to this Quarterly Report on Form 10-Q.
      On October 14, 2005, we announced that Barry Fromberg, Executive Vice President and Chief Financial Officer, will resign from his position on or around April 1, 2006. On November 7, we entered into a transition agreement with Mr. Fromberg, which is described in Part II, Item 5 of this Quarterly Report on Form 10-Q, and which is filed as an exhibit hereto. We are currently conducting a search for Mr. Fromberg’s successor, including both internal and external candidates.
Stock Repurchases
      Between July 1 and November 4, 2005 we spent approximately $449.4 million to repurchase 12.3 million shares of our common stock for an average price of $36.63 per share, excluding commissions and fees. On November 2, 2005 our Board authorized a $300 million increase in our stock repurchase program. At November 4, 2005, approximately $268.6 million remained available under our stock repurchase authorization.
Facility Closing and Reorganization Activities
      We recorded a total of approximately $26.8 million in facility closing and reorganization costs during the first nine months of 2005, of which $15.3 million related to the closing of a Dairy Group facility in Union, New Jersey and the remainder was primarily related to plans announced in 2004. We expect to incur additional charges related to these restructuring plans of approximately $8 million, primarily in 2005 and 2006. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 9 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.
Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2005		2004		2005		2004

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,646.6	100.0%	$2,583.6	100.0%	$7,810.9	100.0%	$7,447.1	100.0%
Cost of sales	1,997.2	75.5	1,978.0	76.6	5,895.1	75.5	5,689.1	76.4

Gross profit	649.4	24.5	605.6	23.4	1,915.8	24.5	1,758.0	23.6
Operating costs and expenses:
Selling and distribution	394.7	14.9	368.0	14.2	1,161.4	14.9	1,071.0	14.4
General and administrative	89.5	3.4	85.0	3.3	275.8	3.5	254.1	3.4
Amortization of intangibles	1.5	—	1.7	0.1	4.7	0.1	3.7	—
Facility closing and reorganization costs	18.0	0.7	11.6	0.4	26.8	0.3	19.3	0.3
Other operating income	—	—	—	—	—	—	(0.1)	—

Total operating costs and expenses	503.7	19.0	466.3	18.0	1,468.7	18.8	1,348.0	18.1

Total operating income	$145.7	5.5%	$139.3	5.4%	$447.1	5.7%	$410.0	5.5%

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004 —
Consolidated Results
      Net Sales — Consolidated net sales increased to $2.65 billion during the third quarter of 2005 from $2.58 billion during the third quarter of 2004. Net sales by segment are shown in the table below.

	Quarter Ended September 30

	2005	2004	$ Increase	% Increase

	(Dollars in millions)
Dairy Group	$2,267.5	$2,234.3	$33.2	1.5%
WhiteWave Foods Company	284.9	259.9	25.0	9.6
Corporate/ Other	94.2	89.4	4.8	5.4

Total	$2,646.6	$2,583.6	$63.0	2.4%

      The change in net sales was due to the following:

	Quarter Ended September 30, 2005 vs.
	Quarter Ended September 30, 2004

			Pricing, Volume
		Foreign	and Product	Total
	Acquisitions	Exchange	Mix Changes	Increase

	(Dollars in millions)
Dairy Group	$12.9	$—	$20.3	$33.2
WhiteWave Foods Company	—	—	25.0	25.0
Corporate/ Other	—	(0.5)	5.3	4.8

Total	$12.9	$(0.5)	$50.6	$63.0

      Net sales increased by 2.4% in the third quarter of 2005 compared to the third quarter of 2004 due to higher pricing and increased volumes at WhiteWave Foods Company, combined with a decline in slotting, couponing and certain other promotional costs (required to be recorded as a reduction of sales) at WhiteWave Foods Company, and fluid dairy volume growth in our Dairy Group segment. In addition, sales increased due to the acquisition of a small dairy in late 2004 in our Dairy Group segment. These increases were partly offset by the effects of lower selling prices at the Dairy Group resulting from the pass-through of lower Class I raw skim milk costs. See “— Results by Segment” for more information on net sales.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 75.5% in the third quarter of 2005 compared to 76.6% in the third quarter of 2004 primarily due to lower raw milk costs in our Dairy Group segment and the effect of higher selling prices and lower promotional costs at WhiteWave Foods Company in the third quarter of 2005.
      Operating Costs and Expenses — Our operating expenses increased approximately $37.4 million during the third quarter of 2005 as compared to the same period in the prior year. Our operating expense ratio was 19.0% in the third quarter of 2005 compared to 18.0% during the third quarter of 2004. Operating expenses increased primarily due to (1) an increase in distribution costs of $24.5 million resulting from higher fuel prices and increased sales volumes, (2) higher employee compensation costs of approximately $7.5 million, including a charge related to the accelerated vesting of certain stock units and higher incentive compensation due to improved performance, and (3) increased facility closing and reorganization costs of $6.4 million. See “— Results by Segment” for more information on operating costs.
      Operating Income — Operating income during the third quarter of 2005 was $145.7 million, an increase of $6.4 million from the third quarter of 2004 operating income of $139.3 million. Our operating margin in the third quarter of 2005 was 5.5% compared to 5.4% in the third quarter of 2004. Our operating margin increased primarily as a result of lower raw milk costs and improved results at WhiteWave Foods Company.
      Other (Income) Expense — Interest expense decreased to $40.2 million in the third quarter of 2005 from $74.4 million in the third quarter of 2004 primarily due to a charge of $32.6 million in the third quarter of 2004 to write-off deferred financing costs related to amending our senior credit facility in August 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 37.2% in the third quarter of 2005 compared to 41.4% in the prior year. In the third quarter of 2005, we recorded a change in the anticipated benefit related to net operating loss carry forwards that we had previously fully reserved. In the third quarter of 2004 our income tax rate was significantly impacted by the write-off of deferred financing charges that were incurred in a business unit with a lower relative effective tax rate. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended September 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,267.5	100.0%	$2,234.3	100.0%
Cost of sales	1,738.6	76.7	1,726.7	77.3

Gross profit	528.9	23.3	507.6	22.7
Operating costs and expenses	372.7	16.4	358.5	16.0

Total segment operating income	$156.2	6.9%	$149.1	6.7%

      The Dairy Group’s net sales increased approximately $33.2 million, or 1.5%, in the third quarter of 2005 versus the third quarter of 2004. The change in net sales from the third quarter of 2004 to the third quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$2,234.3
Acquisitions	12.9	0.6%
Volume	75.3	3.4
Pricing and product mix	(55.0)	(2.5)

2005 Net sales	$2,267.5	1.5%

      The Dairy Group’s net sales increased primarily due to a 3.4% increase in sales volume in the third quarter of 2005. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation. The Dairy Group’s net sales also increased $12.9 million due to the acquisition of a small dairy in late 2004.
      These sales increases were partly offset by price decreases due to lower raw milk costs, the primary raw material used by our Dairy Group. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 7% lower in the third quarter of 2005 compared to the third quarter of 2004. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2005 compared to the third quarter of 2004:

	Quarter Ended September 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.24	(1)	$8.82	(1)	(7)%
Class I butterfat mover(3)	1.73	(2)	2.00	(2)	(14)
Class II raw skim milk minimum(4)	7.85	(1)	7.07	(1)	11
Class II butterfat minimum(4)	1.84	(2)	1.93	(2)	(5)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2004, and “— Known Trends and Uncertainties — Prices of Raw Materials, Cream and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Sales increases due to volume gains were also offset to some extent by the effects of Hurricane Katrina and Hurricane Rita. Our plant in New Orleans, Louisiana has been closed since immediately prior to Hurricane Katrina, and our Houston, Texas plant was closed for approximately three days around Hurricane Rita. Since Hurricane Katrina, there has been a national shortage of resin due to the impact of the hurricanes on facilities in the Gulf Coast area that produce petroleum and petroleum-based products. We ceased production of juice and water nationwide during part of September in an effort to conserve resin, the primary component used in our plastic packaging.
      The Dairy Group’s cost of sales ratio was 76.7% in the third quarter of 2005 compared to 77.3% in the third quarter of 2004, primarily due to the effect of increased volumes and the decrease in raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs of approximately $3 million during the third quarter of 2005 compared to the third quarter of 2004 and certain operating inefficiencies resulting from the disruption to our manufacturing operations caused by recent hurricanes, such as costs of operating incremental shifts at regional facilities surrounding the New Orleans area to compensate for our temporarily closed facility.
      The Dairy Group’s operating expense ratio increased to 16.4% in the third quarter of 2005 compared to 16.0% in the third quarter of 2004. Operating expenses increased $14.2 million to $372.7 million during the third quarter of 2005 compared to $358.5 million in the third quarter of 2004, primarily due to a $14.8 million increase in distribution costs. Distribution costs increased as a result of higher fuel prices of approximately $10 million and the impact of transporting products from other regional facilities to certain customers previously served by our facility in New Orleans.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended September 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$284.9	100.0%	$259.9	100.0%
Cost of sales	177.3	62.2	171.2	65.9

Gross profit	107.6	37.8	88.7	34.1
Operating costs and expenses	71.7	25.2	63.4	24.4

Total segment operating income	$35.9	12.6%	$25.3	9.7%

      WhiteWave Foods Company’s net sales increased by $25 million, or 9.6%, in the third quarter of 2005 versus the third quarter of 2004. The change in net sales from the third quarter of 2004 to the third quarter of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$259.9
Volume	5.4	2.1%
Pricing and product mix	19.6	7.5

2005 Net sales	$284.9	9.6%

      The increase in net sales was primarily due to increased pricing of our branded products in response to increased commodity costs and a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of sales. In addition, volumes increased 2.1%. Double digit volume growth noted in our Silk and Horizon Organic brands during the third quarter of 2005 was offset by relatively slower growth in International Delight and rationalization of produce offerings.
      The cost of sales ratio for WhiteWave Foods Company decreased to 62.2% in the third quarter of 2005 from 65.9% in the third quarter of 2004 primarily due to increased operational efficiencies and supply chain integration, as a result of the consolidation of the legacy operating companies. Cost of goods sold dollars increased $6.1 million primarily due to higher commodity costs, particularly raw organic milk and soybeans.
      The operating expense ratio increased to 25.2% in the third quarter of 2005 compared to 24.4% in the third quarter of 2004. Operating expenses increased approximately $8.3 million in the third quarter of 2005 compared to the same period in the prior year primarily due to higher distribution costs. Distribution costs increased $9 million primarily due to higher fuel costs and increased volumes.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 4.9% to $7.81 billion during the first nine months of 2005 from $7.45 billion during the first nine months of 2004. Net sales by segment are shown in the table below.

	Nine Months Ended September 30

	2005	2004	$ Increase	% Increase

	(Dollars in millions)
Dairy Group	$6,681.9	$6,462.3	$219.6	3.4%
WhiteWave Foods Company	827.1	722.9	104.2	14.4
Corporate/ Other	301.9	261.9	40.0	15.3

Total	$7,810.9	$7,447.1	$363.8	4.9%

      The change in net sales was due to the following:

	Nine Months Ended September 30, 2005 vs.
	Nine Months Ended September 30, 2004

			Pricing, Volume
		Foreign	and Product	Total
	Acquisitions	Exchange	Mix Changes	Increase

	(Dollars in millions)
Dairy Group	$35.4	$—	$184.2	$219.6
WhiteWave Foods Company	9.2	—	95.0	104.2
Corporate/ Other	14.5	8.5	17.0	40.0

Total	$59.1	$8.5	$296.2	$363.8

      Net sales increased approximately $363.8 million during the first nine months of 2005 compared to the same period in the prior year primarily due to increased volumes and the pass-through of increased commodity and production costs in the first nine months of 2005. In addition, we benefited from the acquisitions of a small dairy in our Dairy Group segment; LAND O’LAKES East in our WhiteWave Foods Company segment; and Tiger Foods in our Corporate/ Other segment. See “— Results by Segment” for more information on net sales.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 75.5% in the first nine months of 2005 compared to 76.4% in the first nine months of 2004 due to the impact of higher volumes and the impact of the efficiencies gained through our facility rationalization activities.
      Operating Costs and Expenses — Our operating expenses increased $120.7 million during the first nine months of 2005 as compared to the same period in the prior year. Our operating expense ratio was 18.8% in the first nine months of 2005 compared to 18.1% during the first nine months of 2004. Operating expenses increased primarily due to (1) an increase in distribution costs of $81.1 million related to higher fuel costs and increased sales volumes, (2) increased employee compensation costs of approximately $23.2 million, including a charge related to the accelerated vesting of certain stock units and increased incentive compensation due to improved performance and (3) increased facility closing costs of $7.5 million. See “— Results by Segment” for more information on operating costs.
      Operating Income — Our operating margin in the first nine months of 2005 was 5.7% compared to 5.5% in the first nine months of 2004. Operating income during the first nine months of 2005 was $447.1 million, an increase of $37.1 million from the first nine months of 2004 operating income of $410 million. Operating income increased primarily due to higher sales volumes and the pass-through of higher raw material costs. See “— Results by Segment” for more information.
      Other (Income) Expense — Interest expense decreased to $121.9 million in the first nine months of 2005 from $158.1 million in the first nine months of 2004 primarily due to a charge of $32.6 million in the third quarter of 2004 to write-off deferred financing costs related to amending our senior credit facility in August 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 38% in the first nine months of 2005 and 39.2% in the first nine months of 2004 due to a change in the anticipated benefit related to net operating loss credits that were previously fully reserved. Our tax rate varies as the mix of earnings contributed by our various business units changes.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Nine Months Ended September 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$6,681.9	100.0%	$6,462.3	100.0%
Cost of sales	5,105.9	76.4	4,975.6	77.0

Gross profit	1,576.0	23.6	1,486.7	23.0
Operating costs and expenses	1,100.2	16.5	1,044.5	16.2

Total segment operating income	$475.8	7.1%	$442.2	6.8%

      The Dairy Group’s net sales increased by approximately $219.6 million, or 3.4%, in the first nine months of 2005 versus the first nine months of 2004. The change in net sales from the first nine months of 2004 to the first nine months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$6,462.3
Acquisitions	35.4	0.5%
Volume	134.6	2.1
Pricing and product mix	49.6	0.8

2005 Net sales	$6,681.9	3.4%

      The Dairy Group’s sales volumes increased by 2.1% during the first nine months of 2005 compared to the first nine months of 2004. Fluid milk volumes (which represented approximately 68% of the Dairy Group’s sales volume during the first nine months of 2005) increased approximately 3% during the first nine months of 2005 compared to the same period in the prior year. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation. The Dairy Group’s net sales also increased $35.4 million due to the acquisition of a small dairy in late 2004.
      In addition, the Dairy Group’s net sales increased due to increased pricing and product mix changes. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. For the nine month period, the Class I raw milk mover was 2% higher in 2005 than in 2004. In addition, our selling prices increased slightly due to the pass through of increases in fuel and resin costs during the first nine months of 2005.

	Nine Months Ended
	September 30*

	2005		2004		% Change

Class I raw skim milk mover(3)	$8.67	(1)	$8.54	(1)	2%
Class I butterfat mover(3)	1.75	(2)	1.97	(2)	(11)
Class II raw skim milk minimum(4)	7.60	(1)	6.83	(1)	11
Class II butterfat minimum(4)	1.74	(2)	2.08	(2)	(16)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2004, and “— Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group’s cost of sales ratio decreased to 76.4% in the first nine months of 2005 compared to 77% in the first nine months of 2004 primarily due to the impact of higher volumes and the impact of efficiencies gained through our facility rationalization activities. Cost of sales dollars increased $130.3 million primarily due to an increase in volumes and other production costs, including higher raw milk costs and increased resin costs, which negatively impacted cost of goods sold by approximately $24 million. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expense ratio increased to 16.5% in the first nine months of 2005 from 16.2% in the first nine months of 2004. Operating expense dollars increased approximately $55.7 million during the first nine months of 2005 compared to the first nine months of 2004, primarily due to an increase in distribution costs. Total distribution costs increased $45.8 million primarily as a result of (1) higher fuel prices which impacted distribution costs by approximately $22 million, (2) increased deliveries in our DSD system due to the addition of certain customers and (3) the integration of several distributors that were acquired in late 2004 and early 2005.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Nine Months Ended September 30

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$827.1	100.0%	$722.9	100.0%
Cost of sales	533.4	64.5	488.7	67.6

Gross profit	293.7	35.5	234.2	32.4
Operating costs and expenses	220.1	26.6	188.8	26.1

Total segment operating income	$73.6	8.9%	$45.4	6.3%

      WhiteWave Foods Company’s net sales increased by $104.2 million, or 14.4%, in the first nine months of 2005 versus the first nine months of 2004. The change in net sales from the first nine months of 2004 to the first nine months of 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$722.9
Acquisitions	9.2	1.3%
Volume	45.8	6.3
Pricing and product mix	49.2	6.8

2005 Net sales	$827.1	14.4%

      The increase in net sales was due to increased prices in response to higher raw material and distribution costs and to increased volumes related to the growth of our brands, particularly Silk and Horizon Organic.
      The cost of sales ratio for WhiteWave Foods Company decreased to 64.5% in the first nine months of 2005 from 67.6% in the first nine months of 2004, primarily due to the effect of increased volumes and to operational efficiencies resulting from the consolidation of the legacy operating companies. Cost of goods sold dollars increased $44.7 million primarily due to increased volumes and higher raw organic milk and soybean costs.
      The operating expense ratio increased to 26.6% in the first nine months of 2005 from 26.1% in the first nine months of 2004. Operating expenses increased approximately $31.3 million in the first nine months of 2005 compared to the same period in the prior year due to higher distribution costs. Distribution costs were primarily impacted by increased volumes and higher fuel costs.
Liquidity and Capital Resources
Historical Cash Flow
      During the first nine months of 2005, we met our working capital needs with cash flow from operations.
      Net cash provided by operating activities from continuing operations was $462.8 million for the first nine months of 2005 as contrasted to $204.7 million for the same period in 2004, an increase of $258.1 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which improved by $304.9 million in the first nine months of 2005 compared to the first nine months of the prior year. The improvement in working capital reflects the benefit of lower raw milk costs during the first nine months of 2005 compared to a more volatile environment in the first nine months of 2004.
      Net cash used in investing activities from continuing operations was $24.3 million in the first nine months of 2005 compared to $605.8 million in the first nine months of 2004, a decrease of $581.5 million. We used approximately $767,000 for acquisitions in the first nine months of 2005 compared to $367 million in the first nine months of 2004. We received cash proceeds from the sale of operations of $189.9 million during the first nine months of 2005. Our capital expenditures totaled $221 million in the first nine months of 2005 compared to $248.3 in the first nine months of 2004.
      We repaid a net amount of $165 million of debt in the first nine months of 2005.

Current Debt Obligations
      At September 30, 2005, we had outstanding borrowings of $1.96 billion under our senior credit facility (compared to $2.03 billion at December 31, 2004), including $1.5 billion in term loan borrowings, and $455 million outstanding under the revolving credit facility. In addition, at September 30, 2005, there were $103.7 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.
      In addition to our senior credit facility, we also have a $600 million receivables-backed credit facility, which had $494.1 million outstanding at September 30, 2005 (compared to $500 million at December 31, 2004) and $9.1 million under our uncommitted and unsecured line of credit.
      Other indebtedness outstanding at September 30, 2005 included $600 million face value of outstanding indebtedness under senior notes issued by a subsidiary, $46.1 million under lines of credit at our Spanish subsidiary and approximately $20.8 million of capital lease and other obligations.
      See Note 5 to our Condensed Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness and purchase and lease obligations at September 30, 2005.

	Payments Due by Period

Indebtedness, Purchase &		10/1/05-	10/1/06-	10/1/07-	10/1/08-	10/1/09-
Lease Obligations	Total	9/30/06	9/30/07	9/30/08	9/30/09	9/30/10	Thereafter

	(In millions)
Senior credit facility	$1,955.0	$—	$225.0	$225.0	$1,505.0	$—	$—
Line of credit	9.1	9.1	—	—	—	—	—
Senior notes(1)	600.0	—	250.0	—	200.0	—	150.0
Receivables-backed facility	494.1	—	—	494.1	—	—	—
Foreign line of credit	46.1	45.3	0.5	0.3	—	—	—
Capital lease obligations and other	20.8	12.5	2.5	2.2	1.9	0.9	0.8
Purchasing obligations(2)	323.5	185.0	52.2	30.4	16.2	9.7	30.0
Operating leases	446.2	92.8	81.2	70.5	61.4	50.0	90.3
Interest payments(3)	248.4	74.0	47.9	23.6	19.2	10.4	73.3

Total	$4,143.2	$418.7	$659.3	$846.1	$1,803.7	$71.0	$344.4

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Only includes our fixed rate interest obligations, which consist of our senior notes and our interest rate swap agreements.
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
Future Capital Requirements
      During 2005, we intend to invest a total of approximately $325 million, for capital expenditures, primarily for our existing manufacturing facilities and distribution capabilities. Through the first nine months of 2005 we have spent $221 million. We expect to spend approximately $260 million in capital expenditures in 2006. The lower amount reflects the completion of several major capital projects in 2005. We intend to fund these expenditures using cash flow from operations.
      In 2005, we expect cash interest to be approximately $160 million based on current debt levels and cash taxes to be approximately $200 million, including approximately $60 million in taxes related to the sale of Marie’s dips and dressings and Dean’s dips. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future.
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
      As of November 4, 2005, approximately $916.3 million was available for future borrowings under our senior credit facility.
Known Trends and Uncertainties
Prices of Raw Materials and Other Inputs
      Dairy Group — The primary raw material used in our Dairy Group is raw milk (which contains both raw skim milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices change on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange.
      Another significant raw material used by our Dairy Group is resin, which is used to make plastic bottles. Resin is a petroleum-based product and the price of resin generally has increased recently due to increases in crude oil prices. Finally, our Dairy Group purchases approximately four million gallons of diesel fuel per month to operate our extensive direct store delivery system. In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the time of a raw material cost increase or decrease and the effectiveness of a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.
      In 2004, our Dairy Group was adversely affected by extreme volatility in the prices of raw skim milk, butterfat and cream. In 2005, prices have been more stable. We expect raw milk, butterfat and cream prices to decrease slightly over the next two quarters. However, raw milk, butterfat and cream prices are difficult to predict and we change our forecasts frequently based on current market activity.
      Due to the disruption in production caused by Hurricanes Katrina and Rita, the prices of resin and fuel have increased dramatically and resin supplies have been insufficient to meet demand. We are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will be successful in our attempts. Although there can be no assurance, we expect the resin shortage to be resolved by early 2006. We expect prices of both resin and diesel fuel to remain high.
      WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2005 and 2006. Generally, these agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we would be required to pay would likely be significantly higher. The increase in soymilk consumption combined with the increased demand for organic cattle feed has put pressure on the supply of organic soybeans and there is significant upward pressure on organic soybean prices. We believe prices for organic soybeans will remain high as the pressure on supply continues.
      Another significant raw material used in our organic products is organic raw milk. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. At times in 2005, including now, the industry-wide demand for organic raw milk has exceeded supply, resulting in our inability to fully meet customer demand. During the first and fourth quarters of 2005 we have been forced to put our customers on allocation due to limited supply of raw organic milk. We expect these supply issues to continue through the first quarter of 2006. Our ability to grow organic milk sales will be constrained by the availability of organic raw milk supplies. Also, as our contracts with farmers expire, we are generally required to agree to higher prices to renew as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic raw milk costs. For competitive reasons, WhiteWave Foods Company is not able to pass along price increases to customers as quickly as the Dairy Group.

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
      Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group segment, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.
      Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level. We expect this trend to continue for the foreseeable future.
Tax Rate
      In the first nine months of 2005 and 2004 our tax rate on continuing operations was 38% and 39.2%, respectively. We estimate the effective tax for 2005 will be in the range of 38% to 38.5%. Changes in the relative profitability of our operating segments, as well as recent and proposed changes to federal and state tax codes may cause the rate to change from historical rates.
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
Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In the third quarter of 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We have substantially completed the consolidation of the sales, marketing and research and development organization for the three companies. We expect to move to a new headquarters located in Broomfield, Colorado in the fourth quarter of 2005. However, the full integration of these businesses will be a lengthy process involving all aspects of the three company’s operations, including purchasing, manufacturing, distribution and administration, and will include the selection and implementation of a new information technology platform. As part of our overall reorganization of WhiteWave Foods Company into a unified branded consumer packaged goods company, we are also in the process of bringing in-house certain manufacturing activities that are currently being performed by third parties. We expect the consolidation to be completed in 2006. This process presents a number of challenges and requires a significant amount of management’s attention. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
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
      The following table summarizes our various interest rate swap agreements at both September 30, 2005 and December 31, 2004:

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
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $7.3 million of additional interest expense, net of taxes, during the first nine months of 2005 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote because the counter parties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2005, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of September 30, 2005 and December 31, 2004, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first nine months of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings
      We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigation that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table summarizes the repurchase of our common stock during 2005:

				Maximum
				Number (or
			At End of Period,	Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet be
	Total Number of	Average	of Publicly	Purchased Under
	Shares (or Units)	Price Paid	Announced Plans	the Plans or
Period(1)	Purchased	Per Share(2)	or Programs	Programs(3)

July 2005	1,907,100	$36.09	53,008,566	$49.2 million
August 2005	3,927,600	35.78	56,936,166	208.7 million
September 2005	4,091,300	37.08	61,027,466	57.0 million
October 2005	1,422,500	37.93	62,449,966	3.0 million
November 2005 (through November 4, 2005)	918,300	37.41	63,368,266	268.6 million

Total	12,266,800

(1)	Repurchases during 2005 were made only in the months listed.

(2)	Excludes fees and commissions paid on stock repurchases.

(3)	Amount represents maximum amount authorized for share repurchases. The amount can be increased by actions of our Board of Directors.

Item 5.	Other Information
      On November 7, 2005, we entered into an Employment and Release Agreement with Barry Fromberg, our Chief Financial Officer. Mr. Fromberg has recently announced his intent to retire.
      Pursuant to the agreement, Mr. Fromberg has agreed to continue in his position until April 1, 2006 (the “Retirement Date”). Until the Retirement Date, we will continue to pay him his regular salary, at the rate of $435,000 per year, and he will continue to be eligible to participate in our benefit plans. He will also continue to be eligible to receive his 2005 bonus, in accordance with our Executive Incentive Compensation Plan. In addition, we will pay him a prorated bonus for the three months that he will be employed in 2006, but only to the extent that other senior corporate executives are eligible to receive a bonus, which will be determined after the end of 2006 in accordance with our Executive Incentive Compensation Plan. Stock awards previously granted to Mr. Fromberg that are scheduled to vest prior to the Retirement Date will vest in accordance with their terms. Mr. Fromberg will have 60 days after the Retirement Date to exercise his vested stock options.
      After the Retirement Date, Mr. Fromberg has agreed to make himself available to assist us with any transitional issues that may arise and/or to assist his successor with any issues that may arise.

      In consideration for his agreement to remain in his position until the Retirement Date, and to assist with transitional issues that may arise after the Retirement Date, and in exchange for the release contained in the agreement and Mr. Fromberg’s agreement to abide by the non-solicitation, non-compete and non-disclosure provisions contained in the agreement, we have agreed to make certain payments to Mr. Fromberg, and to provide him with certain other benefits. Specifically, we have agreed to provide him with the following cash amounts, all of which will be paid on October 15, 2006: (1) a payment in an amount equal to two times the sum of his base annual salary plus his target bonus, (2) a health benefit advance in the amount of $24,000, and (3) a payment in an amount equal to three times the amount of his 2005 401(k) match. In addition, on April 15, 2006, we will make a payment to Mr. Fromberg that is intended to compensate him for the value of his previously granted stock awards that would vest in 2007 and 2008 if he were still employed. For unvested options, the amount of such payment will be the difference between the Market Price (as defined below) of our stock and the strike price of the associated option, times the number of shares underlying such options. For unvested stock units, the amount of the payment will be equal to the Market Price of our stock times the number of unvested stock units. “Market Price” is defined in the agreement as the highest closing price of our stock during the 30 trading days ending on March 31, 2006. Finally, we will continue to provide Mr. Fromberg the annual physical benefit provided to other executives of the company.
      Pursuant to the agreement, Mr. Fromberg has agreed not to solicit any of our employees or customers for a period of 2 years after the Retirement Date, and he has agreed to maintain the confidentiality of our trade secrets and other confidential information. Finally, the agreement contains a mutual release pursuant to which Mr. Fromberg and the company have agreed to release one another from all claims that may arise out of or relate to his employment with the company.
      The agreement can be terminated for “cause,” as defined in the agreement.

Item 6.	Exhibits
      (a) Exhibits

10.1	Employment Agreement between the Company and Alan Bernon dated September 7, 2005
10.2	Stock Unit Award Agreement between the Company and Alan Bernon
10.3	Change in Control Agreement between the Company and Alan Bernon dated September 7, 2005
10.4	Proprietary Information, Inventions and Non-Compete agreement with Alan Bernon dated September 7, 2005
10.5	Employment agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10.6	Change in Control Agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10.7	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10.8	Non-Qualified Stock Option Agreement between the Company and Joseph E. Scalzo
10.9	Employment and Release Agreement between the Company and Barry Fromberg dated November 8, 2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
November 9, 2005