Form 10-Q/A
period 2005-03-31
DEAN FOODS CO/
filed 2005-12-12
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/ A
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]    No [ ]
     Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]
     As of December 8, 2005 the number of shares outstanding of each class of common stock was: 134,599,560
Common Stock, par value $.01

Explanatory Note
Dean Foods Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005, to (1) refile the full text of the Form 10-Q for the quarter ended March 31, 2005, (2) amend Item 6 of Part II, and (3) correct inadvertent omissions from and refile the Section 302 certifications. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended March 31, 2005 and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on May 10, 2005.

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

Item 6.	Exhibits
      (a) Exhibits

31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Previously filed.

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