Form 10-Q/A
period 2005-06-30
DEAN FOODS CO/
filed 2005-12-12
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

(Mark One)
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly Period Ended June 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from to
Commission File Number 001-12755
Dean Foods Company
(Exact name of the registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
      Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      As of December 8, 2005 the number of shares outstanding of each class of common stock was: 134,599,560.
Common Stock, par value $.01

Explanatory Note
      Dean Foods Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005, to (1) refile the full text of the original Form 10-Q for the quarter ended June 30, 2005, (2) amend Item 6 of Part II, and (3) correct inadvertent omissions from and refile the Section 302 certifications. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.
      This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended June 30, 2005 and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on August 9, 2005.

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
      The vote of the stockholders with respect to each such matter was as follows:

Tom C. Davis	130,221,015 votes for	2,294,726 votes withheld
Stephen L. Green	124,896,630 votes for	7,619,111 votes withheld
Joseph S. Hardin, Jr.	126,114,712 votes for	6,401,029 votes withheld
John R. Muse	129,266,007 votes for	3,249,734 votes withheld

•	Ratification of our selection of Deloitte & Touche LLP as our independent auditor:

129,879,921 votes for	2,554,117 votes against	81,703 abstentions

•	The shareholder proposal:

28,916,223 votes for	77,867,164 votes against	12,444,883 abstentions

Item 6.	Exhibits
      (a) Exhibits

31	.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Previously filed.

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