Form 10-Q/A
period 2005-09-30
DEAN FOODS CO/
filed 2005-12-12
CIK 931336

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

Explanatory Note
Dean Foods Company (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2005, to (1) refile the full text of the original Form 10-Q for the quarter ended September 30, 2005, (2) amend Item 6 of Part II, and (3) correct inadvertent omissions from and refile the Section 302 certifications. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.
This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended September 30, 2005 and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on November 9, 2005.

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

	Three Months Ended		Nine Months Ended
	September 30(1)		September 30(1)

	2005	2004	2005	2004

	(In thousands)
Net sales to external customers:
Dairy Group	$2,267,527	$2,234,296	$6,681,897	$6,462,261
WhiteWave Foods Company	284,860	259,920	827,157	722,962
Corporate/ Other	94,226	89,362	301,862	261,852

Total	$2,646,613	$2,583,578	$7,810,916	$7,447,075

Intersegment sales:
Dairy Group	$19,615	$16,178	$56,091	$40,304
WhiteWave Foods Company	13,548	1,667	40,834	4,626

Total	$33,163	$17,845	$96,925	$44,930

Operating income:
Dairy Group	$156,223	$149,069	$475,804	$442,168
WhiteWave Foods Company	35,910	25,307	73,647	45,407
Corporate/ Other	(28,431)	(23,474)	(75,563)	(58,383)

Segment operating income	163,702	150,902	473,888	429,192
Facility closing and reorganization costs	(17,993)	(11,590)	(26,821)	(19,295)
Other operating income	—	—	—	122

Total	$145,709	$139,312	$447,067	$410,019

	September 30,	December 31,
	2005	2004

	(In thousands)
Assets:
Dairy Group	$5,313,868	$5,389,258
WhiteWave Foods Company	1,158,380	1,086,078
Corporate/ Other	561,778	548,328
Discontinued operations	—	732,704

Total	$7,034,026	$7,756,368

Geographic Information —

	Net Sales(1)

	Three Months Ended		Nine Months Ended		Long-Lived Assets(1)
	September 30		September 30
					September 30,	December 31,
	2005	2004	2005	2004	2005	2004

	(In thousands)				(In thousands)
United States	$2,552,387	$2,494,216	$7,509,054	$7,185,224	$5,367,351	$6,074,755
Europe	94,226	89,362	301,862	261,851	234,855	244,531

Total	$2,646,613	$2,583,578	$7,810,916	$7,447,075	$5,602,206	$6,319,286

(1)	Balances have been reclassified to remove discontinued operations.
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

      The increase in net sales was primarily due to increased pricing of our branded products in response to increased commodity costs and a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of sales. In addition, volumes increased 2.1%. Double digit volume growth noted in our Silk and Horizon Organic brands during the third quarter of 2005 was offset by relatively slower growth in International Delight and rationalization of product offerings.
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
      The agreement can be terminated for “cause,” as defined in the agreement.

Item 6.     Exhibits
      (a) Exhibits

10	.1†	Employment Agreement between the Company and Alan Bernon dated September 7, 2005
10	.2†	Stock Unit Award Agreement between the Company and Alan Bernon
10	.3†	Change in Control Agreement between the Company and Alan Bernon dated September 7, 2005
10	.4†	Proprietary Information, Inventions and Non-Compete agreement with Alan Bernon dated September 7, 2005
10	.5†	Employment agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10	.6†	Change in Control Agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10	.7†	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Joseph E. Scalzo dated October 7, 2005
10	.8†	Non-Qualified Stock Option Agreement between the Company and Joseph E. Scalzo
10	.9†	Employment and Release Agreement between the Company and Barry Fromberg dated November 8, 2005
31	.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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