Form 10-K
period 2005-12-31
DEAN FOODS CO/
filed 2006-03-10
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2005
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
      Indicate by check mark if the registrant is a well-known seasoned-issuer, as defined in Rule 405 of the Securities Act. Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):
large accelerated filer ☑     accelerated filer ☐     non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐          No ☑
      The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2005, based on the $35.24 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2005, was approximately $5.22 billion.
      The number of shares of the registrant’s common stock outstanding as of March 6, 2006 was 135,691,129.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 19, 2006 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers and LAND O’LAKES® creamers and fluid dairy products. Our International Group is one of the largest processors and distributors of fluid milk in Spain and Portugal.
      Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.
Segments and Operating Divisions
      We have two reportable segments: the Dairy Group and WhiteWave Foods Company. Our reportable segments and other operating divisions are described below.

Dairy Group
      Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.
      The Dairy Group’s sales totaled approximately $8.96 billion in 2005, or approximately 85% of our consolidated sales. The following charts graphically depict the Dairy Group’s 2005 sales by product and by channel, and indicate the percentage of private label versus company branded sales in 2005.

(1)	Includes, among other things, regular milk, flavored milks, buttermilk, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5) Includes, among other things, items for resale such as butter, cheese and eggs.	.

(6)	Such as restaurants, hotels and other foodservice outlets.

      Products not sold under private labels are sold under the Dairy Group’s local and regional proprietary or licensed brands. Our local and regional proprietary and licensed brands include the following:
East Region(1)

Barbers®
Broughton®
Borden® (licensed brand)
Country Charm®
Country Delite®
Country Fresh®
Country Love®
Dairy Fresh®
Dean’s®
Fieldcrest®
Garelick Farms®
LAND O’LAKES®
     (licensed brand)
Lehigh Valley®
Louis Trauth®
Maplehurst®
Mayfield®
McArthur®
Meadowbrook®
Melody Farms®
Nature’s Pride®
Pet® (licensed brand)
Puritytm
Reitertm
Saunderstm
Schenkel’s All*Startm
Sealtest® (licensed brand)
Shenandoah’s Pride®
Stroh’s®
Swiss Premiumtm
TG Lee®
Tuscan®
Verifine®
West Region(1)

Alta Dena®
Barbe’s®
Berkeley Farmstm
Borden® (licensed brand)
Brown’s®
Country Charm®
Creamlandtm
Dean’s®
Foremosttm (licensed brand)
Gandy’stm
Hygeia®
Imo®
Meadow Gold®
Mile Hightm
Model®
Mountain High®
Oak Farms®
Price’stm
Robinson®
Schepps®
Swiss
Viva®
Morningstar Region(1)

Dairy Fresh®
Kohlertm
LAND O’LAKES®
     (licensed brand)
Shenandoah’s Pride®
Skinny Cowtm (licensed brand)

(1)	Our Dairy Group operates in a generally decentralized manner organized by region.
      The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer (Wal-Mart, including its subsidiaries, such as Sam’s Club, which accounted for approximately 15.6% of the Dairy Group’s 2005 sales), purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      Our Dairy Group currently operates 97 manufacturing facilities in 34 states. For more information about facilities in the Dairy Group, see “Item 2. Properties.”
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

      The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. For more information about raw milk pricing in the United States, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.” Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to packaging supplies, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand.
      The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the Dairy Group’s profitability.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation, led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. However, per capita consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 15% from 1990 to the end of 2004, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, and due to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins.
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

WhiteWave Foods Company
      WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic dairy products, International Delight coffee creamers and LAND O’LAKES creamers and fluid dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products; White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.
      WhiteWave Foods Company’s sales totaled approximately $1.14 billion in 2005, or approximately 11% of our consolidated sales. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The following charts graphically depict WhiteWave Foods Company’s sales by brand and by channel:

(1)	Other brands include Hershey’s milk and milk shakes, The Organic Cow organic dairy products and White Wave and Tofu Town tofu.
      WhiteWave Foods Company sells its products through its internal sales force and through independent brokers. The majority of WhiteWave Foods Company’s products including sales to its largest customer (Wal-Mart including its subsidiaries, such as Sam’s Club, which accounted for approximately 14.4% of WhiteWave Foods Company’s 2005 sales) are sold pursuant to customer purchase order or pursuant to contracts that are generally terminable at will by the customer.
      In 2005, approximately 70% of the products sold by WhiteWave Foods Company were manufactured in facilities operated by either WhiteWave Foods Company or our Dairy Group. The remaining 30% were manufactured by third-party manufacturers under processing agreements. WhiteWave Foods Company currently operates seven manufacturing facilities, including three facilities that were previously operated by our Dairy Group. The majority of WhiteWave Foods Company’s products are delivered by common carrier to customer warehouses, although some products are distributed through third-party distributors or through our Dairy Group’s DSD system.
      The primary raw materials used in our soy-based products are organic soybeans and organic soybean concentrate. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2006. Generally, these agreements provide pricing at fixed levels. The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 325 dairy farmers across the United States. We also produce certain of our own organic raw milk needs in the U.S. at two organic farms that we own and operate. However, the demand for organic raw milk exceeds the supply available. As a result, at times we are forced to limit quantities we ship to our customers. We are currently taking steps to increase the supply of organic raw milk available to us; however, there can be no assurance as to when supply will fully meet demand because the process of converting a farm from conventional production to organic production takes three years. The growth of our organic dairy business will depend on us being able to obtain sufficient quantities of organic raw milk. We expect to continue to limit quantities available to customers of organic milk into the second quarter of 2006. We generally enter into supply agreements with dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. The primary raw material used in our LAND O’LAKES and other non-organic dairy products is raw milk. We purchase raw milk from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Other raw materials used in WhiteWave Foods Company’s products, such as flavorings, organic sugar and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of these raw materials are purchased under contracts in order to obtain lower costs. The prices of raw materials increase and decrease based on supply and demand. For more information, see “Part II — Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.”
      WhiteWave Foods Company has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, WhiteWave Foods Company pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave Foods Company has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.
      Effective January 1, 2006, Rachel’s Organic was consolidated with our WhiteWave Foods Company segment. For more information about WhiteWave Foods Company, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.
     International Group
      Our International Group manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. We also own Rachel’s Organic, which markets and sells organic dairy products across the United Kingdom under the brand names Rachel’s Organic® and Divine Rice®. The International Group’s sales totaled $399.8 million in 2005, or approximately 4% of our consolidated sales.
      The following charts graphically depict the International Group’s 2005 sales by product category and channel, and indicate the percentage of private label sales versus company branded sales in 2005.

(1)	Our International Group’s largest customers in 2005 were Carrefour, S.A., and J. Sainsbury, which accounted for approximately 22.0% and 10.7% of the International Group’s 2005 sales, respectively.

(2)	Including our proprietary Celta®, Campobueno®, La Vaquera® Milsani® and Rachel’s Organic brands.
      Our International Group manufactures its products in five facilities in Spain and Portugal. Rachel’s Organic has one manufacturing facility located in Aberystwth, United Kingdom which was moved to the WhiteWave Foods Company segment effective January 1, 2006. For more information about our International Group facilities, see “Item 2. Properties.” Our International Group operates its business primarily from its headquarters located in Pontedeume, Galicia, Spain.
      The long shelf life of our International Group’s fluid milk products allows delivery by common carrier. Most of the International Group’s customers purchase our products either by purchase order or by contracts that are generally terminable at will by the customer. Our International Group’s sales are slightly seasonal, with sales tending to be lower in the third quarter.
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
      The Iberian fluid dairy market, which includes Spain and Portugal, is characterized by relatively high per capita consumption and long shelf-life “brick pack” products dominate the industry. The combination of these factors makes the Iberian region one of the largest long shelf-life markets in the world. The Iberian fluid dairy market has been characterized over the past 20 years by slow growth in the core products and faster growth for value-added products such as nutritionally enriched milks. The Iberian fluid dairy industry is highly competitive, with leading companies investing heavily in innovation and branding. The industry has undergone significant consolidation in the past 5 to 10 years leading to the emergence of several national brands, including our Celta brand. Our International Group competes with all the leading fluid dairy processors operating in the Iberian region. Competition between dairy processors for private label business has intensified recently as a result of retailer consolidation, and is based primarily on price, service and quality. Competition for branded sales to consumers is based on a number of factors, including brand recognition, price and quality.
Current Business Strategy

Maximize Dairy Group Performance
      As the largest dairy processor in the United States, our Dairy Group is in a unique position to provide unmatched service, convenience and value to our customers. We are intently focused on maintaining and extending our Dairy Group’s leadership position by focusing on our customers’ needs.
      In 2005, our Dairy Group’s fresh milk volumes were up by 2.5% while total U.S. consumption was generally flat, according to data published by the U.S. Department of Agriculture. We believe this increase in market share is an indication of the success of our strategy. In 2006, we are focused on maintaining and growing our Dairy Group’s sales volume by continuing to provide our customers with the highest level of service, quality and value. Also in 2006, we intend to begin a multi-year project designed to extend the competitive advantage of our Dairy Group by further reducing our cost structure, primarily through rationalizing our purchasing and administrative functions and by investing in a new, more efficient information technology platform.

Maximize the Performance of WhiteWave Foods Company
      In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We are building a vertically integrated branded business with a focused product portfolio, efficient manufacturing processes and an optimal distribution system. During 2005, we appointed a new President of our business, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and the supply chain integration is in process. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we will continue to focus on streamlining our product portfolio, focusing on the most profitable opportunities, and on continuing to maximize our production and distribution processes. We are currently in the initial stages of implementing the SAP platform across WhiteWave Foods Company, which we expect will enable us to more effectively and efficiently manage our supply chain and business processes.

Invest in the Growth and Profitability of our Brands
      In 2006, we intend to continue to invest in aggressively marketing our WhiteWave Foods Company brands, with an emphasis on our largest and most successful brands: Silk, Horizon Organic, International

Delight and LAND O’LAKES. We will continue to make capital expenditures allowing us to increase internal manufacturing, which we believe will allow us to better manage our working capital and increase profitability. In order to meet the growth in demand for our organic dairy products we will continue to expand our network of dairy farmers, as well as increase our organic farming operations, as necessary.
Developments Since January 1, 2005

Discontinued Operations
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect, majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and
Second Nature® businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
      On August 22, 2005, we completed the sale of certain tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips. We also licensed the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price was approximately $194 million.
      Both the TreeHouse Spin-off and the Marie’s dips and dressings and Dean’s dips transactions were part of our strategy to focus on our core dairy and branded businesses. Prior periods have been revised to remove the results of our former Specialty Foods Group segment and Mocha Mix, Second Nature and private label dressings businesses and our Marie’s dips and dressings and Dean’s dips businesses, which have been reclassified as discontinued operations.

Management Changes
      On August 25, 2005, we announced that we had selected Joseph E. Scalzo to serve as President and CEO of WhiteWave Foods Company. Mr. Scalzo, most recently Group President, Personal Care and Global Value Chain of the Gillette Company, joined WhiteWave Foods Company on October 11, 2005.
      On September 7, 2005, we announced the succession plan for the President of our Dairy Group. Alan Bernon, the former Chief Operating Officer of the Northeast region of our Dairy Group, succeeded Pete Schenkel effective January 1, 2006. Mr. Schenkel became Vice Chairman of our Board of Directors effective January 1, 2006 and he will assist in the transition of leadership of the Dairy Group through the end of 2007.
      On October 14, 2005, we announced that Barry Fromberg, Executive Vice President and Chief Financial Officer, will resign from his position on April 1, 2006. We are currently conducting a search for Mr. Fromberg’s successor.

Stock Repurchases
      Between July 1 and December 31, 2005, we spent approximately $699.5 million to repurchase 18.9 million shares of our common stock for an average price of $37.05 per share, excluding commissions and fees. On August 10, 2005, and again on November 2, 2005, our Board of Directors authorized increases in our stock repurchase program in the aggregate amount of $600 million. Between January 1, 2006 and March 6, 2006 we spent approximately $15.3 million to purchase an additional 400,000 shares of our common stock for an average price of $38.37, excluding commissions and fees. At March 6, 2006, approximately $3.2 million remained available under our stock repurchase authorization.

Facility Closing and Reorganization Activities
      In 2005, we recorded a charge of $38.6 million as part of our ongoing costs savings initiative. The Dairy Group recorded a charge of $25.3 million, which included the closing of two facilities in 2005; we are consolidating the production from these facilities into other Dairy Group facilities. Also in 2005, we made significant progress toward the consolidation and optimization of our WhiteWave Foods Company subsidiary. Specifically, we consolidated WhiteWave Foods Company’s sales, marketing and research and development functions which resulted in a charge of $10.2 million related to these activities. Also in 2005, we began a project to reorganize our International Group operations in response to a difficult operating environment including eliminating and consolidating certain management, sales and purchasing functions which resulted in a charge of $3.1 million related to these activities. We expect to incur additional charges related to all of these restructuring plans of approximately $7.1 million, primarily in 2006. These charges include the following costs:

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

Amendment to Credit Facility
      In May 2005, we amended our senior credit facility to lower the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). On November 18, 2005, we again amended our senior credit facility to change the maximum leverage covenant to 4.35 to 1.00 through March 31, 2007, and 4.00 to 1.00 thereafter.

Debt Securities
      On December 14, 2005, we filed an immediately effective shelf registration statement pursuant to which we registered debt securities that we may issue in the future. If and when the debt securities are issued, they will be unsecured obligations and will be fully and unconditionally guaranteed by all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.
Employees
      As of December 31, 2005, we had the following employees:

	No. of	% of
	Employees	Total

Dairy Group	25,470	94%
WhiteWave Foods Company	935	3
International Group	485	2
Corporate	140	1

Total	27,030	100%

      Approximately 37% of the Dairy Group’s and 18% of WhiteWave Foods Company’s employees participate in collective bargaining agreements.
Government Regulation

Public Health
      As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated there under by the U.S. Food and Drug Administration (“FDA”). This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations,

•	specifies the standards of identity for certain foods, including many of the products we sell, and

•	prescribes the format and content of certain information required to appear on food product labels.
      In addition, the FDA enforces the Public Health Service Act and regulations issued there under, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.
      We use quality control laboratories in our manufacturing facilities to test raw ingredients. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe our facilities and manufacturing practices comply with all material government regulations.

Employee Safety Regulations
      We are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

Environmental Regulations
      We are subject to various environmental regulations. Ammonia, a refrigerant used extensively in our operations, is considered an “extremely” hazardous substance pursuant to U.S. federal environmental laws due to its toxicity. Also, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels permitted under local regulations. As a result, certain of our subsidiaries are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our Consolidated Financial Statements.
      We maintain above-ground or underground petroleum storage tanks at many of our facilities. These tanks are periodically inspected to determine compliance with applicable regulations. We are required to make expenditures from time to time in order to maintain compliance of these tanks. To date, such expenditures have not had a material effect on our Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, we recognized a liability of $2.8 million as of December 31, 2005, representing the estimated future cost of removing certain underground fuel storage tanks. As we generally have ceased construction of new underground fuel storage tanks, we do not anticipate the impact of this Interpretation to be material in future periods.

      We believe that we are in material compliance with the environmental regulations applicable to our business. We do not expect environmental compliance to have a material impact on our capital expenditures, earnings or competitive position in the foreseeable future.

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

Organic Regulations
      Our organic products are required to meet the standards set forth in the Organic Foods Production Act (“OFPA”) and the regulations adopted thereunder by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non organic or synthetic materials in the production of organic foods or in the raising of organic livestock.
Brief History
      We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following activity has occurred:

December 1993	•	Acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We then began acquiring other local and regional U.S. dairy processors, growing our dairy business rapidly primarily through acquisitions.

April 1996	•	Completed our initial public offering under our former name “Suiza Foods Corporation” and began trading on NASDAQ National Market.

January 1997	•	Completed a secondary offering.

March 1997	•	Began trading on the New York Stock Exchange.

August 1997	•	Acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers. After the acquisition, we began acquiring other companies in the plastic packaging industry.

November 1997	•	Acquired Morningstar Foods Inc., whose business was a predecessor to our WhiteWave Foods Company. This was our first acquisition of a company with national brands.

April 1998	•	Sold our packaged ice operations.

May 1998	•	Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.

July 1999	•	Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.

January 2000	•	Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.

February 2000	•	Acquired Leche Celta, one of the largest dairy processors in Spain.

March and May 2000	•	Sold our European packaging operations.

December 2001	•	Acquired Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.

May 2002	•	Acquired the portion of White Wave, Inc. that we did not already own.

January 2004	•	Acquired the portion of Horizon Organic that we did not already own.

2005	•	Consolidated our nationally branded business, including White Wave, Horizon Organic and Dean National Brand Group into a single operating unit called WhiteWave Foods Company.

June 2005	•	Spun-off our Specialty Foods Group segment to our shareholders.
Minority Holdings
      We own an approximately 25% interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a majority ownership interest. Less than 1% of CCC is owned indirectly by Alan Bernon, President of our Dairy Group and a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2005, we spent approximately $324.1 million on products purchased from CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov.
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
      You may read and copy any reports, statements or other information that we or Dean Holding Company file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.
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

Dean Foods Company
2515 McKinney Avenue, Suite 1200
Dallas, Texas 75201
(214) 303-3400
Attention: Investor Relations

Item 1A.	Risk Factors
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating them, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely.

Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We are building a vertically integrated branded business with a focused product portfolio, efficient manufacturing processes and an optimal distribution system. During 2005, we appointed a new President of our business, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and the supply chain integration is in process. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we will continue to focus on streamlining our product portfolio, focusing on the most profitable opportunities, and on continuing to maximize our production and distribution processes. We are currently in the initial stages of implementing the SAP platform across the WhiteWave Foods Company, which we expect will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

Recent Successes of Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales and, in the Case of Organic Products, Put Pressure on the Availability of Raw Materials
      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. Finally, there is a limited supply of organic raw materials in the United States, especially organic soybeans and organic raw milk. New entrants into our markets can reduce available supply and drive up costs. Even without new entrants, our own growth can put pressure on the availability and price of organic raw materials.
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

Changes in Laws, Regulations and Accounting Standards Could Have an Adverse Effect on Our Financial Results
      We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002 and numerous related regulations promulgated by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations may negatively impact our financial results or our ability to market our products.

Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Our Sales and Profits
      We sell certain of our products under licensed brand names such as Borden®, Hershey’s, LAND O’LAKES, Pet®, and others. In some cases, we have invested significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt
      We have substantial debt and other financial obligations and significant unused borrowing capacity. See “Part II Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
Dairy Group
      Our Dairy Group currently conducts its manufacturing operations from the following facilities, most of which are owned:

	Number of
Region	Facilities	Locations of Facilities

East	52	• Birmingham, Alabama (2)
		• Miami, Florida
		• Orange City, Florida
		• Orlando, Florida
		• Baxley, Georgia
		• Braselton, Georgia
		• Belvidere, Illinois
		• Chemung, Illinois
		• Huntley, Illinois
		• O’Fallon, Illinois
		• Rockford, Illinois
		• Huntington, Indiana
		• Rochester, Indiana
		• Louisville, Kentucky
		• Newport, Kentucky
		• Bangor, Maine
		• Franklin, Massachusetts
		• Lynn, Massachusetts
		• Mendon, Massachusetts
		• Detroit, Michigan
		• Evart, Michigan
		• Flint, Michigan
		• Grand Rapids, Michigan
		• Livonia, Michigan
		• Thief River Falls, Minnesota
		• Woodbury, Minnesota
		• Burlington, New Jersey
		• Rensselaer, New York
		• Hickory, North Carolina
		• Winston-Salem, North Carolina
		• Bismarck, North Dakota
		• Akron, Ohio
		• Marietta, Ohio
		• Springfield, Ohio
		• Toledo, Ohio
		• Belleville, Pennsylvania
		• Erie, Pennsylvania
		• Lansdale, Pennsylvania
		• Lebanon, Pennsylvania

	Number of
Region	Facilities	Locations of Facilities

		• Schuylkill Haven, Pennsylvania
		• Sharpsville, Pennsylvania
		• Florence, South Carolina
		• Spartanburg, South Carolina
		• Sioux Falls, South Dakota
		• Athens, Tennessee
		• Kingsport, Tennessee
		• Nashville, Tennessee (2)
		• Portsmouth, Virginia
		• Springfield, Virginia
		• Sheboygan, Wisconsin
West	37	• Buena Park, California (2)
		• City of Industry, California
		• Fullerton, California
		• Hayward, California
		• Riverside, California
		• Tulare, California
		• Delta, Colorado
		• Denver, Colorado (3)
		• Englewood, Colorado
		• Greeley, Colorado
		• Hilo, Hawaii
		• Honolulu, Hawaii
		• Boise, Idaho
		• New Orleans, Louisiana
		• Shreveport, Louisiana
		• Billings, Montana
		• Great Falls, Montana
		• Kalispell, Montana
		• Lincoln, Nebraska
		• Las Vegas, Nevada
		• Reno, Nevada
		• Albuquerque, New Mexico
		• Tulsa, Oklahoma
		• Dallas, Texas (2)
		• El Paso, Texas
		• Houston, Texas
		• Lubbock, Texas
		• McKinney, Texas
		• San Antonio, Texas
		• Sulphur Springs, Texas
		• Waco, Texas
		• Orem, Utah

	Number of
Region	Facilities	Locations of Facilities

		• Salt Lake City, Utah
Morningstar	8	• Decatur, Alabama
		• Gustine, California
		• Newington, Connecticut
		• Murray, Kentucky
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
WhiteWave Foods Company
      WhiteWave Foods Company currently conducts its manufacturing operations from the following facilities, all but one of which is owned:

•	City of Industry, California
•	Boulder, Colorado
•	Jacksonville, Florida
•	Bridgeton, New Jersey
•	Cedar City, Utah
•	Mt. Crawford, Virginia
•	Aberystwyth, United Kingdom*

*	Effective January 1, 2006, this facility was transferred to our WhiteWave Foods Company segment in connection with the transition of responsibilities for Rachel’s Organic to WhiteWave Foods Company’s management team.
      WhiteWave Foods Company also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland.
      WhiteWave Foods Company’s headquarters are located in leased premises in Broomfield, Colorado.
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
      We are not currently party to, nor are our properties the subject of, any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability that is reasonably expected under all claims, litigations, audits and investigations that are pending. The settlement of any pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted by us during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock began trading on the NASDAQ National Market on April 17, 1996, and continued trading on the NASDAQ until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol “SZA.” We changed our trading symbol to “DF” effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At March 6, 2006, there were approximately 5,910 record holders of our common stock.

	High	Low

2004:
First Quarter	$36.86	$31.15
Second Quarter	37.40	32.76
Third Quarter	37.44	29.87
Fourth Quarter	33.25	28.46
2005:
First Quarter	35.60	31.74
Second Quarter	41.07	33.87
Third Quarter	38.86	34.80
Fourth Quarter	39.45	34.45
2006:
First Quarter (through March 6, 2006)	38.80	37.22
      On June 27, 2005, we declared a stock dividend related to the Spin-off of TreeHouse Foods, which decreased our stock price. No adjustment has been made to the historical stock prices related to the impact of the stock dividend. See “Developments Since January 1, 2005 — Discontinued Operations.”
      We have never declared or paid a cash dividend on our common stock. Our current intention is to retain all earnings to fund working capital requirements, capital expenditures and scheduled debt repayments, and we do not anticipate paying cash dividends on our common stock in the foreseeable future. Moreover, our senior credit facility contains certain restrictions on our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.
      On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, and again on November 17, 1999, the Board increased the program by an aggregate amount of $200 million. On May 19 and again on November 2, 2000, the Board authorized additional increases in the aggregate amount of $200 million. On January 8 and again on February 12, 2003, the Board authorized additional increases by an aggregate amount of $300 million. On September 7, 2004, the Board authorized an additional increase of $200 million and on November 2, 2004, the Board authorized an additional increase of $100 million. On August 10, 2005 and again on November 2, 2005, our Board authorized increases in our stock repurchase program in the aggregate amount of $600 million. Authorizations under our stock repurchase program totaled $1.70 billion at December 31, 2005, of which $18.5 million remained available for repurchases under our program at December 31, 2005.

      The following table summarizes the repurchase of our common stock during 2005:

				Maximum Number
			At End of Period,	(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	that May Yet
	Total Number of	Average	Part of Publicly	be Purchased
	Shares (or Units)	Price Paid	Announced Plans	Under the Plans
Period(1)	Purchased	Per Share(2)	or Programs	or Programs(3)

July 2005	1,907,100	$36.09	53,008,566	$49.2 million
August 2005	3,927,600	35.78	56,936,166	208.7 million
September 2005	4,091,300	37.08	61,027,466	57.0 million
October 2005	1,422,500	37.93	62,449,966	3.0 million
November 2005	5,995,400	37.44	68,445,366	78.5 million
December 2005	1,537,400	39.02	69,982,766	18.5 million

Total	18,881,300

(1)	Repurchases during 2005 were made only in the months listed.

(2)	Excludes fees and commissions paid on stock repurchases.

(3)	Amount represents maximum amount authorized for share repurchases. The amount can be increased by actions of our Board of Directors.

Item 6.	Selected Financial Data
      The following selected financial data as of and for each of the five years in the period ended December 31, 2005 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

Year Ended December 31

2005	2004	2003	2002	2001

(Dollars in thousands except share data)
Operating data:
Net sales(1)	$10,505,560	$10,036,277	$8,390,985	$8,202,248	$5,928,452
Cost of sales	7,919,252	7,641,368	6,214,729	6,082,977	4,547,885

Gross profit	2,586,308	2,394,909	2,176,256	2,119,271	1,380,567
Operating costs and expenses:
Selling and distribution	1,561,688	1,450,480	1,290,728	1,246,534	790,651
General and administrative	372,750	333,179	304,422	318,479	175,885
Amortization of intangibles(2)	6,196	5,173	3,605	6,224	49,823
Facility closing and reorganization costs	38,583	24,575	11,787	19,050	9,550
Other operating income(3)	—	(5,899)	(68,719)	—	(17,305)

Total operating costs and expenses	1,979,217	1,807,508	1,541,823	1,590,287	1,008,604

Operating income	607,091	587,401	634,433	528,984	371,963
Other (income) expense:
Interest expense(4)	168,984	198,900	173,945	188,990	103,822
Financing charges on trust issued preferred securities	—	—	14,164	33,578	33,581
Equity in (earnings) losses of unconsolidated affiliates	—	—	(244)	7,899	23,620
Other (income) expense, net	(789)	(370)	(2,530)	2,953	4,795

Total other expense	168,195	198,530	185,335	233,420	165,818

Income from continuing operations before income taxes	438,896	388,871	449,098	295,564	206,145
Income taxes	166,423	149,710	173,559	106,589	75,225
Minority interest in earnings(5)	—	—	—	30	31,431

Income from continuing operations	272,473	239,161	275,539	188,945	99,489
Gain (loss) on sale of discontinued operations, net of tax	38,763	—	—	(8,231)	—
Income from discontinued operations, net of tax	17,847	46,213	80,164	56,221	11,787

Income before cumulative effect of accounting change	329,083	285,374	355,703	236,935	111,276
Cumulative effect of accounting change, net of tax(6)	(1,552)	—	—	(61,519)	(1,446)

Net income	$327,531	$285,374	$355,703	$175,416	$109,830

Basic earnings per common share:
Income from continuing operations	$1.86	$1.55	$1.90	$1.40	$1.18
Gain (loss) on sale of discontinued operations, net of tax	0.26	—	—	(.05)	—
Income from discontinued operations	0.12	0.30	0.55	0.42	0.14
Cumulative effect of accounting change	(0.01)	—	—	(0.47)	(0.02)

Net income	$2.23	$1.85	$2.45	$1.30	$1.30

Diluted earnings per common share:
Income from continuing operations	$1.78	$1.49	$1.77	$1.29	$1.09
Gain (loss) on sale of discontinued operations, net of tax	0.25	—	—	(.05)	—
Income from discontinued operations	0.11	0.29	0.50	0.35	0.11
Cumulative effect of accounting change	(0.01)	—	—	(0.38)	(0.01)

Net income	$2.13	$1.78	$2.27	$1.21	$1.19

Average common shares:
Basic	146,673,322	154,635,979	145,201,412	135,031,274	84,454,194

Diluted	153,438,636	160,704,576	160,695,670	163,163,904	110,676,222

Other data:
Ratio of earnings to combined fixed charges and preferred stock dividends(7)	3.01	x	2.84	x	3.07	x	2.32	x	2.76x
Balance sheet data (at end of period):
Total assets	$7,050,884	$7,756,368	$6,992,536	$6,582,266	$6,691,897
Long-term debt(8)	3,436,835	3,251,728	2,787,984	2,724,100	3,064,363
Other long-term liabilities	225,636	322,378	257,111	288,242	169,754
Mandatorily redeemable convertible trust issued preferred securities	—	—	—	585,177	584,605
Total stockholders’ equity	1,872,079	2,663,599	2,543,979	1,643,293	1,475,880

(1)	Net sales have been restated to reflect the adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” The net effect was to decrease net sales by $33.7 million in 2001. There was no impact on our net income as a result of the adoption of this issue.

(2)	On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, that goodwill and other intangible assets with indefinite lives no longer be amortized and that recognized intangible assets with finite lives be amortized over their respective useful lives. As required by SFAS No. 142, our results for periods prior to 2002 have not been restated.

(3)	Results for 2004 include a gain of $5.9 million primarily related to the settlement of litigation. Results for 2003 include a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen creamer operations and a gain of $2.5 million related to the divestiture of the 11 facilities in 2001 in connection with our acquisition of Legacy Dean. Results for 2001 include a gain of $47.5 million on the divestiture of 11 facilities offset by an expense of $28.5 million resulting from a payment to a supplier as consideration for modifications to an agreement and an impairment charge of $1.7 million on a water plant.

(4)	Results for 2004 include a charge of $32.6 million to write-off deferred financing costs related to the refinancing of our credit facility. Results for 2001 and 2000 have been restated to reflect the adoption of SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Gains and losses that were previously recorded as extraordinary items related to the early extinguishment of debt, which were a $7.3 million loss in 2001 and a $7.7 million gain in 2000, have been reclassified to interest expense. There was no effect on net income.

(5)	In December 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s 33.8% interest in our Dairy Group.

(6)	In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations”. If FIN 47 had always been in effect, we would have expensed this amount for depreciation in periods prior to January 1, 2005.

(7)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(8)	Includes amounts outstanding under subsidiary lines of credit and the current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers and LAND O’LAKES® creamers and fluid dairy products. Our International Group is one of the largest processors and distributors of fluid milk in Spain and Portugal.
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 85% of our consolidated sales in 2005. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation, led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. However, consumption of traditional fluid dairy products has continued to decline. According to the United States Department of Agriculture, per capita consumption of fluid milk and cream decreased by over 15% from 1990 to the end of 2004, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume sales growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic, in addition to the significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation, and cost reduction in an effort to increase consumption, sales and margins.
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
      WhiteWave Foods — WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy and other products; International Delight coffee creamers; and LAND O’LAKES creamers and fluid dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products; White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.
      WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. WhiteWave

Foods Company sells its products through its internal sales force and through independent brokers. Most of the WhiteWave Foods Company’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      WhiteWave Foods Company has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave Foods Company pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave Foods Company has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.
      International Group — Our International Group, which consists of Leche Celta and Rachel’s Organic, does not qualify as a reportable segment. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells organic dairy products across the United Kingdom under the Rachel’s Organic® and Divine Rice® brand names. Effective January 1, 2006, Rachel’s Organic was consolidated with our WhiteWave Foods Company segment.
Recent Developments

Discontinued Operations
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect, majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and Second Nature® businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
      On August 22, 2005, we completed the sale of certain tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips. We also licensed the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price was approximately $194 million.
      Both the TreeHouse Spin-off and the Marie’s dips and dressings and Dean’s dips transactions were part of our strategy to focus on our core dairy and branded businesses. Prior periods have been revised to remove the results of our former Specialty Foods Group segment and Mocha Mix, Second Nature and private label dressings businesses and our Marie’s dips and dressings and Dean’s dips businesses, which have been reclassified as discontinued operations.

Management Changes
      On August 25, 2005, we announced that we had selected Joseph E. Scalzo to serve as President and CEO of WhiteWave Foods Company. Mr. Scalzo, most recently Group President, Personal Care and Global Value Chain of the Gillette Company, joined WhiteWave Foods Company on October 11, 2005.
      On September 7, 2005, we announced the succession plan for the President of our Dairy Group. Alan Bernon, the former Chief Operating Officer of the Northeast region of our Dairy Group, succeeded Pete Schenkel effective January 1, 2006. Mr. Schenkel became Vice Chairman of our Board of Directors effective January 1, 2006, and he will assist in the transition of leadership of the Dairy Group through the end of 2007.

      On October 14, 2005, we announced that Barry Fromberg, Executive Vice President and Chief Financial Officer, will resign from his position on April 1, 2006. We are currently conducting a search for Mr. Fromberg’s successor.

Stock Repurchases
      Between July 1 and December 31, 2005, we spent approximately $699.5 million to repurchase 18.9 million shares of our common stock for an average price of $37.05 per share, excluding commissions and fees. On August 10, 2005, and again on November 2, 2005 our Board of Directors authorized increases in our stock repurchase program in the aggregate amount of $600 million. Between January 1, 2006 and March 6, 2006 we spent approximately $15.3 million to repurchase an additional 400,000 shares of our common stock for an average price of $38.37, excluding commissions and fees. At March 6, 2006, approximately $3.2 million remained available under our stock repurchase authorization.

Facility Closing and Reorganization Activities
      In 2005, we recorded a charge of $38.6 million as part of our ongoing costs savings initiative. The Dairy Group recorded a charge of $25.3 million which included the closing of two facilities in 2005; we are consolidating production from these facilities into other Dairy Group facilities. Also in 2005, we made significant progress toward the consolidation and optimization of our WhiteWave Foods Company subsidiary. Specifically, we consolidated WhiteWave Foods Company’s sales, marketing and research and development functions, which resulted in a charge of $10.2 million related to these activities. Also in 2005, we began a project to reorganize our International Group operations in response to a difficult operating environment, including eliminating and consolidating certain management, sales and purchasing functions, which resulted in a charge of $3.1 million related to these activities. We expect to incur additional charges related to all of these restructuring plans of approximately $7.1 million, primarily in 2006. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 15 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Amendment to Credit Facility
      In May 2005, we amended our senior credit facility to lower the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). On November 18, 2005, we again amended our senior credit facility to change the maximum leverage covenant to 4.35 to 1.00 through March 31, 2007, and 4.00 to 1.00 thereafter.

Debt Securities
      On December 14, 2005, we filed an immediately effective shelf registration statement pursuant to which we registered debt securities that we may issue in the future. If and when the debt securities are issued, they will be unsecured obligations and will be fully and unconditionally guaranteed by all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.
Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31

	2005		2004		2003

	Dollars	Percent	Dollars	Percent	Dollars	Percent

			(Dollars in millions)
Net sales	$10,505.6	100.0%	$10,036.3	100.0%	$8,391.0	100.0%
Cost of sales	7,919.3	75.4	7,641.4	76.1	6,214.8	74.1

Gross profit	2,586.3	24.6	2,394.9	23.9	2,176.2	25.9
Operating costs and expenses:
Selling and distribution	1,561.7	14.8	1,450.5	14.5	1,290.7	15.4
General and administrative	372.7	3.5	333.1	3.3	304.4	3.6
Amortization of intangibles	6.2	0.1	5.2	0.1	3.6	—
Facility closing and reorganization costs	38.6	0.4	24.6	0.2	11.8	0.1
Other operating income	—	—	(5.9)	(0.1)	(68.7)	(0.8)

Total operating costs and expenses	1,979.2	18.8	1,807.5	18.0	1,541.8	18.3

Total operating income	$607.1	5.8%	$587.4	5.9%	$634.4	7.6%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 4.7% to $10.51 billion during 2005 from $10.04 billion in 2004. Net sales by segment are shown in the table below.

	Net Sales

	2005	2004	$ Increase	% Increase

		(Dollars in millions)
Dairy Group	$8,961.5	$8,665.4	$296.1	3.4%
WhiteWave Foods Company	1,144.3	1,010.3	134.0	13.3
Corporate/ Other	399.8	360.6	39.2	10.9

Total	$10,505.6	$10,036.3	$469.3	4.7%

      The change in net sales was due to the following:

	Change in Net Sales 2005 vs. 2004

			Pricing, Volume
		Foreign	and Product	Total
	Acquisitions	Exchange	Mix Changes	Increase

	(In millions)
Dairy Group	$35.4	$—	$260.7	$296.1
WhiteWave Foods Company	9.2	—	124.8	134.0
Corporate/Other	14.5	0.1	24.6	39.2

Total	$59.1	$0.1	$410.1	$469.3

      Net sales increased approximately $469.3 million during 2005 compared to the prior year primarily due to strong volume growth and increased pricing in the Dairy Group and WhiteWave Foods Company segments. Net sales in Corporate/ Other increased approximately $39.2 million primarily due to sales volume growth at Rachel’s Organic and Leche Celta’s acquisition of Tiger Foods in the second quarter of 2004.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Cost of goods sold increased by approximately 3.6% to $7.92 billion in 2005 from $7.64 billion in 2004 primarily due to increased volumes and increased resin and other commodity costs, partly offset by lower raw milk costs in our Dairy Group. Our cost of sales ratio decreased to 75.4% in 2005 compared to 76.1% in 2004 primarily due to the impact of higher volumes and efficiencies gained through our facility rationalization activities.
      Operating Costs and Expenses — Our operating expenses increased approximately $171.7 million, or approximately 9.5%, during 2005 versus the prior year. Operating expenses increased primarily due to the following:

•	Distribution costs increased approximately $91.2 million due to higher fuel costs and increased volumes at our Dairy Group and WhiteWave Foods Company segments;

•	Corporate expenses were approximately $32.0 million higher than last year, primarily due to: (1) increased employee compensation costs of approximately $17 million including charges related to the accelerated vesting of certain stock units and increased incentive compensation due to improved performance; (2) higher professional fees of approximately $11 million primarily related to the reorganization of our WhiteWave Foods Company; and (3) $3.1 million of severance expense for the former President of WhiteWave Foods Company.

•	Net facility closing and reorganization costs that were approximately $14.0 million higher than 2004. See “Facility Closing and Reorganization Activities”.

•	Other operating income declined by approximately $5.9 million in 2005 compared to the prior year due to a gain recorded in 2004 related to the settlement of litigation.
      Our operating expense ratio increased to 18.8% for 2005 as compared to 18.0% for 2004.
      Operating Income — Operating income was $607.1 million in 2005, an increase of $19.7 million from 2004 operating income of $587.4 million. Our operating margin was 5.8% in 2005 compared to 5.9% in 2004.
      Other (Income) Expense — Interest expense decreased to $169 million in 2005 from $198.9 million in 2004, primarily due to a charge of $32.6 million in 2004 to write-off deferred financing costs related to our senior credit facility amended in August 2004.
      Income Taxes — Income tax expense was recorded at an effective rate of 37.9% in 2005 compared to 38.5% in 2004. Our effective tax rate varies based on the relative earnings of our business units. In 2005, our income tax rate was positively impacted by the change in expected realization of net operating loss carryforwards and a favorable tax settlement. In 2004, our tax rate was negatively impacted by the write-off of deferred financing costs that were incurred in a business unit with a lower relative effective tax rate.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Results by Segment
      Dairy Group —
      The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$8,961.5	100.0%	$8,665.4	100.0%
Cost of sales	6,843.7	76.4	6,668.7	77.0

Gross profit	2,117.8	23.6	1,996.7	23.0
Operating costs and expenses	1,477.9	16.5	1,400.4	16.1

Total operating income	$639.9	7.1%	$596.3	6.9%

      The Dairy Group’s net sales increased approximately $296.1 million, or 3.4%, in 2005 versus 2004. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$8,665.4
Acquisitions	35.4	0.4%
Volume	163.5	1.9
Pricing and product mix	97.2	1.1

2005 Net sales	$8,961.5	3.4%

      The increase in the Dairy Group’s sales was driven primarily by increased volumes. Volume sales of all Dairy Group products, excluding the impact of acquisitions, increased 1.9% in 2005 compared to 2004. Volume sales of fresh milk, which were approximately 69% of the Dairy Group’s 2005 volumes, were up approximately 2.5% for the year compared to USDA data showing a relatively flat total consumption of milk in the U.S. during the year.
      The increase in the Dairy Group’s net sales due to pricing and product mix shown in the above table primarily resulted from increased pricing due to the pass through of increased fuel and packaging costs, partly offset by lower raw milk costs in 2005. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials and other variable costs fluctuate. Because of competitive pressures, the price increases do not always reflect the entire increase in raw material and other input costs that we may experience. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2005 compared to 2004:

	Year Ended December 31*

	2005		2004		% Change

Class I raw skim milk mover(1)	$8.54	(2)	$8.44	(2)	1%
Class I butterfat mover(1)	1.76	(3)	1.95	(3)	(10)
Class II raw skim milk minimum(4)	7.74	(2)	6.90	(2)	12
Class II butterfat minimum(4)	1.72	(3)	2.06	(3)	(17)

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group acquired Milk Products of Alabama in October 2004, which we estimate contributed an additional $35.4 million in sales during 2005.
      The Dairy Group’s cost of sales increased to $6.84 billion in 2005 compared to $6.67 billion in 2004 primarily due to increased volumes and an approximately $43 million increase in resin costs, partly offset by lower raw milk costs. Resin prices increased primarily due to significant supply constraints resulting from the Gulf Coast hurricanes. Resin is the primary raw material in our plastic bottles. The Dairy Group’s cost of sales ratio decreased to 76.4% in 2005 compared to 77.0% in 2005 primarily due to the impact of higher volumes and efficiencies gained through our facility rationalization activities.
      The Dairy Group’s operating expenses increased approximately $77.5 million during 2005 compared to 2004 primarily due to (1) higher distribution costs of $60.7 million, $31 million of which was due to increased fuel prices and the remaining increase was driven by increased volumes; (2) higher incentive compensation costs of approximately $12 million due to improved operating results and (3) higher bad debt expense. Bad debt expense increased approximately $9 million in 2005 compared to the prior year due to the impact of Hurricane Katrina, the write-off of a receivable from a large customer, as well as the relatively higher level of bad debt recoveries recognized in 2004. The Dairy Group’s operating expense ratio increased to 16.5% in 2005 from 16.1% in 2004.
      WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are net sales dollars, gross profit and operating income.

	Year Ended December 31

	2005		2004

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$1,144.3	100.0%	$1,010.3	100.0%
Cost of sales	734.5	64.2	660.3	65.4

Gross profit	409.8	35.8	350.0	34.6
Operating costs and expenses	294.9	25.8	262.6	25.9

Total operating income	$114.9	10.0%	$87.4	8.7%

      WhiteWave Foods Company’s net sales increased by approximately $134 million, or 13.3%, in 2005 versus 2004. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2004 Net sales	$1,010.3
Acquisitions	9.2	0.9%
Volume	58.7	5.8
Pricing and product mix	66.1	6.6

2005 Net sales	$1,144.3	13.3%

      Double digit volume growth in our Silk and Horizon Organic brands, combined with somewhat slower growth in International Delight and LAND O’LAKES, was partly offset by elimination of certain product offerings. We believe increased Silk and Horizon Organic volumes were due primarily to increased consumer acceptance and increased marketing efforts. We are in the process of eliminating certain products and brands from our portfolio of products, which negatively impacted our sales growth in 2005. If we excluded the discontinued products from 2004 and 2005 results, our sales would have increased approximately 15% in 2005 over the prior year.
      Higher pricing also contributed to the increase in sales. The two primary drivers of this increase were (1) increased selling prices in response to increased commodity costs, and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales. We also benefited from the 2004 acquisition of the LAND O’LAKES cream, sour cream, and whipping cream business in the Eastern part of the U.S. which we estimate added $9.2 million to our sales growth.
      Cost of sales for WhiteWave Foods Company increased to $734.5 million in 2005 from $660.3 million in 2004 primarily due to increased volumes and the impact of higher raw material costs, particularly organic raw milk and organic soybeans, which increased cost of sales by approximately $26 million. The cost of sales ratio declined to 64.2% in 2005 from 65.4% in 2004 due to the impact of supply chain changes and product rationalization in 2005.
      Operating expenses increased approximately $32.3 million in 2005 compared to the prior year primarily due to increased volumes and higher fuel costs which together contributed approximately $22 million to distribution expenses. Compensation expense also increased as a result of increased staffing levels to support the growth of our organization.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 19.6% to $10.04 billion during 2004 from $8.39 billion in 2003. Net sales by segment are shown in the table below.

	Net Sales

			$ Increase/	% Increase/
	2004	2003	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$8,665.4	$7,547.2	$1,118.2	14.8%
WhiteWave Foods Company	1,010.3	598.9	411.4	68.7
Corporate/ Other	360.6	244.9	115.7	47.2

Total	$10,036.3	$8,391.0	$1,645.3	19.6

      The change in net sales was due to the following:

	Change in Net Sales 2004 vs. 2003

				Pricing, Volume	Total
			Foreign	and Product	Increase/
	Acquisitions	Divestitures	Exchange	Mix Changes	(Decrease)

	(In millions)
Dairy Group	$386.2	$(26.2)	$—	$758.2	$1,118.2
WhiteWave Foods Company	232.9	(4.0)	—	182.5	411.4
Corporate/ Other	67.9	—	28.1	19.7	115.7

Total	$687.0	$(30.2)	$28.1	$960.4	$1,645.3

      Net sales increased approximately $1.65 billion during 2004 compared to the prior year primarily due to higher selling prices resulting from the pass-through of increased raw milk costs and due to acquisitions. We acquired Kohler Mix Specialties, Melody Farms and Ross Swiss Dairies in our Dairy Group segment; Horizon Organic and LAND O’LAKES East in our WhiteWave Foods Company segment and Tiger Foods in our Corporate/ Other segment.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio increased to 76.1% in 2004 compared to 74.1% in 2003 due almost entirely to increased raw material costs that affected both of our segments in 2004.
      Operating Costs and Expenses — Our operating expenses increased approximately $265.7 million, or approximately 17.2%, during 2004 versus the prior year. Operating expenses increased primarily due to the following:

•	Acquisitions, which we estimate represented approximately $118 million of the increase.

•	A $62.8 million decline in other operating income compared to 2003 primarily due to a $66.2 million gain on the sale of our frozen pre-whipped topping business that reduced operating expenses in 2003.

•	Higher fuel costs in both segments and increased volumes at the WhiteWave Foods Company, which we estimate added a combined total of approximately $25 million to distribution costs for 2004 as compared to 2003.

•	Net facility closing and reorganization costs that were approximately $12.8 million higher than in 2003.

•	Corporate expenses that were approximately $10 million higher than the prior year, including higher professional fees and legal fees primarily related to the reorganization of WhiteWave Foods Company, increased transactional activity and higher regulatory compliance fees.
      Our operating expense ratio decreased slightly to 18.0% for 2004 compared to 18.3% for 2003.
      Operating Income — Operating income during 2004 was $587.4 million, a decrease of $47 million from 2003 operating income of $634.4 million. This decrease was primarily due to the $66.2 million gain on the sale of our frozen pre-whipped topping business in 2003. Our operating margin in 2004 was 5.9% compared to 7.6% in 2003. Our operating margin decreased primarily as a result of higher raw material costs and the effect of increased sales.
      Other (Income) Expense — Total other (income) expense increased by $13.2 million in 2004 compared to 2003. Interest expense increased to $198.9 million in 2004 from $173.9 million in 2003, primarily due to a charge of $32.6 million in 2004 to write-off deferred financing costs related to our senior credit facility amended in August 2004. This charge was partially offset by lower interest expense due to lower interest rates during 2004. There were no financing charges on preferred securities in 2004 as compared to $14.2 million in

2003. Our convertible preferred securities were converted into common stock in the second quarter of 2003. See Note 10 to our Consolidated Financial Statements.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.5% in 2004 compared to 38.6% in 2003. Our effective tax rate varies based on the relative earnings of our business units.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 — Results by Segment
      Dairy Group —
      The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$8,665.4	100.0%	$7,547.2	100.0%
Cost of sales	6,668.7	77.0	5,622.9	74.5

Gross profit	1,996.7	23.0	1,924.3	25.5
Operating costs and expenses	1,400.4	16.1	1,284.1	17.0

Total operating income	$596.3	6.9%	$640.2	8.5%

      The Dairy Group’s net sales increased by approximately $1.12 billion, or 14.8%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$7,547.2
Acquisitions	386.2	5.1%
Divestitures	(26.2)	(0.3)
Volume	11.2	0.1
Pricing and product mix	747.0	9.9

2004 Net sales	$8,665.4	14.8%

      The Dairy Group’s net sales increased primarily due to pricing and product mix resulting from increased pricing due to the pass through of higher raw milk costs in 2004. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials and other variable input costs fluctuate. Because of competitive pressures, the price increase may not reflect the entire increase in raw material or other variable costs that we experience. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2004 compared to 2003:

	Year Ended December 31*

	2004		2003		% Change

Class I raw skim milk mover(3)	$8.44	(1)	$7.47	(1)	13%
Class I butterfat mover(3)	1.95	(2)	1.19	(2)	64
Class II raw skim milk minimum(4)	6.90	(1)	6.74	(1)	2
Class II butterfat minimum(4)	2.06	(2)	1.22	(2)	69

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The other primary cause of the increase in the Dairy Group’s net sales was acquisitions. The Dairy Group acquired Milk Products of Alabama in October 2004, Ross Swiss Dairies in January 2004, Kohler Mix Specialties in October 2003 and Melody Farms in June 2003, which we estimate contributed a combined total of $386.2 million in sales during 2004. These increases were slightly offset by the divestiture in July 2003 of the frozen pre-whipped topping and frozen creamer operations.
      Volume sales of all Dairy Group products increased 0.1% in 2004 compared to 2003. Volume sales of milk and cream, which were approximately 71% of the Dairy Group’s 2004 sales, were up approximately 1.2% for the year compared to USDA data showing a 0.8% decline in total consumption of milk and cream in the U.S. during the year.
      The Dairy Group’s cost of sales ratio was higher in 2004 at 77% compared to 74.5% for 2003 primarily due to the increase in raw milk costs compared to the prior year. The average minimum price of Class I raw skim milk (as indicated by the Class I mover, described above) was 13% higher and the average Class I butterfat mover increased 64% in 2004 as compared to 2003. Our costs were also impacted by resin prices as they continued to rise. Higher resin prices impacted the cost of our plastic bottles by approximately $17 million. Due to a very competitive retail environment in 2004, we were unable to pass along the entire increase in raw material and other variable input costs to our customers.
      The Dairy Group’s operating expenses increased approximately $116.3 million during 2004 compared to 2003 primarily due to (1) acquisitions, which we estimate contributed approximately $61 million in operating costs; (2) higher fuel costs of which approximately $14 million was related to an increase in fuel prices and (3) an increase in insurance expense due to our claims experience. The increase in sales volumes also contributed to our higher operating expenses. These increases were partly offset by a decrease in bad debt expense, primarily due to more favorable than expected resolution of previously accrued bad debt reserves. These bad debt reserves were recorded for certain customers that experienced economic difficulty and a few large customers that sought bankruptcy protection over the past several years. The Dairy Group’s operating expense ratio decreased to 16.1% in 2004 from 17.0% in 2003 due to the effect of increased sales.
      WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are net sales dollars, gross profit and operating income.

	Year Ended December 31

	2004		2003

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$1,010.3	100.0%	$598.9	100.0%
Cost of sales	660.3	65.4	386.3	64.5

Gross profit	350.0	34.6	212.6	35.5
Operating costs and expenses	262.6	25.9	209.7	35.0

Total operating income	$87.4	8.7%	$2.9	0.5%

      WhiteWave Foods Company’s net sales increased by $411.4 million, or 68.7%, in 2004 versus 2003. The change in net sales from 2003 to 2004 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2003 Net sales	$598.9
Acquisitions	232.9	38.9%
Divestitures	(4.0)	(0.7)
Volume	96.3	16.1
Pricing and product mix	86.2	14.4

2004 Net sales	$1,010.3	68.7%

      The most significant cause of the increase in WhiteWave Foods Company’s sales was the acquisition of Horizon Organic effective January 1, 2004, and to a lesser extent the acquisition of the LAND O’LAKES cream, sour cream and whipping cream business in the Eastern part of the U.S. effective March 31, 2004.
      Another significant cause of the increase in sales was increased volumes. Volume sales for WhiteWave Foods Company increased approximately 16.1% in 2004 due to the success of our brands, particularly Silk and International Delight. We believe increased Silk volumes were due primarily to: (1) increased consumer acceptance of soy products, resulting in increased penetration of soymilk in the club, mass merchandiser and grocery channels; (2) the positive effects of our consumer advertising; and (3) the introduction of new Silk products with nutritional enhancements, new flavors and larger size offerings. We believe the increase in International Delight volumes is due primarily to consumer acceptance of new packaging introduced in 2003 and new low-carb flavors introduced in 2004.
      Higher pricing also contributed to the increase in sales. The two primary drivers of this increase were (1) increased selling prices in response to increased commodity costs and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales, as we shift our focus toward consumer-oriented advertising and marketing, which are recorded as operating expense.
      These increases were offset slightly by the divestiture in July 2003 of the branded frozen pre-whipped topping and frozen creamer operations.
      Cost of goods sold for WhiteWave Foods Company increased to $660.3 million in 2004 from $386.3 million in 2003 primarily due to the impact of higher raw material costs, particularly Class II butterfat and organic soybeans, and the addition of Horizon Organic. The average minimum price of Class II butterfat was 69% higher in 2004 than in 2003. Our average cost of organic soybeans was approximately 40% higher in 2004 than in 2003 primarily due to an increase in domestic organic soybean prices and the utilization of foreign grown organic soybeans, which have a higher price than domestic beans. The cost of sales ratio increased slightly to 65.4% in 2004 from 64.5% in 2003 primarily due to the effect of increased sales.
      Operating expenses increased approximately $52.9 million in 2004 compared to the prior year primarily due to acquisitions, which we estimate contributed approximately $47 million in costs, and increased volumes and higher fuel costs which together contributed approximately $11.5 million to distribution expenses. Marketing spending increased approximately 6% in 2004 as compared to 2003. These increases were somewhat offset by a decline of approximately $16.1 million related to the expiration of the White Wave management incentive plan in March 2004. The operating expense ratio decreased to 25.9% during 2004 from 35.0% during the prior year primarily due to the relatively smaller increase in operating expense dollars compared to the increase in sales dollars.
Liquidity and Capital Resources

Historical Cash Flow
      During 2005, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $541.0 million for 2005 as compared to $420.7 million for

2004, an increase of $120.3 million. Net cash provided by operating activities from continuing operations was impacted by a decrease in our working capital of $15 million in 2005 compared to an increase of $211.7 million in 2004 due primarily to lower raw milk costs in 2005. In addition, income taxes payable decreased $37.1 million in 2005 compared to a decrease of $10.0 million in 2004 due to the timing of tax payments.
      Net cash used in investing activities from continuing operations was $109.8 million in 2005 compared to $723.2 million in 2004, a decrease of $613.4 million. We used approximately $1.8 million for acquisitions and $306.8 million for capital expenditures in 2005 compared to $400.0 million and $333.8 million in 2004, respectively. We received cash proceeds from the sale of operations of $189.9 million in 2005.
      We used approximately $699.9 million to repurchase our stock during 2005. Set forth in the chart below is a summary of the stock we repurchased in 2005:

	No. of Shares of	Aggregate	Average
	Common Stock	Purchase	Purchase Price
Period	Repurchased	Price(1)	Per Share

		(Dollars in millions except
		per share data)
July 2005	1,907,100	$68.9	$36.11
August 2005	3,927,600	140.6	35.80
September 2005	4,091,300	151.8	37.10
October 2005	1,422,500	54.0	37.95
November 2005	5,995,400	224.6	37.46
December 2005	1,537,400	60.0	39.04

	18,881,300	$699.9	37.07

(1)	Includes commissions and fees.
      We received approximately $73.1 million in 2005 as a result of stock option exercises and employee stock purchases through our employee stock purchase plan.
      We increased our net borrowings by $175.7 million in 2005 compared to a net borrowing of $441.9 million in 2004.

Current Debt Obligations
      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. In May 2005, we amended our senior credit facility to lower the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from 0 to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.16% at December 31, 2005. However, we had interest rate swap agreements in place that hedged $1.625 billion of our borrowings under the senior credit facility at an average rate of 4.5%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage ratio and an interest coverage ratio. On November 18, 2005, we amended our senior credit facility to change the maximum leverage covenant to 4.35 to 1.00 through March 31, 2007 and 4.00 to 1.00 thereafter. We are currently in compliance with all covenants contained in our credit agreement.
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
      The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of Legacy Dean’s subsidiaries, and the real property owned by Legacy Dean and its subsidiaries.
      The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, certain other material adverse changes in our business, and a change in control. The credit agreement does not contain any default triggers based on our credit rating.
      At December 31, 2005, we had outstanding borrowings of $2.26 billion under our senior credit facility (compared to $2.03 billion at December 31, 2004), including $1.5 billion in term loan borrowings and $758.6 million outstanding under the revolving line of credit. At December 31, 2005, there were $112.1 million of letters of credit under the revolving line that were issued but undrawn. As of March 6, 2006, approximately $568.1 million was outstanding under our senior credit facility.
      In addition to our senior credit facility, we also have a $600 million receivables-backed credit facility, which had $548.4 million outstanding at December 31, 2005 (compared to $500 million at December 31, 2004). The receivables-backed facility was fully funded at December 31, 2005. The average interest rate on this facility at December 31, 2005 was 4.6%. Approximately $516.1 million was outstanding under this facility at March 6, 2006. See Note 9 to our Consolidated Financial Statements for more information about our receivables-backed facility.
      Our outstanding borrowings under the senior credit facility and receivables-backed credit facility increased from 2004 to 2005 primarily to fund our share repurchases.
      Other indebtedness outstanding at December 31, 2005 also included $600 million face value of outstanding indebtedness under Legacy Dean’s senior notes, a $40.9 million line of credit at our Spanish subsidiary and approximately $20.5 million face value of capital lease and other obligations. See Note 9 to our Consolidated Financial Statements.

      The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2005. Please see Note 18 to our Consolidated Financial Statements for more detail about our lease and purchase obligations.

	Payments Due by Period
Indebtedness, Purchase &
Lease Obligations	Total	2006	2007	2008	2009	2010	Thereafter

	(In millions)
Senior credit facility	$2,258.6	$56.3	$225.0	$431.2	$1,546.1	$—	$—
Senior notes(1)	600.0	—	250.0	—	200.0	—	150.0
Receivables-backed credit facility	548.4	—	—	548.4	—	—	—
Foreign line of credit	40.9	40.3	0.5	0.1	—	—	—
Capital lease obligations and other(1)	20.5	11.8	3.5	2.2	1.7	0.6	0.7
Purchasing obligations(2)	524.6	241.2	122.6	41.6	22.9	13.9	82.4
Operating leases	459.6	97.6	85.1	74.1	62.2	51.5	89.1
Interest payments(3)	644.4	186.3	171.7	144.4	61.0	10.3	70.7

Total	$5,097.0	$633.5	$858.4	$1,242.0	$1,893.9	$76.3	$392.9

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Includes fixed rate interest obligations as well as interest on our variable rate debt based on the rates and balances in effect at December 31, 2005. Interest that may be due in the future on the variable rate portion of our senior credit facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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
      For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan also may impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the benefit obligation and annual periodic pension costs.
      In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits”, changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2005, we recorded non-cash pension expense of $11.5 million, of which $8.0 million was attributable to periodic expense and $3.5 million was attributable to settlements compared to a total of $9.8 million in 2004, of which $1.8 million was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87, SFAS No. 106 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

      The assumed discount rate was 5.75% at December 31, 2004 and 2005. In order to select a discount rate for purposes of valuing the plan obligations and fiscal year-end disclosure, an analysis is performed in which the duration of projected cash flows from defined benefit and retiree health care plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds that are available. We use the results of the yield curve analysis to select the discount rate that matches the duration and payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent. In selecting the assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan, as well as our investment allocation policy and the effect of periodic target asset allocation rebalancing. We rebalance the investments when the allocation is not within the target range. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We believe these assumptions are appropriate based upon the mix of investments and the long-term nature of the plans’ investments. Plan asset returns were $14.1 million in 2005, a $2.9 million increase from plan asset returns of $11.2 million in 2004. Net periodic pension expense for our plans is expected to decrease in 2006 to approximately $9.5 million due primarily to the increase in assets from $165.3 million as of December 31, 2004 to $190.6 million as of December 31, 2005. Based on current projections, 2006 funding requirements will be approximately $25.8 million as compared to $34.1 million for 2005. The postretirement benefit plans are not funded. Based on current projections, 2006 cash requirements to pay benefits for our other postretirement benefit obligations will remain at approximately $2.6 million, the same as the 2005 cash requirements.
      We were required to recognize an additional minimum liability for certain pension plans as prescribed by SFAS No. 87 and SFAS No. 132, “Employers’ Disclosures about Pensions and Postretirement Benefits.” The accumulated other comprehensive income component of the additional minimum liability, which totaled $18.5 million ($11.8 million net of tax), was recorded as a reduction to stockholders’ equity through a charge to Other Comprehensive Income, and did not affect net income for 2005. The charge to Other Comprehensive Income will be reversed in future periods to the extent the fair value of plan assets exceeds the accumulated benefit obligation. See Notes 13 and 14 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

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

Future Capital Requirements
      During 2006, we intend to invest a total of approximately $260 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. The lower amount from the prior year reflects the completion of several major capital projects in 2005. We intend to fund these expenditures using cash flow from operations. We intend to spend this amount as follows:

Operating Division	Amount

(In millions)
Dairy Group	$164
WhiteWave Foods Company	81
Other	15

Total	$260

      In 2006, we expect cash interest to be approximately $195 million based on current debt levels and cash taxes to be approximately $120 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of March 6, 2006, approximately $568.1 million was available for future borrowings under our senior credit facility.
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

      In 2004, our Dairy Group was adversely affected by extreme volatility in the prices of raw skim milk, butterfat and cream. In 2005, prices for raw skim milk, butterfat and cream were more stable than in 2004 but remained high. We expect raw milk, butterfat and cream prices to decrease slightly over the first two quarters of 2006. However, raw milk, butterfat and cream prices are difficult to predict and we change our forecasts frequently based on current market activity.
      Due to the disruption in production caused by Hurricanes Katrina and Rita, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. We are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to remain high throughout 2006.
      WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2006. Generally, these agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we would be required to pay likely would be significantly higher. The increase in soymilk consumption combined with the increased demand for organic soybeans in cattle feed has put pressure on the supply of organic soybeans and there is a risk of significant upward pressure on organic soybean prices.
      Another significant raw material used in our organic products is organic raw milk. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. The industry-wide demand for organic raw milk has exceeded supply, resulting in our inability to fully meet customer demand. As a result at times we are forced to limit quantities we ship to our customers. We expect to continue to limit quantities available to customers of organic milk into the second quarter of 2006. Also, as our contracts with farmers expire, we are generally required to agree to higher prices to renew as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic raw milk costs.

Competitive Environment
      There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, we expect competition to intensify as we compete for the business of fewer customers. There can be no assurance that we will be able to keep our existing customers or gain new customers. There are several large regional grocery chains that have captive dairy operations. As the consolidation of the grocery industry continues, we could lose sales if any one or more of our existing customers were to be sold to a chain with captive dairy operations.
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

Tax Rate
      In 2005, our tax rate on continuing operations was 37.9%. We estimate the effective tax rate for 2006 will be in the range of 38% to 38.5%. Changes in the relative profitability of our operating segments, adoption of SFAS 123(R) related to expensing of stock options, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates.
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
      Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2005, our allowance for doubtful accounts was approximately $22.1 million, or approximately 2.6% of the accounts receivable balance at December 31, 2005. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was approximately 2.9% at December 31, 2004. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by approximately $867,000.
      Employee Benefit Plan Costs — We provide a range of benefits including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions could result in the recognition of different amounts of expense over different periods of time.
      Substantially all of our qualified pension plans are consolidated into one master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under the investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%. At December 31, 2005, our master trust was invested as follows: equity securities and limited partnerships — 71%; fixed income securities — 27%; and cash and cash equivalents — 2%.
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
      While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption reflect current market conditions. As such, our discount rate likely will change more frequently than in prior years. The discount rate utilized to determine our estimated future benefit obligations remained the same at 5.75% at December 31, 2004 and 2005.
      A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by approximately $470,000 and $360,000, respectively. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by approximately $161,000.
      Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $3.61 billion as of December 31, 2005 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.
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
      Perpetual trademarks and goodwill are evaluated for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. A reporting unit can be a segment or an operating division. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.
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
      We did not recognize any impairment charges for perpetual trademarks or goodwill during 2005.
      Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which could have an impact on our earnings. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. Our valuation allowance decreased $481,000 in 2005 in anticipation of the expected realization of net operating loss carryforwards that were previously reserved.
      Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2005 and 2004, we recorded accrued liabilities related to these retained risks of $161.2 million and $143.0 million, respectively, including both current and long-term liabilities.
Recent Accounting Pronouncements
      Recently Adopted Accounting Pronouncements — The FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted this standard during the fourth quarter of 2005. We recognized expense of $1.6 million, net of tax, in 2005 as a cumulative change in accounting principle as a result of adopting the standard. See Note 5 to our Consolidated Financial Statements for additional information.
      Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) became effective for us in the first quarter of 2006. As permitted under the Statement we will adopt the provisions of SFAS No. 123(R) retroactively. The historical pro forma expense we have reported will be the expense applied for our retroactive adoption of the Statement. Refer to the section titled “Stock-Based Compensation” in Note 1 to our Consolidated Financial Statements for an illustration of the pro forma impact of expensing our stock options in the historical periods.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.
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
      The following table summarizes our various interest rate swap agreements as of December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500

      The following table summarizes our various interest rate swap agreements as of December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our credit facilities falling below the rates on our interest rate derivative agreements. We incurred $8.5 million of additional interest expense, net of taxes, during 2005 as a result of interest rates on our variable rate debt falling below the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote because the counter parties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2005, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of December 31, 2005 and 2004, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
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
      Our Consolidated Financial Statements for 2005 are included in this report on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas
      We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations to conform to Financial Accounting Standards Board Interpretation No. 47.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 2006

DEAN FOODS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31

	2005	2004

	(Dollars in thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,120	$27,407
Receivables, net of allowance for doubtful accounts of $22,120 and $24,093	867,398	828,754
Inventories	380,209	365,403
Deferred income taxes	137,776	143,079
Prepaid expenses and other current assets	66,465	72,439

Total current assets	1,476,968	1,437,082
Property, plant and equipment	1,874,486	1,813,284
Goodwill	3,014,879	3,100,446
Identifiable intangible and other assets	684,551	672,852
Assets of discontinued operations	—	732,704

Total	$7,050,884	$7,756,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$983,805	$869,163
Income taxes payable	45,282	40,000
Current portion of long-term debt	108,243	141,012

Total current liabilities	1,137,330	1,050,175
Long-term debt	3,328,592	3,110,716
Deferred income taxes	487,247	483,540
Other long-term liabilities	225,636	322,378
Liabilities of discontinued operations	—	125,960
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, none issued
Common stock 134,209,190 and 149,222,997 shares issued and outstanding, with a par value of $0.01 per share	1,342	1,492
Additional paid-in capital	702,120	1,308,172
Retained earnings	1,194,550	1,359,632
Accumulated other comprehensive income (loss)	(25,933)	(5,697)

Total stockholders’ equity	1,872,079	2,663,599

Total	$7,050,884	$7,756,368

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2005	2004	2003

	(Dollars in thousands, except share data)
Net sales	$10,505,560	$10,036,277	$8,390,985
Cost of sales	7,919,252	7,641,368	6,214,729

Gross profit	2,586,308	2,394,909	2,176,256
Operating costs and expenses:
Selling and distribution	1,561,688	1,450,480	1,290,728
General and administrative	372,750	333,179	304,422
Amortization of intangibles	6,196	5,173	3,605
Facility closing and reorganization costs	38,583	24,575	11,787
Other operating income	—	(5,899)	(68,719)

Total operating costs and expenses	1,979,217	1,807,508	1,541,823

Operating income	607,091	587,401	634,433
Other (income) expense:
Interest expense	168,984	198,900	173,945
Financing charges on trust issued preferred securities	—	—	14,164
Equity in earnings of unconsolidated affiliates	—	—	(244)
Other income, net	(789)	(370)	(2,530)

Total other expense	168,195	198,530	185,335

Income from continuing operations before income taxes	438,896	388,871	449,098
Income taxes	166,423	149,710	173,559

Income from continuing operations	272,473	239,161	275,539
Gain on sale of discontinued operations, net of tax	38,763	—	—
Income from discontinued operations, net of tax	17,847	46,213	80,164

Income before cumulative effect of accounting change	329,083	285,374	355,703
Cumulative effect of accounting change, net of tax	(1,552)	—	—

Net income	$327,531	$285,374	$355,703

Average common shares:
Basic	146,673,322	154,635,979	145,201,412
Diluted	153,438,636	160,704,576	160,695,670
Basic earnings per common share:
Income from continuing operations	$1.86	$1.55	$1.90
Gain on sale of discontinued operations	0.26	—	—
Income from discontinued operations	0.12	0.30	0.55
Cumulative effect of accounting change	(0.01)	—	—

Net income	$2.23	$1.85	$2.45

Diluted earnings per common share:
Income from continuing operations	$1.78	$1.49	$1.77
Gain on sale of discontinued operations	0.25	—	—
Income from discontinued operations	0.11	0.29	0.50
Cumulative effect of accounting change	(0.01)	—	—

Net income	$2.13	$1.78	$2.27

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock				Other	Total
			Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Equity	Income

	(Dollars in thousands, except share data)
Balance, January 1, 2003	132,961,440	$1,330	$979,113	$718,555	$(55,705)	$1,643,293
Issuance of common stock	5,798,235	58	121,592	—	—	121,650
Exchange of trust issued preferred securities	22,901,839	229	582,757	—	—	582,986
Purchase and retirement of treasury stock	(6,668,300)	(67)	(185,437)	—	—	(185,504)
Net income	—	—	—	355,703	—	355,703	$355,703
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(7,650)	(7,650)	(7,650)
Amounts reclassified to income statement related to derivatives	—	—	—	—	25,610	25,610	25,610
Cumulative translation adjustment	—	—	—	—	18,247	18,247	18,247
Minimum pension liability adjustment	—	—	—	—	(10,356)	(10,356)	(10,356)

Comprehensive income							$381,554

Balance, December 31, 2003	154,993,214	1,550	1,498,025	1,074,258	(29,854)	2,543,979
Issuance of common stock	3,539,783	35	86,437	—	—	86,472
Horizon Organic stock option conversion	—	—	20,635	—	—	20,635
Purchase and retirement of treasury stock	(9,310,000)	(93)	(296,925)	—	—	(297,018)
Net income	—	—	—	285,374	—	285,374	$285,374
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(717)	(717)	(717)
Amounts reclassified to income statement related to derivatives	—	—	—	—	20,723	20,723	20,723
Cumulative translation adjustment	—	—	—	—	17,313	17,313	17,313
Minimum pension liability adjustment					(13,162)	(13,162)	(13,162)

Comprehensive income							$309,531

Balance, December 31, 2004	149,222,997	1,492	1,308,172	1,359,632	(5,697)	2,663,599
Issuance of common stock	3,867,493	39	93,637	—	—	93,676
Share dividend of TreeHouse common stock	—	—	—	(492,613)	—	(492,613)
Purchase and retirement of treasury stock	(18,881,300)	(189)	(699,689)	—	—	(699,878)
Net income	—	—	—	327,531	—	327,531	$327,531
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	11,290	11,290	11,290
Amounts reclassified to income statement related to derivatives	—	—	—	—	8,510	8,510	8,510
Cumulative translation adjustment	—	—	—	—	(28,220)	(28,220)	(28,220)
Minimum pension liability adjustment	—	—	—	—	(11,816)	(11,816)	(11,816)

Comprehensive income							$307,295

Balance, December 31, 2005	134,209,190	$1,342	$702,120	$1,194,550	$(25,933)	$1,872,079

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$327,531	$285,374	$355,703
Income from discontinued operations	(17,847)	(46,213)	(80,164)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,291	206,589	176,668
(Gain) loss on disposition of assets	1,460	4,403	(1,940)
Gain on sale of discontinued operations	(38,763)	—	—
Gain on sale of operations	—	(122)	(66,168)
Equity in earnings of unconsolidated affiliates	—	—	(244)
Cumulative effect of accounting change	1,552	—	—
Write-down of impaired assets	11,978	5,385	3,093
Deferred income taxes	38,042	135,451	122,477
Tax savings on equity compensation	20,614	18,526	26,380
Costs related to early extinguishment of debt	—	32,613	—
Other	(2,699)	360	(6,168)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(37,657)	(84,566)	(66,570)
Inventories	(16,001)	(53,791)	(11,526)
Prepaid expenses and other assets	19,217	(3,421)	19,746
Accounts payable and accrued expenses	49,440	(69,882)	(72,031)
Income taxes payable	(37,139)	(9,974)	27,893

Net cash provided by continuing operations	541,019	420,732	427,149
Net cash provided by discontinued operations	18,641	107,865	97,621

Net cash provided by operating activities	559,660	528,597	524,770
Cash flows from investing activities:
Additions to property, plant and equipment	(306,837)	(333,804)	(271,576)
Cash outflows for acquisitions and investments	(1,784)	(400,035)	(233,997)
Net proceeds from divestitures	189,862	—	89,950
Proceeds from sale of fixed assets	8,914	10,617	11,807

Net cash used in continuing operations	(109,845)	(723,222)	(403,816)
Net cash used in discontinued operations	(7,875)	(23,349)	(32,357)

Net cash used in investing activities	(117,720)	(746,571)	(436,173)
Cash flows from financing activities:
Proceeds from issuance of debt	290,552	1,658,846	349,680
Repayment of debt	(114,837)	(1,216,964)	(322,382)
Payments of deferred financing costs	(4,279)	(9,801)	(5,200)
Issuance of common stock, net of expenses	73,062	67,946	95,270
Purchase of common stock	(699,878)	(297,018)	(199,521)
Redemption of trust issued preferred securities	—	—	(2,420)

Net cash provided by (used in) continuing operations	(455,380)	203,009	(84,573)
Net cash provided by (used in) discontinued operations	11,153	(3,665)	(309)

Net cash provided by (used in) financing activities	(444,227)	199,344	(84,882)

Increase (decrease) in cash and cash equivalents	(2,287)	(18,630)	3,715
Cash and cash equivalents, beginning of period	27,407	46,037	42,322

Cash and cash equivalents, end of period	$25,120	$27,407	$46,037

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Nature of Our Business — We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group sells its products under a variety of local and regional brands and under private labels. Our WhiteWave Foods Company manufactures, markets and sells a variety of well-known soy, dairy and dairy-related nationally branded products such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers and LAND O’LAKES® creamers and fluid dairy products. Our International Group is one of the largest processors and distributors of fluid milk in Spain and Portugal.
      Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and Second Nature® businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. In our Consolidated Financial Statements for the years ended 2004 and 2003, the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses have been reclassified as discontinued operations.
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
      Inventories — Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation,” our pro forma net income and net income per common share would have been the amounts indicated below:

	Year Ended December 31

	2005	2004	2003

	(In thousands, except share data)
Net income, as reported	$327,531	$285,374	$355,703
Add: Stock-based compensation expense included in reported net income, net of tax	11,275	3,628	2,396
Less: Stock-based compensation expense determined under fair value-based methods for all awards, net of tax	(30,152)	(35,281)	(36,614)

Pro forma net income	$308,654	$253,721	$321,485

Net income per share:
Basic — as reported	$2.23	$1.85	$2.45
— pro forma	2.10	1.64	2.21
Diluted — as reported	2.13	1.78	2.27
— pro forma	2.01	1.58	2.06
Stock option share data:
Stock options granted during period	2,466,594	2,392,658	3,508,667
Weighted average option fair value	$8.13	$8.87	$11.61
SU data:
SUs granted during period	459,050	475,750	806,800
Weighted average unit fair value	$32.74	$31.59	$25.06
      The fair value of each stock option grant is calculated using the Black-Scholes option pricing model, with the following assumptions:

	2005	2004	2003

Expected volatility	25%	25%	37 to 38%
Expected dividend yield	0%	0%	0%
Expected option term	4.5 years	5 years	7 years
Risk-free rate of return	3.63 to 4.27%	2.98 to 3.81%	3.03 to 4.00%
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
      Income Taxes — All of our wholly-owned U.S. operating subsidiaries are included in our consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, all of which are organized as limited liability companies or limited partnerships, are included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. income tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31, 2005, no provision had been made for U.S. federal or state income tax on approximately $26.0 million of accumulated foreign earnings.
      Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry-forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.
      Advertising Expense — Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $96.6 million in 2005, $116.5 million in 2004 and $105.5 million in 2003. Additionally, prepaid advertising costs were $4.9 million and $3.6 million at December 31, 2005 and 2004, respectively.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $1.20 billion, $1.11 billion and $973.4 million during 2005, 2004 and 2003, respectively.
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
      Facility Closing and Reorganization Costs — We have an on-going facility closing and reorganization strategy. We record facility closing and reorganization charges when we have identified a facility for closure or other reorganization opportunity, developed a plan and notified the affected employees.
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
      Recently Adopted Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in March 2005. This Interpretation clarifies the term “conditional asset retirement obligation” as used in FASB Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement Obligations”, and also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted this standard in the fourth quarter of 2005. We recognized expense of $1.6 million, net of tax, as a cumulative change in accounting principal as a result of adopting the Standard. See Note 5 for additional information.
      Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 123(R), “Share-Based Payment” in December 2004. It will require the cost of employee compensation paid with equity instruments to be measured based on grant-date fair values. That cost will be recognized over the vesting period. SFAS No. 123(R) became effective for us in the first quarter of 2006. As permitted under the Statement we will adopt the provisions of SFAS No. 123(R) retroactively. The historical pro forma expense we have reported will be the expense applied for our retroactive adoption of the Statement.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151, which is effective for inventory costs incurred during years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.
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

General
      We completed the acquisitions of 23 businesses during 2005, 2004 and 2003. All of these acquisitions were funded with cash flows from operations and borrowings under our credit facility and our accounts receivables-backed facility.
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Purchase prices:
Cash paid, net of cash acquired(1)	$2,312	$400,035	$233,997
Forgiveness of debt	1,051	—	—

Total purchase prices	3,363	400,035	233,997
Fair value of net assets acquired:
Assets acquired	2,114	259,610	97,633
Liabilities assumed	(782)	(165,809)	(28,942)

Total fair value of net assets acquired	1,332	93,801	68,691

Goodwill	$2,031	$306,234	$165,306

(1)	In 2005, excludes a net amount of $528,000 received in 2005 related to 2004 acquisitions.

Acquisitions

2005 Acquisitions
      During 2005, our Dairy Group completed several small acquisitions for an aggregate purchase price of $3.4 million.

2004 Acquisitions
      Milk Products of Alabama — On October 15, 2004, our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we expanded our production capabilities in the southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations are now included in the Morningstar division of our Dairy Group. We paid approximately $23.2 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.
      Tiger Foods — On May 31, 2004, Leche Celta, our Spanish subsidiary, acquired Tiger Foods, a dairy processing business with one facility located in Avila, Spain. Tiger Foods, which had net sales of approximately $29 million in 2003, manufactures and distributes branded and private label UHT milk and dairy-based drinks throughout Spain, with an emphasis in the southern and central regions. Tiger Foods’ operations complement our Spanish operations and this acquisition has allowed us to reduce our transportation costs for raw milk and finished products due to their geographic proximity to our raw milk suppliers and certain customers. We paid approximately $21.9 million for the purchase of the company, all of which was funded with borrowings under our senior credit facility.
      Soy Processing Facility — On April 5, 2004, our WhiteWave Foods Company acquired a soy processing and packaging plant located in Bridgeton, New Jersey. Prior to the acquisition, the previous owner of the facility co-packed Silk products for us at the facility. As a result of the acquisition, we increased our in-house processing and packaging capabilities for our soy products, resulting in cost reductions. We paid approximately $25.7 million for the purchase of the facility, all of which was funded using borrowings under our senior credit facility.

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
      Ross Swiss Dairies — On January 26, 2004, our Dairy Group acquired Ross Swiss Dairies, a dairy distributor based in Los Angeles, California, which had net sales of approximately $120 million in 2003. As a result of this acquisition, we increased the distribution capability of our Dairy Group in southern California, allowing us to better serve our customers. Ross Swiss Dairies historically purchased a significant portion of its products from other processors. The fluid dairy products distributed by Ross Swiss Dairies are now manufactured in our southern California facilities. We paid approximately $21.8 million, including transaction costs, for the purchase of Ross Swiss Dairies and funded the purchase price with borrowings under our receivables-backed facility.
      Horizon Organic — On January 2, 2004, we completed the acquisition of the 87% of Horizon Organic Holding Corporation (“Horizon Organic”) that we did not already own. Horizon Organic had sales of over $200 million during 2003. We already owned approximately 13% of the outstanding common stock of Horizon Organic as a result of investments made in 1998. Third-party co-packers, including us, historically manufactured all of Horizon Organic’s products. During 2003, we produced approximately 27% of Horizon Organic’s fluid dairy products. We also distributed Horizon Organic’s products in several parts of the country. Horizon Organic is a leading branded organic foods company in the United States. Because organic foods are gaining popularity with consumers and because Horizon Organic’s products offer consumers an alternative to our Dairy Group’s traditional dairy products, we believe Horizon Organic is an important addition to our portfolio of brands. The aggregate purchase price for the 87% of Horizon Organic that we did not already own was approximately $287 million, including approximately $217 million of cash paid to Horizon Organic’s stockholders, the repayment of approximately $40 million of borrowings under Horizon Organic’s former credit facilities, and transaction expenses of approximately $9 million, all of which was funded using borrowings under our senior credit facility and our receivables-backed facility. In addition, each of the options to purchase Horizon Organic’s common stock outstanding on January 2, 2004 was converted into an option to purchase .7301 shares of our stock, with an aggregate fair value of approximately $21 million. Beginning with the first quarter of 2004, Horizon Organic’s financial results are reported in our WhiteWave Foods Company segment.
      Other — During 2004, our Dairy Group completed several smaller acquisitions for an aggregate purchase price of $23.3 million.

2003 Acquisitions
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Melody Farms — On June 9, 2003, our Dairy Group acquired Melody Farms, LLC. Melody Farms, which is now a part of the East region of our Dairy Group, is a regional dairy processor based in Livonia, Michigan, that produced fluid dairy and ice cream products from two facilities in Michigan. Our acquisition of Melody Farms expanded our distribution reach and allows us to better serve our customers in the Michigan area. Melody Farms had net sales of approximately $116 million during the 12 months ended March 31, 2003. We paid approximately $52.7 million for Melody Farms, all of which was funded using borrowings under our receivables-backed facility.
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

Discontinued Operations
      Sale of Marie’s Dips and Dressings and Dean’s Dips — On August 22, 2005, we completed the sale of tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips to Ventura Foods. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. The sales price was approximately $194 million. The sale of these brands was part of our strategy to focus on our core dairy and branded businesses.
      Spin-off of TreeHouse — On January 25, 2005, we formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased approximately 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within stockholders’ equity in our Consolidated Balance Sheet.
      On June 27, 2005, we completed the Spin-off. Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix and Second Nature businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
      Prior to the Spin-off, we entered into certain agreements with TreeHouse to define our ongoing relationship. These arrangements include agreements that define our respective responsibilities for taxes, employee matters and all other liabilities and obligations related to the transferred businesses. In addition, we entered into a co-pack agreement under which we will continue to manufacture certain products for TreeHouse and TreeHouse will continue to manufacture certain products for us for a transitional period. Our anticipated future sales to and purchases from TreeHouse are not expected to be significant. Following the Spin-off, we have no ownership interest in TreeHouse.
      Prior to the Spin-off, we transferred the obligation, net of estimated related plan assets, for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. During the fourth

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
quarter of 2005, we finalized the preliminary computations and transferred a portion of the plan assets related to such obligations. The remaining transfer of plan assets will be made in the first quarter of 2006.
      Our financial statements have been reclassified to give effect to the businesses transferred to TreeHouse, as well as Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Net sales and income before taxes generated by discontinued operations were as follows:

	Year Ended December 31

	2005(1)	2004(1)	2003(1)

	(In thousands)
Net sales	$394,760	$786,008	$793,631
Income before taxes(2)	31,898	73,504	124,457

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Corporate interest expense of $3.7 million, $5.6 million and $7.1 million in 2005, 2004 and 2003, respectively, was allocated to our Marie’s dips and dressings and Dean’s dips discontinued operations based on the ratio of our investment in discontinued operations to total debt and equity.
      Major classes of assets and liabilities of discontinued operations included in our balance sheet at December 31, 2004 (in thousands) are as follows:

Current assets	$159,342
Goodwill	389,683
Other non-current assets	183,679
Current liabilities	56,252
Non-current liabilities	69,708

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES
      Investment in Consolidated Container Company — We own an approximately 25% minority interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 2, 1999, when we sold our U.S. plastic packaging operations to CCC.
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
      In 2002, we agreed to loan CCC $10 million of their $35 million financing requirements in exchange for cancellation of a pre-existing $10 million loan guaranty we provided to them, as well as, for the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. We were required to recognize a portion of CCC’s 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. In 2004, in connection with a refinancing of CCC, our $10 million loan plus $1.9 million in accrued interest was repaid through the issuance of 11,938,056 Series B Preferred Units from CCC. The Series B Units are convertible into common shares or a combination of common shares and Series C Preferred Units, at various times and subject to certain conditions. This transaction had no impact on our 2004 consolidated statement of income.
      Our investment in CCC has been recorded at $0 since we wrote-off our remaining investment in 2001.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Less than 1% of CCC is owned indirectly by Alan Bernon, President of our Dairy Group, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent approximately $324.1 million, $235.5 million and $167.9 million on products purchased from CCC for the years ended December 31, 2005, 2004 and 2003, respectively. In the fourth quarter of 2004, we purchased equipment previously owned and operated by CCC totaling $3.2 million.
      Investment in Horizon Organic — At December 31, 2003, we had an approximately 13% interest in Horizon Organic. We accounted for this investment under the equity method of accounting. On January 2, 2004, we acquired the 87% of Horizon Organic that we did not already own and began consolidating Horizon Organic’s results with our financial results. Our equity in earnings in Horizon Organic included in our consolidated statement of income for 2003 was income of $244,000.
      Investment in Momentx — As of December 31, 2005 and 2004, we had an approximately 16% voting interest in Momentx, Inc. Our investment in Momentx at both December 31, 2005 and 2004 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this investment under the cost method of accounting. We spent approximately $444,000, $664,000 and $636,000 on products purchased from dairy.com for the years ended December 31, 2005, 2004 and 2003, respectively.

4.	INVENTORIES

	December 31

	2005	2004

	(In thousands)
Raw materials and supplies	$167,615	$159,366
Finished goods	212,594	206,037

Total	$380,209	$365,403

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31

	2005	2004

	(In thousands)
Land	$171,554	$161,519
Buildings and improvements	731,343	665,416
Machinery and equipment	1,863,312	1,744,114

	2,766,209	2,571,049
Less accumulated depreciation	(891,723)	(757,765)

Total	$1,874,486	$1,813,284

      For 2005 and 2004, we capitalized $3.9 million and $3.3 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.
      In the fourth quarter of 2005 we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. As a result of the adoption we increased the carrying value of our assets by $285,000, net of accumulated depreciation, and recognized asset retirement obligations of $2.8 million at December 31, 2005. We recognized $2.5 million ($1.6 million, net of tax) as a cumulative change in accounting principal in 2005

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for depreciation expense on the increase in property, plant and equipment related to the anticipated removal costs of underground fuel storage tanks.

6.	INTANGIBLE ASSETS
      The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Other	Total

	(In thousands)
Balance at December 31, 2003	$2,410,364	$307,059	$85,125	$2,802,548
Purchase accounting adjustments	(16,788)	(23)	—	(16,811)
Acquisitions	49,392	244,436	12,406	306,234
Currency changes and other	—	—	8,475	8,475

Balance at December 31, 2004	2,442,968	551,472	106,006	3,100,446
Purchase accounting adjustments	(44,156)	(29,375)	(87)	(73,618)
Acquisitions	2,031	—	—	2,031
Currency changes and other	—	—	(13,980)	(13,980)

Balance at December 31, 2005	$2,400,843	$522,097	$91,939	$3,014,879

      Purchase accounting adjustments generally represent adjustments of the preliminary allocation of the purchase price to the fair values of assets and liabilities purchased in recent acquisitions. Included in the Dairy Group 2005 purchase accounting adjustments is $35.6 million related to the revision of tax attributes of assets from the Legacy Dean acquisition. Deferred tax liabilities were reduced by a similar amount. The adjustments to WhiteWave Foods Company in 2005 primarily represent the settlement of a contractual obligation in an amount less than previously estimated in the preliminary purchase price allocation. These adjustments have no impact on the Consolidated Statements of Income.
      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2005 and 2004 are as follows:

	December 31

	2005			2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$534,482	$(6,649)	$527,833	$537,636	$(6,649)	$530,987
Intangible assets with finite lives:
Customer-related	87,774	(21,552)	66,222	85,167	(14,884)	70,283

Total other intangibles	$622,256	$(28,201)	$594,055	$622,803	$(21,533)	$601,270

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense on intangible assets for the years ended December 31, 2005, 2004 and 2003 was $7.3 million, $5.5 million and $4.2 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$7.2 million
2007	7.2 million
2008	7.0 million
2009	6.9 million
2010	6.8 million
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
      In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2005, 2004 and 2003 annual impairment tests of goodwill indicated no impairments. Our 2005 and 2004 annual impairment tests of intangibles with indefinite lives indicated no impairment; our 2003 impairment test resulted in an impairment of $2.3 million that was recorded for a trademark that we were no longer using.
      Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31

	2005	2004

	(In thousands)
Accounts payable	$554,276	$545,177
Payroll and benefits	149,498	113,509
Health insurance, workers’ compensation and other insurance costs	85,250	59,465
Other accrued liabilities	194,781	151,012

Total	$983,805	$869,163

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES
      The following table presents the 2005, 2004 and 2003 provisions for income taxes.

	Year Ended December 31

	2005(1)	2004(2)	2003(3)

	(In thousands)
Federal	$109,883	$5,505	$26,153
State	14,216	3,240	11,763
Foreign and other	2,917	2,925	4,401
Deferred income taxes	39,407	138,040	131,242

Total	$166,423	$149,710	$173,559

(1)	Excludes $56.4 million income tax expense related to discontinued operations and $900,000 income tax benefit related to cumulative effect of accounting change.

(2)	Excludes $27.3 million income tax expense related to discontinued operations.

(3)	Excludes $44.3 million income tax expense related to discontinued operations.
      The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to the income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Tax expense at statutory rates	$153,614	$136,106	$157,186
State income taxes	11,228	9,681	10,776
Change in valuation allowance	(481)	1,208	7,493
Nondeductible compensation	4,603	512	597
Favorable tax settlement	(1,709)	—	—
Other	(832)	2,203	(2,493)

Total	$166,423	$149,710	$173,559

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31

	2005	2004

	(In thousands)
Deferred income tax assets:
Net operating loss carryforwards	$11,528	$14,320
Asset valuation reserves	11,121	13,581
Accrued liabilities	182,715	173,948
State and foreign tax credits	15,193	9,379
Interest rate hedges	(8,333)	2,498

	212,224	213,726
Deferred income tax liabilities:
Depreciation and amortization	(516,243)	(511,069)
Basis differences in unconsolidated affiliates	(25,821)	(23,809)
Valuation allowances	(14,280)	(14,765)
Other	(5,351)	(4,544)

	(561,695)	(554,187)

Net deferred income tax liability	$(349,471)	$(340,461)

      These net deferred income tax assets (liabilities) are classified in our consolidated balance sheets as follows:

	December 31

	2005	2004

	(In thousands)
Current assets	$137,776	$143,079
Noncurrent liabilities	(487,247)	(483,540)

Total	$(349,471)	$(340,461)

      At December 31, 2005, we had approximately $4.7 million of federal tax credits available for carryover to future years. The credits are subject to certain limitations and will expire beginning in 2010.
      A valuation allowance of $14.3 million has been established because we believe it is more likely than not that all of the deferred tax assets relating to state net operating loss and credit carryforwards, foreign tax credit carryforwards and capital loss carryforwards will not be realized prior to the date they are scheduled to expire.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

	December 31

	2005		2004

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(Dollars in thousands)
Senior credit facility	$2,258,600	5.16%	$2,031,100	3.72%
Subsidiary debt obligations:
Senior notes	568,493	6.625-8.15	664,696	6.625-8.15
Receivables-backed credit facility	548,400	4.60	500,000	2.83
Other lines of credit	40,913	3.00	30,750	2.64
Capital lease obligations and other	20,429		25,182

Total	3,436,835		3,251,728
Less current portion	(108,243)		(141,012)

Total long-term portion	$3,328,592		$3,110,716

      The scheduled maturities of long-term debt, at December 31, 2005, were as follows (in thousands):

2006	$108,327
2007	479,020
2008	981,939
2009	1,747,846
2010	593
Thereafter	150,701

Subtotal	3,468,426
Less discounts	(31,591)

Total outstanding debt	$3,436,835

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At December 31, 2005, there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $758.6 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $112.1 million were issued but undrawn. At December 31, 2005, approximately $629.3 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      In May 2005, we amended our senior credit facility to modify the interest rate on the revolving credit facility and term loan. With the amendment, both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). Prior to the amendment, the base rate margin was zero to 62.5 basis points and the LIBOR margin varied from 75 to 187.5 basis points based on our credit ratings. The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.16% at December 31, 2005. However, we had interest rate swap agreements in place that hedged $1.625 billion of our borrowings under the senior credit facility at an average rate of 4.5%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a leverage and interest coverage ratio. On November 18, 2005, we amended our senior credit facility to change the maximum leverage ratio to 4.35 to 1.00 through March 31, 2007 and 4.00 to 1.00 thereafter. We are currently in compliance with all covenants contained in our credit agreement.
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
      The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of the former Legacy Dean’s subsidiaries, and the real property owned by Legacy Dean and its subsidiaries.
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
      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The outstanding notes carry the following interest rates and maturities:

•	$250.2 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$190.2 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$128.1 million ($150 million face value), at 6.9% interest, maturing in 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Receivables-Backed Credit Facility — We have entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our balance sheet, and the securitization is treated as a borrowing for accounting purposes. During 2005, we had net borrowings of $48.4 million on this facility leaving an outstanding balance of $548.4 million at December 31, 2005. The receivables-backed credit facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 4.6% at December 31, 2005. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. The receivables-backed facility was fully funded at December 31, 2005.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At December 31, 2005, $40.9 million was outstanding under these lines of credit at an average interest rate of 3.0%.
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
      Interest Rate Agreements — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing our interest rate risk and stabilizing cash flows. These swap agreements limit or fix the LIBOR interest rates on our variable rate debt at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.
      The following table summarizes our various interest rate agreements in effect as of December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
      The following table summarizes our various interest rate agreements in effect as of December 31, 2004:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
5.20% to 6.74%	December 2005	$400
3.65% to 6.78%	December 2006	375
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005 and 2004, our derivative asset and liability balances were:

	December 31,	December 31,
	2005	2004

	(In thousands)
Current derivative asset	$5,877	$—
Long-term derivative asset	10,028	—

Total derivative asset	$15,905	$—

Current derivative liability	$(1,926)	$(14,993)
Long-term derivative liability	(400)	(2,069)

Total derivative liability	$(2,326)	$(17,062)

      There was no hedge ineffectiveness for the years ended 2005, 2004 and 2003. Approximately $8.5 million, $20.7 million and $25.6 million of losses (net of tax) were reclassified to interest expense from other comprehensive income during the years ended 2005, 2004 and 2003, respectively. We estimate that approximately $2.5 million of net derivative gains (net of tax) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will decrease the interest expense recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.
      Guarantor Information — In December 2005, we filed an immediately effective shelf registration statement pursuant to which we registered debt securities that we may issue in the future. If and when the debt securities are issued, they will be unsecured obligations and will be fully and unconditionally guaranteed by all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following condensed consolidating financial statements present the financial position, results of operations and cash flows of the subsidiaries which will enter into a guarantee of such debt, and separately the combined results of the subsidiaries that will not be a party to the guarantees. The non-guarantor subsidiaries reflect our foreign subsidiary operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-based facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial statements.

	Condensed Consolidating Balance Sheet as of December 31, 2005

	Parent and	Non-
	Guarantor	Guarantor		Consolidated
	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$18,927	$6,193	$—	$25,120
Receivables, net	41,996	825,402	—	867,398
Intercompany receivables	543,766	371,462	(915,228)	—
Other current assets	558,080	26,370	—	584,450

Total current assets	1,162,769	1,229,427	(915,228)	1,476,968
Property, plant and equipment	1,776,801	97,685	—	1,874,486
Goodwill	2,922,940	91,939	—	3,014,879
Indentifiable intangible and other assets	648,222	36,329	—	684,551
Investment in subsidiaries	237,032	—	(237,032)	—

Total	$6,747,764	$1,455,380	$(1,152,260)	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$925,666	$57,809	$330	$983,805
Income taxes payable	34,409	10,873	—	45,282
Intercompany notes	371,462	544,096	(915,558)	—
Current portion of long-term debt	65,326	42,917	—	108,243

Total current liabilities	1,396,863	655,695	(915,228)	1,137,330
Long-term debt	2,773,122	555,470	—	3,328,592
Other long-term liabilities	705,700	7,183	—	712,883
Total stockholders’ equity	1,872,079	237,032	(237,032)	1,872,079

Total	$6,747,764	$1,455,380	$(1,152,260)	$7,050,884

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet as of December 31, 2004

	Parent and	Non-
	Guarantor	Guarantor		Consolidated
	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$24,500	$2,907	$—	$27,407
Receivables, net	43,564	785,190	—	828,754
Intercompany receivables	473,007	227,045	(700,052)	—
Other current assets	560,703	20,218	—	580,921

Total current assets	1,101,774	1,035,360	(700,052)	1,437,082
Property, plant and equipment	1,715,378	97,906	—	1,813,284
Goodwill	2,994,440	106,006	—	3,100,446
Indentifiable intangible and other assets	642,049	30,803	—	672,852
Investment in subsidiaries	190,548	—	(190,548)	—
Assets of discontinued operations	732,704	—	—	732,704

Total	$7,376,893	$1,270,075	$(890,600)	$7,756,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$802,625	$70,448	$(3,910)	$869,163
Income taxes payable	29,882	10,118	—	40,000
Intercompany notes	223,134	473,008	(696,142)	—
Current portion of long-term debt	110,235	30,777	—	141,012

Total current liabilities	1,165,876	584,351	(700,052)	1,050,175
Long-term debt	2,626,017	484,699	—	3,110,716
Other long-term liabilities	921,401	10,477	—	931,878
Total stockholders’ equity	2,663,599	190,548	(190,548)	2,663,599

Total	$7,376,893	$1,270,075	$(890,600)	$7,756,368

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2005

	Parent and
	Guarantor	Non-Guarantor		Consolidated
	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$10,168,884	$336,676	$—	$10,505,560
Cost of sales	7,627,213	292,039	—	7,919,252

Gross profit	2,541,671	44,637	—	2,586,308
Selling and distribution	1,535,892	25,796	—	1,561,688
Other operating expense, net	403,042	14,487	—	417,529
Interest expense	163,117	5,867	—	168,984
Other (income) expense, net	(270)	(519)	—	(789)
Income from subsidiaries	(405)	—	405	—

Income from continuing operations before income taxes	440,295	(994)	(405)	438,896
Income taxes	167,822	(1,399)	—	166,423

Income from continuing operations	272,473	405	(405)	272,473
Gain on sale of discontinued operations, net of tax	38,763	—	—	38,763
Income from discontinued operations, net of tax	17,847	—	—	17,847

Income before cumulative change of accounting, net of tax	329,083	405	(405)	329,083
Cumulative effect of accounting change, net of tax	(1,552)	—	—	(1,552)

Net income	$327,531	$405	$(405)	$327,531

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2004

	Parent and
	Guarantor	Non-Guarantor		Consolidated
	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$9,712,991	$323,286	$—	$10,036,277
Cost of sales	7,361,805	279,563	—	7,641,368

Gross profit	2,351,186	43,723	—	2,394,909
Selling and distribution	1,427,217	23,263	—	1,450,480
Other operating expense, net	346,562	10,466	—	357,028
Interest expense	194,642	4,258	—	198,900
Other (income) expense, net	447	(817)	—	(370)
Income from subsidiaries	(4,259)	—	4,259	—

Income from continuing operations before income taxes	386,577	6,553	(4,259)	388,871
Income taxes	147,416	2,294	—	149,710

Income from continuing operations	239,161	4,259	(4,259)	239,161
Income from discontinued operations, net of tax	46,213	—	—	46,213

Net income	$285,374	$4,259	$(4,259)	$285,374

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2003

	Parent and
	Guarantor	Non-Guarantor		Consolidated
	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$8,132,588	$258,397	$—	$8,390,985
Cost of sales	5,998,827	215,902	—	6,214,729

Gross profit	2,133,761	42,495	—	2,176,256
Selling and distribution	1,272,486	18,242	—	1,290,728
Other operating expense, net	244,219	6,876	—	251,095
Interest expense	184,223	3,886	—	188,109
Other (income) expense, net	(2,208)	(566)	—	(2,774)
Income from subsidiaries	(9,032)	—	9,032	—

Income from continuing operations before income taxes	444,073	14,057	(9,032)	449,098
Income taxes	168,534	5,025	—	173,559

Income from continuing operations	275,539	9,032	(9,032)	275,539
Income from discontinued operations, net of tax	80,164	—	—	80,164

Net income	$355,703	$9,032	$(9,032)	$355,703

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Cash
	Flows for the Year Ended December 31, 2005

	Parent and	Non-
	Guarantor	Guarantor	Consolidated
	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$626,077	$(66,417)	$559,660
Additions to property, plant and equipment	(287,129)	(19,708)	(306,837)
Cash outflows for acquisitions and investments	(1,377)	(407)	(1,784)
Net proceeds from divestitures	189,862	—	189,862
Other	482	557	1,039

Net cash used in investing activities	(98,162)	(19,558)	(117,720)
Proceeds from issuance of debt	223,783	66,769	290,552
Repayment of debt	(114,837)	—	(114,837)
Issuance of common stock, net of expenses	73,062	—	73,062
Redemption of common stock	(699,878)	—	(699,878)
Other	6,874	—	6,874

Net cash provided by financing activities	(510,996)	66,769	(444,227)
Net change in intercompany balances	(22,492)	22,492	—

Decrease in cash and cash equivalents	(5,573)	3,286	(2,287)
Cash and cash equivalents, beginning of period	24,500	2,907	27,407

Cash and cash equivalents, end of period	$18,927	$6,193	$25,120

	Condensed Consolidating Statements of Cash
	Flows for the Year Ended December 31, 2004

	Parent and	Non-
	Guarantor	Guarantor	Consolidated
	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$626,769	$(98,172)	$528,597
Additions to property, plant and equipment	(301,186)	(32,618)	(333,804)
Cash outflows for acquisitions and investments	(378,163)	(21,872)	(400,035)
Other	(13,321)	589	(12,732)

Net cash used in investing activities	(692,670)	(53,901)	(746,571)
Proceeds from issuance of debt	1,438,834	220,012	1,658,846
Repayment of debt	(1,216,964)	—	(1,216,964)
Issuance of common stock, net of expenses	67,946	—	67,946
Redemption of common stock	(297,018)	—	(297,018)
Other	(13,466)	—	(13,466)

Net cash provided by financing activities	(20,668)	220,012	199,344
Net change in intercompany balances	80,521	(80,521)	—

Decrease in cash and cash equivalents	(6,048)	(12,582)	(18,630)
Cash and cash equivalents, beginning of period	30,548	15,489	46,037

Cash and cash equivalents, end of period	$24,500	$2,907	$27,407

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Cash
	Flows for the Year Ended December 31, 2003

	Parent and	Non-
	Guarantor	Guarantor	Consolidated
	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$645,239	$(120,469)	$524,770
Additions to property, plant and equipment	(260,021)	(11,555)	(271,576)
Cash outflows for acquisitions and investments	(233,997)	—	(233,997)
Net proceeds from divestitures	89,950	—	89,950
Other	(20,550)	—	(20,550)

Net cash used in investing activities	(424,618)	(11,555)	(436,173)
Proceeds from issuance of debt	347,684	1,996	349,680
Repayment of debt	(275,812)	(46,570)	(322,382)
Issuance of common stock, net of expenses	95,270	—	95,270
Redemption of common stock	(199,521)	—	(199,521)
Other	(7,929)	—	(7,929)

Net cash used in financing activities	(40,308)	(44,574)	(84,882)
Net change in intercompany balances	(191,002)	191,002	—

Increase (decrease) in cash and cash equivalents	(10,689)	14,404	3,715
Cash and cash equivalents, beginning of period	41,237	1,085	42,322

Cash and cash equivalents, end of period	$30,548	$15,489	$46,037

10.	MANDATORILY REDEEMABLE TRUST ISSUED PREFERRED SECURITIES
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the status of our stock option compensation programs:

		Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2003	19,558,530	$16.55
Granted(1)	3,508,667	25.08
Cancelled(2)	(1,094,262)	20.38
Exercised	(5,373,809)	15.17

Outstanding at December 31, 2003	16,599,126	18.50
Granted(1)	2,392,658	31.37
Options issued to Horizon Organic Option Holders(3)	1,137,308	16.37
Cancelled(2)	(208,152)	22.56
Exercised	(3,073,219)	17.12

Outstanding at December 31, 2004	16,847,721	20.32
Granted(1)	2,466,594	28.90
Adjustment to options outstanding at the time of the Spin-off(3)	2,016,291	18.14
Cancelled(2)	(343,241)	28.22
Exercised	(3,128,082)	18.16

Outstanding at December 31, 2005	17,859,283	18.87

Exercisable at December 31, 2003	8,333,658	$15.62
Exercisable at December 31, 2004	10,642,287	17.16
Exercisable at December 31, 2005	12,935,984	16.07

(1)	Employee options vest as follows: one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date, and one-third on the third anniversary of the grant date. Options granted to non-employee directors vest upon grant. On June 30 of each year, each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock.

(2)	Pursuant to the terms of our stock award plans, options that are cancelled or forfeited become available for future grants.

(3)	The number and exercise prices of certain options outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the options before and after the Spin-off.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted-Average
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.45 to $10.54	2,319,935	3.02	$9.56	2,319,935	$9.56
$10.98 to $12.14	2,084,191	4.76	12.06	2,084,191	12.06
$12.28 to $16.87	1,554,512	3.64	15.40	1,554,512	15.40
$17.18	4,079,373	6.04	17.18	4,079,373	17.18
$17.22 to $20.92	525,225	5.58	20.03	525,225	20.03
$20.94	2,477,651	7.02	20.94	1,414,802	20.94
$21.85 to $25.73	169,593	8.17	25.16	87,044	25.16
$26.32	2,009,454	8.04	26.32	566,478	26.32
$26.60 to $26.89	1,851,032	8.94	26.88	98,768	26.60
$27.38 to $38.86	788,317	9.27	33.53	205,656	32.37
      During 2005, we issued the following shares of restricted stock, all of which were granted to independent members of our Board of Directors as compensation for services rendered as directors during the immediately preceding quarter. Directors’ shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant.

		Grant Date
	Number	Fair Value
Period	of Shares	Per Share

First quarter	8,606	$34.30
Second quarter	7,141	35.24
Third quarter	6,445	38.86
Fourth quarter	6,393	37.66

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We also issued SUs to certain key employees and directors during 2005, 2004 and 2003. Each SU represents the right to receive one share of common stock in the future. SUs have no exercise price. Each employee’s SU grant vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. SUs granted to non-employee directors vest ratably over three years. The following table summarizes the status of our SU compensation program:

	Employees	Directors	Total

Outstanding at January 1, 2003	—	—	—
SUs issued	778,750	28,050	806,800
SUs cancelled or forfeited(1)	(125,250)	—	(125,250)

Outstanding at December 31, 2003	653,500	28,050	681,550
SUs issued	447,700	28,050	475,750
Shares issued	(101,402)	(5,950)	(107,352)
SUs cancelled or forfeited(1)	(49,298)	—	(49,298)

SUs outstanding at December 31, 2004	950,500	50,150	1,000,650
SUs issued(2)	433,550	25,500	459,050
Shares issued	(461,809)	(17,117)	(478,926)
Adjustment to stock units outstanding at the time of the Spin-off(3)	198,411	9,241	207,652
SUs cancelled or forfeited(1)	(295,404)	—	(295,404)

SUs outstanding at December 31, 2005	825,248	67,774	893,022

Weighted average fair value	$27.19	$32.26	$27.51
Compensation expense recognized in 2005 (in thousands)	$14,490	$854	$15,344

(1)	Pursuant to the terms of our plan, employees have the option of forfeiting units to cover their minimum statutory tax withholding when shares are issued. SUs that are canceled or forfeited become available for future grants.

(2)	During the second quarter of 2005, it became probable that the conditions required to accelerate the vesting of SUs granted in January 2003 would be achieved in the third quarter 2005 because our stock price had achieved the price target. Therefore, we reduced the remaining period over which we recognized the compensation expense associated with the SUs. We recognized $6.7 million of compensation expense, net of tax, in the second and third quarters of 2005 that would have been recognized in future periods.

(3)	SUs outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the Spin-off.
      Rights Plan — On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights are not exercisable until ten days subsequent to the announcement of the acquisition of or intent to acquire a beneficial ownership of 15% or more in Dean Foods Company. At such time, each right entitles the registered holder to purchase from us that number of shares of common stock at an exercise price of $145.00, with a market value of up to two times the exercise price. At any time prior to such date, we may, by action of a majority of our Board of Directors, redeem the rights in whole, but not in part, at a price of $0.01 per right. The rights will expire on March 18, 2008, unless our Board of Directors extends the term of, or earlier redeems, the rights.

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

	Year Ended December 31

	2005	2004	2003

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$272,473	$239,161	$275,539
Denominator:
Average common shares	146,673,322	154,635,979	145,201,412
Basic EPS from continuing operations	$1.86	$1.55	$1.90
Diluted EPS computation:
Numerator:
Income from continuing operations	$272,473	$239,161	$275,539
Net effect on earnings from conversion of mandatorily redeemable convertible preferred securities	—	—	8,994

Income applicable to common stock	$272,473	$239,161	$284,533

Denominator:
Average common shares — basic	146,673,322	154,635,979	145,201,412
Stock option conversion(1)	5,736,543	5,125,070	5,346,882
SUs	1,028,771	943,527	729,655
Dilutive effect of conversion of mandatorily redeemable convertible preferred securities	—	—	9,417,721

Average common shares — diluted	153,438,636	160,704,576	160,695,670

Diluted EPS from continuing operations	$1.78	$1.49	$1.77

(1)	Stock option conversion excludes anti-dilutive shares of 123,560; 49,742 and 58,344 at December 31, 2005, 2004 and 2003, respectively.
      Stock Repurchases — On September 15, 1998, our Board of Directors authorized a stock repurchase program of up to $100 million. On September 28, 1999, the Board increased the program by $100 million to $200 million and on November 17, 1999 authorized a further increase to $300 million. We depleted the $300 million authorization during the second quarter of 2000, and on May 19, 2000, the Board increased the program by $100 million to $400 million. On November 2, 2000, the Board authorized a further increase to $500 million. On each of January 8, 2003 and February 12, 2003, the Board authorized additional increases of $150 million each. On September 7, 2004, the Board authorized an additional increase of $200 million and on November 2, 2004, the Board authorized an additional increase of $100 million. On August 10, 2005 and again on November 2, 2005, our Board authorized increases in our stock repurchase program in the aggregate

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount of $600 million. Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2005.

		No. of Shares of
		Common Stock
Year	Quarter	Repurchased	Purchase Price

			(In millions)
1998	Third	3,000,000	$30.4
	Fourth	1,531,200	15.6
1999	Second	239,100	3.0
	Third	5,551,545	66.7
	Fourth	10,459,524	128.4
2000	First	2,066,400	27.2
	Second	2,898,195	42.2
	Third	4,761,000	77.0
	Fourth	120,000	2.1
2001	First	370,002	6.1
2002	Fourth	4,126,200	101.2
2003	First	4,854,900	128.5
	Third	360,000	9.9
	Fourth	1,453,400	47.1
2004	First	150,000	5.1
	Third	7,825,000	251.9
	Fourth	1,335,000	39.6
2005	Third	9,926,000	361.1
	Fourth	8,955,300	338.4

	Total	69,982,766	$1,681.5

      As of December 31, 2005, $18.5 million was available for spending under this program (excluding fees and commissions).
      Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER COMPREHENSIVE INCOME
      Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income for December 31, 2005 and 2004 are included below.

	Pre-Tax
	Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income, December 31, 2003	$(60,871)	$31,017	$(29,854)
Cumulative translation adjustment	17,313	—	17,313
Net change in fair value of derivative instruments	(1,443)	726	(717)
Amounts reclassified to income statement related to derivatives	32,754	(12,031)	20,723
Minimum pension liability adjustment	(21,235)	8,073	(13,162)

Accumulated other comprehensive income, December 31, 2004	(33,482)	27,785	(5,697)
Cumulative translation adjustment	(28,220)	—	(28,220)
Net change in fair value of derivative instruments	17,538	(6,248)	11,290
Amounts reclassified to income statement related to derivatives	13,093	(4,583)	8,510
Minimum pension liability adjustment	(18,476)	6,660	(11,816)

Accumulated other comprehensive income, December 31, 2005	$(49,547)	$23,614	$(25,933)

13.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS
      We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2005, 2004 and 2003, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Defined benefit plans	$11,506	$9,833	$14,067
Defined contribution plans	22,219	18,006	15,838
Multi-employer pension and certain union plans	23,939	22,712	23,452

Total	$57,664	$50,551	$53,357

      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.
      As of December 31, 2005, the latest measurement date, the accumulated benefit obligation of the pension plans exceeded the fair value of plan assets. In accordance with SFAS No. 87, “Employer’s Accounting for Pensions”, we recorded an additional minimum pension liability of $18.5 million ($11.8 million, net of tax).

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The adjustment to the additional minimum pension liability was included in other accumulated comprehensive loss as a direct charge to stockholders’ equity. As of December 31, 2005, the cumulative additional minimum pension charge included in other accumulated comprehensive loss was $76.1 million ($47.4 million, net of tax).
      The following table sets forth the funded status of our defined benefit plans and the amounts recognized in our consolidated balance sheets.

	December 31

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$274,993	$254,870
Service cost	2,909	2,364
Interest cost	17,003	16,231
Plan participants’ contributions	65	133
Plan amendments	2,459	—
Actuarial loss	20,300	27,079
Divestiture	1,818	—
Benefits paid	(24,441)	(25,684)

Benefit obligation at end of year	295,106	274,993

Change in plan assets:
Fair value of plan assets at beginning of year	165,254	139,352
Actual return on plan assets	14,090	11,198
Employer contribution	34,113	40,255
Plan participants’ contributions	65	133
Divestiture	1,487	—
Benefits paid	(24,441)	(25,684)

Fair value of plan assets at end of year	190,568	165,254

Funded status	(104,538)	(109,739)
Unrecognized net transition obligation	785	892
Unrecognized prior service cost	10,558	8,908
Unrecognized net loss	80,599	64,028

Net amount recognized	$(12,596)	$(35,911)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(100,051)	$(103,461)
Intangible asset	11,345	10,229
Accumulated other comprehensive income	76,110	57,321

Net amount recognized	$(12,596)	$(35,911)

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2005 and 2004 was:

Discount rate	5.75%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%
      A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2005, 2004 and 2003 follows:

	Year Ended December 31

	2005	2004	2003

Discount rate	5.75%	6.00 to 6.50%	6.50 to 6.75%
Expected return on plan assets	8.50%	8.50%	6.75 to 8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31

	2005	2004	2003

	(In thousands)
Components of net periodic pension cost:
Service cost	$2,909	$2,364	$2,474
Interest cost	17,003	16,231	16,412
Expected return on plan assets	(15,698)	(12,899)	(9,724)
Amortizations:
Unrecognized transition obligation	107	107	107
Prior service cost	628	628	708
Unrecognized net loss	3,010	1,652	1,780
Effect of settlement	3,547	1,750	2,310

Net periodic benefit cost	$11,506	$9,833	$14,067

      Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31

	2005	2004

	(In millions)
Projected benefit obligation	$293.3	$275.0
Accumulated benefit obligation	287.6	267.0
Fair value of plan assets	189.1	165.3
      Substantially all of our qualified pension plans maintain their plan assets in a single master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the newly established master trust. Our current asset mix guidelines under our investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%.
      We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments and the effect of periodic target asset allocation rebalancing. It is intended that the investments will be rebalanced when the allocation is not within the target range. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. Additionally, we consider the weighted-average return of a capital markets model that

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.5%. We believe these assumptions are appropriate based upon the mix of investments and the long-term nature of the plans’ investments.
      Our pension plan weighted average asset allocations at December 31, 2005 and 2004 by asset category were as follows:

Asset Category	December 31, 2005	December 31, 2004

Equity securities and limited partnerships	71%	74%
Fixed income securities	27	25
Cash and cash equivalents	2	1

Total	100%	100%

      Equity securities of the plan did not include any investment in our common stock at December 31, 2005 or 2004.
      We expect to contribute $25.8 million to the pension plans for 2006. Estimated pension plan benefit payments for the next ten years are as follows:

2006	$15.6 million
2007	18.1 million
2008	17.3 million
2009	18.0 million
2010	19.4 million
Next five years	110.8 million
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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the funded status of these plans and the amounts recognized in our consolidated balance sheets:

	December 31

	2005	2004

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$22,677	$21,166
Service cost	1,004	745
Interest cost	1,107	1,289
Actuarial loss	5,241	1,923
Benefits paid	(2,633)	(2,446)

Benefit obligation at end of year	27,396	22,677
Fair value of plan assets at end of year	—	—

Funded status	(27,396)	(22,677)
Unrecognized prior service cost	(581)	(650)
Unrecognized net loss	9,640	5,654

Net amount recognized	$(18,337)	$(17,673)

      A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2005 and 2004 follows:

	December 31

	2005	2004

Healthcare inflation:
Initial rate	12.00%	10.00%
Ultimate rate	5.05%	5.00 to 5.50%
Year of ultimate rate achievement	2010	2009
Discount rate	5.75%	5.75%
      The weighted average discount rate used to determine net periodic benefit cost was 5.75%, 6.0% to 6.5% and 6.5% to 6.75% for 2005, 2004 and 2003, respectively.

	December 31

	2005	2004	2003

	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$2,111	$2,034	$2,131
Amortizations:
Prior service cost	(69)	(69)	(207)
Unrecognized net loss	284	291	220

Net periodic benefit cost	$2,326	$2,256	$2,144

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$161	$(144)
Effect on postretirement obligation	1,950	(1,730)
      We expect to contribute $2.6 million to the postretirement health care plans for 2006. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2006	$2.6 million
2007	2.7 million
2008	2.7 million
2009	2.9 million
2010	3.0 million
Next five years	16.4 million

15.	FACILITY CLOSING AND REORGANIZATION COSTS
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $38.6 million, $24.6 million and $11.8 million during 2005, 2004 and 2003, respectively.
      The charges recorded during 2005 are primarily related to the following:

•	The closing of Dairy Group manufacturing facilities in Union, New Jersey and Albuquerque, New Mexico;

•	Previously announced plans including reorganizing WhiteWave Foods Company and closing Dairy Group manufacturing facilities; and

•	Consolidation of certain administrative and operational functions of our International Group.
      The charges recorded during 2004 are primarily related to the following:

•	Closing Dairy Group manufacturing facilities in Madison, Wisconsin; San Leandro and South Gate, California; Westwego, Louisiana; Pocatello, Idaho and Wilkesboro, North Carolina;

•	Reorganizing our WhiteWave Foods Company including consolidating the operations of the three distinct operating units: White Wave, Horizon Organic, and Dean National Brand Group; and

•	Transferring Morningstar Foods’ private label and manufacturing operations to the Dairy Group.
      These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $7.1 million, including an additional $1.5 million in work force reduction costs and approximately $5.6 million in shut down and other costs. Approximately $7 million and $125,000 of these additional charges are expected to be completed by December 2006 and December 2007, respectively.
      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities and related equipment at December 31, 2005 was approximately $14.5 million. We are marketing these properties for sale.
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
      Activity for 2005 and 2004 with respect to facility closing and reorganization costs is summarized below:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,	Charges/		December 31,			December 31,
	2003	(Gain)	Payments	2004	Charges	Payments	2005

	(In thousands)
Cash charges:
Workforce reduction costs	$7,405	$8,129	$(9,966)	$5,568	$17,209	$(14,475)	$8,302
Shutdown costs	557	5,613	(5,883)	287	2,644	(2,722)	209
Lease obligations after shutdown	485	(40)	(371)	74	2,559	(561)	2,072
Settlement of contracts	—	3,788	(3,788)	—	724	—	724
Other	337	3,541	(3,642)	236	4,380	(4,146)	470

Subtotal	$8,784	$21,031	$(23,650)	$6,165	$27,516	$(21,904)	$11,777

Noncash charges:
Write-down of assets		5,385			11,067
Gain on sale of facility		(1,841)			—

Total charges		$24,575			$38,583

      Acquired Facility Closing and Other Exit Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain facilities and activities of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During 2004, we accrued costs to close two Dairy Group facilities acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004, as

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
well as to exit certain acquired contractual obligations. During 2005, we resolved a contractual obligation for less than we had previously reserved. The accruals and subsequent adjustments, if any, are reflected within the determination of the purchase price. The accruals and subsequent adjustments had no impact on our Consolidated Results of Operations.
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities for 2005 and 2004 is summarized below:

	Accrued			Accrued				Accrued
	Charges at			Charges at				Charges at
	December 31,			December 31,				December 31,
	2003	Accruals	Payments	2004	Accruals	Payments	Adjustments	2005

	(In thousands)
Workforce reduction costs	$2,398	$2,405	$(2,668)	$2,135	$431	$(876)	$(1,324)	$366
Shutdown and exit costs	3,136	82,270	(3,640)	81,766	—	(11,164)	(30,123)	40,479

Total	$5,534	$84,675	$(6,308)	$83,901	$431	$(12,040)	$(31,447)	$40,845

16.	OTHER OPERATING INCOME
      In the fourth quarter of 2004, we recognized a $5.9 million gain primarily related to the settlement of litigation. In the third quarter of 2003, we recognized a gain on the sale of our frozen pre-whipped topping and frozen creamer operations of $66.2 million. During the fourth quarter of 2003, we recognized $2.5 million of other operating income as a result of certain contingencies related to the divestiture of 11 facilities in 2001 being favorably resolved.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31

	2005	2004	2003

	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$161,580	$155,015	$175,637
Cash paid for taxes	166,224	27,453	19,788
Noncash transactions:
Exchange of trust issued preferred securities	—	—	582,986
Stock dividend related to the Spin-off	(492,613)	—	—

18.	COMMITMENTS AND CONTINGENCIES
      Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities,

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
including environmental liabilities. We believe we have established adequate reserves for any potential liability related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to be material.
      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the Legacy Dean after the pre-existing agreements with certain other suppliers or producers expire.
      Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $130.8 million, $121.7 million and $112.8 million for 2005, 2004 and 2003, respectively.
      The composition of capital leases which are reflected as property, plant and equipment in our consolidated balance sheets are as follows:

	December 31

	2005	2004

	(In thousands)
Buildings and improvements	$739	$851
Machinery and equipment	2,550	1,739
Less accumulated amortization	(271)	(580)

	$3,018	$2,010

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

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum payments at December 31, 2005, under non-cancelable capital leases and operating leases with terms in excess of one year and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations

	(In thousands)
2006	$495	$97,596	$241,166
2007	495	85,140	122,601
2008	342	74,080	41,580
2009	306	62,235	22,913
2010	277	51,499	13,863
Thereafter	675	89,050	82,469

Total minimum lease payments	2,590	$459,600	$524,592

Less amount representing interest	(259)

Present value of capital lease obligations	$2,331

      Litigation, Investigations and Audits — We are not currently party to, nor are our properties the subject of, any material pending legal proceedings. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability that is reasonably expected under all claims, litigations, audits and investigations that are pending. The settlement of any pending or threatened matter is not currently expected to have a material adverse impact on our financial position, results of operations or cash flows.
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
      Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2005 and 2004. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.
      Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and most other debt are variable, their fair values approximate their carrying values.
      We have senior notes with an aggregate face value of $600 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2005. These notes were issued by Legacy Dean prior to our acquisition of Legacy Dean.
      We have entered into various interest rate agreements to reduce our sensitivity to changes in interest rates on our variable rate debt. The fair values of these instruments and our senior notes were determined based on

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fair values for similar instruments with similar terms. The following table presents the carrying value and fair value of our senior notes and interest rate agreements at December 31:

	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(In thousands)
Senior notes	$(568,493)	$(615,625)	$(664,696)	$(737,188)
Interest rate agreements	13,579	13,579	(17,062)	(17,062)

20.	SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS
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
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic dairy products, International Delight coffee creamers, and LAND O’LAKES creamer and fluid dairy products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. A small percentage of our WhiteWave Foods Company’s products (approximately $53.3 million, $46.8 million and $20.6 million in 2005, 2004 and 2003, respectively) are sold through the Dairy Group’s direct store delivery network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes.
      Our International Group, which does not qualify as a reportable segment, consists of Leche Celta and Rachel’s Organic. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Rachel’s Organic markets and sells organic dairy products across the United Kingdom under the Rachel’s Organic® and Divine Rice® brand names. Effective January 1, 2006, Rachel’s Organic was transferred from our International Group to WhiteWave Foods Company. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.
      We evaluate the performance of our segments based on operating profit or loss before other operating income, facility closing and reorganization costs and foreign exchange gains and losses. Therefore, the measure of segment profit or loss presented below is before such items.
      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	2005	2004	2003

	(In thousands)
Net sales to external customers:
Dairy Group	$8,961,512	$8,665,431	$7,547,155
WhiteWave Foods Company	1,144,333	1,010,267	598,948
Corporate/ Other	399,715	360,579	244,882

Total	$10,505,560	$10,036,277	$8,390,985

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004	2003

	(In thousands)
Intersegment sales:
Dairy Group	$76,324	$56,844	$27,982
WhiteWave Foods Company	54,698	7,483	1,618

Total	$131,022	$64,327	$29,600

Operating income:
Dairy Group	$639,868	$596,323	$640,162
WhiteWave Foods Company	114,918	87,390	2,909
Corporate/ Other	(109,112)	(77,636)	(65,570)

Segment operating income	645,674	606,077	577,501
Facility closing and reorganization costs	(38,583)	(24,575)	(11,787)
Other operating income	—	5,899	68,719

Total	607,091	587,401	634,433
Other (income) expense:
Interest expense and financing charges	168,984	198,900	188,109
Equity in (earnings) loss of unconsolidated affiliates	—	—	(244)
Other (income) expense, net	(789)	(370)	(2,530)

Consolidated income from continuing operations before tax	$438,896	$388,871	$449,098

Depreciation and amortization:
Dairy Group	$190,849	$177,649	$154,744
WhiteWave Foods Company	12,224	8,685	1,149
Corporate/ Other	18,218	20,255	20,775

Total	$221,291	$206,589	$176,668

Assets:
Dairy Group	$5,197,093	$5,389,258	$5,198,511
WhiteWave Foods Company	1,282,387	1,086,078	527,740
Corporate/ Other	571,404	548,328	504,335
Discontinued operations	—	732,704	761,950

Total	$7,050,884	$7,756,368	$6,992,536

Capital expenditures:
Dairy Group	$181,400	$270,255	$243,503
WhiteWave Foods Company	98,402	27,969	12,714
Corporate/ Other	27,035	35,580	15,359

Total	$306,837	$333,804	$271,576

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic Information

	Net Sales			Long-Lived Assets

	2005	2004	2003	2005	2004	2003

	(In thousands)
United States	$10,105,845	$9,675,698	$8,146,103	$5,338,431	$6,074,755	$5,616,574
Europe	399,715	360,579	244,882	235,485	244,531	162,453

Total	$10,505,560	$10,036,277	$8,390,985	$5,573,916	$6,319,286	$5,779,027

      Major Customers — Our Dairy Group and WhiteWave Foods Company segments each had one customer that represented greater than 10% of their 2005 sales. Approximately 14.9% of our consolidated 2005 sales were to that same customer. In addition, our International Group had two customers that represented greater than 10% of their 2005 sales. Each of these customers represented less than 1% of our consolidated sales.

21.	RELATED PARTY TRANSACTIONS
      Real Property Lease — We lease the land for our Franklin, Massachusetts facility from a partnership in which Alan Bernon, President of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) Our lease payments were approximately $700,000 in 2005, 2004 and 2003.
      Minority Interest in Consolidated Container Holding Company — We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an approximately 99% interest. Alan Bernon, President of our Dairy Group, and his brother, Peter Bernon, collectively own less than 1% of Franklin Plastics, Inc. We spent approximately $324.1 million, $235.5 million and $167.9 million on products purchased from CCC for the years ended December 31, 2005, 2004 and 2003, respectively. In the fourth quarter of 2004, we purchased equipment previously owned and operated by CCC totaling $3.2 million.

DEAN FOODS COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY RESULTS OF OPERATIONS (unaudited)
      The following is a summary of our unaudited quarterly results of operations for 2005 and 2004.

	Quarter

	First	Second	Third	Fourth

	(In thousands, except share data)
2005
Net sales	$2,561,751	$2,602,552	$2,646,613	$2,694,644
Gross profit	613,728	652,675	649,425	670,480
Income from continuing operations	55,861	79,504	66,408	70,700
Net income(1)	66,197	86,648	103,875	70,811
Earnings per common share(2):
Basic	0.44	0.57	0.70	0.52
Diluted	0.43	0.55	0.67	0.49
2004
Net sales	$2,260,177	$2,603,320	$2,583,578	$2,589,202
Gross profit	568,305	590,542	610,064	625,998
Income from continuing operations	54,305	61,846	37,826	85,184
Net income(3)(4)	69,240	77,073	40,192	98,869
Earnings per common share(2):
Basic	0.44	0.49	0.26	0.66
Diluted	0.43	0.47	0.25	0.64

(1)	The results for the first, second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $3.9 million, $1.5 million, $11.3 million, and $7.3 million, respectively.

(2)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(3)	The results for the first, third and fourth quarters include facility closing and reorganization costs, net of tax, of $4.7 million, $6.8 million, and $3.4 million, respectively.

(4)	The results for the third quarter of 2004 include a charge of $21.2 million, net of tax, related to the early extinguishment of debt. The results for the fourth quarter of 2004 include other operating income related to the settlement of litigation of $3.8 million, net of taxes.

23.	SUBSEQUENT EVENTS (unaudited)
      In January 2006, it became probable that the conditions required to accelerate the vesting of SUs granted in January 2004 will be achieved in July 2006 as our stock price achieved the required price target of approximately 150% of the stock price on the date of grant. Therefore, we reduced the remaining period over which we will recognize the compensation expense associated with these SUs. We will recognize approximately $6.7 million of compensation expense in 2006 related to the acceleration.
      Between January 1, 2006 and March 6, 2006 we spent approximately $15.3 million to repurchase an additional 400,000 shares of our common stock for an average price of $38.37, excluding commissions and fees.

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
Controls Evaluation and Related CEO and CFO Certifications
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of December 31, 2005. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
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
Definition of Disclosure Controls
      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls also are designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US generally accepted accounting principles.
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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of December 31, 2005, our Disclosure Controls were effective at the reasonable assurance level. In the fourth quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
      We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 48.
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Dean Foods Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for conditional asset retirement obligations to conform to Financial Accounting Standards Board Interpretation No. 47.
/s/     DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 2006

Item 9B.	Other Information
      On March 9, 2006, we amended and restated our Change in Control Agreement with Ronald H. Klein, our Senior Vice President — Corporate Development (the “Agreement”). Pursuant to the Agreement, we agreed to provide Mr. Klein with certain benefits if, in connection with or within two years after a change in control of our Company, he is terminated without “cause” or he resigns for “good reason,” as such terms are defined in the Agreement. The benefits include (i) a lump sum of cash equal to three times his base annual salary, his target bonus for the year in which the termination occurs, and a pro-rated bonus for the portion of the year served prior to termination, (ii) the unvested balance of his 401(k) account, plus three times the most recent company match into his 401(k) account, (iii) executive insurance benefits for two years and (iv) certain outplacement services. In addition, Mr. Klein would be entitled to a gross-up for any applicable excise taxes. Mr. Klein has the right, at any time during the 13th month after a change in control, to voluntarily terminate his employment for any reason and receive the same benefits.
      The form of our Change in Control Agreement for our executive officers is filed as Exhibit 10.24 to this Annual Report on Form 10-K and is incorporated by reference herein.
PART III

Item 10.	Directors and Executive Officers
      Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation
      Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions
      Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
      Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2006 Annual Meeting of Stockholders.

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
Dated March 10, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregg L. Engles Gregg L. Engles	Chief Executive Officer and Chairman of the Board	March 10, 2006

/s/ Barry A. Fromberg Barry A. Fromberg	Executive Vice President and Chief Financial Officer	March 10, 2006

/s/ Ronald L. McCrummen Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer	March 10, 2006

/s/ Alan Bernon Alan Bernon	Director	March 10, 2006

/s/ Lewis M. Collens Lewis M. Collens	Director	March 10, 2006

/s/ Tom Davis Tom Davis	Director	March 10, 2006

/s/ Stephen L. Green Stephen L. Green	Director	March 10, 2006

/s/ Janet Hill Janet Hill	Director	March 10, 2006

/s/ Joseph S. Hardin, Jr. Joseph S. Hardin, Jr.	Director	March 10, 2006

/s/ Ron Kirk Ron Kirk	Director	March 10, 2006

/s/ John S. Llewellyn, Jr. John S. Llewellyn, Jr.	Director	March 10, 2006

S-1

Name	Title	Date

/s/ John Muse John Muse	Director	March 10, 2006

/s/ Hector M. Nevares Hector M. Nevares	Director	March 10, 2006

/s/ Pete Schenkel Pete Schenkel	Director	March 10, 2006

/s/ Jim Turner Jim Turner	Director	March 10, 2006

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas
      We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated March 8, 2006 (the report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the change in 2005 in the method of accounting for conditional asset retirement obligations to conform to Statement of Financial Accounting Standard Interpretation No. 47); such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/     DELOITTE & TOUCHE LLP
Dallas, Texas
March 8, 2006

SCHEDULE II
DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
      Allowance for doubtful accounts deducted from accounts receivable:

	Balance at	Charged to
	Beginning of	Costs and			Balance at
Year	Period	Expenses	Other	Deductions	End of Period

	(In thousands)
2003	$33,573	$9,038	$881	$11,808	$31,684
2004	31,684	(1,535)	2,052	8,108	24,093
2005	24,093	7,687	—	9,660	22,120

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
3.2		—	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12755)).
4.1		—	Specimen of Common Stock Certificate (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
4.2		—	Registration Rights Agreement (incorporated by reference from our Registration Statement on Form S-1 (File No. 333-1858)).
4.3		—	Rights Agreement dated March 6, 1998 among us and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate (incorporated by reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
4.4		—	Amendment No. 1 to Rights Agreement dated May 26, 2004 by and between us and The Bank of New York, as rights agent (incorporated by reference from our Current Report on Form 8-K dated May 27, 2004 (Filed No. 1-12755)).
*10	.1	—	Seventh Amended and Restated 1997 Stock Option and Restricted Stock Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 11, 2006, (File No. 1-12755)).
*10	.2	—	Third Amended and Restated 1989 Dean Foods Stock Awards Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 11, 2006 (File No. 1-12755)).
*10	.3	—	Amended and Restated Executive Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
*10	.4	—	Post-2004 Executive Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 11, 2006 (File No. 1-12755)).
*10	.5	—	Fifth Amended and Restated 1997 Employee Stock Purchase Plan (filed herewith).
*10	.6	—	Executive Incentive Compensation Plan (filed herewith).
*10	.7	—	Supplemental Executive Retirement Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 11, 2005 (File No. 1-12755)).
*10	.8	—	Description of Compensation Arrangements for Executive Officers (filed herewith).
*10	.9	—	Summary of Compensation Paid to Non-Employee Directors (filed herewith).
*10	.10	—	Form of stock option award agreement for awards to executive officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12755)).
*10	.11	—	Form of stock unit award agreement for awards to executive officers (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 1-12755)).
*10	.12	—	Release Agreement between us and Steve Demos, former President of WhiteWave Foods (incorporated by reference from our Current Report on Form 8-K filed April 18, 2005 (File No. 1-12755)).
*10	.13	—	Employment agreement dated September 7, 2005 between us and Alan Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.14	—	Stock Unit Award Agreement between us and Alan Bernon dated September 7, 2005 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.15	—	Change in Control Agreement between us and Alan Bernon dated September 7, 2005 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.16	—	Proprietary Information, Invention, and Non-Compete Agreement dated September 7, 2005 between us and Alan Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).

Exhibit
Number			Description

*10	.17	—	Employment agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.18	—	Change of Control Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.19	—	Proprietary Information, Inventions and Non-Compete Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.20	—	Non Qualified Stock Option Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.21	—	Employment agreement dated December 2, 2005 between us and Pete Schenkel (filed herewith).
*10	.22	—	Independent Contractors and Non-Competition Agreement dated December 1, 2005 between us and Pete Schenkel (filed herewith).
*10	.23	—	Employment and Release Agreement dated November 7, 2005 between us and Barry Fromberg (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 1-12755).
*10	.24	—	Form of Change in Control Agreement for our executive officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
*10	.25	—	Form of Change in Control Agreement for certain senior officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
*10	.26	—	Form of Change in Control Agreement for certain other officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
10.27		—	Stockholders Agreement dated July 31, 1997 among us, Franklin Plastics, Peter M. Bernon and Alan J. Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).
10.28		—	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings, LLC (incorporated by reference from our Current Report on Form 8-K dated July 19, 1999, (File No. 1-12755)).
10.29		—	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005 (incorporated by reference from our Current Report on Form 8-K dated June 27, 2005 (File No. 1-12755)).
10.30		—	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods (incorporated by reference from our Current Report on Form 8-K dated June 27, 2005 (File No. 1-12755)).
10.31		—	Amended and Restated Credit Agreement among us and our senior lenders (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12755)).
10.32		—	Amendment No. 1 to Amended and Restated Credit Agreement (incorporated by reference from our Current Report on Form 8-K dated June 1, 2005 (File No. 1-12755)).
10.33		—	Amendment No. 2 to Amended and Restated Credit Agreement (incorporated by reference from our Current Report on Form 8-K dated November 28, 2005 (File No. 1-12755)).
10.34		—	Third Amended and Restated Receivables Purchase Agreement related to our receivables-backed loan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
10.35		—	First Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-12755)).
10.36		—	Second Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, (File No. 1-12755) filed March 11, 2005).

Exhibit
Number		Description

10.37	—	Third Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, (File No. 1-12755) filed March 11, 2005).
10.38	—	Fourth Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated November 22, 2004 (File No. 1-12755)).
10.39	—	Fifth Amendment to Third Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated January 7, 2005 (File No. 1-12755)).
10.40	—	Stockholders Agreement dated January 27, 2005 between us, TreeHouse Foods, Inc. (our wholly-owned subsidiary), Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill and Harry J. Walsh regarding their investments in our former Specialty Foods Group (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, (File No. 1-12755) filed March 11, 2005).
10.41	—	Form of Subscription Agreements entered into between TreeHouse Foods, Inc. (our wholly-owned subsidiary) and each of Sam K. Reed, David B. Vermylen, E. Nichol McCully, Thomas E. O’Neill and Harry J. Walsh regarding their investments in our former Specialty Foods Group (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, (File No. 1-12755) filed March 11, 2005).
12	—	Ratio of Earnings to Combined Fixed Charges and Preferred Stock (filed herewith).
14	—	Code of Ethics (filed herewith).
21	—	List of Subsidiaries (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management or compensatory contract