Form 10-Q
period 2006-03-31
DEAN FOODS CO/
filed 2006-05-10
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2006
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [X];          Accelerated filer [ ];          Non-accelerated filer [ ]
      Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act.)     Yes [ ]     No [X]
      As of May 5, 2006 the number of shares outstanding of each class of common stock was: 136,011,246
Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	36
Item 4 — Controls and Procedures	37
Part II — Other Information
Item 1 — Legal Proceedings	39
Item 1A — Risk Factors	39
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5 — Other Information	42
Item 6 — Exhibits	43
Employment Agreement
Amendment No. 3 to Amended and Restated Credit Agreement
Computation of Ratio of Earnings to Fixed Charges
Certification of CEO Pursuant to Section 302
Certification of CAO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CAO Pursuant to Section 906

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,341	$25,120
Receivables, net	827,808	867,398
Inventories	369,430	380,209
Deferred income taxes	116,536	137,776
Prepaid expenses and other current assets	74,057	66,465

Total current assets	1,416,172	1,476,968
Property, plant and equipment, net	1,881,118	1,874,486
Goodwill	3,025,879	3,014,879
Identifiable intangible and other assets	691,989	684,551

Total	$7,015,158	$7,050,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$846,334	$983,805
Income taxes payable	—	45,282
Current portion of long-term debt	169,814	108,243

Total current liabilities	1,016,148	1,137,330
Long-term debt	3,304,915	3,328,592
Deferred income taxes	478,901	457,113
Other long-term liabilities	225,603	225,636
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued
Common stock, 136,214,958 and 134,209,190 shares issued and outstanding, with a par value of $0.01 per share	1,362	1,342
Additional paid-in capital	944,923	922,791
Retained earnings	1,056,805	1,004,013
Accumulated other comprehensive income (loss)	(13,499)	(25,933)

Total stockholders’ equity	1,989,591	1,902,213

Total	$7,015,158	$7,050,884

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended
	March 31

	2006	2005

	(unaudited)
Net sales	$2,591,968	$2,561,751
Cost of sales	1,936,464	1,948,455

Gross profit	655,504	613,296
Operating costs and expenses:
Selling and distribution	405,620	384,776
General and administrative	105,559	94,526
Amortization of intangibles	1,445	1,688
Facility closing and reorganization costs	5,837	6,390

Total operating costs and expenses	518,461	487,380

Operating income	137,043	125,916
Other (income) expense:
Interest expense	50,215	41,035
Other (income) expense, net	73	(110)

Total other expense	50,288	40,925

Income from continuing operations before income taxes	86,755	84,991
Income taxes	33,963	33,858

Income from continuing operations	52,792	51,133
Income from discontinued operations, net of tax	—	10,336

Net income	$52,792	$61,469

Average common shares:
Basic	135,170,111	149,821,582
Diluted	142,409,989	155,662,980
Basic earnings per common share:
Income from continuing operations	$0.39	$0.34
Income from discontinued operations	—	0.07

Net income	$0.39	$0.41

Diluted earnings per common share:
Income from continuing operations	$0.37	$0.33
Income from discontinued operations	—	0.06

Net income	$0.37	$0.39

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

	(unaudited)
Balance, December 31, 2005	134,209,190	$1,342	$922,791	$1,004,013	$(25,933)	$1,902,213
Issuance of common stock	2,405,768	24	28,096	—	—	28,120
Share-based compensation expense	—	—	9,389	—	—	9,389
Purchase and retirement of treasury stock	(400,000)	(4)	(15,353)	—	—	(15,357)
Net income	—	—	—	52,792	—	52,792	$52,792
Other comprehensive income (Note 8):
Change in fair value of derivative instruments	—	—	—	—	9,020	9,020	9,020
Amounts reclassified to income statement related to hedging activities	—	—	—	—	(60)	(60)	(60)
Cumulative translation adjustment	—	—	—	—	3,474	3,474	3,474

Comprehensive income							$65,226

Balance, March 31, 2006	136,214,958	$1,362	$944,923	$1,056,805	$(13,499)	$1,989,591

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31

	2006	2005

	(unaudited)
Cash flows from operating activities:
Net income	$52,792	$61,469
Income from discontinued operations	—	(10,336)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,229	54,226
Share-based compensation expense	9,389	8,491
Loss on disposition of assets	619	803
Write-down of impaired assets	1,424	478
Deferred income taxes	38,244	12,281
Other	(120)	(1,705)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	43,960	10,418
Inventories	10,424	(22,245)
Prepaid expenses and other assets	(5,125)	18,199
Accounts payable and accrued expenses	(136,224)	40,349
Income taxes payable	(49,726)	(5,233)

Net cash provided by continuing operations	22,886	167,195
Net cash provided by discontinued operations	—	31,083

Net cash provided by operating activities	22,886	198,278
Cash flows from investing activities:
Additions to property, plant and equipment	(60,500)	(63,883)
Cash outflows for acquisitions and investments	(9,760)	(1,702)
Proceeds from sale of fixed assets	1,838	3,364

Net cash used in continuing operations	(68,422)	(62,221)
Net cash used in discontinued operations	—	(2,725)

Net cash used in investing activities	(68,422)	(64,946)
Cash flows from financing activities:
Proceeds from issuance of debt	73,786	30,627
Repayment of debt	(37,792)	(182,273)
Payment of deferred financing costs	—	(31)
Issuance of common stock related to share-based compensation	5,440	14,760
Tax savings on share-based compensation	22,680	5,245
Redemption of common stock	(15,357)	—

Net cash provided by (used in) continuing operations	48,757	(131,672)
Net cash used in discontinued operations	—	(46)

Net cash provided by (used in) financing activities	48,757	(131,718)

Increase in cash and cash equivalents	3,221	1,614
Cash and cash equivalents, beginning of period	25,120	27,407

Cash and cash equivalents, end of period	$28,341	$29,021

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 10, 2006).
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses, previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. Our Condensed Consolidated Financial Statements for the three-month period ended March 31, 2005 have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $309.0 million and $290.0 million for the first three months of 2006 and 2005, respectively.
      Recently Adopted Accounting Pronouncements — Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123(R), we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees and directors was measured as the excess of the quoted market price of common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options. As our restricted stock units do not require the recipients to pay for the stock, we have historically recognized compensation expense for the fair value at the date of grant over the vesting period. The fair value for the restricted stock unit grants is equal to the closing price of our stock on the date immediately prior to the date of grant.
      In order to enhance comparability among all periods presented, we elected to adopt SFAS No. 123(R) using the modified retrospective approach. Under this transition method, the results for prior periods reflect the recognition of the compensation expense and related income tax benefit historically disclosed in our financial statements.
      Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.
      The adoption of SFAS No. 123(R) reduced our basic and diluted earnings per share by $0.02 and $0.03 in the three month periods ended March 31, 2006 and 2005, respectively. For financial reporting purposes, share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported, and is classified as a corporate item for business segment reporting. See Note 6 for information regarding our share-based compensation programs.
      Effective January 1, 2006, we adopted SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4.” This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material, requiring that those items be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.
      Effective January 1, 2006, we adopted SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 eliminates the rule in APB No. 29 which excluded from fair value measurement exchanges of similar productive assets. Instead, SFAS No. 153 excludes from fair value measurement exchanges of nonmonetary assets that do not have commercial substance. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

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
      Prior to the Spin-off, we entered into certain agreements with TreeHouse to define our ongoing relationship. These arrangements include agreements that define our respective responsibilities for taxes, employee matters and all other liabilities and obligations related to the transferred businesses. Following the Spin-off, we have no ownership interest in TreeHouse. We transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In 2005, we transferred a portion of the related plan assets. Upon finalization of the computations, we will transfer the remaining plan assets related to such obligations.
      Our financial statements have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Net sales and income before taxes generated by discontinued operations were as follows:

Three Months
Ended
March 31, 2005(1)

(In thousands)
Net sales	$181,477
Income before taxes(2)	16,472

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Corporate interest expense of $1.4 million was allocated to our Marie’s dips and dressings and Dean’s dips discontinued operations based on the ratio of our investment in discontinued operations to total debt and equity.

3.	Inventories

	March 31,	December 31,
	2006	2005

	(In thousands)
Raw materials and supplies	$162,832	$167,615
Finished goods	206,598	212,594

Total	$369,430	$380,209

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Other	Total

	(In thousands)
Balance at December 31, 2005	$2,400,843	$522,097	$91,939	$3,014,879
Acquisitions	9,200	—	—	9,200
Currency changes and other	—	—	1,800	1,800

Balance at March 31, 2006	$2,410,043	$522,097	$93,739	$3,025,879

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$534,939	$(6,649)	$528,290	$534,482	$(6,649)	$527,833
Intangible assets with finite lives:
Customer-related	87,331	(23,097)	64,234	87,774	(21,552)	66,222

Total	$622,270	$(29,746)	$592,524	$622,256	$(28,201)	$594,055

      Amortization expense on intangible assets for the three months ended March 31, 2006 and 2005 was $1.9 million and $2.2 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$7.2 million
2007	7.2 million
2008	7.0 million
2009	6.9 million
2010	6.8 million

5.	Long-Term Debt

	March 31, 2006		December 31, 2005

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Senior credit facility	$2,323,800	5.63%	$2,258,600	5.16%
Subsidiary debt obligations:
Senior notes	569,325	6.625-8.15	568,493	6.625-8.15
Receivables-backed facility	513,100	5.01	548,400	4.60
Other lines of credit	48,247	3.32	40,913	3.00
Capital lease obligations and other	20,257		20,429

	3,474,729		3,436,835
Less current portion	(169,814)		(108,243)

Total	$3,304,915		$3,328,592

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At March 31, 2006, there were outstanding term loan borrowings of $1.5 billion under the senior credit facility and $823.8 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $124.7 million were issued but undrawn. At March 31, 2006, approximately $551.5 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.63% at March 31, 2006. However, we had interest rate swap agreements in place that hedged $1.625 billion of our borrowings under the senior credit facility at an average rate of 4.5%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
      Principal payments are required on the term loan as follows:

•	$56.3 million quarterly beginning on December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly beginning on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.
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
      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis we are in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.
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
      Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$250.1 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$190.8 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$128.4 million ($150 million face value), at 6.9% interest, maturing in 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.

      Receivables-Backed Facility — We entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of 2006, we made net payments of $35.3 million on this facility leaving an outstanding balance of $513.1 million at March 31, 2006. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 5.01% at March 31, 2006. Our ability to re-borrow under this facility is subject to a standard “borrowing base” formula. The receivables-backed facility was fully funded at March 31, 2006.
      Other Lines of Credit — Leche Celta, our Spanish subsidiary, has certain lines of credit separate from the senior credit facility described above. At March 31, 2006, $48.2 million was outstanding under these lines of credit at an average interest rate of 3.32%.
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
      The following table summarizes our various interest rate agreements in effect at both March 31, 2006 and December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
      These swaps are required to be recorded as an asset or liability on our Condensed Consolidated Balance Sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense.

      As of March 31, 2006 and December 31, 2005 our derivative asset and liability balances were:

	March 31,	December 31,
	2006	2005

	(In thousands)
Current derivative asset	$10,430	$5,877
Long-term derivative asset	17,203	10,028

Total derivative asset	$27,633	$15,905

Current derivative liability	$(907)	$(1,926)
Long-term derivative liability	—	(400)

Total derivative liability	$(907)	$(2,326)

      There was no hedge ineffectiveness for the three months ended March 31, 2006. Approximately $60,000 of interest income (net of taxes) was reclassified to interest expense from other comprehensive income during the three months ended March 31, 2006. We estimate that approximately $5.8 million of net derivative income (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will partially offset the higher interest payments recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counter parties to our interest rate swap agreements are major financial institutions.
      Guarantor Information — In December 2005, we filed an immediately effective shelf registration statement pursuant to which we registered debt securities that we may issue in the future. If or when the debt securities are issued, they will be unsecured obligations and will be fully and unconditionally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

      The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods (“Parent”), the subsidiaries that will enter into a guarantee of such debt, and separately the combined results of the subsidiaries that will not be a party to the guarantees. The non-guarantor subsidiaries reflect our foreign subsidiary operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Condensed Consolidating Balance Sheet as of March 31, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51	$22,060	$6,230	$—	$28,341
Receivables, net	3,330	66,449	758,029	—	827,808
Intercompany receivables	82,704	1,523,283	365,317	(1,971,304)	—
Other current assets	97,222	440,478	22,323	—	560,023

Total current assets	183,307	2,052,270	1,151,899	(1,971,304)	1,416,172
Property, plant and equipment, net	1,108	1,760,664	119,346	—	1,881,118
Goodwill	—	2,932,140	93,739	—	3,025,879
Identifiable intangible and other assets	60,939	595,301	35,749	—	691,989
Investment in subsidiaries	6,231,691	—	—	(6,231,691)	—

Total	$6,477,045	$7,340,375	$1,400,733	$(8,202,995)	$7,015,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$53,901	$743,926	$48,507	$—	$846,334
Income taxes payable	210,075	(220,428)	10,353	—	—
Intercompany notes	1,462,237	—	509,067	(1,971,304)	—
Current portion of long-term debt	112,500	2,308	55,006	—	169,814

Total current liabilities	1,838,713	525,806	622,933	(1,971,304)	1,016,148
Long-term debt	2,211,300	571,482	522,133	—	3,304,915
Other long-term liabilities	437,441	259,764	7,299	—	704,504
Total stockholders’ equity	1,989,591	5,983,323	248,368	(6,231,691)	1,989,591

Total	$6,477,045	$7,340,375	$1,400,733	$(8,202,995)	$7,015,158

	Condensed Consolidating Balance Sheet as of December 31, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$250	$18,677	$6,193	—	$25,120
Receivables, net	21	41,962	825,415	—	867,398
Intercompany receivables	295,970	1,558,674	363,584	(2,218,228)	—
Other current assets	106,685	451,377	26,388	—	584,450

Total current assets	402,926	2,070,690	1,221,580	(2,218,228)	1,476,968
Property, plant and equipment, net	612	1,761,208	112,666	—	1,874,486
Goodwill		2,922,941	91,938	—	3,014,879
Identifiable intangible and other assets	54,468	593,653	36,430	—	684,551
Investment in subsidiaries	6,091,757	—	—	(6,091,757)	—

Total	$6,549,763	$7,348,492	$1,462,614	$(8,309,985)	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,354	$870,336	$58,115	$—	$983,805
Income taxes payable	233,928	(199,519)	10,873	—	45,282
Intercompany notes	1,674,132	—	544,096	(2,218,228)	—
Current portion of long-term debt	56,250	4,465	47,528	—	108,243

Total current liabilities	2,019,664	675,282	660,612	(2,218,228)	1,137,330
Long-term debt	2,202,350	570,772	555,470	—	3,328,592
Other long-term liabilities	425,536	250,030	7,183	—	682,749
Total stockholders’ equity	1,902,213	5,852,408	239,349	(6,091,757)	1,902,213

Total	$6,549,763	$7,348,492	$1,462,614	$(8,309,985)	$7,050,884

	Condensed Consolidating Statements of Income for
	the Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,507,607	$84,361	$—	$2,591,968
Cost of sales	—	1,862,030	74,434	—	1,936,464

Gross profit	—	645,577	9,927	—	655,504
Selling and distribution	—	399,544	6,076	—	405,620
Other operating expense, net	1,577	105,820	5,444	—	112,841
Interest expense	30,568	18,683	964	—	50,215
Other (income) expense, net	(10)	(235)	318	—	73
Income from subsidiaries	(118,890)	—	—	118,890	—

Income (loss) from continuing operations before income taxes	86,755	121,765	(2,875)	(118,890)	86,755
Income taxes	33,963	47,176	(1,528)	(45,648)	33,963

Income (loss) from continuing operations	52,792	74,589	(1,347)	(73,242)	52,792
Income from discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$52,792	$74,589	$(1,347)	$(73,242)	$52,792

	Condensed Consolidating Statements of Income for
	the Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,473,398	$88,353	$—	$2,561,751
Cost of sales	—	1,871,484	76,971	—	1,948,455

Gross profit	—	601,914	11,382	—	613,296
Selling and distribution	—	378,773	6,003	—	384,776
Other operating expense, net	132	99,381	3,091	—	102,604
Interest expense	18,995	19,674	2,366	—	41,035
Other (income) expense, net	—	(75)	(35)	—	(110)
Income from subsidiaries	(104,118)	—	—	104,118	—

Income from continuing operations before income taxes	84,991	104,161	(43)	(104,118)	84,991
Income taxes	33,858	40,836	(42)	(40,794)	33,858

Income from continuing operations	51,133	63,325	(1)	(63,324)	51,133
Income from discontinued operations, net of tax	—	10,336	—	—	10,336

Net income (loss)	$51,133	$73,661	$(1)	$(63,324)	$61,469

	Condensed Consolidating Statements of Cash Flows
	for the Three Months Ended March 31, 2006

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$(25,826)	$(14,735)	$63,447	$22,886
Additions to property, plant and equipment	(439)	(53,337)	(6,724)	(60,500)
Cash outflows for acquisitions and investments	(9,760)	—	—	(9,760)
Proceeds from sale of fixed assets	—	1,836	2	1,838

Net cash used in investing activities	(10,199)	(51,501)	(6,722)	(68,422)
Proceeds from issuance of debt	65,198	—	8,588	73,786
Repayment of debt	—	(2,280)	(35,512)	(37,792)
Issuance of common stock, net of expenses	5,440	—	—	5,440
Tax savings on share-based compensation	22,680	—	—	22,680
Redemption of common stock	(15,357)	—	—	(15,357)

Net cash provided by (used in) financing activities	77,961	(2,280)	(26,924)	48,757
Net change in intercompany balances	(42,134)	71,898	(29,764)	—

Increase (decrease) in cash and cash equivalents	(198)	3,382	37	3,221
Cash and cash equivalents, beginning of period	250	18,677	6,193	25,120

Cash and cash equivalents, end of period	$52	$22,059	$6,230	$28,341

	Condensed Consolidating Statements of Cash Flows
	for the Three Months Ended March 31, 2005

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$35,727	$172,869	$(10,318)	$198,278
Additions to property, plant and equipment	(88)	(57,766)	(6,029)	(63,883)
Cash outflows for acquisitions and investments	(1,702)	—	—	(1,702)
Proceeds from sale of fixed assets	—	1,164	2,200	3,364
Other	—	(2,725)	—	(2,725)

Net cash used in investing activities	(1,790)	(59,327)	(3,829)	(64,946)
Proceeds from issuance of debt	—	—	30,627	30,627
Repayment of debt	(176,150)	(3,718)	(2,405)	(182,273)
Issuance of common stock, net of expenses	14,760	—	—	14,760
Tax savings on share-based compensation	5,245	—	—	5,245
Other	(31)	(46)	—	(77)

Net cash provided by (used in) financing activities	(156,176)	(3,764)	28,222	(131,718)
Net change in intercompany balances	122,538	(112,192)	(10,346)	—

Increase (decrease) in cash and cash equivalents	299	(2,414)	3,729	1,614
Cash and cash equivalents, beginning of period	174	24,326	2,907	27,407

Cash and cash equivalents, end of period	$473	$21,912	$6,636	$29,021

6.	Common Stock and Share-Based Compensation
      Under our share-based long-term incentive compensation plans, we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their compensation in the form of restricted stock in lieu of cash.
      Stock Options — Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted. Employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. All unvested options vest immediately upon a change of control. Each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock on June 30 of each year.
      We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Three-Months	Three-Months
	Ended	Ended
	March 31, 2006	March 31, 2005

Expected volatility	25%	25%
Expected dividend yield	0%	0%
Expected option term	4.5 years	4.5 years
Risk-free rate of return	4.28 to 4.76%	3.63 to 4.26%
      The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and expectation with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Historically, we have not paid dividends and have no current intent to change such practice.
      The following table summarizes stock option activity during the first quarter of 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2005	17,859,283	$18.87
Options granted during first quarter	2,416,305	37.72
Options canceled or forfeited during first quarter(1)	(519,048)	12.88
Options exercised during first quarter	(2,849,915)	14.41

Options outstanding at March 31, 2006	16,906,625	22.50	6.74	$276,067,575

Options exercisable at March 31, 2006	12,035,464	18.27	5.75	$247,485,355

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.
      The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and 2005 was $10.94 per share and $8.99 per share, respectively, and the total intrinsic value of options exercised during the same periods was $67.2 million and $14.1 million, respectively. The fair value of shares vested during the three months ended March 31, 2006 and 2005 were $21.9 million and $38.8 million, respectively.

      During the first quarter of 2006 and 2005, we recognized stock option expense of $5.0 million and $6.2 million, respectively, and an income tax benefit related to the stock option expense of $1.4 million and $1.5 million, respectively. During the first quarter of 2006, cash received from stock option exercises was $23.7 million and the total tax benefit for tax deductions to be realized for these option exercises was $30.2 million. In addition, we received 610,757 shares of common stock in lieu of cash for stock option exercises.
      At March 31, 2006, there was $38.4 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 1.3 years.
      Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant typically vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. All unvested stock units vest immediately upon a change of control. The following table summarizes stock unit activity during the first quarter of 2006:

	Employees	Directors	Total

Stock units outstanding at December 31, 2005	825,248	67,774	893,022
Stock units issued during first quarter	398,250	—	398,250
Shares issued during first quarter upon vesting of stock units	(115,360)	—	(115,360)
Stock units cancelled or forfeited during first quarter	(52,005)	—	(52,005)

Stock units outstanding at March 31, 2006	1,056,133	67,774	1,123,907

Weighted average grant date fair value	$31.26	$32.26	$31.31
      During the first quarter of 2006 and 2005, we recognized stock unit expense of $4.4 million and $2.3 million, respectively, and an income tax benefit related to the stock unit expense of $1.4 million and $0.9 million, respectively. Our expense for 2006 included $2.2 million related to the accelerated vesting of stock units granted in January 2004. The weighted-average grant date fair value of stock units granted during the three months ended March 31, 2006 and 2005 were $37.71 per share and $27.31 per share, respectively, At March 31, 2006, there was $29.4 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 3.7 years.
      Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the first quarter of 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2005	29,516	$35.27
Restricted shares granted during first quarter	7,457	38.83
Restricted shares vested during first quarter	(8,191)	35.36

Nonvested at March 31, 2006	28,782	$36.17

      Stock Repurchases — During the first quarter of 2006, we incurred approximately $15.4 million, including commissions and fees, to repurchase 400,000 shares of our common stock for an average price of $38.39 per share. The repurchases were funded using borrowings under our senior credit facility.

7.	Earnings Per Share
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

	Three Months Ended
	March 31

	2006	2005

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$52,792	$51,133
Denominator:
Average common shares	135,170,111	149,821,582

Basic EPS from continuing operations	$0.39	$0.34

Diluted EPS computation:
Numerator:
Income from continuing operations	$52,792	$51,133
Denominator:
Average common shares — basic	135,170,111	149,821,582
Stock option conversion	6,165,261	4,689,419
Stock units	1,074,617	1,151,979

Average common shares — diluted	142,409,989	155,662,980

Diluted EPS from continuing operations	$0.37	$0.33

8.	Comprehensive Income (Loss)
      Comprehensive income (loss) consists of net income plus all other changes in equity from non-owner sources. Consolidated comprehensive income was $65.2 million for the three months ended March 31, 2006. The amounts of income tax (expense) benefit allocated to each component of other comprehensive income during the three months ended March 31, 2006 are included below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount

	(In thousands)
Accumulated other comprehensive income (loss), December 31, 2005	$(49,547)	$23,614	$(25,933)
Cumulative translation adjustment arising during period	3,474	—	3,474
Net change in fair value of derivative instruments	13,853	(4,833)	9,020
Amounts reclassified to income statement related to derivatives	(98)	38	(60)

Accumulated other comprehensive income (loss), March 31, 2006	$(32,318)	$18,819	$(13,499)

9.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months
	Ended
	March 31

	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$689	$727
Interest cost	3,833	4,251
Expected return on plan assets	(3,843)	(3,925)
Amortizations:
Unrecognized transition obligation	28	27
Prior service cost	156	157
Unrecognized net loss	931	753
Effect of settlement	584	887

Net periodic benefit cost	$2,378	$2,877

      We expect to contribute $25.8 million to the pension plans during 2006.
      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended
	March 31

	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$301	$282
Interest cost	333	311
Amortizations:
Prior service cost	(18)	(52)
Unrecognized net loss	99	85

Net periodic benefit cost	$715	$626

      We expect to contribute $2.6 million to the postretirement health plans during 2006.

10.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $5.8 million and $6.4 million during the first three months of 2006 and 2005, respectively.
      The charges recorded during 2006 are primarily related to the closing of a Dairy Group plant in Union, New Jersey, the reorganization of WhiteWave Foods Company and the reorganization of our Leche Celta operations.
      We expect to incur additional charges related to these restructuring plans of approximately $6.1 million, including approximately $1.0 million in work force reduction costs and approximately $5.1 million in shutdown and other costs. Approximately $6.0 million of these additional charges are expected to be incurred by December 2006.

      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of the WhiteWave Foods Company supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2006 was approximately $13.2 million. We are marketing these properties for sale.
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
      Activity for the first three months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			March 31,
	2005	Charges	Payments	2006

	(In thousands)
Cash charges:
Workforce reduction costs	$8,302	$1,826	$(4,262)	$5,866
Shutdown costs	209	2,081	(2,118)	172
Lease obligations after shutdown	2,072	50	(508)	1,614
Settlement of contracts	724	45	(769)	—
Other	470	411	(586)	295

Subtotal	$11,777	4,413	$(8,243)	$7,947

Noncash charges:
Write-down of assets		1,424

Total charges		$5,837

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first three months of 2006 is summarized below:

	Accrued		Accrued
	Charges at		Charges at
	December 31,		March 31,
	2005	Payments	2006

	(In thousands)
Workforce reduction costs	$366	$(121)	$245
Shutdown and exit costs	40,479	(37,409)	3,070

Total	$40,845	$(37,530)	$3,315

11.	Commitments and Contingencies
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
      Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other suppliers or producers expire.
      Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2.0 million for casualty claims. We believe we have established adequate reserves to cover these claims.
      During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During the first quarter of 2006, we received approximately $3.1 million in settlement of a portion of our business interruption claim for the period of August 29, 2005 through December 31, 2005. The insurance proceeds are recorded within cost of sales. We will continue to submit additional business interruption claims during 2006 and we will recognize these amounts upon settlement of the claims.

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

12.	Business Segment and Geographic Information and Major Customers
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
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. Rachel’s Organic manufactures and distributes organic dairy products in the United Kingdom under the Rachel’s Organic and Divine Rice® brand names. A small percentage of our WhiteWave Foods Company’s products are sold through the Dairy Group’s distribution network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes.
      Our International Group, which does not qualify as a reportable segment, consists of Leche Celta. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal. Net sales, income and assets of the International Group are reflected in the charts below on the Corporate/ Other lines.
      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments. The expense related to share-based compensation is reflected entirely within the caption “Corporate/ Other”. Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2005 Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment operating income other than depreciation and amortization.

	Three Months Ended
	March 31

	2006	2005

	(In thousands)
Net sales to external customers:
Dairy Group	$2,202,067	$2,189,774
WhiteWave Foods Company	306,975	284,797
Corporate/ Other	82,926	87,180

Total	$2,591,968	$2,561,751

Intersegment sales:
Dairy Group	$3,423	$20,299
WhiteWave Foods Company	23,122	13,698

Total	$26,545	$33,997

Operating income:
Dairy Group	$152,748	$148,606
WhiteWave Foods Company	26,097	12,925
Corporate/ Other	(35,965)	(29,225)

Segment operating income	142,880	132,306
Facility closing and reorganization costs	(5,837)	(6,390)

Total	$137,043	$125,916

	March 31,	December 31,
	2006	2005

	(In thousands)
Assets:
Dairy Group	$5,151,862	$5,197,093
WhiteWave Foods Company	1,317,946	1,308,388
Corporate/ Other	545,350	545,403

Total	$7,015,158	$7,050,884

Geographic Information —

	Net Sales

	Three Months Ended		Long-Lived Assets
	March 31
			March 31,	December 31,
	2006	2005	2006	2005

	(In thousands)
United States	$2,488,029	$2,458,637	$5,356,956	$5,338,431
Europe	103,939	103,114	242,030	235,485

Total	$2,591,968	$2,561,751	$5,598,986	$5,573,916

      Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their net sales in the first quarter of 2006. Approximately 17.2% of our consolidated net sales in the first quarter of 2006 were to this same customer. In addition, our International Group had two customers that represented greater than 10% of their net sales in the first quarter of 2006. Each of these customers represented less than 1% of our consolidated net sales during the first quarter of 2006.

13.	Subsequent Events
      Stock Repurchase — On May 3, 2006, our Board authorized a $300 million increase in our stock repurchase program. Between April 1 and May 5, 2006, we spent approximately $13.6 million to repurchase 370,000 shares of our common stock at an average price of $36.71 per share, excluding commissions and fees. At May 5, 2006, approximately $289.6 million remained available under our stock repurchase authorization.

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
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 85% of our consolidated sales in the three months ended March 31, 2006. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system, and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      WhiteWave Foods — WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy and other products; International Delight coffee creamers; LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products; White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.
      International Group — Our International Group, which consists of Leche Celta, does not qualify as a reportable segment. Leche Celta manufactures, markets and sells private label and branded milk, butter and cream through its internal sales force to retailers and distributors across Spain and Portugal.
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
Management Changes
      On April 27, 2006, we announced Jack F. Callahan Jr. as the Executive Vice President and Chief Financial Officer. He began his employment in May 2006. Previously, Mr. Callahan served as Senior Vice President of Corporate Strategy and Development at PepsiCo, where he oversaw all corporate strategy and merger and acquisition activity.
Facility Closing and Reorganization Activities
      We recorded a total of approximately $5.8 million in facility closing and reorganization costs during the first three months of 2006 related to previously announced plans. We expect to incur additional charges related to these restructuring plans of approximately $6.1 million, primarily in 2006. These charges include the following costs:

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
      See Note 10 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,592.0	100.0%	$2,561.8	100.0%
Cost of sales	1,936.5	74.7	1,948.5	76.1

Gross profit	655.5	25.3	613.3	23.9
Operating costs and expenses:
Selling and distribution	405.6	15.6	384.8	15.0
General and administrative	105.6	4.1	94.5	3.7
Amortization of intangibles	1.5	0.1	1.7	0.1
Facility closing and reorganization costs	5.8	0.2	6.4	0.2

Total operating costs and expenses	518.5	20.0	487.4	19.0

Total operating income	$137.0	5.3%	$125.9	4.9%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005 — Consolidated Results
      Net Sales — Consolidated net sales increased approximately 1% to $2.59 billion during the first quarter of 2006 from $2.56 billion during the first quarter of 2005. Net sales by segment are shown in the table below.

	Quarter Ended March 31

			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$2,202.1	$2,189.8	$12.3	0.6%
WhiteWave Foods Company	307.0	284.8	22.2	7.8
Corporate/ Other	82.9	87.2	(4.3)	(4.9)

Total	$2,592.0	$2,561.8	$30.2	1.2%

      The change in net sales was due to the following:

	Quarter Ended March 31, 2006 vs.
	Quarter Ended March 31, 2005

	Pricing, Volume
	and Product	Foreign	Total
	Mix Changes	Exchange	Increase

	(Dollars in millions)
Dairy Group	$12.3	$—	$12.3
WhiteWave Foods Company	23.8	(1.6)	22.2
Corporate/ Other	3.3	(7.6)	(4.3)

Total	$39.4	$(9.2)	$30.2

      Net sales increased approximately $30.2 million during the first quarter of 2006 compared to the same period in the prior year primarily due to increased volumes in our Dairy Group segment and higher pricing in our WhiteWave Foods Company segment. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales ratio decreased to 74.7% in the first quarter of 2006 compared to 76.1% in the first quarter of 2005 primarily due to lower raw milk costs in our Dairy Group segment and the continued impact of supply chain efficiencies and product rationalization at WhiteWave Foods Company.
      Operating Costs and Expenses — Our operating expenses increased approximately $31.1 million during the first quarter of 2006 as compared to the same period in the prior year. Our operating expense ratio was 20.0% in the first quarter of 2006 compared to 19.0% during the first quarter of 2005. Operating expenses increased primarily due to (1) an increase in distribution costs of $19.0 million due primarily to increased volumes and higher fuel costs; (2) corporate expenses that were approximately $8 million higher primarily related to higher healthcare costs and increased employee compensation costs including $2.0 million for the accelerated vesting of certain stock units; and (3) higher marketing and general and administrative expenses at WhiteWave Foods Company.
      Operating Income — Operating income during the first quarter of 2006 was $137.0 million, an increase of $11.1 million from the first quarter of 2005 operating income of $125.9 million. Our operating margin in the first quarter of 2006 was 5.3% compared to 4.9% in the first quarter of 2005. Our operating margin increased primarily as a result of the effect of increased sales and lower raw milk costs. See “— Results by Segment” for more information.
      Other (Income) Expense — Total other expense increased to $50.3 million in the first quarter of 2006 compared to $40.9 million in the first quarter of 2005. Interest expense increased to $50.2 million in the first quarter of 2006 from $41.0 million in the first quarter of 2005 due to rising interest rates and higher average debt balances.
      Income Taxes — Income tax expense was recorded at an effective rate of 39.15% in the first quarter of 2006 compared to 39.84% in the prior year, primarily as a result of the mix of business and the impact of FAS 123(R). The tax benefit related to certain stock options exercised in the first quarter of 2006 exceeded the benefit in 2005. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended March 31

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,202.1	100.0%	$2,189.8	100.0%
Cost of sales	1,665.0	75.6	1,678.2	76.6

Gross profit	537.1	24.4	511.6	23.4
Operating costs and expenses	384.4	17.5	363.0	16.6

Total segment operating income	$152.7	6.9%	$148.6	6.8%

      The Dairy Group’s net sales increased by approximately $12.3 million, or 0.6%, in the first quarter of 2006 versus the first quarter of 2005. The change in net sales from the first quarter of 2005 to the first quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$2,189.8
Volume	74.3	3.4%
Pricing and product mix	(62.0)	(2.8)

2006 Net sales	$2,202.1	0.6%

      The most significant cause of the increase in the Dairy Group’s net sales was increased volumes. Volumes sales of fresh milk increased 3.4% during the first three months of 2006 compared to the prior year.
      These volume increases were partly offset by lower prices. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 9% lower in the first quarter of 2006 compared to the first quarter of 2005. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2006 compared to the first quarter of 2005:

	Quarter Ended March 31*

	2006		2005		% Change

Class I raw skim milk mover(3)	$8.29	(1)	$9.09	(1)	(9)%
Class I butterfat mover(3)	1.45	(2)	1.86	(2)	(22)
Class II raw skim milk minimum(4)	8.02	(1)	7.34	(1)	9
Class II butterfat minimum(4)	1.37	(2)	1.75	(2)	(22)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2005, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      Cost of sales decreased by approximately $13.2 million to $1.67 billion in the first quarter of 2006 compared to $1.68 billion in the first quarter of 2005. The Dairy Group’s cost of sales ratio decreased to 75.6% in the first quarter of 2006 compared to 76.6% in the first quarter of 2005. Cost of sales decreased primarily due to the decrease in raw milk costs compared to the prior year. The decrease in raw milk costs was partly offset by increased natural gas and electricity costs of approximately $6 million and higher resin costs of approximately $4 million. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expense ratio increased to 17.5% in the first quarter of 2006 from 16.6% in the first quarter of 2005. Operating expense dollars increased approximately $21.4 million during the first quarter of 2006 compared to the first quarter of 2005, primarily due to an increase in distribution costs. Total distribution costs increased $19.1 million as a result of increased deliveries in our DSD system due to the addition of certain customers, higher fuel prices and the acquisition of a small distributor in the first quarter of 2006.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are net sales dollars, gross profit and operating income.

	Quarter Ended March 31

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$307.0	100.0%	$284.8	100.0%
Cost of sales	197.8	64.4	193.8	68.1

Gross profit	109.2	35.6	91.0	31.9
Operating costs and expenses	83.1	27.1	78.1	27.4

Total segment operating income	$26.1	8.5%	$12.9	4.5%

      WhiteWave Foods Company’s net sales increased by $22.2 million, or 7.8%, in the first quarter of 2006 versus the first quarter of 2005. The change in net sales from the first quarter of 2005 to the first quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$284.8
Volume	1.6	0.6%
Currency translation	(1.6)	(0.6)
Pricing and product mix	22.2	7.8

2006 Net sales	$307.0	7.8%

      The increase in sales was driven by increased pricing primarily related to higher pricing on Horizon Organic products.
      Volume sales for WhiteWave Foods Company increased 0.6% in the first quarter of 2006 compared to the same period in the prior year. The year over year volume increase was significantly impacted by the elimination of certain product offerings in the prior year. We experienced strong growth in our key brands, particularly Horizon, International Delight, and Silk. Excluding the impact of the elimination of the product offerings in 2005, sales volumes grew approximately 6% in the first quarter of 2006.
      The cost of sales ratio for WhiteWave Foods Company decreased to 64.4% in the first quarter of 2006 from 68.1% in the first quarter of 2005 primarily due to the relatively smaller increase in cost of goods sold dollars compared to the increase in sales dollars. Cost of goods sold dollars increased $4.0 million primarily due to higher organic raw milk and sugar costs. These increases were partly offset by our supply chain initiatives and product rationalization, which has resulted in increased efficiencies.
      Operating expenses increased approximately $5.0 million in the first quarter of 2006 compared to the same period in the prior year primarily due to higher marketing costs and general and administrative expenses.

Liquidity and Capital Resources

Historical Cash Flow
      During the first quarter of 2006, we met our working capital needs with cash flow from operations.
      Net cash provided by operating activities from continuing operations was $22.9 million for the first quarter of 2006 compared to $167.2 million for the same period in 2005, a decrease of $144.3 million. Net cash provided by operating activities from continuing operations was primarily impacted by changes in operating assets and liabilities, which declined by $178.2 million in the first quarter of 2006 compared to the first quarter of the prior year. This decline primarily relates to changes in working capital balances, payment of annual employee bonuses, a payment made in settlement of contractual obligations under a co-pack arrangement entered into prior to our acquisition of an entity, and changes in estimated tax payments due in the first and second quarter of 2006.
      Net cash used in investing activities from continuing operations was $68.4 million in the first quarter of 2006 compared to $62.2 million in the first quarter of 2005, an increase of $6.2 million. We used approximately $9.8 million for acquisitions in the first quarter of 2006 compared to $1.7 million in the first quarter of 2005.
      We borrowed a net amount of $36.0 million of debt in the first quarter of 2006.

Current Debt Obligations
      At March 31, 2006, we had outstanding borrowings of $2.32 billion under our senior credit facility (compared to $2.26 billion at December 31, 2005), including $1.5 billion in term loan borrowings, and $823.8 million outstanding under the revolving credit facility. In addition, at March 31, 2006, there were $124.7 million of letters of credit under the revolver that were issued but undrawn. We are currently, and have always been, in compliance with all covenants contained in our credit agreement.
      In addition to our senior credit facility, we also have a $600 million receivables-backed facility, which had $513.1 million outstanding at March 31, 2006 (compared to $548.4 million at December 31, 2005).
      Other indebtedness outstanding at March 31, 2006 included $600 million face value of senior notes issued by a subsidiary, $48.2 million under lines of credit at our Spanish subsidiary and approximately $20.3 million face value of capital lease and other obligations.
      See Note 5 to our Condensed Consolidated Financial Statements.
      The table below summarizes our obligations for indebtedness, purchase and lease obligations at March 31, 2006.

	Payments Due by Period

Indebtedness, Purchase &		4/1/06-	4/1/07-	4/1/08-	4/1/09-	4/1/10-
Lease Obligations	Total	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11	Thereafter

	(In millions)
Senior credit facility	$2,323.8	$112.5	$225.0	$637.5	$1,348.8	$—	$—
Senior notes(1)	600.0	—	250.0	—	200.0	—	150.0
Receivables-backed facility	513.1	—	—	513.1	—	—	—
Foreign line of credit	48.2	47.7	0.5	—	—	—	—
Capital lease obligations and other	20.3	9.6	4.2	2.8	2.3	0.8	0.6
Purchasing obligations(2)	575.9	307.4	105.0	44.6	23.0	13.2	82.7
Operating leases	464.4	98.2	85.8	75.7	62.9	50.6	91.2
Interest payments(3)	630.6	197.3	174.8	139.7	40.3	10.3	68.2

Total	$5,176.3	$772.7	$845.3	$1,413.4	$1,677.3	$74.9	$392.7

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the rates and balances in effect at March 31, 2006. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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
      We expect to contribute approximately $25.8 million to the pension plans and approximately $2.6 million to the postretirement health plans in 2006.
Other Commitments and Contingencies
      On December 21, 2001, in connection with our acquisition of Legacy Dean, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred.
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
      See Note 11 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

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

      In 2006, we expect cash interest to be approximately $195 million to $205 million based on current debt levels and cash taxes to be approximately $95 million to $100 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of May 5, 2006, approximately $661.7 million was available for future borrowings under our senior credit facility.
Known Trends and Uncertainties
Prices of Raw Milk and Other Inputs
      Dairy Group — The primary raw material used in our Dairy Group is raw milk (which contains both raw skim milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices.
      Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).
      Another significant raw material used by our Dairy Group is resin, which is used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. Resin is a petroleum-based product and the price of resin generally has increased recently due to increases in crude oil prices. Our Dairy Group purchases approximately 3.4 million gallons of diesel fuel per month to operate our extensive direct store delivery system. In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the time of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

      During the first quarter of 2006, Class I raw skim milk and butterfat prices declined. We expect raw skim milk and butterfat prices to continue to decline into the second quarter of 2006. However, these prices are difficult to predict and we change our forecasts frequently based on current market activity.
      Due to the disruption in production caused by Hurricanes Katrina and Rita, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. We are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to remain high throughout the remainder of 2006.
      WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2006. Generally, these agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we could be required to pay could be significantly higher.
      Significant raw materials used in our products include organic raw milk and sugar. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. The industry-wide demand for organic raw milk has exceeded supply, resulting in our inability to fully meet customer demand. As a result, at times we are forced to limit quantities we ship to our customers. We expect to continue to limit quantities available to customers of organic milk through the majority of 2006. Also, as our contracts with farmers expire, we may have to renew at higher prices as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic milk costs. We also have experienced an increase in sugar costs during the first quarter of 2006 and expect these costs to continue to rise during the remainder of the year.
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
      Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations, we may lose certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.
      Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level. We expect this trend to continue for the foreseeable future.

Tax Rate
      Our tax rate for the quarter was 39.15% down from 39.84% recorded in the first quarter of 2005, primarily as a result of the mix of business and the impact of FAS 123(R). The tax benefit related to certain stock options exercised in the first quarter of 2006 exceeded the benefit in 2005. Because of the impact of adoption of FAS 123(R), the acceleration of stock units, and the anticipated mix of business we expect our effective tax rate for the full year 2006 to be between 38.5% and 39.0%.
      See “Part II — Item 1A — Risk Factors” for a description of various other risks and uncertainties concerning our business.

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
      The following table summarizes our various interest rate swap agreements at both March 31, 2006 and December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. We recorded $60,000 of interest income, net of taxes, during 2006 as a result of interest rates on our variable rate debt rising above the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counter parties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2006, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of March 31, 2006, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
Butterfat
      Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Any such butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month or shortly thereafter. The Class II butterfat price can generally be tied to pricing of AA butter traded on the CME. The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

Item 4.	Controls and Procedures
Controls Evaluation and Related Certifications
      We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO).
      Attached as exhibits to this quarterly report are certifications of the CEO and the CAO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
      Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.
Limitations on the Effectiveness of Controls
      We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CAO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We are building a vertically integrated branded business with a focused product portfolio, efficient manufacturing processes and an optimal distribution system. During 2005, we appointed a new President of WhiteWave Foods, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and the supply chain integration is in process. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we will continue to focus on streamlining our product portfolio, focusing on the most profitable opportunities, and on continuing to optimize our supply chain. We are currently in the initial stages of implementing the SAP platform across WhiteWave Foods Company, which we expect will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
Reorganization of our Dairy Group Segment Could Temporarily Adversely Affect the Performance of the Segment
      During the first quarter of 2006, we started the process of realigning our Dairy Group segment in order to further streamline our organization, improve efficiency within our operations and better meet the needs of our customers. Effective January 1, 2006, we transitioned from five operating regions to three operating regions. We are currently focused on reorganizing our purchasing and other administrative functions to better leverage our scale, which we expect will enable us to more effectively and efficiently manage our business processes. Furthermore, we are in the process of consolidating our information technology systems, including the implementation of standard accounting and distribution software packages. Our failure to successfully manage this process could cause us to incur unexpected costs, which could have a material adverse effect on our financial results.

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
Changes in Raw Material and Other Input Costs Can Adversely Affect Us
      Raw skim milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soy beans and sugar are significant inputs utilized by WhiteWave Foods Company. The prices of these materials increase and decrease based on supply and demand, and, in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw material costs, we do expect raw material prices to increase throughout 2006.
      Because our Dairy Group delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave Foods business is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. The Dairy Group utilizes a significant amount of resin, which is the primary component used in our plastic bottles. Due to the disruption in production caused by Hurricanes Katrina and Rita, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      In May 2006, we granted Jack F. Callahan 39,500 restricted stock units in connection with his employment and we granted 34,500 restricted stock units to four newly hired non executive officers. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

      The following table summarizes the repurchase of our common stock during 2006:

Maximum
Number (or
			At End of Period,	Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet be
	Total Number of	Average	of Publicly	Purchased Under
	Shares (or Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share(1)	or Programs	Programs(2)

January 2006	—	$—	—	$—
February 2006	400,000	38.37	70,382,766	3.2 million
March 2006	—	—	—	—

Total	400,000	$38.37	70,382,766	$3.2 million

(1)	Excludes fees and commissions paid on stock repurchases.

(2)	Amount represents maximum amount authorized for share repurchases. The amount can be increased by actions of our Board of Directors. On May 3, 2006, our Board authorized a $300.0 million increase in our stock repurchase program.

Item 5.	Other Information
      On April 27, 2006, we announced that Jack F. Callahan would join Dean Foods as Executive Vice President and Chief Financial Officer. Mr. Callahan was previously the Senior Vice President of Corporate Strategy and Development at PepsiCo, Inc. He began his tenure in early May and will report directly to Gregg Engles, our Chairman of the Board and Chief Executive Officer.
      We entered into an agreement with Mr. Callahan pursuant to which we will pay him a pro-rated 2006 salary of $460,000, subject to annual increases beginning in 2007 at the discretion of the Compensation Committee of our Board of Directors. He will receive a one-time signing bonus of $100,000. Pursuant to our Executive Incentive Compensation Plan, a copy of which was filed as Exhibit 10.6 to our 2005 Annual Report on Form 10-K, he will be eligible to earn an annual bonus with a target amount equal to 70% of his base annual salary, subject to the achievement of certain earnings per share targets and individual performance goals. His 2006 bonus will be pro-rated based on the period of time he is employed at Dean Foods. Pursuant to the Executive Incentive Compensation Plan, he will be eligible to earn up to 200% of his target bonus if the earnings per share targets are exceeded.
      Shortly after the beginning of his tenure he will be granted options to purchase approximately 110,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the date preceding the grant. The options will vest in equal installments over a period of three years, beginning on the first anniversary of the date of grant, and will expire on the tenth anniversary of the date of grant. In addition, Mr. Callahan will be granted approximately 17,000 restricted stock units which will vest in equal installments over a period of five years, beginning on the first anniversary of the date of grant, or earlier if certain share performance targets are met, as well as approximately 22,500 restricted stock which will vest in equal installments over a period of three years, beginning on the first anniversary of the date of grant. The options and restricted shares will be granted without shareholder approval as an “inducement grant,” as such term is defined by the New York Stock Exchange. He will be eligible for certain other benefits provided to other executives at his level, such as participation in our Deferred Compensation Plan, medical insurance plans, 401(K) plan and Employee Stock Purchase Plan. He will receive certain relocation benefits related to his move to Dallas and COBRA reimbursement until he becomes eligible to participate in our health plans.

      The agreement with Mr. Callahan also provides for certain severance benefits. Specifically, in the event that his employment is terminated for any reason (other than by us “for cause” or by him without “good reason” as such terms are defined in the agreement), he will be entitled to receive cash in an amount equal to two times the sum of his base annual salary plus his target bonus for the year of termination.
      We intend to enter into a Change in Control Agreement with Mr. Callahan, in substantially the form that we filed as Exhibit 10.24 to our 2005 Annual Report on Form 10-K. Pursuant to that agreement, we will agree to provide Mr. Callahan with certain benefits if, in connection with or within two years after a change in control of Dean Foods Company, he is terminated by us without “cause” or he resigns for “good reason” as such terms are defined in the agreement. Such benefits would include a lump sum of cash equal to three times his base annual salary plus his target bonus for the year of termination. He also would be entitled to a pro-rated bonus for the portion of the year served prior to his termination, plus the unvested balance of his 401(K) account, plus three times the amount of the most recent company match into his 401(K) account. He would be entitled to a gross-up for any applicable excise taxes. We also would continue his health insurance benefits for two years after his termination and provide him certain outplacement services. In addition, Mr. Callahan would have the right, at any time during the 13th month after a change in control, to voluntarily terminate his employment for any reason and receive the same benefits as if he had been terminated by the Company during the two years after a change in control as described above. All of his unvested stock options and restricted shares, if any, would automatically vest upon a change in control.
      We also intend to enter into a Proprietary Information, Inventions and Non-Compete Agreement with Mr. Callahan pursuant to which Mr. Callahan will acknowledge that Dean Foods owns all intellectual property related to its business. Mr. Callahan also will agree not to disclose any of our confidential information or compete with Dean Foods at any time during his employment and for a period of two years following termination of his employment.

Item 6.	Exhibits

(a)	Exhibits

10.1	Employment Agreement between the Company and Jack F. Callahan dated April 27, 2006
10.2	Amendment No. 3 to Amended and Restated Credit Agreement
12	Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 2006 and 2005
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
May 10, 2006