Form 10-Q
period 2006-06-30
DEAN FOODS CO/
filed 2006-08-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
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
      As of August 4, 2006, the number of shares outstanding of each class of common stock was: 133,478,082
Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,378	$24,456
Receivables, net	699,612	818,431
Inventories	358,243	355,004
Deferred income taxes	111,611	137,776
Prepaid expenses and other current assets	84,722	65,526

Total current assets	1,284,566	1,401,193
Property, plant and equipment, net	1,780,350	1,776,801
Goodwill	2,932,454	2,922,940
Identifiable intangible and other assets	668,270	648,223
Assets of discontinued operations	266,527	301,727

Total	$6,932,167	$7,050,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$777,722	$926,067
Income taxes payable	9,370	34,541
Current portion of long-term debt	182,150	65,326

Total current liabilities	969,242	1,025,934
Long-term debt	3,194,039	3,321,522
Deferred income taxes	486,337	449,707
Other long-term liabilities	229,302	225,479
Liabilities of discontinued operations	124,530	126,029
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 133,173,139 and 134,209,190 shares issued and outstanding, with a par value of $0.01 per share	1,332	1,342
Additional paid-in capital	841,480	922,791
Retained earnings	1,085,673	1,004,013
Accumulated other comprehensive income (loss)	232	(25,933)

Total stockholders’ equity	1,928,717	1,902,213

Total	$6,932,167	$7,050,884

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(unaudited)
Net sales	$2,477,884	$2,515,130	$4,986,925	$4,989,701
Cost of sales	1,794,555	1,867,895	3,652,628	3,731,243

Gross profit	683,329	647,235	1,334,297	1,258,458
Operating costs and expenses:
Selling and distribution	408,843	386,383	813,610	774,313
General and administrative	98,739	97,200	201,020	188,940
Amortization of intangibles	1,508	1,482	2,929	3,151
Facility closing and reorganization costs	2,950	2,437	7,352	8,828

Total operating costs and expenses	512,040	487,502	1,024,911	975,232

Operating income	171,289	159,733	309,386	283,226
Other (income) expense:
Interest expense	48,768	38,625	96,304	77,844
Other (income) expense, net	(86)	(205)	14	(282)

Total other expense	48,682	38,420	96,318	77,562

Income from continuing operations before income taxes	122,607	121,313	213,068	205,664
Income taxes	47,812	47,287	83,579	80,946

Income from continuing operations	74,795	74,026	129,489	124,718
Income (loss) from discontinued operations, net of tax	(45,927)	7,600	(47,829)	18,377

Net income	$28,868	$81,626	$81,660	$143,095

Average common shares:
Basic	135,037,233	150,833,996	135,103,306	150,330,585
Diluted	140,433,760	157,219,798	141,104,654	156,442,366
Basic earnings per common share:
Income from continuing operations	$0.55	$0.49	$0.96	$0.83
Income (loss) from discontinued operations	(0.34)	0.05	(0.36)	0.12

Net income	$0.21	$0.54	$0.60	$0.95

Diluted earnings per common share:
Income from continuing operations	$0.53	$0.47	$0.92	$0.80
Income (loss) from discontinued operations	(0.32)	0.05	(0.34)	0.11

Net income	$0.21	$0.52	$0.58	$0.91

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

	(unaudited)
Balance, December 31, 2005	134,209,190	$1,342	$922,791	$1,004,013	$(25,933)	$1,902,213
Issuance of common stock	2,701,149	27	34,069	—	—	34,096
Share-based compensation expense	—	—	20,262	—	—	20,262
Purchase and retirement of treasury stock	(3,737,200)	(37)	(135,642)	—	—	(135,679)
Net income	—	—	—	81,660	—	81,660
Other comprehensive income (Note 8):
Change in fair value of derivative instruments	—	—	—	—	16,834	16,834
Amounts reclassified to income statement related to hedging activities	—	—	—	—	(1,867)	(1,867)
Cumulative translation adjustment	—	—	—	—	11,198	11,198

Balance, June 30, 2006	133,173,139	$1,332	$841,480	$1,085,673	$232	$1,928,717

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30

	2006	2005

	(unaudited)
Cash flows from operating activities:
Net income	$81,660	$143,095
Loss (income) from discontinued operations	47,829	(18,377)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,875	105,719
Share-based compensation expense	20,262	21,214
Loss on disposition of assets	962	585
Write-down of impaired assets	1,888	697
Deferred income taxes	55,145	20,071
Other	676	(2,143)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	121,981	42,497
Inventories	(3,513)	(6,542)
Prepaid expenses and other assets	(6,870)	23,965
Accounts payable and accrued expenses	(142,302)	6,961
Income taxes payable	(25,021)	(4,782)

Net cash provided by continuing operations	264,572	332,960
Net cash provided by (used in) discontinued operations	(1,693)	28,452

Net cash provided by operating activities	262,879	361,412
Cash flows from investing activities:
Additions to property, plant and equipment	(113,569)	(130,596)
Cash outflows for acquisitions and investments	(10,960)	(1,296)
Proceeds from sale of fixed assets	3,404	5,281

Net cash used in continuing operations	(121,125)	(126,611)
Net cash used in discontinued operations	(9,505)	(21,709)

Net cash used in investing activities	(130,630)	(148,320)
Cash flows from financing activities:
Proceeds from issuance of debt	498,020	1,400
Repayment of debt	(524,058)	(288,281)
Payment of deferred financing costs	(6,561)	(3,281)
Issuance of common stock	10,052	38,873
Tax savings on share-based compensation	24,044	12,697
Redemption of common stock	(135,679)	—

Net cash used in continuing operations	(134,182)	(238,592)
Net cash provided by discontinued operations	7,855	29,167

Net cash used in financing activities	(126,327)	(209,425)

Increase in cash and cash equivalents	5,922	3,667
Cash and cash equivalents, beginning of period	24,456	25,357

Cash and cash equivalents, end of period	$30,378	$29,024

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 10, 2006).
      Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. During the six months ended June 30, 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in our distribution process to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $9.7 million and $18.8 million for the three and six months ended June 30, 2005, respectively. The reclassification had no impact on net income.
      During the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that the sale of such operations will be completed within one year. Our Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2006 and 2005 have been reclassified to give effect to the Iberian operations as discontinued operations.
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses, previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. Our Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2005 have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $315.9 million and $295.5 million in the second quarter of 2006 and 2005, respectively, and $624.8 million and $589.4 million during the first six months of 2006 and 2005, respectively.
      Recently Adopted Accounting Pronouncements — Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123(R), we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees and directors was measured as the excess of the quoted market price of common stock at the grant date over the amount the recipient must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options. As our restricted stock units do not require the recipients to pay for the stock, we have historically recognized compensation expense for the fair value at the date of grant over the vesting period. The fair value for the restricted stock unit grants is equal to the closing price of our stock on the date immediately prior to the date of grant.
      Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.
      In order to enhance comparability among all periods presented, we elected to adopt SFAS No. 123(R) using the modified retrospective approach. Under this transition method, the results for prior periods reflect the recognition of the compensation expense and related income tax benefit historically disclosed in our financial statements. As a result of adopting SFAS No. 123(R), our income before taxes, net income, basic earnings per share and diluted earnings per share were lower than if we had continued to account for share-based compensation under APB Opinion No. 25 as follows:

	Three Months		Six Months Ended
	Ended June 30		June 30

	2006	2005	2006	2005

	(In thousands, except share data)
Decrease in:
Income before taxes	$6,023	$6,729	$11,047	$12,904
Net income	4,033	5,022	6,703	9,750

Basic EPS	$0.03	$0.03	$0.05	$0.06
Diluted EPS	0.03	0.03	0.05	0.06
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
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” in June 2006. This interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements. This interpretation will become effective for us in the first quarter of 2007.

2.	Discontinued Operations
      Iberian Operations — During the second quarter of 2006, we committed to a plan to sell our Iberian operations. These operations manufacture, market and sell private label and branded milk in Spain and Portugal. The decision to sell such operations is part of our strategy to focus on our core dairy and branded businesses. As a result, we have revised all reportable periods to reclassify these operations as discontinued.
      As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, as we now believe it is more likely than not that the Iberian operations will be sold, we performed an interim test for goodwill impairment as of June 30, 2006 and concluded that the carrying value of the goodwill may not be recoverable. Accordingly, we recognized an estimated non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million representing our best estimate as of June 30, 2006 of the goodwill impairment required based on our expected proceeds upon sale of the Iberian operations.
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
      Prior to the Spin-off, we entered into certain agreements with TreeHouse to define our ongoing relationship. These arrangements include agreements that define our respective responsibilities for taxes, employee matters and all other liabilities and obligations related to the transferred businesses. Following the Spin-off, we have no ownership interest in TreeHouse. We transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In 2005, we transferred a portion of the related plan assets. In 2006, we transferred the remaining plan assets related to such obligations.

      Our financial statements have been reclassified to give effect to the businesses transferred to TreeHouse and the Iberian operations, Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Net sales and income before taxes generated by discontinued operations were as follows:

	Three Months		Six Months Ended
	Ended June 30(1)		June 30(1)

	2006	2005	2006	2005

	(In thousands)
Net sales	$80,276	$291,734	$163,202	$560,391
Income (loss) before taxes(2)	(54,696)	15,437	(58,402)	32,549

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Interest expense of $1.7 million and $3.4 million in the three and six month periods ended June 30, 2006, respectively, was allocated to our Iberian discontinued operations based on the net assets of our discontinued operations relative to our total net assets. Interest expense of $2.8 million and $5.4 million in the three and six month periods ended June 30, 2005, respectively, was allocated to our Iberian operations and Marie’s dips and dressings and Dean’s dips discontinued operations based on the net assets of our discontinued operations relative to our total net assets.
      Major classes of assets and liabilities of our Iberian operations included in Assets and Liabilities of Discontinued Operations were as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Current assets	$75,895	$75,774
Non-current assets	190,632	225,953
Current liabilities(1)	114,967	111,397
Non-current liabilities(1)	9,563	14,632

(1)	Liabilities at June 30, 2006 and December 31, 2005 include $61.0 million and $50.0 million, respectively, of long-term debt obligations including current portion.

3.	Inventories

	June 30,	December 31,
	2006	2005

	(In thousands)
Raw materials and supplies	$156,758	$151,442
Finished goods	201,485	203,562

Total	$358,243	$355,004

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total

	(In thousands)
Balance at December 31, 2005	$2,400,843	$522,097	$2,922,940
Acquisitions	9,727	—	9,727
Purchase accounting adjustments	(114)	(99)	(213)

Balance at June 30, 2006	$2,410,456	$521,998	$2,932,454

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2006 and December 31, 2005 are as follows:

	June 30, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$511,791	$(5,877)	$505,914	$511,662	$(5,877)	$505,785
Intangible assets with finite lives:
Customer-related	87,575	(24,589)	62,986	86,525	(21,358)	65,167

Total	$599,366	$(30,466)	$568,900	$598,187	$(27,235)	$570,952

      Amortization expense on intangible assets for both the three months ended June 30, 2006 and 2005 was $1.8 million. Amortization expense on intangible assets for the six months ended June 30, 2006 and 2005 was $3.7 million and $3.6 million, respectively.
      Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2006	$7.4 million
2007	7.3 million
2008	7.1 million
2009	6.9 million
2010	6.7 million

5.	Long-Term Debt

	June 30, 2006		December 31, 2005

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Dean Foods debt obligations:
Senior credit facility	$1,799,300	6.16%	$2,258,600	5.16%
Senior notes	498,043	7.00	—	—

	2,297,343		2,258,600
Subsidiary debt obligations:
Senior notes	570,210	6.625-8.15	568,493	6.625-8.15
Receivables-backed facility	493,200	5.50	548,400	4.60
Capital lease obligations and other	15,436		11,355

	1,078,846		1,128,248

	3,376,189		3,386,848
Less current portion	(182,150)		(65,326)

Total	$3,194,039		$3,321,522

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At June 30, 2006, there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $299.3 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $128.2 million were issued but undrawn. At June 30, 2006, approximately $1.07 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 6.16% at June 30, 2006. However, we had interest rate swap agreements in place that hedged $1.625 billion of our borrowings under the senior credit facility at an average rate of 4.5%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a maximum leverage and minimum interest coverage ratio. We are currently in compliance with all covenants contained in our credit agreement.

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
      Dean Foods Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The outstanding balance at June 30, 2006 was $498.0 million.
      The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur secured indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets.
      The notes are senior unsecured obligations and are effectively subordinated to the indebtedness outstanding under our senior credit facility and any other secured debt we may incur. The notes are fully and unconditionally guaranteed by the subsidiaries that are guarantors under our senior credit facility, which are substantially all of our wholly owned U.S. subsidiaries other than our receivables securitization subsidiaries.
      We may, at our option, redeem some or all of the notes at any time at a redemption price equal to the greater of:

•	100% of the principal amount of the notes being redeemed; and

•	The sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed (excluding interest accrued to the redemption date) from the redemption date to the maturity date discounted to the date of redemption on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at a discount rate equal to the Treasury rate plus 50 basis points, plus, in each case, accrued and unpaid interest on the principal amount being redeemed to the redemption date.
      If we experience a change in control, we may be required to offer to purchase the notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.
      We used all of the net proceeds from the sale of the notes to reduce a corresponding amount of borrowings under our senior credit facility.

      Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$250.1 million ($250 million face value), at 8.15% interest, maturing in 2007;

•	$191.5 million ($200 million face value), at 6.625% interest, maturing in 2009; and

•	$128.6 million ($150 million face value), at 6.9% interest, maturing in 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. During the first six months of 2006, we made net payments of $55.2 million on this facility leaving an outstanding balance of $493.2 million at June 30, 2006. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 5.50% at June 30, 2006. Our ability to re-borrow under this facility is subject to a borrowing base formula. The receivables-backed facility was fully funded at June 30, 2006.
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
      The following table summarizes our various interest rate agreements in effect at both June 30, 2006 and December 31, 2005:

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

      As of June 30, 2006 and December 31, 2005, our derivative asset and liability balances were:

	June 30,	December 31,
	2006	2005

	(In thousands)
Current derivative asset	$13,859	$5,877
Long-term derivative asset	21,304	10,028

Total derivative asset	$35,163	$15,905

Current derivative liability	$(459)	$(1,926)
Long-term derivative liability	—	(400)

Total derivative liability	$(459)	$(2,326)

      There was no hedge ineffectiveness for the three and six months ended June 30, 2006, respectively. Approximately $1.8 million and $1.9 million of interest income (net of taxes) were reclassified to interest expense from other comprehensive income during the three and six months ended June 30, 2006, respectively. We estimate that approximately $8.1 million of net derivative income (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will partially offset the higher interest payments recorded on our variable rate debt.
      We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.
      Guarantor Information — On May 17, 2006 we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

      The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods (“Parent”), the subsidiary guarantors of the senior notes and separately the combined results of the subsidiaries that are not a party to the guarantees. The non-guarantor subsidiaries reflect our foreign subsidiary operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Condensed Consolidating Balance Sheet as of June 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$128	$25,149	$5,101	$—	$30,378
Receivables, net	17	48,830	650,765	—	699,612
Intercompany receivables	172,339	2,229,459	389,193	(2,790,991)	—
Other current assets	91,949	462,607	20	—	554,576

Total current assets	264,433	2,766,045	1,045,079	(2,790,991)	1,284,566
Property, plant and equipment, net	1,616	1,761,018	17,716	—	1,780,350
Goodwill	—	2,932,363	91	—	2,932,454
Identifiable intangible and other assets	72,242	596,024	4	—	668,270
Investment in subsidiaries	6,349,198	—	—	(6,349,198)	—
Assets of discontinued operations	—	—	266,527	—	266,527

Total	$6,687,489	$8,055,450	$1,329,417	$(9,140,189)	$6,932,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,567	$737,874	$281	$—	$777,722
Income taxes payable	233,781	(224,534)	123	—	9,370
Intercompany notes	1,739,793	561,295	489,903	(2,790,991)	—
Current portion of long-term debt	168,750	13,400	—	—	182,150

Total current liabilities	2,181,891	1,088,035	490,307	(2,790,991)	969,242
Long-term debt	2,128,593	572,246	493,200	—	3,194,039
Other long-term liabilities	448,288	267,351	—	—	715,639
Liabilities of discontinued operations	—	—	124,530	—	124,530
Total stockholders’ equity	1,928,717	6,127,818	221,380	(6,349,198)	1,928,717

Total	$6,687,489	$8,055,450	$1,329,417	$(9,140,189)	$6,932,167

	Condensed Consolidating Balance Sheet as of December 31, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249	$18,677	$5,530	$—	$24,456
Receivables, net	21	41,962	776,448	—	818,431
Intercompany receivables	285,354	2,217,898	373,488	(2,876,740)	—
Other current assets	106,684	451,378	244	—	558,306

Total current assets	392,308	2,729,915	1,155,710	(2,876,740)	1,401,193
Property, plant and equipment, net	613	1,761,208	14,980	—	1,776,801
Goodwill	—	2,922,849	91	—	2,922,940
Identifiable intangible and other assets	54,468	593,746	9	—	648,223
Investment in subsidiaries	6,101,994	—	—	(6,101,994)	—
Assets of discontinued operations	—	—	301,727	—	301,727

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,354	$870,336	$377	$—	$926,067
Income taxes payable	233,928	(199,518)	131	—	34,541
Intercompany notes	1,674,132	658,512	544,096	(2,876,740)	—
Current portion of long-term debt	56,250	4,465	4,611	—	65,326

Total current liabilities	2,019,664	1,333,795	549,215	(2,876,740)	1,025,934
Long-term debt	2,202,350	570,772	548,400	—	3,321,522
Other long-term liabilities	425,156	250,030	—	—	675,186
Liabilities of discontinued operations	—	—	126,029	—	126,029
Total stockholders’ equity	1,902,213	5,853,121	248,873	(6,101,994)	1,902,213

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,476,277	$1,607	$—	$2,477,884
Cost of sales	—	1,793,278	1,277	—	1,794,555

Gross profit	—	682,999	330	—	683,329
Selling and distribution	—	408,697	146	—	408,843
Other operating expense	802	102,164	231	—	103,197
Interest (income) expense	30,736	18,694	(662)	—	48,768
Other (income) expense, net	—	(479)	393	—	(86)
Income from subsidiaries	(154,145)	—	—	154,145	—

Income (loss) from continuing operations before income taxes	122,607	153,923	222	(154,145)	122,607
Income taxes	47,812	59,509	73	(59,582)	47,812

Income (loss) from continuing operations	74,795	94,414	149	(94,563)	74,795
Loss from discontinued operations, net of tax	—	(226)	(45,701)	—	(45,927)

Net income (loss)	$74,795	$94,188	$(45,552)	$(94,563)	$28,868

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,513,506	$1,624	$—	$2,515,130
Cost of sales	—	1,866,592	1,303	—	1,867,895

Gross profit	—	646,914	321	—	647,235
Selling and distribution	—	386,239	144	—	386,383
Other operating expense	(75)	100,828	366	—	101,119
Interest expense	18,247	20,262	116	—	38,625
Other (income) expense, net	—	(413)	208	—	(205)
Income from subsidiaries	(139,485)	—	—	139,485	—

Income (loss) from continuing operations before income taxes	121,313	139,998	(513)	(139,485)	121,313
Income taxes	47,287	54,070	(192)	(53,878)	47,287

Income (loss) from continuing operations	74,026	85,928	(321)	(85,607)	74,026
Income (loss) from discontinued operations, net of tax	(670)	7,815	455	—	7,600

Net income (loss)	$73,356	$93,743	$134	$(85,607)	$81,626

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$4,983,883	$3,042	$—	$4,986,925
Cost of sales	—	3,650,246	2,382	—	3,652,628

Gross profit	—	1,333,637	660	—	1,334,297
Selling and distribution	—	813,301	309	—	813,610
Other operating expense	2,379	208,458	464	—	211,301
Interest (income) expense	59,663	37,377	(736)	—	96,304
Other (income) expense, net	(10)	(714)	738	—	14
Income from subsidiaries	(275,100)	—	—	275,100	—

Income (loss) from continuing operations before income taxes	213,068	275,215	(115)	(275,100)	213,068
Income taxes	83,579	106,498	(60)	(106,438)	83,579

Income (loss) from continuing operations	129,489	168,717	(55)	(168,662)	129,489
Loss from discontinued operations, net of tax	—	(226)	(47,603)	—	(47,829)

Net income (loss)	$129,489	$168,491	$(47,658)	$(168,662)	$81,660

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$4,986,904	$2,797	$—	$4,989,701
Cost of sales	—	3,729,041	2,202	—	3,731,243

Gross profit	—	1,257,863	595	—	1,258,458
Selling and distribution	—	774,047	266	—	774,313
Other operating expense	58	200,574	287	—	200,919
Interest expense	36,804	39,937	1,103	—	77,844
Other (income) expense, net	—	(488)	206	—	(282)
Income from subsidiaries	(242,526)	—	—	242,526	—

Income (loss) from continuing operations before income taxes	205,664	243,793	(1,267)	(242,526)	205,664
Income taxes	80,946	94,791	(476)	(94,315)	80,946

Income (loss) from continuing operations	124,718	149,002	(791)	(148,211)	124,718
Income (loss) from discontinued operations, net of tax	(670)	18,151	896	—	18,377

Net income (loss)	$124,048	$167,153	$105	$(148,211)	$143,095

	Condensed Consolidating Statements of Cash Flows
	for the Six Months Ended June 30, 2006

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$(120,373)	$259,517	$123,735	$262,879
Additions to property, plant and equipment	(1,069)	(109,167)	(3,333)	(113,569)
Cash outflows for acquisitions and investments	(10,960)	—	—	(10,960)
Proceeds from sale of fixed assets	—	3,404	—	3,404
Other	—	—	(9,505)	(9,505)

Net cash used in investing activities	(12,029)	(105,763)	(12,838)	(130,630)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(459,300)	(4,947)	(59,811)	(524,058)
Payment of deferred financing costs	(6,561)	—	—	(6,561)
Issuance of common stock, net of expenses	10,052	—	—	10,052
Tax savings on share-based compensation	24,044	—	—	24,044
Redemption of common stock	(135,679)	—	—	(135,679)
Other	—	—	7,855	7,855

Net cash used in financing activities	(69,424)	(4,947)	(51,956)	(126,327)
Net change in intercompany balances	201,705	(142,335)	(59,370)	—

Increase (decrease) in cash and cash equivalents	(121)	6,472	(429)	5,922
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$128	$25,149	$5,101	$30,378

	Condensed Consolidating Statements of Cash Flows
	for the Six Months Ended June 30, 2005

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$(34,934)	$363,635	$32,711	$361,412
Additions to property, plant and equipment	(299)	(129,775)	(522)	(130,596)
Cash outflows for acquisitions and investments	(1,296)	—	—	(1,296)
Proceeds from sale of fixed assets	—	3,081	2,200	5,281
Other	—	(7,816)	(13,893)	(21,709)

Net cash used in investing activities	(1,595)	(134,510)	(12,215)	(148,320)
Proceeds from issuance of debt	—	—	1,400	1,400
Repayment of debt	(178,750)	(106,863)	(2,668)	(288,281)
Payment of deferred financing costs	(3,281)	—	—	(3,281)
Issuance of common stock, net of expenses	38,873	—	—	38,873
Tax savings on share-based compensation	12,697	—	—	12,697
Other	—	11,360	17,807	29,167

Net cash provided by (used in) financing activities	(130,461)	(95,503)	16,539	(209,425)
Net change in intercompany balances	172,514	(137,339)	(35,175)	—

Increase (decrease) in cash and cash equivalents	5,524	(3,717)	1,860	3,667
Cash and cash equivalents, beginning of period	174	24,326	857	25,357

Cash and cash equivalents, end of period	$5,698	$20,609	$2,717	$29,024

6.	Common Stock and Share-Based Compensation
      Under our share-based long-term incentive compensation plans (including inducement grants to newly-hired employees) we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their compensation in the form of restricted stock in lieu of cash.
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
      We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005

Expected volatility	25%	25%
Expected dividend yield	0%	0%
Expected option term	4.5 years	4.5 years
Risk-free rate of return	4.28 to 5.10%	3.63 to 4.26%

      The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Historically, we have not paid dividends and have no current intent to change such practice.
      The following table summarizes stock option activity during the first six months of 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2005	17,859,283	$18.87
Options granted during the first six months	2,605,305	37.69
Options canceled or forfeited during the first six months(1)	(609,616)	15.04
Options exercised during the first six months	(3,114,454)	14.46

Options outstanding at June 30, 2006	16,740,518	22.76	6.54	$243,107,090

Options exercisable at June 30, 2006	11,863,116	18.48	5.55	$222,005,804

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.
      The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 was $10.97 per share and $7.71 per share, respectively, and the total intrinsic value of options exercised during the same periods was $73.2 million and $35.1 million, respectively. The fair value of shares vested during the six months ended June 30, 2006 and 2005 was $22.8 million and $40.4 million, respectively.
      During the three months ended June 30, 2006 and 2005, we recognized stock option expense of $6.0 million and $6.7 million, respectively, and an income tax benefit related to stock option expense of $2.0 million and $1.7 million, respectively. During the first six months of 2006 and 2005, we recognized stock option expense of $11.0 million and $12.9 million, respectively, and an income tax benefit related to the stock option expense of $4.3 million and $3.2 million, respectively.
      During the first six months of 2006, cash received from stock option exercises was $27.7 million and the total tax benefit for tax deductions to be realized for these option exercises was $31.7 million. In addition, we received 610,757 shares of common stock in lieu of cash for stock option exercises.
      At June 30, 2006, there was $34.3 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 1.2 years.
      Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant typically vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. All unvested stock units vest immediately upon a change of control. The following table summarizes stock unit activity during the first six months of 2006:

	Employees	Directors	Total

Stock units outstanding at December 31, 2005	825,248	67,774	893,022
Stock units issued during the first six months	443,750	25,500	469,250
Shares issued during first six months upon vesting of stock units	(117,801)	(21,048)	(138,849)
Stock units cancelled or forfeited during the first six months(1)	(94,487)	—	(94,487)

Stock units outstanding at June 30, 2006	1,056,710	72,226	1,128,936

Weighted average grant date fair value	$31.69	$35.47	$31.87

(1)	Pursuant to the terms of our stock unit plans, stock units that are canceled or forfeited become available for future grants.
      During the three months ended June 30, 2006 and 2005, we recognized stock unit expense of $4.9 million and $6.0 million, respectively, and an income tax benefit related to stock unit expense of $1.8 million and $1.2 million, respectively. Our expense for the three months ended June 30, 2006 and 2005 included $2.6 million and $3.9 million, respectively, related to the accelerated vesting of certain stock units. During the first six months of 2006 and 2005, we recognized stock unit expense of $9.2 million and $8.3 million, respectively, and an income tax benefit related to the stock unit expense of $3.2 million and $2.1 million, respectively. Our expense for the six months ended June 30, 2006 and 2005 included $4.7 million and $3.9 million, respectively, related to the accelerated vesting of certain stock units.
      The weighted-average grant date fair value of stock units granted during the six months ended June 30, 2006 and 2005 was $37.49 per share and $27.79 per share, respectively. At June 30, 2006, there was $26.3 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.9 years.
      Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the first six months of 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2005	29,516	$35.27
Restricted shares granted during the first six months	14,805	38.02
Restricted shares vested during the first six months	(16,840)	35.70

Nonvested at June 30, 2006	27,481	36.49

      Stock Repurchases — During the first six months of 2006, we incurred approximately $135.7 million, including commissions and fees, to repurchase 3,737,200 shares of our common stock for an average price of $36.31 per share. The repurchases were funded using borrowings under our senior credit facility and cash flow from operations.

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

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$74,795	$74,026	$129,489	$124,718
Denominator:
Average common shares	135,037,233	150,833,996	135,103,306	150,330,585
Basic EPS from continuing operations	$0.55	$0.49	$0.96	$0.83

Diluted EPS computation:
Numerator:
Income from continuing operations	$74,795	$74,026	$129,489	$124,718
Denominator:
Average common shares — basic	135,037,233	150,833,996	135,103,306	150,330,585
Stock option conversion	5,126,554	5,216,310	5,630,865	4,954,320
Stock units	269,973	1,169,492	370,483	1,157,461

Average common shares — diluted	140,433,760	157,219,798	141,104,654	156,442,366

Diluted EPS from continuing operations	$0.53	$0.47	$0.92	$0.80

8.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized below.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Net income	$28,868	$81,626	$81,660	$143,095
Other comprehensive income (loss):
Cumulative translation adjustment	7,724	(12,955)	11,198	(23,918)
Change in fair value of derivative instruments, net of tax	7,815	(1,276)	16,834	1,814
Amounts reclassified to income statement related to hedging activities, net of tax	(1,808)	2,382	(1,867)	5,409
Minimum pension liability adjustment, net of tax	—	(686)	—	(1,792)

	13,731	(12,535)	26,165	(18,487)

Comprehensive income	$42,599	$69,091	$107,825	$124,608

9.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$576	$727	$1,265	$1,454
Interest cost	4,452	4,251	8,285	8,502
Expected return on plan assets	(4,048)	(3,925)	(7,891)	(7,850)
Amortizations:
Unrecognized transition obligation	27	27	55	54
Prior service cost	269	157	425	314
Unrecognized net loss	791	753	1,722	1,506
Effect of settlement	(409)	887	175	1,774

Net periodic benefit cost	$1,658	$2,877	$4,036	$5,754

      We expect to contribute $25.8 million to the pension plans during 2006.
      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$230	$251	$531	$502
Interest cost	417	277	750	554
Amortizations:
Prior service cost	(16)	(18)	(34)	(35)
Unrecognized net loss	380	71	479	142

Net periodic benefit cost	$1,011	$581	$1,726	$1,163

      We expect to contribute $2.6 million to the postretirement health plans during 2006.

10.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $3.0 million and $2.4 million during the three months ended June 30, 2006 and 2005, respectively, and $7.4 million and $8.8 million during the six months ended June 30, 2006 and 2005, respectively.
      The charges recorded during 2006 are primarily related to the closing of a Dairy Group plant in Union, New Jersey and the reorganization of WhiteWave Foods Company.
      We expect to incur additional charges related to these restructuring plans of approximately $4.6 million, including approximately $100,000 in work force reduction costs and approximately $4.5 million in shutdown and other costs. Substantially all of these additional charges are expected to be incurred by December 2006.

      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2006 was approximately $14.0 million. We are marketing these properties for sale.
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
      Activity for the first six months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,	Charges		June 30,
	2005	(Reversals)	Payments	2006

	(In thousands)
Cash charges:
Workforce reduction costs	$8,302	$945	$(4,957)	$4,290
Shutdown costs	209	3,540	(3,724)	25
Lease obligations after shutdown	2,072	(30)	(946)	1,096
Settlement of contracts	724	45	(769)	—
Other	470	964	(1,215)	219

Subtotal	$11,777	5,464	$(11,611)	$5,630

Noncash charges:
Write-down of assets		1,888

Total charges		$7,352

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first six months of 2006 is summarized below:

	Accrued		Accrued
	Charges at		Charges at
	December 31,		June 30,
	2005	Payments	2006

	(In thousands)
Workforce reduction costs	$366	$(155)	$211
Shutdown and exit costs	40,479	(38,816)	1,663

Total	$40,845	$(38,971)	$1,874

11.	Commitments and Contingencies
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
      During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During the first quarter of 2006, we received approximately $3.1 million in settlement of a portion of our business interruption claim for the period of August 29, 2005 through December 31, 2005. The insurance proceeds are recorded within cost of sales. We will continue to submit additional business interruption claims during 2006, and we will recognize these amounts upon settlement of the claims.

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
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. Rachel’s Organic manufactures and distributes organic dairy products in the United Kingdom under the Rachel’s Organic and Divine Rice® brand names. A portion of our WhiteWave Foods Company’s products (approximately $27.1 million and $26.4 million for the quarter ended June 30, 2006 and 2005, respectively, and $54.7 million and $53.8 million for the six months ended June 30, 2006 and 2005, respectively) are sold through the Dairy Group’s distribution network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes.
      We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2005 Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

      The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30

	2006	2005	2006	2005

	(In thousands)
Net sales to external customers:
Dairy Group	$2,170,691	$2,227,602	$4,372,758	$4,420,676
WhiteWave Foods Company	307,193	287,528	614,167	569,025

Total	$2,477,884	$2,515,130	$4,986,925	$4,989,701

Intersegment sales:
Dairy Group	$3,250	$16,177	$6,673	$36,476
WhiteWave Foods Company	22,909	24,245	46,031	50,041

Total	$26,159	$40,422	$52,704	$86,517

Operating income:
Dairy Group	$180,478	$171,441	$333,225	$320,392
WhiteWave Foods Company	29,978	28,626	56,076	41,206
Corporate	(36,217)	(37,897)	(72,563)	(69,544)

Segment operating income	174,239	162,170	316,738	292,054
Facility closing and reorganization costs	(2,950)	(2,437)	(7,352)	(8,828)

Total	$171,289	$159,733	$309,386	$283,226

	June 30,	December 31,
	2006	2005

	(In thousands)
Assets:
Dairy Group	$5,077,189	$5,197,092
WhiteWave Foods Company	1,332,714	1,308,388
Corporate	255,737	243,677
Discontinued operations	266,527	301,727

Total	$6,932,167	$7,050,884

Geographic Information —

	Net Sales

	Three Months Ended		Six Months Ended		Long-Lived Assets
	June 30		June 30
					June 30,	December 31,
	2006	2005	2006	2005	2006	2005

	(In thousands)				(In thousands)
United States	$2,456,144	$2,498,030	$4,944,171	$4,956,667	$5,371,203	$5,338,432
Europe	21,740	17,100	42,754	33,034	200,503	235,485

Total	$2,477,884	$2,515,130	$4,986,925	$4,989,701	$5,571,706	$5,573,917

      Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their sales in the first six months of 2006. Approximately 17.3% of our consolidated net sales in the first six months of 2006 were to this same customer.

13.	Subsequent Events
      Subsequent to June 30, 2006, we entered into an agreement to sell our Iberian operations. We expect cash proceeds of approximately $110 million, net of debt to be assumed by the purchaser and transaction costs. Subject to the timing of regulatory approval and typical closing conditions, we expect the transaction to be completed prior to the end of the year. Under the agreement we will retain certain known contingent obligations. No significant gain or loss is expected on the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company segment manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products such as: Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, and LAND O’ LAKES® creamers and fluid dairy products.
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 88% of our consolidated sales in the six months ended June 30, 2006. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
      WhiteWave Foods Company — WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy and other products; International Delight coffee creamers; LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products; White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.
Recent Developments

Discontinued Operations
      Our international operations include the manufacture and distribution of private label and branded milk across Spain and Portugal (Iberia). We entered the Iberian market in February 2000 prior to the merger of Suiza Foods Corporation and Dean Foods Company, which occurred in December 2001, when we believed that opportunities for domestic expansion appeared limited. With the emergence of the WhiteWave Foods Company platform and additional growth opportunities within our domestic Dairy Group, our primary focus has been on our domestic operations. Accordingly, with the change in our strategic focus, we concluded that there are other organizations that may be better positioned to take advantage of the Iberian market. In the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that such sale could be completed within one year. As a result, we have revised all reportable periods to reclassify these operations as discontinued.

      As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, we performed an interim test for goodwill impairment as of June 30, 2006 and concluded that the carrying value of the goodwill may not be recoverable. Accordingly, we recognized an estimated non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million.
      We recently entered into an agreement to sell our Iberian operations. We expect cash proceeds of approximately $110 million, net of debt to be assumed by the purchaser and transaction costs. Subject to the timing of regulatory approval and typical closing conditions, we expect the transaction to be completed prior to the end of the year. No significant gain or loss is expected to be recognized upon completion of the transaction.
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

Facility Closing and Reorganization Activities
      We recorded a total of approximately $7.4 million in facility closing and reorganization costs during the first six months of 2006, related to previously announced plans. We expect to incur additional charges related to these restructuring plans of approximately $4.6 million, primarily in 2006. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 10 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.
Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30

	2006		2005		2006		2005

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,477.9	100.0%	$2,515.1	100.0%	$4,986.9	100.0%	$4,989.7	100.0%
Cost of sales	1,794.6	72.4	1,867.9	74.3	3,652.6	73.2	3,731.2	74.8

Gross profit	683.3	27.6	647.2	25.7	1,334.3	26.8	1,258.5	25.2
Operating costs and expenses:
Selling and distribution	408.8	16.5	386.4	15.4	813.6	16.3	774.3	15.5
General and administrative	98.7	4.0	97.2	3.9	201.0	4.0	189.0	3.8
Amortization of intangibles	1.5	0.1	1.5	—	2.9	0.1	3.2	—
Facility closing and reorganization costs	3.0	0.1	2.4	—	7.4	0.2	8.8	0.2

Total operating costs and expenses	512.0	20.7	487.5	19.3	1,024.9	20.6	975.3	19.5

Total operating income	$171.3	6.9%	$159.7	6.4%	$309.4	6.2%	$283.2	5.7%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005 — Consolidated Results
      Net Sales — Consolidated net sales decreased approximately $37.2 million to $2.48 billion during the second quarter of 2006 from $2.52 billion in the second quarter of 2005. Net sales by segment are shown in the table below.

	Quarter Ended June 30

			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$2,170.7	$2,227.6	$(56.9)	(2.6)%
WhiteWave Foods Company	307.2	287.5	19.7	6.8

Total	$2,477.9	$2,515.1	$(37.2)	(1.5)%

      Net sales decreased primarily due to the effects of lower selling prices in our Dairy Group resulting from the pass-through of lower Class I raw skim milk and butterfat costs. This decrease was partly offset by fluid dairy volume growth in our Dairy Group segment and higher selling prices in response to higher commodity costs and overall volume increases at WhiteWave Foods Company. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 72.4% in the second quarter of 2006 compared to 74.3% in the second quarter of 2005 primarily due to lower raw milk costs in our Dairy Group segment in the second quarter of 2006.
      Operating Costs and Expenses — Our operating expenses increased approximately $24.5 million during the second quarter of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 20.7% in the second quarter of 2006 compared to 19.3% during the second quarter of 2005. Operating expenses increased primarily due to an increase in distribution costs of $20.4 million resulting from higher fuel prices and increased volumes, as well as, higher marketing expenses at WhiteWave Foods Company. See “— Results by Segment” for more information.
      Operating Income — Operating income during the second quarter of 2006 was $171.3 million, an increase of $11.6 million from the second quarter of 2005 operating income of $159.7 million. Our operating margin in the second quarter of 2006 was 6.9% compared to 6.4% in the second quarter of 2005. Our operating margin increased primarily as a result of lower raw milk costs.
      Other (Income) Expense — Total other expense increased to $48.7 million in the second quarter of 2006 compared to $38.4 million in the second quarter of 2005. Interest expense increased to $48.8 million in the second quarter of 2006 from $38.6 million in the second quarter of 2005 primarily due to higher average debt balances, higher interest rates and the senior notes offering completed in the second quarter of 2006.
      Income Taxes — Income tax expense was recorded at an effective rate of 39.0% in both the second quarter of 2006 and the second quarter of 2005. Our tax rate in the second quarter of 2006 was impacted by the reclassification of our Iberian operations as discontinued operations and an adjustment to deferred taxes related to a revision in the State of Texas Franchise Tax law enacted during the quarter. In addition, our tax rate varies as the mix of earnings contributed by our various business units changes.

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended June 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,170.7	100.0%	$2,227.6	100.0%
Cost of sales	1,592.9	73.4	1,681.5	75.5

Gross profit	577.8	26.6	546.1	24.5
Operating costs and expenses	397.3	18.3	374.7	16.8

Total segment operating income	$180.5	8.3%	$171.4	7.7%

      The Dairy Group’s net sales decreased approximately $56.9 million, or 2.6%, in the second quarter of 2006 versus the second quarter of 2005. The change in net sales from the second quarter of 2005 to the second quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$2,227.6
Volume	43.6	2.0%
Pricing and product mix	(100.5)	(4.6)

2006 Net sales	$2,170.7	(2.6)%

      The Dairy Group’s net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 21% lower in the second quarter of 2006 compared to the second quarter of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2006 compared to the second quarter of 2005:

	Quarter Ended June 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$6.83	(1)	$8.69	(1)	(21)%
Class I butterfat mover(3)	1.26	(2)	1.66	(2)	(24)
Class II raw skim milk minimum(4)	7.03	(1)	7.63	(1)	(8)
Class II butterfat minimum(4)	1.25	(2)	1.62	(2)	(23)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2005, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by fluid milk volume increases during the second quarter of 2006. Fluid milk volumes (which represented approximately 67% of the Dairy Group’s sales volume during the quarter) increased approximately 2.1%. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation.
      The Dairy Group’s cost of sales as a percentage of net sales decreased to 73.4% in the second quarter of 2006 compared to 75.5% in the second quarter of 2005 primarily due to the decrease in raw milk costs compared to the prior year. This decrease was partly offset by higher resin costs of approximately $3 million during the second quarter of 2006 compared to the second quarter of 2005. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expenses increased approximately $22.6 million to $397.3 million during the second quarter of 2006 compared to $374.7 in the second quarter of 2005, primarily due to a $19.1 million increase in distribution costs. Distribution costs increased as a result of higher fuel prices of approximately $7 million and increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several small distributors.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended June 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$307.2	100.0%	$287.5	100.0%
Cost of sales	201.3	65.5	185.9	64.6

Gross profit	105.9	34.5	101.6	35.4
Operating costs and expenses	75.9	24.7	73.0	25.4

Total segment operating income	$30.0	9.8%	$28.6	10.0%

      WhiteWave Foods Company’s net sales increased by $19.7 million, or 6.8%, in the second quarter of 2006 versus the second quarter of 2005. The change in net sales from the second quarter of 2005 to the second quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$287.5
Volume	6.9	2.4%
Pricing and product mix	12.8	4.4

2006 Net sales	$307.2	6.8%

      The increase in net sales was primarily due to increased prices in response to higher raw material costs. Volumes increased approximately 2.4% related to the growth of our key brands, particularly Silk and Horizon Organic. Our overall volume growth was significantly impacted by the elimination of certain product offerings in late 2005 and early 2006. Excluding the impact of the elimination of these product offerings, sales volumes grew approximately 7.5% in the second quarter of 2006.
      Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 65.5% in the second quarter of 2006 from 64.6% in the second quarter of 2005. Cost of goods sold dollars increased approximately $15.4 million primarily due to higher commodity costs, including organic raw milk and sugar, as well as, higher sales volumes. These increases were partly offset by efficiencies we achieved throughout our supply chain including our continued increase of in-house production versus the utilization of third party co-packers.
      Operating expenses increased approximately $2.9 million in the second quarter of 2006 compared to the same period in the prior year primarily due to higher marketing expenses. The increase in marketing expenses primarily relates to our rollout of an updated marketing campaign for Silk® soymilk in the second quarter of 2006. In addition, distribution costs increased approximately $1.3 million primarily due to higher fuel costs.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Consolidated Results
      Net Sales — Consolidated net sales were consistent at $4.99 billion during the first six months of 2006 and the first six months of 2005. Net sales by segment are shown in the table below.

	Six Months Ended June 30

			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$4,372.8	$4,420.7	$(47.9)	(1.1)%
WhiteWave Foods Company	614.1	569.0	45.1	7.9

Total	$4,986.9	$4,989.7	$(2.8)	(0.1)%

      Net sales decreased approximately $2.8 million during the first six months of 2006 compared to the same period in the prior year primarily due to the pass-through of lower Class I raw skim milk costs in our Dairy Group. These price decreases were partly offset by higher pricing at WhiteWave Foods Company in response to higher commodity costs, as well as increased volumes in both segments. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 73.2% in the first six months of 2006 compared to 74.8% in the first six months of 2005 primarily due to lower raw milk costs in our Dairy Group segment and the continued impact of supply chain efficiencies and product rationalization at WhiteWave Foods Company.
      Operating Costs and Expenses — Our operating expenses increased $49.6 million during the first six months of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 20.6% in the first six months of 2006 compared to 19.5% during the first six months of 2005. Operating expenses increased primarily due to an (1) increase in distribution costs of $35.4 million related to higher fuel costs and increased volumes; (2) corporate expenses that were approximately $6 million higher primarily related to professional fees in connection with the ongoing cost saving initiatives in our Dairy Group and higher health care costs and (3) increased marketing expenses at WhiteWave Foods Company.
      Operating Income — Our operating margin in the first six months of 2006 was 6.2% compared to 5.7% in the first six months of 2005. Operating income during the first six months of 2006 was $309.4 million, an increase of $26.2 million from operating income of $283.2 million during the first six months of 2005. Operating income increased primarily due to lower raw milk costs in our Dairy Group segment. See “— Results by Segment” for more information.
      Other (Income) Expense — Total other expense increased to $96.3 million in the first six months of 2006 compared to $77.6 million in the first six months of 2005. Interest expense increased to $96.3 million in the first six months of 2006 from $77.8 million in the first six months of 2005 primarily due to higher average debt balances and higher interest rates.
      Income Taxes — Income tax expense was recorded at an effective rate of 39.2% in the first six months of 2006 compared to 39.4% in the first six months of 2005. Our tax rate in the first six months of 2006 was impacted by the reclassification of our Iberian operations as discontinued operations and an adjustment to deferred taxes related to a revision in the State of Texas Franchise Tax law enacted during the second quarter. In addition, our tax rate varies as the mix of earnings contributed by our various business units changes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Six Months Ended June 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$4,372.8	100.0%	$4,420.7	100.0%
Cost of sales	3,252.9	74.4	3,353.0	75.8

Gross profit	1,119.9	25.6	1,067.7	24.2
Operating costs and expenses	786.7	18.0	747.3	16.9

Total segment operating income	$333.2	7.6%	$320.4	7.3%

      The Dairy Group’s net sales decreased approximately $47.9 million, or 1.1%, in the first six months of 2006 versus the first six months of 2005. The change in net sales from the first six months of 2005 to the first six months of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$4,420.7
Volume	112.2	2.5%
Pricing and product mix	(160.1)	(3.6)

2006 Net sales	$4,372.8	(1.1)%

      The Dairy Group’s net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 15% lower in the first six months of 2006 compared to the first six months of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2006 compared to the same period in 2005:

	Six Months Ended June 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$7.56	(1)	$8.89	(1)	(15)%
Class I butterfat mover(3)	1.35	(2)	1.76	(2)	(23)
Class II raw skim milk minimum(4)	7.53	(1)	7.48	(1)	1
Class II butterfat minimum(4)	1.31	(2)	1.69	(2)	(22)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2005, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group’s sales volumes increased by 2.5% during the first six months of 2006 compared to the first six months of 2005. Fluid milk volumes (which represented approximately 69% of the Dairy Group’s sales volume during the first six months of 2006) increased approximately 2.8% during the first six months of 2006 compared to the same period in the prior year. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation.
      The Dairy Group’s cost of sales as a percentage of net sales decreased to 74.4% in the first six months of 2006 compared to 75.8% in the first six months of 2005. Cost of sales dollars decreased $100.1 million primarily due to lower raw milk costs in the first six months of 2006 compared to the same period in the prior year. This decrease was partly offset by higher resin costs which increased by approximately $7 million. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expense as a percentage of net sales increased to 18.0% in the first six months of 2006 from 16.9% in the first six months of 2005. Operating expense dollars increased approximately $39.4 million during the first six months of 2006 compared to the first six months of 2005, primarily due to an increase in distribution costs. Total distribution costs increased $33.7 million primarily as a result of higher fuel prices which impacted distribution costs by approximately $13 million, increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several small distributors in 2006.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Six Months Ended June 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$614.1	100.0%	$569.0	100.0%
Cost of sales	399.1	65.0	377.3	66.3

Gross profit	215.0	35.0	191.7	33.7
Operating costs and expenses	158.9	25.9	150.5	26.5

Total segment operating income	$56.1	9.1%	$41.2	7.2%

      WhiteWave Foods Company’s net sales increased by $45.1 million, or 7.9%, in the first six months of 2006 versus the first six months of 2005. The change in net sales from the first six months of 2005 to the first six months of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$569.0
Volume	18.2	3.2%
Pricing and product mix	26.9	4.7

2006 Net sales	$614.1	7.9%

      The increase in net sales was primarily due to higher pricing in response to increased commodity costs and increased volumes related to the growth of our brands, particularly Silk and Horizon Organic. Our overall volume growth was significantly impacted by the elimination of certain product offerings in late 2005 and early 2006. Excluding the impact of the elimination of these product offerings, sales volumes grew approximately 8.8% in the first six months of 2006.

      Cost of sales as a percentage of net sales for WhiteWave Foods Company decreased to 65.0% in the first six months of 2006 from 66.3% in the first six months of 2005. Cost of goods sold dollars increased $21.8 million primarily due to increased volumes and higher organic raw milk and sugar costs. These increases were partly offset by our supply chain initiatives and product rationalization, which has resulted in increased efficiencies.
      Operating expenses increased approximately $8.4 million in the first six months of 2006 compared to the same period in the prior year primarily due to higher marketing expenses related to a new marketing campaign for Silk® soymilk and higher fuel costs.
Liquidity and Capital Resources

Historical Cash Flow
      During the first six months of 2006, we met our working capital needs with cash flow from operations.
      Net cash provided by operating activities from continuing operations was $264.6 million for the first six months of 2006 as contrasted to $333.0 million for the same period in 2005, a decrease of $68.4 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which declined approximately $117.8 million in the first six months of 2006 compared to the first six months of the prior year. The decline primarily relates to changes in working capital balances, lower raw milk costs, payment of annual employee bonuses, a payment made in settlement of contractual obligations under a co-pack agreement entered into prior to our acquisition of an entity and changes in estimated tax payments due in 2006.
      Net cash used in investing activities from continuing operations was $121.1 million in the first six months of 2006 compared to $126.6 million in the first six months of 2005, a decrease of $5.5 million. Our capital expenditures totaled $113.6 million in the first six months of 2006 compared to $130.6 in the first six months of 2005. We used approximately $11.0 million for acquisitions in the first six months of 2006 compared to $1.3 million in the first six months of 2005.
      We repaid a net amount of $26.0 million of debt in the first six months of 2006.

Current Debt Obligations
      The table below summarizes our obligations for indebtedness and purchase and lease obligations at June 30, 2006. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period

Indebtedness, Purchase &		7/1/06-	7/1/07-	7/1/08-	7/1/09-	7/1/10-
Lease Obligations	Total	6/30/07	6/30/08	6/30/09	6/30/10	6/30/11	Thereafter

	(In millions)
Senior credit facility	$1,799.3	$168.8	$225.0	$843.7	$561.8	$—	$—
Dean Foods senior notes(1)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(1)	600.0	—	250.0	200.0	—	—	150.0
Receivables-backed facility	493.2	—	—	493.2	—	—	—
Capital lease obligations and other(2)	76.5	65.6	4.4	2.9	2.1	0.9	0.6
Purchase obligations(3)	487.0	266.6	71.1	35.5	20.0	11.3	82.5
Operating leases	470.5	100.9	89.4	77.7	64.2	50.2	88.1
Interest payments(4)	961.3	242.8	212.7	166.8	56.0	45.4	237.6

Total	$5,387.8	$844.7	$852.6	$1,819.8	$704.1	$107.8	$1,058.8

(1)	Represents face value.

(2)	Includes our Iberian operations’ lines of credit and other debt obligations. These amounts are included in liabilities of discontinued operations on the Condensed Consolidated Balance Sheet.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the rates and balances in effect at June 30, 2006. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

Future Capital Requirements
      During 2006, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations.
      In 2006, we expect cash interest to be approximately $190 million to $200 million based on current debt levels and cash taxes to be approximately $75 million to $80 million. We expect that cash flow from operations will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of August 4, 2006, approximately $1.13 billion was available for future borrowings under our senior credit facility.
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
      Another significant raw material used by our Dairy Group is resin, which is used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. Resin is a petroleum-based product, and the price of resin is subject to fluctuations based on changes in crude oil prices. Our Dairy Group purchases approximately 4 million gallons of diesel fuel per month to operate our extensive direct store delivery system. In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the time of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with the means and timing of implementing price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.
      During the first six months of 2006, Class I raw skim milk and butterfat prices declined. We expect raw skim milk and butterfat prices to increase in the second half of 2006. However, these prices are difficult to predict, and we change our forecasts frequently based on current market activity.
      During the first six months of 2006, the prices of resin and fuel have continued to increase. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to remain high throughout the remainder of 2006.

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
      Significant raw materials used in our products include organic raw milk and sugar. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. The industry-wide demand for organic raw milk has exceeded supply, resulting in our inability to fully meet customer demand. As a result, at times we are forced to limit quantities we ship to our customers. While we are not currently on allocation, we expect supply to be tight for the foreseeable future. Also, as our contracts with farmers expire, we may have to renew at higher prices as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic milk costs. We also have experienced an increase in sugar costs during the first six months of 2006 and expect these costs to remain high during the remainder of the year.

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
Tax Rate
      Our tax rate was 39.2% for the first six months of 2006 and 39.4% for the first six months of 2005. Our tax rate decreased from 2005 to 2006 primarily as a result of the mix of business and the impact of FAS 123(R). The tax benefit related to certain stock options exercised in the first six months of 2006 exceeded the benefit in 2005. The decrease in our tax rate was partly offset by an adjustment to deferred taxes related to a revision in the State of Texas Franchise Tax law enacted during the second quarter of 2006. Because of the impact of adoption of FAS 123(R), the acceleration of stock units and the anticipated mix of business, we expect our effective tax rate for the full year 2006 to be approximately 39.0%.
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
      The following table summarizes our various interest rate swap agreements at both June 30, 2006 and December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. We recorded $1.9 million of interest income, net of taxes, during the first six months of 2006 as a result of interest rates on our variable rate debt rising above the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2006, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows and various financial instruments that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of June 30, 2006, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
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
Limitations on the Effectiveness of Controls
      We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. In the first six months of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. We are building a vertically integrated branded business with a focused product portfolio, efficient manufacturing processes and an optimal distribution system. During 2005, we appointed a new President of WhiteWave Foods, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and the supply chain integration is in process. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we will continue to focus on streamlining our product portfolio, focusing on the most profitable opportunities and on continuing to optimize our supply chain. We are currently in the initial stages of implementing the SAP platform across WhiteWave Foods Company, which we expect will enable us to more effectively and efficiently manage our supply chain and business processes. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

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

Recent Successes of Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales and, in the Case of Organic Products, Put Pressure on the Availability of Raw Materials
      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do, and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. Finally, there is a limited supply of organic raw materials in the United States, especially organic soybeans and organic raw milk. New entrants into our markets can reduce available supply and drive up costs. Even without new entrants, our own growth can put pressure on the availability and price of organic raw materials.
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

Changes in Raw Material and Other Input Costs Can Adversely Affect Us
      Raw skim milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soy beans and sugar are significant inputs utilized by WhiteWave Foods Company. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. Although we cannot predict future changes in raw material costs, we do expect raw material prices to increase throughout 2006.
      Because our Dairy Group delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave Foods business is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. The Dairy Group utilizes a significant amount of resin, which is the primary component used in our plastic bottles. Recently, the prices of resin and fuel have increased dramatically and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

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
      The following table summarizes the repurchase of our common stock during 2006:

Maximum
Number (or
Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased(1)	Share(2)	or Programs	Programs(3)

January 2006	—	$—	—	$—
February 2006	400,000	38.37	70,382,766	3.2 million
March 2006	—	—	—	—
April 2006	—	—	—	—
May 2006	2,050,800	36.25	72,433,566	228.8 million
June 2006	1,286,400	35.69	73,719,966	182.9 million

Total	3,737,200	36.29	73,719,966	182.9 million

(1)	Stock repurchases during the three months ended June 30, 2006 were made pursuant to the stock repurchase program approved by our Board of Directors on November 2, 2005 and May 3, 2006, which allowed for the repurchase of an additional $600 million in stock.

(2)	Excludes fees and commissions paid on stock repurchases.

(3)	Amount represents maximum amount authorized for share repurchases. The amount can be increased by actions of our Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 19, 2006, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	The re-elections of Lewis M. Collens, Janet Hill, Hector M. Nevares, Pete Schenkel and Jim L. Turner as members of our Board of Directors, and

•	The ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our independent auditor for fiscal year 2006, and

•	A proposal from the Office of the Comptroller of New York City, as the custodian and trustee of the New York City Employees’ Retirement System, the New York City Teachers’ Retirement System, the New York City Police Pension Fund and the New York City Fire Department Pension Fund and custodian of the New York City Board of Education Retirement System.
      At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our independent auditor. The stockholder proposal was rejected.

      The vote of the stockholders with respect to each such matter was as follows:

		Votes	Votes
Nominee/Proposal	Votes For	Withheld	Against	Abstain

Lewis M. Collens	120,347,369	872,647	—	—
Janet Hill	120,296,994	923,022	—	—
Hector M. Nevares	119,087,354	2,132,662	—	—
Pete Schenkel	116,441,643	4,778,373	—	—
Jim L. Turner	120,372,068	847,948	—	—
Selection of auditors	119,750,991	—	1,406,638	62,387
Stockholder proposal	31,711,959	—	61,870,549	16,383,671

Item 6.	Exhibits
      (a) Exhibits

1.1	Underwriting Agreement, dated May 11, 2006, among the Company, the subsidiary guarantors named therein and Citigroup Global Markets Inc., on behalf of itself and as representative of the several underwriters listed in Schedule II thereto (incorporated by reference from our Current Report on Form 8-K dated May 17, 2006 (File No. 1-12755))

4.1	Indenture, dated as of May 15, 2006, between the Company, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference from our Current Report on Form 8-K dated May 19, 2006 (File No. 1-12755))

4.2	Supplemental Indenture No. 1, dated as of May 17, 2006, between the Company, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference from our Current Report on Form 8-K dated May 19, 2006 (File No. 1-12755))

10.1	Change in Control Agreement — Jack F. Callahan, Jr.

10.2	Proprietary Information, Inventions and Non-Compete Agreement — Jack F. Callahan, Jr.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
August 9, 2006