Form 10-Q
period 2006-09-30
DEAN FOODS CO
filed 2006-11-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☑;          Accelerated filer ☐;          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
      As of November 3, 2006, the number of shares outstanding of each class of common stock was: 133,757,511
Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements
DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,070	$24,456
Receivables, net	757,272	818,431
Inventories	375,413	355,004
Deferred income taxes	116,657	137,776
Prepaid expenses and other current assets	72,564	65,526

Total current assets	1,364,976	1,401,193
Property, plant and equipment, net	1,792,145	1,776,801
Goodwill	2,934,999	2,922,940
Identifiable intangible and other assets	653,501	648,223
Assets of discontinued operations	17,587	301,727

Total	$6,763,208	$7,050,884

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$835,753	$926,067
Income taxes payable	29,055	34,541
Current portion of long-term debt	484,968	65,326

Total current liabilities	1,349,776	1,025,934
Long-term debt	2,691,405	3,321,522
Deferred income taxes	490,961	449,707
Other long-term liabilities	228,599	225,479
Liabilities of discontinued operations	6,490	126,029
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 134,442,436 and 134,209,190 shares issued and outstanding, with a par value of $0.01 per share	1,344	1,342
Additional paid-in capital	874,924	922,791
Retained earnings	1,156,466	1,004,013
Accumulated other comprehensive loss	(36,757)	(25,933)

Total stockholders’ equity	1,995,977	1,902,213

Total	$6,763,208	$7,050,884

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(unaudited)
Net sales	$2,517,792	$2,569,405	$7,504,717	$7,559,106
Cost of sales	1,823,786	1,918,356	5,475,518	5,649,599

Gross profit	694,006	651,049	2,029,199	1,909,507
Operating costs and expenses:
Selling and distribution	416,835	399,180	1,231,341	1,173,493
General and administrative	101,414	94,458	302,434	283,398
Amortization of intangibles	1,540	1,444	4,469	4,595
Facility closing and reorganization costs	5,471	17,993	12,823	26,821

Total operating costs and expenses	525,260	513,075	1,551,067	1,488,307

Operating income	168,746	137,974	478,132	421,200
Other (income) expense:
Interest expense	48,031	37,837	144,335	115,681
Other (income), net	(60)	(173)	(46)	(455)

Total other expense	47,971	37,664	144,289	115,226

Income from continuing operations before income taxes	120,775	100,310	333,843	305,974
Income taxes	46,277	38,129	129,856	119,075

Income from continuing operations	74,498	62,181	203,987	186,899
Gain (loss) on sale of discontinued operations, net of tax	90	37,766	(136)	37,690
Income (loss) from discontinued operations, net of tax	(3,795)	(563)	(51,398)	17,890

Net income	$70,793	$99,384	$152,453	$242,479

Average common shares:
Basic	133,739,115	148,098,362	134,643,557	149,578,334
Diluted	139,159,658	155,536,494	140,500,663	156,137,091
Basic earnings per common share:
Income from continuing operations	$0.56	$0.42	$1.51	$1.25
Income (loss) from discontinued operations	(0.03)	0.25	(0.38)	0.37

Net income	$0.53	$0.67	$1.13	$1.62

Diluted earnings per common share:
Income from continuing operations	$0.54	$0.40	$1.45	$1.20
Income (loss) from discontinued operations	(0.03)	0.24	(0.36)	0.35

Net income	$0.51	$0.64	$1.09	$1.55

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-In	Retained	Income	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

	(unaudited)
Balance, December 31, 2005	134,209,190	$1,342	$922,791	$1,004,013	$(25,933)	$1,902,213
Issuance of common stock	3,970,446	39	59,221	—	—	59,260
Share-based compensation expense	—	—	28,554	—	—	28,554
Purchase and retirement of treasury stock	(3,737,200)	(37)	(135,642)	—	—	(135,679)
Net income	—	—	—	152,453	—	152,453
Other comprehensive income (Note 8):
Change in fair value of derivative instruments	—	—	—	—	7,160	7,160
Amounts reclassified to income statement related to hedging activities	—	—	—	—	(5,575)	(5,575)
Cumulative translation adjustment	—	—	—	—	(12,409)	(12,409)

Balance, September 30, 2006	134,442,436	$1,344	$874,924	$1,156,466	$(36,757)	$1,995,977

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30

	2006	2005

	(unaudited)
Cash flows from operating activities:
Net income	$152,453	$242,479
Loss (income) from discontinued operations	51,398	(17,890)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,029	159,929
Share-based compensation expense	28,554	32,280
Loss on disposition of assets	1,904	874
Loss (gain) on sale of discontinued operations	136	(37,690)
Write-down of impaired assets	4,034	9,051
Deferred income taxes	61,802	43,569
Other	949	(2,383)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	65,095	(733)
Inventories	(19,838)	(12,725)
Prepaid expenses and other assets	9,356	29,935
Accounts payable and accrued expenses	(102,232)	30,972
Income taxes payable	4,312	(9,444)

Net cash provided by continuing operations	426,952	468,224
Net cash provided by (used in) discontinued operations	(900)	7,552

Net cash provided by operating activities	426,052	475,776
Cash flows from investing activities:
Additions to property, plant and equipment	(174,913)	(206,035)
Cash outflows for acquisitions and investments	(16,819)	(361)
Net proceeds from divestitures	96,280	189,862
Proceeds from sale of fixed assets	5,619	7,021

Net cash used in continuing operations	(89,833)	(9,513)
Net cash used in discontinued operations	(14,696)	(22,636)

Net cash used in investing activities	(104,529)	(32,149)
Cash flows from financing activities:
Proceeds from issuance of debt	498,020	9,100
Repayment of debt	(729,381)	(196,301)
Payment of deferred financing costs	(6,889)	(3,281)
Issuance of common stock	28,049	46,051
Tax savings on share-based compensation	31,211	16,895
Redemption of common stock	(135,679)	(345,087)

Net cash used in continuing operations	(314,669)	(472,623)
Net cash provided by discontinued operations	11,760	33,321

Net cash used in financing activities	(302,909)	(439,302)

Increase in cash and cash equivalents	18,614	4,325
Cash and cash equivalents, beginning of period	24,456	25,357

Cash and cash equivalents, end of period	$43,070	$29,682

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)

1.	General
      Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2006 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2005 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 10, 2006).
      Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. During the nine months ended September 30, 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in the distribution of our products from cost of sales to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $11.1 million and $29.9 million for the three and nine months ended September 30, 2005, respectively. The reclassification had no impact on net income.
      On September 14, 2006, we completed the sale of our operations based in Spain. The sale of our remaining Iberian operations is subject to the completion of Portuguese regulatory proceedings. Our Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2006 and 2005 have been reclassified to give effect to the Iberian operations as discontinued operations.
      On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) all of the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® non-dairy coffee creamer and Second Nature® liquid egg substitute businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses, previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. Our Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2005 have been reclassified to give effect to the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses as discontinued operations.
      Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.
      Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $325.8 million and $311.3 million in the third quarter of 2006 and 2005, respectively, and $951.5 million and $900.7 million during the first nine months of 2006 and 2005, respectively.
      Recently Adopted Accounting Pronouncements — Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123(R), we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic-value based method of accounting, compensation expense for stock options granted to the Company’s employees and directors was measured as the excess of the quoted market price of common stock at the grant date over the amount the recipient must pay for the stock. The Company’s policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options. As our restricted stock units do not require the recipients to pay for the stock, we have historically recognized compensation expense for the fair value at the date of grant over the vesting period. The fair value for the restricted stock unit grants is equal to the closing price of our stock on the date immediately prior to the date of grant.
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

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

	(In thousands, except share data)
Decrease in:
Income before taxes	$5,797	$18,701
Net income	4,491	14,241

Basic EPS	$0.03	$0.10
Diluted EPS	0.03	0.09
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
      Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” in June 2006. This interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of FIN No. 48 on our Consolidated Financial Statements. This interpretation will become effective for us in the first quarter of 2007.
      The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.
      The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)” in September 2006. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We are currently evaluating the impact of SFAS No. 158 on our Consolidated Financial Statements. This standard will become effective for us in the fourth quarter of 2006.

2.	Discontinued Operations
      Our financial statements have been reclassified to give effect to the following businesses as discontinued operations.
      Iberian Operations — During the second quarter of 2006, we committed to a plan to sell our Iberian operations. These operations manufacture, market and sell private label and branded milk in Spain and Portugal. The decision to sell such operations is part of our strategy to focus on our core dairy and branded businesses. In the second quarter of 2006, we recognized an estimated non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million, representing our best estimate as of June 30, 2006 of the impairment required based on our expected proceeds upon sale of the Iberian operations.
      On September 14, 2006, we completed the sale of our operations in Spain for cash proceeds of approximately $96.3 million. In addition to customary indemnifications of the purchaser of the business, we have retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros (approximately $19.1 million as of September 30, 2006) if certain regulatory approvals are not received with respect to a specific facility. Primarily as a result of such retained obligations and indemnifications, an incremental loss on the sale of our operations in Spain of $2.4 million (net of tax) was recognized during the quarter ended September 30, 2006.
      In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (which comprise the remainder of our Iberian operations) for approximately

$11.4 million subject to regulatory approvals. Other than transaction related costs, no incremental loss is expected on the sale of our remaining Iberian operations.
      Sale of Marie’s Dips and Dressings and Dean’s Dips — On August 22, 2005, we completed the sale of tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips to Ventura Foods. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. Our net proceeds were approximately $189.9 million. The sale of these brands is part of our strategy to focus on our core dairy and branded businesses.
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
      Other — Included in the quarter ended September 30, 2006 is a $2.5 million gain from the favorable resolution of contingencies related to prior discontinued operations.
      Net sales and income before taxes generated by discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30(1)		September 30(1)

	2006	2005	2006	2005

	(In thousands)
Net sales	$59,886	$86,301	$223,088	$646,692
Income (loss) before taxes(2)	(2,040)	365	(51,978)	32,990

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Interest expense of $1.3 million and $4.7 million in the three and nine month periods ended September 30, 2006, respectively, was allocated to our Iberian discontinued operations based on the net assets of our discontinued operations relative to our total net assets. Interest expense of $2.3 million and $7.6 million in the three and nine month periods ended September 30, 2005, respectively, was allocated to our Iberian operations and Marie’s dips and dressings and Dean’s dips discontinued operations based on the net assets of our discontinued operations relative to our total net assets.

      Major classes of assets and liabilities of our Iberian operations included in Assets and Liabilities of Discontinued Operations were as follows:

	September 30,	December 31,
	2006	2005

	(In thousands)
Current assets	$12,321	$75,774
Non-current assets	5,266	225,953
Current liabilities	5,337	111,397
Non-current liabilities	1,153	14,632

3.	Inventories

	September 30,	December 31,
	2006	2005

	(In thousands)
Raw materials and supplies	$177,922	$151,442
Finished goods	197,491	203,562

Total	$375,413	$355,004

4.	Intangible Assets
      Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total

	(In thousands)
Balance at December 31, 2005	$2,400,843	$522,097	$2,922,940
Acquisitions	11,803	—	11,803
Purchase accounting adjustments	355	(99)	256

Balance at September 30, 2006	$2,413,001	$521,998	$2,934,999

      The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$511,867	$(5,877)	$505,990	$511,662	$(5,877)	$505,785
Intangible assets with finite lives:
Customer-related	87,621	(26,414)	61,207	86,525	(21,358)	65,167

Total	$599,488	$(32,291)	$567,197	$598,187	$(27,235)	$570,952

      Amortization expense on intangible assets for the three months ended September 30, 2006 and 2005 was $1.9 million and $1.8 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2006 and 2005 was $5.7 million and $5.3 million, respectively.

      Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$7.5 million
2008	7.4 million
2009	7.1 million
2010	6.9 million
2011	5.1 million

5.	Long-Term Debt

	September 30, 2006		December 31, 2005

	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate

	(In thousands)
Dean Foods debt obligations:
Senior credit facility	$1,612,700	5.99%	$2,258,600	5.16%
Senior notes	498,077	7.00	—	—

	2,110,777		2,258,600
Subsidiary debt obligations:
Senior notes	571,114	6.625-8.15	568,493	6.625-8.15
Receivables-backed facility	481,200	5.68	548,400	4.60
Capital lease obligations and other	13,282		11,355

	1,065,596		1,128,248

	3,176,373		3,386,848
Less current portion	(484,968)		(65,326)

Total	$2,691,405		$3,321,522

      Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At September 30, 2006, there were outstanding term loan borrowings of $1.5 billion under the senior credit facility, and $112.7 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $136.9 million were issued but undrawn. At September 30, 2006, approximately $1.25 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.
      Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.99% at September 30, 2006. However, we had interest rate swap agreements in place that hedged $1.5 billion of our borrowings under the senior credit facility at an average rate of 4.55%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.
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
      Our credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the Board of Directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we are in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.
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
      Dean Foods Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The outstanding balance at September 30, 2006 was $498.1 million.
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
      Subsidiary Senior Notes  — Legacy Dean had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$250.1 million ($250 million face value), at 8.15% interest, maturing in August 2007;

•	$192.1 million ($200 million face value), at 6.625% interest, maturing in May 2009; and

•	$128.9 million ($150 million face value), at 6.9% interest, maturing in October 2017.
      The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.
      Receivables-Backed Facility — We entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. During the first nine months of 2006, we made net payments of $67.2 million on this facility leaving an outstanding balance of $481.2 million at September 30, 2006. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 5.68% at September 30, 2006. Our ability to re-borrow under this facility is subject to a borrowing base formula. The receivables-backed facility was fully funded at September 30, 2006.
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
      The following table summarizes our various interest rate agreements in effect at September 30, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$550
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	450

      The following table summarizes our various interest rate agreements in effect at December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
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
      As of September 30, 2006 and December 31, 2005, our derivative asset and liability balances were:

	September 30,	December 31,
	2006	2005

	(In thousands)
Current derivative asset	$7,780	$5,877
Long-term derivative asset	8,562	10,028

Total derivative asset	$16,342	$15,905

Current derivative liability	$(264)	$(1,926)
Long-term derivative liability	—	(400)

Total derivative liability	$(264)	$(2,326)

      There was no hedge ineffectiveness for the three and nine months ended September 30, 2006, respectively. Approximately $3.7 million and $5.6 million of interest income (net of taxes) were reclassified to interest expense from other comprehensive income during the three and nine months ended September 30, 2006, respectively. We estimate that approximately $4.6 million of net derivative income (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will partially offset the higher interest payments recorded on our variable rate debt.
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

	Condensed Consolidating Balance Sheet as of September 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$511	$38,521	$4,038	$—	$43,070
Receivables, net	18	31,315	725,939	—	757,272
Intercompany receivables	299,614	2,423,148	288,496	(3,011,258)	—
Other current assets	88,712	475,918	4	—	564,634

Total current assets	388,855	2,968,902	1,018,477	(3,011,258)	1,364,976
Property, plant and equipment, net	954	1,772,442	18,749	—	1,792,145
Goodwill	—	2,934,908	91	—	2,934,999
Identifiable intangible and other assets	60,112	593,385	4	—	653,501
Investment in subsidiaries	6,351,945	—	—	(6,351,945)	—
Assets of discontinued operations	—	—	17,587	—	17,587

Total	$6,801,866	$8,269,637	$1,054,908	$(9,363,203)	$6,763,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$48,695	$786,629	$429	$—	$835,753
Income taxes payable	255,243	(226,320)	132	—	29,055
Intercompany notes	1,945,752	589,004	476,502	(3,011,258)	—
Current portion of long-term debt	225,000	259,968	—	—	484,968

Total current liabilities	2,474,690	1,409,281	477,063	(3,011,258)	1,349,776
Long-term debt	1,885,777	324,428	481,200	—	2,691,405
Other long-term liabilities	456,519	263,041	—	—	719,560
Liabilities of discontinued operations	—	—	6,490	—	6,490
Total stockholders’ equity	1,984,880	6,272,887	90,155	(6,351,945)	1,995,977

Total	$6,801,866	$8,269,637	$1,054,908	$(9,363,203)	$6,763,208

	Condensed Consolidating Balance Sheet as of December 31, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$249	$18,677	$5,530	$—	$24,456
Receivables, net	21	41,962	776,448	—	818,431
Intercompany receivables	285,354	2,217,898	373,488	(2,876,740)	—
Other current assets	106,684	451,378	244	—	558,306

Total current assets	392,308	2,729,915	1,155,710	(2,876,740)	1,401,193
Property, plant and equipment, net	613	1,761,208	14,980	—	1,776,801
Goodwill	—	2,922,849	91	—	2,922,940
Identifiable intangible and other assets	54,468	593,746	9	—	648,223
Investment in subsidiaries	6,101,994	—	—	(6,101,994)	—
Assets of discontinued operations	—	—	301,727	—	301,727

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,354	$870,336	$377	$—	$926,067
Income taxes payable	233,928	(199,518)	131	—	34,541
Intercompany notes	1,674,132	658,512	544,096	(2,876,740)	—
Current portion of long-term debt	56,250	4,465	4,611	—	65,326

Total current liabilities	2,019,664	1,333,795	549,215	(2,876,740)	1,025,934
Long-term debt	2,202,350	570,772	548,400	—	3,321,522
Other long-term liabilities	425,156	250,030	—	—	675,186
Liabilities of discontinued operations	—	—	126,029	—	126,029
Total stockholders’ equity	1,902,213	5,853,121	248,873	(6,101,994)	1,902,213

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,514,021	$3,771	$—	$2,517,792
Cost of sales	—	1,820,548	3,238	—	1,823,786

Gross profit	—	693,473	533	—	694,006
Selling and distribution	—	416,649	186	—	416,835
General and administrative	1,359	100,658	937	—	102,954
Facility closing and reorganization costs	—	5,471	—	—	5,471
Interest expense	29,367	18,353	311	—	48,031
Other (income) expense, net	—	393	(453)	—	(60)
Income from subsidiaries	(151,501)	—	—	151,501	—

Income (loss) from continuing operations before income taxes	120,775	151,949	(448)	(151,501)	120,775
Income taxes	46,277	57,988	(175)	(57,813)	46,277

Income (loss) from continuing operations	74,498	93,961	(273)	(93,688)	74,498
Gain (loss) on sale of discontinued operations, net of tax	—	(278)	368	—	90
Loss from discontinued operations, net of tax	—	(3,313)	(482)	—	(3,795)

Net income (loss)	$74,498	$90,370	$(387)	$(93,688)	$70,793

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$2,567,740	$1,665	$—	$2,569,405
Cost of sales	—	1,917,023	1,333	—	1,918,356

Gross profit	—	650,717	332	—	651,049
Selling and distribution	—	399,031	149	—	399,180
General and administrative	642	95,090	170	—	95,902
Facility closing and reorganization costs	—	17,993	—	—	17,993
Interest expense	19,011	18,278	548	—	37,837
Other (income) expense, net	(8)	(325)	160	—	(173)
Income from subsidiaries	(119,955)	—	—	119,955	—

Income (loss) from continuing operations before income taxes	100,310	120,650	(695)	(119,955)	100,310
Income taxes	38,129	45,517	(263)	(45,254)	38,129

Income (loss) from continuing operations	62,181	75,133	(432)	(74,701)	62,181
Gain on sale of discontinued operations, net of tax	—	37,766	—	—	37,766
Loss from discontinued operations, net of tax	—	(301)	(262)	—	(563)

Net income (loss)	$62,181	$112,598	$(694)	$(74,701)	$99,384

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$7,497,904	$6,813	$—	$7,504,717
Cost of sales	—	5,469,899	5,619	—	5,475,518

Gross profit	—	2,028,005	1,194	—	2,029,199
Selling and distribution	—	1,230,846	495	—	1,231,341
General and administrative	3,738	301,764	1,401	—	306,903
Facility closing and reorganization costs	—	12,823	—	—	12,823
Interest (income) expense	89,029	55,731	(425)	—	144,335
Other (income) expense, net	(10)	(321)	285	—	(46)
Income from subsidiaries	(426,600)	—	—	426,600	—

Income (loss) from continuing operations before income taxes	333,843	427,162	(562)	(426,600)	333,843
Income taxes	129,856	164,486	(235)	(164,251)	129,856

Income (loss) from continuing operations	203,987	262,676	(327)	(262,349)	203,987
Gain (loss) on sale of discontinued operations, net of tax	—	(504)	368	—	(136)
Loss from discontinued operations, net of tax	—	(3,313)	(48,085)	—	(51,398)

Net income (loss)	$203,987	$258,859	$(48,044)	$(262,349)	$152,453

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals

	(In thousands)
Net sales	$—	$7,554,644	$4,462	$—	$7,559,106
Cost of sales	—	5,646,064	3,535	—	5,649,599

Gross profit	—	1,908,580	927	—	1,909,507
Selling and distribution	—	1,173,077	416	—	1,173,493
General and administrative	700	286,836	457		287,993
Facility closing and reorganization costs	—	26,821	—	—	26,821
Interest expense	55,815	58,215	1,651	—	115,681
Other (income) expense, net	(8)	(813)	366	—	(455)
Income from subsidiaries	(362,481)	—	—	362,481	—

Income (loss) from continuing operations before income taxes	305,974	364,444	(1,963)	(362,481)	305,974
Income taxes	119,075	140,307	(739)	(139,568)	119,075

Income (loss) from continuing operations	186,899	224,137	(1,224)	(222,913)	186,899
Gain on sale of discontinued operations, net of tax	—	37,690	—	—	37,690
Income from discontinued operations, net of tax	—	17,256	634	—	17,890

Net income (loss)	$186,899	$279,083	$(590)	$(222,913)	$242,479

	Condensed Consolidating Statements of Cash Flows
	for the Nine Months Ended September 30, 2006

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$(155,174)	$531,773	$49,453	$426,052
Additions to property, plant and equipment	(2,065)	(168,768)	(4,080)	(174,913)
Cash outflows for acquisitions and investments	(16,819)	—	—	(16,819)
Net proceeds from divestitures	96,280	—	—	96,280
Proceeds from sale of fixed assets	—	5,619	—	5,619
Other	—	—	(14,696)	(14,696)

Net cash provided by (used in) investing activities	77,396	(163,149)	(18,776)	(104,529)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(645,900)	(11,670)	(71,811)	(729,381)
Payment of deferred financing costs	(6,889)	—	—	(6,889)
Issuance of common stock, net of expenses	28,049	—	—	28,049
Tax savings on share-based compensation	31,211	—	—	31,211
Redemption of common stock	(135,679)	—	—	(135,679)
Other	—	—	11,760	11,760

Net cash used in financing activities	(231,188)	(11,670)	(60,051)	(302,909)
Net change in intercompany balances	309,228	(337,110)	27,882	—

Increase (decrease) in cash and cash equivalents	262	19,844	(1,492)	18,614
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$511	$38,521	$4,038	$43,070

	Condensed Consolidating Statements of Cash Flows
	for the Nine Months Ended September 30, 2005

			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals

	(In thousands)
Net cash provided by (used in) operating activities	$(8,198)	$487,572	$(3,598)	$475,776
Additions to property, plant and equipment	(534)	(204,367)	(1,134)	(206,035)
Cash outflows for acquisitions and investments	(361)	—	—	(361)
Net proceeds from divestitures	—	189,862	—	189,862
Proceeds from sale of fixed assets	—	4,821	2,200	7,021
Other	—	(7,875)	(14,761)	(22,636)

Net cash used in investing activities	(895)	(17,559)	(13,695)	(32,149)
Proceeds from issuance of debt	9,100	—	—	9,100
Repayment of debt	(77,350)	(110,322)	(8,629)	(196,301)
Payment of deferred financing costs	(3,281)	—	—	(3,281)
Issuance of common stock, net of expenses	46,051	—	—	46,051
Tax savings on share-based compensation	16,895	—	—	16,895
Redemption of common stock	(345,087)	—	—	(345,087)
Other	—	11,153	22,168	33,321

Net cash provided by (used in) financing activities	(353,672)	(99,169)	13,539	(439,302)
Net change in intercompany balances	363,354	(370,433)	7,079	—

Increase in cash and cash equivalents	589	411	3,325	4,325
Cash and cash equivalents, beginning of period	174	24,326	857	25,357

Cash and cash equivalents, end of period	$763	$24,737	$4,182	$29,682

6.	Common Stock and Share-Based Compensation
      Under our share-based long-term incentive compensation plans (including inducement grants to newly-hired employees), we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their compensation in the form of restricted stock in lieu of cash.
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
      We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

Expected volatility	25%	25%	25%	25%
Expected dividend yield	0%	0%	0%	0%
Expected option term	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free rate of return	4.70 to 5.10%	3.84 to 4.16%	4.28 to 5.10%	3.63 to 4.26%

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
      The following table summarizes stock option activity during the first nine months of 2006:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2005	17,859,283	$18.87
Options granted during the first nine months	2,639,805	37.68
Options canceled or forfeited during the first nine months(1)	(721,902)	17.44
Options exercised during the first nine months	(4,158,435)	15.43

Options outstanding at September 30, 2006	15,618,751	23.04	6.35	$296,487,822

Options exercisable at September 30, 2006	10,883,467	18.59	5.31	$255,037,083

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.
      The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $10.98 per share and $7.79 per share, respectively, and the total intrinsic value of options exercised during the same periods was $95.8 million and $47.2 million, respectively. The fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $23.4 million and $41.7 million, respectively.
      During the three months ended September 30, 2006 and 2005, we recognized stock option expense of $5.7 million and $5.8 million, respectively, and an income tax benefit related to stock option expense of $2.2 million and $1.3 million, respectively. During the first nine months of 2006 and 2005, we recognized stock option expense of $16.7 million and $18.7 million, respectively, and an income tax benefit related to the stock option expense of $6.6 million and $4.5 million, respectively.
      During the three months ended September 30, 2006 we recognized a pre-tax cumulative non-cash charge of approximately $500,000 resulting from administrative errors associated with historical stock option compensation expense related to a few stock option grants in 1997 and 2000. As the aggregate differences were not deemed material, no restatement of our historical financial statements is necessary and the full impact of the cumulative non-cash charge was recognized in the third quarter.
      During the first nine months of 2006, cash received from stock option exercises was $46.8 million and the total tax benefit for tax deductions to be realized for these option exercises was $39.9 million. In addition, we received 610,757 shares of common stock in lieu of cash for stock option exercises.
      At September 30, 2006, there was $29.4 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 1.1 years.
      Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant typically vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. All unvested stock units vest immediately upon a change of control. The following table summarizes stock unit activity during the first nine months of 2006:

	Employees	Directors	Total

Stock units outstanding at December 31, 2005	825,248	67,774	893,022
Stock units issued during the first nine months	445,750	25,500	471,250
Shares issued during first nine months upon vesting of stock units	(333,623)	(23,598)	(357,221)
Stock units cancelled or forfeited during the first nine months(1)	(154,582)	—	(154,582)

Stock units outstanding at September 30, 2006	782,793	69,676	852,469

Weighted average grant date fair value	$33.35	$35.47	$33.49

(1)	Pursuant to the terms of our stock unit plans, stock units that are canceled or forfeited become available for future grants.
      During the three months ended September 30, 2006 and 2005, we recognized stock unit expense of $2.5 million and $5.3 million, respectively, and an income tax benefit related to stock unit expense of $0.6 million and $1.2 million, respectively. During the first nine months of 2006 and 2005, we recognized stock unit expense of $11.7 million and $13.6 million, respectively, and an income tax benefit related to the stock unit expense of $3.4 million and $2.7 million, respectively.
      The weighted-average grant date fair value of stock units granted during the nine months ended September 30, 2006 and 2005 was $37.63 per share and $28.33 per share, respectively. At September 30, 2006, there was $23.8 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.
      Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the first nine months of 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2005	29,516	$35.27
Restricted shares granted during the first nine months	22,014	39.33
Restricted shares vested during the first nine months	(23,595)	36.10

Nonvested at September 30, 2006	27,935	37.77

      Stock Repurchases — During the first nine months of 2006, we incurred approximately $135.7 million, including commissions and fees, to repurchase 3,737,200 shares of our common stock for an average price of $36.31 per share. The repurchases were funded using borrowings under our senior credit facility and cash flow from operations.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$74,498	$62,181	$203,987	$186,899
Denominator:
Average common shares	133,739,115	148,098,362	134,643,557	149,578,334
Basic EPS from continuing operations	$0.56	$0.42	$1.51	$1.25

Diluted EPS computation:
Numerator:
Income from continuing operations	$74,498	$62,181	$203,987	$186,899
Denominator:
Average common shares — basic	133,739,115	148,098,362	134,643,557	149,578,334
Stock option conversion	5,219,835	6,502,384	5,503,163	5,476,012
Stock units	200,708	935,748	353,943	1,082,745

Average common shares — diluted	139,159,658	155,536,494	140,500,663	156,137,091

Diluted EPS from continuing operations	$0.54	$0.40	$1.45	$1.20

8.	Comprehensive Income (Loss)
      The components of comprehensive income (loss) are summarized below.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(In thousands)
Income from continuing operations	$74,498	$62,181	$203,987	$186,899
Other comprehensive income (loss):
Cumulative translation adjustment	801	(342)	1,441	(1,035)
Change in fair value of derivative instruments, net of tax	(9,675)	1,440	7,160	3,255
Amounts reclassified to income statement related to hedging activities, net of tax	(3,707)	1,897	(5,575)	7,305
Minimum pension liability adjustment, net of tax	—	—	—	(1,792)

	(12,581)	2,995	3,026	7,733

Comprehensive income from continuing operations	61,917	65,176	207,013	194,632

Income (loss) from discontinued operations, net of tax	(3,705)	37,203	(51,534)	55,580
Cumulative translation adjustment	(24,408)	(281)	(13,850)	(23,506)

Comprehensive income (loss) from discontinued operations	(28,113)	36,922	(65,384)	32,074

Comprehensive income	$33,804	$102,098	$141,629	$226,706

9.	Employee Retirement and Postretirement Benefits
      Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$633	$727	$1,898	$2,182
Interest cost	4,143	4,251	12,428	12,752
Expected return on plan assets	(3,946)	(3,925)	(11,837)	(11,774)
Amortizations:
Unrecognized transition obligation	28	27	83	80
Prior service cost	213	157	638	471
Unrecognized net loss	861	753	2,583	2,258
Effect of settlement	88	887	263	2,660

Net periodic benefit cost	$2,020	$2,877	$6,056	$8,629

      We expect to contribute $36.1 million to the pension plans during 2006.
      Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(In thousands)
Components of net period cost:
Service cost	$265	$251	$796	$753
Interest cost	375	276	1,125	830
Amortizations:
Prior service cost	(17)	(17)	(51)	(52)
Unrecognized net loss	239	71	718	213

Net periodic benefit cost	$862	$581	$2,588	$1,744

      We expect to contribute $2.6 million to the postretirement health plans during 2006.

10.	Facility Closing And Reorganization Costs
      Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $5.5 million and $18.0 million during the three months ended September 30, 2006 and 2005, respectively, and $12.8 million and $26.8 million during the nine months ended September 30, 2006 and 2005, respectively.
      The charges recorded during 2006 are primarily related to the closing of Dairy Group facilities in Union, New Jersey and Madison, Wisconsin and the reorganization of WhiteWave Foods Company.
      We expect to incur additional charges related to these restructuring plans of approximately $5.5 million, including approximately $600,000 in work force reduction costs and approximately $4.9 million in shutdown and other costs. Approximately $3.4 million and $2.1 million of these additional charges are expected to be completed by December 31, 2006 and 2007, respectively.

      The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2006 was approximately $13.0 million. We are marketing these properties for sale.
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
      Activity for the first nine months of 2006 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2005	Charges	Payments	2006

	(In thousands)
Cash charges:
Workforce reduction costs	$8,302	$2,842	$(7,708)	$3,436
Shutdown costs	209	4,223	(4,405)	27
Lease obligations after shutdown	2,072	1,160	(1,363)	1,869
Settlement of contracts	724	45	(769)	—
Other	470	1,416	(1,626)	260

Subtotal	$11,777	9,686	$(15,871)	$5,592

Noncash charges:
Write-down of assets		3,137

Total charges		$12,823

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
      The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as, costs to exit certain contractual obligations.
      Activity with respect to these acquisition liabilities during the first nine months of 2006 is summarized below:

	Accrued		Accrued
	Charges at		Charges at
	December 31,		September 30,
	2005	Payments	2006

	(In thousands)
Workforce reduction costs	$366	$(222)	$144
Shutdown and exit costs	40,479	(38,911)	1,568

Total	$40,845	$(39,133)	$1,712

11.	Commitments and Contingencies
      Contingent Obligations Related to Divested Operations — We have divested several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe we have established adequate reserves for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.
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
      During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During the first quarter of 2006, we received approximately $3.1 million in settlement of a portion of our business interruption claim for the period of August 29, 2005 through December 31, 2005. During the third quarter of 2006, we received approximately $600,000 in settlement of a portion of our business interruption claim for the period of January 1, 2006 through March 31, 2006. The insurance proceeds are recorded within cost of sales. We will continue to submit additional business interruption claims during 2006, and we will recognize these amounts upon settlement of the claims.
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
      Two shareholder derivative complaints have been filed against the Company which allege stock option backdating. The complaints name certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of the Board of Directors of the Company was established and has been conducting its own independent review of our stock option grants and the allegations made in the complaints. The committee consists of independent board members not named in the litigation.
      The Company has also been informed by the staff of the Securities and Exchange Commission (the “SEC”) that it is conducting an informal inquiry into the Company’s stock option practices. The Company intends to cooperate fully with the SEC’s inquiry.

12.	Business and Geographic Information and Major Customers
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
      Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. Rachel’s Organic manufactures and distributes organic dairy products in the United Kingdom under the Rachel’s Organic and Divine Rice® brand names. A portion of our WhiteWave Foods Company’s products are sold through the Dairy Group’s distribution network. Those sales, together with their related costs, are included in WhiteWave Foods Company for segment reporting purposes.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2006	2005	2006	2005

	(In thousands)
Net sales to external customers:
Dairy Group	$2,204,143	$2,270,310	$6,576,901	$6,690,986
WhiteWave Foods Company	313,649	299,095	927,816	868,120

Total	$2,517,792	$2,569,405	$7,504,717	$7,559,106

Intersegment sales:
Dairy Group	$3,168	$19,615	$9,841	$56,091
WhiteWave Foods Company	23,627	24,426	69,658	74,467

Total	$26,795	$44,041	$79,499	$130,558

Operating income:
Dairy Group	$172,653	$156,498	$505,878	$476,890
WhiteWave Foods Company	36,484	36,188	92,560	77,394
Corporate	(34,920)	(36,719)	(107,483)	(106,263)

Segment operating income	174,217	155,967	490,955	448,021
Facility closing and reorganization costs	(5,471)	(17,993)	(12,823)	(26,821)

Total	$168,746	$137,974	$478,132	$421,200

	September 30,	December 31,
	2006	2005

	(In thousands)
Assets:
Dairy Group	$5,129,789	$5,197,092
WhiteWave Foods Company	1,376,502	1,308,388
Corporate	239,330	243,677
Discontinued operations	17,587	301,727

Total	$6,763,208	$7,050,884

      Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.
      Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their net sales in the first nine months of 2006. Approximately 17.6% of our consolidated net sales in the first nine months of 2006 were to this same customer.

13.	Subsequent Events
      Stock Repurchase — Between October 1, 2006 and November 3, 2006, we spent approximately $29.8 million to repurchase 716,100 shares of our common stock at an average price of $41.63 per share, excluding commissions and fees. At November 3, 2006, approximately $153.1 million remained available under our stock repurchase authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
      We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company segment manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products such as: Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, and LAND O’LAKES® creamers and fluid dairy products.
      Dairy Group — Our Dairy Group segment is our largest segment, with approximately 88% of our consolidated net sales in the nine months ended September 30, 2006. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.
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
Recent Developments
Discontinued Operations
      Iberian Operations — Our Iberian operations include the manufacture and distribution of private label and branded milk across Spain and Portugal. We entered the Iberian market in February 2000 prior to the merger of Suiza Foods Corporation and Dean Foods Company, which occurred in December 2001, when we believed that opportunities for domestic expansion appeared limited. With the emergence of the WhiteWave Foods Company platform and additional growth opportunities within our domestic Dairy Group, our primary focus has been on our domestic operations. Accordingly, with the change in our strategic focus, we concluded that there are other organizations that may be better positioned to take advantage of the Iberian market. In the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that such sale could be completed within one year. In the second quarter of 2006, we recognized an estimated non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million, representing our best estimate as of June 30, 2006 of the impairment required based on our expected proceeds upon sale of the Iberian operations.
      On September 14, 2006, we completed the sale of our operations in Spain for cash proceeds of approximately $96.3 million. In addition to customary indemnifications of the purchaser of the business, we have retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros (approximately $19.1 million as of September 30, 2006) if certain regulatory approvals are not received with respect to a specific facility. Primarily as a result of such retained obligations and indemnifications, an incremental loss on sale of our operations in Spain of $2.4 million (net of tax) was recognized during the quarter ended September 30, 2006.
      In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (which comprise the remainder of our Iberian operations) for approximately $11.4 million subject to regulatory approvals. Other than transaction related costs, no incremental loss is expected on the sale of our remaining Iberian operations. The Iberian operations have been reclassified as discontinued operations.
      Other Discontinued Operations — On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect, majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and Second Nature® businesses previously conducted by WhiteWave Foods Company, and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.
      On August 22, 2005, we completed the sale of certain tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips. We also licensed the Dean trademark to Ventura Foods for use on certain non-dairy dips. Our net proceeds were approximately $189.9 million.
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
Facility Closing and Reorganization Activities
      We recorded a total of approximately $12.8 million in facility closing and reorganization costs during the first nine months of 2006, related to previously announced plans. We expect to incur additional charges related to these restructuring plans of approximately $5.5 million. Approximately $3.4 million and $2.1 million of these additional charges are expected to be completed by December 31, 2006 and 2007, respectively. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.
      See Note 10 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations
      The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30

	2006		2005		2006		2005

	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,517.8	100.0%	$2,569.4	100.0%	$7,504.7	100.0%	$7,559.1	100.0%
Cost of sales	1,823.8	72.4	1,918.3	74.7	5,475.5	73.0	5,649.6	74.7

Gross profit	694.0	27.6	651.1	25.3	2,029.2	27.0	1,909.5	25.3
Operating costs and expenses:
Selling and distribution	416.8	16.6	399.2	15.5	1,231.4	16.4	1,173.5	15.5
General and administrative	101.4	4.0	94.5	3.7	302.4	4.0	283.4	3.7
Amortization of intangibles	1.6	0.1	1.4	—	4.5	—	4.6	0.1
Facility closing and reorganization costs	5.5	0.2	18.0	0.7	12.8	0.2	26.8	0.4

Total operating costs and expenses	525.3	20.9	513.1	19.9	1,551.1	20.6	1,488.3	19.7

Total operating income	$168.7	6.7%	$138.0	5.4%	$478.1	6.4%	$421.2	5.6%

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005 — Consolidated Results
      Net Sales — Consolidated net sales decreased approximately $51.6 million to $2.52 billion during the third quarter of 2006 from $2.57 billion in the third quarter of 2005. Net sales by segment are shown in the table below.

	Quarter Ended September 30

			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$2,204.1	$2,270.3	$(66.2)	(2.9)%
WhiteWave Foods Company	313.7	299.1	14.6	4.9

Total	$2,517.8	$2,569.4	$(51.6)	(2.0)%

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
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 72.4% in the third quarter of 2006 compared to 74.7% in the third quarter of 2005 primarily due to lower raw milk costs in our Dairy Group segment in the third quarter of 2006.
      Operating Costs and Expenses — Our operating expenses increased approximately $12.2 million during the third quarter of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 20.9% in the third quarter of 2006 compared to 19.9% during the third quarter of 2005. Operating expenses increased primarily due to an increase in distribution costs of $14.4 million resulting from higher fuel prices and increased volumes. In addition, general and administrative expenses increased approximately $6.9 million due to higher salaries and benefits, legal and professional fees and information technology expenditures partially offset by a reduction in share-based compensation expense. These increases were offset by a decline of approximately $12.5 million in facility closing and reorganization costs. See “— Results by Segment” for more information.
      Operating Income — Operating income during the third quarter of 2006 was $168.7 million, an increase of $30.7 million from the third quarter of 2005 operating income of $138.0 million. Our operating margin in the third quarter of 2006 was 6.7% compared to 5.4% in the third quarter of 2005. Our operating margin increased primarily as a result of lower raw milk costs.
      Other (Income) Expense — Total other expense increased to $48.0 million in the third quarter of 2006 compared to $37.7 million in the third quarter of 2005. Interest expense increased to $48.0 million in the third quarter of 2006 from $37.8 million in the third quarter of 2005 primarily due to higher average debt balances and higher interest rates.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in the third quarter of 2006 compared to 38.0% in the third quarter of 2005. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005  — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended September 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$2,204.1	100.0%	$2,270.3	100.0%
Cost of sales	1,619.1	73.5	1,729.5	76.2

Gross profit	585.0	26.5	540.8	23.8
Operating costs and expenses	412.3	18.7	384.3	16.9

Total segment operating income	$172.7	7.8%	$156.5	6.9%

      The Dairy Group’s net sales decreased approximately $66.2 million, or 2.9%, in the third quarter of 2006 versus the third quarter of 2005. The change in net sales from the third quarter of 2005 to the third quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$2,270.3
Acquisitions	3.9	0.2%
Volume	4.7	0.2
Pricing and product mix	(74.8)	(3.3)

2006 Net sales	$2,204.1	(2.9)%

      The Dairy Group’s net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 16% lower in the third quarter of 2006 compared to the third quarter of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2006 compared to the third quarter of 2005:

	Quarter Ended September 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$6.95	(1)	$8.24	(1)	(16)%
Class I butterfat mover(3)	1.24	(2)	1.73	(2)	(28)
Class II raw skim milk minimum(4)	6.86	(1)	7.85	(1)	(13)
Class II butterfat minimum(4)	1.32	(2)	1.84	(2)	(28)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2005, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      These price decreases were partly offset by fluid milk volume increases during the third quarter of 2006. Fluid milk volumes (which represented approximately 68% of the Dairy Group’s sales volume during the quarter) increased approximately 1.3%. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation.
      The Dairy Group’s cost of sales as a percentage of net sales decreased to 73.5% in the third quarter of 2006 compared to 76.2% in the third quarter of 2005 primarily due to the decrease in raw milk costs compared to the prior year. In addition, we reached a favorable resolution of a dispute with Consolidated Container Company, a supplier of resin and plastic bottles, resulting in a $7.0 million reduction in cost of sales in the third quarter of 2006. These decreases were partly offset by higher resin costs of approximately $9.1 million during the third quarter of 2006 compared to the third quarter of 2005. Resin is the primary component used in our plastic bottles.
      The Dairy Group’s operating expenses increased approximately $28.0 million to $412.3 million during the third quarter of 2006 compared to $384.3 million in the third quarter of 2005, primarily due to a $16.2 million increase in distribution costs. Distribution costs increased as a result of higher fuel prices of approximately $3.7 million, as well as, increased labor costs and volume. General and administrative expenses increased approximately $7.7 million due to higher salaries and benefits, information technology expenditures, and losses on sales of fixed assets.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended September 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$313.7	100.0%	$299.1	100.0%
Cost of sales	204.4	65.2	188.5	63.0

Gross profit	109.3	34.8	110.6	37.0
Operating costs and expenses	72.8	23.2	74.4	24.9

Total segment operating income	$36.5	11.6%	$36.2	12.1%

      WhiteWave Foods Company’s net sales increased by $14.6 million, or 4.9%, in the third quarter of 2006 versus the third quarter of 2005. The change in net sales from the third quarter of 2005 to the third quarter of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$299.1
Volume	5.6	1.9%
Pricing and product mix	9.0	3.0

2006 Net sales	$313.7	4.9%

      The increase in net sales was primarily due to increased prices in response to higher raw material costs. Volumes increased approximately 1.9% related to the growth of our key brands, particularly Silk and Horizon Organic. Our overall volume growth was significantly impacted by the elimination of certain product offerings in late 2005 and early 2006.
      Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 65.2% in the third quarter of 2006 from 63.0% in the third quarter of 2005. Cost of sales dollars increased approximately $15.9 million primarily due to higher commodity costs, including organic raw milk and sugar, as well as higher sales volumes.
      Operating expenses decreased approximately $1.6 million in the third quarter of 2006 compared to the same period in the prior year primarily related to a decrease in distribution expenses due to efficiencies gained through centralizing and reducing distribution points.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Consolidated Results
      Net Sales — Consolidated net sales decreased to $7.50 billion during the first nine months of 2006 compared to $7.56 billion in the first nine months of 2005. Net sales by segment are shown in the table below.

	Nine Months Ended September 30

			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)

	(Dollars in millions)
Dairy Group	$6,576.9	$6,691.0	$(114.1)	(1.7)%
WhiteWave Foods Company	927.8	868.1	59.7	6.9

Total	$7,504.7	$7,559.1	$(54.4)	(0.7)%

      Net sales decreased approximately $54.4 million during the first nine months of 2006 compared to the same period in the prior year primarily due to the pass-through of lower Class I raw skim milk and butterfat costs in our Dairy Group. These price decreases were partly offset by higher pricing at WhiteWave Foods Company in response to higher commodity costs, as well as increased volumes in both segments. See “— Results by Segment” for more information.
      Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs, labor costs, and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased to 73.0% in the first nine months of 2006 compared to 74.7% in the first nine months of 2005 primarily due to lower raw milk costs in our Dairy Group segment.
      Operating Costs and Expenses — Our operating expenses increased $62.8 million during the first nine months of 2006 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 20.6% in the first nine months of 2006 compared to 19.7% during the first nine months of 2005. Operating expenses increased primarily due to an increase in distribution costs of $50.7 million related to higher fuel costs and increased volumes and an increase in general and administrative expenses of $19.0 million due to higher information technology spending, losses on sales of fixed assets, higher salaries and benefits, and higher legal and professional fees. These increases were offset by an approximately $14.0 million decrease in facility closing and reorganization costs.
      Operating Income — Our operating margin in the first nine months of 2006 was 6.4% compared to 5.6% in the first nine months of 2005. Operating income during the first nine months of 2006 was $478.1 million, an increase of $56.9 million from operating income of $421.2 million during the first nine months of 2005. Operating income increased primarily due to lower raw milk costs in our Dairy Group segment. See “— Results by Segment” for more information.
      Other (Income) Expense — Total other expense increased to $144.3 million in the first nine months of 2006 compared to $115.2 million in the first nine months of 2005. Interest expense increased to $144.3 million in the first nine months of 2006 from $115.7 million in the first nine months of 2005 primarily due to higher average debt balances and higher interest rates.
      Income Taxes — Income tax expense was recorded at an effective rate of 38.9% in both the first nine months of 2006 and 2005. Our tax rate varies as the mix of earnings contributed by our various business units changes.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 — Results by Segment

Dairy Group —
      The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Nine Months Ended September 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$6,576.9	100.0%	$6,691.0	100.0%
Cost of sales	4,871.1	74.1	5,082.5	76.0

Gross profit	1,705.8	25.9	1,608.5	24.0
Operating costs and expenses	1,199.9	18.2	1,131.6	16.9

Total segment operating income	$505.9	7.7%	$476.9	7.1%

      The Dairy Group’s net sales decreased approximately $114.1 million, or 1.7%, in the first nine months of 2006 versus the first nine months of 2005. The change in net sales from the first nine months of 2005 to the first nine months of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$6,691.0
Acquisitions	3.9	0.1%
Volume	116.1	1.7
Pricing and product mix	(234.1)	(3.5)

2006 Net sales	$6,576.9	(1.7)%

      The Dairy Group’s net sales decreased primarily due to the effects of lower selling prices resulting from the pass-through of lower Class I raw skim milk and butterfat costs. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. Class I raw skim milk prices were approximately 15% lower in the first nine months of 2006 compared to the first nine months of 2005. The following table sets forth the average monthly component prices of the Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2006 compared to the same period in 2005:

	Nine Months Ended
	September 30*

	2006		2005		% Change

Class I raw skim milk mover(3)	$7.36	(1)	$8.67	(1)	(15)%
Class I butterfat mover(3)	1.32	(2)	1.75	(2)	(25)
Class II raw skim milk minimum(4)	7.30	(1)	7.60	(1)	(4)
Class II butterfat minimum(4)	1.31	(2)	1.74	(2)	(25)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2005, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.
      The Dairy Group’s sales volumes increased by 1.7% during the first nine months of 2006 compared to the first nine months of 2005. Fluid milk volumes (which represented approximately 68% of the Dairy Group’s sales volume during the first nine months of 2006) increased approximately 2.3% during the first nine months of 2006 compared to the same period in the prior year. We believe the increase in volumes is a result of the superior value and service that we are able to offer our customers as the largest dairy processor in the nation.
      The Dairy Group’s cost of sales as a percentage of net sales decreased to 74.1% in the first nine months of 2006 compared to 76.0% in the first nine months of 2005. Cost of sales dollars decreased $211.4 million primarily due to lower raw milk costs in the first nine months of 2006 compared to the same period in the prior year.

      The Dairy Group’s operating expense as a percentage of net sales increased to 18.2% in the first nine months of 2006 from 16.9% in the first nine months of 2005. Operating expense dollars increased approximately $68.3 million during the first nine months of 2006 compared to the first nine months of 2005, primarily due to an increase in distribution costs. Total distribution costs increased $50.8 million primarily as a result of higher fuel prices which impacted distribution costs by approximately $16.3 million, increased deliveries in our DSD system due to the addition of certain customers and the acquisition of several small distributors in 2006. General and administrative expenses increased approximately $15.2 million primarily due to higher information technology spending, losses on sales of fixed assets, higher salaries and benefits, and higher legal and professional fees.

WhiteWave Foods Company —
      The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Nine Months Ended September 30

	2006		2005

	Dollars	Percent	Dollars	Percent

	(Dollars in millions)
Net sales	$927.8	100.0%	$868.1	100.0%
Cost of sales	603.4	65.0	565.8	65.2

Gross profit	324.4	35.0	302.3	34.8
Operating costs and expenses	231.8	25.0	224.9	25.9

Total segment operating income	$92.6	10.0%	$77.4	8.9%

      WhiteWave Foods Company’s net sales increased by $59.7 million, or 6.9%, in the first nine months of 2006 versus the first nine months of 2005. The change in net sales from the first nine months of 2005 to the first nine months of 2006 was due to the following:

	Dollars	Percent

	(Dollars in millions)
2005 Net sales	$868.1
Volume	23.9	2.8%
Pricing and product mix	35.8	4.1

2006 Net sales	$927.8	6.9%

      The increase in net sales was primarily due to higher pricing in response to increased commodity costs and increased volumes related to the growth of our brands, particularly Silk and Horizon Organic. Our overall volume growth was significantly impacted by the elimination of certain product offerings in late 2005 and early 2006.
      Cost of sales as a percentage of net sales for WhiteWave Foods Company decreased to 65.0% in the first nine months of 2006 from 65.2% in the first nine months of 2005. Cost of sales dollars increased $37.6 million primarily due to higher organic raw milk and sugar costs and increased volumes.
      Operating expenses increased approximately $6.9 million in the first nine months of 2006 compared to the same period in the prior year primarily due to higher marketing expenses related to a new marketing campaign for Silk soymilk.
Liquidity and Capital Resources
Historical Cash Flow
      During the first nine months of 2006, we met our working capital needs with cash flow from operations.

      Net cash provided by operating activities from continuing operations was $427.0 million for the first nine months of 2006 as contrasted to $468.2 million for the same period in 2005, a decrease of $41.2 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which declined approximately $81.3 million in the first nine months of 2006 compared to the first nine months of the prior year. The decline primarily relates to changes in working capital balances, lower raw milk costs, payment of annual employee bonuses and a payment made in settlement of contractual obligations under a co-pack agreement entered into prior to our acquisition of an entity.
      Net cash used in investing activities from continuing operations was $89.8 million in the first nine months of 2006 compared to $9.5 million in the first nine months of 2005, an increase of $80.3 million. Our capital expenditures totaled $174.9 million in the first nine months of 2006 compared to $206.0 in the first nine months of 2005. We received net proceeds of approximately $96.3 million for divestitures in the first nine months of 2006 compared to $189.9 million in the first nine months of 2005.
      We repaid a net amount of $231.4 million of debt in the first nine months of 2006.
Current Debt Obligations
      The table below summarizes our obligations for indebtedness and purchase and lease obligations at September 30, 2006. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period

Indebtedness, Purchase &		10/1/06-	10/1/07-	10/1/08-	10/1/09-	10/1/10-
Lease Obligations	Total	9/30/07	9/30/08	9/30/09	9/30/10	9/30/11	Thereafter

	(In millions)
Senior credit facility	$1,612.7	$225.0	$225.0	$1,162.7	$—	$—	$—
Dean Foods senior notes(1)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(1)	600.0	250.0	—	200.0	—	—	150.0
Receivables-backed facility	481.2	—	—	481.2	—	—	—
Capital lease obligations and other	13.3	9.9	0.8	0.7	0.7	0.4	0.8
Purchase obligations(2)	487.0	244.5	94.6	41.7	19.7	10.7	75.8
Operating leases	474.0	104.6	91.8	79.9	66.7	47.6	83.4
Interest payments(3)	891.2	235.0	202.9	136.3	45.4	45.4	226.2

Total	$5,059.4	$1,069.0	$615.1	$2,102.5	$132.5	$104.1	$1,036.2

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the rates and balances in effect at September 30, 2006. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.
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
      We expect to contribute approximately $36.1 million to the pension plans and approximately $2.6 million to the postretirement health plans in 2006.
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
Future Capital Requirements
      During 2006, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $185 million to $190 million based on current debt levels and cash taxes to be approximately $50 million to $55 million.
      As of September 30, 2006 the portion of our long-term debt due within the next 12 months totaled $485.0 million. We expect that cash flow from operations together with availability under our existing senior credit facility will be sufficient to meet our anticipated future capital requirements. As of November 3, 2006, approximately $1.36 billion was available for future borrowings under our senior credit facility.
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
      During the first nine months of 2006, Class I raw skim milk and butterfat prices declined. We expect raw skim milk and butterfat prices to increase in the fourth quarter of 2006. However, these prices are difficult to predict, and we change our forecasts frequently based on current market activity.
      During the first nine months of 2006, the prices of resin and fuel have continued to increase. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to remain high throughout the remainder of 2006.
      WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2006 and 2007. Generally, these agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we could be required to pay could be significantly higher.
      Significant raw materials used in our products include organic raw milk and sugar. Organic raw milk is not readily available and the growth of our organic dairy business depends on us being able to procure sufficient quantities of organic raw milk in time to meet our needs. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. The industry-wide demand for organic raw milk has exceeded supply, resulting in our inability to fully meet customer demand. As a result, at times we are forced to limit quantities we ship to our customers. While we are not currently on allocation, we expect supply to be tight for the foreseeable future. Also, as our contracts with farmers expire, we may have to renew at higher prices as a result of increased competition for organic raw milk supply. The increase in the demand for organic milk combined with competitive activity and a limited supply has put significant upward pressure on organic milk costs. We also have experienced an increase in sugar costs during the first nine months of 2006 and expect these costs to remain high during the remainder of the year.
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
Tax Rate
      Our tax rate was 38.9% for the first nine months of 2006 and 2005. We expect our effective tax rate for the full year 2006 to be approximately 39.0%.
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
      The following table summarizes our various interest rate agreements in effect at September 30, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$550
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	450

      The following table summarizes our various interest rate agreements in effect at December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts

		(In millions)
3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500
      We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. We recorded $5.6 million of interest income, net of taxes, during the first nine months of 2006 primarily as a result of interest rates on our variable rate debt rising above the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.
      A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2006, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.
Foreign Currency
      We are exposed to foreign currency risk due to operating cash flows that are denominated in foreign currencies. Our most significant foreign currency exposures relate to the euro and British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of September 30, 2006, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.
Butterfat
      Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the CME. The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under these arrangements if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

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

Changes in Internal Control over Financial Reporting
      During the third quarter of 2006, WhiteWave Foods Company implemented SAP as its primary financial reporting and resource planning system. SAP was implemented at all locations of WhiteWave Foods Company in the United States except for the manufacturing facilities located in City of Industry, CA, Jacksonville, FL and Mt. Crawford, VA. WhiteWave Foods Company will implement SAP at these facilities during the first half of 2007.
Conclusions
      Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. Other than the implementation of SAP as discussed above, there was no change in our internal control over financial reporting in the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
      Two shareholder derivative complaints have been filed in July and October, 2006 in the district court of Dallas County, Texas, against the Company which allege stock option backdating. The complaints name certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of the Board of Directors of the Company was established and has been conducting its own independent review of our stock option grants and the allegations made in the complaints. The committee consists of independent board members not named in the litigation.
      The Company also has been informed by the staff of the Securities and Exchange Commission (the “SEC”) that it is conducting an informal inquiry into the Company’s stock option practices. The Company intends to cooperate fully with the SEC’s inquiry.

Item 1A.	Risk Factors
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely. Except as reported in any previously filed Quarterly Report on Form 10-Q and the third and sixth items identified below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment
      In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. During 2005, we appointed a new President of WhiteWave Foods, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and the supply chain integration is in process. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we will continue to focus on streamlining our product portfolio, focusing on the most profitable opportunities and on continuing to optimize our supply chain. We are in the process of implementing the SAP platform across WhiteWave Foods Company, which we expect will enable us to more effectively and efficiently manage our supply chain and business processes. During the third quarter of 2006, we implemented SAP at all locations of WhiteWave Foods Company in the United States except for three of our manufacturing facilities. We will implement SAP at these facilities during the first half of 2007. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.
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
The Consolidation of Retail Customers May Put Pressures on the Company’s Operating Margins and Profitability
      The Company’s customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. These customers also may use shelf space currently used for the Company’s products for their private label products. If the Company fails to respond to these trends, its volume growth could slow or it may need to lower prices or increase promotional spending for its products, any of which would adversely affect its profitability.
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
      Because our Dairy Group delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave Foods business is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. The Dairy Group utilizes a significant amount of resin, which is the primary component used in our plastic bottles. Over the past year, the prices of resin and fuel have increased and resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.
Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales and, in the Case of Organic Products, Put Pressure on the Availability of Raw Materials
      Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do, and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. The willingness of consumers to purchase the Company’s products will depend upon the Company’s ability to offer products providing the right consumer benefits at the right price. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other lower-priced products which could result in a reduction of sales. Finally, there is a limited supply of organic raw materials in the United States, especially organic soybeans and organic raw milk. New entrants into our markets can reduce available supply and drive up costs. Even without new entrants, our own growth can put pressure on the availability and price of organic raw materials.
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
The Company May Experience Liabilities or Negative Effects on Its Reputation as a Result of Product Recalls, Product Injuries or Other Legal Claims
      The Company sells products for human consumption, which involves a number of legal risks. Product contamination, spoilage or other adulteration, product misbranding or product tampering could require the Company to recall products. The Company also may be subject to liability if its products or operations violate applicable laws or regulations or in the event its products cause injury, illness or death. In addition, the Company advertises its products and could be the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including consumer protection statutes of some states. A significant product liability or other legal judgment against the Company or a widespread product recall may negatively impact the Company’s profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding the Company’s products or processes could adversely affect its reputation and brand image.
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
      The following table summarizes the repurchase of our common stock during 2006:

Maximum
Number (or
Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet be
	Total Number of	Average Price	of Publicly	Purchased Under
	Shares (or Units)	Paid Per	Announced Plans	the Plans or
Period	Purchased	Share(1)	or Programs	Programs(2)

January 2006	—	$—	—	$—
February 2006	400,000	38.37	70,382,766	3.2 million
March 2006	—	—	—	—
April 2006	—	—	—	—
May 2006	2,050,800	36.25	72,433,566	228.8 million
June 2006	1,286,400	35.69	73,719,966	182.9 million
July 2006	—	—	—	—
August 2006	—	—	—	—
September 2006	—	—	—	—

Total	3,737,200	36.29	73,719,966	182.9 million

(1)	Excludes fees and commissions paid on stock repurchases.

(2)	Amount represents maximum amount authorized for share repurchases. At September 30, 2006, approximately $182.9 million remained available pursuant to the stock repurchase program approved by our Board of Directors on May 3, 2006, which allowed for the repurchase of an additional $300 million in stock beyond amounts previously authorized. The amount can be increased by actions of our Board of Directors.

Item 6.	Exhibits
      (a) Exhibits

10.1	Executive Severance Pay Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen

Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer
November 9, 2006