Form 10-K
period 2006-12-31
DEAN FOODS CO
filed 2007-03-01
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
For Annual and Transition Reports Pursuant to
Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2006, based on the $37.19 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2006, was approximately $4.78 billion.

The number of shares of the registrant’s common stock outstanding as of February 23, 2007 was 128,948,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 18, 2007 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products.

Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Segments and Operating Divisions

We have two reportable segments: the Dairy Group and WhiteWave Foods Company. Our reportable segments are described below.

Dairy Group

Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products to retailers, distributors, foodservice outlets, schools and governmental entities across the United States.

The Dairy Group’s net sales totaled approximately $8.82 billion in 2006, or approximately 87% of our consolidated net sales. The following charts graphically depict the Dairy Group’s 2006 net sales by product and by channel, and indicate the percentage of private label versus company branded sales in 2006.

(1)	Includes, among other things, half-and-half, whipping cream, dairy coffee creamers and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks and water.

(5)	Includes, among other things, items for resale such as butter, cheese and eggs.

(6)	Such as restaurants, hotels and other foodservice outlets.

Products not sold under private labels are sold under the Dairy Group’s local and regional proprietary or licensed brands. Our local and regional proprietary and licensed brands include the following:

Alta Dena®	Gandy’stm	Oak Farms®
Arctic Splash®	Garelick Farms®	Over the Moontm
Barbers®	Hershey’s® (licensed brand)	Pet® (licensed brand)
Barbe’s®	Hygeia®	Price’stm
Berkeley Farmstm	Kohlertm	Puritytm
Broughton®	LAND O’LAKES®	Reitertm
Borden® (licensed brand)	(licensed brand)	Robinson®
Brown Cow®	Land-O-Sun & design®	Saunderstm
Brown’s Dairy®	Lehigh Valley®	Schenkel’s All*Startm
Bud’s Ice Creamtm	Libertytm	Schepps®
Chug®	Louis Trauth®	Sealtest® (licensed brand)
Country Charm®	Maplehurst®	Shenandoah’s Pride®
Country Churntm	Mayfield®	Skinny Cowtm (licensed brand)
Country Delitetm	McArthur®	Stroh’s®
Country Fresh®	Meadow Brooktm	Swiss Dairytm
Country Love®	Meadow Gold®	Swiss Premiumtm
Creamlandtm	Melody Farms®	TG Lee®
Dairy Fresh®	Mile High Ice Creamtm	Tuscan®
Dean’s®	Model Dairy®	Turtle Tracks®
Dipzz®	Mountain High®	Verifine®
Fieldcrest®	Nature’s Pride®	Viva®
Foremost® (licensed brand)

The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer (Wal-Mart including its subsidiaries, such as Sam’s Club, which accounted for approximately 18.2% of the Dairy Group’s 2006 net sales), purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

Our Dairy Group currently operates 98 manufacturing facilities in 34 states. For more information about facilities in the Dairy Group, see “Item 2. Properties.”

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

The primary raw material used in our Dairy Group is raw milk. We purchase our raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Another significant raw material used by our Dairy Group is resin, which is used to make plastic bottles. Resin is a petroleum-based product, and the price of resin is subject to fluctuations based on changes in crude oil prices. Resin supplies have from time to time been insufficient to meet demand. Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to diesel fuel used to operate our extensive DSD system, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long- term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand. For more information, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.”

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

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation, led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2005, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins.

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

For more information about our Dairy Group, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 to our Consolidated Financial Statements.

WhiteWave Foods Company

WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic dairy products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products, White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.

WhiteWave Foods Company’s net sales totaled approximately $1.28 billion in 2006, or approximately 13% of our consolidated net sales. WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The following charts graphically depict WhiteWave Foods Company’s net sales by brand and by channel:

(1)	Includes Horizon Organic and The Organic Cow organic dairy products.

(2)	Includes Hershey’s milk and milk shakes and White Wave and Tofu Town tofu.

WhiteWave Foods Company sells its products through its internal sales force and through independent brokers. The majority of WhiteWave Foods Company’s products including sales to its largest customer (Wal-Mart including its subsidiaries, such as Sam’s Club, which accounted for approximately 14.3% of WhiteWave Foods Company’s 2006 net sales) are sold pursuant to customer purchase orders or pursuant to contracts that are generally terminable at will by the customer.

In 2006, approximately 75% of the products sold by WhiteWave Foods Company were manufactured in facilities operated by either WhiteWave Foods Company or our Dairy Group. The remaining 25% were manufactured by third-party manufacturers under processing agreements. WhiteWave Foods Company currently operates seven manufacturing facilities, including three facilities that were previously operated by our Dairy Group. The majority of WhiteWave Foods Company’s products are delivered by common carrier to customer warehouses, although some products are distributed through third-party distributors or through our Dairy Group’s DSD system.

The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2007. These agreements provide pricing at fixed levels. The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 360 dairy farmers across the United States. We also produce certain of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, we expect that our efforts to foster increased supply and overall industry supply growth will ease the historical shortfall in supply over the near term. We are currently taking steps to increase consumer demand for our products to avoid a meaningful oversupply of raw organic milk; however, there can be no assurance that the supply of raw organic milk in the market will not exceed demand in an amount that could exert downward pricing pressure on the sale of our products and negatively impact our profitability. The primary raw material used in our LAND O’LAKES and other non-organic dairy products is raw milk. We purchase raw milk from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The minimum price of raw milk is regulated in most parts of the country by the federal government. Several states also regulate raw milk pricing through their own programs. Other raw materials used in WhiteWave Foods Company’s products, such as flavorings, organic sugar and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of these raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of raw materials increase and decrease based on supply and demand. For more information, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.”

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

Current Business Strategy

Lead Growth in The Dairy Category

As the largest dairy processor in the United States, our Dairy Group is in a unique position to provide unmatched service, convenience and value to our customers. We are intently focused on maintaining and extending our Dairy Group’s leadership position by focusing on our customer needs.

In 2006, our Dairy Group’s fresh milk volumes were up 1.9% compared to total U.S. consumption growth of approximately 1%, according to data published by the US Department of Agriculture. We believe this increase in market share is an indication of the success of our strategy. In 2007, we will maintain our focus on the highest level of service, quality and value.

Drive Efficiencies and Productivity to Fund Growth

In 2006, we began a multi-year project designed to extend our Dairy Group’s competitive advantage through leveraging of our nation-wide purchasing power, as well as a realignment of our finance and accounting organization. As part of this project, we announced that we hired a Chief Procurement Officer in December 2006. In 2007, we will continue to evaluate our purchasing activities with a focus on reducing costs through consolidated purchase agreements. Throughout 2007, we will transition our finance and transaction personnel into regional accounting and transaction centers, improving the consistency, quality and cost of these activities.

Fully Leverage our Selling Systems, Especially DSD

Our Dairy Group operations include one of the largest refrigerated DSD networks in the United States. In addition to products manufactured within our Dairy Group facilities, we utilize the DSD network to deliver products manufactured by WhiteWave Foods Company, as well as third party products. In 2007, we will continue to focus on leveraging our DSD capabilities including the expansion of fresh fluid organic milk and single serve products.

Bring Innovation to the Category

Given our relative strength in people, facilities and customer-base, we have an opportunity to bring product innovation to the dairy case. In 2006, we significantly expanded the distribution of Rbst Free dairy products, further expanding our product line to meet customer demand for healthy nutritional products. In 2007, we will introduce a new Silk Plus line of products. This extension of the Silk product line will feature additional fortifications designed to offer specific health benefits.

Maximize the Performance of WhiteWave Foods Company

In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods segment into a single business. We are building a vertically integrated branded business with a focused product portfolio, efficient manufacturing processes and an efficient distribution system. During 2005, we completed the consolidation of our sales, marketing and research and development organization and began the process of integrating our supply chain. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group, and we narrowed our network of co-packers. Further, we began building a leadership team with significant experience in growing a branded products company. In 2006, we focused on streamlining our product portfolio, focusing on our most profitable long-term opportunities, and on continuing to optimize our supply chain. In addition, in 2006 we installed the Silk and Horizon Organic brands and a portion of our plant network onto the SAP enterprise operating software platform. We expect to complete the installation of the remainder of our brands and production facilities in 2007. The implementation of the SAP platform across WhiteWave Foods Company will enable us to more effectively and efficiently manage our supply chain and business processes.

Developments Since January 1, 2006

Discontinued Operations

Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. In the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that such sale could be completed within one year. At that time, we recognized a non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million, representing our best estimate as of June 30, 2006 of the impairment required based on our expected proceeds upon sale of the Iberian operations.

On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of approximately $96.0 million. In addition to customary indemnifications of the purchaser of the business, we retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros (approximately $19.8 million as of December 31, 2006) if certain regulatory approvals are not received with respect to a specific facility. A loss on the sale of our operations in Spain of $6.8 million (net of tax) was recognized during 2006.

In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for approximately $11.4 million subject to regulatory approvals and working capital adjustments. We completed the sale of our Portuguese operations in January 2007. No significant loss is expected on the sale.

The Iberian operations have been reclassified as discontinued operations for all periods presented.

Management Changes

On April 27, 2006, we announced Jack F. Callahan Jr. as our Executive Vice President and Chief Financial Officer. He began his employment in May 2006. Previously, Mr. Callahan served as Senior Vice President of Corporate Strategy and Development at PepsiCo, where he oversaw all corporate strategy and merger and acquisition activity.

On November 21, 2006, we announced Harrald Kroeker as our Senior Vice President and Chief Operating Officer, Dairy Group. Previously, Mr. Kroeker served in multiple executive capacities at Pepsi Bottling Group — most recently as Vice President and General Manager, Great West Business Unit.

On December 12, 2006, we announced Bradley J. Holcomb as our Senior Vice President and Chief Procurement Officer, Dairy Group. Previously, Mr. Holcomb served as Senior Vice President of Global Materials and Supply at Royal Group Technologies Limited.

On February 22, 2007, we announced Blaine E. McPeak as our President, Horizon Organic. Previously, Mr. McPeak served as President of Kellogg Company’s Wholesome Portable Breakfast and Snacks division.

Stock Repurchases

Between February 1 and December 31, 2006, we spent approximately $399.9 million to repurchase 10.0 million shares of our common stock for an average price of $39.90 per share, excluding commissions and fees. On May 3, 2006, and again on November 29, 2006, our Board of Directors authorized increases in our stock repurchase program in the aggregate amount of $600 million. At February 23, 2007, approximately $218.7 million remained available under our stock repurchase authorization.

Facility Closing and Reorganization Activities

In 2006, we recorded a charge of $25.1 million as part of our ongoing costs savings initiative. We recorded a charge of $23.0 million related to our Dairy Group operations for the closing of three Dairy Group facilities and other previously announced plans. We also recorded a charge of $2.1 million related to the previously announced reorganization of WhiteWave Foods Company. We expect to incur additional charges related to all of these restructuring plans of approximately $15.4 million, primarily in 2007. A significant portion of the 2007 charges relate to the realignment of our Dairy Group’s finance and accounting organization. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

Dean Foods Company Senior Notes

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

Employees

As of December 31, 2006, we had the following employees:

	No. of	% of
	Employees	Total

Dairy Group	24,828	94%
WhiteWave Foods Company	1,311	5
Corporate	209	1

Total	26,348	100%

Approximately 35% of the Dairy Group’s and 38% of WhiteWave Foods Company’s employees participate in collective bargaining agreements.

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

Employee Safety Regulations

We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations.

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

We maintain above-ground or underground petroleum storage tanks at many of our facilities. These tanks are periodically inspected to determine compliance with applicable regulations. We are required to make expenditures from time to time in order to maintain compliance of these tanks. To date, such expenditures have not had a material effect on our Consolidated Financial Statements. In accordance with Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”, we recognized a liability of $2.8 million as of December 31, 2005, representing the estimated future cost of removing certain underground fuel storage tanks. As we generally have ceased construction of new underground fuel storage tanks, the impact of this Interpretation was not material in 2006 and we do not anticipate the impact to be material in future periods.

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

Organic Regulations

Our organic products are required to meet the standards set forth in the Organic Foods Production Act (“OFPA”) and the regulations adopted thereunder by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non organic or synthetic materials in the production of organic foods or in the raising of organic livestock. We believe that we are in material compliance with the organic regulations applicable to our business.

Brief History

We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following activity has occurred:

December 1993	•	Acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We then began acquiring other local and regional U.S. dairy processors, growing our dairy business rapidly primarily through acquisitions.
April 1996	•	Completed our initial public offering under our former name “Suiza Foods Corporation” and began trading on NASDAQ National Market.
January 1997	•	Completed a secondary offering.
March 1997	•	Began trading on the New York Stock Exchange.
August 1997	•	Acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers. After the acquisition, we began acquiring other companies in the plastic packaging industry.
November 1997	•	Acquired Morningstar Foods Inc., whose business was a predecessor to our WhiteWave Foods Company. This was our first acquisition of a company with national brands.
April 1998	•	Sold our packaged ice operations.
May 1998	•	Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.
July 1999	•	Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.
January 2000	•	Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.
February 2000	•	Acquired Leche Celta, one of the largest dairy processors in Spain.
March and May 2000	•	Sold our European packaging operations.
December 2001	•	Acquired Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.
May 2002	•	Acquired the portion of White Wave, Inc. that we did not already own.
January 2004	•	Acquired the portion of Horizon Organic that we did not already own.
2005	•	Consolidated our nationally branded business, including White Wave, Horizon Organic and Dean National Brand Group into a single operating unit called WhiteWave Foods Company.
June 2005	•	Spun-off our Specialty Foods Group segment to our shareholders.
September 2006	•	Sold our Leche Celta operations in Spain.
January 2007	•	Sold our Leche Celta operations in Portugal.

Minority Holdings

We own an approximately 25% interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a majority ownership interest. Less than 1% of CCC is owned indirectly by Alan Bernon, President of our Dairy Group and a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2006, we spent approximately $284.4 million on products purchased from CCC. Because CCC has issued certain senior notes, CCC files annual, quarterly and other reports with the Securities and Exchange Commission. More information about CCC can be found on its website at www.cccllc.com or in its filings with the Securities and Exchange Commission available at www.sec.gov.

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

You may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

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

Reorganization of Our WhiteWave Foods Company Segment Could Temporarily Adversely Affect the Performance of the Segment

In 2004, we began the process of consolidating the operations of the three operating units that comprise our WhiteWave Foods Company segment into a single business. During 2005, we appointed a new President of WhiteWave Foods Company, which was a key step in the development of a consolidated leadership team for the organization. We also completed the consolidation of the sales, marketing and research and development organization and began the process of integrating our supply chain. We consolidated most product manufacturing into five primary facilities, three of which were transferred from our Dairy Group in 2005, and we narrowed our network of co-packers. In 2006, we focused on streamlining our product portfolio, focusing on the most profitable opportunities, and on continuing to optimize our supply chain. On January 1, 2006, we transferred our Rachel’s Organic business in the United Kingdom from our former International division to WhiteWave Foods Company. In addition, in 2006 we installed the Silk and Horizon Organic brands and a portion of our plant network onto the SAP enterprise operating software platform. We expect to complete the installation of the remainder of our brands and production facilities in 2007. The implementation of the SAP platform across WhiteWave Foods Company will enable us to more effectively and efficiently manager our supply chain and business processes. Our failure to successfully manage this process could cause us to incur unexpected costs or to lose customers or sales, which could have a material adverse effect on our financial results.

Reorganization of Our Dairy Group Segment Could Temporarily Adversely Affect the Performance of the Segment

In 2006, we started the process of realigning our Dairy Group segment in order to further streamline our organization, improve efficiency within our operations and better meet the needs of our customers. We are currently focused on reorganizing our purchasing, finance and other administrative functions to better leverage our scale, which we expect will enable us to more effectively and efficiently manage our business processes. Furthermore, we are in the process of consolidating our information technology systems, including the implementation of standard accounting and distribution software packages. Our failure to successfully manage this process could cause us to incur unexpected costs, which could have a material adverse effect on our financial results.

The Consolidation of Retail Customers May Put Pressures on Our Operating Margins and Profitability

Our customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. These customers may use shelf space currently used for our products for their private label products. If we fail to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us

Raw skim milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soybeans and sugar are significant inputs utilized by WhiteWave Foods Company. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. We expect certain raw material prices, including raw skim milk prices, to increase in 2007.

In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, our efforts to foster increased supply have increased overall industry supply which has eased the historical shortfall in supply. We are currently taking steps to increase consumer demand for our products to avoid a meaningful oversupply of raw organic milk; however, there can be no assurance that the supply of raw organic milk in the market will not exceed demand in an amount that could exert downward pricing pressure on the sale of our products and negatively impact our profitability.

Because our Dairy Group delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave Foods business is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. The Dairy Group utilizes a significant amount of resin, which is the primary component used in our plastic bottles. Resin supplies have from time to time been insufficient to meet demand. Over the first nine months of 2006, the prices of resin and fuel increased before decreasing over the last three months of the year. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales

Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do, and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other lower-priced products which could result in a reduction of sales.

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

We May Experience Liabilities or Negative Effects on Our Reputation as a Result of Product Recalls, Product Injuries or Other Legal Claims

We sell products for human consumption, which involves a number of legal risks. Product contamination, spoilage or other adulteration, product misbranding or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations or in the event our products cause injury, illness or death. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including consumer protection statutes of some states. A significant product liability or other legal judgment against us or a widespread product recall may negatively impact our profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding our products or processes could adversely affect our reputation and brand image.

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

We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our debt level and related debt service obligations:

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

The interest rate on certain of our debt is based on our debt rating, as issued by Standard & Poor’s and Moody’s. We have no ability to control the ratings issued by Standard & Poor’s and Moody’s. A downgrade in our debt rating could cause our interest rate to increase, which could adversely affect our ability to achieve our targeted profitability level, as well as our cash flow.

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

Dairy Group

Our Dairy Group currently conducts its manufacturing operations within the following 98 facilities, most of which are owned:

Birmingham, Alabama (2)
Decatur, Alabama
Buena Park, California (2)
City of Industry, California
Fullerton, California
Gustine, California
Hayward, California
Riverside, California
Tulare, California
Delta, Colorado
Denver, Colorado (3)
Englewood, Colorado
Greeley, Colorado
Newington, Connecticut
Miami, Florida
Orange City, Florida
Orlando, Florida
Baxley, Georgia
Braselton, Georgia
Hilo, Hawaii
Honolulu, Hawaii
Boise, Idaho
Belvidere, Illinois
Chemung, Illinois
Huntley, Illinois
O’Fallon, Illinois
Rockford, Illinois
Huntington, Indiana
Rochester, Indiana
Louisville, Kentucky
Murray, Kentucky
Newport, Kentucky
New Orleans, Louisiana
Shreveport, Louisiana
Bangor, Maine
Franklin, Massachusetts
Lynn, Massachusetts
Mendon, Massachusetts
Detroit, Michigan
Evart, Michigan
Flint, Michigan
Grand Rapids, Michigan
Livonia, Michigan
Marquette, Michigan
Thief River Falls, Minnesota
White Bear Lake, Minnesota
Woodbury, Minnesota
Billings, Montana
Great Falls, Montana
Kalispell, Montana
Lincoln, Nebraska
Las Vegas, Nevada
Reno, Nevada
Burlington, New Jersey
Albuquerque, New Mexico
New Delhi, New York
Rensselaer, New York
Hickory, North Carolina
High Point, North Carolina
Winston-Salem, North Carolina
Bismarck, North Dakota
Tulsa, Oklahoma
Marietta, Ohio
Springfield, Ohio
Toledo, Ohio
Belleville, Pennsylvania
Erie, Pennsylvania
Lansdale, Pennsylvania
Lebanon, Pennsylvania
Schuylkill Haven, Pennsylvania
Sharpsville, Pennsylvania
Florence, South Carolina
Spartanburg, South Carolina
Sioux Falls, South Dakota
Athens, Tennessee
Kingsport, Tennessee
Nashville, Tennessee (2)
Dallas, Texas (2)
El Paso, Texas
Houston, Texas
Lubbock, Texas
McKinney, Texas
San Antonio, Texas
Sulphur Springs, Texas (2)
Waco, Texas
Orem, Utah
Salt Lake City, Utah
Portsmouth, Virginia
Springfield, Virginia
Richland Center, Wisconsin
Sheboygan, Wisconsin

Each of the Dairy Group’s manufacturing facilities also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches located across the country, some of which are owned but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.

WhiteWave Foods Company

WhiteWave Foods Company currently conducts its manufacturing operations from the following seven facilities, all but one of which is owned:

•	City of Industry, California

•	Boulder, Colorado

•	Jacksonville, Florida

•	Bridgeton, New Jersey

•	Cedar City, Utah

•	Mt. Crawford, Virginia

•	Aberystwyth, United Kingdom

WhiteWave Foods Company also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland and leases an organic dairy farm in Portales, New Mexico.

WhiteWave Foods Company’s headquarters are located in leased premises in Broomfield, Colorado.

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

Two shareholder derivative complaints were filed in July and October 2006 in the district court of Dallas County, Texas, which allege stock option backdating. The complaints name certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of our Board of Directors was established in August 2006. The Committee has conducted its own independent review of our stock option grants and the allegations made in the complaints. The committee consists of independent board members not named in the litigation. This Committee has determined that there were no fraudulent acts by management.

The staff of the Securities and Exchange Commission (the “SEC”) is conducting an informal inquiry into our stock option practices. We are cooperating fully with the SEC’s inquiry.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted by us during the fourth quarter of 2006 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Our Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock began trading on the NASDAQ National Market on April 17, 1996, and continued trading on the NASDAQ until March 5, 1997, when it began trading on the New York Stock Exchange under the symbol “SZA.” We changed our trading symbol to “DF” effective December 24, 2001. The following table sets forth the high and low sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 23, 2007, there were approximately 4,854 record holders of our common stock.

	High	Low

2005:
First Quarter	$35.60	$31.74
Second Quarter	41.07	33.87
Third Quarter	38.86	34.80
Fourth Quarter	39.45	34.45
2006:
First Quarter	39.69	37.02
Second Quarter	39.79	34.70
Third Quarter	42.81	35.97
Fourth Quarter	43.51	39.36
2007:
First Quarter (through February 23, 2007)	46.22	41.26

On June 27, 2005, we declared a stock dividend related to the Spin-off of TreeHouse Foods, which decreased our stock price. No adjustment has been made to the historical stock prices related to the impact of the stock dividend.

We have not historically declared or paid a cash dividend on our common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior credit facility.

A summary of the increases in our stock repurchase program, as authorized by our Board of Directors, is shown below.

	Authorized	Cumulative
	Increase in Stock	Authorized Stock
Date of Authorization	Repurchase Program	Repurchase Program
	(In millions)

September 15, 1998	$100	$100
September 28, 1999	100	200
November 17, 1999	100	300
May 19, 2000	100	400
November 2, 2000	100	500
January 8, 2003	150	650
February 12, 2003	150	800
September 7, 2004	200	1,000
November 2, 2004	100	1,100
August 10, 2005	300	1,400
November 2, 2005	300	1,700
May 3, 2006	300	2,000
November 29, 2006	300	2,300

The following table summarizes the repurchase of our common stock during 2006:

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as	that May Yet
	Total Number of	Average	Part of Publicly	be Purchased
	Shares (or Units)	Price Paid	Announced Plans	Under the Plans
Period(1)	Purchased	Per Share(2)	or Programs	or Programs(3)

February 2006	400,000	$38.37	70,382,766	$3.2 million
May 2006	2,050,800	36.25	72,433,566	228.8 million
June 2006	1,286,400	35.69	73,719,966	182.9 million
October 2006	716,100	41.63	74,436,066	153.1 million
November 2006	3,493,600	41.53	77,929,666	308.0 million
December 2006	2,075,300	43.06	80,004,966	218.7 million

Total	10,022,200

(1)	Repurchases during 2006 were made only in the months listed.

(2)	Excludes fees and commissions paid on stock repurchases.

(3)	Amount represents maximum amount authorized for share repurchases. At December 31, 2006, approximately $218.7 million remained available pursuant to the stock repurchase program approved by our Board of Directors on November 29, 2006, which allowed for the repurchase of an additional $300 million in stock beyond amounts previously authorized. The amount can be increased by actions of our Board of Directors.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2006 has been derived from our audited Consolidated Financial Statements. Balances for 2002 through 2006 have been adjusted to remove our Leche Celta operations which have been reclassified as discontinued operations. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31
	2006		2005		2004		2003		2002
	(Dollars in thousands except share data)

Operating data(1):
Net sales	$10,098,555		$10,174,718		$9,725,548		$8,146,103		$8,002,677
Cost of sales(2)	7,358,676		7,591,548		7,338,138		5,985,527		5,895,645

Gross profit	2,739,879		2,583,170		2,387,410		2,160,576		2,107,032
Operating costs and expenses:
Selling and distribution(2)	1,648,860		1,581,028		1,472,112		1,309,498		1,262,492
General and administrative	409,225		380,490		355,772		330,751		343,355
Amortization of intangibles	5,983		6,106		5,105		3,576		6,229
Facility closing and reorganization costs	25,116		35,451		24,575		11,787		19,050
Other operating income(3)	—		—		(5,899)		(68,719)		—

Total operating costs and expenses	2,089,184		2,003,075		1,851,665		1,586,893		1,631,126

Operating income	650,695		580,095		535,745		573,683		475,906
Other (income) expense:
Interest expense(4)	194,547		160,230		191,788		166,897		181,795
Financing charges on trust issued preferred securities	—		—		—		14,164		33,578
Equity in (earnings) losses of unconsolidated affiliates	—		—		—		(244)		7,899
Other (income) expense, net	435		(683)		(722)		(2,708)		2,953

Total other expense	194,982		159,547		191,066		178,109		226,225

Income from continuing operations before income taxes	455,713		420,548		344,679		395,574		249,681
Income taxes	175,450		163,898		138,472		159,386		94,623
Minority interest in earnings	—		—		—		—		30

Income from continuing operations	280,263		256,650		206,207		236,188		155,028
Gain (loss) on sale of discontinued operations, net of tax	(1,978)		38,763		—		—		(8,231)
Income (loss) from discontinued operations, net of tax	(52,871)		14,793		47,514		85,297		58,888

Income before cumulative effect of accounting change	225,414		310,206		253,721		321,485		205,685
Cumulative effect of accounting change, net of tax(5)	—		(1,552)		—		—		(61,519)

Net income	$225,414		$308,654		$253,721		$321,485		$144,166

Basic earnings per common share:
Income from continuing operations	$2.09		$1.75		$1.33		$1.63		$1.15
Income (loss) from discontinued operations	(0.41)		0.36		0.31		0.58		0.39
Cumulative effect of accounting change	—		(0.01)		—		—		(0.47)

Net income	$1.68		$2.10		$1.64		$2.21		$1.07

Diluted earnings per common share:
Income from continuing operations	$2.01		$1.67		$1.28		$1.53		$1.08
Income (loss) from discontinued operations	(0.40)		0.35		0.30		0.53		0.31
Cumulative effect of accounting change	—		(0.01)		—		—		(0.38)

Net income	$1.61		$2.01		$1.58		$2.06		$1.01

Average common shares:
Basic	133,938,777		146,673,322		154,635,979		145,201,412		135,031,274

Diluted	139,762,104		153,438,636		160,704,576		160,695,670		163,163,904

Other data:
Ratio of earnings to fixed charges(6)	2.87	x	3.01	x	2.69	x	2.89	x	2.16	x

	Year Ended December 31
	2006	2005	2004	2003	2002
	(Dollars in thousands except share data)

Balance sheet data (at end of period):
Total assets	$6,770,173	$7,050,884	$7,756,368	$6,992,536	$6,582,265
Long-term debt(7)	3,355,851	3,386,848	3,214,269	2,777,928	2,674,122
Other long-term liabilities	238,682	225,479	321,252	256,371	287,567
Mandatorily redeemable convertible trust issued preferred securities	—	—	—	—	585,177
Total stockholders’ equity(8)	1,809,399	1,902,213	2,692,985	2,567,390	1,665,512

(1)	On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires, among its provisions, that compensation expense for equity awards be recognized over the vesting period based on their grant date fair values. In order to enhance comparability among all periods presented, we elected to adopt SFAS No. 123(R) using the modified retrospective approach. Under this transition method, the results for prior periods reflect the recognition of the compensation expense and related income tax benefit historically disclosed in our financial statements. For financial reporting purposes, share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported. As a result of adopting SFAS No. 123(R) using the modified retrospective approach, our net income was reduced by $18.9 million, $31.7 million, $34.2 million and $31.2 million in 2005, 2004, 2003 and 2002, respectively.

(2)	In 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in the distribution of our products from cost of sales to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $42.0 million, $36.2 million, $27.5 million and $22.1 million in 2005, 2004, 2003 and 2002, respectively. The reclassification had no impact on net income.

(3)	Results for 2004 include a gain of $5.9 million primarily related to the settlement of litigation. Results for 2003 include a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen creamer operations and a gain of $2.5 million related to the divestiture of 11 facilities in 2001 in connection with our acquisition of Dean Holding Company.

(4)	Results for 2004 include a charge of $32.6 million to write-off deferred financing costs related to the refinancing of our senior credit facility.

(5)	In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations”. If FIN 47 had always been in effect, we would have expensed this amount for depreciation in periods prior to January 1, 2005.

(6)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(7)	Includes the current portion of long-term debt.

(8)	The balance at December 31, 2006 reflects a $14.8 million reduction related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The reduction had no impact on net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products.

Dairy Group — Our Dairy Group segment is our largest segment, with approximately 87% of our consolidated net sales in 2006. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques, the establishment of captive dairy manufacturing operations by some grocery retailers and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation, led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2005, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume sales growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors struggle to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation, and cost reduction in an effort to increase consumption, sales and margins.

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

WhiteWave Foods Company — WhiteWave Foods Company develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products, White Wave® and Tofu Town® branded tofu and Hershey’s® milks and milkshakes. We license the LAND O’LAKES and Hershey’s names from third parties.

WhiteWave Foods Company sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. WhiteWave Foods Company sells its products through its internal sales force and through independent brokers. Most of the WhiteWave Foods Company’s customers, including its largest customer, purchase products from WhiteWave Foods Company either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

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

Recent Developments

Discontinued Operations

Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. We entered the Iberian market in February 2000 prior to the merger of Suiza Foods Corporation and Dean Foods Company, which occurred in December 2001, when we believed that opportunities for domestic expansion appeared limited. With the emergence of the WhiteWave Foods Company platform and additional growth opportunities within our domestic Dairy Group, our primary focus has been on our domestic operations. Accordingly, with the change in our strategic focus, we concluded that there are other organizations that may be better positioned to take advantage of the Iberian market. In the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that such sale could be completed within one year. At that time, we recognized a non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million, representing our best estimate as of June 30, 2006 of the impairment required based on our expected proceeds upon sale of the Iberian operations.

On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of approximately $96.0 million. In addition to customary indemnifications of the purchaser of the business, we retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros (approximately $19.8 million as of December 31, 2006) if certain regulatory approvals are not received with respect to a specific facility. A loss on the sale of our operations in Spain of $6.8 million (net of tax) was recognized during 2006.

In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for approximately $11.4 million subject to regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007. No significant loss is expected on the sale.

The Iberian operations have been reclassified as discontinued operations for all periods presented.

Acquisitions

In February 2007, our Dairy Group entered into an agreement to acquire Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction will expand our cultured dairy product capabilities and add a strong regional brand. The purchase price will be approximately $130 million, including the costs of the acquisition. We expect to complete the transaction by the second quarter of 2007, subject to regulatory approval.

Management Changes

On April 27, 2006, we announced Jack F. Callahan Jr. as our Executive Vice President and Chief Financial Officer. He began his employment in May 2006. Previously, Mr. Callahan served as Senior Vice President of Corporate Strategy and Development at PepsiCo, where he oversaw all corporate strategy and merger and acquisition activity.

On November 21, 2006, we announced Harrald Kroeker as our Senior Vice President and Chief Operating Officer, Dairy Group. Previously, Mr. Kroeker served in multiple executive capacities at Pepsi Bottling Group — most recently as Vice President and General Manager, Great West Business Unit.

On December 12, 2006, we announced Bradley J. Holcomb as our Senior Vice President and Chief Procurement Officer, Dairy Group. Previously, Mr. Holcomb served as Senior Vice President of Global Materials and Supply at Royal Group Technologies Limited.

On February 22, 2007, we announced Blaine E. McPeak as our President, Horizon Organic. Previously, Mr. McPeak served as President of Kellogg Company’s Wholesome Portable Breakfast and Snacks division.

Stock Repurchases

Between February 1 and December 31, 2006, we spent approximately $399.9 million to repurchase 10.0 million shares of our common stock for an average price of $39.90 per share, excluding commissions and fees. On May 3, 2006, and again on November 29, 2006 our Board of Directors authorized increases in our stock repurchase program in the aggregate amount of $600 million. At February 23, 2007, approximately $218.7 million remained available under our stock repurchase authorization.

Facility Closing and Reorganization Activities

In 2006, we recorded a charge of $25.1 million as part of our ongoing costs savings initiative. We recorded a charge of $23.0 million related to our Dairy Group operations for the closing of three Dairy Group facilities and other previously announced plans. We also recorded a charge of $2.1 million related to the previously announced reorganization of WhiteWave Foods Company. We expect to incur additional charges related to all of these restructuring plans of approximately $15.4 million, primarily in 2007. A significant portion of the 2007 charges relate to the realignment of our Dairy Group’s finance and accounting organization. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

Dean Foods Company Senior Notes

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2006		2005		2004
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$10,098.6	100.0%	$10,174.7	100.0%	$9,725.5	100.0%
Cost of sales	7,358.7	72.9	7,591.5	74.6	7,338.1	75.5

Gross profit	2,739.9	27.1	2,583.2	25.4	2,387.4	24.5
Operating costs and expenses:
Selling and distribution	1,648.9	16.3	1,581.0	15.5	1,472.1	15.1
General and administrative	409.2	4.1	380.5	3.7	355.8	3.7
Amortization of intangibles	6.0	0.1	6.1	0.1	5.1	0.1
Facility closing and reorganization costs	25.1	0.2	35.5	0.4	24.6	0.2
Other operating income	—	—	—	—	(5.9)	(0.1)

Total operating costs and expenses	2,089.2	20.7	2,003.1	19.7	1,851.7	19.0

Total operating income	$650.7	6.4%	$580.1	5.7%	$535.7	5.5%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Consolidated Results

Net Sales — Consolidated net sales decreased approximately 0.7% to $10.10 billion during 2006 from $10.17 billion in 2005. Net sales by segment are shown in the table below.

	Net Sales
			$ Increase/	% Increase/
	2006	2005	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$8,821.0	$8,973.4	$(152.4)	(1.7)%
WhiteWave Foods Company	1,277.6	1,201.3	76.3	6.4

Total	$10,098.6	$10,174.7	$(76.1)	(0.7)

The change in net sales was due to the following:

	Change in Net Sales 2006 vs. 2005
		Pricing, Volume	Total
		and Product	Increase/
	Acquisitions	Mix Changes	(Decrease)
	(In millions)

Dairy Group	$8.0	$(160.4)	$(152.4)
WhiteWave Foods Company	—	76.3	76.3

Total	$8.0	$(84.1)	$(76.1)

Net sales decreased approximately $76.1 million during 2006 compared to the prior year primarily due to lower raw milk costs in our Dairy Group, partly offset by volume growth at the Dairy Group and WhiteWave Foods Company and increased pricing at WhiteWave Foods Company.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Cost of sales decreased by approximately 3.1% to $7.36 billion in 2006 from $7.59 billion in 2005 primarily due to lower raw milk costs in our Dairy Group, partly offset by increased volumes at the Dairy Group and WhiteWave Foods Company and higher commodity costs at WhiteWave Foods Company. Our cost of sales as a percentage of net sales decreased to 72.9% in 2006 compared to 74.6% in 2005 primarily due to the impact of lower raw milk prices and higher volumes.

Operating Costs and Expenses — Our operating expenses increased approximately $86.1 million, or approximately 4.3%, during 2006 versus the prior year. Significant changes to operating expenses include the following:

•	Distribution costs increased approximately $60.1 million due to increased volumes and higher fuel costs partly offset by distribution efficiencies at WhiteWave Foods Company;

•	General and administrative expenses at our Dairy Group were approximately $24.2 million higher than last year, primarily due to higher information technology spending and higher salaries and benefits;

•	Marketing costs increased approximately $10.2 million due to higher spending at WhiteWave Foods Company and our Dairy Group;

•	Bad debt expense decreased $10.6 million compared to 2005. The expense in 2005 was higher due to the impact of Hurricane Katrina and the write-off of a receivable from a large customer; and

•	Net facility closing and reorganization costs that were approximately $10.3 million lower than 2005. See Note 15 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Our operating expense as a percentage of net sales increased to 20.7% for 2006 as compared to 19.7% for 2005, partly due to lower net sales resulting from lower raw milk costs.

Operating Income — For the reasons noted above, operating income was $650.7 million in 2006, an increase of $70.6 million from 2005 operating income of $580.1 million. Our operating margin was 6.4% in 2006 compared to 5.7% in 2005.

Other (Income) Expense — Interest expense increased to $194.5 million in 2006 from $160.2 million in 2005 primarily due to higher interest rates, including higher interest rates on our $500 million aggregate principal amount of senior notes issued on May 17, 2006, and higher average debt outstanding.

Income Taxes — Income tax expense was recorded at an effective rate of 38.5% in 2006 compared to 39.0% in 2005. Our effective tax rate varies based on the relative earnings of our business units. In 2006, our income tax rate was positively impacted by the settlement of certain state and federal tax matters.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$8,821.0	100.0%	$8,973.4	100.0%
Cost of sales	6,529.3	74.0	6,809.5	75.9

Gross profit	2,291.7	26.0	2,163.9	24.1
Operating costs and expenses	1,613.7	18.3	1,521.9	16.9

Total operating income	$678.0	7.7%	$642.0	7.2%

Our Dairy Group’s net sales decreased approximately $152.4 million, or 1.7%, in 2006 versus 2005. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$8,973.4
Acquisitions	8.0	0.1%
Volume	133.0	1.5
Pricing and product mix	(293.4)	(3.3)

2006 Net sales	$8,821.0	(1.7)%

The decrease in the Dairy Group’s net sales was due to lower raw milk costs, partly offset by increased volumes.

The decrease in the Dairy Group’s net sales due to pricing and product mix shown in the above table primarily resulted from decreased pricing due to the pass through of lower raw milk costs in 2006. In general, our Dairy Group changes the prices it charges customers for fluid dairy products on a monthly basis, as the costs of raw materials and other variable costs fluctuate. Because of competitive pressures, the price increases do not always reflect the entire increase in raw material and other input costs that we may experience. The following table sets forth the average monthly Class I “mover” and average monthly Class II minimum prices for raw skim milk and butterfat for 2006 compared to 2005:

	Year Ended December 31*
	2006	2005	% Change

Class I raw skim milk mover(1),(2)	$7.47	$8.54	(13)%
Class I butterfat mover(1),(3)	1.34	1.76	(24)
Class II raw skim milk minimum(2),(4)	7.35	7.74	(5)
Class II butterfat minimum(3),(4)	1.33	1.72	(23)

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Volume sales of all Dairy Group products, excluding the impact of acquisitions, increased 1.5% in 2006 compared to 2005. Volume sales of fresh milk, which were approximately 69% of the Dairy Group’s 2006 volumes, were up approximately 1.9% for the year compared to USDA data showing a 1.0% increase in total consumption of milk in the U.S. during the year.

Our Dairy Group acquired Jilbert Dairy in July 2006, which we estimate contributed an additional $8.0 million in net sales during 2006.

Our Dairy Group’s cost of sales decreased to $6.53 billion in 2006 compared to $6.81 billion in 2005 primarily due to lower raw milk costs, partly offset by increased volumes. The Dairy Group’s cost of sales as a percentage of net sales decreased to 74.0% in 2006 compared to 75.9% in 2005 primarily due to the impact of lower raw milk costs and higher volumes.

Our Dairy Group’s operating expenses increased approximately $91.8 million during 2006 compared to 2005 primarily due to: (1) higher distribution costs of $64.2 million, approximately $15 million of which was due to increased fuel prices and the remaining increase was due to increased volumes, higher salaries and benefits and higher repairs and maintenance costs; (2) higher general and administrative costs of $24.2 million due to higher information technology spending and higher compensation costs and (3) higher marketing costs of $4.1 million. Increases in selling costs were more than offset by lower bad debt expense of $8.1 million compared to 2005 due to higher bad debt expense in 2005 related to the impact of Hurricane Katrina and the write-off of a receivable from a large customer. Our Dairy Group’s operating expense as a percentage of net sales increased to 18.3% in 2006 from 16.9% in 2005.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are net sales dollars, gross profit and operating income.

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,277.6	100.0%	$1,201.3	100.0%
Cost of sales	828.2	64.8	780.4	65.0

Gross profit	449.4	35.2	420.9	35.0
Operating costs and expenses	310.0	24.3	306.0	25.4

Total operating income	$139.4	10.9%	$114.9	9.6%

WhiteWave Foods Company’s net sales increased by approximately $76.3 million, or 6.4%, in 2006 versus 2005. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$1,201.3
Volume	24.6	2.1%
Pricing and product mix	51.7	4.3

2006 Net sales	$1,277.6	6.4%

The increase in WhiteWave Foods Company’s net sales was largely due to higher pricing. The two primary drivers of this increase were (1) increased selling prices in response to increased commodity costs and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales.

Volume growth in our Silk, Horizon Organic, International Delight, LAND O’LAKES and Rachel’s Organic brands was partly offset by the elimination of certain product offerings in late 2005 and early 2006. We believe increased Horizon Organic and Silk volumes were due primarily to increased consumer acceptance and increased marketing efforts.

Cost of sales for WhiteWave Foods Company increased to $828.2 million in 2006 from $780.4 million in 2005 primarily due to the impact of higher raw material costs, particularly organic raw milk and sugar, which increased cost of sales by approximately $41 million and increased volumes. The cost of sales as a percentage of net sales declined to 64.8% in 2006 from 65.0% in 2005 due to increased selling prices and improved product mix, principally driven by the product rationalization in 2006.

Operating expenses increased approximately $4.0 million in 2006 compared to the prior year primarily due to higher marketing spending of $6.1 million, higher fuel costs of $3.5 million and SAP related costs of $2.9 million, partly offset by increased distribution efficiencies.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Consolidated Results

Net Sales — Consolidated net sales increased approximately 4.6% to $10.17 billion during 2005 from $9.73 billion in 2004. Net sales by segment are shown in the table below.

	Net Sales
	2005	2004	$ Increase	% Increase
	(Dollars in millions)

Dairy Group	$8,973.4	$8,683.1	$290.3	3.3%
WhiteWave Foods Company	1,201.3	1,042.4	158.9	15.2

Total	$10,174.7	$9,725.5	$449.2	4.6

The change in net sales was due to the following:

	Change in Net Sales 2005 vs. 2004
		Pricing, Volume
		and Product	Total
	Acquisitions	Mix Changes	Increase
	(Dollars in millions)

Dairy Group	$35.4	$254.9	$290.3
WhiteWave Foods Company	9.2	149.7	158.9

Total	$44.6	$404.6	$449.2

Net sales increased approximately $449.2 million during 2005 compared to the prior year primarily due to strong volume growth and increased pricing in the Dairy Group and WhiteWave Foods Company segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Cost of sales increased by approximately 3.5% to $7.59 billion in 2005 from $7.34 billion in 2004 primarily due to increased volumes and increased resin and other commodity costs, partly offset by lower raw milk costs in our Dairy Group. Our cost of sales as a percentage of net sales decreased to 74.6% in 2005 compared to 75.5% in 2004 primarily due to the impact of higher volumes and efficiencies gained through our facility rationalization activities.

Operating Costs and Expenses — Our operating expenses increased approximately $151.4 million, or approximately 8.2%, during 2005 versus the prior year. Operating expenses increased primarily due to the following:

•	Distribution costs increased approximately $95.2 million due to higher fuel costs and increased volumes at our Dairy Group and WhiteWave Foods Company segments;

•	Incentive compensation costs at our Dairy Group increased approximately $12 million due to improved operating results;

•	Bad debt expense at our Dairy Group increased approximately $9 million in 2005 due to the impact of Hurricane Katrina, the write-off of a receivable from a large customer, as well as the relatively higher level of bad debt recoveries recognized in 2004;

•	Corporate expenses were approximately $10.1 million higher than in 2004, primarily due to higher professional fees of approximately $11 million, primarily related to the reorganization of our WhiteWave Foods Company, and higher compensation costs, partly offset by lower share-based compensation expense;

•	Net facility closing and reorganization costs that were approximately $10.9 million higher than 2004. See Note 15 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities; and

•	Other operating income declined by approximately $5.9 million in 2005 compared to 2004 due to a gain recorded in 2004 related to the settlement of litigation.

Our operating expense as a percentage of net sales increased to 19.7% for 2005 as compared to 19.0% for 2004.

Operating Income — Operating income was $580.1 million in 2005, an increase of $44.4 million from 2004 operating income of $535.7 million. Our operating margin was 5.7% in 2005 compared to 5.5% in 2004.

Other (Income) Expense — Interest expense decreased to $160.2 million in 2005 from $191.8 million in 2004, primarily due to a charge of $32.6 million in 2004 to write-off deferred financing costs related to our senior credit facility amendment in August 2004.

Income Taxes — Income tax expense was recorded at an effective rate of 39.0% in 2005 compared to 40.2% in 2004. Our effective tax rate varies based on the relative earnings of our business units. In 2005, our income tax rate was positively impacted by a favorable tax settlement and the change in expected realization of net operating loss carryforwards. In 2004, our tax rate was negatively impacted by the write-off of deferred financing costs that were incurred in a business unit with a lower relative effective tax rate.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$8,973.4	100.0%	$8,683.1	100.0%
Cost of sales	6,809.5	75.9	6,646.5	76.5

Gross profit	2,163.9	24.1	2,036.6	23.5
Operating costs and expenses	1,521.9	16.9	1,438.6	16.6

Total operating income	$642.0	7.2%	$598.0	6.9%

The Dairy Group’s net sales increased approximately $290.3 million, or 3.3%, in 2005 versus 2004. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2004 Net sales	$8,683.1
Acquisitions	35.4	0.4%
Volume	159.4	1.8
Pricing and product mix	95.5	1.1

2005 Net sales	$8,973.4	3.3%

The increase in the Dairy Group’s net sales was driven primarily by increased volumes. Volume sales of all Dairy Group products, excluding the impact of acquisitions, increased 1.8% in 2005 compared to 2004. Volume sales of fresh milk, which were approximately 68% of the Dairy Group’s 2005 volumes, were up approximately 2.5% for the year compared to USDA data showing a relatively flat total consumption of milk in the U.S. during the year.

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

	Year Ended December 31*
	2005	2004	% Change

Class I raw skim milk mover(1),(2)	$8.54	$8.44	1%
Class I butterfat mover(1),(3)	1.76	1.95	(10)
Class II raw skim milk minimum(2),(4)	7.74	6.90	12
Class II butterfat minimum(3),(4)	1.72	2.06	(17)

*	The prices noted in this table are not the prices that we actually pay. The minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	We process Class I raw skim milk and butterfat into fluid milk products.

(2)	Prices are per hundredweight.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

The Dairy Group acquired Milk Products of Alabama in October 2004, which we estimate contributed an additional $35.4 million in sales during 2005.

The Dairy Group’s cost of sales increased to $6.81 billion in 2005 compared to $6.65 billion in 2004 primarily due to increased volumes and an approximately $43 million increase in resin costs, partly offset by lower raw milk costs. Resin prices increased primarily due to significant supply constraints resulting from the Gulf Coast hurricanes. Resin is the primary raw material in our plastic bottles. The Dairy Group’s cost of sales as a percentage of net sales decreased to 75.9% in 2005 compared to 76.5% in 2004 primarily due to the impact of higher volumes and efficiencies gained through our facility rationalization activities.

The Dairy Group’s operating expenses increased approximately $83.3 million during 2005 compared to 2004 primarily due to (1) higher distribution costs of $66.7 million, $31 million of which was due to increased fuel prices and the remaining increase was driven by increased volumes; (2) higher incentive compensation costs of approximately $12 million due to improved operating results and (3) higher bad debt expense. Bad debt expense increased approximately $9 million in 2005 compared to the prior year due to the impact of Hurricane Katrina, the write-off of a receivable from a large customer, as well as the relatively higher level of bad debt recoveries recognized in 2004. The Dairy Group’s operating expense as a percentage of net sales increased to 16.9% in 2005 from 16.6% in 2004.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are net sales dollars, gross profit and operating income.

	Year Ended December 31
	2005		2004
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,201.3	100.0%	$1,042.4	100.0%
Cost of sales	780.4	65.0	684.8	65.7

Gross profit	420.9	35.0	357.6	34.3
Operating costs and expenses	306.0	25.4	269.9	25.9

Total operating income	$114.9	9.6%	$87.7	8.4%

WhiteWave Foods Company’s net sales increased by approximately $158.9 million, or 15.2%, in 2005 versus 2004. The change in net sales from 2004 to 2005 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2004 Net sales	$1,042.4
Acquisitions	9.2	0.9%
Volume	100.2	9.6
Pricing and product mix	49.5	4.7

2005 Net sales	$1,201.3	15.2%

Double digit volume growth in our Silk and Horizon Organic brands, combined with somewhat slower growth in International Delight and LAND O’LAKES, was partly offset by the elimination of certain product offerings. We believe increased Silk and Horizon Organic volumes were due primarily to increased consumer acceptance and increased marketing efforts.

Higher pricing also contributed to the increase in sales. The two primary drivers of this increase were (1) increased selling prices in response to increased commodity costs and (2) a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales. We also benefited from the 2004 acquisition of the LAND O’LAKES cream, sour cream, and whipping cream business in the Eastern part of the U.S., which we estimate added $9.2 million to our sales growth.

Cost of sales for WhiteWave Foods Company increased to $780.4 million in 2005 from $684.8 million in 2004 primarily due to increased volumes and the impact of higher raw material costs, particularly organic raw milk and organic soybeans, which increased cost of sales by approximately $26 million. Cost of sales as a percentage of net sales declined to 65.0% in 2005 from 65.7% in 2004 due to the impact of supply chain changes and product rationalization in 2005.

Operating expenses increased approximately $36.1 million in 2005 compared to the prior year primarily due to increased volumes and higher fuel costs which together contributed approximately $22 million to distribution expenses. Compensation expense also increased as a result of increased staffing levels to support the growth of our organization.

Liquidity and Capital Resources

Historical Cash Flow

During 2006, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $561.6 million for 2006 as compared to $541.9 million for 2005, an increase of $19.7 million. Net cash provided by operating activities from continuing operations was impacted by an increase in our working capital of $86.4 million in 2006 compared to a decrease of $23.4 million in

2005 due primarily to several large obligations that were accrued at the end of 2005 and paid early in 2006. In addition, income taxes payable decreased $11.3 million in 2006 compared to an increase of $37.1 million in 2005 due to the timing of tax payments.

Net cash used in investing activities from continuing operations was $152.3 million in 2006 compared to $90.3 million in 2005, an increase of $62.0 million. We used approximately $17.2 million for acquisitions and $237.2 million for capital expenditures in 2006 compared to $1.4 million and $287.1 million in 2005, respectively. We received cash proceeds from the sale of operations of $96.0 million in 2006 compared to $189.9 million in 2005.

We used approximately $400.1 million to repurchase our stock during 2006. Set forth in the chart below is a summary of the stock we repurchased in 2006:

	No. of Shares of	Aggregate	Average
	Common Stock	Purchase	Purchase Price
Period	Repurchased	Price(1)	Per Share(1)
		(Dollars in millions
		except per share data)

February 2006	400,000	$15.4	$38.39
May 2006	2,050,800	74.4	36.27
June 2006	1,286,400	45.9	35.71
October 2006	716,100	29.8	41.65
November 2006	3,493,600	145.2	41.55
December 2006	2,075,300	89.4	43.08

	10,022,200	$400.1	39.92

(1)	Includes commissions and fees.

We repaid $53.5 million of debt in 2006 compared to a net borrowing of $157.3 million in 2005.

We received approximately $32.3 million in 2006, net of minimum withholding taxes paid from cash proceeds, compared to $57.7 million in 2005 as a result of stock option exercises and employee stock purchases through our employee stock purchase plan.

Current Debt Obligations

Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from 0 to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.99% at December 31, 2006. However, we had interest rate swap agreements in place that hedged $950.0 million of our borrowings under the senior credit facility at an average rate of 4.53%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

The senior credit facility contains various financial and other restrictive covenants and requires that we maintain certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio. We are currently in compliance with all covenants contained in our credit agreement.

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

The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of Dean Holding Company’s subsidiaries, and the real property owned by Dean Holding Company and its subsidiaries.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, certain other material adverse changes in our business, and a change in control. The credit agreement does not contain any default triggers based on our credit rating.

At December 31, 2006, we had outstanding borrowings of $1.76 billion under our senior credit facility (compared to $2.26 billion at December 31, 2005), including $1.44 billion in term loan borrowings and $313.5 million outstanding under the revolving line of credit. At December 31, 2006, there were $136.6 million of letters of credit under the revolving line that were issued but undrawn. As of February 23, 2007, approximately $1.20 billion was outstanding under our senior credit facility.

In addition to our senior credit facility, we also have a $600 million receivables-backed facility subject to a borrowing base formula. The receivables-backed facility had $512.5 million available and drawn at December 31, 2006. The average interest rate on this facility at December 31, 2006 was 5.68%. Approximately $488.4 million was outstanding under this facility at February 23, 2007.

Our outstanding borrowings under the senior credit facility decreased from 2005 to 2006 primarily due to our paydown of this facility as a result of our issuance of $500 million aggregate principal amount of senior notes on May 17, 2006, the proceeds of which were used to repay borrowings under our senior credit facility.

Other indebtedness outstanding at December 31, 2006 also included $600 million face value of outstanding indebtedness under Dean Holding Company’s senior notes, $500 million face value of outstanding indebtedness under Dean Foods Company’s senior notes and approximately $16.0 million of capital lease and other obligations.

See Note 9 to our Consolidated Financial Statements for more information about our indebtedness.

The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2006. See Note 18 to our Consolidated Financial Statements for more detail about our lease and purchase obligations.

Indebtedness, Purchase &	Payments Due by Period
Lease Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Senior credit facility	$1,757.3	$225.0	$431.3	$1,101.0	$—	$—	$—
Dean Foods Company senior notes(1)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(1)	600.0	250.0	—	200.0	—	—	150.0
Receivables-backed facility	512.5	—	—	512.5	—	—	—
Capital lease obligations and other	16.0	8.6	1.6	1.6	1.7	1.7	0.8
Purchasing obligations(2)	602.3	310.4	106.2	60.0	41.7	8.2	75.8
Operating leases	489.4	107.0	95.7	85.7	68.1	49.5	83.4
Interest payments(3)	762.2	201.5	169.6	85.5	45.3	45.3	215.0

Total	$5,239.7	$1,102.5	$804.4	$2,046.3	$156.8	$104.7	$1,025.0

(1)	Represents face value.

(2)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)	Includes fixed rate interest obligations as well as interest on our variable rate debt based on the rates and balances in effect at December 31, 2006. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits”, changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2006, we recorded non-cash pension expense of $8.1 million, of which $7.7 million was attributable to periodic expense and $350,000 was attributable to settlements compared to a total of $11.5 million in 2005, of which $3.5 million was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87, SFAS No. 106 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The assumed discount rate used to determine plan obligations was 5.85% and 5.75% at December 31, 2006 and 2005, respectively. In order to select a discount rate for purposes of valuing the plan obligations and fiscal year-end disclosure, an analysis is performed in which the duration of projected cash flows from defined benefit and retiree health care plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds that are available. We use the results of the yield curve analysis to select the discount rate that matches the duration and payment stream of the benefits in each plan. In selecting the assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan, as well as our investment allocation policy and the effect of periodic target asset allocation rebalancing. We rebalance the investments when the allocation is not within the target range. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We believe these assumptions are appropriate based upon the mix of investments and the long-term nature of the plans’ investments. Plan asset returns were $24.3 million in 2006, a $10.2 million increase from plan asset returns of $14.1 million in 2005. Net periodic pension expense for our plans is expected to increase in 2007 to approximately $9.5 million. Based on current projections, 2007 funding requirements will be approximately $23.2 million as compared to $37.5 million for 2006. The postretirement benefit plans are not funded. Based on current projections, 2007 cash requirements to pay benefits for our other postretirement benefit obligations will remain at approximately $2.4 million, the same as the 2006 cash requirements.

See Notes 13 and 14 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

Other Commitments and Contingencies

On December 21, 2001, in connection with our acquisition of Dean Holding Company, we issued a contingent, subordinated promissory note to Dairy Farmers of America (“DFA”) in the original principal amount of $40 million. DFA is our primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred. We have not breached or terminated any of our milk supply agreements with DFA.

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

Future Capital Requirements

During 2007, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We intend to fund these expenditures using cash flow from operations and borrowings under our senior credit facility. We intend to spend this amount approximately as follows:

Operating Division	Amount
(In millions)

Dairy Group	$165
WhiteWave Foods Company	80
Corporate	5

Total	$250

We expect that cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our requirements for our existing businesses for the foreseeable future. As of February 23, 2007, approximately $1.20 billion was available for future borrowings under our senior credit facility.

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

Another significant raw material used by our Dairy Group is resin, which is used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. Resin is a petroleum-based product and the price of resin is subject to fluctuations based on changes in crude oil prices. Our Dairy Group purchases approximately four million gallons of diesel fuel per month to operate our extensive direct store delivery system.

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

In 2005, prices for raw skim milk, butterfat and cream remained high. In 2006, prices for raw skim milk, butterfat and cream declined. We expect raw milk, butterfat and cream prices to increase in 2007. However, raw milk, butterfat and cream prices are difficult to predict and we change our forecasts frequently based on current market activity.

During the first nine months of 2006, the prices of resin and fuel increased before decreasing over the last three months of the year. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures to attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to fluctuate throughout 2007.

WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs for 2007. These agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we could be required to pay could be significantly higher.

Significant raw materials used in our products include organic raw milk and sugar. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, we expect that our efforts to foster increased supply and overall industry supply growth will ease the historical shortfall in supply over the near term. We are currently taking steps to increase consumer demand for our products to avoid a meaningful oversupply of raw organic milk; however, there can be no assurance that the supply of raw organic milk in the market will not exceed demand in an amount that could exert downward pricing pressure on the sale of our products and negatively impact our profitability. We also experienced an increase in organic sugar costs in 2006. We have entered into supply agreements for organic sugar, which we believe will meet our needs in 2007.

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

Tax Rate

In 2006, our tax rate on continuing operations was 38.5%. We estimate the effective tax rate for 2007 will be approximately 39%. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws may cause the rate to change from historical rates.

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

Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2006, our allowance for doubtful accounts was approximately $17.1 million, or approximately 2.1% of the accounts receivable balance at December 31, 2006. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was approximately 2.6% at December 31, 2005. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by approximately $816,000.

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

Substantially all of our qualified pension plans are consolidated into one master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the master trust. Our current asset mix guidelines under the investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%. At December 31, 2006, our master trust was invested as follows: equity securities and limited partnerships — 71%; fixed income securities — 26%; and cash and cash equivalents — 3%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.0% for the year ended December 31, 2006 compared to 8.5% for the year ended December 31, 2005.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption reflect current market conditions. As such, our discount rate likely will change more frequently than in prior years. The discount rate utilized to determine our estimated future benefit obligations increased from 5.75% at December 31, 2005 to 5.85% at December 31, 2006.

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by approximately $585,000 and $363,000, respectively. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by approximately $419,000.

Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $3.51 billion as of December 31, 2006 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

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

Perpetual trademarks and goodwill are evaluated for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. Currently, our reporting units are our two segments. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.

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

We did not recognize any impairment charges in continuing operations for goodwill during 2006. As a result of the decision to close a facility and shift customers from one regional brand to another, we recognized an impairment charge of approximately $700,000 on a perpetual trademark for a regional brand during 2006.

Income Taxes — Deferred taxes are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets over time. We estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretations of tax regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change based on the outcome of tax audits and changes to or further interpretations of regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which could have an impact on our earnings.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2006 and 2005, we recorded accrued liabilities related to these retained risks of $172.9 million and $161.2 million, respectively, including both current and long-term liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements — Effective October 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the overfunded or underfunded status of its postretirement benefit plans (other than multiemployer plans) as an asset or liability in its statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of its year-end statement of financial position, and provide additional disclosures. The effect of adopting SFAS No. 158 on our financial condition at December 31, 2006 has been included in our Consolidated Financial Statements. SFAS No. 158 did not have an effect on our financial condition at December 31, 2005 or 2004. SFAS No. 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31 for our postretirement benefit plans. See Notes 1, 13 and 14 to our Consolidated Financial Statements for further discussion of our postretirement benefit plans and the effect of adopting SFAS No. 158 on our Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”. Among its provisions, SFAS No. 123(R) requires us to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123(R), we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic-value based method of accounting, compensation expense for stock options granted to our employees and directors was measured as the excess of the quoted market price of common stock at the grant date over the amount the recipient must pay for the stock. Our policy is to grant stock options at fair value on the date of grant and as a result no compensation expense was historically recognized for stock options. As our restricted stock units do not require the recipients to pay for the stock, we have historically recognized compensation expense for the fair value at the date of grant over the vesting period. The fair value for the restricted stock unit grants is equal to the closing price of our stock on the date immediately prior to the date of grant.

Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Prior to the adoption of SFAS No. 123(R), the effect of forfeitures on the pro forma expense was recognized based on estimated forfeitures.

In order to enhance comparability among all periods presented, we elected to adopt SFAS No. 123(R) using the modified retrospective approach. Under this transition method, the results for prior periods reflect the recognition of the compensation expense and related income tax benefit historically disclosed in our financial statements.

For financial reporting purposes, share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported, and is classified as a corporate item for business segment reporting. See Notes 1 and 10 to our Consolidated Financial Statements for further discussion of our share-based compensation plans and the effect of adopting SFAS No. 123(R) on our Consolidated Financial Statements.

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

The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

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

The following table summarizes our various interest rate swap agreements as of December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

The following table summarizes our various interest rate swap agreements as of December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. We recorded $7.5 million of interest income, net of taxes, during 2006 as a result of interest rates on our variable rate debt rising above the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote because the counter parties to our interest rate derivative agreements are major financial institutions.

A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2006, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Foreign Currency

We are exposed to foreign currency risk due to operating cash flows that are denominated in foreign currencies. Our most significant foreign currency exposure relates to the British pound. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign currency exchange rates. As of December 31, 2006 and 2005, the analysis indicated that such foreign currency exchange rate change would not have a material effect on our financial position, results of operations or cash flows.

Butterfat

Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the Chicago Mercantile Exchange (“CME”). The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under this risk management strategy if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. At this time we believe that potential losses due to butterfat hedging activities would not have a material impact on our consolidated financial position, results of operations or operating cash flow.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2006 are included in this report on the following pages.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share based compensation to adopt Statement of Financial Accounting Standards No. 123(R) and its method of accounting for defined benefit pension and other postretirement plans to adopt Statement of Financial Accounting Standards No. 158. As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations to adopt Financial Accounting Standards Board Interpretation No. 47.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 28, 2007

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2006	2005
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$31,140	$24,456
Receivables, net of allowance for doubtful accounts of $17,070 and $22,065	799,038	818,431
Inventories	360,754	355,004
Deferred income taxes	117,991	137,776
Prepaid expenses and other current assets	70,367	65,526

Total current assets	1,379,290	1,401,193
Property, plant and equipment, net	1,786,907	1,776,801
Goodwill	2,943,139	2,922,940
Identifiable intangible and other assets	640,857	648,223
Assets of discontinued operations	19,980	301,727

Total	$6,770,173	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$822,122	$926,067
Income taxes payable	30,776	34,541
Current portion of long-term debt	483,658	65,326

Total current liabilities	1,336,556	1,025,934
Long-term debt	2,872,193	3,321,522
Deferred income taxes	504,552	449,707
Other long-term liabilities	238,682	225,479
Liabilities of discontinued operations	8,791	126,029
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, none issued
Common stock 128,371,104 and 134,209,190 shares issued and outstanding, with a par value of $0.01 per share	1,284	1,342
Additional paid-in capital	624,475	922,791
Retained earnings	1,229,427	1,004,013
Accumulated other comprehensive loss	(45,787)	(25,933)

Total stockholders’ equity	1,809,399	1,902,213

Total	$6,770,173	$7,050,884

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2006	2005	2004
	(Dollars in thousands, except share data)

Net sales	$10,098,555	$10,174,718	$9,725,548
Cost of sales	7,358,676	7,591,548	7,338,138

Gross profit	2,739,879	2,583,170	2,387,410
Operating costs and expenses:
Selling and distribution	1,648,860	1,581,028	1,472,112
General and administrative	409,225	380,490	355,772
Amortization of intangibles	5,983	6,106	5,105
Facility closing and reorganization costs	25,116	35,451	24,575
Other operating income	—	—	(5,899)

Total operating costs and expenses	2,089,184	2,003,075	1,851,665

Operating income	650,695	580,095	535,745
Other (income) expense:
Interest expense	194,547	160,230	191,788
Other (income) expense, net	435	(683)	(722)

Total other expense	194,982	159,547	191,066

Income from continuing operations before income taxes	455,713	420,548	344,679
Income taxes	175,450	163,898	138,472

Income from continuing operations	280,263	256,650	206,207
Gain (loss) on sale of discontinued operations, net of tax	(1,978)	38,763	—
Income (loss) from discontinued operations, net of tax	(52,871)	14,793	47,514

Income before cumulative effect of accounting change	225,414	310,206	253,721
Cumulative effect of accounting change, net of tax	—	(1,552)	—

Net income	$225,414	$308,654	$253,721

Average common shares:
Basic	133,938,777	146,673,322	154,635,979
Diluted	139,762,104	153,438,636	160,704,576
Basic earnings per common share:
Income from continuing operations	$2.09	$1.75	$1.33
Income (loss) from discontinued operations	(0.41)	0.36	0.31
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.68	$2.10	$1.64

Diluted earnings per common share:
Income from continuing operations	$2.01	$1.67	$1.28
Income (loss) from discontinued operations	(0.40)	0.35	0.30
Cumulative effect of accounting change	—	(0.01)	—

Net income	$1.61	$2.01	$1.58

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Equity	Income
			(Dollars in thousands, except share data)

Balance, January 1, 2004	154,993,214	$1,550	$1,661,443	$934,251	$(29,854)	$2,567,390
Issuance of common stock	3,539,783	35	75,872	—	—	75,907
Horizon Organic stock option conversion	—	—	20,635	—	—	20,635
Share-based compensation expense	—	—	48,193	—	—	48,193
Purchase and retirement of treasury stock	(9,310,000)	(93)	(296,925)	—	—	(297,018)
Net income	—	—	—	253,721	—	253,721	$253,721
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	(717)	(717)	(717)
Amounts reclassified to income statement related to derivatives	—	—	—	—	20,723	20,723	20,723
Cumulative translation adjustment	—	—	—	—	17,313	17,313	17,313
Minimum pension liability adjustment	—	—	—	—	(13,162)	(13,162)	(13,162)

Comprehensive income							$277,878

Balance, December 31, 2004	149,222,997	1,492	1,509,218	1,187,972	(5,697)	2,692,985
Issuance of common stock	3,867,493	39	73,195	—	—	73,234
Share dividend of TreeHouse common stock	—	—	—	(492,613)	—	(492,613)
Share-based compensation expense	—	—	40,067	—	—	40,067
Purchase and retirement of treasury stock	(18,881,300)	(189)	(699,689)	—	—	(699,878)
Net income	—	—	—	308,654	—	308,654	$308,654
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	11,290	11,290	11,290
Amounts reclassified to income statement related to derivatives	—	—	—	—	8,510	8,510	8,510
Cumulative translation adjustment	—	—	—	—	(28,220)	(28,220)	(28,220)
Minimum pension liability adjustment	—	—	—	—	(11,816)	(11,816)	(11,816)

Comprehensive income							$288,418

Balance, December 31, 2005	134,209,190	1,342	922,791	1,004,013	(25,933)	1,902,213
Issuance of common stock	4,184,114	42	64,775	—	—	64,817
Share-based compensation expense	—	—	36,871	—	—	36,871
Purchase and retirement of treasury stock	(10,022,200)	(100)	(399,962)	—	—	(400,062)
Net income	—	—	—	225,414	—	225,414	$225,414
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	8,737	8,737	8,737
Amounts reclassified to income statement related to derivatives	—	—	—	—	(7,455)	(7,455)	(7,455)
Cumulative translation adjustment	—	—	—	—	(10,336)	(10,336)	(10,336)
Minimum pension liability adjustment	—	—	—	—	4,003	4,003	4,003

Comprehensive income							$220,363

Adjustment to pension and other postretirement liabilities related to adoption of SFAS No. 158	—	—	—	—	(14,803)	(14,803)

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income	$225,414	$308,654	$253,721
Loss (income) from discontinued operations	52,871	(14,793)	(47,514)
Loss (gain) on sale of discontinued operations	1,978	(38,763)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	227,682	214,630	202,289
Share-based compensation expense	36,871	40,067	48,193
Loss on disposition of assets	7,841	1,525	4,093
Cumulative effect of accounting change	—	1,552	—
Write-down of impaired assets	13,589	11,297	5,385
Deferred income taxes	66,994	34,141	124,641
Costs related to early extinguishment of debt	—	—	32,613
Other	3,401	(2,700)	236
Changes in operating assets and liabilities, net of acquisitions:
Receivables	23,317	(53,618)	(64,816)
Inventories	(5,226)	(10,427)	(49,863)
Prepaid expenses and other assets	12,442	24,359	(2,769)
Accounts payable and accrued expenses	(116,945)	63,068	(80,900)
Income taxes payable	11,323	(37,054)	(11,694)

Net cash provided by continuing operations	561,552	541,938	413,615
Net cash provided by (used in) discontinued operations	(334)	13,838	115,111

Net cash provided by operating activities	561,218	555,776	528,726
Cash flows from investing activities:
Additions to property, plant and equipment	(237,242)	(287,129)	(301,186)
Cash outflows for acquisitions	(17,244)	(1,378)	(378,164)
Net proceeds from divestitures	95,982	189,862	—
Proceeds from sale of fixed assets	6,190	8,357	10,028

Net cash used in continuing operations	(152,314)	(90,288)	(669,322)
Net cash used in discontinued operations	(15,151)	(27,432)	(77,249)

Net cash used in investing activities	(167,465)	(117,720)	(746,571)
Cash flows from financing activities:
Proceeds from issuance of debt	498,020	275,900	1,642,000
Repayment of debt	(551,473)	(118,554)	(1,222,630)
Payments of deferred financing costs	(6,974)	(4,279)	(9,801)
Issuance of common stock	32,311	57,718	61,969
Tax savings on share-based compensation	31,211	20,614	18,527
Redemption of common stock	(400,062)	(699,878)	(297,018)

Net cash provided by (used in) continuing operations	(396,967)	(468,479)	193,047
Net cash provided by discontinued operations	9,898	29,522	18,847

Net cash provided by (used in) financing activities	(387,069)	(438,957)	211,894

Increase (decrease) in cash and cash equivalents	6,684	(901)	(5,951)
Cash and cash equivalents, beginning of period	24,456	25,357	31,308

Cash and cash equivalents, end of period	$31,140	$24,456	$25,357

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group sells its products under a variety of local and regional brands and under private labels. Our WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products.

Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

On September 14, 2006, we completed the sale of our operations based in Spain. The sale of our remaining Iberian operations was completed in January 2007 following the completion of Portuguese regulatory proceedings. In our Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004, the Iberian operations have been reclassified as discontinued operations.

On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix® and Second Nature® businesses previously conducted by WhiteWave Foods Company and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. In August 2005, we completed the sale of our Marie’s® dips and dressings and Dean’s® dips businesses to Ventura Foods. In our Consolidated Financial Statements for the years ended December 31, 2005 and 2004, the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses have been reclassified as discontinued operations.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite useful lives are not amortized. Instead, we conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we use present value techniques.

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

Share-Based Compensation — In accordance with SFAS No. 123(R), “Share-Based Payment”, share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock unit awards is equal to the closing price of our stock on the date of grant. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on the Company’s historical experience and future expectations. Share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported and is classified as a corporate item for business segment reporting.

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

Income Taxes — All of our wholly-owned U.S. operating subsidiaries are included in our U.S. federal consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, all of which are organized as limited liability companies or limited partnerships, are included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31, 2006, no provision had been made for U.S. federal or state income tax on approximately $11 million of accumulated foreign earnings.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

Advertising Expense — Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $113.5 million in 2006, $93.6 million in 2005 and $114.1 million in 2004. Additionally, prepaid advertising costs were $3.3 million and $4.9 million at December 31, 2006 and 2005, respectively.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were approximately $1.28 billion, $1.22 billion and $1.13 billion during 2006, 2005 and 2004, respectively.

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

Recently Adopted Accounting Pronouncements — In 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the overfunded or underfunded status of its postretirement benefit plans (other than multiemployer plans) as an asset or liability in its statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of its year-end statement of financial position, and provide additional disclosures.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The incremental effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 did not have an effect on our Consolidated Balance Sheets at December 31, 2005 or 2004 and our Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, and it will not effect our Consolidated Statements of Income in future periods. Had we not been required to adopt SFAS No. 158 at December 31, 2006, we would have recognized an additional minimum liability pursuant to the provisions of SFAS No. 87. The effect of recognizing the additional minimum liability is included in table below in the column labeled “Prior to Adopting SFAS No. 158.”

	December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	At December 31,
	SFAS No. 158	SFAS No. 158	2006
		(In thousands)

Non-current pension asset	$10,383	$(10,383)	$—
Pension and other postretirement plan liabilities	82,885	13,492	96,377
Deferred income taxes	26,195	9,072	35,267
Accumulated other comprehensive loss	(43,433)	(14,803)	(58,236)

SFAS No. 158’s provisions regarding the change in measurement date of postretirement benefit plans are not applicable as we already use a measurement date of December 31 for our postretirement benefit plans. See Notes 13 and 14 for further discussion of our postretirement benefit plans.

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”. Among its provisions, SFAS No. 123(R) requires the Company to recognize compensation expense for equity awards over the vesting period based on their grant-date fair value. Prior to the adoption of SFAS No. 123(R), we utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
	(In thousands, except share data)

Decrease in:
Income before taxes	$24,723	$42,216
Net income	18,877	31,654
Basic EPS	$0.13	$0.20
Diluted EPS	0.12	0.20

See Note 10 for information regarding our share-based compensation programs.

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

Effective in the fourth quarter of 2005, we adopted Financial Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” See Note 5 for additional information.

Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes” in June 2006. This interpretation clarifies the accounting for income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of FIN 48 on our Consolidated Financial Statements. This interpretation will become effective for us in the first quarter of 2007.

The FASB issued SFAS No. 157, “Fair Value Measurements” in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

Reclassifications — Certain reclassifications have been made to conform the prior year’s Consolidated Financial Statements to the current year’s classifications. During the year ended December 31, 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in the distribution of our products from cost of sales to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $42.0 million and $36.2 million for the years ended December 31, 2005 and 2004, respectively. The reclassification had no impact on net income.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

We completed the acquisitions of 15 businesses during 2006, 2005 and 2004. All of these acquisitions were funded with cash flows from operations and borrowings under our senior credit facility and our receivables-backed facility. The results of operations of the acquired companies are included in our Consolidated Financial Statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles, and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. In connection with the acquisitions, assets were acquired and liabilities were assumed as follows:

	Year Ended December 31
	2006	2005	2004
		(In thousands)

Purchase prices:
Cash paid, net of cash acquired(1)	$17,244	$2,312	$378,164
Forgiveness of debt	—	1,051	—

Total purchase prices	17,244	3,363	378,164
Fair value of net assets acquired:
Assets acquired	11,207	2,114	244,690
Liabilities assumed	(4,836)	(782)	(160,354)

Total fair value of net assets acquired	6,371	1,332	84,336

Goodwill	$10,873	$2,031	$293,828

(1)	In 2005, excludes $934,000 received in 2005 related to a 2004 acquisition.

Our Dairy Group completed several small acquisitions for an aggregate purchase price of $17.2 million and $3.4 million in 2006 and 2005, respectively.

Milk Products of Alabama — On October 15, 2004, our Dairy Group acquired Milk Products of Alabama, a dairy manufacturer based in Decatur, Alabama. Milk Products of Alabama had net sales of approximately $34 million in 2003. As a result of this acquisition, we expanded our production capabilities in the southeastern United States, allowing us to better serve our customers. Milk Products of Alabama’s results of operations are now included in our Dairy Group. We paid approximately $23.2 million for the purchase of Milk Products of Alabama, including costs of acquisition, and funded the purchase price with borrowings under our senior credit facility.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other — During 2004, our Dairy Group completed four smaller acquisitions for an aggregate purchase price of $23.3 million.

Discontinued Operations

Our financial statements have been reclassified to give effect to the following businesses as discontinued operations.

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. In the second quarter of 2006, we committed to a plan to sell our Iberian operations with the expectation that such sale could be completed within one year. The decision to sell such operations is part of our strategy to focus on our core dairy and branded businesses. At that time, we recognized a non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million, representing our best estimate as of June 30, 2006 of the impairment required based on our expected proceeds upon sale of the Iberian operations.

On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of approximately $96.0 million. In addition to customary indemnifications of the purchaser of the business, we retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros (approximately $19.8 million as of December 31, 2006) if certain regulatory approvals are not received with respect to a specific facility. A loss on the sale of our operations in Spain of $6.8 million (net of tax) was recognized during 2006.

In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for approximately $11.4 million subject to

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007. No significant loss is expected on the sale.

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

On June 27, 2005, we completed the Spin-off. Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix non-dairy coffee creamer and Second Nature liquid egg substitute businesses previously conducted by WhiteWave Foods Company and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave Foods Company. The Spin-off was effected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.

Prior to the Spin-off, we entered into certain agreements with TreeHouse to define our ongoing relationship. These arrangements include agreements that define our respective responsibilities for taxes, employee matters and all other liabilities and obligations related to the transferred businesses. At the time of the Spin-off, we transferred the obligation for pension and other postretirement benefit plans of transferred employees and retirees to TreeHouse. In the second half of 2005, we transferred a portion of the related plan assets. In 2006, we transferred the remaining plan assets related to such obligations. Following the Spin-off, we have no ownership interest in TreeHouse.

Other — In 2006, we recognized a $4.8 million gain from the favorable resolution of contingencies related to prior discontinued operations.

Net sales and income before taxes generated by discontinued operations were as follows:

	Year Ended December 31
	2006(1)	2005(1)	2004(1)
		(In thousands)

Net sales	$240,470	$725,602	$1,096,737
Income (loss) before taxes(2)	(52,842)	25,524	75,480

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Interest expense of $4.8 million in the year ended December 31, 2006 was allocated to our Iberian discontinued operations based on the net assets of our discontinued operations relative to our total net assets. Interest expense of $9.2 million and $10.6 million in the years ended December 31, 2005 and 2004, respectively, was allocated to our Iberian operations and Marie’s dips and dressings and Dean’s dips discontinued operations based on the net assets of our discontinued operations relative to our total net assets.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major classes of assets and liabilities of discontinued operations included in our Consolidated Balance Sheets at December 31, 2006 and 2005 are as follows:

	December 31
	2006	2005
	(In thousands)

Current assets	$14,255	$75,774
Goodwill	—	91,938
Other non-current assets	5,725	134,015
Current liabilities	8,791	111,397
Non-current liabilities	—	14,632

3.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, due to a variety of operational difficulties, CCC consistently reported operating results that were significantly weaker than expected, which resulted in significant losses in the third and fourth quarters of 2001. As a result, by late 2001 CCC had become unable to comply with the financial covenants contained in its credit facility. We concluded that our investment was impaired and that the impairment was not temporary so we wrote off our remaining investment during the fourth quarter of 2001. Our investment in CCC has been recorded at $0 since we wrote-off our remaining investment in 2001. As the tax basis of our investment in CCC is less than the carrying value of the investment recognized in our Consolidated Financial Statements, the sale or liquidation of our investment could result in a disproportionate tax obligation.

In 2002, we agreed to loan CCC $10 million of their $35 million financing requirements in exchange for cancellation of a pre-existing $10 million loan guaranty we provided to them, as well as for the receipt of additional equity. Vestar Capital Partners, majority owner of CCC, loaned CCC the remaining $25 million. We were required to recognize a portion of CCC’s 2002 losses, up to the amount of the loan. The loan was written off in its entirety in the fourth quarter of 2002. In 2004, in connection with a refinancing of CCC, our $10 million loan plus $1.9 million in accrued interest was repaid through the issuance of 11,938,056 Series B Preferred Units from CCC. The Series B Units are convertible into common shares or a combination of common shares and Series C Preferred Units, at various times and subject to certain conditions. This transaction had no impact on our 2004 Consolidated Statement of Income.

Less than 1% of CCC is owned indirectly by Alan Bernon, President of our Dairy Group, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent approximately $284.4 million, $324.1 million and $235.5 million on products purchased from CCC for the years ended December 31, 2006, 2005 and 2004, respectively. In the third quarter of 2006, we reached a favorable resolution of a dispute with CCC resulting in a $7.0 million reduction in cost of sales. In the fourth quarter of 2004, we purchased equipment previously owned and operated by CCC totaling $3.2 million.

Investment in Momentx — As of December 31, 2006 and 2005, we had an approximately 16% voting interest in Momentx, Inc. Our investment in Momentx at both December 31, 2006 and 2005 was $1.2 million. Momentx is the owner and operator of dairy.com, an online vertical exchange dedicated to the dairy industry. We account for this

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment under the cost method of accounting. We spent approximately $600,000, $444,000 and $664,000 on products purchased from dairy.com for the years ended December 31, 2006, 2005 and 2004, respectively.

4.	INVENTORIES

	December 31
	2006	2005
	(In thousands)

Raw materials and supplies	$173,208	$151,442
Finished goods	187,546	203,562

Total	$360,754	$355,004

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31
	2006	2005
	(In thousands)

Land	$176,425	$166,750
Buildings and improvements	749,163	709,159
Machinery and equipment	1,892,028	1,758,755

	2,817,616	2,634,664
Less accumulated depreciation	(1,030,709)	(857,863)

Total	$1,786,907	$1,776,801

For 2006 and 2005, we capitalized $3.4 million and $3.8 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

In the fourth quarter of 2005 we adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations”. As a result of the adoption we increased the carrying value of our assets by $285,000, net of accumulated depreciation, and recognized asset retirement obligations of $2.8 million at December 31, 2005. We recognized $2.5 million ($1.6 million, net of tax) as a cumulative change in accounting principal in 2005 for depreciation expense on the increase in property, plant and equipment related to the anticipated removal costs of underground fuel storage tanks.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total
		(In thousands)

Balance at December 31, 2004	$2,442,968	$551,472	$2,994,440
Purchase accounting adjustments	(44,156)	(29,375)	(73,531)
Acquisitions	2,031	—	2,031

Balance at December 31, 2005	2,400,843	522,097	2,922,940
Purchase accounting adjustments	(3,303)	12,629	9,326
Acquisitions	10,873	—	10,873

Balance at December 31, 2006	$2,408,413	$534,726	$2,943,139

Purchase accounting adjustments generally represent adjustments of the preliminary allocation of the purchase price to the fair values of assets and liabilities purchased in recent acquisitions. Included in the Dairy Group 2006 purchase accounting adjustments is $3.5 million related to a reduction in tax reserves from the Dean Holding Company acquisition and the revision of deferred tax assets on other acquisitions. Included in the Dairy Group 2005 purchase accounting adjustments is $35.6 million related to the revision of tax attributes of assets from the Dean Holding Company acquisition. Deferred tax liabilities were reduced by a similar amount. The adjustments to WhiteWave Foods Company in 2006 represent a reduction in deferred tax assets due to an adjustment in the tax basis of liabilities related to the Horizon Organic acquisition. The adjustments to WhiteWave Foods Company in 2005 primarily represent the difference between the cost of eliminating certain contractual obligations entered into by Horizon prior to our acquisition of that company and the estimated costs to exit entirely from such activities and related obligations as originally estimated in the purchase price allocation. These adjustments have no impact on the Consolidated Statements of Income.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2006 and 2005 are as follows:

	December 31
	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Intangible assets with indefinite lives:
Trademarks	$511,294	$(5,877)	$505,417	$511,662	$(5,877)	$505,785
Intangible assets with finite lives:
Customer-related and other	87,616	(28,474)	59,142	86,525	(21,358)	65,167

Total	$598,910	$(34,351)	$564,559	$598,187	$(27,235)	$570,952

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets for the years ended December 31, 2006, 2005 and 2004 was $7.7 million, $7.2 million and $5.4 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$7.6 million
2008	7.4 million
2009	7.1 million
2010	7.0 million
2011	5.2 million

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

In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2006, 2005 and 2004 annual impairment tests of goodwill indicated no impairments. Our 2006 annual impairment tests of intangibles with indefinite lives indicated an impairment on a perpetual trademark for a regional brand in our Dairy Group as a result of the decision to close a facility and shift customers from one regional brand to another. In 2006, we recognized an impairment charge of approximately $700,000 related to this trademark. Our 2005 and 2004 annual impairment tests of intangibles with indefinite lives indicated no impairment.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31
	2006	2005
	(In thousands)

Accounts payable	$463,965	$498,331
Payroll and benefits	123,507	148,548
Health insurance, workers’ compensation and other insurance costs	84,988	85,250
Other accrued liabilities	149,662	193,938

Total	$822,122	$926,067

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

The following table presents the 2006, 2005 and 2004 provisions for income taxes:

	Year Ended December 31
	2006(1)	2005(2)	2004(3)
		(In thousands)

Federal	$96,245	$113,025	$5,505
State	12,183	14,514	3,240
Foreign and other	517	853	2,250
Deferred income taxes	66,505	35,506	127,477

Total	$175,450	$163,898	$138,472

(1)	Excludes $12.0 million income tax benefit related to discontinued operations.

(2)	Excludes $53.1 million income tax expense related to discontinued operations and $900,000 income tax benefit related to cumulative effect of accounting change.

(3)	Excludes $28.0 million income tax expense related to discontinued operations.

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31
	2006	2005	2004
		(In thousands)

Tax expense at statutory rates	$159,500	$147,192	$120,638
State income taxes	11,419	11,422	8,581
Change in valuation allowance	(1,036)	(481)	1,208
Nondeductible compensation	3,446	4,603	512
Favorable tax settlement	(259)	(1,709)	—
Other	2,380	2,871	7,533

Total	$175,450	$163,898	$138,472

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2006	2005
	(In thousands)

Deferred income tax assets:
Accrued liabilities	$162,805	$182,715
Stock options	27,026	30,133
Asset valuation reserves	16,910	11,121
Net operating loss carryforwards	12,797	11,528
State and foreign tax credits	10,173	15,193
Valuation allowances	(9,671)	(14,280)

	220,040	236,410
Deferred income tax liabilities:
Depreciation and amortization	(566,521)	(508,836)
Basis differences in unconsolidated affiliates	(23,214)	(25,821)
Derivative instruments	(9,951)	(8,333)
Other	(6,915)	(5,351)

	(606,601)	(548,341)

Net deferred income tax liability	$(386,561)	$(311,931)

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2006	2005
	(In thousands)

Current assets	$117,991	$137,776
Noncurrent liabilities	(504,552)	(449,707)

Total	$(386,561)	$(311,931)

At December 31, 2006, we had approximately $10.2 million of state and foreign tax credits available for carryover to future years. The credits are subject to certain limitations and begin to expire in 2010.

A valuation allowance of $9.7 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to state net operating loss and credit carryforwards and foreign tax credit carryforwards will be realized prior to expiration. Our valuation allowance decreased $4.6 million in 2006 including $3.6 million related to a previously discontinued operation and the expected realization of state net operating loss carryforwards not previously recognized.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

	December 31
	2006		2005
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
		(Dollars in thousands)

Dean Foods Company debt obligations:
Senior credit facility	$1,757,250	5.99%	$2,258,600	5.16%
Senior notes	498,112	7.00	—	—

	2,255,362		2,258,600
Subsidiary debt obligations:
Senior notes	572,037	6.625-8.15	568,493	6.625-8.15
Receivables-backed facility	512,500	5.68	548,400	4.60
Capital lease obligations and other	15,952		11,355

	1,100,489		1,128,248

	3,355,851		3,386,848
Less current portion	(483,658)		(65,326)

Total long-term portion	$2,872,193		$3,321,522

The scheduled maturities of long-term debt, at December 31, 2006, were as follows (in thousands):

2007	$483,576
2008	432,891
2009	1,815,121
2010	1,643
2011	1,689
Thereafter	650,782

Subtotal	3,385,702
Less discounts	(29,851)

Total outstanding debt	$3,355,851

Senior Credit Facility — Our senior credit facility provides for a $1.5 billion revolving credit facility and a $1.5 billion term loan. At December 31, 2006, there were outstanding term loan borrowings of $1.44 billion under the senior credit facility and $313.5 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $136.6 million were issued but undrawn. At December 31, 2006, approximately $1.05 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

Both the revolving credit facility and term loan bear interest, at our election, at the base rate plus a margin that varies from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varies from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 5.99% at December 31, 2006. However, we had interest rate swap agreements in place that hedged $950.0 million of our borrowings under the senior credit facility at an average rate of 4.53%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

The senior credit facility also contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of the former Dean Holding Company’s subsidiaries, and the real property owned by Dean Holding Company and its subsidiaries.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any default triggers based on our credit rating.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The outstanding balance at December 31, 2006 was $498.1 million net of discount.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsidiary Senior Notes — Dean Holding Company had certain senior notes outstanding at the time of the acquisition. One note ($100 million face value at 6.75% interest) matured and was repaid in June 2005. The outstanding notes carry the following interest rates and maturities:

•	$250.1 million ($250 million face value), at 8.15% interest, maturing in August 2007;

•	$192.7 million ($200 million face value), at 6.625% interest, maturing in May 2009; and

•	$129.2 million ($150 million face value), at 6.9% interest, maturing in October 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions including a prohibition against Dean Holding Company and its subsidiaries granting liens on certain of their real property interests and a prohibition against Dean Holding Company granting liens on the stock of its subsidiaries.

Receivables-Backed Facility — We have entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. During 2006, we had net payments of $35.9 million on this facility leaving an available and drawn balance of $512.5 million at December 31, 2006. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 5.68% at December 31, 2006. Our ability to re-borrow under this facility is subject to a borrowing base formula.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our various interest rate agreements in effect as of December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

The following table summarizes our various interest rate agreements in effect as of December 31, 2005:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

3.65% to 6.78%	December 2006	$625
4.81% to 4.84%	December 2007	500
4.07% to 4.27%	December 2010	500

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

As of December 31, 2006 and 2005, our derivative asset and liability balances were:

	December 31
	2006	2005
	(In thousands)

Current derivative asset	$6,525	$5,877
Long-term derivative asset	8,322	10,028

Total derivative asset	$14,847	$15,905

Current derivative liability	$—	$1,926
Long-term derivative liability	—	400

Total derivative liability	$—	$2,326

There was no hedge ineffectiveness for the years ended 2006, 2005 and 2004. Approximately $7.5 million of gains (net of tax) and $8.5 million and $20.7 million of losses (net of tax) were reclassified to interest expense from other comprehensive income during the years ended 2006, 2005 and 2004, respectively. We estimate that approximately $4.1 million of net derivative gains (net of tax) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will decrease the interest expense recorded on our variable rate debt.

We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities falling below the rates on our interest rate swap agreements. Credit risk under these arrangements is remote because the counterparties to our interest rate swap agreements are major financial institutions.

Guarantor Information — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the subsidiary guarantors of the senior notes and separately the combined results of the subsidiaries that are not a party to the guarantees. The non-guarantor subsidiaries reflect our foreign subsidiary operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Condensed Consolidating Balance Sheet as of December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$579	$26,254	$4,307	$—	$31,140
Receivables, net	301	32,720	766,017	—	799,038
Intercompany receivables	126,707	2,702,858	309,747	(3,139,312)	—
Other current assets	105,882	443,210	20	—	549,112

Total current assets	233,469	3,205,042	1,080,091	(3,139,312)	1,379,290
Property, plant and equipment, net	608	1,767,734	18,565	—	1,786,907
Goodwill	—	2,943,048	91	—	2,943,139
Identifiable intangible and other assets	54,410	586,443	4	—	640,857
Investment in subsidiaries	6,507,028	—	—	(6,507,028)	—
Assets of discontinued operations	—	—	19,980	—	19,980

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,077	$782,507	$538	$—	$822,122
Income taxes payable	28,347	2,295	134	—	30,776
Intercompany notes	2,194,952	437,725	506,635	(3,139,312)	—
Current portion of long-term debt	225,000	258,658	—	—	483,658

Total current liabilities	2,487,376	1,481,185	507,307	(3,139,312)	1,336,556
Long-term debt	2,030,362	329,331	512,500	—	2,872,193
Other long-term liabilities	468,378	274,856	—	—	743,234
Liabilities of discontinued operations	—	—	8,791	—	8,791
Total stockholders’ equity	1,809,399	6,416,895	90,133	(6,507,028)	1,809,399

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet as of December 31, 2005
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$249	$18,677	$5,530	$—	$24,456
Receivables, net	21	41,962	776,448	—	818,431
Intercompany receivables	281,842	2,217,898	373,488	(2,873,228)	—
Other current assets	106,684	451,378	244	—	558,306

Total current assets	388,796	2,729,915	1,155,710	(2,873,228)	1,401,193
Property, plant and equipment, net	613	1,761,208	14,980	—	1,776,801
Goodwill	—	2,922,849	91	—	2,922,940
Identifiable intangible and other assets	54,468	593,746	9	—	648,223
Investment in subsidiaries	6,105,506	—	—	(6,105,506)	—
Assets of discontinued operations	—	—	301,727	—	301,727

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$55,354	$870,336	$377	$—	$926,067
Income taxes payable	233,928	(199,518)	131	—	34,541
Intercompany notes	1,674,132	655,000	544,096	(2,873,228)	—
Current portion of long-term debt	56,250	4,465	4,611	—	65,326

Total current liabilities	2,019,664	1,330,283	549,215	(2,873,228)	1,025,934
Long-term debt	2,202,350	570,772	548,400	—	3,321,522
Other long-term liabilities	425,156	250,030	—	—	675,186
Liabilities of discontinued operations	—	—	126,029	—	126,029
Total stockholders’ equity	1,902,213	5,856,633	248,873	(6,105,506)	1,902,213

Total	$6,549,383	$8,007,718	$1,472,517	$(8,978,734)	$7,050,884

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$10,088,080	$10,475	$—	$10,098,555
Cost of sales	—	7,350,026	8,650	—	7,358,676

Gross profit	—	2,738,054	1,825	—	2,739,879
Selling and distribution	—	1,648,191	669	—	1,648,860
General and administrative	5,725	407,225	2,258	—	415,208
Facility closing and reorganization costs	—	25,116	—	—	25,116
Interest expense	120,679	74,308	(440)	—	194,547
Other (income) expense, net	(14)	377	72	—	435
Income from subsidiaries	(582,103)	—	—	582,103	—

Income (loss) from continuing operations before income taxes	455,713	582,837	(734)	(582,103)	455,713
Income taxes	175,450	222,732	(293)	(222,439)	175,450

Income (loss) from continuing operations	280,263	360,105	(441)	(359,664)	280,263
Loss on sale of discontinued operations, net of tax	—	(379)	(1,599)	—	(1,978)
Loss from discontinued operations, net of tax	—	(2,440)	(50,431)	—	(52,871)

Net income (loss)	$280,263	$357,286	$(52,471)	$(359,664)	$225,414

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$10,168,883	$5,835	$—	$10,174,718
Cost of sales	—	7,586,940	4,608	—	7,591,548

Gross profit	—	2,581,943	1,227	—	2,583,170
Selling and distribution	—	1,580,458	570	—	1,581,028
General and administrative	1,337	384,249	1,010	—	386,596
Facility closing and reorganization costs	—	35,451	—	—	35,451
Interest expense	81,594	76,835	1,801	—	160,230
Other (income), net	(8)	(263)	(412)	—	(683)
Income from subsidiaries	(503,471)	—	—	503,471	—

Income (loss) from continuing operations before income taxes	420,548	505,213	(1,742)	(503,471)	420,548
Income taxes	163,898	194,630	(658)	(193,972)	163,898

Income (loss) from continuing operations	256,650	310,583	(1,084)	(309,499)	256,650
Gain on sale of discontinued operations, net of tax	—	38,763	—	—	38,763
Gain (loss) from discontinued operations, net of tax	—	17,847	(3,054)	—	14,793
Cumulative effect of accounting change, net of tax	—	(1,552)	—	—	(1,552)

Net income (loss)	$256,650	$365,641	$(4,138)	$(309,499)	$308,654

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income
	for the Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$9,712,991	$12,557	$—	$9,725,548
Cost of sales	—	7,328,528	9,610	—	7,338,138

Gross profit	—	2,384,463	2,947	—	2,387,410
Selling and distribution	—	1,471,475	637	—	1,472,112
General and administrative	2,079	359,633	(835)	—	360,877
Facility closing and reorganization costs	—	24,575	—	—	24,575
Other operating income	—	(5,899)	—	—	(5,899)
Interest expense	108,619	82,630	539	—	191,788
Other (income) expense, net	(13)	461	(1,170)	—	(722)
Income from subsidiaries	(455,364)	—	—	455,364	—

Income (loss) from continuing operations before income taxes	344,679	451,588	3,776	(455,364)	344,679
Income taxes	138,472	177,147	1,373	(178,520)	138,472

Income (loss) from continuing operations	206,207	274,441	2,403	(276,844)	206,207
Gain (loss) on sale of discontinued operations, net of tax	—	—	—	—	—
Gain from discontinued operations, net of tax	—	46,213	1,301	—	47,514

Net income (loss)	$206,207	$320,654	$3,704	$(276,844)	$253,721

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	for the Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(488,275)	$1,038,833	$10,660	$561,218
Additions to property, plant and equipment	(2,435)	(229,721)	(5,086)	(237,242)
Cash outflows for acquisitions	(17,244)	—	—	(17,244)
Net proceeds from divestitures	95,982	—	—	95,982
Proceeds from sale of fixed assets	—	6,190	—	6,190
Other	—	—	(15,151)	(15,151)

Net cash provided by (used in) investing activities	76,303	(223,531)	(20,237)	(167,465)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(501,350)	(9,612)	(40,511)	(551,473)
Payments of deferred financing costs	(6,974)	—	—	(6,974)
Issuance of common stock	32,311	—	—	32,311
Tax savings on share-based compensation	31,211	—	—	31,211
Redemption of common stock	(400,062)	—	—	(400,062)
Other	—	—	9,898	9,898

Net cash used in financing activities	(346,844)	(9,612)	(30,613)	(387,069)
Net change in intercompany balances	759,145	(798,112)	38,967	—

Increase (decrease) in cash end cash equivalents	329	7,578	(1,223)	6,684
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$578	$26,255	$4,307	$31,140

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	for the Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(49,675)	$671,635	$(66,184)	$555,776
Additions to property, plant and equipment	(681)	(282,697)	(3,751)	(287,129)
Cash outflows for acquisitions	(1,378)	—	—	(1,378)
Net proceeds from divestitures	189,862	—	—	189,862
Proceeds from sale of fixed assets	—	6,157	2,200	8,357
Other	—	(7,875)	(19,557)	(27,432)

Net cash provided by (used in) investing activities	187,803	(284,415)	(21,108)	(117,720)
Proceeds from issuance of debt	227,500	—	48,400	275,900
Repayment of debt	(1,250)	(114,413)	(2,891)	(118,554)
Payments of deferred financing costs	(4,279)	—	—	(4,279)
Issuance of common stock	57,718	—	—	57,718
Tax savings on share-based compensation	20,614	—	—	20,614
Redemption of common stock	(699,878)	—	—	(699,878)
Other	—	11,153	18,369	29,522

Net cash provided by (used in) financing activities	(399,575)	(103,260)	63,878	(438,957)
Net change in intercompany balances	261,522	(289,609)	28,087	—

Increase (decrease) in cash and cash equivalents	75	(5,649)	4,673	(901)
Cash and cash equivalents, beginning of period	174	24,326	857	25,357

Cash and cash equivalents, end of period	$249	$18,677	$5,530	$24,456

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows
	for the Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(99,943)	$713,590	$(84,921)	$528,726
Additions to property, plant and equipment	(641)	(300,485)	(60)	(301,186)
Cash outflows for acquisitions	(378,164)	—	—	(378,164)
Proceeds from sale of fixed assets	—	10,028	—	10,028
Other	—	(23,349)	(53,900)	(77,249)

Net cash used in investing activities	(378,805)	(313,806)	(53,960)	(746,571)
Proceeds from issuance of debt	1,444,500	—	197,500	1,642,000
Repayment of debt	(1,198,286)	(23,378)	(966)	(1,222,630)
Payments of deferred financing costs	(9,801)	—	—	(9,801)
Issuance of common stock	61,969	—	—	61,969
Tax savings on share-based compensation	(297,018)	—	—	(297,018)
Redemption of common stock	18,527	—	—	18,527
Other	—	18,847	—	18,847

Net cash provided by (used in) financing activities	19,891	(4,531)	196,534	211,894
Net change in intercompany balances	458,037	(400,481)	(57,556)	—

Increase (decrease) in cash and cash equivalents	(820)	(5,228)	97	(5,951)
Cash and cash equivalents, beginning of period	994	29,554	760	31,308

Cash and cash equivalents, end of period	$174	$24,326	$857	$25,357

10.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $.01 per share.

Stock Award Plans — We currently have two stock award plans with shares remaining available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan and the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Dean Holding Company), provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million and approximately 5.7 million shares, respectively. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

Under our stock award plans (including inducement grants to newly-hired employees), we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their compensation in the form of restricted stock in lieu of cash.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2006	2005	2004

Expected volatility	25%	25%	25%
Expected dividend yield	0%	0%	0%
Expected option term	4.5 years	4.5 years	5 years
Risk-free rate of return	4.28 to 5.10%	3.63 to 4.27%	2.98 to 3.81%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Historically, we have not paid dividends.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during the years ended December 31, 2006, 2005 and 2004:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at January 1, 2004	16,599,126	$18.50
Granted	2,392,658	31.37
Options issued to Horizon Organic Option Holders(1)	1,137,308	16.37
Cancelled(2)	(208,152)	22.56
Exercised	(3,073,219)	17.12

Options outstanding at December 31, 2004	16,847,721	20.32
Granted(3)	2,466,594	28.90
Adjustment to options granted prior to December 31, 2004 and outstanding at the time of the Spin-off(3)	2,016,291	18.14
Cancelled(2)	(343,241)	28.22
Exercised	(3,128,082)	18.16

Options outstanding at December 31, 2005	17,859,283	18.87
Granted	2,686,305	37.77
Cancelled(2)	(857,571)	19.17
Exercised	(4,365,619)	15.63

Options outstanding at December 31, 2006	15,322,398	23.09	6.05	$294,030,230

Options exercisable at December 31, 2004	10,642,287	17.16
Options exercisable at December 31, 2005	12,935,984	16.07
Options exercisable at December 31, 2006	10,780,307	18.75	5.05	253,619,324

(1)	In connection with our acquisition of Horizon Organic in January 2004, all options to purchase Horizon Organic stock outstanding at the time of the acquisition were converted into options to purchase our stock, most of which were automatically vested when we completed the acquisition.

(2)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

(3)	The number and exercise prices of certain options outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the options before and after the Spin-off.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2006:

	Options Outstanding
		Weighted-Average		Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.45 to $12.14	2,044,553	2.82	$10.90	2,044,553	$10.90
$12.28 to $16.87	862,774	2.69	15.01	862,774	15.01
$17.18	3,369,258	5.02	17.18	3,369,258	17.18
$17.29 to $20.92	386,597	4.84	20.52	386,597	20.52
$20.94	2,027,869	5.98	20.94	2,027,869	20.94
$21.85 to $25.73	107,812	6.42	25.24	84,533	25.28
$26.32	1,646,297	6.85	26.32	1,012,661	26.32
$26.60 to $26.89	1,556,922	7.90	26.88	541,896	26.84
$27.38 to $37.39	819,941	8.40	33.80	365,165	33.09
$37.74 to $42.75	2,500,375	8.99	37.87	85,001	38.01

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $11.00 per share, $8.13 per share and $8.87 per share, respectively, and the total intrinsic value of options exercised during the same periods was $100.6 million, $58.6 million and $52.7 million, respectively. The fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $24.9 million, $42.3 million and $45.3 million, respectively.

During the years ended December 31, 2006, 2005 and 2004, we recognized stock option expense of $21.5 million, $24.7 million and $42.2 million, respectively, and an income tax benefit related to stock option expense of $8.2 million, $5.8 million and $10.6 million, respectively.

During the year ended December 31, 2006, we recognized a pre-tax cumulative non-cash charge of approximately $500,000 resulting from administrative errors associated with historical stock option compensation expense related to a few stock option grants in 1997 and 2000. As the aggregate differences were not deemed material, no restatement of our historical financial statements is necessary and the full impact of the cumulative non-cash charge was recognized in 2006.

During the year ended December 31, 2006, cash received from stock option exercises was $50.9 million and the total tax benefit for tax deductions to be realized for these option exercises was $41.3 million. In addition, we received 610,757 shares of common stock in lieu of cash for stock option exercises.

At December 31, 2006, there was $25.1 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 1.1 years.

Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A stock unit represents the right to receive one share of common stock in the future. Stock units have no exercise price. Each employee’s stock unit grant typically vests ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price. Stock units granted to non-employee directors vest ratably over three years. All unvested stock units vest immediately upon a change of

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

control. The following table summarizes stock unit activity during the years ended December 31, 2006, 2005 and 2004:

	Employees	Directors	Total

Stock units outstanding at January 1, 2004	653,500	28,050	681,550
Stock units issued	447,700	28,050	475,750
Shares issued	(101,402)	(5,950)	(107,352)
Stock units cancelled or forfeited(1)	(49,298)	—	(49,298)

Stock units outstanding at December 31, 2004	950,500	50,150	1,000,650
Stock units issued	433,550	25,500	459,050
Shares issued	(461,809)	(17,117)	(478,926)
Adjustment to stock units outstanding at the time of the Spin-off(2)	198,411	9,241	207,652
Stock units cancelled or forfeited(1)	(295,404)	—	(295,404)

Stock units outstanding at December 31, 2005	825,248	67,774	893,022
Stock units issued	460,750	25,500	486,250
Shares issued	(334,023)	(23,598)	(357,621)
Stock units cancelled or forfeited(1)	(177,714)	—	(177,714)

Stock units outstanding at December 31, 2006	774,261	69,676	843,937

Weighted average grant date fair value	$33.55	$35.47	$33.68

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited become available for future grants.

(2)	Stock units outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the Spin-off.

During the years ended December 31, 2006, 2005 and 2004, we recognized stock unit expense of $15.3 million, $15.3 million and $6.0 million, respectively, including certain accelerated vestings in 2006 and 2005, and an income tax benefit related to stock unit expense of $4.4 million, $2.5 million and $1.5 million, respectively.

The weighted-average grant date fair value of stock units granted during the years ended December 31, 2006, 2005 and 2004 was $37.78 per share, $28.24 per share and $27.54 per share, respectively. At December 31, 2006, there was $19.8 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during 2006:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2004	28,286	$29.95
Restricted shares granted	31,374	33.39
Restricted shares vested	(27,005)	30.87

Nonvested at December 31, 2004	32,655	32.49
Restricted shares granted	28,586	36.31
Restricted shares vested	(31,725)	33.35

Nonvested at December 31, 2005	29,516	35.27
Restricted shares granted	28,098	39.97
Restricted shares vested	(30,029)	36.39

Nonvested at December 31, 2006	27,585	38.83

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

Stock Repurchases — A summary of the increases in our stock repurchase program, as authorized by our Board of Directors, is shown below.

	Authorized	Cumulative
	Increase in Stock	Authorized Stock
Date of Authorization	Repurchase Program	Repurchase Program
	(In millions)

September 15, 1998	$100	$100
September 28, 1999	100	200
November 17, 1999	100	300
May 19, 2000	100	400
November 2, 2000	100	500
January 8, 2003	150	650
February 12, 2003	150	800
September 7, 2004	200	1,000
November 2, 2004	100	1,100
August 10, 2005	300	1,400
November 2, 2005	300	1,700
May 3, 2006	300	2,000
November 29, 2006	300	2,300

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Set forth in the chart below is a summary of the stock we repurchased pursuant to this program through December 31, 2006.

		No. of Shares of
		Common Stock
Year	Quarter	Repurchased	Purchase Price
			(In millions)

1998	Third	3,000,000	$30.4
	Fourth	1,531,200	15.6
1999	Second	239,100	3.0
	Third	5,551,545	66.7
	Fourth	10,459,524	128.4
2000	First	2,066,400	27.2
	Second	2,898,195	42.2
	Third	4,761,000	77.0
	Fourth	120,000	2.1
2001	First	370,002	6.1
2002	Fourth	4,126,200	101.2
2003	First	4,854,900	128.5
	Third	360,000	9.9
	Fourth	1,453,400	47.1
2004	First	150,000	5.1
	Third	7,825,000	251.9
	Fourth	1,335,000	39.6
2005	Third	9,926,000	361.1
	Fourth	8,955,300	338.4
2006	First	400,000	15.3
	Second	3,337,200	120.3
	Fourth	6,285,000	264.2

	Total	80,004,966	$2,081.3

As of December 31, 2006, $218.7 million was available for repurchases under this program (excluding fees and commissions).

Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

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

	Year Ended December 31
	2006	2005	2004
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$280,263	$256,650	$206,207
Denominator:
Average common shares	133,938,777	146,673,322	154,635,979
Basic EPS from continuing operations	$2.09	$1.75	$1.33
Diluted EPS computation:
Numerator:
Income from continuing operations	$280,263	$256,650	$206,207
Denominator:
Average common shares — basic	133,938,777	146,673,322	154,635,979
Stock option conversion(1)	5,463,791	5,736,543	5,125,070
Stock units	359,536	1,028,771	943,527

Average common shares — diluted	139,762,104	153,438,636	160,704,576

Diluted EPS from continuing operations	$2.01	$1.67	$1.28

(1)	Stock option conversion excludes anti-dilutive shares of 2,708,364, 123,560 and 49,742 at December 31, 2006, 2005 and 2004, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER COMPREHENSIVE INCOME

Comprehensive income comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income for December 31, 2006 and 2005 are included below.

	Pre-Tax
	Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount
	(In thousands)

Accumulated other comprehensive income, December 31, 2004	$(33,482)	$27,785	$(5,697)
Cumulative translation adjustment	(28,220)	—	(28,220)
Net change in fair value of derivative instruments	17,538	(6,248)	11,290
Amounts reclassified to income statement related to derivatives	13,093	(4,583)	8,510
Minimum pension liability adjustment	(18,476)	6,660	(11,816)

Accumulated other comprehensive income, December 31, 2005	(49,547)	23,614	(25,933)
Cumulative translation adjustment	(10,336)	—	(10,336)
Net change in fair value of derivative instruments	14,002	(5,265)	8,737
Amounts reclassified to income statement related to derivatives	(11,854)	4,399	(7,455)
Minimum pension liability adjustment	6,454	(2,451)	4,003
Adjustment to pension and other postretirement liability related to adoption of SFAS No. 158	(23,875)	9,072	(14,803)

Accumulated other comprehensive income, December 31, 2006	$(75,156)	$29,369	$(45,787)

The components of accumulated other comprehensive income (loss) at December 31, 2006 and 2005 are as follows:

	December 31,	December 31,
	2006	2005
	(In thousands)

Cumulative translation adjustment	$1,922	$12,258
Fair value of derivative instruments, net of tax	10,527	9,245
Pension and other postretirement liability adjustment, net of tax	(58,236)	(47,436)

Total accumulated other comprehensive income (loss)	$(45,787)	$(25,933)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2006, 2005 and 2004, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Defined benefit plans	$8,074	$11,506	$9,833
Defined contribution plans	23,806	22,219	18,006
Multi-employer pension and certain union plans	27,231	23,939	22,712

Total	$59,111	$57,664	$50,551

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Effective October 1, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our defined benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employer’s Accounting for Pensions”, all of which were previously netted against the plans’ funded status in our Consolidated Balance Sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $675,000 ($420,000 net of tax), unrecognized prior service costs of $9.7 million ($6.1 million net of tax) and unrecognized actuarial losses of $73.1 million ($45.6 million net of tax). The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2007 is $112,000 ($70,000 net of tax), $843,000 ($525,000 net of tax), and $2.9 million ($1.8 million net of tax), respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2006 and 2005 and the funded status of the plans at December 31, 2006 and 2005 is as follows:

	December 31
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$295,106	$274,993
Service cost	2,530	2,909
Interest cost	16,573	17,003
Plan participants’ contributions	—	65
Plan amendments	—	2,459
Actuarial loss	5,215	20,300
Divestiture	—	1,818
Benefits paid	(21,149)	(24,441)

Benefit obligation at end of year	298,275	295,106

Change in plan assets:
Fair value of plan assets at beginning of year	190,568	165,254
Actual return on plan assets	24,343	14,090
Employer contribution	37,453	34,113
Plan participants’ contributions	—	65
Divestiture	—	1,487
Benefits paid	(21,149)	(24,441)

Fair value of plan assets at end of year	231,215	190,568

Funded status at end of year	$(67,060)	$(104,538)

At December 31, 2005, the plans included unrecognized transition obligations of $785,000, unrecognized prior service costs of $10.6 million, and unrecognized net losses of $80.6 million, resulting in a net unfunded accrued pension cost of $12.6 million. Our Consolidated Balance Sheet at December 31, 2005 included an accrued pension liability of $100.1 million, an intangible pension asset of $11.3 million and an accumulated other comprehensive loss of $76.1 million determined in accordance with SFAS No. 87.

The underfunded status of the plans of $67.1 million at December 31, 2006 is recognized in our Consolidated Balance Sheet and includes $920,000 classified as a current accrued pension liability. No plan assets are expected to be returned to us during the year ended December 31, 2007.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2006 and 2005 was:

	December 31
	2006	2005

Discount rate	5.85%	5.75%
Expected return on plan assets	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2006, 2005 and 2004 follows:

	Year Ended December 31
	2006	2005	2004

Discount rate	5.75%	5.75%	6.00 to 6.50%
Expected return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

	December 31
	2006	2005	2004
	(In thousands)

Components of net periodic pension cost:
Service cost	$2,530	$2,909	$2,364
Interest cost	16,573	17,003	16,231
Expected return on plan assets	(15,783)	(15,698)	(12,899)
Amortizations:
Unrecognized transition obligation	111	107	107
Prior service cost	850	628	628
Unrecognized net loss	3,443	3,010	1,652
Effect of settlement	350	3,547	1,750

Net periodic benefit cost	$8,074	$11,506	$9,833

Pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31
	2006	2005
	(In millions)

Projected benefit obligation	$296.7	$293.3
Accumulated benefit obligation	292.3	287.6
Fair value of plan assets	229.6	189.1

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

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments and the effect of periodic target asset allocation rebalancing. It is intended that the investments will be rebalanced when the allocation is not within the target range. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.00%. We believe these assumptions are appropriate based upon the mix of investments and the long-term nature of the plans’ investments.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plan weighted average asset allocations at December 31, 2006 and 2005 by asset category were as follows:

	December 31
Asset Category	2006	2005

Equity securities and limited partnerships	71%	71%
Fixed income securities	26	27
Cash and cash equivalents	3	2

Total	100%	100%

Equity securities of the plan did not include any investment in our common stock at December 31, 2006 or 2005.

We expect to contribute $23.2 million to the pension plans for 2007. Estimated pension plan benefit payments for the next ten years are as follows:

2007	$15.9 million
2008	16.1 million
2009	16.5 million
2010	16.8 million
2011	16.5 million
Next five years	102.7 million

Defined Contribution Plans — Certain of our non-union personnel may elect to participate in savings and profit sharing plans sponsored by us. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 20% of a participant’s annual compensation and provide for employer matching and profit sharing contributions as determined by our Board of Directors. In addition, certain union hourly employees are participants in company-sponsored defined contribution plans, which provide for employer contributions in various amounts ranging from $24 to $91 per pay period per participant.

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

Effective October 1, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the unfunded portion (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligations) of our defined benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Prior to our adoption of SFAS No. 158, no other comprehensive income was recognized in our Consolidated Balance Sheets for our postretirement benefits other than pensions. Included in accumulated other

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: negative unrecognized prior service costs of $512,000 ($319,000 net of tax) and unrecognized actuarial losses of $10.5 million ($6.5 million net of tax). The negative prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2007 is negative $69,000 ($43,000 net of tax) and $1.1 million ($663,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2006	2005
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$27,397	$22,677
Service cost	1,062	1,004
Interest cost	1,496	1,107
Actuarial loss	1,788	5,241
Benefits paid	(2,426)	(2,633)

Benefit obligation at end of year	29,317	27,396
Fair value of plan assets at end of year	—	—

Funded status	$(29,317)	$(27,396)

At December 31, 2005, the plans included unrecognized negative prior service costs of $581,000 and unrecognized net losses of $9.6 million, resulting in a net unfunded accrued postretirement cost of $18.3 million determined in accordance with SFAS No. 87.

The unfunded portion of the liability of $29.3 million at December 31, 2006 is recognized in our Consolidated Balance Sheet and includes $2.4 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2006 and 2005 as follows:

	December 31
	2006	2005

Healthcare inflation:
Initial rate	12.00%	12.00%
Ultimate rate	5.05%	5.05%
Year of ultimate rate achievement	2011	2010
Discount rate	5.85%	5.75%

The weighted average discount rate used to determine net periodic benefit cost was 5.75%, 5.75% and 6.0% to 6.5% for 2006, 2005 and 2004, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2006	2005	2004
	(In thousands)

Components of net periodic benefit cost:
Service and interest cost	$2,558	$2,111	$2,034
Amortizations:
Prior service cost	(69)	(69)	(69)
Unrecognized net loss	941	284	291

Net periodic benefit cost	$3,430	$2,326	$2,256

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$224	$(195)
Effect on postretirement obligation	2,139	(1,912)

We expect to contribute $2.4 million to the postretirement health care plans for 2007. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2007	$2.4 million
2008	2.7 million
2009	2.9 million
2010	3.1 million
2011	3.1 million
Next five years	18.3 million

15.	FACILITY CLOSING AND REORGANIZATION COSTS

Facility Closing and Reorganization Costs — We recorded net facility closing and reorganization costs of $25.1 million, $35.5 million and $24.6 million during 2006, 2005 and 2004, respectively. Our facility closing and reorganization costs are not allocated to our segments as we evaluate segment performance before such costs.

The charges recorded during 2006 are primarily related to the following:

•	The closing of Dairy Group facilities in Akron, Ohio and Madison, Wisconsin; and

•	Previously announced plans including reorganizing WhiteWave Foods Company and closing Dairy Group manufacturing facilities.

The charges recorded during 2005 are primarily related to the following:

•	The closing of Dairy Group manufacturing facilities in Union, New Jersey and Albuquerque, New Mexico; and

•	Previously announced plans including reorganizing WhiteWave Foods Company and closing Dairy Group manufacturing facilities.

The charges recorded during 2004 are primarily related to the following:

•	Closing Dairy Group manufacturing facilities in Madison, Wisconsin; San Leandro and South Gate, California; Westwego, Louisiana; Pocatello, Idaho and Wilkesboro, North Carolina;

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Reorganizing our WhiteWave Foods Company including consolidating the operations of the three distinct operating units: White Wave, Horizon Organic, and Dean National Brand Group; and

•	Transferring Morningstar Foods’ private label and manufacturing operations to the Dairy Group.

These charges were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which became effective for us in January 2003. We expect to incur additional charges related to these restructuring plans of approximately $15.4 million, including an additional $10.0 million in work force reduction costs and approximately $5.4 million in shut down and other costs. Approximately $14.9 million and $500,000 of these additional charges are expected to be completed by December 2007 and December 2008, respectively. A significant portion of the 2007 charges relate to the realignment of our Dairy Group’s finance and accounting organization.

The principal components of our continued reorganization and cost reduction efforts include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the reorganization of WhiteWave Foods Company’s supply chain and distribution activities, including termination of certain contractual agreements; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities and related equipment at December 31, 2006 was approximately $15.8 million. We are marketing these properties for sale.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for 2006 and 2005 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,			December 31,			December 31,
	2004	Charges	Payments	2005	Charges	Payments	2006
	(In thousands)

Cash charges:
Workforce reduction costs	$5,568	$14,373	$(11,639)	$8,302	$4,954	$(8,934)	$4,322
Shutdown costs	287	2,644	(2,722)	209	4,895	(5,088)	16
Lease obligations after shutdown	74	2,559	(561)	2,072	1,123	(1,882)	1,313
Settlement of contracts	—	724	—	724	45	(769)	—
Other	236	4,084	(3,850)	470	1,991	(2,245)	216

Subtotal	$6,165	$24,384	$(18,772)	$11,777	$13,008	$(18,918)	$5,867

Noncash charges:
Write-down of assets		11,067			12,108

Total charges		$35,451			$25,116

Acquired Facility Closing and Other Exit Costs — As part of our purchase price allocations, we accrue costs from time to time pursuant to plans to exit certain facilities and activities of acquired businesses in order to rationalize production and reduce costs and inefficiencies. During 2004, we accrued costs to close two Dairy Group facilities acquired in 2003 and the Horizon Organic Farm and Education Center acquired in 2004, as well as to exit certain acquired contractual obligations. During 2005, we resolved a contractual obligation for less than we had previously reserved. The accruals and subsequent adjustments, if any, are reflected within the determination of the purchase price. The accruals and subsequent adjustments had no impact on our Consolidated Statements of Income.

The principal components of the plans include the following:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions and offices;

•	Shutdown costs, including those costs necessary to clean and prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease or termination costs, utilities and property taxes after shutdown of the facility, as well as costs to exit certain contractual obligations.

Activity with respect to these acquisition liabilities for 2006 and 2005 is summarized below:

	Accrued				Accrued		Accrued
	Charges at				Charges at		Charges at
	December 31,				December 31,		December 31,
	2004	Accruals	Payments	Adjustments	2005	Payments	2006
	(In thousands)

Workforce reduction costs	$2,135	$431	$(876)	$(1,324)	$366	$(296)	$70
Shutdown and exit costs	81,766	—	(11,164)	(30,123)	40,479	(38,905)	1,574

Total	$83,901	$431	$(12,040)	$(31,447)	$40,845	$(39,201)	$1,644

16.	OTHER OPERATING INCOME

In the fourth quarter of 2004, we recognized a $5.9 million gain primarily related to the settlement of litigation.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Cash paid for interest and financing charges, net of capitalized interest	$184,902	$161,580	$155,015
Cash paid for taxes	63,037	166,224	27,453
Noncash transactions:
Stock dividend related to the Spin-off	—	(492,613)	—

18.	COMMITMENTS AND CONTINGENCIES

Contingent Obligations Related to Divested Operations — We have sold several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We have established reserves for estimated probable liabilities related to our divested businesses.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of the former Dean Foods Company, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we ever materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the Dean Holding Company after the pre-existing agreements with certain other suppliers or producers expire. We have not breached or terminated any of our milk supply agreements with DFA.

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense, including additional rent, was $132.3 million, $129.0 million and $119.7 million for 2006, 2005 and 2004, respectively.

The composition of capital leases which are reflected as property, plant and equipment in our Consolidated Balance Sheets are as follows:

	December 31
	2006	2005
	(In thousands)

Machinery and equipment	$7,509	$2,550
Less accumulated amortization	(785)	(163)

	$6,724	$2,387

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

Future minimum payments at December 31, 2006, under non-cancelable capital leases and operating leases with terms in excess of one year and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
		(In thousands)

2007	$918	$107,021	$310,416
2008	1,299	95,739	106,222
2009	1,278	85,725	59,997
2010	1,300	68,134	41,667
2011	1,375	49,488	8,259
Thereafter	393	83,323	75,780

Total minimum lease payments	6,563	$489,430	$602,341

Less amount representing interest	(656)

Present value of capital lease obligations	$5,907

Litigation, Investigations and Audits — We are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any probable liability we may have may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Two shareholder derivative complaints were filed against us which allege stock option backdating. The complaints name certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of our Board of Directors was established and has been conducting its own independent review of our stock option grants and the allegations made in the complaints. The committee consists of independent board members not named in the litigation.

We also have been informed by the staff of the Securities and Exchange Commission (the “SEC”) that it is conducting an informal inquiry into our stock option practices. We are cooperating fully with the SEC’s inquiry.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2 million for casualty claims. We believe we have established adequate reserves to cover these claims. At December 31, 2006 and 2005, we recorded accrued liabilities related to these retained risks of $172.9 million and $161.2 million, respectively, including both current and long-term liabilities.

During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During 2006, we received approximately $5.8 million in settlement of a portion of our business interruption claim for the period of August 29, 2005 through June 30, 2006. The insurance proceeds are recorded within cost of sales. We will continue to submit additional business interruption claims during 2007, and we will recognize these amounts upon settlement of the claims.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2006 and 2005. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and certain other debt are variable, their fair values approximate their carrying values.

We have senior notes with an aggregate face value of $600 million with fixed interest rates ranging from 6.625% to 8.15% at December 31, 2006. These notes were issued by Dean Holding Company prior to our acquisition of Dean Holding Company. On May 17, 2006, we issued $500 million aggregate principal amount of senior notes with a fixed interest rate of 7.0%.

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

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subsidiary senior notes	$(572,037)	$(604,500)	$(568,493)	$(615,625)
Dean Foods Company senior notes	(498,112)	(508,750)	—	—
Interest rate agreements	14,847	14,847	13,579	13,579

20.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

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

On January 1, 2006, we transferred Rachel’s Organic from our former International division to WhiteWave Foods Company. Our results have been restated for this transfer for all periods presented.

We evaluate the performance of our segments based on operating profit or loss before other operating income, gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	2006	2005	2004
	(In thousands)

Net sales to external customers:
Dairy Group	$8,820,950	$8,973,442	$8,683,135
WhiteWave Foods Company	1,277,605	1,201,276	1,042,413

Total	$10,098,555	$10,174,718	$9,725,548

Intersegment sales:
Dairy Group	$13,208	$76,324	$56,844
WhiteWave Foods Company	96,322	101,459	58,541

Total	$109,530	$177,783	$115,385

Operating income:
Dairy Group	$678,011	$642,043	$598,013
WhiteWave Foods Company	139,352	114,950	87,723
Corporate	(141,552)	(141,447)	(131,315)

Segment operating income	675,811	615,546	554,421
Facility closing and reorganization costs	(25,116)	(35,451)	(24,575)
Other operating income	—	—	5,899

Total	650,695	580,095	535,745
Other (income) expense:
Interest expense	194,547	160,230	191,788
Other (income) expense, net	435	(683)	(722)

Consolidated income from continuing operations before tax	$455,713	$420,548	$344,679

Depreciation and amortization:
Dairy Group	$179,304	$190,849	$177,649
WhiteWave Foods Company	37,361	12,224	8,685
Corporate	11,017	11,557	15,955

Total	$227,682	$214,630	$202,289

Assets:
Dairy Group	$5,141,662	$5,197,092	$5,389,258
WhiteWave Foods Company	1,372,946	1,308,388	1,108,181
Corporate	235,585	243,677	198,879
Discontinued operations	19,980	301,727	1,060,050

Total	$6,770,173	$7,050,884	$7,756,368

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Capital expenditures:
Dairy Group	$149,381	$181,400	$270,255
WhiteWave Foods Company	77,275	99,994	27,969
Corporate	10,586	5,735	2,962

Total	$237,242	$287,129	$301,186

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Major Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their net sales. Approximately 17.7%, 15.4% and 14.0%, respectively, of our consolidated net sales were to that same customer in 2006, 2005 and 2004.

21.	RELATED PARTY TRANSACTIONS

Real Property Lease — We lease the land for our Franklin, Massachusetts facility from a partnership in which Alan Bernon, President of our Dairy Group and a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) Our lease payments were approximately $700,000 in 2006, 2005 and 2004.

Minority Interest in Consolidated Container Holding Company — We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an approximately 99% interest. Alan Bernon, President of our Dairy Group and a member of our Board of Directors, and his brother, Peter Bernon, collectively own less than 1% of Franklin Plastics, Inc.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2006 and 2005.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)

2006
Net sales	$2,509,041	$2,477,884	$2,517,792	$2,593,838
Gross profit	651,346	683,847	694,006	710,680
Income from continuing operations	54,694	74,795	74,498	76,276
Net income(1)	52,792	28,868	70,793	72,961
Earnings per common share(2):
Basic	0.39	0.21	0.53	0.55
Diluted	0.37	0.21	0.51	0.53
2005
Net sales	$2,474,571	$2,515,130	$2,569,405	$2,615,612
Gross profit	611,223	647,235	651,049	673,663
Income from continuing operations	50,692	74,026	62,181	69,751
Net income(3)	61,469	81,626	99,384	66,175
Earnings per common share(2):
Basic	0.41	0.54	0.67	0.48
Diluted	0.39	0.52	0.64	0.45

(1)	The results for the first, second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $2.7 million, $1.8 million, $3.4 million and $7.6 million, respectively.

(2)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter, and the sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(3)	The results for the first, second, third and fourth quarters include facility closing and reorganization costs, net of tax, of $3.9 million, $1.5 million, $11.3 million and $5.3 million, respectively.

23.	SUBSEQUENT EVENTS (unaudited)

Sale of Iberian Operations — On January 18, 2007, we completed the sale of our Portuguese operations (that comprised the remainder of our Iberian operations). Our net cash proceeds were approximately $11.0 million subject to final working capital settlements. No significant loss was recorded on the sale. The sale of these operations is part of our strategy to focus on our core dairy and branded business.

Acquisition of Friendship Dairies, Inc. — In February 2007, our Dairy Group entered into an agreement to acquire Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction will expand our cultured dairy product capabilities and add a strong regional brand. The purchase price will be approximately $130 million, including the costs of the acquisition. We expect to complete the transaction by the second quarter of 2007, subject to regulatory approval.

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

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of December 31, 2006. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed with the Securities and Exchange Commission (the “SEC”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

We do not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, WhiteWave Foods Company implemented SAP as its primary financial reporting and resource planning system. As a result, we made changes to our internal control over financial reporting. SAP was implemented at all locations of WhiteWave Foods Company in the United States except for the manufacturing facilities located in City of Industry, CA, Jacksonville, FL and Mt. Crawford, VA. WhiteWave Foods Company will implement SAP at these facilities during 2007.

Conclusions

Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of December 31, 2006, our Disclosure Controls were effective at the reasonable assurance level. In the fourth quarter of 2006, other than the ongoing implementation of SAP as discussed above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears on page 46.

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Dean Foods Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 28, 2007

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 18, 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Dated February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gregg L. Engles Gregg L. Engles	Chief Executive Officer and Chairman of the Board	February 28, 2007

/s/ Jack F. Callahan, Jr. Jack F. Callahan, Jr.	Executive Vice President and Chief Financial Officer	February 28, 2007

/s/ Ronald L. McCrummen Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer	February 28, 2007

/s/ Alan Bernon Alan Bernon	Director	February 28, 2007

/s/ Lewis M. Collens Lewis M. Collens	Director	February 28, 2007

/s/ Tom Davis Tom Davis	Director	February 28, 2007

/s/ Stephen L. Green Stephen L. Green	Director	February 28, 2007

/s/ Janet Hill Janet Hill	Director	February 28, 2007

/s/ Joseph S. Hardin, Jr. Joseph S. Hardin, Jr.	Director	February 28, 2007

/s/ Ron Kirk Ron Kirk	Director	February 28, 2007

/s/ John S. Llewellyn, Jr. John S. Llewellyn, Jr.	Director	February 28, 2007

S-1

Name	Title	Date

/s/ John Muse John Muse	Director	February 28, 2007

/s/ Hector M. Nevares Hector M. Nevares	Director	February 28, 2007

/s/ Pete Schenkel Pete Schenkel	Director	February 28, 2007

/s/ Jim Turner Jim Turner	Director	February 28, 2007

S-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the consolidated financial statements of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (the report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company’s adoption of new accounting standards); such consolidated financial statements and reports are included in your 2006 Annual Report to Stockholders and are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 28, 2007

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

Allowance for doubtful accounts deducted from accounts receivable:

		Charged to
	Balance at	(Reduction in)
	Beginning of	Costs and			Balance at
Year	Period	Expenses	Other	Deductions	End of Period
	(In thousands)

2004	$31,552	$(1,567)	$2,052	$8,112	$23,925
2005	23,925	7,800	—	9,660	22,065
2006	22,065	(2,816)	524	2,703	17,070

INDEX TO EXHIBITS

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
3.2		—	Amended and Restated Bylaws (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (File No. 1-12755)).
4.1		—	Specimen of Common Stock Certificate (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2001, filed April 1, 2002 (File No. 1-12755)).
4.2		—	Registration Rights Agreement (incorporated by reference from our Registration Statement on Form S-1 (File No. 333-1858)).
4.3		—	Rights Agreement dated March 6, 1998 among us and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate (incorporated by reference from the Registration Statement on Form 8-A filed on March 10, 1998 (File No. 1-12755)).
4.4		—	Amendment No. 1 to Rights Agreement dated May 26, 2004 by and between us and The Bank of New York, as rights agent (incorporated by reference from our Current Report on Form 8-K dated May 27, 2004 (Filed No. 1-12755)).
4.5		—	Indenture, dated as of May 15, 2006, between the Company the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference from our Current Report on Form 8-K dated May 19, 2006 (File No. 1-12755)).
4.6		—	Supplemental Indenture No. 1, dated as of May 17, 2006, between the Company, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee (incorporated by reference from our Current Report on Form 8-K dated May 19, 2006 (File No. 1-12755)).
*10	.1	—	Eighth Amended and Restated 1997 Stock Option and Restricted Stock Plan (filed herewith).
*10	.2	—	Third Amended and Restated 1989 Dean Foods Stock Awards Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, filed March 16, 2005 (File No. 1-12755)).
*10	.3	—	Amended and Restated Executive Deferred Compensation Plan (filed herewith).
*10	.4	—	Post-2004 Executive Deferred Compensation Plan (filed herewith).
*10	.5	—	Fifth Amended and Restated 1997 Employee Stock Purchase Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12755)).
*10	.6	—	Executive Incentive Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12755)).
*10	.7	—	Revised and Restated Supplemental Executive Retirement Plan (filed herewith).
*10	.8	—	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan (filed herewith).
*10	.9	—	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan (filed herewith).
*10	.10	—	Description of Compensation Arrangements for Executive Officers (filed herewith).
*10	.11	—	Summary of Compensation Paid to Non-Employee Directors (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12755)).
*10	.12	—	Form of stock option award agreement for awards to executive officers (filed herewith).
*10	.13	—	Form of stock unit award agreement for awards to executive officers (filed herewith).
*10	.14	—	Executive Severance Pay Plan (filed herewith).
*10	.15	—	Employment agreement dated September 7, 2005 between us and Alan Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.16	—	Stock Unit Award Agreement between us and Alan Bernon dated September 7, 2005 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.17	—	Change in Control Agreement between us and Alan Bernon dated September 7, 2005 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (Filed No. 1-12755)).

Exhibit
Number			Description

*10	.18	—	Proprietary Information, Invention, and Non-Compete Agreement dated September 7, 2005 between us and Alan Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.19	—	Employment agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.20	—	Change of Control Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.21	—	Proprietary Information, Inventions and Non-Compete Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.22	—	Non Qualified Stock Option Agreement dated October 7, 2005 between us and Joseph Scalzo (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed November 8, 2005 (File No. 1-12755)).
*10	.23	—	Employment agreement dated December 2, 2005 between us and Pete Schenkel (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12755)).
*10	.24	—	Independent Contractors and Non-Competition Agreement dated December 1, 2005 between us and Pete Schenkel (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12755)).
*10	.25	—	Employment Agreement between the Company and Jack F. Callahan dated April 27, 2006 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12755)).
*10	.26	—	Change in Control Agreement — Jack F. Callahan, Jr. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12755)).
*10	.27	—	Proprietary Information, Inventions and Non-Compete Agreement — Jack F. Callahan, Jr. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 1-12755)).
*10	.28	—	Form of Change in Control Agreement for our executive officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
*10	.29	—	Form of Change in Control Agreement for certain senior officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
*10	.30	—	Form of Change in Control Agreement for certain other officers (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-12755)).
10.31		—	Stockholders Agreement dated July 31, 1997 among us, Franklin Plastics, Peter M. Bernon and Alan J. Bernon (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997 (File No. 1-12755)).
10.32		—	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings, LLC (filed herewith).
10.33		—	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005 (incorporated by reference from our Current Report on Form 8-K dated June 27, 2005 (File No. 1-12755)).
10.34		—	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods (incorporated by reference from our Current Report on Form 8-K dated June 27, 2005 (File No. 1-12755)).
10.35		—	Amended and Restated Credit Agreement among us and our senior lenders (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 1-12755)).
10.36		—	Amendment No. 1 to Amended and Restated Credit Agreement (incorporated by reference from our Current Report on Form 8-K dated June 1, 2005 (File No. 1-12755)).
10.37		—	Amendment No. 2 to Amended and Restated Credit Agreement (incorporated by reference from our Current Report on Form 8-K dated November 28, 2005 (File No. 1-12755)).
10.38		—	Amendment No. 3 to Amended and Restated Credit Agreement (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 1-12755)).

Exhibit
Number		Description

10.39	—	Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated November 21, 2006 (File No. 1-12755)).
10.40	—	Amendment No. 11 to Fourth Amended and Restated Receivables Purchase Agreement (incorporated by reference from our Current Report on Form 8-K dated November 21, 2006 (File No. 1-12755)).
12	—	Statement of Computation of Ratio of Earnings to Fixed Charges (filed herewith).
14	—	Code of Ethics (filed herewith).
21	—	List of Subsidiaries (filed herewith).
23.1	—	Consent of Deloitte & Touche LLP (filed herewith).
31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99	—	Supplemental Financial Information for Dean Holding Company (filed herewith).

*	Management or compensatory contract