Form 10-Q
period 2007-03-31
DEAN FOODS CO
filed 2007-05-10
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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
As of May 4, 2007, the number of shares outstanding of each class of common stock was:

Common Stock, par value $0.01 129,997,167

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$37,954	$31,140
Receivables, net	803,952	799,038
Inventories	380,137	360,754
Deferred income taxes	133,770	117,991
Prepaid expenses and other current assets	58,492	70,367

Total current assets	1,414,305	1,379,290
Property, plant and equipment, net	1,785,656	1,786,907
Goodwill	3,060,052	2,943,139
Identifiable intangible and other assets	636,402	640,857
Assets of discontinued operations	—	19,980

Total	$6,896,415	$6,770,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$841,904	$822,122
Income taxes payable	9,638	30,776
Current portion of long-term debt	478,275	483,658

Total current liabilities	1,329,817	1,336,556
Long-term debt	2,885,166	2,872,193
Deferred income taxes	502,875	504,552
Other long-term liabilities	284,049	238,682
Liabilities of discontinued operations	—	8,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 129,521,702 and 128,371,104 shares issued and outstanding, with a par value of $0.01 per share	1,295	1,284
Additional paid-in capital	656,307	624,475
Retained earnings	1,287,520	1,229,427
Accumulated other comprehensive loss	(50,614)	(45,787)

Total stockholders’ equity	1,894,508	1,809,399

Total	$6,896,415	$6,770,173

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31
	2007	2006

Net sales	$2,629,749	$2,509,041
Cost of sales	1,942,474	1,857,695

Gross profit	687,275	651,346
Operating costs and expenses:
Selling and distribution	415,635	405,145
General and administrative	109,390	102,281
Amortization of intangibles	2,322	1,421
Facility closing and reorganization costs	5,775	4,402

Total operating costs and expenses	533,122	513,249

Operating income	154,153	138,097
Other (income) expense:
Interest expense	52,241	47,536
Other (income) expense, net	300	100

Total other expense	52,541	47,636

Income from continuing operations before income taxes	101,612	90,461
Income taxes	38,409	35,767

Income from continuing operations	63,203	54,694
Income (loss) from discontinued operations, net of tax	617	(1,902)

Net income	$63,820	$52,792

Average common shares:
Basic	128,889,506	135,170,111
Diluted	134,521,467	142,409,989
Basic earnings per common share:
Income from continuing operations	$0.49	$0.40
Income (loss) from discontinued operations	0.01	(0.01)

Net income	$0.50	$0.39

Diluted earnings per common share:
Income from continuing operations	$0.47	$0.38
Loss from discontinued operations	—	(0.01)

Net income	$0.47	$0.37

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399
Issuance of common stock	1,150,598	11	23,834	—	—	23,845
Share-based compensation expense	—	—	8,303	—	—	8,303
Net income	—	—	—	63,820	—	63,820	$63,820
Other comprehensive income (Note 8):
Change in fair value of derivative instruments, net of tax	—	—	—	—	(3,192)	(3,192)	(3,192)
Amounts reclassified to income statement related to hedging activities, net of tax	—	—	—	—	(1,240)	(1,240)	(1,240)
Cumulative translation adjustment					(395)	(395)	(395)

Adoption of FIN 48	—	—	(305)	(5,727)	—	(6,032)

Comprehensive income							$58,993

Balance, March 31, 2007	129,521,702	$1,295	$656,307	$1,287,520	$(50,614)	$1,894,508

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31
	2007	2006

Cash flows from operating activities:
Net income	$63,820	$52,792
(Income) loss from discontinued operations	(617)	1,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,343	55,518
Share-based compensation expense	8,303	9,389
Loss on disposition of assets	802	618
Write-down of impaired assets	4,760	1,424
Deferred income taxes	—	38,106
Other	(133)	(193)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	469	42,258
Inventories	(17,126)	4,976
Prepaid expenses and other assets	8,681	(4,939)
Accounts payable and accrued expenses	9,740	(128,199)
Income taxes payable	1,966	(48,403)

Net cash provided by continuing operations	138,008	25,249
Net cash used in discontinued operations	—	(3,155)

Net cash provided by operating activities	138,008	22,094
Cash flows from investing activities:
Additions to property, plant and equipment	(51,781)	(54,989)
Payments for acquisitions and investments, net of cash received	(125,839)	(9,760)
Proceeds from divestitures	10,706	—
Proceeds from sale of fixed assets	1,550	1,836

Net cash used in continuing operations	(165,364)	(62,913)
Net cash used in discontinued operations	—	(5,509)

Net cash used in investing activities	(165,364)	(68,422)
Cash flows from financing activities:
Proceeds from issuance of debt	83,500	65,198
Repayment of debt	(73,175)	(37,792)
Issuance of common stock related to share-based compensation	18,026	5,440
Tax savings on share-based compensation	5,819	22,680
Repurchase of common stock	—	(15,357)

Net cash provided by continuing operations	34,170	40,169
Net cash provided by discontinued operations	—	8,588

Net cash provided by financing activities	34,170	48,757

Increase in cash and cash equivalents	6,814	2,429
Cash and cash equivalents, beginning of period	31,140	24,456

Cash and cash equivalents, end of period	$37,954	$26,885

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended March 31, 2007 and 2006
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 1, 2007).

Certain reclassifications have been made to conform the prior year’s Condensed Consolidated Financial Statements to the current year’s classifications. During 2006, we reclassified the presentation of expense recognition for reusable packaging utilized in the distribution of our products from cost of sales to distribution expense. The reclassification reduced cost of sales and increased distribution expense by $5.5 million for the three months ended March 31, 2006. The reclassification had no impact on net income.

On September 14, 2006, we completed the sale of our operations based in Spain. The sale of our remaining Iberian operations was completed in January 2007 following the conclusion of Portuguese regulatory proceedings. In our Condensed Consolidated Financial Statements for the three-month period ended March 31, 2007, the gain on the sale of the Iberian operations is presented as discontinued operations.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs, product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave Foods Company includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third-party carriers. Shipping and handling costs recorded as a component of selling and distribution expense were approximately $326.0 million and $309.3 million for the first three months of 2007 and 2006, respectively.

Recently Adopted Accounting Pronouncements — Effective January 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. As a result of adopting the provisions of FIN 48, we recognized a $25.9 million increase in our liability for uncertain tax positions to $41.6 million, a $20.1 million increase in deferred income tax assets, a $305,000 decrease to additional paid-in capital, a $265,000 decrease to goodwill, and a $5.7 million decrease to beginning retained earnings.

The amount of unrecognized tax benefits at March 31, 2007 recorded in other long-term liabilities is $42.5 million, of which $19.0 million would impact our effective tax rate and $3.4 million would reduce goodwill if recognized. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

Consistent with periods prior to the adoption of FIN 48, we recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. As of March 31, 2007, we have accrued approximately $5.4 million for the payment of tax-related interest and penalties.

Our U.S. federal income tax returns for the years 2004 and 2005 are currently under examination by the Internal Revenue Service. We expect the examination of those years to be completed no earlier than the fourth quarter of 2008. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing. We have various state income tax returns in the process of examination or appeals.

Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” in September 2006. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

2.	Acquisitions and Discontinued Operations

Acquisitions

Friendship Dairies — On March 13, 2007, our Dairy Group completed the acquisition of Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction expanded our cultured dairy product capabilities and added a strong regional brand. We paid approximately $130 million, including transaction costs, for the purchase of Friendship Dairies and funded the purchase price with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price to the fair values of Friendship’s assets and liabilities. The pro forma impact of this acquisition on consolidated net earnings would not have materially changed reported net earnings.

Discontinued Operations

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. On September 14, 2006, we completed the sale of our operations in Spain. In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for approximately $11.4 million subject to regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007, resulting in a gain of $617,000.

Our financial statements have been reclassified to give effect to our Iberian operations as discontinued operations.

Major classes of assets and liabilities of our Iberian operations included in Assets and Liabilities of Discontinued Operations were as follows:

December 31,
2006
(In thousands)

Current assets	$14,255
Non-current assets	5,725
Current liabilities	8,791

3.	Inventories

	March 31,	December 31,
	2007	2006
	(In thousands)

Raw materials and supplies	$170,380	$173,208
Finished goods	209,757	187,546

Total	$380,137	$360,754

4.	Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total
	(In thousands)

Balance at December 31, 2006	$2,408,413	$534,726	$2,943,139
Acquisitions(1)	117,521	—	117,521
Purchase accounting adjustments	(608)	—	(608)

Balance at March 31, 2007	$2,525,326	$534,726	$3,060,052

(1)	We have not completed a final allocation of the purchase price to the fair value of Friendship’s assets and liabilities.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$511,735	$(5,877)	$505,858	$511,294	$(5,877)	$505,417
Intangible assets with finite lives:
Customer-related	70,177	(21,962)	48,215	72,789	(21,490)	51,299

Total	$581,912	$(27,839)	$554,073	$584,083	$(27,367)	$556,716

Amortization expense on intangible assets for the three months ended March 31, 2007 and 2006 was $1.6 million in both periods.

Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$6.1 million
2008	5.9 million
2009	5.8 million
2010	5.7 million
2011	3.9 million

5.	Long-Term Debt

	March 31, 2007		December 31, 2006
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods debt obligations:
Senior credit facility	$1,784,500	7.74%	$1,757,250	5.99%
Senior notes	498,148	7.00	498,112	7.00

	2,282,648		2,255,362
Subsidiary debt obligations:
Senior notes	572,980	6.625-8.15	572,037	6.625-8.15
Receivables-backed facility	500,400	5.67	512,500	5.68
Capital lease obligations and other	7,413		15,952

	1,080,793		1,100,489

	3,363,441		3,355,851
Less current portion	(478,275)		(483,658)

Total	$2,885,166		$2,872,193

Senior Credit Facility — During the three months ended March 31, 2007, our senior credit facility provided for a $1.5 billion revolving credit facility and a $1.39 billion term loan. At March 31, 2007, there was $397 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $145.3 million were issued but undrawn. At March 31, 2007 approximately $957.7 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

During the three months ended March 31, 2007, both the revolving credit facility and term loan bore interest, at our election, at the base rate plus a margin that varied from zero to 25 basis points depending on our credit ratings (as issued by Standard & Poor’s and Moody’s), or LIBOR plus a margin that varied from 50 to 150 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s). The weighted average blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 6.03% for the three months ended March 31, 2007. However, we had interest rate swap agreements in place that hedged $450 million of our borrowings under the senior credit facility at an average rate of 4.21%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

Principal payments on the term loan were scheduled as follows:

•	$56.3 million quarterly beginning December 31, 2006 through September 30, 2008;

•	$262.5 million quarterly beginning on December 31, 2008 through June 30, 2009; and

•	A final payment of $262.5 million on the maturity date of August 13, 2009.

No principal payments were due on the $1.5 billion revolving credit facility until maturity on August 13, 2009.

The credit agreement also required mandatory principal prepayments upon the occurrence of certain asset dispositions or recovery events.

In consideration for the revolving commitment, we paid a quarterly commitment fee on unused amounts of the revolving credit facility that ranged from 12.5 to 30 basis points, depending on our credit ratings (as issued by Standard & Poor’s and Moody’s).

The senior credit facility contained various financial and other restrictive covenants and required that we maintain certain financial ratios, including a maximum leverage and minimum interest coverage ratio. As of March 31, 2007, we were in compliance with all covenants contained in this credit agreement.

On April 2, 2007, we entered into an amended and restated credit agreement that replaced our senior credit facility in existence at March 31, 2007. See Note 13 for more information.

Dean Foods Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The outstanding balance at March 31, 2007 was $498.1 million.

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

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$250 million ($250 million face value), at 8.15% interest, maturing in August 2007;

•	$193.5 million ($200 million face value), at 6.625% interest, maturing in May 2009; and

•	$129.5 million ($150 million face value), at 6.9% interest, maturing in October 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.

Receivables-Backed Facility — We entered into a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of

2007, we made net payments of $12.1 million on this facility leaving an available and drawn balance of $500.4 million at March 31, 2007. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 5.67% at March 31, 2007. Our ability to re-borrow under this facility is subject to a borrowing base formula.

On April 2, 2007 we entered into an amendment and restatement of our receivables facility. See Note 13 for more information.

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

Interest Rate Agreements — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for loans under our senior credit facility by fixing the LIBOR interest rates specified in the senior credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements. In anticipation of the recapitalization of our balance sheet, in March 2007 we entered into a $2.95 billion forward starting interest rate swap. The notional amount of the swap will decline from $2.95 billion to $1.25 billion over its term. This swap became effective on April 2, 2007. For additional information see Note 13.

The following table summarizes our various interest rate agreements at March 31, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%	March 2008-March 2012	2,950

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the three months ended March 31, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in Other Comprehensive Income related to these swaps will be recognized over the originally forecasted period.

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

As of March 31, 2007 and December 31, 2006, our derivative asset and liability balances were:

	March 31,	December 31,
	2007	2006
	(In thousands)

Current derivative asset	$3,405	$6,525
Long-term derivative asset	6,656	8,322

Total derivative asset	$10,061	$14,847

Long-term derivative liability	(2,600)	—

Total derivative liability	$(2,600)	$—

There was no hedge ineffectiveness for the quarter ended March 31, 2007. Approximately $1.2 million of interest income (net of taxes) was reclassified to interest expense from other comprehensive income during the quarter ended March 31, 2007. We estimate that approximately $3.0 million of net derivative income (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will partially offset the higher interest payments recorded on our variable rate debt.

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

	Condensed Consolidating Balance Sheet as of March 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$4,943	$28,838	$4,173	$—	$37,954
Receivables, net	—	23,110	780,842	—	803,952
Intercompany receivables	353,573	3,003,857	278,216	(3,635,646)	—
Other current assets	116,964	455,425	10	—	572,399

Total current assets	475,480	3,511,230	1,063,241	(3,635,646)	1,414,305
Property, plant and equipment, net	214	1,767,164	18,278	—	1,785,656
Goodwill	—	3,059,961	91	—	3,060,052
Identifiable intangible and other assets	50,291	586,107	4	—	636,402
Investment in subsidiaries	6,752,808	—	—	(6,752,808)	—

Total	$7,278,793	$8,924,462	$1,081,614	$(10,388,454)	$6,896,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$58,886	$782,696	$322	$—	$841,904
Income taxes payable	41,396	(31,890)	132	—	9,638
Intercompany notes	2,499,573	633,178	502,895	(3,635,646)	—
Current portion of long-term debt	225,000	253,275	—	—	478,275

Total current liabilities	2,824,855	1,637,259	503,349	(3,635,646)	1,329,817
Long-term debt	2,057,648	327,118	500,400	—	2,885,166
Other long-term liabilities	501,782	285,142	—	—	786,924
Total stockholders’ equity	1,894,508	6,674,943	77,865	(6,752,808)	1,894,508

Total	$7,278,793	$8,924,462	$1,081,614	$(10,388,454)	$6,896,415

	Condensed Consolidating Balance Sheet as of December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$579	$26,254	$4,307	$—	$31,140
Receivables, net	301	32,720	766,017	—	799,038
Intercompany receivables	126,707	2,702,858	309,747	(3,139,312)	—
Other current assets	105,882	443,210	20	—	549,112

Total current assets	233,469	3,205,042	1,080,091	(3,139,312)	1,379,290
Property, plant and equipment, net	608	1,767,734	18,565	—	1,786,907
Goodwill	—	2,943,048	91	—	2,943,139
Identifiable intangible and other assets	54,410	586,443	4	—	640,857
Investment in subsidiaries	6,507,028	—	—	(6,507,028)	—
Assets of discontinued operations	—	—	19,980	—	19,980

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,077	$782,507	$538	$—	$822,122
Income taxes payable	28,347	2,295	134	—	30,776
Intercompany notes	2,194,952	437,725	506,635	(3,139,312)	—
Current portion of long-term debt	225,000	258,658	—	—	483,658

Total current liabilities	2,487,376	1,481,185	507,307	(3,139,312)	1,336,556
Long-term debt	2,030,362	329,331	512,500	—	2,872,193
Other long-term liabilities	468,378	274,856	—	—	743,234
Liabilities of discontinued operations	—	—	8,791	—	8,791
Total stockholders’ equity	1,809,399	6,416,895	90,133	(6,507,028)	1,809,399

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

	Condensed Consolidating Statement of Income
	for the Three Months Ended March 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,628,457	$1,292	$—	$2,629,749
Cost of sales	—	1,941,495	979	—	1,942,474

Gross profit	—	686,962	313	—	687,275
Selling and distribution	—	415,495	140	—	415,635
General and administrative	1,402	109,402	908	—	111,712
Facility closing and reorganization costs	—	5,775	—	—	5,775
Interest expense	33,691	18,503	47	—	52,241
Other (income) expense, net	378	(90)	12	—	300
Income from subsidiaries	(137,083)	—	—	137,083	—

Income (loss) from continuing operations before income taxes	101,612	137,877	(794)	(137,083)	101,612
Income taxes	38,409	52,019	(306)	(51,713)	38,409

Income (loss) from continuing operations	63,203	85,858	(488)	(85,370)	63,203
Income from discontinued operations, net of tax	—	—	617	—	617

Net income (loss)	$63,203	$85,858	$129	$(85,370)	$63,820

	Condensed Consolidating Statement of Income
	for the Three Months Ended March 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,507,606	$1,435	$—	$2,509,041
Cost of sales	—	1,856,590	1,105	—	1,857,695

Gross profit	—	651,016	330	—	651,346
Selling and distribution	—	404,983	162	—	405,145
General and administrative	1,577	101,892	233	—	103,702
Facility closing and reorganization costs	—	4,402	—	—	4,402
Interest expense	28,927	18,682	(73)	—	47,536
Other (income) expense, net	(10)	(235)	345	—	100
Income from subsidiaries	(120,955)	—	—	120,955	—

Income (loss) from continuing operations before income taxes	90,461	121,292	(337)	(120,955)	90,461
Income taxes	35,767	46,988	(133)	(46,855)	35,767

Income (loss) from continuing operations	54,694	74,304	(204)	(74,100)	54,694
Loss from discontinued operations, net of tax	—	—	(1,902)	—	(1,902)

Net income (loss)	$54,694	$74,304	$(2,106)	$(74,100)	$52,792

	Condensed Consolidating Statement of Cash Flows
	for the Three Months Ended March 31, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$41,955	$111,309	$(15,256)	$138,008
Additions to property, plant and equipment	(262)	(51,431)	(88)	(51,781)
Payments for acquisitions and investments, net of cash received	(125,839)			(125,839)
Net proceeds from divestitures	10,706	—	—	10,706
Proceeds from sale of fixed assets	—	1,550	—	1,550

Net cash used in investing activities	(115,395)	(49,881)	(88)	(165,364)
Proceeds from issuance of debt	83,500	—	—	83,500
Repayment of debt	(56,250)	(4,825)	(12,100)	(73,175)
Issuance of common stock, net of expenses	18,026	—	—	18,026
Tax savings on share-based compensation	5,819	—	—	5,819

Net cash provided by (used in) financing activities	51,095	(4,825)	(12,100)	34,170
Net change in intercompany balances	26,709	(54,019)	27,310	—

Increase (decrease) in cash and cash equivalents	4,364	2,584	(134)	6,814
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$4,943	$28,838	$4,173	$37,954

	Condensed Consolidating Statement of Cash Flows
	for the Three Months Ended March 31, 2006
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(25,826)	$(14,735)	$62,655	$22,094
Additions to property, plant and equipment	(439)	(53,337)	(1,213)	(54,989)
Payments for acquisitions and investments, net of cash received	(9,760)	—	—	(9,760)
Proceeds from sale of fixed assets	—	1,836	—	1,836
Other	—	—	(5,509)	(5,509)

Net cash used in investing activities	(10,199)	(51,501)	(6,722)	(68,422)
Proceeds from issuance of debt	65,198	—	—	65,198
Repayment of debt	—	(2,280)	(35,512)	(37,792)
Issuance of common stock, net of expenses	5,440	—	—	5,440
Tax savings on share-based compensation	22,680	—	—	22,680
Repurchase of common stock	(15,357)	—	—	(15,357)
Other	—	—	8,588	8,588

Net cash provided by (used in) financing activities	77,961	(2,280)	(26,924)	48,757
Net change in intercompany balances	(42,134)	71,898	(29,764)	—

Increase (decrease) in cash and cash equivalents	(198)	3,382	(755)	2,429
Cash and cash equivalents, beginning of period	250	18,677	5,529	24,456

Cash and cash equivalents, end of period	$52	$22,059	$4,774	$26,885

6.	Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first three months of 2007:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at December 31, 2006	15,322,398	$23.09
Options granted during the first three months	2,020,175	44.28
Options canceled or forfeited during the first three months(1)	(51,696)	31.66
Options exercised during the first three months	(1,021,643)	18.90

Options outstanding at March 31, 2007	16,269,234	25.96	6.40	$338,121,111

Options exercisable at March 31, 2007	11,697,456	20.76	5.35	303,921,185

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2007 and 2006, we recognized stock option expense of $5.1 million and $5.0 million, respectively.

Stock Units — The following table summarizes stock unit activity during the first three months of 2007:

	Employees	Directors	Total

Stock units outstanding at December 31, 2006	774,261	69,676	843,937
Stock units issued during the first three months	413,500	—	413,500
Shares issued during first three months upon vesting of stock units	(122,089)	—	(122,089)
Stock units cancelled or forfeited during the first three months(1)	(60,716)	—	(60,716)

Stock units outstanding at March 31, 2007	1,004,956	69,676	1,074,632

Weighted average grant date fair value	$38.21	$35.47	$38.07

(1)	Pursuant to the terms of our stock unit plans, stock units that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2007 and 2006, we recognized stock unit expense of $3.2 million and $4.4 million, respectively.

The stock option and stock unit information listed above has not been adjusted for the special cash dividend that occurred on April 2, 2007. See Note 13 for more information.

7.	Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share (“EPS”):

	Three Months Ended
	March 31
	2007	2006
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$63,203	$54,694
Denominator:
Average common shares	128,889,506	135,170,111
Basic EPS from continuing operations	$0.49	$0.40
Diluted EPS computation:
Numerator:
Income from continuing operations	$63,203	$54,694
Denominator:
Average common shares — basic	128,889,506	135,170,111
Stock option conversion(1)	5,406,785	6,165,261
Stock units	225,176	1,074,617

Average common shares — diluted	134,521,467	142,409,989

Diluted EPS from continuing operations	$0.47	$0.38

(1)	Stock option conversion excludes anti-dilutive shares of 1,121,578 and 2,359,901 at March 31, 2007 and 2006, respectively.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount
	(In thousands)

Accumulated other comprehensive income (loss), December 31, 2006	$(75,156)	$29,369	$(45,787)
Cumulative translation adjustment arising during period	(395)	—	(395)
Net change in fair value of derivative instruments	(5,506)	2,314	(3,192)
Amounts reclassified to income statement related to derivatives	(1,993)	753	(1,240)

Accumulated other comprehensive income (loss), March 31, 2007	$(83,050)	$32,436	$(50,614)

9.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months
	Ended
	March 31
	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$675	$689
Interest cost	4,246	3,833
Expected return on plan assets	(4,681)	(3,843)
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	211	156
Unrecognized net loss	719	931
Effect of settlement	—	584

Net periodic benefit cost	$1,198	$2,378

We expect to contribute $23.2 million to our defined benefit plans during 2007.

Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended
	March 31
	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$358	$301
Interest cost	411	333
Amortizations:
Prior service cost	(17)	(18)
Unrecognized net loss	266	99

Net periodic benefit cost	$1,018	$715

We expect to contribute $2.4 million to our postretirement health plans during 2007.

10.	Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $5.8 million and $4.4 million during the three months ended March 31, 2007 and 2006, respectively.

The charges recorded during the first three months of 2007 are primarily related to the realignment of our Dairy Group’s finance organization and the closing of Dairy Group facilities in Akron, Ohio; Detroit, Michigan; and Union, New Jersey.

Activity for the first three months of 2007 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			March 31,
	2006	Charges	Payments	2007
	(In thousands)

Cash charges:
Workforce reduction costs	$4,322	$3,502	$(3,319)	$4,505
Shutdown costs	16	759	(760)	15
Lease obligations after shutdown	1,313	267	(418)	1,162
Other	216	442	(530)	128

Subtotal	$5,867	4,970	$(5,027)	$5,810

Noncash charges:
Write-down of assets		805

Total charges		$5,775

The write-down of assets relate primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2007 was approximately $11.9 million. We are marketing these properties for sale.

We expect to incur additional charges related to these restructuring plans of approximately $12.9 million, including approximately $7.4 million in work force reduction costs and approximately $5.5 million in shutdown and other costs. Approximately $12.0 million and $800,000 of these additional charges are expected to be completed by December 31, 2007 and 2008, respectively.

The principal components of our continuing reorganization and cost reduction efforts include the following:

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

During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During the first quarter of 2006, we settled certain business interruption claims for $3.1 million. During the first quarter of 2007, we settled the remaining claims for $4.8 million. These amounts are recorded within cost of sales.

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

We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. We expect to utilize all quantities under the purchase commitments in the normal course of business. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Two shareholder derivative complaints were filed in July and October 2006 in the district court of Dallas County, Texas, which alleged stock option backdating. The complaints named certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of our Board of Directors was established in August 2006. The Committee, consisting of independent board members not named in the litigation, conducted its own independent review of our stock option grants and the allegations made in the complaints and determined that there were no fraudulent acts by management. The derivative actions were settled in the first quarter of 2007. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. The Company has agreed to adoption and implementation of stock option grant procedures that reflect developing best practices. The district court approved the settlement and the actions were dismissed.

As previously announced, the staff of the SEC began an informal inquiry into our historical stock option practices. On May 7, 2007, the staff of the SEC notified us that the informal inquiry was closed without any recommended enforcement action.

12.	Segment Information

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

We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2006 Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

Due to changes in the Company’s business strategy, primary responsibility for the Hershey relationship has been moved into the Dairy Group beginning in the first quarter of 2007. In addition, we aligned the results related to the sales of certain foodservice products between segments. In order to present results on a comparable basis, segment results for 2006 have been adjusted to reflect the way management evaluates performance related to the Hershey relationship, as well as certain foodservice relationships. These changes had no impact on consolidated operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31
	2007	2006
	(In thousands)

Net sales to external customers:
Dairy Group	$2,307,062	$2,207,660
WhiteWave Foods Company	322,687	301,381

Total	$2,629,749	$2,509,041

Intersegment sales:
Dairy Group	$4,211	$3,423
WhiteWave Foods Company	24,081	23,122

Total	$28,292	$26,545

Operating income:
Dairy Group	$171,053	$156,632
WhiteWave Foods Company	27,775	22,213
Corporate/Other	(38,900)	(36,346)

Segment operating income	159,928	142,499
Facility closing and reorganization costs	(5,775)	(4,402)

Total	$154,153	$138,097

	March 31,	December 31,
	2007	2006
	(In thousands)

Assets:
Dairy Group	$5,287,890	$5,141,662
WhiteWave Foods Company	1,363,200	1,372,946
Corporate	245,325	235,585
Discontinued operations	—	19,980

Total	$6,896,415	$6,770,173

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their net sales in the first three months of 2007 and 2006.

Approximately 18.8% and 17.8% of our consolidated net sales in the first quarter of 2007 and 2006, respectively, were to this same customer.

13.	Subsequent Events

Credit Facilities and Special Cash Dividend

On April 2, 2007, we recapitalized our balance sheet through the completion of $4.8 billion of new senior credit facilities and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15.00 per share special cash dividend. The number and exercise price of stock options and stock units outstanding at the time of the special cash dividend were proportionately adjusted to maintain their aggregate fair value before and after the special cash dividend.

We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The proceeds of the new senior credit facilities may be used:

•	To finance a special cash dividend to our shareholders;

•	To refinance the existing senior credit facilities;

•	To finance our working capital needs; and

•	For general corporate purposes of the Company and its subsidiaries in the ordinary course of business, including acquisitions.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011 and;

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B will amortize 1% per year on a quarterly basis, with any remaining principal balance due at final maturity, April 2, 2014. The revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the new $1.5 billion revolving credit facility until maturity on April 2, 2012. The new credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions or recovery events.

The new credit facility contains various financial and other restrictive covenants and requires that we comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

Our new credit agreement permits us to complete acquisitions that meet the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The new senior credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and conditionally restricts certain payments, including dividends. The new senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of Legacy Dean’s subsidiaries, and the real property owned by Legacy Dean and its subsidiaries.

The new credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The new credit agreement does not contain any default triggers based on our credit rating.

Interest on the outstanding balances under the new senior credit facilities is payable, at our election, at the Alternative Base Rate plus a margin depending on our Leverage Ratio (as defined in our new credit agreement) or LIBOR plus a margin depending on our Leverage Ratio (as defined in our new credit agreement). The Applicable Base Rate margin under our revolving credit and term loan A facilities varies from zero to 75 basis points while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan facility B varies from 37.5 to 75 basis points while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points.

As discussed in Note 5, consistent with our overall risk management strategy, we entered into a $2.95 billion interest rate swap at a fixed interest rate of 4.907%.

In consideration for the new revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the revolving credit facility that range from 12.5 to 37.5 basis points, depending on our Leverage Ratio (as defined under our new credit agreement).

In addition, on April 2, 2007 we entered into an amendment and restatement of our receivables facility which extended the facility termination date from November 15, 2009 to April 2, 2010. We believe that other modifications related to this amendment will slightly increase our borrowing capacity under the facility.

The pro forma effect of the recapitalization completed on April 2, 2007 is included in the table below:

	March 31, 2007
	As Reported	Pro forma
	(In thousands)

Total debt	$3,363,441	$5,324,541
Stockholders equity (deficit)	1,894,508	(49,193)

Total capitalization	$5,257,949	$5,275,348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company segment manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally branded products.

Dairy Group — Our Dairy Group segment is our largest segment, with approximately 88% of our consolidated net sales in the three months ended March 31, 2007. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

WhiteWave Foods Company — WhiteWave Foods Company manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy and other products; International Delight coffee creamers; LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave Foods Company also sells The Organic Cow® organic dairy products; White Wave® and Tofu Town® branded tofu. We license the LAND O’LAKES name from third parties.

Developments Since January 1, 2007

Credit Facilities and Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of $4.8 billion of new senior credit facilities and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15.00 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. This will result in increased interest expense in the future.

In addition, we entered into an amendment and restatement of our receivables facility which extended the facility termination date from November 15, 2009 to April 2, 2010. We believe that other modifications related to this amendment will slightly increase our borrowing capacity under the facility.

See Note 13 to our Condensed Consolidated Financial Statements for more information.

Dairy Group Settlement — In the first quarter of 2007, we entered into a settlement agreement with a customer to exit a supply agreement. In connection with the settlement, we evaluated the realization of certain customer-related intangible assets for potential impairment. The gain from settlement of $7.2 million, net of an impairment charge, was recognized in the first quarter. As the exiting of the supply agreement impacts anticipated product volumes, the gain will likely be offset by reduced operating income in future periods.

Friendship Dairies — On March 13, 2007, our Dairy Group completed the acquisition of Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction expanded our cultured dairy product capabilities and added a strong regional brand. We paid approximately $130 million, including transaction costs, for the purchase of Friendship Dairies and funded the purchase price with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price to the fair values of Friendship’s assets and liabilities.

Discontinued Operations

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. On September 14, 2006, we completed the sale of our operations in Spain. In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for approximately $11.4 million subject to regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007, resulting in a gain of $617,000.

Our financial statements have been reclassified to give effect to our Iberian operations as discontinued operations.

Facility Closing and Reorganization Activities

We recorded a total of approximately $5.8 million in facility closing and reorganization costs during the first three months of 2007, related to the realignment of our Dairy Group’s finance organization and the closing of Dairy Group facilities in Detroit, Michigan as well as other previously announced plans. We expect to incur additional charges related to these restructuring plans of approximately $12.9 million. Approximately $12.0 million and $800,000 of these additional charges are expected to be completed by December 31, 2007 and 2008, respectively. These charges include the following costs:

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31,
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,629.8	100.0%	$2,509.0	100.0%
Cost of sales	1,942.5	73.9	1,857.7	74.0

Gross profit	687.3	26.1	651.3	26.0
Operating costs and expenses:
Selling and distribution	415.6	15.8	405.1	16.1
General and administrative	109.4	4.1	102.3	4.1
Amortization of intangibles	2.3	0.1	1.4	0.1
Facility closing and reorganization costs	5.8	0.2	4.4	0.2

Total operating costs and expenses	533.1	20.2	513.2	20.5

Total operating income	$154.2	5.9%	$138.1	5.5%

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased approximately $120.8 million to $2.63 billion during the first quarter of 2007 from $2.51 billion in the first quarter of 2006. Net sales by segment are shown in the table below.

	Quarter Ended March 31,
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$2,307.1	$2,207.7	$99.4	4.5%
WhiteWave Foods Company	322.7	301.3	21.4	7.1

Total	$2,629.8	$2,509.0	$120.8	4.8

The change in net sales was due to the following:

	Quarter ended March 31, 2007
	vs Quarter ended March 31, 2006
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

Dairy Group	$9.7	$89.7	$99.4
WhiteWave Foods Company	—	21.4	21.4

Total	$9.7	$111.1	$120.8

The change in net sales resulted from higher fluid milk volumes combined with the pass-through of higher overall dairy commodity costs in the Dairy Group, as well as continued sales growth at WhiteWave Foods.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales decreased slightly to 73.9% in the first quarter of 2007 compared to 74.0% in the first quarter of 2006. Higher raw milk costs were partially offset by lower resin costs in the first quarter of 2007. In addition, we recorded a favorable contract settlement with a customer related to the loss of a portion of that customer’s business.

Operating Costs and Expenses — The dollar amount of operating expenses increased approximately $19.9 million during the first quarter of 2007 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 20.2% in the first quarter of 2007 compared to 20.5% during the first quarter of 2006. Operating expenses increased primarily due to an increase in distribution costs of $16.7 million resulting from higher freight costs and increased volumes. In addition, general and administrative expenses increased approximately $7.1 million due primarily to higher salaries and benefits and professional services. Facility closing and reorganization costs increased $1.4 million due to charges related to the closing of certain Dairy Group facilities and the reorganization of our finance organization. These increases were offset by a decline in marketing expenses of $6.2 million. See “— Results by Segment” for more information.

Operating Income — Operating income during the first quarter of 2007 was $154.2 million, an increase of $16.1 million from the first quarter of 2006 operating income of $138.1 million. Our operating margin in the first quarter of 2007 was 5.9% compared to 5.5% in the first quarter of 2006.

Other (Income) Expense — Total other expense increased to $52.5 million in the first quarter of 2007 compared to $47.6 million in the first quarter of 2006. Interest expense increased to $52.2 million in the first quarter of 2007 from $47.5 million in the first quarter of 2006 primarily due to higher average debt balances and higher interest rates.

Income Taxes — Income tax expense was recorded at an effective rate of 37.8% in the first quarter of 2007 compared to 39.5% in the first quarter of 2006. Our tax rate during the first quarter of 2007 was favorably impacted by relatively higher stock option exercises in the first quarter of 2007 compared to the prior year. In addition, our tax rate varies as the mix of earnings contributed by our various business units changes.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended March 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,307.1	100.0%	$2,207.7	100.0%
Cost of sales	1,727.7	74.9	1,660.5	75.2

Gross profit	579.4	25.1	547.2	24.8
Operating costs and expenses	408.3	17.7	390.6	17.7

Total segment operating income	$171.1	7.4%	$156.6	7.1%

The Dairy Group’s net sales increased approximately $99.4 million, or 4.5%, in the first quarter of 2007 versus the first quarter of 2006. The change in net sales from the first quarter of 2006 to the first quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$2,207.7
Acquisitions	9.7	0.4%
Volume	21.5	1.0
Pricing and product mix	68.2	3.1

2007 Net sales	$2,307.1	4.5%

The Dairy Group’s net sales increased primarily due to the effects of higher selling prices resulting from the pass-through of higher raw material prices. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However, industry estimates of the rising prices of raw skim milk for the remainder of 2007 may make this more challenging.

A common industry measure for evaluating changes in fluid dairy raw material costs is the blended Class I price, assuming 3.5% butterfat, often referred to as the Class I “mover.” The following table sets forth the average monthly component prices of the Class I mover and average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2007 compared to the first quarter of 2006:

	Quarter Ended March 31*
	2007	2006	% Change

Class I mover(1)(3)	$13.74	$13.08	5%
Class I raw skim milk mover(1)(3)	9.45	8.29	14
Class I butterfat mover(2)(3)	1.32	1.45	(9)
Class II raw skim milk minimum(1)(4)	8.80	8.02	10
Class II butterfat minimum(2)(4)	1.34	1.37	(2)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2006, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Net sales were further increased by fluid milk volume increases during the first quarter of 2007. Fluid milk volumes (which represented approximately 71% of the Dairy Group’s sales volume during the quarter) increased approximately 2.0%. We believe the increase in volumes is a result of the general rise of healthier food and drink choices and the superior value and service that we are able to offer our customers as the largest dairy processor in the nation.

The Dairy Group’s cost of sales as a percentage of net sales decreased to 74.9% in the first quarter of 2007 compared to 75.2% in the first quarter of 2006, as the increase in raw milk costs compared to the prior year was partially offset by lower resin costs of approximately $13.4 million. Resin is the primary component used in our plastic bottles. Included in cost of sales for the first quarter of 2007 and 2006 is $4.8 million and $3.1 million, respectively, related to the settlement of certain business interruption claims.

In addition, in the first quarter of 2007 we entered into a settlement agreement with a customer to exit a supply agreement. In connection with the settlement, we evaluated the realization of certain customer-related intangible assets for potential impairment. The gain from settlement of $7.2 million, net of an impairment charge, was recognized in the first quarter. As the exiting of the supply agreement impacts anticipated product volumes, the gain will likely be offset by reduced operating income in future periods.

The Dairy Group’s operating expenses increased approximately $17.7 million to $408.3 million during the first quarter of 2007 compared to $390.6 million in the first quarter of 2006, primarily due to a $15.2 million increase in distribution costs. Distribution costs increased as a result of increased freight, labor costs and volume. General and administrative expenses increased approximately $1.3 million primarily due to higher salaries and benefits.

WhiteWave Foods Company  —

The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$322.7	100.0%	$301.3	100.0%
Cost of sales	214.5	66.5	196.8	65.3

Gross profit	108.2	33.5	104.5	34.7
Operating costs and expenses	80.4	24.9	82.3	27.3

Total segment operating income	$27.8	8.6%	$22.2	7.4%

WhiteWave Foods Company’s net sales increased by $21.4 million, or 7.1%, in the first quarter of 2007 versus the first quarter of 2006. The change in net sales from the first quarter of 2006 to the first quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$301.3
Volume	9.5	3.1%
Pricing and product mix	11.9	4.0

2007 Net sales	$322.7	7.1%

The increase in net sales was driven by a combination of higher volumes, higher pricing, and a mix shift to higher revenue products. Volumes increased 3.1% driven by growth in our core brands, while price increased principally in response to higher raw material costs.

We are experiencing increasing competitive pressure from branded and private label participants as the industry moves from a supply shortage of organic milk to an oversupply situation. This supply-demand imbalance in the organic milk market could exert downward pricing pressure on the sale of our products.

Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 66.5% in the first quarter of 2007 from 65.3% in the first quarter of 2006. Cost of sales dollars increased $17.7 million primarily due to higher sales volumes and higher commodity costs, principally organic milk.

Operating expenses decreased approximately $1.9 million in the first quarter of 2007 compared to the same period in the prior year primarily driven by a decrease in marketing expenses. This decrease was partially offset by higher general and administrative expenses due to higher amortization related to our SAP operating software installed in 2006.

Liquidity and Capital Resources

Historical Cash Flow

During the first quarter of 2007, we met our working capital needs with cash flow from operations.

Net cash provided by operating activities from continuing operations was $138.0 million for the first quarter of 2007 as contrasted to $25.2 million for the same period in 2006, an increase of $112.8 million. Net cash provided by operating activities was primarily impacted by changes in operating assets and liabilities, which improved approximately $138.0 million in the first quarter of 2007 compared to the first quarter of the prior year. The improvement primarily relates to higher working capital needs in the first quarter of 2006 as well as a payment made in the first quarter of 2006 in settlement of contractual obligations under a co-pack agreement entered into prior to our acquisition of an entity.

Net cash used in investing activities from continuing operations was $165.4 million in the first quarter of 2007 compared to $62.9 million in the first quarter of 2006, an increase of $102.5 million largely due to the Friendship Dairy acquisition. Our capital expenditures totaled $51.8 million in the first quarter of 2007 compared to $55.0 million in the first quarter of 2006. We received net proceeds of approximately $10.7 million for divestitures in the first quarter of 2007.

We borrowed a net amount of $10.3 million of debt in the first quarter of 2007.

Debt Obligations as of March 31, 2007

The table below summarizes our obligations for indebtedness and purchase and lease obligations at March 31, 2007. See Notes 5 and 13 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period
Indebtedness, Purchase &		4/1/07-	4/1/08-	4/1/09-	4/1/10-	4/1/11-
Lease Obligations(1)	Total	3/31/08	3/31/09	3/31/10	3/31/11	3/31/12	Thereafter
	(In millions)

Senior credit facility(2)	$1,784.5	$225.0	$637.5	$922.0	$—	$—	$—
Dean Foods senior notes(3)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(3)	600.0	250.0	—	200.0	—	—	150.0
Receivables-backed facility(2)	500.4	—	—	500.4	—	—	—
Capital lease obligations and other	7.4	3.2	1.3	0.5	0.5	0.4	1.5
Purchase obligations(4)	715.0	317.1	241.3	46.4	14.9	12.2	83.1
Operating leases	497.5	110.6	99.0	85.8	69.1	52.6	80.4
Interest payments(5)	725.6	185.5	164.8	81.0	45.3	45.4	203.6

Total	$5,330.4	$1,091.4	$1,143.9	$1,836.1	$129.8	$110.6	$1,018.6

(1)	Excluded from this table are estimated obligations accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined.

(2)	On April 2, 2007 we replaced the senior credit facility with a new $4.8 billion senior credit facility, as well as entered into an amendment and restatement of our receivables-backed facility. See Note 13 for a description of the repayment terms.

(3)	Represents face value.

(4)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(5)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the average rates for the three months ended March 31, 2007, and balances in effect at March 31, 2007. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

We expect to contribute approximately $23.2 million to our defined benefit plans and approximately $2.4 million to our postretirement health plans in 2007.

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

Future Capital Requirements

During 2007, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $305 million to $315 million based on current debt levels under our new senior credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts. We expect cash taxes to be approximately $115 million.

As a result of our recapitalization the portion of our long-term debt due within the next 12 months totals $271.2 million. We expect that cash flow from operations together with availability under our new senior credit facility will be sufficient to meet our anticipated future capital requirements. As of May 4, 2007, approximately $1.00 billion was available for future borrowings under new senior credit facility.

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

During the first quarter of 2007, prices for raw skim milk increased. We expect raw skim milk, butterfat and cream prices to increase throughout the remainder of 2007. However, raw skim milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However, industry estimates of the rising prices of raw skim milk for the remainder of 2007 may make this more challenging.

During the first quarter of 2007, the prices of resin decreased while diesel prices were largely unchanged. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to fluctuate throughout 2007.

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

Significant raw materials used in our products include organic raw milk and sugar. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to grow the supply of organic raw milk, there currently is a significant over supply of organic raw milk which may increase competitive pressure both from branded and private label participants, resulting in downward pricing pressure on the sale of our products, which may negatively impact our profitability. We have entered into supply agreements for organic sugar, which we believe will meet our needs in 2007.

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

Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations, we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

The supply-demand imbalance in the organic milk market has increased competition in the marketplace as competitors attempt to stimulate demand through lower retail prices and aggressive distribution expansion. As a result, we could experience downward pricing pressure on the sale of our organic products.

Both the difficult economic environment and the increased competitive environment at the retail level have caused competition to become increasingly intense at the processor level.

Tax Rate

Income tax expense was recorded at an effective rate of 37.8% in the first quarter of 2007. Our tax rate during the first quarter of 2007 was favorably impacted by relatively higher stock option exercises in the first quarter of 2007 compared to the prior year. We estimate the effective tax rate will be approximately 39% for the remainder of 2007. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws may cause the rate to change from historical rates.

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

The following table summarizes our various interest rate agreements at March 31, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%	March 2008-March 2012	2,950

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the three months ended March 31, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in Other Comprehensive Income related to these swaps will be recognized over the originally forecasted period.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. We recorded $1.2 million of interest income, net of taxes, during the first quarter of 2007 primarily as a result of interest rates on our variable rate debt rising above the agreed-upon interest rate on our existing swap agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2007, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Other

Market risk with respect to butterfat has not materially changed from prior periods.

We currently do not have material exposure to foreign currency risk as we do not have significant amounts of operating cash flows denominated in foreign currencies.

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

Conclusions

Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective at the reasonable assurance level. Other than ongoing control enhancements related to the implementation of SAP as discussed above, there was no change in our internal control over financial reporting in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Two shareholder derivative complaints were filed in July and October 2006 in the district court of Dallas County, Texas, which alleged stock option backdating. The complaints named certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of our Board of Directors was established in August 2006. The committee, consisting of independent board members not named in the litigation, conducted its own independent review of our stock option grants and the allegations made in the complaints and determined that there were no fraudulent acts by management. The derivative actions were settled in the first quarter of 2007. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. The Company has agreed to adoption and implementation of stock option grant procedures that reflect developing best practices. The district court approved the settlement and the actions were dismissed.

As previously announced, the staff of the SEC began an informal inquiry into our historical stock option practices. On May 7, 2007, the staff of the SEC notified us that the informal inquiry was closed without any recommended enforcement action.

Item 1A.  Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating those statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely. Except as discussed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to grow the supply of organic raw milk, there currently is a significant over supply of organic raw milk which may increase competitive pressure both from branded and private label participants, resulting in downward pricing pressure on the sale of our products, which may negatively impact our profitability.

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

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt

We have substantial debt and other financial obligations and significant unused borrowing capacity. See “Liquidity and Capital Resources.”

We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our debt level and related debt service obligations:

•	Require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes,

•	May limit our flexibility in planning for or reacting to changes in our business and market conditions,

•	Impose on us additional financial and operational restrictions,

•	Expose us to interest rate risk since a portion of our debt obligations are at variable rates, and

•	Restrict our ability to fund acquisitions.

Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. A significant increase in interest rates could adversely impact our net income. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. As a result of the recapitalization of our balance sheet, which is more fully described in Note 13 to our Condensed Consolidated Financial Statements, we entered into $4.8 billion of new senior credit facilities. This represents a significant increase in leverage compared to recent years, which will intensify the risks described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of March 31, 2007, approximately $218.7 million remained available pursuant to the stock repurchase program approved by our Board of Directors. The amount can be increased by actions of our Board of Directors.

No stock has been repurchased during the period January 1, 2007 through May 4, 2007.

Item 6.	Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Supplemental Financial Information for Dean Holding Company (filed herewith)

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

May 10, 2007