Form 10-Q
period 2007-06-30
DEAN FOODS CO
filed 2007-08-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 3, 2007, the number of shares outstanding of each class of common stock was: 130,648,859

Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	41
Item 4 — Controls and Procedures	42
Part II — Other Information
Item 1 — Legal Proceedings	43
Item 1A — Risk Factors	43
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4 — Submission of Matters to a Vote of Security Holders	45
Item 5 — Other Information	45
Item 6 — Exhibits	49
Signatures	50
2007 Stock Incentive Plan
2007 Short Term Incentive Compensation Plan
Employment Agreement - Paul Moskowitz
Change in Control Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Supplemental Financial Information

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$37,426	$31,140
Receivables, net	859,339	799,038
Income tax receivable	27,894	—
Inventories	405,993	360,754
Deferred income taxes	129,394	117,991
Prepaid expenses and other current assets	81,512	70,367

Total current assets	1,541,558	1,379,290
Property, plant and equipment, net	1,778,843	1,786,907
Goodwill	3,057,805	2,943,139
Identifiable intangible and other assets	693,767	640,857
Assets of discontinued operations	—	19,980

Total	$7,071,973	$6,770,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$872,113	$822,122
Income taxes payable	—	30,776
Current portion of long-term debt	280,023	483,658

Total current liabilities	1,152,136	1,336,556
Long-term debt	5,077,367	2,872,193
Deferred income taxes	520,131	504,552
Other long-term liabilities	287,602	238,682
Liabilities of discontinued operations	—	8,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 130,336,400 and 128,371,104 shares issued and outstanding, with a par value of $0.01 per share	1,303	1,284
Additional paid-in capital	24,608	624,475
Retained earnings	28,416	1,229,427
Accumulated other comprehensive loss	(19,590)	(45,787)

Total stockholders’ equity	34,737	1,809,399

Total	$7,071,973	$6,770,173

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$2,843,645	$2,477,884	$5,473,394	$4,986,925
Cost of sales	2,155,595	1,794,037	4,098,070	3,651,732

Gross profit	688,050	683,847	1,375,324	1,335,193
Operating costs and expenses:
Selling and distribution	428,576	409,361	844,210	814,506
General and administrative	100,423	98,739	209,813	201,020
Amortization of intangibles	1,614	1,508	3,936	2,929
Facility closing and reorganization costs	2,458	2,950	8,233	7,352
Other operating loss	1,342	—	1,342	—

Total operating costs and expenses	534,413	512,558	1,067,534	1,025,807

Operating income	153,637	171,289	307,790	309,386
Other (income) expense:
Interest expense	102,486	48,768	154,727	96,304
Other (income) expense, net	4,546	(86)	4,846	14

Total other expense	107,032	48,682	159,573	96,318

Income from continuing operations before income taxes	46,605	122,607	148,217	213,068
Income taxes	18,428	47,812	56,837	83,579

Income from continuing operations	28,177	74,795	91,380	129,489
Income (loss) from discontinued operations, net of tax	239	(45,927)	856	(47,829)

Net income	$28,416	$28,868	$92,236	$81,660

Average common shares:
Basic	130,016,900	135,037,233	129,456,835	135,103,306
Diluted	138,384,896	140,433,760	136,562,233	141,104,654
Basic earnings per common share:
Income from continuing operations	$0.22	$0.55	$0.70	$0.96
Income (loss) from discontinued operations	—	(0.34)	0.01	(0.36)

Net income	$0.22	$0.21	$0.71	$0.60

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.53	$0.67	$0.92
Income (loss) from discontinued operations	—	(0.32)	0.01	(0.34)

Net income	$0.21	$0.21	$0.68	$0.58

Cash dividend paid	$15.00	$—	$15.00	$—

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399
Issuance of common stock	1,965,296	19	36,568	—	—	36,587
Share-based compensation expense	—	—	19,088	—	—	19,088
Special cash dividend			(655,218)	(1,287,520)		(1,942,738)
Net income	—	—	—	92,236	—	92,236	$92,236
Other comprehensive income (Note 8):
Change in fair value of derivative instruments, net of tax	—	—	—	—	30,449	30,449	30,449
Amounts reclassified to income statement related to hedging activities, net of tax	—	—	—	—	(4,413)	(4,413)	(4,413)
Cumulative translation adjustment					161	161	161

Adoption of FIN 48	—	—	(305)	(5,727)	—	(6,032)

Comprehensive income							$118,433

Balance, June 30, 2007	130,336,400	$1,303	$24,608	$28,416	$(19,590)	$34,737

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2007	2006

Cash flows from operating activities:
Net income	$92,236	$81,660
(Income) loss from discontinued operations	(856)	47,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,513	111,875
Share-based compensation expense	19,088	20,262
Loss on disposition of assets	1,880	962
Write-down of impaired assets	4,746	1,888
Loss on divestiture of operations	1,342	—
Write-off of financing costs	13,545	—
Deferred income taxes	10,212	55,145
Other	383	676
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(52,996)	121,981
Inventories	(42,969)	(3,513)
Prepaid expenses and other assets	11,786	(6,870)
Accounts payable and accrued expenses	38,813	(142,302)
Income taxes payable	(42,240)	(25,021)

Net cash provided by continuing operations	170,483	264,572
Net cash used in discontinued operations	—	(1,693)

Net cash provided by operating activities	170,483	262,879
Cash flows from investing activities:
Additions to property, plant and equipment	(103,092)	(113,569)
Payments for acquisitions and investments, net of cash received	(129,636)	(10,960)
Net proceeds from divestitures	12,551	—
Proceeds from sale of fixed assets	3,228	3,404

Net cash used in continuing operations	(216,949)	(121,125)
Net cash used in discontinued operations	—	(9,505)

Net cash used in investing activities	(216,949)	(130,630)
Cash flows from financing activities:
Proceeds from issuance of debt	2,071,800	498,020
Repayment of debt	(81,616)	(524,058)
Payment of financing costs	(31,281)	(6,561)
Issuance of common stock	26,501	10,052
Payment of special cash dividend	(1,942,738)	—
Tax savings on share-based compensation	10,086	24,044
Redemption of common stock	—	(135,679)

Net cash provided by (used in) continuing operations	52,752	(134,182)
Net cash provided by discontinued operations	—	7,855

Net cash provided by (used in) financing activities	52,752	(126,327)

Increase in cash and cash equivalents	6,286	5,922
Cash and cash equivalents, beginning of period	31,140	24,456

Cash and cash equivalents, end of period	$37,426	$30,378

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended June 30, 2007 and 2006
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 1, 2007).

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Adopted Accounting Pronouncements — Effective January 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. As a result of adopting the provisions of FIN 48, we recognized a $25.9 million increase in our liability for uncertain tax positions to $41.6 million, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill, and a $5.7 million decrease to retained earnings.

The amount of unrecognized tax benefits at June 30, 2007 recorded in other long-term liabilities is $44.3 million, of which $20.0 million would impact our effective tax rate and $3.4 million would reduce goodwill if recognized. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

Consistent with periods prior to the adoption of FIN 48, we recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. As of June 30, 2007, we have accrued $6.3 million for the payment of tax-related interest.

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

Divestiture

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado, for cash proceeds of approximately $2.0 million. We recorded a pre-tax loss on the sale of approximately $1.3 million. Such loss is included within other operating loss. The historical sales and contribution margin of these operations were not material.

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

Major classes of assets and liabilities of our Iberian operations included in Assets and Liabilities of Discontinued Operations were as follows:

December 31,
2006
(In thousands)

Current assets	$14,255
Non-current assets	5,725
Current liabilities	8,791

3.	Inventories

	June 30,	December 31,
	2007	2006
	(In thousands)

Raw materials and supplies	$174,360	$173,208
Finished goods	231,633	187,546

Total	$405,993	$360,754

4.	Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total
	(In thousands)

Balance at December 31, 2006	$2,408,413	$534,726	$2,943,139
Acquisitions (divestitures)(1)(2)	115,374	(625)	114,749
Purchase accounting adjustments	(83)	—	(83)

Balance at June 30, 2007	$2,523,704	$534,101	$3,057,805

(1)	We have not completed a final allocation of the purchase price to the fair value of Friendship’s assets and liabilities.

(2)	Goodwill adjustment of $0.6 million is related to the sale of the tofu business within the WhiteWave segment.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$511,792	$(5,877)	$505,915	$511,294	$(5,877)	$505,417
Intangible assets with finite lives:
Customer-related and other	74,748	(23,564)	51,184	72,789	(21,490)	51,299

Total	$586,540	$(29,441)	$557,099	$584,083	$(27,367)	$556,716

Amortization expense on intangible assets for the three months ended June 30, 2007 and 2006 was $1.6 million and $1.8 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2007 and 2006 was $3.2 million and $3.4 million, respectively.

Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$6.2 million
2008	6.1 million
2009	6.0 million
2010	6.0 million
2011	4.3 million

5.	Long-Term Debt

	June 30, 2007		December 31, 2006
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods debt obligations:
Senior credit facility	$3,708,000	6.84%	$1,757,250	5.99%
Senior notes	498,184	7.00	498,112	7.00

	4,206,184		2,255,362
Subsidiary debt obligations:
Senior notes	573,942	6.625-8.15	572,037	6.625-8.15
Receivables-backed facility	560,700	6.00	512,500	5.68
Capital lease obligations and other	16,564		15,952

	1,151,206		1,100,489

	5,357,390		3,355,851
Less current portion	(280,023)		(483,658)

Total	$5,077,367		$2,872,193

Senior Credit Facility — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15.00 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At

June 30, 2007, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, $1.8 billion under the senior secured term loan B, and $412.5 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $154.1 million were issued but undrawn. At June 30, 2007, approximately $933.4 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011 and;

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B will amortize 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity, April 2, 2014. The revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

The credit facility contains various financial and other restrictive covenants and requires that we comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

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

The senior credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, and prohibits certain dispositions of property and conditionally restricts certain payments, including dividends. The senior credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), and the real property owned by Legacy Dean and its subsidiaries.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any default triggers based on our credit rating.

Interest on the outstanding balances under the senior credit facilities is payable, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our credit agreement) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A facilities varies from zero to 75 basis points while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan facility B varies from 37.5 to 75 basis points while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points.

In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the revolving credit facility that range from 12.5 to 37.5 basis points, depending on our Leverage Ratio (as defined under our credit agreement).

The completion of the new senior credit facility resulted in the write-off of $13.5 million of financing costs in the second quarter of 2007.

Dean Foods Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at June 30, 2007 was $498.2 million.

Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of the acquisition, which remain outstanding. The notes carry the following interest rates and maturities:

•	$250.0 million ($250 million face value), at 8.15% interest, maturing August 1, 2007;

•	$194.1 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$129.8 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The $250 million notes were paid according to their terms on August 1, 2007.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. This facility was amended and restated on April 2, 2007, which extended the facility termination date from November 15, 2009 to April 2, 2010. During the first six months of 2007, we made net borrowings of $48.2 million on this facility leaving an available and drawn balance of $560.7 million at June 30, 2007. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 6.00% at June 30, 2007. Our ability to re-borrow under this facility is subject to a borrowing base formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

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

The following table summarizes our various interest rate agreements at June 30, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%(1)	March 2008-March 2012	2,950

(1)	The notional amount of the swap will decline to $1.25 billion over its term in connection with the principal payments due on the loans.

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the six months ended June 30, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in other comprehensive income related to these swaps will be recognized over the originally forecasted period.

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

As of June 30, 2007 and December 31, 2006, our derivative asset balances were:

	June 30,	December 31,
	2007	2006
	(In thousands)

Current derivative asset	$15,907	$6,525
Long-term derivative asset	38,204	8,322

Total derivative asset	$54,111	$14,847

Hedge ineffectiveness for the three and six months ended June 30, 2007 was not material. Approximately $3.2 million and $4.4 million of interest income (net of taxes) were reclassified to interest expense from other comprehensive income during the three and six months ended June 30, 2007, respectively. We estimate that $10.1 million of net derivative income (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These gains will partially offset the higher interest payments recorded on our variable rate debt.

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

	Condensed Consolidating Balance Sheet as of June 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$5	$33,336	$4,085	$—	$37,426
Receivables, net	410	(4,284)	863,213	—	859,339
Intercompany receivables	516,563	3,388,297	307,426	(4,212,286)	—
Other current assets	150,632	494,150	11	—	644,793

Total current assets	667,610	3,911,499	1,174,735	(4,212,286)	1,541,558
Property, plant and equipment, net	319	1,760,516	18,008	—	1,778,843
Goodwill	—	3,057,714	91	—	3,057,805
Identifiable intangible and other assets	108,887	583,823	1,057	—	693,767
Investment in subsidiaries	6,877,914	—	—	(6,877,914)	—

Total	$7,654,730	$9,313,552	$1,193,891	$(11,090,200)	$7,071,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$59,532	$812,180	$401	$—	$872,113
Income taxes payable	(328)	240	88	—	—
Intercompany notes	2,832,597	825,580	554,109	(4,212,286)	—
Current portion of long-term debt	18,000	262,023	—	—	280,023

Total current liabilities	2,909,801	1,900,023	554,598	(4,212,286)	1,152,136
Long-term debt	4,188,184	328,483	560,700	—	5,077,367
Other long-term liabilities	522,008	285,725	—	—	807,733
Total stockholders’ equity	34,737	6,799,321	78,593	(6,877,914)	34,737

Total	$7,654,730	$9,313,552	$1,193,891	$(11,090,200)	$7,071,973

	Condensed Consolidating Balance Sheet as of December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$579	$26,254	$4,307	$—	$31,140
Receivables, net	301	32,720	766,017	—	799,038
Intercompany receivables	126,707	2,702,858	309,747	(3,139,312)	—
Other current assets	105,882	443,210	20	—	549,112

Total current assets	233,469	3,205,042	1,080,091	(3,139,312)	1,379,290
Property, plant and equipment, net	608	1,767,734	18,565	—	1,786,907
Goodwill	—	2,943,048	91	—	2,943,139
Identifiable intangible and other assets	54,410	586,443	4	—	640,857
Investment in subsidiaries	6,507,028	—	—	(6,507,028)	—
Assets of discontinued operations	—	—	19,980	—	19,980

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,077	$782,507	$538	$—	$822,122
Income taxes payable	28,347	2,295	134	—	30,776
Intercompany notes	2,194,952	437,725	506,635	(3,139,312)	—
Current portion of long-term debt	225,000	258,658	—	—	483,658

Total current liabilities	2,487,376	1,481,185	507,307	(3,139,312)	1,336,556
Long-term debt	2,030,362	329,331	512,500	—	2,872,193
Other long-term liabilities	468,378	274,856	—	—	743,234
Liabilities of discontinued operations	—	—	8,791	—	8,791
Total stockholders’ equity	1,809,399	6,416,895	90,133	(6,507,028)	1,809,399

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,842,125	$1,520	$—	$2,843,645
Cost of sales	—	2,154,447	1,148	—	2,155,595

Gross profit	—	687,678	372	—	688,050
Selling and distribution	—	428,438	138	—	428,576
General, administrative and other	1,457	99,682	898	—	102,037
Facility closing, reorganization and other costs	117	3,683	—	—	3,800
Interest expense	84,089	18,241	156	—	102,486
Other (income) expense, net	4,518	375	(347)	—	4,546
Income from subsidiaries	(136,786)	—	—	136,786	—

Income (loss) from continuing operations before income taxes	46,605	137,259	(473)	(136,786)	46,605
Income taxes	18,428	52,409	(170)	(52,239)	18,428

Income (loss) from continuing operations	28,177	84,850	(303)	(84,547)	28,177
Income from discontinued operations, net of tax	—	—	239	—	239

Net income (loss)	$28,177	$84,850	$(64)	$(84,547)	$28,416

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,476,277	$1,607	$—	$2,477,884
Cost of sales	—	1,792,760	1,277	—	1,794,037

Gross profit	—	683,517	330	—	683,847
Selling and distribution	—	409,215	146	—	409,361
General, administrative and other	802	99,214	231	—	100,247
Facility closing, reorganization and other costs	—	2,950	—	—	2,950
Interest (income) expense	30,736	18,694	(662)	—	48,768
Other (income) expense, net	—	(479)	393	—	(86)
Income from subsidiaries	(154,145)	—	—	154,145	—

Income (loss) from continuing operations before income taxes	122,607	153,923	222	(154,145)	122,607
Income taxes	47,812	59,509	73	(59,582)	47,812

Income (loss) from continuing operations	74,795	94,414	149	(94,563)	74,795
Loss from discontinued operations, net of tax	—	(226)	(45,701)	—	(45,927)

Net income (loss)	$74,795	$94,188	$(45,552)	$(94,563)	$28,868

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$5,470,581	$2,813	$—	$5,473,394
Cost of sales	—	4,095,943	2,127	—	4,098,070

Gross profit	—	1,374,638	686	—	1,375,324
Selling and distribution	—	843,932	278	—	844,210
General, administrative and other	2,859	209,084	1,806	—	213,749
Facility closing, reorganization and other costs	117	9,458	—	—	9,575
Interest expense	117,780	36,744	203	—	154,727
Other (income) expense, net	4,895	287	(336)	—	4,846
Income from subsidiaries	(273,868)	—	—	273,868	—

Income (loss) from continuing operations before income taxes	148,217	275,133	(1,265)	(273,868)	148,217
Income taxes	56,837	104,428	(476)	(103,952)	56,837

Income (loss) from continuing operations	91,380	170,705	(789)	(169,916)	91,380
Income from discontinued operations, net of tax	—	—	856	—	856

Net income (loss)	$91,380	$170,705	$67	$(169,916)	$92,236

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$4,983,883	$3,042	$—	$4,986,925
Cost of sales	—	3,649,350	2,382	—	3,651,732

Gross profit	—	1,334,533	660	—	1,335,193
Selling and distribution	—	814,197	309	—	814,506
General, administrative and other	2,379	201,106	464	—	203,949
Facility closing, reorganization and other costs	—	7,352	—	—	7,352
Interest (income) expense	59,663	37,377	(736)	—	96,304
Other (income) expense, net	(10)	(714)	738	—	14
Income from subsidiaries	(275,100)	—	—	275,100	—

Income (loss) from continuing operations before income taxes	213,068	275,215	(115)	(275,100)	213,068
Income taxes	83,579	106,498	(60)	(106,438)	83,579

Income (loss) from continuing operations	129,489	168,717	(55)	(168,662)	129,489
Loss from discontinued operations, net of tax	—	(226)	(47,603)	—	(47,829)

Net income (loss)	$129,489	$168,491	$(47,658)	$(168,662)	$81,660

	Condensed Consolidating Statement of Cash Flows
	for the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(77,808)	$345,653	$(97,362)	$170,483
Additions to property, plant and equipment	(386)	(102,512)	(194)	(103,092)
Payments for acquisitions and investments, net of cash received	(129,636)	—	—	(129,636)
Net proceeds from divestitures	12,551	—	—	12,551
Proceeds from sale of fixed assets	—	3,228	—	3,228

Net cash used in investing activities	(117,471)	(99,284)	(194)	(216,949)
Proceeds from issuance of debt	2,011,500	—	60,300	2,071,800
Repayment of debt	(60,750)	(8,766)	(12,100)	(81,616)
Payment of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock	26,501	—	—	26,501
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	10,086	—	—	10,086

Net cash provided by (used in) financing activities	13,318	(8,766)	48,200	52,752
Net change in intercompany balances	181,387	(230,521)	49,134	—

Increase (decrease) in cash and cash equivalents	(574)	7,082	(222)	6,286
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$5	$33,336	$4,085	$37,426

	Condensed Consolidating Statements of Cash Flows
	for the Six Months Ended June 30, 2006
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(120,373)	$259,517	$123,735	$262,879
Additions to property, plant and equipment	(1,069)	(109,167)	(3,333)	(113,569)
Payments for acquisitions and investments, net of cash received	(10,960)	—	—	(10,960)
Proceeds from sale of fixed assets	—	3,404	—	3,404
Net cash used in discontinued operations	—	—	(9,505)	(9,505)

Net cash used in investing activities	(12,029)	(105,763)	(12,838)	(130,630)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(459,300)	(4,947)	(59,811)	(524,058)
Payment of financing costs	(6,561)	—	—	(6,561)
Issuance of common stock	10,052	—	—	10,052
Tax savings on share-based compensation	24,044	—	—	24,044
Redemption of common stock	(135,679)	—	—	(135,679)
Net cash provided by discontinued operations	—	—	7,855	7,855

Net cash used in financing activities	(69,424)	(4,947)	(51,956)	(126,327)
Net change in intercompany balances	201,705	(142,335)	(59,370)	—

Increase (decrease) in cash and cash equivalents	(121)	6,472	(429)	5,922
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$128	$25,149	$5,101	$30,378

6.	Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first six months of 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Options outstanding at December 31, 2006	15,322,398	$23.09
Options granted during the first six months(1)	3,231,003	30.28
Adjustment to options granted prior to December 31, 2006 and outstanding at the time of the special cash dividend(1)	6,707,790	15.89
Options canceled or forfeited during the first six months(2)	(179,238)	27.17
Options exercised during the first six months	(1,754,641)	15.05

Options outstanding at June 30, 2007	23,327,312	17.95	6.28	$324,784,063

Options exercisable at June 30, 2007	16,662,343	14.36	5.22	291,766,399

(1)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

(2)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the six months ended June 30, 2007 and 2006, we recognized stock option expense of $11.6 million and $11.0 million, respectively.

Stock Units — The following table summarizes stock unit activity during the first six months of 2007:

	Employees	Directors	Total

Stock units outstanding at December 31, 2006	774,261	69,676	843,937
Stock units issued during 2007	462,564	22,950	485,514
Adjustment to stock units outstanding at the time of the special cash dividend(1)	471,691	32,708	504,399
Shares issued during 2007 upon vesting of stock units	(145,333)	(46,471)	(191,804)
Stock units cancelled or forfeited during 2007(2)	(88,802)	—	(88,802)

Stock units outstanding at June 30, 2007	1,474,381	78,863	1,553,244

Weighted average grant date fair value	$26.19	$24.40	$26.12

(1)	Stock units outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the special cash dividend.

(2)	Pursuant to the terms of our stock unit plans, stock units that are canceled or forfeited become available for future grants.

During the six months ended June 30, 2007 and 2006, we recognized stock unit expense of $7.5 million and $9.2 million, respectively.

7.	Equity and Earnings Per Share

Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15.00 per share special cash dividend. In connection with the dividend, we recorded a charge to retained earnings equal to the retained earnings balance at the date of the dividend with the excess charged to additional paid-in capital.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$28,177	$74,795	$91,380	$129,489
Denominator:
Average common shares	130,016,900	135,037,233	129,456,835	135,103,306
Basic EPS from continuing operations	$0.22	$0.55	$0.70	$0.96

Diluted EPS computation:
Numerator:
Income from continuing operations	$28,177	$74,795	$91,380	$129,489
Denominator:
Average common shares — basic	130,016,900	135,037,233	129,456,835	135,103,306
Stock option conversion(1)	7,923,709	5,126,554	6,672,200	5,630,865
Stock units	444,287	269,973	433,198	370,483

Average common shares — diluted	138,384,896	140,433,760	136,562,233	141,104,654

Diluted EPS from continuing operations	$0.21	$0.53	$0.67	$0.92

(1)	Stock option conversion excludes anti-dilutive shares of 3,052,561 and 2,812,737 at June 30, 2007 and 2006, respectively.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount
	(In thousands)

Accumulated other comprehensive income (loss), December 31, 2006	$(75,156)	$29,369	$(45,787)
Cumulative translation adjustment arising during period	161	—	161
Net change in fair value of derivative instruments	47,149	(16,700)	30,449
Amounts reclassified to income statement related to derivatives	(7,153)	2,740	(4,413)

Accumulated other comprehensive income (loss), June 30, 2007	$(34,999)	$15,409	$(19,590)

9.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$675	$576	$1,351	$1,265
Interest cost	4,246	4,452	8,492	8,285
Expected return on plan assets	(4,681)	(4,048)	(9,362)	(7,891)
Amortizations:
Unrecognized transition obligation	28	27	56	55
Prior service cost	211	269	421	425
Unrecognized net loss	719	791	1,438	1,722
Effect of settlement	—	(409)	—	175

Net periodic benefit cost	$1,198	$1,658	$2,396	$4,036

Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$358	$230	$715	$531
Interest cost	411	417	823	750
Amortizations:
Prior service cost	(17)	(16)	(34)	(34)
Unrecognized net loss	266	380	532	479

Net periodic benefit cost	$1,018	$1,011	$2,036	$1,726

10.	Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $2.5 million and $3.0 million during the three months ended June 30, 2007 and 2006, respectively, and $8.2 million and $7.4 million during the six months ended June 30, 2007 and 2006, respectively.

The charges recorded during 2007 are primarily related to realignment of our Dairy Group’s finance organization and the closing of Dairy Group facilities in Akron, Ohio; Detroit, Michigan; and Union, New Jersey.

Activity for the first six months of 2007 is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2006	Charges	Payments	2007
	(In thousands)

Cash charges:
Workforce reduction costs	$4,322	$4,241	$(4,401)	$4,162
Shutdown costs	16	1,680	(1,667)	29
Lease obligations after shutdown	1,313	321	(689)	945
Other	216	1,200	(1,289)	127

Subtotal	$5,867	7,442	$(8,046)	$5,263

Noncash charges:
Write-down of assets		791

Total charges		$8,233

The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2007 was $11.4 million. We are marketing these properties for sale.

We expect to incur additional charges related to these restructuring plans of $11.1 million, including $6.0 million in work force reduction costs and $5.1 million in shutdown and other costs; $9.4 million and $1.7 million of these additional charges are expected to be incurred by December 31, 2007 and 2008, respectively.

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

Contingent Obligations Related to Divested Operations — We have divested several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our Dairy Group. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other suppliers or producers expire. We have not breached or terminated any of our milk supply agreements with DFA.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2.0 million for casualty claims. We believe that we have established adequate reserves to cover these claims.

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

Two shareholder derivative complaints were filed in July and October 2006 in the district court of Dallas County, Texas, which alleged stock option backdating. The complaints named certain current and former members of the Board of Directors and certain current and former members of management. In response to the litigation, a special litigation committee of our Board of Directors was established in August 2006. The committee, consisting of independent board members not named in the litigation, conducted its own independent review of our stock option grants and the allegations made in the complaints and determined that there were no fraudulent acts by management. The derivative actions were settled in the first quarter of 2007. The settlement resolves all claims and includes no finding of wrongdoing on the part of any of the defendants and no cash payment other than attorneys’ fees. We agreed to the adoption and implementation of stock option grant procedures that reflect developing best practices. The district court approved the settlement and the actions were dismissed. As previously announced, the staff of the SEC began an informal inquiry into our historical stock option practices. On May 7, 2007, the staff of the SEC notified us that the informal inquiry was closed without any recommended enforcement action.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. We believe that the claims against us are without merit and we will vigorously defend the actions.

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

We evaluate the performance of our segments based on operating profit or loss before gains and losses on the sale of assets, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate.” Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our 2006 Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(In thousands)

Net sales to external customers:
Dairy Group	$2,518,078	$2,176,058	$4,825,140	$4,383,718
WhiteWave Foods Company	325,567	301,826	648,254	603,207

Total	$2,843,645	$2,477,884	$5,473,394	$4,986,925

Intersegment sales:
Dairy Group	$5,492	$3,250	$9,703	$6,673
WhiteWave Foods Company	24,327	22,909	48,408	46,031

Total	$29,819	$26,159	$58,111	$52,704

Operating income:
Dairy Group	$165,255	$181,167	$336,308	$337,799
WhiteWave Foods Company	31,723	29,289	59,498	51,502
Corporate	(39,541)	(36,217)	(78,441)	(72,563)

Segment operating income	157,437	174,239	317,365	316,738
Facility closing, reorganization and other costs	(3,800)	(2,950)	(9,575)	(7,352)

Total	$153,637	$171,289	$307,790	$309,386

	June 30,	December 31,
	2007	2006
	(In thousands)

Assets:
Dairy Group	$5,364,402	$5,141,662
WhiteWave Foods Company	1,362,044	1,372,946
Corporate	345,527	235,585
Discontinued operations	—	19,980

Total	$7,071,973	$6,770,173

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of their net sales in the first six months of 2007 and 2006. Approximately 18.3% and 17.3% of our consolidated net sales in the first six months of 2007 and 2006, respectively, were to this same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a leading food and beverage company. Our Dairy Group is the largest processor and distributor of milk and various other dairy products in the United States. The Dairy Group segment manufactures and sells its products under a variety of local and regional brand names and under private labels. Our WhiteWave Foods Company segment manufactures, markets and sells a variety of well known soy, dairy and dairy-related nationally-branded products.

Dairy Group — Our Dairy Group segment is our largest segment, with approximately 88% of our consolidated sales in the six months ended June 30, 2007. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe that we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

WhiteWave Foods Company — Our WhiteWave Foods Company segment manufactures, develops, markets and sells a variety of nationally-branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products; Horizon Organic® dairy and other products; International Delight® coffee creamers; LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. We license the LAND O’LAKES name from a third party.

Recent Developments

Developments Since January 1, 2007

Credit Facility and Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15.00 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The completion of the new senior credit facility resulted in the write-off of $13.5 million of financing costs in the second quarter of 2007.

In addition, we entered into an amendment and restatement of our receivables facility that extended the facility termination date from November 15, 2009 to April 2, 2010. We believe that other modifications related to this amendment will slightly increase our borrowing capacity under the facility.

See Note 5 to our Condensed Consolidated Financial Statements for more information.

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

Divestiture

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado. The historical sales and contribution margin of these operations were not material. The sale allows us to continue to focus on our core brands.

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

Facility Closing and Reorganization Activities

We recorded a total of $8.2 million in facility closing and reorganization costs during the first six months of 2007, related to the realignment of our Dairy Group’s finance organization and the closing of Dairy Group facilities in Akron, Ohio; Detroit, Michigan; and Union, New Jersey. We expect to incur additional charges related to these restructuring plans of $11.1 million, including $6.0 million in workforce reduction costs and $5.1 million in shutdown and other costs; $9.4 million and $1.7 million of these charges are expected to be incurred by December 31, 2007 and 2008, respectively. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

See Note 10 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,843.6	100.0%	$2,477.9	100.0%	$5,473.4	100.0%	$4,986.9	100.0%
Cost of sales	2,155.6	75.8	1,794.0	72.4	4,098.1	74.9	3,651.7	73.2

Gross profit	688.0	24.2	683.9	27.6	1,375.3	25.1	1,335.2	26.8
Operating costs and expenses:
Selling and distribution	428.6	15.1	409.4	16.5	844.2	15.4	814.5	16.3
General and administrative	100.4	3.5	98.7	4.0	209.8	3.8	201.0	4.0
Amortization of intangibles	1.6	0.1	1.5	0.1	3.9	0.1	2.9	0.1
Facility closing, reorganization and other costs	3.8	0.1	3.0	0.1	9.6	0.2	7.4	0.2

Total operating costs and expenses	534.4	18.8	512.6	20.7	1,067.5	19.5	1,025.8	20.6

Total operating income	$153.6	5.4%	$171.3	6.9%	$307.8	5.6%	$309.4	6.2%

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased $365.7 million to $2.84 billion during the second quarter of 2007 from $2.48 billion in the second quarter of 2006. Net sales by segment are shown in the table below.

	Quarter Ended June 30
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$2,518.1	$2,176.1	$342.0	15.7%
WhiteWave Foods Company	325.5	301.8	23.7	7.9

Total	$2,843.6	$2,477.9	$365.7	14.8

The change in net sales was due to the following:

	Quarter ended June 30, 2007
	vs Quarter ended June 30, 2006
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

Dairy Group	$30.1	$311.9	$342.0
WhiteWave Foods Company	—	23.7	23.7

Total	$30.1	$335.6	$365.7

The change in net sales resulted from the pass-through of higher overall dairy commodity costs combined with higher fluid milk volumes in the Dairy Group, as well as continued sales growth at WhiteWave Foods.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales increased to 75.8% in the second quarter of 2007 compared to 72.4% in the second quarter of 2006 primarily due to higher raw milk costs in our Dairy Group segment in the second quarter of 2007.

Operating Costs and Expenses — Our operating expenses increased $21.8 million during the second quarter of 2007 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 18.8% in the second quarter of 2007 compared to 20.7% during the second quarter of 2006. Operating expenses increased primarily due to an increase in distribution costs of $14.8 million resulting from higher labor costs and increased volumes, including the acquisition of Friendship Dairies. In addition, general and administrative expenses increased $1.7 million due primarily to higher salaries and benefits. Facility closing, reorganization and other costs increased $0.8 million due to charges related to the closing of certain Dairy Group facilities, the reorganization of our finance organization and a loss on the sale of our tofu business. See “— Results by Segment” for more information.

Operating Income — Operating income during the second quarter of 2007 was $153.6 million, a decrease of $17.7 million from the second quarter of 2006 operating income of $171.3 million. Our operating margin in the second quarter of 2007 was 5.4% compared to 6.9% in the second quarter of 2006.

Other (Income) Expense — Total other expense increased to $107.0 million in the second quarter of 2007 compared to $48.7 million in the second quarter of 2006. Interest expense increased to $102.5 million in the second quarter of 2007 from $48.8 million in the second quarter of 2006 primarily due to higher average debt balances, higher interest rates and the write off of $13.5 million in financing costs related to the completion of our new senior credit facility. Other expense in the second quarter of 2007 includes $4.5 million of professional fees and other costs related to the special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 39.5% in the second quarter of 2007 compared to 39.0% in the second quarter of 2006. Our tax rate varies as the mix and amount of earnings contributed by our various business units changes.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,518.1	100.0%	$2,176.1	100.0%
Cost of sales	1,944.6	77.2	1,596.4	73.4

Gross profit	573.5	22.8	579.7	26.6
Operating costs and expenses	408.2	16.2	398.5	18.3

Total segment operating income	$165.3	6.6%	$181.2	8.3%

The Dairy Group’s net sales increased $342.0 million, or 15.7%, in the second quarter of 2007 versus the second quarter of 2006. The change in net sales from the second quarter of 2006 to the second quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$2,176.1
Acquisitions	30.1	1.4%
Volume	4.2	0.2
Pricing and product mix	307.7	14.1

2007 Net sales	$2,518.1	15.7%

The Dairy Group’s net sales increased primarily due to the effects of higher selling prices resulting from the pass-through of higher raw material prices. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However the pass-through is not perfect when prices move up steadily over a period of several months. In addition, we generally change the prices we charge on products other than fluid milk on a less frequent basis.

A common industry measure for evaluating changes in fluid dairy raw material costs is the blended Class I price, assuming 3.5% butterfat, often referred to as the Class I “mover.” The following table sets forth the average monthly component prices of the Class I mover and average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2007 compared to the second quarter of 2006:

	Quarter Ended June 30*
	2007	2006	% Change

Class I mover(1)(3)	$16.25	$10.98	48.0%
Class I raw skim milk mover(1)(3)	11.55	6.83	69.1
Class I butterfat mover(2)(3)	1.46	1.26	15.9
Class II raw skim milk minimum(1)(4)	11.59	7.03	64.9
Class II butterfat minimum(2)(4)	1.57	1.25	25.6

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2006, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Net sales were further increased by fluid milk volume increases during the second quarter of 2007. Fluid milk volumes (which represented approximately 66% of the Dairy Group’s sales volume during the quarter) increased 0.3%.

The Dairy Group’s cost of sales as a percentage of net sales increased to 77.2% in the second quarter of 2007 compared to 73.4% in the second quarter of 2006, as the increase in raw milk and other costs compared to the prior year was partially offset by lower resin costs of $5.3 million. Resin is the primary component used in our plastic bottles.

The Dairy Group’s operating expenses increased $9.7 million to $408.2 million during the second quarter of 2007 compared to $398.5 million in the second quarter of 2006, primarily due to a $10.7 million increase in distribution costs, as well as certain other costs that are tied more closely to net sales including commissions and bad debt expense. Distribution costs increased as a result of increased labor costs, leased vehicle expense, and contract labor costs.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$325.5	100.0%	$301.8	100.0%
Cost of sales	210.6	64.7	197.4	65.4

Gross profit	114.9	35.3	104.4	34.6
Operating costs and expenses	83.2	25.6	75.1	24.9

Total segment operating income	$31.7	9.7%	$29.3	9.7%

WhiteWave Foods Company’s net sales increased by $23.7 million, or 7.9%, in the second quarter of 2007 versus the second quarter of 2006. The change in net sales from the second quarter of 2006 to the second quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$301.8
Volume	12.2	4.0%
Pricing and product mix	11.5	3.9

2007 Net sales	$325.5	7.9%

The increase in net sales was driven by a combination of higher volumes and higher pricing. Volumes increased 4.0% driven by growth in our core brands, while pricing increased in response to higher raw material costs and market conditions.

In the Horizon Organic business, we are experiencing increasing competitive pressure from branded and private label participants as the industry moves from a supply shortage of organic milk to an oversupply situation. This supply-demand imbalance in the organic milk market has resulted in discounting and aggressive distribution expansion as processors attempt to move their organic milk. We have responded similarly with reduced pricing and we expect this downward pricing pressure to impact our business.

Cost of sales as a percentage of net sales for WhiteWave Foods Company decreased to 64.7% in the second quarter of 2007 from 65.4% in the second quarter of 2006. Cost of sales dollars increased $13.2 million primarily due to higher sales volumes and higher commodity costs, principally organic and conventional milk.

Operating expenses increased $8.1 million in the second quarter of 2007 compared to the same period in the prior year primarily driven by increased marketing spending, higher distribution and storage costs and higher general and administrative expenses, including higher amortization related to our SAP operating software installed in 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased $486.5 million to $5.47 billion during the first six months of 2007 from $4.99 billion in the first six months of 2006. Net sales by segment are shown in the table below.

	Six Months Ended June 30
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$4,825.1	$4,383.7	$441.4	10.1%
WhiteWave Foods Company	648.3	603.2	45.1	7.5

Total	$5,473.4	$4,986.9	$486.5	9.8

The change in net sales was due to the following:

	Six Months ended June 30, 2007
	vs Six Months ended June 30, 2006
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

Dairy Group	$39.8	$401.6	$441.4
WhiteWave Foods Company	—	45.1	45.1

Total	$39.8	$446.7	$486.5

The change in net sales resulted from the pass-through of higher overall dairy commodity costs combined with higher fluid milk volumes in the Dairy Group, as well as continued sales growth at WhiteWave Foods.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales increased to 74.9% in the first six months of 2007 compared to 73.2% in the first six months of 2006 primarily due to higher raw milk costs in our Dairy Group segment in the first six months of 2007.

Operating Costs and Expenses — Our operating expenses increased $41.7 million during the first six months of 2007 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 19.5% in the first six months of 2007 compared to 20.6% during the first six months of 2006. Operating expenses increased primarily due to an increase in distribution costs of $31.5 million resulting from higher labor, freight and storage costs and increased volumes. In addition, general and administrative expenses increased $8.8 million due primarily to higher salaries and benefits. Facility closing, reorganization and other costs increased $2.2 million due to charges related to the closing of certain Dairy Group facilities, the reorganization of our finance organization and a loss on the sale of our tofu business. See “— Results by Segment” for more information.

Operating Income — Operating income during the first six months of 2007 was $307.8 million, a decrease of $1.6 million from the first six months of 2006 operating income of $309.4 million. Our operating margin in the first six months of 2007 was 5.6% compared to 6.2% in the first six months of 2006.

Other (Income) Expense — Total other expense increased to $159.6 million in the first six months of 2007 compared to $96.3 million in the first six months of 2006. Interest expense increased to $154.7 million in the first six months of 2007 from $96.3 million in the first six months of 2006 primarily due to higher average debt balances, higher interest rates and the write-off of $13.5 million in financing costs related to the completion of our new senior credit facility. Other expense in 2007 includes $4.9 million of professional fees and other costs related to the special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in the first six months of 2007 compared to 39.2% in the first six months of 2006. Our tax rate varies as the mix and amount of earnings contributed by our various business units changes.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Six Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$4,825.1	100.0%	$4,383.7	100.0%
Cost of sales	3,672.2	76.1	3,256.8	74.3

Gross profit	1,152.9	23.9	1,126.9	25.7
Operating costs and expenses	816.6	16.9	789.1	18.0

Total segment operating income	$336.3	7.0%	$337.8	7.7%

The Dairy Group’s net sales increased $441.4 million, or 10.1%, in the first six months of 2007 versus the first six months of 2006. The change in net sales from the first six months of 2006 to the first six months of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$4,383.7
Acquisitions	39.8	0.9%
Volume	25.6	0.6
Pricing and product mix	376.0	8.6

2007 Net sales	$4,825.1	10.1%

The Dairy Group’s net sales increased primarily due to the effects of higher selling prices resulting from the pass-through of higher raw material prices. In general, we change the prices that we charge our customers for fluid dairy products on a monthly basis, as the costs of our raw materials fluctuate. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However the pass-through is not perfect when prices move up steadily over a period of several months. In addition, we generally change the prices we charge on products other than fluid milk on a less frequent basis.

A common industry measure for evaluating changes in fluid dairy raw material costs is the blended Class I price, assuming 3.5% butterfat, often referred to as the Class I “mover.” The following table sets forth the average monthly component prices of the Class I mover and average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2007 compared to the first six months of 2006:

	Six Months Ended June 30*
	2007	2006	% Change

Class I mover(1)(3)	$15.00	$12.03	24.7%
Class I raw skim milk mover(1)(3)	10.50	7.56	38.9
Class I butterfat mover(2)(3)	1.39	1.35	3.0
Class II raw skim milk minimum(1)(4)	10.20	7.53	35.5
Class II butterfat minimum(2)(4)	1.45	1.31	10.7

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus

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

Net sales were further increased by fluid milk increases during the first six months of 2007. Fluid milk volumes (which represented approximately 68% of the Dairy Group’s sales volume during the period) increased 1.2%.

The Dairy Group’s cost of sales as a percentage of net sales increased to 76.1% in the first six months of 2007 compared to 74.3% in the first six months of 2006, as the increase in raw milk and other costs compared to the prior year was partially offset by lower resin costs of approximately $18.3 million. Resin is the primary component used in our plastic bottles.

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

The Dairy Group’s operating expenses increased approximately $27.5 million to $816.6 million during the first six months of 2007 compared to $789.1 million in the first six months of 2006, primarily due to a $25.9 million increase in distribution costs, as well as certain other costs that are tied more closely to net sales including commissions and bad debt expense. Distribution costs increased as a result of increased labor costs, leased vehicle expense, and contract labor costs. General and administrative expenses decreased approximately $1.9 million primarily due to lower incentive compensation.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Six Months Ended June 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$648.3	100.0%	$603.2	100.0%
Cost of sales	425.2	65.6	394.3	65.4

Gross profit	223.1	34.4	208.9	34.6
Operating costs and expenses	163.6	25.2	157.4	26.1

Total segment operating income	$59.5	9.2%	$51.5	8.5%

WhiteWave Foods Company’s net sales increased by $45.1 million, or 7.5%, in the first six months of 2007 versus the first six months of 2006. The change in net sales from the first six months of 2006 to the first six months of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$603.2
Volume	21.6	3.6%
Pricing and product mix	23.5	3.9

2007 Net sales	$648.3	7.5%

The increase in net sales was driven by a combination of higher volumes and higher pricing. Volumes increased 3.6% driven by growth in our core brands, while pricing increased in response to higher raw material costs and market conditions.

In the Horizon Organic business, we are experiencing increasing competitive pressure from branded and private label participants as the industry moves from a supply shortage of organic milk to an oversupply situation. This supply-demand imbalance in the organic milk market has resulted in discounting and aggressive distribution expansion as processors attempt to move their organic milk. We have responded similarly with reduced pricing and we expect this downward pricing pressure to impact our business.

Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 65.6% in the first six months of 2007 from 65.4% in the first six months of 2006. Cost of sales dollars increased $30.9 million primarily due to higher sales volumes and higher commodity costs, principally organic and conventional milk.

Operating expenses increased approximately $6.2 million in the first six months of 2007 compared to the same period in the prior year primarily driven by higher distribution and storage costs, accompanied by higher general and administrative expenses, including higher amortization related to our SAP operating software installed in 2006.

Liquidity and Capital Resources

Historical Cash Flow

During the first six months of 2007, we met our working capital needs with cash flow from operations.

Net cash provided by operating activities from continuing operations was $170.5 million for the first six months of 2007 compared to $264.6 million for the same period in 2006, a decrease of $94.1 million. Net cash provided by operating activities was primarily impacted by lower income from continuing operations of $38.1 million and by changes in operating assets and liabilities, which declined approximately $31.9 million in the first six months of 2007 compared to the first six months of the prior year, primarily as a result of the significant increase in raw material costs.

Net cash used in investing activities from continuing operations was $216.9 million in the first six months of 2007 compared to $121.1 million in the first six months of 2006, an increase of $95.8 million largely due to the Friendship Dairies acquisition. We received net proceeds of approximately $12.6 million for divestitures in the first six months of 2007, primarily from the sale of our Iberian operations.

We borrowed a net amount of $1.99 billion of debt in the first six months of 2007, substantially all of which was utilized for payment of the special cash dividend on April 2, 2007.

Contractual Obligations as of June 30, 2007

The table below summarizes our obligations for indebtedness and purchase and lease obligations at June 30, 2007. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period
Indebtedness, Purchase &		7/1/07-	7/1/08-	7/1/09-	7/1/10-	7/1/11-
Lease Obligations(1)	Total	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12	Thereafter
	(In millions)

Senior credit facility	$3,708.0	$18.0	$74.2	$243.0	$449.3	$1,218.0	$1,705.5
Dean Foods senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	600.0	250.0	200.0	—	—	—	150.0
Receivables-backed facility	560.7	—	—	560.7	—	—	—
Capital lease obligations and other	16.6	12.0	0.7	0.6	0.6	0.6	2.1
Purchase obligations(3)	701.7	298.2	245.0	50.7	13.6	12.2	82.0
Operating leases	496.9	112.3	100.0	82.6	68.6	53.0	80.4
Interest payments(4)	1,648.3	281.9	280.3	259.7	236.6	193.7	396.1

Total	$8,232.2	$972.4	$900.2	$1,197.3	$768.7	$1,477.5	$2,916.1

(1)	Excluded from this table are estimated obligations accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the average rates for the three months ended June 30, 2007, and balances in effect at June 30, 2007. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

Other Long-Term Liabilities

We sponsor various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension costs may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

We expect to contribute $23.2 million to the pension plans and $2.4 million to the postretirement health plans during 2007.

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

Future Capital Requirements

During 2007, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $313 million to $318 million based on current debt levels under our new senior credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts. We expect cash taxes to be approximately $90 million in 2007.

The portion of our long-term debt due within the next 12 months totals $280 million. We expect that cash flow from operations together with availability under our senior credit facility will be sufficient to meet our anticipated future capital requirements. As of August 3, 2007, $814.1 million was available for future borrowings under our senior credit facility.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Dairy Group — The primary raw material used in our Dairy Group is raw milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices.

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

During the first six months of 2007, prices for raw milk increased significantly over the prior year. We expect raw milk, butterfat and cream prices to continue to increase throughout the remainder of 2007. However, raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However the pass-through is not perfect when prices move up steadily over a period of several months. In addition, we generally change the prices we charge on products other than fluid milk on a less frequent basis.

During the first six months of 2007, the prices of resin decreased while diesel prices were largely unchanged. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to fluctuate throughout 2007.

WhiteWave Foods Company — A significant raw material used to manufacture products sold by WhiteWave Foods Company is organic soybeans. We have entered into supply agreements for organic soybeans, which we believe will meet our needs through 2008. These agreements provide for pricing at fixed levels. However, should our need for organic soybeans exceed the quantity that we have under contract, or if the suppliers do not perform under the contracts, we may have difficulty obtaining sufficient supply, and the price we could be required to pay could be significantly higher.

Significant raw materials used in our products include organic raw milk and sugar. We obtain our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to grow the supply of organic raw milk, there currently is a significant oversupply of organic raw milk, which has increased and may continue to increase competitive pressure both from branded and private label participants, resulting in downward pricing pressure on the sale of our products, which may negatively impact our profitability. We have entered into supply agreements for organic sugar, which we believe will meet our needs through 2008.

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

The supply-demand imbalance in the organic milk market has increased competition in the marketplace as competitors attempt to stimulate demand through lower retail prices and aggressive distribution expansion. As a result, we have experienced and may continue to experience downward pricing pressure on the sale of our organic products.

Tax Rate

Income tax expense was recorded at an effective rate of 38.3% in the first six months of 2007. Our tax rate during the first six months of 2006 was 39.2%. We estimate the effective tax rate will be approximately 39% for the full year 2007. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws may cause the rate to change from historical rates.

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

The following table summarizes our various interest rate agreements at June 30, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%(1)	March 2008-March 2012	2,950

(1)	The notional amount of the swap will decline to $1.25 billion over its term in connection with the principal payments due on the loans.

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the six months ended June 30, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in other comprehensive income related to these swaps will be recognized over the originally forecasted period.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

A majority of our debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of June 30, 2007, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, WhiteWave Foods Company implemented SAP as its primary financial reporting and resource planning system. SAP was implemented at all locations of WhiteWave Foods Company in the United States except for the manufacturing facilities located in City of Industry, CA, Jacksonville, FL and Mt. Crawford, VA. WhiteWave Foods Company began implementation of SAP at these facilities during the second quarter of 2007, to be completed in the third quarter of 2007. In addition, we are currently in the process of reorganizing the Dairy Group financial reporting and certain transaction processing activities into regional centers.

Other than the continuing implementation of SAP and the reorganization activities within our Dairy Group as discussed above, there was no change in our internal control over financial reporting in the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. We believe that the claims against us are without merit and we will vigorously defend the actions.

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

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us

Raw milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soybeans and sugar are significant inputs utilized by WhiteWave Foods Company. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins.

Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also has and can put downward pressure on our margins and our volumes. We expect certain raw material prices, including raw milk prices, to further increase in 2007.

In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to grow the supply of organic raw milk, there currently is a significant oversupply of organic raw milk, which has increased and may continue to increase competitive pressure both from branded and private label participants, resulting in downward pricing pressure on the sale of our products, which may negatively impact our profitability.

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

Our ability to make scheduled payments on our debt and other financial obligations depends on our financial and operating performance. Our financial and operating performance is subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. If we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. As a result of the recapitalization of our balance sheet, which is more fully described in Note 5 to our Condensed Consolidated Financial Statements, we entered into a new $4.8 billion senior credit facility. This represents a significant increase in leverage compared to recent years, which will intensify the risks described above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of June 30, 2007, $218.7 million remained available pursuant to the stock repurchase program approved by our Board of Directors. The amount can be increased by actions of our Board of Directors.

No stock has been repurchased during the period January 1, 2007 through August 3, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 18, 2007, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	The re-elections of Alan J. Bernon, Gregg L. Engles and Ronald Kirk as members of our Board of Directors

•	The ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our registered independent public accountants for fiscal year 2007

•	A proposal to approve a new equity incentive plan, and

•	A stockholder proposal to separate the Chairman of the Board and the CEO roles from the International Brotherhood of Teamsters, as the custodian and trustee of the Teamsters General Fund.

At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our registered independent public accountants, as well as approved the adoption of the new equity incentive plan. The stockholder proposal was rejected.

The vote of the stockholders with respect to each such matter was as follows:

		Votes	Votes
Nominee/Proposal	Votes For	Withheld	Against	Abstain

Alan J. Bernon	110,021,826	5,706,630	—	—
Gregg L. Engles	109,845,569	5,882,887	—	—
Ronald Kirk	110,242,363	5,486,073	—	—
New equity incentive plan	55,516,944	—	44,606,296	1,130,096
Ratification of registered independent public accountants	112,350,591	—	2,311,595	1,066,268
Stockholder proposal	35,032,846	—	62,024,663	1,195,827

In addition, there were shares representing 17,475,120 broker non-votes with respect to the equity incentive plan and the stockholders proposal, for which brokers indicated they did not have discretion to vote.

Item 5.	Other Information

Entry into a Material Definitive Agreement

As described above in Part II, Item 4, our stockholders approved the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) at our annual meeting of shareholders on May 18, 2007 and the 2007 Plan became effective on that date. A copy of the 2007 Plan is filed as an exhibit to this report and incorporated herein by reference. Set forth below is a description of the material terms and conditions of the 2007 Plan from our proxy statement filed April 19, 2007 with the Securities and Exchange Commission.

The purposes of the 2007 Plan are to attract and retain non-employee directors, consultants, executive personnel and other key employees of outstanding ability, to motivate them by means of performance-related incentives and to enable them to participate in our growth and financial success. Eligibility to participate in the 2007 Plan is limited to our non-employee directors, consultants and employees (including officers and directors who are employees), and the non-employee directors, consultants and employees of our subsidiaries.

The 2007 Plan is administered by our Compensation Committee, which consists entirely of independent directors. The Compensation Committee will, from time to time, determine the specific persons to whom awards under the 2007 Plan will be granted, the extent of any such awards and the terms and conditions of each award. The Compensation Committee may delegate this authority, in its discretion, to the Chief Executive Officer and/or such other officer as it shall specify, but only with respect to individuals who are not executive officers of the Company. The Compensation Committee or its designee, pursuant to the terms of the 2007 Plan, also will make all other necessary decisions and interpretations under the 2007 Plan.

Under the 2007 Plan, the Compensation Committee may grant awards of various types of equity-based compensation, including stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units, performance shares and performance units and other types of stock-based awards. The maximum number of shares that are available to be awarded under the 2007 Plan is six million shares of common stock of the Company, plus any shares remaining for issuance under our 1997 Stock Option and Restricted Stock Plan and the Company’s 1989 Stock Awards Plan. The maximum number of shares of our common stock that may be issued under the 2007 Plan with respect to incentive stock options may not exceed one million shares. In addition, no participant may be granted awards of restricted stock, restricted stock units, performance shares and performance units covering more than one million shares in any calendar year and no more than one participant may be granted options and SARs with respect to one million shares of our common stock in any calendar year under the 2007 Plan. No more than $5,000,000 may be paid to any one participant with respect to cash-based awards made during a calendar year under the 2007 Plan. The total number of shares available under the 2007 Plan for awards other than options or SARs shall not exceed two million shares.

Performance Shares and Performance Units; Performance Awards; Performance Criteria

The Compensation Committee may grant awards of performance shares or performance units under the 2007 Plan based upon the achievement of specified performance objectives or the occurrence of other events, such as a change in control, as determined by the Compensation Committee in its discretion. The Compensation Committee has the authority to determine other terms and conditions of the performance shares and performance units. Participants may not transfer any shares underlying such awards before they vest. The Compensation Committee may also grant performance awards under the 2007 Plan. Performance awards may be payable in cash or in shares of common stock, and may relate to a single-year performance period, such as an annual bonus award, or multi-year periods.

The Compensation Committee may establish performance goals applicable to any award, including performance awards, performance shares and performance units. When establishing a performance goal, the Compensation Committee will determine the performance period over which performance against the goal will be measured and the amount of cash or number or value of shares earned based on the level of the performance goal achieved. Additional provisions relating to the setting of the performance goal, certifying achievement of performance against the goal and the amount earned, and the ability to use negative discretion to reduce the amount earned apply to awards made to executive officers which are intended to meet the tax deductibility rules for “performance-based” compensation under section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The 2007 Plan provides that the Compensation Committee may base the performance goals upon the relative or comparative attainment of one or more of the following performance criteria (whether in absolute terms or relative to the performance of one or more similarly situated companies or a published index covering the performance of a number of companies): total stockholder return, stock price, operating earnings or margins, net earnings, return on equity, income, market share, return on investment, return on capital employed, level of expenses, net sales, cash flow and, in the case of persons who are not executive officers, such other criteria as may be determined by the Compensation Committee. Performance criteria may be established on a company-wide basis or with respect to one or more business units or divisions or subsidiaries. When establishing performance criteria for a performance period, the Compensation Committee may exclude any or all charges or costs associated with restructurings of the Company or any subsidiary, mergers, acquisitions, divestitures, discontinued operations, other unusual or non-recurring items, the cumulative effects of accounting changes or such other objective factors as the Compensation Committee deems appropriate.

Restricted Stock and Restricted Stock Units

The Compensation Committee may grant awards of restricted stock and restricted stock units under the 2007 Plan. The restricted stock and restricted stock units are forfeitable until they vest, and the participant may not transfer the restricted stock before it vests. Unless otherwise determined by the Compensation Committee, the restricted stock and the restricted stock units will generally vest ratably over five years on each anniversary of the date of grant (subject to the participant’s continued service with us) or upon satisfaction of any additional conditions to vesting, such as the achievement of specified performance objectives or changes in control, as determined by the Compensation Committee in its discretion. Unless otherwise determined by the Compensation Committee or provided in an employment or individual severance agreement, if a participant’s service is terminated by reason of death, disability or retirement during the restricted period, a pro rata portion of any restricted stock or restricted stock units held by the participant will vest and become not forfeitable based on the number of full calendar months of the participant’s service relative to the number of months in the restricted period at the date of termination. If a participant’s service is terminated for any other reason, any restricted stock or restricted stock units held by the participant will be immediately forfeited and canceled (unless otherwise determined by the Compensation Committee or provided in an employment or individual severance agreement), and, in any event, all such restricted stock and restricted stock units will be immediately forfeited and canceled upon termination of service for cause.

Stock Options and Stock Appreciation Rights

The Compensation Committee may grant awards of stock options and stock appreciation rights under the 2007 Plan. The stock options may be either “incentive stock options” (as that term is defined in Section 422 of the Code), which provide the recipient with favorable tax treatment, or options that are not incentive stock options (“non-qualified stock options”). The Compensation Committee has the authority to determine the terms and conditions of the stock options, including the number of shares subject to each stock option and SAR, the exercise price per share, which must be at least the fair market value of a share of our common stock on the date of grant (as determined in accordance with the 2007 Plan), and when the stock option or SAR will become exercisable. Unless otherwise determined by the Compensation Committee, the stock options and SARs will become vested and exercisable in three approximately equal installments on each of the first three anniversaries of the date of grant. Options and SARs may also become exercisable upon satisfaction of any additional conditions to vesting, such as the achievement of specified performance objectives or changes in control, as determined by the Compensation Committee in its discretion. The exercise period for any stock options and SARs awarded under the Plan may not extend beyond ten years from the date of grant.

Stock options and SARs awarded under the 2007 Plan that become vested and exercisable may be exercised in whole or in part. The exercise price of a stock option award may be paid either in cash or cash equivalents or, if permitted by the Compensation Committee, with previously acquired shares of our common stock, by means of a brokered cashless exercise or by a combination of the foregoing provided that the consideration tendered, valued as of the date tendered, is at least equal to the exercise price for the stock options being exercised. Additionally, to the extent permitted by the Compensation Committee, options may be “net exercised,” meaning the excess, if any, of the full market value of the shares being exercised at the date of exercise over the exercise price for such shares will be delivered in shares without any requirement that the participant pay the exercise price.

Stock appreciation rights, or SARs, are similar to stock options, except that no exercise price is required to be paid. Upon exercise of a SAR, the participant will receive payment equal to the increase in the fair market value of a share of common stock on the date of exercise over the exercise price (fair market value on date of grant) times the number of shares as to which the SAR is being exercised. The payment will be made in cash or shares of common stock of equivalent value.

Unless otherwise determined by the Compensation Committee or provided for in an employment or individual severance agreement, if a participant’s service is terminated by reason of death or disability, all stock options and SARs held by the participant at the date of termination will vest and become exercisable and will remain exercisable until the earlier of (i) the first anniversary of such termination (or, for incentive stock options, the first anniversary of such termination) or (ii) the expiration date of the option or SAR. If a participant’s service is terminated for any other reason, any stock options held by the participant that have not become vested and exercisable will be immediately canceled and any stock options that have become vested and exercisable will remain exercisable for 90 days following such termination. In any event, all stock options and SARs (whether or not then vested and exercisable) will be immediately canceled upon termination of service for cause.

Other Stock-Based Awards

The 2007 Plan permits the Compensation Committee to grant other forms of stock-based awards with such terms and conditions as the Compensation Committee determines, including provisions relating to the impact of termination of service and a change in control. Such awards may include outright grants of shares without restriction or awards structured to meet the requirements of non-U.S. law or practice. Such awards may be settled by the issuance of shares or by a cash payment equal to the value of the shares earned under the award.

Change in Control

Except as otherwise provided in an employment or individual severance agreement or award agreement, upon a change in control (as defined in the 2007 Plan) of Dean Foods Company, (i) all outstanding stock options and SARs will become immediately vested and exercisable; (ii) the restricted period of all outstanding restricted stock and restricted stock units will immediately lapse; and (iii) each outstanding performance share and performance unit will be canceled in exchange for the greater of (i) target or (ii) actual performance to date. In addition, the Compensation Committee may provide that in connection with a change in control:

•	each stock option and SAR will be canceled in exchange for an amount equal to the excess, if any, of the fair market value of our common stock over the exercise price for such option or SAR; and

•	each share of restricted stock and each restricted stock unit will be canceled in exchange for an amount equal to the fair market value multiplied by the number of shares of our common stock covered by such award.

All amounts payable as a result of a change in control will be paid in cash or, at the discretion of the Compensation Committee, in shares of stock of any new employer.

If a change in control occurs as a result of a merger, reorganization, consolidation or sale of all or substantially all of our assets, any participant whose service is involuntarily terminated (other than for cause) on or after the date on which our stockholders approve the transaction giving rise to the change in control will be treated for purposes of the 2007 Plan as continuing service with us until the consummation of the change in control and to have been terminated immediately thereafter.

Amendment and Termination

The Board may terminate or suspend the 2007 Plan at any time, and from time to time may amend or modify the 2007 Plan, provided that without the approval by a majority of the votes cast at a duly constituted meeting of stockholders, no amendment or modification to the 2007 Plan may (i) materially increase the benefits accruing to participants under the 2007 Plan, (ii) except as a result of an adjustment in capitalization or similar adjustments, materially increase the number of shares of stock subject to awards under the 2007 Plan or the number of awards or amount of cash that may be granted to a participant under the 2007 Plan, (iii) materially modify the requirements for participation in the 2007 Plan, or (iv) materially modify the 2007 Plan in any way that would require stockholder approval under any regulatory requirement that the Compensation Committee determines to be applicable. Consequently, the 2007 Plan cannot be amended to permit the grant of options or SARs at below fair market value exercise prices without shareholder approval. No amendment, modification or termination of the 2007 Plan shall in any material way adversely affect any award previously granted under the 2007 Plan without the consent of the participant. The 2007 Plan shall continue in effect, unless sooner terminated by the Board, until April 2, 2017, the tenth anniversary of the date on which the 2007 Plan was adopted by the Board of Directors, at which time no additional awards may be granted after that date.

Item 6.	Exhibits

(a) Exhibits

4.1		Amended and Restated Credit Agreement, dated as of April 2, 2007 among Dean Foods Company; J.P. Morgan Securities, Inc., Banc of America Securities, LLC, Wachovia Capital Markets, LLC, as Lead Arrangers; JPMorgan Chase Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Wachovia Bank, National Association, as Documentation Agents; and certain other lenders that are parties thereto (incorporated herein by reference to Form 8-K dated April 4, 2007 (File No. 1-12755)
4.2		The Fifth Amended and Restated Receivables Purchase Agreement, dates as of April 2, 2007 among Dairy Group Receivables L.P, Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent (incorporated herein by reference to Form 8-K dated April 4, 2007 (File No. 1-12755).
*10	.1	Dean Foods Company 2007 Stock Incentive Plan, which is filed herewith.
*10	.2	2007 Short Term Incentive Compensation Plan, which is filed herewith.
*10	.3	Employment agreement dated May 3, 2007 between us and Paul Moskowitz, which is filed herewith.
*10	.4	Change in control agreement dated June 18, 2007 between us and Paul Moskowitz, which is filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
99		Supplemental Financial Information for Dean Holding Company, which is filed herewith.

* Management or compensatory contract

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/  Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

August 9, 2007