Form 10-Q
period 2007-09-30
DEAN FOODS CO
filed 2007-11-09
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 5, 2007, the number of shares outstanding of each class of common stock was: 131,605,945

Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	41
Item 4 — Controls and Procedures	42
Part II — Other Information
Item 1 — Legal Proceedings	43
Item 1A — Risk Factors	43
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 5 — Other Information	46
Item 6 — Exhibits	46
Signatures	47
Supplemental Indenture
Separation Agreement
Employment Offer Letter
Change in Control Agreement
Proprietary Information, Inventions and Non-Compete Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Supplemental Financial Information

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$45,006	$31,140
Receivables, net	942,672	799,038
Income tax receivable	35,461	—
Inventories	418,734	360,754
Deferred income taxes	141,047	117,991
Prepaid expenses and other current assets	60,707	70,367

Total current assets	1,643,627	1,379,290
Property, plant and equipment, net	1,788,190	1,786,907
Goodwill	3,019,681	2,943,139
Identifiable intangible and other assets	689,476	640,857
Assets of discontinued operations	—	19,980

Total	$7,140,974	$6,770,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$962,598	$822,122
Income taxes payable	—	30,776
Current portion of long-term debt	26,666	483,658

Total current liabilities	989,264	1,336,556
Long-term debt	5,339,440	2,872,193
Deferred income taxes	501,319	504,552
Other long-term liabilities	300,132	238,682
Liabilities of discontinued operations	—	8,791
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 130,876,452 and 128,371,104 shares issued and outstanding, with a par value of $0.01 per share	1,309	1,284
Additional paid-in capital	38,396	624,475
Retained earnings	34,898	1,229,427
Accumulated other comprehensive loss	(63,784)	(45,787)

Total stockholders’ equity	10,819	1,809,399

Total	$7,140,974	$6,770,173

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net sales	$3,116,796	$2,517,792	$8,590,190	$7,504,717
Cost of sales	2,457,473	1,823,786	6,555,543	5,475,518

Gross profit	659,323	694,006	2,034,647	2,029,199
Operating costs and expenses:
Selling and distribution	430,816	416,835	1,275,026	1,231,341
General and administrative	103,098	101,414	312,911	302,434
Amortization of intangibles	2,287	1,540	6,223	4,469
Facility closing and reorganization costs	19,469	5,471	27,702	12,823
Other operating loss	347	—	1,689	—

Total operating costs and expenses	556,017	525,260	1,623,551	1,551,067

Operating income	103,306	168,746	411,096	478,132
Other (income) expense:
Interest expense	89,657	48,031	244,384	144,335
Other (income) expense, net	612	(60)	5,458	(46)

Total other expense	90,269	47,971	249,842	144,289

Income from continuing operations before income taxes	13,037	120,775	161,254	333,843
Income taxes	6,520	46,277	63,357	129,856

Income from continuing operations	6,517	74,498	97,897	203,987
Income (loss) from discontinued operations, net of tax	(35)	(3,705)	821	(51,534)

Net income	$6,482	$70,793	$98,718	$152,453

Average common shares:
Basic	130,671,408	133,739,115	129,866,142	134,643,557
Diluted	137,669,254	139,159,658	137,068,051	140,500,663
Basic earnings per common share:
Income from continuing operations	$0.05	$0.56	$0.75	$1.51
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.38)

Net income	$0.05	$0.53	$0.76	$1.13

Diluted earnings per common share:
Income from continuing operations	$0.05	$0.54	$0.71	$1.45
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.36)

Net income	$0.05	$0.51	$0.72	$1.09

Cash dividend paid	$—	$—	$15.00	$—

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399
Issuance of common stock	2,505,348	25	42,256	—	—	42,281
Share-based compensation expense	—	—	27,188	—	—	27,188
Special cash dividend			(655,218)	(1,287,520)		(1,942,738)
Net income	—	—	—	98,718	—	98,718	$98,718
Other comprehensive income (Note 8):
Change in fair value of derivative instruments, net of tax	—	—	—	—	(11,149)	(11,149)	(11,149)
Amounts reclassified to income statement related to hedging activities, net of tax	—	—	—	—	(7,459)	(7,459)	(7,459)
Cumulative translation adjustment					611	611	611

Adoption of FIN 48	—	—	(305)	(5,727)	—	(6,032)

Comprehensive income							$80,721

Balance, September 30, 2007	130,876,452	$1,309	$38,396	$34,898	$(63,784)	$10,819

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2007	2006

Cash flows from operating activities:
Net income	$98,718	$152,453
(Income) loss from discontinued operations	(821)	51,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,185	169,029
Share-based compensation expense	27,188	28,554
Loss on disposition of assets	1,343	1,904
Write-down of impaired assets	6,318	4,034
Loss on divestiture of operations	1,688	—
Write-off of financing costs	13,545	—
Deferred income taxes	4,897	61,802
Other	1,075	949
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(136,329)	65,095
Inventories	(55,828)	(19,838)
Prepaid expenses and other assets	13,349	9,356
Accounts payable and accrued expenses	121,168	(102,232)
Income taxes payable	(49,807)	4,312

Net cash provided by continuing operations	220,689	426,952
Net cash used in discontinued operations	—	(900)

Net cash provided by operating activities	220,689	426,052
Cash flows from investing activities:
Payments for property, plant and equipment	(165,192)	(174,913)
Payments for acquisitions and investments, net of cash received	(131,689)	(16,819)
Net proceeds from divestitures	12,169	96,280
Proceeds from sale of fixed assets	11,831	5,619

Net cash used in continuing operations	(272,881)	(89,833)
Net cash used in discontinued operations	—	(14,696)

Net cash used in investing activities	(272,881)	(104,529)
Cash flows from financing activities:
Proceeds from issuance of debt	2,337,700	498,020
Repayment of debt	(339,904)	(729,381)
Payment of financing costs	(31,281)	(6,889)
Issuance of common stock	27,752	28,049
Payment of special cash dividend	(1,942,738)	—
Tax savings on share-based compensation	14,529	31,211
Redemption of common stock	—	(135,679)

Net cash provided by (used in) continuing operations	66,058	(314,669)
Net cash provided by discontinued operations	—	11,760

Net cash provided by (used in) financing activities	66,058	(302,909)

Increase in cash and cash equivalents	13,866	18,614
Cash and cash equivalents, beginning of period	31,140	24,456

Cash and cash equivalents, end of period	$45,006	$43,070

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended September 30, 2007 and 2006
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2007 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our 2006 Consolidated Financial Statements contained in our Annual Report on Form 10-K (filed with the Securities and Exchange Commission on March 1, 2007).

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

The amount of unrecognized tax benefits at September 30, 2007 recorded in other long-term liabilities is $45.5 million, of which $20.8 million would impact our effective tax rate and $3.4 million would reduce goodwill if recognized. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

Consistent with periods prior to the adoption of FIN 48, we recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. As of September 30, 2007, we have accrued $7.0 million for the payment of tax-related interest.

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

Acquisitions

Friendship Dairies — On March 13, 2007, our Dairy Group completed the acquisition of Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction expanded our cultured dairy product capabilities and added a strong regional brand. We paid approximately $130 million, including transaction costs, for the purchase of Friendship Dairies and funded the purchase price with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price to the fair values of Friendship Dairies’ assets and liabilities. The pro forma impact of this acquisition on consolidated net earnings would not have materially changed reported net earnings.

Divestiture

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado, for cash proceeds of approximately $2.0 million. We recorded a pre-tax loss of $1.7 million on the sale. Such loss is included within other operating loss. The historical sales and contribution margin of these operations were not material. This sale allows us to continue to focus on our core brands.

Discontinued Operations

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. On September 14, 2006, we completed the sale of our operations in Spain. In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for $11.4 million subject to regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007, resulting in a gain of $617,000. Our financial statements have been reclassified to give effect to our Iberian operations as discontinued operations.

Major classes of assets and liabilities of our Iberian operations included in Assets and Liabilities of Discontinued Operations were as follows:

December 31,
2006
(In thousands)

Current assets	$14,255
Non-current assets	5,725
Current liabilities	8,791

3.	Inventories

Inventories at December 31, 2006 and September 30, 2007 consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Raw materials and supplies	$185,758	$173,208
Finished goods	232,976	187,546

Total	$418,734	$360,754

4.	Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

		WhiteWave
		Foods
	Dairy Group	Company	Total
	(In thousands)

Balance at December 31, 2006	$2,408,413	$534,726	$2,943,139
Acquisitions (divestitures)(1)(2)	77,250	(625)	76,625
Purchase accounting adjustments	(83)	—	(83)

Balance at September 30, 2007	$2,485,580	$534,101	$3,019,681

(1)	As we continue to evaluate information related to the purchase of Friendship Dairies, we adjusted the fair value of assets and liabilities in the third quarter of 2007, resulting in an increase to trademarks and customer-related intangibles and a corresponding decrease to goodwill.

(2)	Goodwill adjustment of $0.6 million is related to the sale of the tofu business within the WhiteWave segment.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$523,962	$(5,877)	$518,085	$511,294	$(5,877)	$505,417
Intangible assets with finite lives:
Customer-related and other	98,273	(25,695)	72,578	72,789	(21,490)	51,299

Total	$622,235	$(31,572)	$590,663	$584,083	$(27,367)	$556,716

Amortization expense on intangible assets for the three months ended September 30, 2007 and 2006 was $1.2 million and $1.9 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2007 and 2006 was $4.4 million and $5.7 million, respectively.

Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2007	$7.0 million
2008	7.1 million
2009	7.0 million
2010	6.8 million
2011	5.0 million

5.	Long-Term Debt

	September 30, 2007		December 31, 2006
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods debt obligations:
Senior credit facility	$3,930,100	6.72%	$1,757,250	5.99%
Senior notes	498,221	7.00	498,112	7.00

	4,428,321		2,255,362
Subsidiary debt obligations:
Senior notes	324,936	6.625-6.90	572,037	6.625-8.15
Receivables-backed facility	600,000	6.37	512,500	5.68
Capital lease obligations and other	12,849		15,952

	937,785		1,100,489

	5,366,106		3,355,851
Less current portion	(26,666)		(483,658)

Total	$5,339,440		$2,872,193

Senior Credit Facility — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15.00 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a

$1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At September 30, 2007, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, $1.79 billion under the senior secured term loan B, and $639.1 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $165.6 million were issued but undrawn. At September 30, 2007, approximately $695.3 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the senior credit facility.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B will amortize 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion revolving credit facility until maturity on April 2, 2012. The senior credit facility also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

The senior credit facility contains various financial and other restrictive covenants and requires that we comply with certain financial ratios, including a maximum leverage ratio and a minimum interest coverage ratio.

Our senior credit facility permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

The senior credit facility contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any default triggers based on our credit rating.

Interest on the outstanding balances under the senior credit facility is payable, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our senior credit facility) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 75 basis points while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points.

In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the revolving credit facility that ranges from 12.5 to 37.5 basis points, depending on our Leverage Ratio (as defined in our senior credit facility).

The completion of the new senior credit facility resulted in the write-off of $13.5 million of financing costs in the second quarter of 2007.

Dean Foods Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at September 30, 2007 was $498.2 million.

Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. The outstanding notes carry the following interest rates and maturities:

•	$194.8 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$130.1 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. On August 1, 2007, our $250 million note matured and was paid according to its terms.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. This facility was amended and restated on April 2, 2007, which extended the facility termination date from November 15, 2009 to March 30, 2010. During the first nine months of 2007, we made net borrowings of $87.5 million on this facility. This facility was fully drawn at September 30, 2007. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 6.37% at September 30, 2007. Our ability to re-borrow under this facility is subject to a borrowing base formula.

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

The following table summarizes our various interest rate agreements at September 30, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%(1)	March 2008-March 2012	2,950

(1)	The notional amount of the swap will decline to $1.25 billion over its term.

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the nine months ended September 30, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in accumulated other comprehensive income related to these swaps will be recognized over the originally forecasted period.

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

As of September 30, 2007 and December 31, 2006, our derivative asset (liability) balances were:

	September 30,	December 31,
	2007	2006
	(In thousands)

Current derivative asset	$2,278	$6,525
Long-term derivative asset	3,341	8,322

Total derivative asset	$5,619	$14,847

Current derivative liability	$(5,213)	$—
Long-term derivative liability	(15,200)	—

Total derivative liability	$(20,413)	$—

Hedge ineffectiveness for the three and nine months ended September 30, 2007 was not material. Interest income (net of taxes) of $3.0 million and $7.5 million was reclassified to interest expense from other comprehensive income during the three and nine months ended September 30, 2007, respectively. We estimate that $1.9 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will increase the interest expense recorded on our variable rate debt.

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

	Condensed Consolidating Balance Sheet as of September 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,435	$34,259	$3,312	$—	$45,006
Receivables, net	310	(6,935)	949,297	—	942,672
Income tax receivable	31,683	3,778	—	—	35,461
Inventories	—	418,734	—	—	418,734
Intercompany receivables	1,016,927	3,779,140	300,639	(5,096,706)	—
Other current assets	124,421	77,323	10	—	201,754

Total current assets	1,180,776	4,306,299	1,253,258	(5,096,706)	1,643,627
Property, plant and equipment, net	212	1,770,285	17,693	—	1,788,190
Goodwill	—	3,019,681	—	—	3,019,681
Identifiable intangible and other assets	73,188	615,229	1,059	—	689,476
Investment in subsidiaries	6,953,912	—	—	(6,953,912)	—

Total	$8,208,088	$9,711,494	$1,272,010	$(12,050,618)	$7,140,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$72,461	$889,591	$546	$—	$962,598
Other current liabilities	(372)	321	51	—	—
Intercompany notes	3,184,496	1,319,176	593,034	(5,096,706)	—
Current portion of long-term debt	18,000	8,666	—	—	26,666

Total current liabilities	3,274,585	2,217,754	593,631	(5,096,706)	989,264
Long-term debt	4,410,321	329,119	600,000	—	5,339,440
Other long-term liabilities	512,363	289,088	—	—	801,451
Liabilities of discontinued operations	—	—	—	—	—
Total stockholders’ equity	10,819	6,875,533	78,379	(6,953,912)	10,819

Total	$8,208,088	$9,711,494	$1,272,010	$(12,050,618)	$7,140,974

	Condensed Consolidating Balance Sheet as of December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$579	$26,254	$4,307	$—	$31,140
Receivables, net	301	32,720	766,017	—	799,038
Inventories	—	360,754	—	—	360,754
Intercompany receivables	126,707	2,702,858	309,747	(3,139,312)	—
Other current assets	105,882	82,456	20	—	188,358

Total current assets	233,469	3,205,042	1,080,091	(3,139,312)	1,379,290
Property, plant and equipment, net	608	1,767,734	18,565	—	1,786,907
Goodwill	—	2,943,048	91	—	2,943,139
Identifiable intangible and other assets	54,410	586,443	4	—	640,857
Investment in subsidiaries	6,507,028	—	—	(6,507,028)	—
Assets of discontinued operations	—	—	19,980	—	19,980

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,077	$782,507	$538	$—	$822,122
Other current liabilities	28,347	2,295	134	—	30,776
Intercompany notes	2,194,952	437,725	506,635	(3,139,312)	—
Current portion of long-term debt	225,000	258,658	—	—	483,658

Total current liabilities	2,487,376	1,481,185	507,307	(3,139,312)	1,336,556
Long-term debt	2,030,362	329,331	512,500	—	2,872,193
Other long-term liabilities	468,378	274,856	—	—	743,234
Liabilities of discontinued operations	—	—	8,791	—	8,791
Total stockholders’ equity	1,809,399	6,416,895	90,133	(6,507,028)	1,809,399

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$3,113,479	$3,317	$—	$3,116,796
Cost of sales	—	2,454,757	2,716	—	2,457,473

Gross profit	—	658,722	601	—	659,323
Selling and distribution	—	430,627	189	—	430,816
General, administrative and other	1,066	103,379	940	—	105,385
Facility closing, reorganization and other costs	346	19,470	—	—	19,816
Interest (income) expense	74,559	14,870	228	—	89,657
Other (income) expense, net	750	488	(626)	—	612
Income from subsidiaries	(89,758)	—	—	89,758	—

Income (loss) from continuing operations before income taxes	13,037	89,888	(130)	(89,758)	13,037
Income taxes	6,520	35,343	(55)	(35,288)	6,520

Income (loss) from continuing operations	6,517	54,545	(75)	(54,470)	6,517
Loss from discontinued operations, net of tax	—	—	(35)	—	(35)

Net income (loss)	$6,517	$54,545	$(110)	$(54,470)	$6,482

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,514,021	$3,771	$—	$2,517,792
Cost of sales	—	1,820,548	3,238	—	1,823,786

Gross profit	—	693,473	533	—	694,006
Selling and distribution	—	416,649	186	—	416,835
General, administrative and other	1,359	100,658	937	—	102,954
Facility closing, reorganization and other costs	—	5,471	—	—	5,471
Interest (income) expense	29,367	18,353	311	—	48,031
Other (income) expense, net	—	393	(453)	—	(60)
Income from subsidiaries	(151,501)	—	—	151,501	—

Income (loss) from continuing operations before income taxes	120,775	151,949	(448)	(151,501)	120,775
Income taxes	46,277	57,988	(175)	(57,813)	46,277

Income (loss) from continuing operations	74,498	93,961	(273)	(93,688)	74,498
Loss from discontinued operations, net of tax	—	(3,591)	(114)	—	(3,705)

Net income (loss)	$74,498	$90,370	$(387)	$(93,688)	$70,793

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$8,584,060	$6,130	$—	$8,590,190
Cost of sales	—	6,550,700	4,843	—	6,555,543

Gross profit	—	2,033,360	1,287	—	2,034,647
Selling and distribution	—	1,274,558	468	—	1,275,026
General, administrative and other	3,926	312,462	2,746	—	319,134
Facility closing, reorganization and other costs	464	28,927	—	—	29,391
Interest (income) expense	192,341	51,612	431	—	244,384
Other (income) expense, net	5,645	774	(961)	—	5,458
Income from subsidiaries	(363,630)	—	—	363,630	—

Income (loss) from continuing operations before income taxes	161,254	365,027	(1,397)	(363,630)	161,254
Income taxes	63,357	139,771	(531)	(139,240)	63,357

Income (loss) from continuing operations	97,897	225,256	(866)	(224,390)	97,897
Income from discontinued operations, net of tax	—	—	821	—	821

Net income (loss)	$97,897	$225,256	$(45)	$(224,390)	$98,718

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$7,497,904	$6,813	$—	$7,504,717
Cost of sales	—	5,469,899	5,619	—	5,475,518

Gross profit	—	2,028,005	1,194	—	2,029,199
Selling and distribution	—	1,230,846	495	—	1,231,341
General, administrative and other	3,738	301,764	1,401	—	306,903
Facility closing, reorganization and other costs	—	12,823	—	—	12,823
Interest (income) expense	89,029	55,731	(425)	—	144,335
Other (income) expense, net	(10)	(321)	285	—	(46)
Income from subsidiaries	(426,600)	—	—	426,600	—

Income (loss) from continuing operations before income taxes	333,843	427,162	(562)	(426,600)	333,843
Income taxes	129,856	164,486	(235)	(164,251)	129,856

Income (loss) from continuing operations	203,987	262,676	(327)	(262,349)	203,987
Loss from discontinued operations, net of tax	—	(3,817)	(47,717)	—	(51,534)

Net income (loss)	$203,987	$258,859	$(48,044)	$(262,349)	$152,453

	Condensed Consolidating Statement of Cash Flows
	for the Nine Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(136,388)	$540,190	$(183,113)	$220,689
Additions to property, plant and equipment	(521)	(164,410)	(261)	(165,192)
Payments for acquisitions and investments, net of cash received	(131,689)	—	—	(131,689)
Net proceeds from divestitures	12,169	—	—	12,169
Proceeds from sale of fixed assets	—	11,831	—	11,831

Net cash used in investing activities	(120,041)	(152,579)	(261)	(272,881)
Proceeds from issuance of debt	2,238,100	—	99,600	2,337,700
Repayment of debt	(65,250)	(262,554)	(12,100)	(339,904)
Payment of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock, net of expenses	27,752	—	—	27,752
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	14,529	—	—	14,529

Net cash provided by (used in) financing activities	241,112	(262,554)	87,500	66,058
Net change in intercompany balances	22,173	(117,052)	94,879	—

Increase (decrease) in cash and cash equivalents	6,856	8,005	(995)	13,866
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$7,435	$34,259	$3,312	$45,006

	Condensed Consolidating Statements of Cash Flows
	for the Nine Months Ended September 30, 2006
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(155,174)	$531,773	$49,453	$426,052
Additions to property, plant and equipment	(2,065)	(168,768)	(4,080)	(174,913)
Payments for acquisitions and investments, net of cash received	(16,819)	—	—	(16,819)
Net proceeds from divestitures	96,280	—	—	96,280
Proceeds from sale of fixed assets	—	5,619	—	5,619
Other	—	—	(14,696)	(14,696)

Net cash provided by (used in) investing activities	77,396	(163,149)	(18,776)	(104,529)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(645,900)	(11,670)	(71,811)	(729,381)
Payment of financing costs	(6,889)	—	—	(6,889)
Issuance of common stock, net of expenses	28,049	—	—	28,049
Tax savings on share-based compensation	31,211	—	—	31,211
Redemption of common stock	(135,679)	—	—	(135,679)
Other	—	—	11,760	11,760

Net cash used in financing activities	(231,188)	(11,670)	(60,051)	(302,909)
Net change in intercompany balances	309,228	(337,110)	27,882	—

Increase (decrease) in cash and cash equivalents	262	19,844	(1,492)	18,614
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$511	$38,521	$4,038	$43,070

6.	Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first nine months of 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Options outstanding at December 31, 2006	15,322,398	$23.09
Options granted(1)	3,261,163	30.27
Adjustment to options granted prior to December 31, 2006 and outstanding at the time of the special cash dividend(1)	6,707,790	15.89
Options canceled or forfeited(2)	(243,180)	25.92
Options exercised	(1,908,538)	15.59

Options outstanding at September 30, 2007	23,139,633	17.98	5.75	$191,389,322

Options exercisable at September 30, 2007	16,895,049	14.65	4.69	185,640,301

(1)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

(2)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the three months ended September 30, 2007 and 2006, we recognized stock option expense of $5.8 million and $5.7 million, respectively. During the nine months ended September 30, 2007 and 2006, we recognized stock option expense of $17.3 million and $16.7 million, respectively.

Stock Units — The following table summarizes stock unit activity during the first nine months of 2007:

	Employees	Directors	Total

Stock units outstanding at December 31, 2006	774,261	69,676	843,937
Stock units issued	469,564	22,950	492,514
Adjustment to stock units outstanding at the time of the special cash dividend(1)	471,691	32,708	504,399
Shares issued upon vesting of stock units	(523,130)	(46,471)	(569,601)
Stock units cancelled or forfeited(2)	(112,573)	—	(112,573)

Stock units outstanding at September 30, 2007	1,079,813	78,863	1,158,676

Weighted average outstanding grant date fair value	$28.43	$24.40	$28.21

(1)	Stock units outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the special cash dividend.

(2)	Pursuant to the terms of our stock unit plans, stock units that are canceled or forfeited become available for future grants.

During the three months ended September 30, 2007 and 2006, we recognized stock unit expense of $2.3 million and $2.5 million, respectively. During the nine months ended September 30, 2007 and 2006, we recognized stock unit expense of $9.8 million and $11.7 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$6,517	$74,498	$97,897	$203,987
Denominator:
Average common shares	130,671,408	133,739,115	129,866,142	134,643,557

Basic EPS from continuing operations	$0.05	$0.56	$0.75	$1.51

Diluted EPS computation:
Numerator:
Income from continuing operations	$6,517	$74,498	$97,897	$203,987
Denominator:
Average common shares — basic	130,671,408	133,739,115	129,866,142	134,643,557
Stock option conversion(1)	6,817,287	5,219,835	6,769,919	5,503,163
Stock units	180,559	200,708	431,990	353,943

Average common shares — diluted	137,669,254	139,159,658	137,068,051	140,500,663

Diluted EPS from continuing operations	$0.05	$0.54	$0.71	$1.45

(1)	Stock option conversion excludes anti-dilutive shares of 3,478,484 and 2,579,211 at September 30, 2007 and 2006, respectively.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below.

	Pre-Tax	Tax Benefit	Net
	Income (Loss)	(Expense)	Amount
	(In thousands)

Accumulated other comprehensive income (loss), December 31, 2006	$(75,156)	$29,369	$(45,787)
Cumulative translation adjustment arising during period	611	—	611
Net change in fair value of derivative instruments	(17,509)	6,360	(11,149)
Amounts reclassified to income statement related to derivatives	(12,289)	4,830	(7,459)

Accumulated other comprehensive income (loss), September 30, 2007	$(104,343)	$40,559	$(63,784)

9.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$675	$633	$2,026	$1,898
Interest cost	4,246	4,143	12,738	12,428
Expected return on plan assets	(4,681)	(3,946)	(14,043)	(11,837)
Amortizations:
Unrecognized transition obligation	28	28	84	83
Prior service cost	211	213	632	638
Unrecognized net loss	719	861	2,157	2,583
Effect of settlement	—	88	—	263

Net periodic benefit cost	$1,198	$2,020	$3,594	$6,056

Postretirement Benefits — Certain of our subsidiaries provide healthcare benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)

Components of net period cost:
Service cost	$357	$265	$1,072	$796
Interest cost	412	375	1,235	1,125
Amortizations:
Prior service cost	(17)	(17)	(51)	(51)
Unrecognized net loss	266	239	798	718

Net periodic benefit cost	$1,018	$862	$3,054	$2,588

10.	Facility Closing And Reorganization Costs

In late 2006, we began a multi-year initiative to streamline and leverage our Dairy Group operations. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building, and product innovation. These initiatives will require investments in people, systems, tools, and facilities. As a direct result of these initiatives, over the next several years, we will incur facility closing and reorganization costs including:

•	One-time termination benefits to employees;

•	Write-down of operating assets prior to the end of their respective economic useful lives;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

We recorded total net facility closing and reorganization costs of $19.5 million and $5.5 million during the three months ended September 30, 2007 and 2006, respectively, and $27.7 million and $12.8 million during the nine months ended September 30, 2007 and 2006, respectively. The charges, by initiative, are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)

Closure of facilities(1)	$2,718	$4,840	$7,324	$9,739
Workforce reductions within the Dairy Group segment resulting from:
Realignment of finance and transaction processing activities(2)	2,483	200	3,845	200
Management realignment(3)	8,268	—	10,533	—
Broad-based reduction of facility and distribution personnel(4)	6,000	—	6,000	—
Other(5)	—	431	—	2,884

Total	$19,469	$5,471	$27,702	$12,823

(1)	Charges primarily relate to the closure of the Dairy Group segment facilities in Akron, Ohio; Madison, Wisconsin; Detroit Michigan; and Union, New Jersey. We expect to incur additional charges related to these facility closures of $5.1 million, of which $45,000 is one-time severance benefits and the remainder is shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future. We consider several factors when evaluating a potential facility closure, including among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure, and the impact on future investment decisions. Some facilities closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditures dollars in our production facilities and better serve our customers.

(2)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $4.4 million of workforce reduction costs since the inception of this initiative and anticipate incurring $5.6 million of additional costs through the end of 2008 related to activities currently being transitioned to the regional facilities. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(3)	In 2007, we began realigning management positions within the Dairy Group to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the Dairy Group. These positions will not be replaced. Since the inception of this initiative, we have incurred $10.5 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on shared-based compensation.

(4)	In 2007, we approved a plan to reduce the Dairy Group’s manufacturing and distribution workforce by approximately 600-700 positions. The decision to reduce employment is part of our multi-year productivity initiative to increase efficiency and capability of the Dairy Group operations. A charge of $6.0 million was recognized in the third quarter related to the elimination of these positions. We anticipate recognizing an additional charge of $2.3 million in the fourth quarter as we complete this reduction of workforce program.

(5)	Charges related primarily to the reorganization within the WhiteWave Foods Company segment and the consolidation of certain activities within the Dairy Group.

Activity for the first nine months of 2007 for all initiatives is summarized below:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2006	Charges	Payments	2007
	(In thousands)

Cash charges:
Workforce reduction costs	$4,322	$17,543	$(6,144)	$15,721
Shutdown costs	16	2,177	(2,182)	11
Lease obligations after shutdown	1,313	348	(1,007)	654
Other	216	1,903	(1,993)	126

Subtotal	$5,867	21,971	$(11,326)	$16,512

Noncash charges:
Acceleration of non-vested share-based compensation		3,369
Write-down of assets(1)		2,362

Total charges		$27,702

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2007 was $11.2 million. We are marketing these properties for sale.

11.	Commitments and Contingencies

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

We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In general, we expect to utilize all quantities under the purchase commitments in the normal course of business. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below. However, we are parties from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations contained in this third complaint are similar to those in the first and second complaints except that the new suit added a claim that defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Two additional class actions were filed on August 27, 2007 and October 3, 2007 in United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints.

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

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate.” Therefore, the measure of segment profit or loss presented below is before such items. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements contained in our 2006 Annual Report on Form 10-K.

Due to changes in the Company’s business strategy, primary responsibility for the Hershey relationship was moved into the Dairy Group in the first quarter of 2007. In addition, we aligned the results related to the sales of certain foodservice products between segments. In order to present results on a comparable basis, segment results for 2006 have been adjusted to reflect the way management evaluates performance related to the Hershey relationship, as well as certain foodservice relationships. These changes had no impact on consolidated operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
	(In thousands)

Net sales to external customers:
Dairy Group	$2,780,948	$2,209,411	$7,606,088	$6,593,129
WhiteWave Foods Company	335,848	308,381	984,102	911,588

Total	$3,116,796	$2,517,792	$8,590,190	$7,504,717

Intersegment sales:
Dairy Group	$9,926	$3,168	$19,629	$9,841
WhiteWave Foods Company	26,467	23,627	74,874	69,658

Total	$36,393	$26,795	$94,503	$79,499

Operating income:
Dairy Group	$137,317	$173,748	$473,625	$511,547
WhiteWave Foods Company	22,288	35,389	81,786	86,891
Corporate	(36,483)	(34,920)	(114,924)	(107,483)

Segment operating income	123,122	174,217	440,487	490,955
Facility closing, reorganization and other costs	(19,816)	(5,471)	(29,391)	(12,823)

Total	$103,306	$168,746	$411,096	$478,132

	September 30,	December 31,
	2007	2006
	(In thousands)

Assets:
Dairy Group	$5,459,188	$5,141,662
WhiteWave Foods Company	1,362,878	1,372,946
Corporate	318,908	235,585
Discontinued operations	—	19,980

Total	$7,140,974	$6,770,173

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our WhiteWave Foods Company and Dairy Group segments each had a single customer that represented greater than 10% of its net sales in the first nine months of 2007 and 2006. Approximately 17.8% and 17.6% of our consolidated net sales in the first nine months of 2007 and 2006, respectively, were to this same customer.

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

Dairy Group — Our Dairy Group segment is our largest segment, with approximately 89% of our consolidated sales in the nine months ended September 30, 2007. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, such as milk, cream, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, schools and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system and we believe that we have one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

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

Recent Developments

Developments Since January 1, 2007

Current Dairy Environment — Rapidly increasing and record high dairy commodity costs have created a challenging operating environment during the first nine months of 2007. During the third quarter of 2007, dairy commodity costs rose sharply, hitting all time highs. As a result of this extreme commodity environment, we face unprecedented cost challenges in our Dairy Group operations. As a consequence of higher raw milk costs, we have seen a related increase in shrink costs and reduced profits from excess cream sales. At the same time, sales volumes in the Dairy Group have softened as consumers react to the higher retail prices. We are also seeing a shift from our branded fluid milk products to private label products resulting in reduced gross profit. In our White Wave segment, results continue to be negatively impacted by the oversupply of organic milk.

Credit Facility and Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15.00 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The completion of the new senior credit facility resulted in the write-off of $13.5 million of financing costs in the second quarter of 2007. In addition, we entered into an amendment and restatement of our receivables facility that extended the facility termination date from November 15, 2009 to March 30, 2010. See Note 5 to our Condensed Consolidated Financial Statements for more information.

Dairy Group Settlement — In the first quarter of 2007, we entered into a settlement agreement with a customer to exit a supply agreement. In connection with the settlement, we evaluated the realization of certain customer-related intangible assets for potential impairment. The gain from the settlement of $7.2 million, net of an impairment charge, was recognized in the first quarter. As the exiting of the supply agreement impacts anticipated product volumes, the gain is being offset by reduced operating income in the balance of the year.

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

Facility Closing and Reorganization Activities

In late 2006, we began a multi-year initiative to streamline and leverage our Dairy Group operations. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support and decision-making infrastructure, supply chain, selling organization, brand building, and product innovation. These initiatives will require investments in people, systems, tools, and facilities. As a direct result of these initiatives, over the next several years we will incur facility closing and reorganization costs including:

•	One-time termination benefits to employees;

•	Write-down of operating assets prior to the end of their respective economic useful lives;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

We recorded a total of $27.7 million in facility closing and reorganization costs during the first nine months of 2007.

See Note 10 to our Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Management Changes

On November 5, 2007, Gregg A. Tanner joined Dean Foods as Executive Vice President and Chief Supply Chain Officer. Mr. Tanner will report directly to Gregg Engles, our Chairman and CEO.

On August 29, 2007, we announced that Alan Bernon will no longer serve as President of the Dairy Group. Mr. Bernon has served for ten years as a member of our management team and will continue in his role as a member of our Board of Directors. We do not plan to replace this position. Gregg Engles assumed direct responsibility for leadership of the Dairy Group.

On June 18, 2007, Paul Moskowitz joined Dean Foods as Executive Vice President, Human Resources. Mr. Moskowitz is responsible for leading our Human Resources organization and will report directly to Gregg Engles.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2007		2006		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$3,116.8	100.0%	$2,517.8	100.0%	$8,590.2	100.0%	$7,504.7	100.0%
Cost of sales	2,457.5	78.8	1,823.8	72.4	6,555.6	76.3	5,475.5	73.0

Gross profit	659.3	21.2	694.0	27.6	2,034.6	23.7	2,029.2	27.0
Operating costs and expenses:
Selling and distribution	430.8	13.9	416.8	16.6	1,275.0	14.9	1,231.4	16.4
General and administrative	103.1	3.3	101.4	4.0	312.9	3.6	302.4	4.0
Amortization of intangibles	2.3	0.1	1.6	0.1	6.2	0.1	4.5	—
Facility closing, reorganization and other costs	19.8	0.6	5.5	0.2	29.4	0.3	12.8	0.2

Total operating costs and expenses	556.0	17.9	525.3	20.9	1,623.5	18.9	1,551.1	20.6

Total operating income	$103.3	3.3%	$168.7	6.7%	$411.1	4.8%	$478.1	6.4%

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased $599.0 million to $3.12 billion during the third quarter of 2007 from $2.52 billion in the third quarter of 2006. Net sales by segment are shown in the table below.

	Quarter Ended September 30
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$2,781.0	$2,209.4	$571.6	25.9%
WhiteWave Foods Company	335.8	308.4	27.4	8.9%

Total	$3,116.8	$2,517.8	$599.0	23.8%

The change in net sales was due to the following:

	Quarter Ended September 30, 2007
	vs Quarter Ended September 30, 2006
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
		(Dollars in millions)

Dairy Group	$28.7	$542.9	$571.6
WhiteWave Foods Company	—	27.4	27.4

Total	$28.7	$570.3	$599.0

The change in net sales resulted from the pass-through of higher overall dairy commodity costs in the Dairy Group, as well as continued sales growth at WhiteWave Foods, partly offset by lower volumes in the Dairy Group as consumers reacted to higher retail prices. In addition, Horizon Organic pricing was negatively impacted by the current oversupply of organic raw milk.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales increased to 78.8% in the third quarter of 2007 compared to 72.4% in the third quarter of 2006 primarily due to higher raw milk costs in our Dairy Group segment in the third quarter of 2007.

Operating Costs and Expenses — Our operating expenses increased $30.7 million during the third quarter of 2007 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 17.9% in the third quarter of 2007 compared to 20.9% during the third quarter of 2006. Operating expenses increased primarily due to an increase in facility closing, reorganization and other costs of $14.3 million. In addition, distribution costs increased by $13.1 million resulting from higher storage costs and supplies, as well as the acquisition of Friendship Dairies. General and administrative expenses increased $1.7 million as reductions in incentive compensation were more than offset by higher salaries and benefits and professional services. See “— Results by Segment” for more information.

Operating Income — Operating income during the third quarter of 2007 was $103.3 million, a decrease of $65.4 million from the third quarter of 2006 operating income of $168.7 million. Our operating margin in the third quarter of 2007 was 3.3% compared to 6.7% in the third quarter of 2006.

Other (Income) Expense — Total other expense increased to $90.3 million in the third quarter of 2007 compared to $48.0 million in the third quarter of 2006. Interest expense increased to $89.7 million in the third quarter of 2007 from $48.0 million in the third quarter of 2006 primarily due to higher average debt balances and higher interest rates.

Income Taxes — Income tax expense was recorded at an effective rate of 50% in the third quarter of 2007 compared to 38.3% in the third quarter of 2006. During the third quarter of 2007, the reduction in income before taxes increased the unfavorable effect that non-deductible, permanent items had on our estimated annual effective tax rate. We anticipate that our effective tax rate for the full year 2007 will be approximately 39.5%.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Quarter Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,781.0	100.0%	$2,209.4	100.0%
Cost of sales	2,228.9	80.2	1,623.0	73.5

Gross profit	552.1	19.8	586.4	26.5
Operating costs and expenses	414.8	14.9	412.7	18.7

Total segment operating income	$137.3	4.9%	$173.7	7.8%

The Dairy Group’s net sales increased $571.6 million, or 25.9% in the third quarter of 2007 versus the third quarter of 2006. The change in net sales from the third quarter of 2006 to the third quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$2,209.4
Acquisitions	28.7	1.3%
Volume	(54.3)	(2.5)
Pricing and product mix	597.2	27.1

2007 Net sales	$2,781.0	25.9%

In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk and other raw materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat-based products because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. During the third quarter, we experienced a decline in volume that we believe can be attributed to the retail price of our products. We are also seeing a shift from our branded fluid milk products to private label products, resulting in reduced gross profit.

A common industry measure for evaluating changes in fluid dairy raw material costs is the blended Class I price, assuming 3.5% butterfat, often referred to as the Class I “mover.” The following table sets forth the average monthly component prices of the Class I mover and average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2007 compared to the third quarter of 2006:

	Quarter Ended September 30*
	2007	2006	% Change

Class I mover(1)(3)	$21.53	$11.05	95%
Class I raw skim milk mover(1)(3)	16.37	6.95	136
Class I butterfat mover(2)(3)	1.64	1.24	32
Class II raw skim milk minimum(1)(4)	17.07	6.86	149
Class II butterfat minimum(2)(4)	1.58	1.32	20

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus

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

The Dairy Group’s cost of sales as a percentage of net sales increased to 80.2% in the third quarter of 2007 compared to 73.5% in the third quarter of 2006, due to the increase in raw milk and other related costs, such as shrink costs and lower cream sales profitability. These increases were partially offset by lower salaries, benefits, utilities and supplies.

The Dairy Group’s operating expenses increased $2.1 million to $414.8 million during the third quarter of 2007 compared to $412.7 million in the third quarter of 2006, primarily due to a $6.6 million increase in distribution costs, as well as increases in bad debt expense and commissions partly offset by a decrease in advertising, incentive compensation and professional fees.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Quarter Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$335.8	100.0%	$308.4	100.0%
Cost of sales	228.2	68.0	200.5	65.0

Gross profit	107.6	32.0	107.9	35.0
Operating costs and expenses	85.3	25.4	72.5	23.5

Total segment operating income	$22.3	6.6%	$35.4	11.5%

WhiteWave Foods Company’s net sales increased $27.4 million, or 8.9% in the third quarter of 2007 versus the third quarter of 2006. The change in net sales from the third quarter of 2006 to the third quarter of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$308.4
Volume	29.4	9.5%
Pricing and product mix	(2.0)	(0.6)

2007 Net sales	$335.8	8.9%

The increase in net sales was principally driven by higher volumes. Higher pricing in the majority of our core brands was more than offset by declines in pricing in our Horizon Organic business.

In the Horizon Organic business, we are experiencing increasing competitive pressure from branded and private label participants as the industry is currently in an oversupply situation. This supply-demand imbalance in the organic milk market has resulted in discounting and aggressive distribution expansions as processors attempt to sell through their organic milk. We have responded similarly with increased investment in our Horizon brand resulting in lower price realization and lower profitability in the third quarter of 2007.

Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 68.0% in the third quarter of 2007 from 65.0% in the third quarter of 2006. Cost of sales dollars increased $27.7 million primarily due to higher sales volumes and higher commodity costs, principally organic and conventional milk.

Our operating expenses increased $12.8 million in the third quarter of 2007 compared to the same period in the prior year primarily driven by higher distribution and storage costs, increased marketing spending and higher general and administrative expenses, including higher amortization related to our SAP operating software installed in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased $1.09 billion to $8.59 billion during the first nine months of 2007 from $7.50 billion in the first nine months of 2006. Net sales by segment are shown in the table below.

	Nine Months Ended September 30
			$ Increase/	% Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$7,606.1	$6,593.1	$1,013.0	15.4%
WhiteWave Foods Company	984.1	911.6	72.5	8.0

Total	$8,590.2	$7,504.7	$1,085.5	14.5

The change in net sales was due to the following:

	Nine Months Ended September 30, 2007
	vs Nine Months Ended September 30, 2006
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

Dairy Group	$68.5	$944.5	$1,013.0
WhiteWave Foods Company	—	72.5	72.5

Total	$68.5	$1,017.0	$1,085.5

The change in net sales resulted from the pass-through of higher overall dairy commodity costs in the Dairy Group, as well as continued sales growth at WhiteWave Foods, partly offset by lower volumes in the Dairy Group as consumers reacted to higher retail prices. In addition, Horizon Organic pricing was negatively impacted by the current oversupply of organic raw milk.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution facilities. Our cost of sales as a percentage of net sales increased to 76.3% in the first nine months of 2007 compared to 73.0% in the first nine months of 2006 primarily due to higher raw milk costs in our Dairy Group segment in the first nine months of 2007.

Operating Costs and Expenses — Our operating expenses increased $72.4 million during the first nine months of 2007 as compared to the same period in the prior year. Our operating expense as a percentage of net sales was 18.9% in the first nine months of 2007 compared to 20.6% during the first nine months of 2006. Operating expenses increased primarily due to an increase in distribution costs of $44.5 million resulting from higher storage costs, labor and supplies. Facility closing, reorganization and other costs increased $16.6 million due to charges related to the Dairy Group reduction of workforce, the closing of certain Dairy Group facilities, the reorganization of our finance organization and a loss on the sale of our tofu business. See “— Results by Segment” for more information.

Operating Income — Operating income during the first nine months of 2007 was $411.1 million, a decrease of $67.0 million from $478.1 million in the first nine months of 2006. Our operating margin in the first nine months of 2007 was 4.8% compared to 6.4% in the first nine months of 2006.

Other (Income) Expense — Total other expense increased to $249.8 million in the first nine months of 2007 compared to $144.3 million in the first nine months of 2006. Interest expense increased to $244.4 million in the first nine months of 2007 from $144.3 million in the first nine months of 2006 primarily due to higher average debt balances, higher interest rates and the write-off of $13.5 million in financing costs related to the completion of our new senior credit facility. Other expense in 2007 includes $5.7 million of professional fees and other costs related to the special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 39.3% in the first nine months of 2007 compared to 38.9% in the first nine months of 2006. We anticipate that our effective tax rate for the full year 2007 will be approximately 39.5%.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 — Results by Segment

Dairy Group —

The key performance indicators of our Dairy Group are sales volumes, gross profit and operating income.

	Nine Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$7,606.1	100.0%	$6,593.1	100.0%
Cost of sales	5,901.1	77.6	4,879.8	74.0

Gross profit	1,705.0	22.4	1,713.3	26.0
Operating costs and expenses	1,231.4	16.2	1,201.8	18.2

Total segment operating income	$473.6	6.2%	$511.5	7.8%

The Dairy Group’s net sales increased $1.01 billion, or 15.4% in the first nine months of 2007 versus the first nine months of 2006. The change in net sales from the first nine months of 2006 to the first nine months of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$6,593.1
Acquisitions	68.5	1.0%
Volume	(29.4)	(0.4)
Pricing and product mix	973.9	14.8

2007 Net sales	$7,606.1	15.4%

In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk and other raw materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat-based products because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. During the third quarter, we experienced a decline in volume that we believe can be attributed to the retail price of our products. We are also seeing a shift from our branded fluid milk products to private label products, resulting in reduced gross profit. The volume decline in the third quarter more than offset the volume gains through the first six months of 2007.

A common industry measure for evaluating changes in fluid dairy raw material costs is the blended Class I price, assuming 3.5% butterfat, often referred to as the Class I “mover.” The following table sets forth the average monthly component prices of the Class I mover and average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2007 compared to the first nine months of 2006:

	Nine Months Ended September 30*
	2007	2006	% Change

Class I mover(1)(3)	$17.17	$11.71	47%
Class I raw skim milk mover(1)(3)	12.46	7.36	69
Class I butterfat mover(2)(3)	1.47	1.32	11
Class II raw skim milk minimum(1)(4)	12.49	7.30	71
Class II butterfat minimum(2)(4)	1.49	1.31	14

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our Annual Report on Form 10-K for 2006, and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” in this Quarterly Report for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	Prices are per pound.

(3)	We process Class I raw skim milk and butterfat into fluid milk products.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

The Dairy Group’s cost of sales as a percentage of net sales increased to 77.6% in the first nine months of 2007 compared to 74.0% in the first nine months of 2006, due to the increase in raw milk and other related costs such as shrink costs and lower cream sales profitability. These increases were partially offset by lower salaries, benefits, utilities and supplies.

The Dairy Group’s operating expenses increased $29.6 million to $1.23 billion during the first nine months of 2007 compared to $1.20 billion in the first nine months of 2006, primarily due to a $32.5 million increase in distribution costs, including higher labor, storage and supplies. General and administrative expenses decreased $6.8 million primarily due to lower incentive compensation.

WhiteWave Foods Company —

The key performance indicators of WhiteWave Foods Company are sales dollars, gross profit and operating income.

	Nine Months Ended September 30
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$984.1	100.0%	$911.6	100.0%
Cost of sales	653.4	66.4	594.7	65.2

Gross profit	330.7	33.6	316.9	34.8
Operating costs and expenses	248.9	25.3	230.0	25.3

Total segment operating income	$81.8	8.3%	$86.9	9.5%

WhiteWave Foods Company’s net sales increased by $72.5 million, or 8.0% in the first nine months of 2007 versus the first nine months of 2006. The change in net sales from the first nine months of 2006 to the first nine months of 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$911.6
Volume	50.7	5.6%
Pricing and product mix	21.8	2.4

2007 Net sales	$984.1	8.0%

The increase in net sales was driven by a combination of higher volumes and higher pricing. Volumes increased 5.6% driven by growth in our core brands, while pricing increased in response to higher raw material costs and market conditions.

In the Horizon Organic business, we are experiencing increasing competitive pressure from branded and private label participants as the industry is currently in an oversupply situation. This supply-demand imbalance in the organic milk market has resulted in discounting and aggressive distribution expansion as processors attempt to sell through their organic milk. We have responded similarly with increased investment in our Horizon brand resulting in lower price realization and lower profitability in the first nine months of 2007.

Cost of sales as a percentage of net sales for WhiteWave Foods Company increased to 66.4% in the first nine months of 2007 from 65.2% in the first nine months of 2006. Cost of sales dollars increased $58.7 million primarily due to higher sales volumes and higher commodity costs, principally organic and conventional milk.

Our operating expenses increased $18.9 million in the first nine months of 2007 compared to the same period in the prior year primarily driven by higher distribution and storage costs, accompanied by higher general and administrative expenses, including higher amortization related to our SAP operating software installed in 2006.

Liquidity and Capital Resources

As a result of the recapitalization of our balance sheet on April 2, 2007, which is more fully described in Note 5 to our Condensed Consolidated Financial Statements, we entered into a new $4.8 billion senior secured credit facility. This transaction significantly increased our leverage profile and interest expense. Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Significant increases in raw material and other input costs, as well as the oversupply of raw organic milk, have increased our working capital requirements, decreased our operating profitability, and limited our ability in the near term to reduce the borrowings under the senior secured credit facility. Our actual performance levels under the financial covenants could result in an increase to the cost of borrowings outstanding under the senior secured credit facility or limit our ability to incur additional debt.

We currently have a maximum permitted leverage ratio of 6.5 times consolidated funded indebtedness to average consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of September 30, 2007, this leverage ratio was 5.97. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 6.25 as of December 31, 2007. This reduced leverage ratio could increase our cost of borrowing and limit our ability to incur additional debt under our senior secured credit facility. Failure to comply with the leverage ratio could create a default under our senior secured credit facility and under our receivables facility.

Historical Cash Flow

During the first nine months of 2007, we met our working capital needs with cash flow from operations.

Net cash provided by operating activities from continuing operations was $220.7 million for the first nine months of 2007 compared to $426.9 million for the same period in 2006, a decrease of $206.2 million. Net cash provided by operating activities was primarily impacted by lower income from continuing operations of $106.1 million and by lower income taxes payable, which decreased $54.1 million in the first nine months of 2007 compared to the first nine months of the prior year. Higher raw milk prices in 2007 resulted in an increase in accounts receivable and inventory, which was largely offset by increases in related accounts payable and accruals.

Net cash used in investing activities from continuing operations was $272.9 million in the first nine months of 2007 compared to $89.8 million in the first nine months of 2006, an increase of $183.1 million, largely due to the acquisition of Friendship Dairies. In addition, we received net proceeds of $12.2 million for divestitures in the first nine months of 2007 compared to the $96.3 million in the first nine months of 2006, a decrease of $84.1 million.

We borrowed a net amount of $2.0 billion of debt in the first nine months of 2007, substantially all of which was utilized for payment of the special cash dividend on April 2, 2007.

Contractual Obligations as of September 30, 2007

The table below summarizes our obligations for indebtedness and purchase and lease obligations at September 30, 2007. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period
Indebtedness, Purchase &		10/1/07-	10/1/08-	10/1/09-	10/1/10-	10/1/11-
Lease Obligations(1)	Total	9/30/08	9/30/09	9/30/10	9/30/11	9/30/12	Thereafter
	(In millions)

Senior credit facility	$3,930.1	$18.0	$130.5	$243.0	$655.5	$1,182.1	$1,701.0
Dean Foods senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	350.0	—	200.0	—	—	—	150.0
Receivables-backed facility	600.0	—	—	600.0	—	—	—
Capital lease obligations and other	12.8	8.7	0.6	0.6	0.6	0.6	1.7
Purchase obligations(3)	665.8	369.9	149.1	41.1	12.6	12.2	80.9
Operating leases	473.6	108.8	95.4	79.3	63.8	49.5	76.8
Interest payments(4)	1,656.0	297.2	297.2	268.5	249.3	187.3	356.5

Total	$8,188.3	$802.6	$872.8	$1,232.5	$981.8	$1,431.7	$2,866.9

(1)	Excluded from this table are estimated obligations accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the average rates for the three months ended September 30, 2007, and balances in effect at September 30, 2007. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables backed-facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

We expect to contribute approximately $23.2 million to the pension plans and approximately $2.4 million to the postretirement health plans in 2007.

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

Future Capital Requirements

During 2007, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $313 million to $315 million based on current debt levels under our new senior credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts. We expect cash taxes to be approximately $85 million in 2007.

The portion of our long-term debt due within the next 12 months totals $26.7 million. We expect that cash flow from operations together with availability under our senior credit facility will be sufficient to meet our anticipated future capital requirements. As of November 5, 2007, $835.4 million was available for future borrowings under our senior credit facility.

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

In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk and other raw materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat based products because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

During the first nine months of 2007, prices for raw milk increased significantly over the prior year. We expect raw milk, butterfat and cream prices to stabilize or decline modestly over the remainder of 2007. However, raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The Dairy Group generally has been effective at passing through the changes in the prices of the underlying commodities. However, the pass-through is not perfect when prices move up steadily over a period of several months. In addition, we generally change the prices we charge on products other than fluid milk on a less frequent basis.

Our Dairy Group purchases approximately 4 million gallons of diesel fuel per month to operate its extensive “direct store delivery” system. Another significant raw material used by our Dairy Group is resin, which is a petroleum-based product and used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil prices.

During the first nine months of 2007, the prices of resin decreased while diesel prices were largely unchanged. As resin supplies have from time to time been insufficient to meet demand, we are undertaking all reasonable measures in an attempt to secure an adequate resin supply; however, there can be no assurance that we will always be successful in our attempts. We expect prices of both resin and diesel fuel to fluctuate throughout the remainder of 2007.

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

Significant raw materials used in our products include organic raw milk and sugar. We obtain the majority of our supply of organic raw milk by entering into one to two year agreements with farmers pursuant to which the farmers agree to sell us specified quantities of organic raw milk for fixed prices for the duration of the agreement. We also source approximately 20% of our organic raw milk supply from our own farms. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to grow the supply of organic raw milk, there currently is a significant oversupply of organic raw milk, which has increased and may continue to increase competitive pressure both from branded and private label participants. This has resulted in downward pricing pressure on the sale of our products, which has and may continue to negatively impact our profitability. We have entered into supply agreements for organic sugar, which we believe will meet our needs through 2008.

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

Tax Rate

Income tax expense was recorded at an effective rate of 39.3% in the first nine months of 2007. Our tax rate during the first nine months of 2006 was 38.9%. We estimate that our effective tax rate will be approximately 39.5% for the full year 2007. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws may cause the rate to change from historical rates.

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

The following table summarizes our various interest rate agreements at September 30, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.907%(1)	March 2008-March 2012	2,950

(1)	The notional amount of the swap will decline to $1.25 billion over its term.

The following table summarizes our various interest rate agreements at December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

During the nine months ended September 30, 2007, we settled the interest rate swaps expiring in 2007. Amounts included in other comprehensive income related to these swaps will be recognized over the originally forecasted period.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

A majority of our debt obligations, excluding hedges, are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of September 30, 2007, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2006, WhiteWave Foods Company implemented SAP as its primary financial reporting and resource planning system. SAP was implemented at all locations of WhiteWave Foods Company in the United States except for the manufacturing facilities located in City of Industry, California, Jacksonville, Florida and Mt. Crawford, Virginia. WhiteWave Foods Company completed implementation of SAP at these facilities during the third quarter of 2007. In addition, we are currently in the process of reorganizing the Dairy Group financial reporting and certain transaction processing activities into regional centers.

Other than the implementation of SAP and the reorganization activities within our Dairy Group as discussed above, there was no change in our internal control over financial reporting in the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations contained in this third complaint are similar to those in the first and second complaints except that the new suit added a claim that defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Two additional class actions were filed on August 27, 2007 and October 3, 2007 in United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints.

We believe that the claims against us are without merit and we will vigorously defend the actions.

Item 1A.	Risk Factors

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Statements that are not historical in nature are forward-looking statements about our future that are not statements of historical fact. Most of these statements are found in this report under the following subheadings: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” In some cases, you can identify these statements by terminology such as “may,” “should,” “could,” “expects,” “seek to,” “anticipates,” “plans,” “believes,” “estimates,” “intends,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions, and in evaluating these statements, you should carefully consider the information above, including in “— Known Trends and Uncertainties,” as well as the risks outlined below. Actual performance or results may differ materially and adversely. Except as discussed below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Availability and Changes in Costs of Raw Materials and Other Inputs Can Adversely Affect Us

Raw milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soybeans and sugar are significant inputs utilized by WhiteWave Foods Company. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also have put downward pressure on our margins and our volumes. We have been experiencing rapidly increasing and record high dairy costs. We expect certain raw material prices, including raw milk prices, to stabilize or decline modestly over the remainder of 2007.

In the recent past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. There currently is a significant oversupply of organic raw milk, which has increased competitive pressure both from branded and private label participants, resulting in downward pricing pressure on the sale of our products, which has and may continue to negatively impact our profitability.

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

We May Not Realize Anticipated Benefits from Our Multi-Year Productivity Initiatives

We have several multi-year productivity initiatives underway including the reduction in workforce that was approved on September 27, 2007. We are continuing to evaluate our supply chain and anticipate further realignment of our manufacturing capabilities and additional facility closures in the future. However, if we are unable to successfully implement these initiatives, we may not be able to fully recognize the estimated cost savings or other benefits. In addition, the impact of these cost reduction actions on our earnings growth and profitability may be influenced by factors including but not limited to: (1) our ability to retain and attract key employees and operating officers; (2) our ability to maintain satisfactory relationships with our customers; and (3) our ability to maintain satisfactory relationships with our suppliers.

We Have Substantial Debt and We May Incur Even More Debt

We have substantial debt and additional unused borrowing capacity. See “Liquidity and Capital Resources.”

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

As a result of the recapitalization of our balance sheet on April 2, 2007, which is more fully described in Note 5 to our Condensed Consolidated Financial Statements, we entered into a new $4.8 billion senior secured credit facility. This transaction significantly increased our leverage profile and interest expense. Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Significant increases in raw material and other input costs, as well as the oversupply of raw organic milk, has increased our working capital requirements, decreased our operating profitability, and limited our ability in the near term to reduce the borrowings under the senior secured credit facility. Our actual performance levels under the financial covenants could result in an increase to the cost of borrowings outstanding under the senior secured credit facility or limit our ability to incur additional debt.

We currently have a maximum permitted leverage ratio of 6.5 times consolidated funded indebtedness to average consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of September 30, 2007, this leverage ratio was 5.97. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 6.25 as of December 31, 2007. This reduced leverage ratio could increase our cost of borrowing and limit our ability to incur additional debt under our senior secured credit facility. Failure to comply with the leverage ratio could create a default under our senior secured credit facility and under our receivables facility.

Changes in our Credit Ratings May Have a Negative Impact on Our Financing Costs or the Availability
of Capital

We have substantial debt and additional unused borrowing capacity. Some of our debt is rated by Standard & Poor’s and Moody’s, and there are a number of factors beyond our control with respect to these ratings. During 2007, in response to our increased leverage and the recent difficult dairy operating environment, both Standard & Poor’s and Moody’s downgraded our debt ratings. A further downgrade could increase our cost of capital and reduce our access to the financial markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2007, $218.7 million remained available pursuant to the stock repurchase program approved by our Board of Directors. The amount can be increased by actions of our Board of Directors.

No stock has been repurchased during the period January 1, 2007 through November 5, 2007.

Item 5.	Other Information

Timing of Long-Term Equity Grants

On August 21, 2007, the Compensation Committee of our Board of Directors approved an amendment to our Stock Option/Restricted Stock Unit Grant Guidelines. Beginning in 2008, our policies now require that annual stock option and restricted stock unit grants to senior executives and other employees be made by the Compensation Committee at a meeting held on January 15 of each year, or the next succeeding business day if January 15 is not a business day. The Committee has the ability to postpone the annual grant date if circumstances warrant such postponement.

Our Chief Executive Officer and General Counsel have limited authority to grant stock options and restricted stock units in connection with the hiring of new employees or the promotion or special recognition of selected employees. These recruiting and recognition grants may not exceed 400,000 annually and may not be made to any executive officer of the Company. In addition, no individual grant may exceed 50,000 shares without the Compensation Committee’s approval. These recruiting and recognition grants are made on the first business day of each month for all employees selected for awards in the preceding month or whose employment began during the preceding month.

Facility Closing and Reorganization Costs

We recorded total net facility closing and reorganization costs of $19.5 million during the third quarter of 2007. For information with respect to these facility closing and reorganization costs, see Note 10 to the Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits

4.1		Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee, which is filed herewith.
*10	.1	Separation and Release Agreement dated September 21, 2007 between us and Alan Bernon, which is filed herewith.
*10	.2	Employment Offer Letter dated November 1, 2007 between us and Gregg Tanner, which is filed herewith.
*10	.3	Change in Control Agreement dated November 5, 2007 between us and Gregg Tanner, which is filed herewith.
*10	.4	Proprietary Information, Inventions and Non-Compete Agreement dated November 5, 2007 between us and Gregg Tanner, which is filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
99		Supplemental Financial Information for Dean Holding Company, which is filed herewith.

* Management or compensatory contract

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/  Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

November 9, 2007