Form 10-K
period 2007-12-31
DEAN FOODS CO
filed 2008-02-28
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2007, based on the $31.87 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2007, was $4.15 billion.

The number of shares of the registrant’s common stock outstanding as of February 22, 2008 was 132,653,146.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 22, 2008 (to be filed) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

We are one of the leading food and beverage companies in the United States. Our Dairy Group segment is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave Foods (“WhiteWave”) segment markets and sells a variety of well-known dairy and dairy-related products, such as Silk® soymilk, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, and LAND O’LAKES® creamers and other fluid dairy products. WhiteWave’s Rachel’s Organic® brand is the second largest organic yogurt brand in the United Kingdom.

Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Segments and Operating Divisions

We have two segments: the Dairy Group and WhiteWave.

Dairy Group

Our Dairy Group segment manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States.

The Dairy Group’s net sales totaled $10.45 billion in 2007 or 88% of our consolidated net sales. The following charts graphically depict the Dairy Group’s 2007 net sales by product, customer and delivery channel, as well as present the mix of private label versus company branded products.

(1)	Includes half-and-half, whipping cream, dairy coffee creamers, and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream, and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks, ice tea, and water.

(5)	Includes items for resale such as butter, cheese, eggs, and milk shakes.

(6)	Such as restaurants, hotels and other foodservice outlets.

Products not sold under private labels are sold under the Dairy Group’s local and regional proprietary or licensed brands. Our local and regional proprietary and licensed brands include the following:

Alta Dena®	Friendship Dairies®	Oak Farms®
Arctic Splash®	Gandy’stm	Over the Moontm
Barbers®	Garelick Farms®	Pet® (licensed brand)
Barbe’s®	Hershey’s® (licensed brand)	Price’stm
Berkeley Farmstm	Hygeia®	Puritytm
Broughton®	Kohlertm	Reitertm
Borden® (licensed brand)	LAND O’LAKES®	Robinson®
Brown Cow®	(licensed brand)	Saunderstm
Brown’s Dairy®	Land-O-Sun & design®	Schenkel’s All*Startm
Bud’s Ice Creamtm	Lehigh Valley®	Schepps®
Chug®	Libertytm	Sealtest® (licensed brand)
Country Charm®	Louis Trauth®	Shenandoah’s Pride®
Country Churntm	Maplehurst®	Skinny Cowtm (licensed brand)
Country Delitetm	Mayfield®	Stroh’s®
Country Fresh®	McArthur®	Swiss Dairytm
Country Love®	Meadow Brooktm	Swiss Premiumtm
Creamlandtm	Meadow Gold®	TG Lee®
Dairy Fresh®	Melody Farms®	Tuscan®
Dean’s®	Mile High Ice Creamtm	Turtle Tracks®
Dipzz®	Model Dairy®	Verifine®
Fieldcrest®	Mountain High®	Viva®
Foremost® (licensed brand)	Nature’s Pride®

The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer Wal-Mart including its subsidiaries, such as Sam’s Club, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer. Wal-Mart accounted for approximately 18.5% of the Dairy Group’s net sales in 2007.

Our Dairy Group currently operates 100 manufacturing facilities in 35 states. For more information about facilities in the Dairy Group, see “Item 2. Properties.” Due to the perishable nature of its products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our Dairy Group has one of the most extensive refrigerated DSD systems in the United States. In addition to our DSD channel, approximately 11% of our Dairy Group products are distributed through customer warehouse systems.

The primary raw material used by our Dairy Group is raw milk. We purchase raw milk primarily from farmers’ cooperatives, typically pursuant to requirements contracts (with no minimum purchase obligation). Raw milk is generally readily available. The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. Another significant raw material used by our Dairy Group is resin, which is a petroleum-based product used to make plastic bottles. The price of resin is subject to fluctuations based on changes in crude oil prices and supplies have, from time to time, been insufficient to meet demand. Other raw materials used by the Dairy Group, such as juice concentrates and sweeteners, in addition to diesel fuel used to operate our extensive DSD system, are generally available from numerous suppliers and we are not dependent on any single supplier for these materials. Certain of our Dairy Group’s raw materials and packaging supplies are purchased under long-term contracts in order to obtain lower costs. The prices of our raw materials increase and decrease based on supply and demand. For more information, see “— Government Regulation — Milk Industry Regulation” and “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.”

The Dairy Group generally increases or decreases the net sales price of its fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging, and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the Dairy Group’s profitability.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation, and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation, led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2007, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins. Historically, our Dairy Group volume growth has paced with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition, and service quality.

Our Dairy Group has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference, and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

For more information about our Dairy Group, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements.

WhiteWave

Our WhiteWave segment develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products; Horizon Organic dairy and other products; International Delight coffee creamers; LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products.

WhiteWave’s net sales totaled $1.37 billion in 2007 or 12% of our consolidated net sales. WhiteWave sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. The following charts graphically depict WhiteWave’s net sales by brand and customer:

(1)	Includes Horizon Organic and The Organic Cow organic dairy products.

WhiteWave sells its products through its internal sales force and through independent brokers. The majority of WhiteWave’s products including sales to its largest customer Wal-Mart including its subsidiaries, such as Sam’s Club, are sold pursuant to customer purchase orders or pursuant to contracts that are generally terminable at will by the customer. Wal-Mart accounted for approximately 14.1% of WhiteWave’s net sales in 2007.

Approximately 70% of the products sold by WhiteWave were manufactured in facilities operated by either WhiteWave or our Dairy Group. The remaining 30% were manufactured by third-party manufacturers under processing agreements. WhiteWave currently operates six manufacturing facilities. The majority of WhiteWave’s products are delivered through warehouse delivery systems.

The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2008. These agreements provide pricing at fixed levels. The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 400 dairy farmers across the United States. We also produce approximately 20% of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. The market for organic milk is currently very dynamic and is beginning to shift back to an under supply situation in the first quarter of 2008.

The primary raw material used in our LAND O’LAKES and other non-organic dairy products is raw milk. Other raw materials used in WhiteWave’s products, such as palm oil, flavorings, organic sugar and packaging materials, are generally available from several suppliers and we are not dependent on any single supplier for these materials. Certain of these raw materials are purchased under long-term contracts in order to obtain lower costs. The prices of raw materials increase and decrease based on supply and demand. For more information, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Materials and Other Inputs.”

WhiteWave has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, WhiteWave pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.

For more information about WhiteWave, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements.

Current Business Strategy

The Company’s strategy historically has been centered on growth through acquisitions and aligning our operating activities with a consolidating customer base. Since 1994, we have completed over 40 acquisitions, increasing our net sales from $150 million to more than $11.8 billion. Based on relative net sales, we are greater than five times the size of our next closest competitor in the fluid dairy industry. We have acquired in excess of 150 manufacturing facilities over the last 13 years and have made efforts to consolidate production activity within the more efficient operations, closing in excess of 50 facilities since 1994. Our portfolio of manufacturing and distribution assets enable the Company to offer products across a variety of product categories ranging from short shelf life (less than 20 days) to extended shelf life (45 to 60 days) to shelf stable products (6 to 12 months). We believe that our Dairy Group has one of the most extensive refrigerated DSD systems in the United States. In addition, our nationally branded products maintain significant market share positions in the soy-based beverage, organic dairy, and creamer categories.

To ensure that we capture the benefits of our scale and create lasting competitive advantages in the food and beverage industry, we are aligning our leadership teams and strategy around distinct supply chain and delivery channels. In connection with this direction, beginning in 2008, we will disaggregate the Dairy Group into a DSD fluid and ice cream platform and a Morningstar platform. The strategy for these platforms, as well as our WhiteWave platform is summarized as follows:

DSD Platform

Our DSD platform consists of over 80 manufacturing facilities operating largely based on local and regional customer and competitor dynamics. The DSD fluid and ice cream platform is focused on high velocity DSD products where delivering low cost and high levels of customer service are critical to success. The DSD products are currently offered under more than 50 regional branded and private-label names. While a portion of our ice cream products are distributed through customer warehouse delivery channels, the supply chain remains highly integrated within our DSD system.

The DSD platform strategy includes:

•	Being the lowest cost, most effective manufacturer in every market that we compete;

•	Being the most capable and lowest cost refrigerated DSD system in every market where we compete. In doing so, we must operate as a national rather than regional system.

•	Leveraging our DSD system to distribute the full range of Dean Foods products; and

•	Providing selling capability in every market that drives growth.

We are currently evaluating our entire DSD supply chain to identify opportunities to optimize our manufacturing and distribution capabilities. The development and execution of this initiative will be a multi-year effort and will require investments in people, systems, tools, and facilities. As one component of this initiative, we will evaluate the breadth of our brands and trademarks with the intent of placing greater sales, marketing, and innovation focus on those brands that will drive growth. In 2007, in excess of $100 million of White Wave products were distributed through the Dairy Group’s DSD and warehouse delivery channels. We believe there are opportunities to increase the distribution of WhiteWave and Morningstar products through the DSD system, in addition to products of other processors.

Morningstar Platform

Our Morningstar platform is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream and cottage cheese. Its supply chain is extensive both in respect to its manufacturing and refrigerated distribution capability, as well as its nationwide geographic footprint. Morningstar’s 15 manufacturing facilities and 2 distribution locations enable us to cost effectively service customers nationwide. We service a diverse customer base, which include traditional grocery, mass merchandisers, foodservice, and convenience store customers.

The Morningstar platform strategy includes:

•	Being the lowest cost, national extended shelf life dairy supply chain in the industry;

•	Providing our customers with innovative private label products and category solutions to help them grow their business;

•	Building a highly effective value-based selling organization; and

•	Supplying low cost, high quality extended shelf life and cultured products through our DSD system.

Effective on January 1, 2008, we aligned the reporting of our Morningstar and WhiteWave businesses given the similarity of their supply chains. As part of this change in alignment, we are evaluating the entire Morningstar and WhiteWave platforms to identify opportunities to increase the leverage of our manufacturing, warehousing, distribution, and customer service capabilities.

WhiteWave Platform

Our WhiteWave platform enjoys a robust portfolio of premium national food and beverage brands including Horizon Organic, Silk, International Delight, and LAND O’LAKES.

The WhiteWave platform strategy includes:

•	Growing our core business through consumer insight leading to superior marketing;

•	Achieving cost excellence by operating low cost owned facilities and co-packaging arrangements;

•	Accelerating growth in new businesses by segmenting consumers and innovating in value-added products; and

•	Building a highly effective branded refrigerated warehouse selling organization.

During 2007, we completed the consolidation of the three operating units that comprise our WhiteWave platform. We also completed the full implementation of the SAP enterprise operating system onto all brands and operating facilities. Additionally, we completed the transition of our selling organization from a predominately broker-managed system to a hybrid direct selling and brokered model. The implementation of these moves across WhiteWave will enable us to more effectively and efficiently sell and distribute our brands across our supply chain.

Developments Since January 1, 2007

Conventional Milk Environment

In 2007, we experienced rapidly increasing and record high dairy commodity costs. A declining dollar, constraints on global dairy supply growth, and rising global demand for dairy-based protein combined to sharply increase foreign demand for U.S. produced non-fat dry milk powder. This export demand drove the U.S. dairy complex steeply higher in 2007. The fourth quarter average Class I “mover”, which is an indicator of our raw milk costs, averaged $21.03 per hundred-weight, a 69% increase from that same period a year ago. Competitive pressure and contractual arrangements limited our ability to pass-through all of the higher dairy commodity costs in 2007, particularly those increased costs related to inventory shrink in the manufacturing process. Further, market pricing mechanisms surrounding bulk cream negatively impacted our results as the price we were able to realize from the sale of excess bulk cream did not fully reflect the significant increases in raw milk costs.

At the same time, as retail prices rose throughout 2007, we saw a softening of sales volumes in certain markets in addition to a shift from branded to private label fluid milk products. This softening was compounded by the loss of a significant customer during the first quarter of 2007. The sales volume in the fourth quarter of 2007 began to flatten compared to prior year levels.

Organic Milk Environment

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. Our efforts were successful in maintaining and expanding our market share in the organic milk market with the Horizon Organic volume growing in excess of 30% in the fourth quarter of 2007 and 18% for the year when compared to similar periods in the prior year. However, the increased level of discounting negatively impacted the profitability of our WhiteWave segment. The market for organic milk is currently very dynamic and is beginning to shift back to an under supply situation in the first quarter of 2008.

Credit Facility and Special Cash Dividend

On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The completion of the new senior credit facility and special cash dividend resulted in the write-off of $13.5 million of financing costs, and $6.2 million of professional fees and expenses, respectively. In addition, we entered into an amendment and restatement of our receivables facility that extended the facility termination date from November 15, 2009 to March 30, 2010. See note 9 to our Condensed Consolidated Financial Statements for more information.

Management Changes and Alignment

We continued to build our leadership team in 2007 with key additions in the area of supply chain, human resources, sales, and marketing.

•	On November 5, 2007, Gregg Tanner joined Dean Foods as Executive Vice President and Chief Supply Chain Officer. Before joining our Company, he served as Senior Vice President, Global Operations, at the Hershey Company. Prior to his role at Hershey, Mr. Tanner held the position of Senior Vice President, Retail Supply Chain at ConAgra Foods, as well as various positions at the Quaker Oats Company and Ralston Purina.

•	On June 18, 2007, Paul Moskowitz joined Dean Foods as Executive Vice President, Human Resources. Prior to joining our Company, Mr. Moskowitz served as the Chief People Officer for Pizza Hut, a division of Yum! Brands. Prior to his role at Pizza Hut he served in various Human Resources roles with Yum! Brands, Darden Restaurants, Brinker International, and Towers Perrin.

In late 2007 and into 2008, we began to align our leadership teams and the development of strategic initiatives around more clearly defined business platforms.

•	Chris Sliva was promoted to Chief Operating Officer of Morningstar. Mr. Sliva joined the Company in 2006 as Senior Vice President of Sales and Chief Customer Officer at WhiteWave. Prior to joining our Company, Mr. Sliva served in various positions at Eastman Kodak Corporation, Fort James Corporation, and Procter & Gamble. Mr. Sliva reports to Joe Scalzo, President and Chief Executive Officer of Morningstar and WhiteWave.

•	Harrald Kroeker was promoted to President, Direct Store Delivery Group. Mr. Kroeker joined the Company in November 2006. Prior to joining our Company, Mr. Kroeker served in various executive capacities at Pepsi Bottling Group, Polaroid, and Procter & Gamble.

•	Greg McKelvey was promoted to Senior Vice President, Dean Foods Strategy and Marketing Services. Mr. McKelvey joined the Company in 2005 as the Senior Vice President, Strategic Planning for our WhiteWave segment. Prior to joining our Company, Mr. McKelvey was a consultant with Bain & Company.

As part of these initiatives, we eliminated a number of positions in the Dairy Group, including that held by Alan Bernon, the former President of the Dairy Group. Over time, we believe this management alignment between Morningstar and WhiteWave will leverage the manufacturing, innovation, and systems infrastructure of both Morningstar and WhiteWave across an extended warehouse platform. Mr. Tanner, Mr. Moskowitz, Mr. Kroeker and Mr. McKelvey report directly to Gregg Engles, our Chairman and CEO.

Centralization of Finance and Transaction Processing Activities

In late 2006, we began centralizing our finance and transaction processing activities within five regional finance and transaction processing centers across the United States, the largest of which is located in Dallas, Texas. Centralizing these activities will allow us to better leverage our people, systems, and tools. It also will provide the foundational base to execute the platform strategies. All five of the facilities were operational as of the end of 2007. We will substantially complete the centralization of the finance and payroll processing activities in the first half of 2008. We will continue to centralize specific processing activities, largely accounts payable, through 2009.

Facility Closing and Reorganization Activities

In 2007, we recorded a charge of $34.4 million as part of our ongoing supply chain and cost savings initiatives. We recorded a charge of $28.1 million related to our Dairy Group operations for realignment of management positions, workforce reductions, and the closing of three Dairy Group facilities and other previously announced plans. We also recorded a charge of $6.3 million related to the previously announced centralization of certain finance and transaction processing activities from local to regional facilities. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

We expect to incur additional charges related to all of these restructuring plans of $6.5 million through the end of 2008.

Acquisitions and Discontinued Operations

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

Other Acquisitions — We have noted an increase in opportunities to acquire additional dairy manufacturing facilities. We attribute this recent trend largely to the rising commodity prices and competitive environment. In early

2008, we acquired two manufacturing facilities that supplement our DSD platform. These facilities were acquired from Wells Dairy, Inc. and SUPERVALU INC. The purchase price of these two facilities aggregated to approximately $50 million. As we move forward, we may choose to make additional acquisitions of attractively valued and strategically desirable facilities.

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of approximately $96 million.

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

Employees

As of December 31, 2007, we had the following employees:

	No. of	% of
	Employees	Total

Dairy Group	23,679	93%
WhiteWave	1,359	5
Corporate	547	2

Total	25,585	100%

Approximately 37% of the Dairy Group’s and 38% of WhiteWave’s employees participate in collective bargaining agreements. We believe our relationship with these organizations is satisfactory.

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

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

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

We maintain above- and under-ground petroleum storage tanks at many of our facilities. These tanks are periodically inspected to determine compliance with applicable regulations. We are required to make expenditures from time to time in order to maintain compliance of these tanks. Upon removal of these tanks, it is generally necessary to restore the site to its original condition. To date, such expenditures have not had a material effect on our Consolidated Financial Statements.

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

Organic Regulations

Our organic products are required to meet the standards set forth in the Organic Foods Production Act (“OFPA”) and the regulations adopted thereunder by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. We believe that we are in compliance with the organic regulations applicable to our business.

Brief History

We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following activity has occurred:

December 1993	•	Acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We then began acquiring other local and regional U.S. dairy processors, growing our dairy business rapidly primarily through acquisitions.
April 1996	•	Completed our initial public offering under our former name “Suiza Foods Corporation” and began trading on NASDAQ National Market.
January 1997	•	Completed a secondary offering.
March 1997	•	Began trading on the New York Stock Exchange.
August 1997	•	Acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers. After the acquisition, we began acquiring other companies in the plastic packaging industry.
November 1997	•	Acquired Morningstar Foods Inc., whose business was a predecessor to our WhiteWave segment. This was our first acquisition of a company with national brands.
April 1998	•	Sold our packaged ice operations.
May 1998	•	Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.
July 1999	•	Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.
January 2000	•	Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.
February 2000	•	Acquired Leche Celta, one of the largest dairy processors in Spain.
March and May 2000	•	Sold our European packaging operations.
December 2001	•	Acquired Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.
May 2002	•	Acquired the portion of White Wave, Inc. that we did not already own.
January 2004	•	Acquired the portion of Horizon Organic that we did not already own.
2005	•	Consolidated our nationally branded business, including White Wave, Horizon Organic and Dean National Brand Group into a single operating unit called WhiteWave.
June 2005	•	Spun-off our Specialty Foods Group segment to our shareholders.
September 2006	•	Sold our Leche Celta operations in Spain.
January 2007	•	Sold our Leche Celta operations in Portugal.
March 2007	•	Acquired Friendship Dairies, one of the largest dairy products manufacturer, marketer and distributor in the northeastern United states.
April 2007	•	Paid a special cash dividend of $15 per share to our shareholders.
January 2008	•	Acquisition of a fresh fluid facility from Wells Dairy, Inc.
February 2008	•	Acquisition of a fresh fluid facility from SUPERVALU INC.

Minority Holdings

We own an approximately 25% interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our

U.S. plastic packaging operations to CCC. Vestar Capital Partners controls CCC through a majority ownership interest. Less than 1% of CCC is owned indirectly by Alan Bernon, a member of our Board of Directors, and his brother Peter Bernon. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2007, we spent $264.0 million on products purchased from CCC.

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

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. See “Part II Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As a result of the recapitalization of our balance sheet on April 2, 2007, we entered into a new $4.8 billion senior secured credit facility. This transaction significantly increased our leverage profile and interest expense. Our debt level and related debt service obligations:

•	require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions;

•	impose on us additional financial and operational restrictions;

•	expose us to interest rate risk since a portion of our debt obligations are at variable rates; and

•	restrict our ability to fund acquisitions.

Under our senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Throughout 2007, significant increases in raw material and other input costs, as well as the oversupply of raw organic milk, increased our working capital requirements, decreased our operating profitability, and limited our ability in the near term to reduce the borrowings under the senior secured credit facility. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

As of December 31, 2007, our maximum permitted leverage ratio was 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior credit facility and our receivables facility. As of December 31, 2007, our leverage ratio was 5.95. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 as of December 31, 2008. Failure to comply with the leverage ratio, or any other financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables facility. We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. In addition, we may be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, our actual performance levels under this reduced leverage ratio or our other financial covenants could limit our ability to incur additional debt under our senior secured credit facility, which could hinder our ability to execute our current business strategy.

Changes in Our Credit Ratings May Have a Negative Impact on Our Financing Cost or the Availability of Capital.

Some of our debt is rated by Standard & Poor’s and Moody’s, and there are a number of factors beyond our control with respect to these ratings. During 2007, in response to our increased leverage and the difficult dairy operating environment, both Standard & poor’s and Moody’s downgraded our debt ratings. A further downgrade could increase our cost of capital and reduce our access to financial markets.

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us.

Raw skim milk is the most significant raw material that we use in our Dairy Group. Organic raw milk, organic soybeans and sugar are significant inputs utilized by WhiteWave. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. In 2007, we experienced rapidly rising, all time-high prices in conventional raw milk prices. A declining dollar, constraints on global dairy supply growth and rising global demand for dairy-based protein combined to sharply increase foreign demand for U.S.-produced non-fat dry milk powder. This export demand drove prices for raw conventional milk sharply higher in 2007. The rising milk prices increased our costs from shrink, as lost product became more costly. At the same time, the pricing dynamics in the dairy industry resulted in sharply reduced profit contribution from our sales of excess cream to third parties. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008. In many cases we are able to adjust our pricing to reflect changes in raw material costs; however, volatility in the cost of our raw materials can adversely affect our performance and erode our profit margins as price changes often lag changes in costs. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. While we currently expect conventional raw milk prices to decline in 2008 from the levels experienced in the fourth quarter of 2007, we expect the prices to remain higher than in past periods. High raw material costs can put downward pressure on our margins and our volumes.

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, strong economic incentives for conventional farmers to become organic plus a change in the organic farm transition rules caused supply to increase significantly in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to sell their supply in the organic milk market. The market for organic raw milk is currently very dynamic and is beginning to shift back to an undersupply situation, with some farmers moving back to conventional due to high feed costs and attractive prices being paid for conventional milk. These factors could increase costs and cause our sales of Horizon Organic to decline as consumers look for lower cost alternatives. Uncertainties surrounding organic milk supply, increased costs associated with organic farming, and competitive pressures could continue to negatively impact the profitability of our WhiteWave segment.

Because our Dairy Group delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, WhiteWave is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. We also utilize a significant amount of resin, which is the primary component used in our plastic bottles. During 2007, the prices of resin decreased slightly, while diesel prices were largely unchanged. Future increases in fuel and resin prices may adversely affect our results of operations. In addition, resin supplies have from time to time been insufficient to meet demand. A disruption in our ability to secure an adequate resin supply could adversely affect our operations.

We May Not Realize Anticipated Benefits from Our Multi-Year Initiatives.

We have several multi-year initiatives underway, which we believe are necessary in order to position our business for future success and growth. These initiatives include the following: centralizing certain of our functions, including our finance and analytical systems; and optimizing our manufacturing and distribution capabilities. Over the next several years, these initiatives will require investments in people, systems, tools and facilities. Our future success and earnings growth depends in part on our ability to reduce costs, improve efficiencies and better serve our customers. If we are unable to successfully implement these initiatives, or fail to implement them as timely as we anticipate, we could become cost disadvantaged in the market place, lose customers and experience declines in market share.

Centralization of certain functions.  We are currently realigning certain functions of our business in order to further streamline our organization, improve efficiency and better meet the needs of our customers. These initiatives involve centralizing certain of our purchasing, selling, support and decision making and brand building activities, which we anticipate will enable us to more effectively and efficiently manage our business. Our failure to successfully manage these transitions could cause us to incur unexpected costs, which could have a material adverse effect on our financial results. In addition, the impact of these actions on our earnings growth and profitability may be influenced by factors including but not limited to: (1) our ability to retain and attract key employees and operating officers; (2) our ability to execute these initiatives in a cost effective manner; (3) our ability to maintain satisfactory relationships with our customers; and (4) our ability to maintain satisfactory relationships with our suppliers.

Realignment of our financial and analytical systems.  In 2007, we centralized many of the administrative functions that were historically accomplished at the plant level into regional accounting and transaction centers, which we anticipate will increase quality, capability, and standardization across the business. However, we must continue to improve and standardize our systems and processes to deliver the data we need to accurately analyze, plan and forecast our business and capitalize on opportunities.

Optimizing our manufacturing and distribution capabilities.  Due to the perishable nature of its products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our DSD system is one of the most extensive refrigerated DSD systems in the United States. We also have an extensive network of manufacturing plants across the country. These plants and their related distribution systems were acquired by us over time and are not yet designed or configured to fully maximize productivity and efficiency. We are evaluating our entire supply chain and anticipate over the next several years that we will realign our manufacturing and distribution capabilities and will close additional facilities. However, if we are unsuccessful in our efforts to streamline and upgrade our manufacturing and distribution capabilities, we could be faced with unrealized profit potential through waste and inefficiency, leaving us vulnerable to technological obsolescence, low returns on our capital investments, and a decline in our profitability.

We Must Identify Changing Consumer Preferences and Develop and Offer Innovative Products to Meet Their Preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes and dietary habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. Currently, we believe consumers are trending toward health and wellness beverages. Although we have increased our innovation efforts and spend in order to capitalize on this trend, there are currently several global competitors with greater resources with whom we compete in these areas. If our products fail to meet consumer preferences, the return on our investment in those areas will be less than anticipated and our innovation strategy will not succeed.

Our Business is Subject to Various Environmental Laws, Which May Increase Our Compliance Costs.

Our business operations are subject to numerous environmental and other air pollution control laws, including the federal Clean Air Act, the federal Clean Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as well as state and local statutes. These laws and regulations cover the discharge of pollutants, wastewater, and hazardous materials into the environment. In addition, various laws and regulations addressing climate change are being considered or implemented at the federal and state levels. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances or curtail operations. These costs could adversely affect our results.

The Consolidation of Retail Customers May Put Pressures on Our Operating Margins and Profitability.

Our customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. Some of these customers are vertically integrated and may use shelf space currently used for our products for their private label products. In addition, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

The Loss of One of Our Largest Customers Could Negatively Impact Our Sales and Profits.

Our largest customer, Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 17.9% of consolidated net sales during 2007, consisting of 18.5% of the Dairy Group’s net sales and 14.1% of WhiteWave’s net sales. During 2007, our top five customers, collectively, accounted for approximately 30.0% of our consolidated net sales, or approximately 31.2% of the Dairy Group’s net sales and 23.4% of WhiteWave’s net sales. The loss of any large customer for an extended length of time could negatively impact our sales and profits. In addition, we do not have agreements with many of our largest customers, and most of the agreements that we do have are generally terminable at will by the customer. Finally, many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our Dairy Group, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations, we are subject to the risk of losing certain customers altogether.

Our Products Could Attract Increased Competitive Activity, Which Could Impede Our Growth Rate and Cost Us Sales.

Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products continue to gain in popularity with consumers, we expect our products in these categories to continue to attract competitors. Many large food and beverage companies have substantially more resources than we do, and they may be able to market their soy and organic products more successfully than us, which could cause our growth rate in these categories to be slower than our forecast and could cause us to lose sales. The increase in popularity of soy and organic milks is also attracting private label competitors who sell their products at a lower price. The success of private label brands could adversely affect our sales and profitability. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Furthermore, in periods of economic uncertainty, consumers tend to purchase more private label or other lower-priced products, which could result in a reduction of sales of our branded products.

Our International Delight coffee creamer competes intensely with Nestlé CoffeeMate® business. Our failure to successfully compete with Nestlé could have a material adverse effect on the sales and profitability of our International Delight® business.

We May Experience Liabilities or Negative Effects on Our Reputation as a Result of Product Recalls, Product Injuries or Other Legal Claims.

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

The Loss of Rights to Any of Our Licensed Brands Could Adversely Affect Our Sales and Profits.

We sell certain of our products under licensed brand names such as Borden, LAND O’LAKES, Pet, and others. In some cases, we have invested significant capital in product development and marketing and advertising related to these licensed brands. Should our rights to manufacture and sell products under any of these names be terminated for any reason, our financial performance and results of operations could be materially and adversely affected.

Changes in Laws, Regulations and Accounting Standards Could Have an Adverse Effect on Our Financial Results.

We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002 and numerous related regulations promulgated by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products.

Pension Costs Could Increase at a Higher Than Anticipated Rate.

Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

Disruption of Our Supply Chain Could Adversely Affect Our Business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. To the extent the we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, there could be an adverse affect on our business and results of operations, and additional resources could be required to restore our supply chain.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Dairy Group

Our Dairy Group currently conducts its manufacturing operations within the following 100 facilities, most of which are owned:

Birmingham, Alabama (2)	Newport, Kentucky	Marietta, Ohio
Decatur, Alabama	New Orleans, Louisiana	Springfield, Ohio
Buena Park, California (2)	Shreveport, Louisiana	Toledo, Ohio
City of Industry, California	Bangor, Maine	Belleville, Pennsylvania
Fullerton, California	Franklin, Massachusetts	Erie, Pennsylvania
Gustine, California	Lynn, Massachusetts	Landsdale, Pennsylvania
Hayward, California	Mendon, Massachusetts	Lebanon, Pennsylvania
Riverside, California	Evart, Michigan	Schuylkill Haven, Pennsylvania
Tulare, California	Flint, Michigan	Sharpsville, Pennsylvania
Delta, Colorado	Grand Rapids, Michigan	Florence, South Carolina
Denver, Colorado (3)	Livonia, Michigan	Spartanburg, South Carolina
Englewood, Colorado	Marquette, Michigan	Sioux Falls, South Dakota
Greeley, Colorado	Thief River Falls, Minnesota	Athens, Tennessee
Newington, Connecticut	White Bear Lake, Minnesota	Kingsport, Tennessee
Miami, Florida	Woodbury, Minnesota	Nashville, Tennessee(2)
Orange City, Florida	Billings, Montana	Dallas, Texas(2)
Orlando, Florida	Great Falls, Montana	El Paso, Texas
Baxley, Georgia	Kalispell, Montana	Houston, Texas
Braselton, Georgia	Lincoln, Nebraska	Lubbock, Texas
Hilo, Hawaii	Las Vegas, Nevada	McKinney, Texas
Honolulu, Hawaii	Reno, Nevada	San Antonio, Texas
Boise, Idaho	Burlington, New Jersey	Sulphur Springs, Texas(2)
Belvidere, Illinois	Albuquerque, New Mexico	Waco, Texas
Chemung, Illinois	Friendship, New York	Orem, Utah
Huntley, Illinois	New Delhi, New York	Salt Lake City, Utah
O’Fallon, Illinois	Rensselaer, New York	Portsmouth, Virginia
Rockford, Illinois	Hickory, North Carolina	Richmond, Virginia
Huntington, Indiana	High Point, North Carolina	Springfield, Virginia
Rochester, Indiana	Winston-Salem, North Carolina	Richland Center, Wisconsin
LeMars, Iowa	Bismarck, North Dakota	Sheboygan, Wisconsin
Louisville, Kentucky	Tulsa, Oklahoma
Murray, Kentucky

Each of the Dairy Group’s manufacturing facilities also serves as a distribution facility. In addition, our Dairy Group has numerous distribution branches located across the country, some of which are owned but most of which are leased. The Dairy Group’s headquarters are located in Dallas, Texas in leased premises.

WhiteWave

WhiteWave currently conducts its manufacturing operations from the following six facilities, all but one of which is owned:

•	City of Industry, California

•	Jacksonville, Florida

•	Bridgeton, New Jersey

•	Cedar City, Utah

•	Mt. Crawford, Virginia

•	Aberystwyth, United Kingdom

WhiteWave also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland and leases an organic dairy farm in Portales, New Mexico.

WhiteWave’s headquarters are located in leased premises in Broomfield, Colorado.

Corporate

Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201.

Item 3.	Legal Proceedings

We are not party to, nor are our properties the subject of, any material pending legal proceedings other than set forth below. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations contained in this third complaint are similar to those in the first and second complaints except that the new suit added a claim that defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Two additional class actions were filed on August 27, 2007 and October 3, 2007 in United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints. On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation ordered the consolidation of all of the pending cases to the Eastern District of Tennessee, Greenville Division. All actions on all pending cases are stayed pending an initial pretrial conference and status conference scheduled for March 11, 2008. We believe that the claims against us are without merit and we will vigorously defend the actions.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. We are currently investigating the matter and the claims presented. At this time, it is not possible for us to predict the ultimate outcome of this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted by us during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 22, 2008, there were 4,664 record holders of our common stock.

	High	Low

2006:
First Quarter	$39.69	$37.02
Second Quarter	39.79	34.70
Third Quarter	42.81	35.97
Fourth Quarter	43.51	39.36
2007:
First Quarter	48.31	41.26
Second Quarter	47.33	31.00
Third Quarter	31.85	24.30
Fourth Quarter	27.77	24.51
2008:
First Quarter (through February 22, 2008)	28.90	23.89

We have not historically declared or paid a cash dividend on our common stock. However, on April 2, 2007, we declared a special cash dividend of $15 per share, which decreased our stock price. We have no current plans to pay a cash dividend in the future. No adjustment has been made to the historical stock prices related to the impact of the cash dividend.

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

We made no share repurchases in 2007. As of December 31, 2007, $218.7 million was available for repurchases under this program (excluding fees and commissions). Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2007 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31
	2007		2006		2005		2004		2003
	(Dollars in thousands except share data)

Operating data:
Net sales	$11,821,903		$10,098,555		$10,174,718		$9,725,548		$8,146,103
Cost of sales	9,084,318		7,358,676		7,591,548		7,338,138		5,985,527

Gross profit(1)	2,737,585		2,739,879		2,583,170		2,387,410		2,160,576
Operating costs and expenses:
Selling and distribution	1,721,617		1,648,860		1,581,028		1,472,112		1,309,498
General and administrative	419,518		409,225		380,490		355,772		330,751
Amortization of intangibles	6,744		5,983		6,106		5,105		3,576
Facility closing and reorganization costs	34,421		25,116		35,451		24,575		11,787
Other operating (income) expense(2)	1,688		—		—		(5,899)		(68,719)

Total operating costs and expenses	2,183,988		2,089,184		2,003,075		1,851,665		1,586,893

Operating income	553,597		650,695		580,095		535,745		573,683
Other (income) expense:
Interest expense(3)	333,202		194,547		160,230		191,788		166,897
Financing charges on trust issued preferred securities	—		—		—		—		14,164
Equity in (earnings) losses of unconsolidated affiliates	—		—		—		—		(244)
Other (income) expense, net	5,926		435		(683)		(722)		(2,708)

Total other expense	339,128		194,982		159,547		191,066		178,109

Income from continuing operations before income taxes	214,469		455,713		420,548		344,679		395,574
Income taxes	84,007		175,450		163,898		138,472		159,386

Income from continuing operations	130,462		280,263		256,650		206,207		236,188
Gain (loss) on sale of discontinued operations, net of tax	608		(1,978)		38,763		—		—
Income (loss) from discontinued operations, net of tax	283		(52,871)		14,793		47,514		85,297

Income before cumulative effect of accounting change	131,353		225,414		310,206		253,721		321,485
Cumulative effect of accounting change, net of tax(4)	—		—		(1,552)		—		—

Net income	$131,353		$225,414		$308,654		$253,721		$321,485

Cash dividend paid per share	$15.00		$—		$—		$—		$—
Basic earnings per common share:
Income from continuing operations	$1.00		$2.09		$1.75		$1.33		$1.63
Income (loss) from discontinued operations	0.01		(0.41)		0.36		0.31		0.58
Cumulative effect of accounting change	—		—		(0.01)		—		—

Net income	$1.01		$1.68		$2.10		$1.64		$2.21

Diluted earnings per common share:
Income from continuing operations	$0.95		$2.01		$1.67		$1.28		$1.53
Income (loss) from discontinued operations	0.01		(0.40)		0.35		0.30		0.53
Cumulative effect of accounting change	—		—		(0.01)		—		—

Net income	$0.96		$1.61		$2.01		$1.58		$2.06

Average common shares:
Basic	130,310,811		133,938,777		146,673,322		154,635,979		145,201,412

Diluted	137,291,998		139,762,104		153,438,636		160,704,576		160,695,670

Other data:
Ratio of earnings to fixed charges(5)	1.56	x	2.87	x	3.01	x	2.69	x	2.89x

	Year Ended December 31
	2007	2006	2005	2004	2003
	(Dollars in thousands except share data)

Balance sheet data (at end of period):
Total assets	$7,033,356	$6,770,173	$7,050,884	$7,756,368	$6,992,536
Long-term debt(6)	5,272,351	3,355,851	3,386,848	3,214,269	2,777,928
Other long-term liabilities	320,256	238,682	225,479	321,252	256,371
Total stockholders’ equity(7)	51,267	1,809,399	1,902,213	2,692,985	2,567,390

(1)	As disclosed in Note 1 to our Consolidated Financial Statements we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)	Results for 2007 include a loss of $1.7 million relating to the sale of our tofu business. Results for 2004 include a gain of $5.9 million primarily related to the settlement of litigation. Results for 2003 include a gain of $66.2 million on the sale of our frozen pre-whipped topping and frozen creamer operations and a gain of $2.5 million related to the divestiture of 11 facilities in 2001 in connection with our acquisition of Legacy Dean.

(3)	Results for 2007 and 2004 include a charge of $13.5 million and $32.6 million, respectively, to write-off financing costs related to the refinancing of our senior credit facility.

(4)	In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations”. If FIN 47 had always been in effect, we would have expensed this amount for depreciation in periods prior to January 1, 2005.

(5)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(6)	Includes the current portion of long-term debt.

(7)	On April 2, 2007, we recapitalized our balance sheet with the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders on record as of March 27, 2007, through a $15 per share special cash dividend.

Effective January 1, 2007, we adopted Financial Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, as a result we recognized a $25.9 million increase in our liability for uncertain tax positions, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill, and a $5.7 million decrease to retained earnings.

The balance at December 31, 2006 reflects a $14.8 million reduction related to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The reduction had no impact on net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are one of the leading food and beverage companies in the United States. Our Dairy Group segment is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide-array of private labels. Our WhiteWave Foods (“WhiteWave”) segment markets and sells a variety of nationally branded dairy and dairy-related products such as Silk® soymilk , Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and other fluid dairy products. White Wave’s Rachel’s Organic® dairy products brand is the second largest organic yogurt brand in the United Kingdom.

Dairy Group — Our Dairy Group segment is our largest segment, with approximately 88% of our consolidated net sales in 2007. Our Dairy Group manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, cultured dairy products and juices to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of the Dairy Group’s products, our Dairy Group delivers the majority of its products directly to its customers’ stores in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our Dairy Group has one of the most extensive refrigerated DSD systems in the United States. The Dairy Group sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the Dairy Group’s corporate sales department. Most of the Dairy Group’s customers, including its largest customer, purchase products from the Dairy Group either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk and cream decreased by over 10% from 1990 to the end of 2007, although total consumption has remained relatively flat over the same period due to population increases. Therefore, volume sales growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins. Historically, our Dairy Group volume growth has paced with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition, and service quality.

Our Dairy Group has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service and quality, while competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. In some cases the Dairy Group pays fees to customers for shelf space or supply agreements. Dairy products also compete with many other beverages and nutritional products for consumer sales.

WhiteWave — Our WhiteWave segment net sales are approximately 12% of our consolidated net sales. WhiteWave develops, manufactures, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. WhiteWave also sells The Organic Cow® organic dairy products. We license the LAND O’LAKES name from third parties.

WhiteWave sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. WhiteWave sells its products through its internal sales force and through independent brokers. The majority of WhiteWave’s products, including sales to its largest customer, are sold pursuant to customer purchase orders or pursuant to contracts that are generally terminable at will by the customer.

WhiteWave has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. Also, in some cases, WhiteWave pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and WhiteWave has a leading position in the soy and organic foods category. However, our soy and organic food products compete with many other beverages and nutritional products for consumer sales.

Recent Developments

Conventional Milk Environment

In 2007, we experienced rapidly increasing and record high dairy commodity costs. A declining dollar, constraints on global dairy supply growth, and rising global demand for dairy-based protein combined to sharply increase foreign demand for U.S. produced non-fat dry milk powder. This export demand drove the U.S. dairy complex steeply higher in 2007. The fourth quarter average Class I “mover”, which is an indicator of the Company’s raw milk costs, averaged $21.03 per hundred-weight, a 69% increase from that same period a year ago. Competitive pressure and contractual arrangements limited our ability to pass-through all of the higher dairy commodity costs in 2007, particularly those increased costs related to inventory shrink in the manufacturing process. Further, market pricing mechanisms surrounding bulk cream negatively impacted our results as the price we were able to realize from the sale of excess bulk cream did not fully reflect the significant increases in raw milk costs.

At the same time, as retail prices rose throughout 2007, we saw a softening of sales volumes in certain markets in addition to a shift from branded to private label fluid milk products. This softening was compounded by the loss of a significant customer during the first quarter of 2007. The sales volume in the fourth quarter of 2007 began to flatten compared to prior year levels.

Organic Milk Environment

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. Our efforts were successful in maintaining and expanding our market share in the organic milk market with the Horizon Organic volume growing in excess of 30% in the fourth quarter of 2007 and 18% for the year when compared to similar periods in the prior year. However, the increased level of discounting negatively impacted the profitability of our WhiteWave segment. The market for organic milk is currently very dynamic and is beginning to shift back to an under supply situation in the first quarter of 2008.

Credit Facility and Special Cash Dividend

On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The completion of the new senior credit facility and special cash dividend resulted in the write-off of $13.5 million of financing costs and $6.2 million of professional fees and expenses, respectively. In addition, we entered into an amendment and restatement of our receivables facility that extended the facility termination date from November 15, 2009 to March 30, 2010. See note 9 to our Condensed Consolidated Financial Statements for more information.

Management Changes and Alignment

We continued to build our leadership team in 2007 with key additions in the area of supply chain, human resources, sales, and marketing.

•	On November 5, 2007, Gregg Tanner joined Dean Foods as Executive Vice President and Chief Supply Chain Officer. Before joining our Company, he served as Senior Vice President, Global Operations, at the Hershey Company. Prior to his role at Hershey, Mr. Tanner held the position of Senior Vice President , Retail Supply Chain at ConAgra Foods, as well as various positions at the Quaker Oats Company and Ralston Purina.

•	On June 18, 2007, Paul Moskowitz joined Dean Foods as Executive Vice President, Human Resources. Prior to joining our Company, Mr. Moskowitz served as the Chief People Officer for Pizza Hut, a division of Yum! Brands. Prior to his role at Pizza Hut he served in various Human Resources roles with Yum! Brands, Darden Restaurants, Brinker International, and Towers Perrin.

In late 2007 and into 2008, we began to align our leadership teams and the development of strategic initiatives around more clearly defined business platforms.

•	Chris Sliva was promoted to Chief Operating Officer of Morningstar. Mr. Sliva joined the Company in 2006 as Senior Vice President of Sales and Chief Customer Officer at WhiteWave. Prior to joining our Company, Mr. Sliva served in various positions at Eastman Kodak Corporation, Fort James Corporation, and Procter & Gamble. Mr. Sliva reports to Joe Scalzo, President and Chief Executive Officer of Morningstar and WhiteWave.

•	Harrald Kroeker was promoted to President, Direct Store Delivery Group. Mr. Kroeker joined the Company in November 2006. Prior to joining our Company, Mr. Kroeker served in various executive capacities at Pepsi Bottling Group, Polaroid, and Procter & Gamble.

•	Greg McKelvey was promoted to Senior Vice President, Dean Foods Strategy and Marketing Services. Mr. McKelvey joined the Company in 2005 as the Senior Vice President, Strategic Planning for our WhiteWave segment. Prior to joining our Company, Mr. McKelvey was a consultant with Bain & Company.

As part of these initiatives we eliminated a number of positions in the Dairy Group, including that held by Alan Bernon, the former President of the Dairy Group. Over time, we believe this management alignment between Morningstar and WhiteWave will leverage the manufacturing, innovation, and systems infrastructure of both Morningstar and WhiteWave across an extended warehouse platform. Mr. Tanner, Mr. Moskowitz, Mr. Kroeker and Mr. McKelvey report directly to Gregg Engles, our Chairman and CEO.

Centralization of Finance and Transaction Processing Activities

In late 2006, we began centralizing our finance and transaction processing activities within five regional finance and transaction processing centers across the United States, the largest of which is located in Dallas, Texas. Centralizing these activities will allow us to better leverage our people, systems, and tools. It also will provide the foundational base to execute the platform strategies. All five of the facilities were operational as of the end of 2007. We will substantially complete the centralization of the finance and payroll processing activities in the first half of 2008. We will continue to centralize specific processing activities, largely accounts payable, through 2009.

Facility Closing and Reorganization Activities

In 2007, we recorded a charge of $34.4 million as part of our ongoing costs savings initiatives. We recorded a charge of $28.1 million related to our Dairy Group operations for realignment of management positions, workforce reductions, and the closing of three Dairy Group facilities and other previously announced plans. We also recorded a charge of $6.3 million related to the previously announced centralization of certain finance and transaction processing activities from local to regional facilities. These charges include the following costs:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of facilities that are no longer used in operations. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

We expect to incur additional charges related to all of these restructuring plans of $6.5 million through the end of 2008.

Acquisitions and Discontinued Operations

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

Other Acquisitions — We have noted an increase in opportunities to acquire additional dairy manufacturing facilities. We attribute this recent trend largely to the rising commodity prices and competitive environment. In early 2008, we acquired two manufacturing facilities that supplement our DSD platform. These facilities were acquired from Wells Dairy, Inc. and SUPERVALU INC. The purchase price of these facilities aggregated to approximately $50 million. As we move forward, we may choose to make additional acquisitions of attractively valued and strategically desirable facilities.

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of approximately $96 million.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2007		2006		2005
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$11,821.9	100.0%	$10,098.6	100.0%	$10,174.7	100.0%
Cost of sales	9,084.3	76.8	7,358.7	72.9	7,591.5	74.6

Gross profit(1)	2,737.6	23.2	2,739.9	27.1	2,583.2	25.4
Operating costs and expenses:
Selling and distribution	1,721.7	14.6	1,648.9	16.3	1,581.0	15.5
General and administrative	419.5	3.5	409.2	4.1	380.5	3.7
Amortization of intangibles	6.7	0.1	6.0	0.1	6.1	0.1
Facility closing and reorganization costs	34.4	0.3	25.1	0.2	35.5	0.4
Other operating expense	1.7	—	—	—	—	—

Total operating costs and expenses	2,184.0	18.5	2,089.2	20.7	2,003.1	19.7

Total operating income	$553.6	4.7%	$650.7	6.4%	$580.1	5.7%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Consolidated Results

Net Sales — Consolidated net sales increased 17.1% to $11.82 billion during 2007 from $10.10 billion in 2006. Net sales by segment are shown in the table below.

	Net Sales
			$	%
			Increase/	Increase/
	2007	2006	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$10,449.4	$8,841.8	$1,607.6	18.2%
WhiteWave	1,372.5	1,256.8	115.7	9.2

Total	$11,821.9	$10,098.6	$1,723.3	17.1

The change in net sales was due to the following:

	Change in Net Sales 2007 vs. 2006
		Pricing, Volume	Total
		and Product	Increase/
	Acquisitions	Mix Changes	(Decrease)
	(In millions)

Dairy Group	$98.7	1,508.9	1,607.6
WhiteWave	—	115.7	115.7

Total	$98.7	1,624.6	1,723.3

Net sales increased $1.72 billion during 2007 compared to the prior year primarily due to the pass through of higher conventional milk prices, other commodity and distribution costs.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by 23.4% to $9.08 billion in 2007 from $7.36 billion in 2006 primarily due to higher conventional and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat impacted other components of cost of sales including shrink and sale of excess cream. Our cost of sales as a percentage of net sales increased to 76.8% in 2007 compared to 72.9% in 2006.

Operating Costs and Expenses — Our operating expenses increased $94.8 million, or 4.5% during 2007 compared to the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $72.8 million due to higher employee costs, fuel and delivery equipment, outside storage, advertising, and bad debt expense.

•	General and administrative costs increased $10.3 million on higher employee costs, professional fees and infrastructure costs, partially offset by lower employee incentive compensation plans tied to operating performance.

•	Net facility closing and reorganization costs that were $9.3 million higher than 2006. See Note 15 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Our operating expense as a percentage of net sales decreased to 18.5% for 2007 as compared to 20.7% for 2006 primarily due to the increase in sales in response to higher commodity costs that outpaced growth in operating costs and expenses.

Operating Income — For the reasons noted above, operating income was $553.6 million in 2007, a decrease of $97.1 million from 2006 operating income of $650.7 million. Our operating margin was 4.7% in 2007 compared to 6.4% in 2006.

Other (Income) Expense — Interest expense increased to $333.2 million in 2007 from $194.5 million in 2006 primarily due to higher average debt balances and interest rates. The higher debt balances resulted from the recapitalization of our balance sheet in April 2007 and payment of the special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 39.2% in 2007 compared to 38.5% in 2006. Our effective tax rate varies based on the relative earnings of our business units. In 2006, our income tax rate was positively impacted by the settlement of certain state and federal tax matters.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment

Dairy Group

The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$10,449.4	100.0%	$8,841.8	100.0%
Cost of sales	8,172.0	78.2	6,541.3	74.0

Gross profit	2,277.4	21.8	2,300.5	26.0
Operating costs and expenses	1,652.9	15.8	1,615.8	18.3

Total operating income	$624.5	6.0%	$684.7	7.7%

Net Sales — Our Dairy Group’s net sales increased $1.61 billion, or 18.2%, in 2007 versus 2006. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$8,841.8
Acquisitions	98.7	1.1%
Volume	(7.1)	(0.1)
Pricing and product mix	1,516.0	17.2

2007 Net sales	$10,449.4	18.2%

The increase in the Dairy Group’s net sales was due largely to the pass through of higher conventional milk prices. The Dairy Group generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the Dairy Group’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2007 compared to 2006:

	Year Ended December 31*
	2007	2006	% Change

Class I mover(1)	$18.14	$11.88	52.7%
Class I raw skim milk mover(1)(2)	13.47	7.47	80.3
Class I butterfat mover(3)(4)	1.47	1.34	9.7
Class II raw skim milk minimum(1)(2)	13.67	7.35	86.0
Class II butterfat minimum(3)(4)	1.48	1.33	11.3

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

In 2007, we experienced rapidly increasing and record high dairy commodity costs. A declining dollar, constraints on global dairy supply growth, and rising global demand for dairy-based protein combined to sharply increase foreign demand for U.S. produced non-fat dry milk powder. This export demand drove the U.S. dairy complex steeply higher in 2007. The fourth quarter average Class I “mover”, which is an indicator of the Company’s raw milk costs, averaged $21.03 per hundred-weight, a 69% increase from that same period a year ago. Competitive pressure and contractual arrangements limited our ability to pass-through all of the higher dairy commodity costs in 2007, particularly those increased costs related to inventory shrink in the manufacturing process. Further, market pricing mechanisms surrounding bulk cream negatively impacted our results as the price we were able to realize from the sale of excess bulk cream did not fully reflect the significant increases in raw milk costs.

At the same time, as retail prices rose throughout 2007, we saw a softening of sales volumes in certain markets in addition to a shift from branded to private label fluid milk products. This softening was compounded by the loss of a significant customer during the first quarter of 2007. The sales volume in the fourth quarter of 2007 began to flatten compared to prior year levels.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $1.63 billion or 24.9% to $8.17 billion in 2007 from $6.54 billion in 2006 primarily due to higher conventional raw milk costs, resin and packaging, partially offset by lower conversion costs. The higher commodity prices as well as relative pricing movement between raw skim milk and butterfat resulted and impacted other components of cost of sales including shrink and sale of excess cream. Our cost of sales as a percentage of net sales increased to 78.2% in 2007 compared to 74.0% in 2006.

Operating Costs and Expenses — The Dairy Group operating costs and expenses increased $37.1 million or 2.3% to $1.65 billion during 2007, compared to $1.62 billion during 2006 primarily due to:

•	Higher selling and distribution costs of $48.4 million primarily due to higher employee costs, fuel and delivery equipment, commissions and bad debt expense, partially offset by lower advertising expense.

•	Lower general and administrative costs of $12.1 million primarily due to lower employee incentive compensation under plans tied to operating performance.

Our Dairy Group’s operating expense as a percentage of net sales decreased to 15.8% in 2007 from 18.3% in 2006, primarily due to the increase in sales in response to higher commodity costs that out paced growth in operating costs and expenses.

WhiteWave

The key performance indicators of WhiteWave are sales volumes, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,372.5	100.0%	$1,256.8	100.0%
Cost of sales	910.9	66.4	816.1	64.9

Gross profit	461.6	33.6	440.7	35.1
Operating costs and expenses	343.2	25.0	308.0	24.5

Total operating income	$118.4	8.6%	$132.7	10.6%

WhiteWave net sales increased $115.7 million, or 9.2%, in 2007 versus 2006. The change in net sales from 2006 to 2007 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2006 Net sales	$1,256.8
Volume	91.8	7.3%
Pricing and product mix	23.9	1.9

2007 Net sales	$1,372.5	9.2%

The increase in WhiteWave net sales was principally due to higher volume, pricing on certain products and product mix. Due to an increase in competitive activity and market conditions surrounding organic dairy products the pricing increases related to International Delight, and LAND O’ LAKES were largely offset by lower pricing on Horizon Organic products.

The volume of Silk, International Delight and LAND O’ LAKES products grew by high single digits in 2007. We believe the increased volumes were due primarily to increased consumer acceptance and more effective marketing of our products.

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. Our efforts were successful in maintaining and expanding our market share in the organic milk market with the Horizon Organic volume growing in excess of 30% in the fourth quarter of 2007 and 18% for the year when compared to similar periods in the prior year. However, the increased level of discounting negatively impacted the profitability of our WhiteWave segment. The market for organic milk is currently very dynamic and is beginning to shift back to an under supply situation in the first quarter of 2008.

Cost of sales for WhiteWave increased to $910.9 million in 2007 from $816.1 million in 2006, primarily driven by higher volumes, but also by higher raw material costs, particularly raw conventional milk and raw organic milk, which increased cost of sales by $31.0 million. Cost of sales, as a percentage of net sales, increased to 66.4% in 2007 from 64.9% in 2006.

Operating expenses increased $35.2 million in 2007 compared to the prior year primarily due to higher distribution costs of $17.5 million, driven by higher volumes and rising fuel costs, and by higher marketing spending of $7.6 million, and higher SAP related costs of $5.2 million.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Consolidated Results

Net Sales — Consolidated net sales decreased 0.7% to $10.10 billion during 2006 from $10.17 billion in 2005. Net sales by segment are shown in the table below.

	Net Sales
			$	%
			Increase/	Increase/
	2006	2005	(Decrease)	(Decrease)
	(Dollars in millions)

Dairy Group	$8,841.8	$8,999.5	$(157.7)	(1.8)%
WhiteWave	1,256.8	1,175.2	81.6	6.9

Total	$10,098.6	$10,174.7	$(76.1)	(0.7)

The change in net sales was due to the following:

	Change in Net Sales 2006 vs. 2005
		Pricing, Volume	Total
		and Product	Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

Dairy Group	$8.0	$(165.7)	$(157.7)
WhiteWave	—	81.6	81.6

Total	$8.0	$(84.1)	$(76.1)

Net sales decreased $76.1 million during 2006 compared to the prior year primarily due to lower raw milk costs in our Dairy Group, partly offset by volume growth in the Dairy Group and WhiteWave segments and increased pricing at WhiteWave.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. In addition, our Dairy Group includes costs associated with transporting our finished products from our manufacturing facilities to our own distribution facilities. Cost of sales decreased by 3.1% to $7.36 billion in 2006 from $7.59 billion in 2005 primarily due to lower raw milk costs in our Dairy Group, partly offset by increased volumes at the Dairy Group and WhiteWave and higher commodity costs at WhiteWave. Our cost of sales as a percentage of net sales decreased to 72.9% in 2006 compared to 74.6% in 2005.

Operating Costs and Expenses — Our operating expenses increased $86.1 million, or 4.3% during 2006 compared to the prior year. Significant changes to operating expenses include the following:

•	Selling and distribution costs increased $67.9 million due to higher employee costs, fuel and delivery equipment, advertising and commissions, partially offset by lower bad debt expense. Bad debt expense decreased $10.6 million in 2006 compared to 2005. The expense in 2005 was higher due to the impact of Hurricane Katrina and the write-off of a receivable from a large customer.

•	General and administrative costs increased $28.7 million on higher employee costs and professional fees.

•	Net facility closing and reorganization costs that were $10.4 million lower than 2005. See Note 15 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Our operating expense as a percentage of net sales increased to 20.7% for 2006 as compared to 19.7% for 2005.

Operating Income — For the reasons noted above, our operating income was $650.7 million in 2006, an increase of $70.6 million from 2005 operating income of $580.1 million. Our operating margin was 6.4% in 2006 compared to 5.7% in 2005.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 — Results by Segment

Dairy Group

Net Sales — The key performance indicators of our Dairy Group segment are sales volumes, gross profit and operating income.

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$8,841.8	100.0%	$8,999.5	100.0%
Cost of sales	6,541.3	74.0	6,829.1	75.9

Gross profit	2,300.5	26.0	2,170.4	24.1
Operating costs and expenses	1,615.8	18.3	1,523.2	16.9

Total operating income	$684.7	7.7%	$647.2	7.2%

Our Dairy Group’s net sales decreased $157.7 million, or 1.8%, in 2006 versus 2005. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$8,999.5
Acquisitions	8.0	0.1%
Volume	163.4	1.8
Pricing and product mix	(329.1)	(3.7)

2006 Net sales	$8,841.8	(1.8)%

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

The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2006 compared to 2005:

	Year Ended December 31*
	2006	2005	% Change

Class I mover(1)	$11.88	$14.40	(18)%
Class I raw skim milk mover(1),(2)	7.47	8.54	(13)%
Class I butterfat mover(3),(4)	1.34	1.76	(24)
Class II raw skim milk minimum(1),(2)	7.35	7.74	(5)
Class II butterfat minimum(3),(4)	1.33	1.72	(23)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Materials and Other Inputs” for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Volume sales of all Dairy Group products, excluding the impact of acquisitions, increased 1.5% in 2006 compared to 2005. Volume sales of fresh milk, which were approximately 69% of the Dairy Group’s 2006 volumes, were up approximately 1.9% for the year compared to USDA data showing a 1.0% increase in total consumption of milk in the U.S. during the year.

Cost of Sales — Cost of sales decreased by $287.8 million or 4.2% to $6.54 billion in 2006 from $6.83 billion in 2005, primarily due to lower conventional raw milk costs, partially offset by higher resin, packaging and conversion costs. The Dairy Group’s cost of sales as a percentage of net sales decreased to 74.0% in 2006 compared to 75.9% in 2005.

Operating Costs and Expenses — The Dairy Group operating costs and expenses increased $92.6 million or 6.1% to $1.62 billion during 2006, compared to $1.52 billion during 2005 primarily due to:

•	Selling and distribution increased $67.2 million due to higher employee costs, fuel and delivery equipment, advertising and commissions partially offset by lower bad debt expense. Bad debt expense decreased in comparison to 2005. The bad debt expense in 2005 was higher due to the impact of Hurricane Katrina and the write-off of a receivable from a large customer.

•	General and administrative costs increased $25.1 million on higher employee costs and professional fees.

Operating costs and expenses as a percentage of net sales increased to 18.3% in 2006 from 16.9% in 2005.

WhiteWave

The key performance indicators of WhiteWave are sales volumes, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2006		2005
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,256.8	100.0%	$1,175.2	100.0%
Cost of sales	816.1	64.9	760.7	64.7

Gross profit	440.7	35.1	414.5	35.3
Operating costs and expenses	308.0	24.5	304.7	26.0

Total operating income	$132.7	10.6%	$109.8	9.3%

WhiteWave net sales increased $81.6 million, or 6.9%, in 2006 versus 2005. The change in net sales from 2005 to 2006 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2005 Net sales	$1,175.2
Volume	27.7	2.3%
Pricing and product mix	53.9	4.6

2006 Net sales	$1,256.8	6.9%

The increase in WhiteWave net sales was largely due to higher pricing. The two primary drivers of this increase were increased selling prices in response to increased commodity costs and a decline in slotting fees, couponing and certain other promotional costs that are required to be recorded as reductions of net sales.

Volume growth in our Silk, Horizon Organic, International Delight, LAND O’LAKES and Rachel’s Organic brands was partly offset by the elimination of certain product offerings in late 2005 and early 2006. We believe increased Horizon Organic and Silk volumes were due primarily to increased consumer acceptance and increased marketing efforts.

Cost of sales for WhiteWave increased to $816.1 million in 2006 from $760.7 million in 2005 primarily due to the impact of higher raw material costs, particularly organic raw milk and sugar, which increased cost of sales by approximately $41 million and increased volumes. The cost of sales as a percentage of net sales increased to 64.9% in 2006 from 64.7% in 2005 due to increased selling prices and improved product mix, principally driven by the product rationalization in 2006.

Operating expenses increased $3.3 million in 2006 compared to the prior year primarily due to higher marketing spending of $6.1 million, higher fuel costs of $3.5 million and SAP related costs of $2.9 million, partly offset by increased distribution efficiencies.

Liquidity and Capital Resources

Historical Cash Flow

During 2007, we met our working capital needs with cash flow from operations. Net cash provided by operating activities from continuing operations was $350.3 million for 2007 as compared to $561.6 million for 2006, a decrease of $211.3 million. Net cash provided by operating activities from continuing operations was impacted by lower net income and an increase in our working capital of $51.5 million in 2007 compared to a increase of $86.4 million in 2006 due primarily to increase in accounts receivable with a slight offset from accounts payable and accrued expenses. In addition, income taxes payable decreased $32.0 million in 2007 compared to an increase of $11.3 million in 2006 due to the timing of tax payments.

Net cash used in investing activities from continuing operations was $351.9 million in 2007 compared to $248.3 million in 2006, an increase of $103.6 million. We used $132.2 million for acquisitions and $241.4 million for capital expenditures in 2007 compared to $17.2 million and $237.2 million in 2006, respectively.

Net cash used in financing activities from continuing operations was $7.6 million in 2007 compared to $397.0 million in 2006, a decrease of $389.4 million primarily due to the repurchase of stock during 2006. We had no stock repurchases during 2007.

We had a net borrowing of $1.90 billion of debt in 2007 compared to the repayment of $53.5 million of debt in 2006 as a result of the recapitalization of our balance sheet through the completion of a new credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007, through a $15 per share special cash dividend.

We received $48.1 million in 2007, net of minimum withholding taxes paid from cash proceeds, compared to $32.3 million in 2006 as a result of stock option exercises and employee stock purchases through our employee stock purchase plan. Our employee stock purchase plan was terminated during 2006.

Current Debt Obligations

Senior Credit Facility — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15 per share special cash dividend. This transaction significantly increased our leverage profile and interest expense. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The senior credit facility bears interest, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our credit agreement) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 75 basis points while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points. The blended interest rate in effect on borrowings under the senior credit facility, including the applicable interest rate margin, was 6.44% at December 31, 2007. However, we had interest rate swap agreements in place that hedged $3.4 billion of our borrowings under the senior credit facility at an average rate of 4.81%, plus the applicable interest rate margin. Interest is payable quarterly or at the end of the applicable interest period.

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

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Significant increases in raw material and other input costs, as well as the oversupply of raw organic milk, have increased our working capital requirements, decreased our operating profitability, and limited our ability in the near term to reduce the borrowings under the senior secured credit facility. Our actual performance levels under the financial covenants could limit our ability to incur additional debt.

We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of December 31, 2007, this leverage ratio was 5.95 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. This reduced leverage ratio could limit our ability to incur additional debt under our senior secured credit facility. Failure to comply with the leverage ratio could create a default under our senior secured credit facility and under our receivables facility.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any default triggers based on our credit rating.

At December 31, 2007, there were outstanding borrowings of $3.84 billion under our senior credit facility (compared to $1.76 billion at December 31, 2006), including $3.3 billion in term loan borrowings and $550 million outstanding under the revolving line of credit. At December 31, 2007, there were $174.0 million of letters of credit under the revolving line that were issued but undrawn. As of February 22, 2008, $3.79 billion was outstanding under our senior credit facility.

In addition to our senior credit facility, we also have a $600 million receivables-backed facility subject to a borrowing base formula. The receivables-backed facility had $600 million available and drawn at December 31, 2007. The average interest rate on this facility at December 31, 2007 was 6.00%. At February 22, 2008, $584.6 million was outstanding under this facility.

Our outstanding borrowings under the senior credit facility increased from 2006 to 2007 primarily due to the recapitalization of our balance sheet, the proceeds of which were used for a $15 per share special cash dividend and to refinance all existing debt under the old credit facility, and to pay related fees and expenses.

Other indebtedness outstanding at December 31, 2007 also included $350 million face value of outstanding indebtedness under Legacy Dean’s senior notes, $500 million face value of outstanding indebtedness under Dean Foods Company’s senior notes and $11.3 million of capital lease and other obligations.

See Note 9 to our Consolidated Financial Statements for more information about our indebtedness.

The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2007. See Note 17 to our Consolidated Financial Statements for more detail about our lease and purchase obligations.

Indebtedness, Purchase &	Payments Due by Period
Lease Obligations(1)	Total	2008	2009	2010	2011	2012	Thereafter
	(In millions)

Senior credit facility	$3,836.8	$18.0	$186.8	$243.0	$861.8	$830.8	$1,696.4
Dean Foods Company senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	350.0	—	200.0	—	—	—	150.0
Receivables-backed facility	600.0	—	—	600.0	—	—	—
Capital lease obligations and other	11.3	7.2	0.7	0.6	0.6	0.6	1.6
Purchase obligations(3)	832.2	440.8	169.1	108.8	28.3	13.3	71.9
Operating leases	498.6	112.9	99.6	82.6	67.0	51.6	84.9
Interest payments(4)	1,538.7	288.4	283.8	250.0	233.1	169.9	313.4

Total	$8,167.6	$867.3	$940.0	$1,285.0	$1,190.8	$1,066.2	$2,818.2

(1)	Excluded from this table are estimated obligations of $46.1 million accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined. Also excluded are future contributions under our company-sponsored defined retirement and other post employee benefit plans. See note 13 for a summary of our employee retirement and profit sharing plans.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the rates and balances in effect at December 31, 2007. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

Other Long-Term Liabilities

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan also may impact current and future pension costs. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs.

In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits”, changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2007, we recorded non-cash pension expense of $5.3 million, of which $4.9 million was attributable to periodic expense and $437,000 was attributable to settlements compared to a total of $8.1 million in 2006, of which $7.7 million was attributable to periodic expense and $350,000 was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87, SFAS No. 106 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

The assumed discount rate used to determine plan obligations was 6.40% and 5.85% at December 31, 2007 and 2006, respectively. In order to select a discount rate for purposes of valuing the plan obligations and fiscal year-end disclosure, an analysis is performed in which the duration of projected cash flows from defined benefit and retiree health care plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds that are available. We use the results of the yield curve analysis to select the discount rate that matches the duration and payment stream of the benefits in each plan. In selecting the assumed rate of return on plan assets, we consider past performance and economic forecasts for the types of investments held by the plan, as well as our investment allocation policy and the effect of periodic target asset allocation rebalancing. We rebalance the investments when the allocation is not within the target range. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We believe these assumptions are appropriate based upon the mix of investments and the long-term nature of the plans’ investments. Plan asset returns were $13.1 million in 2007, a $11.2 million decrease from plan asset returns of $24.3 million in 2006. Based on current projections, 2008 funding requirements will be $22.5 million as compared to $23.2 million for 2007. The postretirement benefit plans are not funded. Based on current projections, 2008 cash requirements to pay benefits for our other postretirement benefit obligations will be $2.3 million as compared to $2.4 million for 2007.

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

See Note 17 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2008, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $330 million to $335 million based on current debt levels under our new senior credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts. The portion of our long-term debt due within the next 12 months totals $25.2 million. We expect that cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of December 31, 2007, this leverage ratio was 5.95 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. This reduced leverage ratio could limit our ability to incur additional debt under our senior secured credit facility.

At December 31, 2007, approximately $775.7 million was available under the revolving credit facility, subject to the limitations of our credit agreement. Of this amount, approximately $270 million was available to finance working capital and other general corporate purposes. Available borrowings in excess of this amount would require that the financed transaction be accretive to our leverage and coverage ratios. At February 22, 2008, approximately $855.8 million was available under the revolving credit facility, subject to the limitations of our credit agreement.

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

In general, our Dairy Group changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk , other commodity, packaging, and delivery costs fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat based products because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. These factors can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

In 2007, we experienced rapidly rising and all time high prices in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008. While we currently expect conventional raw milk prices to decline in 2008 from the levels experienced in the fourth quarter of 2007, we expect the prices to remain high. The Dairy Group generally increases or decreases the net sales price of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging, and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the Dairy Group’s profitability. However, raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The Dairy Group generally has been effective at passing through the changes in the prices of underlying commodities. However, the pass through is not perfect when prices move up steadily over a period of several months. In addition, we generally change the prices we charge on products other than fluid milk on a less frequent basis.

Our Dairy Group purchases approximately four million gallons of diesel fuel per month to operate its extensive DSD system. Another significant raw material used by our Dairy Group is resin, which is a petroleum-based product and used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil prices. During 2007, the prices of resin decreased mildly while diesel prices were largely unchanged. We expect prices of both resin and diesel fuel to fluctuate throughout 2008.

WhiteWave — The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2008. These agreements provide pricing at fixed levels. The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 400 dairy farmers across the United States. We also produce approximately 20% of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to increase the supply of organic raw milk, in 2007 we experienced a significant oversupply of organic raw milk that has increased competitive pressure from both branded and private label participants. The market for organic milk is currently very dynamic and is beginning to shift back to an under supply situation in the first quarter of 2008.

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

Tax Rate

In 2007, our income tax expense was recorded at an effective rate of 39.2%. Our tax rate for 2006 was 38.5%. We estimate that our effective tax rate for 2008 will be approximately 39.0%. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws may cause the rate to change from historical rates.

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

Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2007, our allowance for doubtful accounts was $19.8 million, or 2.2% of the accounts receivable balance at December 31, 2007. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was 2.1% at December 31, 2006. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by $933,000.

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

Substantially all of our qualified pension plans are consolidated into one master trust. We have established investment targets to balance investment risk and desired long-term rate of return. Our current targets are equities at 65% to 75% of the portfolio and fixed income at 25% to 35%. At December 31, 2007, our master trust was invested as follows: equity securities and limited partnerships — 68%; fixed income securities — 30%; and cash and cash equivalents — 2%.

We determine our expected long-term rate of return based on our expectations of future returns for the pension plan’s investments based on target allocations of the pension plan’s investments. Additionally, we consider the weighted-average return of a capital markets model that was developed by the plans’ investment consultants and historical returns on comparable equity, debt and other investments. The resulting weighted average expected long-term rate of return on plan assets is 8.0% for the year ended December 31, 2007, the same as 2006.

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates and mortality rates, generally accepted accounting principles require that our discount rate assumption reflect current market conditions. As such, our discount rate likely will change more frequently than in prior years. The discount rate utilized to determine our estimated future benefit obligations increased from 5.85% at December 31, 2006 to 6.4% at December 31, 2007.

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by $585,000 and $363,000, respectively. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by $419,000.

Property, Plant and Equipment — Our property, plant and equipment totaled $1.80 billion as of December 31, 2007. Such assets are depreciated over their estimated useful lives. We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. In 2007 limited assets were evaluated for impairment and found not be be impaired. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations include product development, volume growth, and contribution margins.

Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $3.61 billion as of December 31, 2007 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

We believe that a trademark has an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark requires considerable management judgment and is based on an evaluation of a number of factors including the competitive environment, trademark history and anticipated future trademark support.

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

We did not recognize any impairment charges in continuing operations for goodwill during 2007, 2006 or 2005. As a result of the decision to close a facility and shift customers from one regional brand to another, we recognized immaterial impairment charges to certain trademarks during 2007 and 2006. No trademark impairments were recognized in 2005.

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

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2007 and 2006, we recorded accrued liabilities related to these retained risks of $180.4 million and $172.9 million, respectively, including both current and long-term liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements — Effective January 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting the provisions of FIN 48, we recognized a $25.9 million increase in our liability for uncertain tax positions to $41.6 million, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill, and a $5.7 million decrease to retained earnings. See Note 8 to our Consolidated Financial Statements for more information.

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

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. This standard will become effective for us in the first quarter of 2008, and will not have a material impact on our Consolidated Financial Statements.

The FASB issued SFAS No. 141R, “Significant Changes in Acquisition Accounting” in December 2007. SFAS No. 141R contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The provisions of SFAS No. 141R apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of this revised standard will have on our future Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We are currently evaluating what impact the adoption of this revised standard will have on our future Consolidated Financial Statements. This statement will become effective for us in the first quarter of 2009.

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

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility rising above the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions.

A majority of our debt obligations, excluding hedges, are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2007, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Other

We currently do not have material exposure to foreign currency risk as we do not have significant amounts of operating cash flows denominated in foreign currencies.

Butterfat

Our Dairy Group utilizes a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the CME. The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under this risk management strategy if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. As of December 31, 2007 we had no material physical or financial positions.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2007 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(Dollars in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$32,555	$31,140
Receivables, net of allowance for doubtful accounts of $19,830 and $17,070	913,074	799,038
Income tax receivable	17,885	—
Inventories	379,773	360,754
Deferred income taxes	128,841	117,991
Prepaid expenses and other current assets	59,856	70,367

Total current assets	1,531,984	1,379,290
Property, plant and equipment, net	1,798,378	1,786,907
Goodwill	3,017,746	2,943,139
Identifiable intangible and other assets	685,248	640,857
Assets of discontinued operations	—	19,980

Total	$7,033,356	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$907,270	$822,122
Income taxes payable	—	30,776
Current portion of long-term debt	25,246	483,658

Total current liabilities	932,516	1,336,556
Long-term debt	5,247,105	2,872,193
Deferred income taxes	482,212	504,552
Other long-term liabilities	320,256	238,682
Liabilities of discontinued operations	—	8,791
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 132,236,217 and 128,371,104 shares issued and outstanding, with a par value of $0.01 per share	1,322	1,284
Additional paid-in capital	70,214	624,475
Retained earnings	67,533	1,229,427
Accumulated other comprehensive loss	(87,802)	(45,787)

Total stockholders’ equity	51,267	1,809,399

Total	$7,033,356	$6,770,173

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2007	2006	2005
	(Dollars in thousands, except share data)

Net sales	$11,821,903	$10,098,555	$10,174,718
Cost of sales	9,084,318	7,358,676	7,591,548

Gross profit	2,737,585	2,739,879	2,583,170
Operating costs and expenses:
Selling and distribution	1,721,617	1,648,860	1,581,028
General and administrative	419,518	409,225	380,490
Amortization of intangibles	6,744	5,983	6,106
Facility closing and reorganization costs	34,421	25,116	35,451
Other operating expense	1,688	—	—

Total operating costs and expenses	2,183,988	2,089,184	2,003,075

Operating income	553,597	650,695	580,095
Other (income) expense:
Interest expense	333,202	194,547	160,230
Other (income) expense, net	5,926	435	(683)

Total other expense	339,128	194,982	159,547

Income from continuing operations before income taxes	214,469	455,713	420,548
Income taxes	84,007	175,450	163,898

Income from continuing operations	130,462	280,263	256,650
Gain (loss) on sale of discontinued operations, net of tax	608	(1,978)	38,763
Income (loss) from discontinued operations, net of tax	283	(52,871)	14,793

Income before cumulative effect of accounting change	131,353	225,414	310,206
Cumulative effect of accounting change, net of tax	—	—	(1,552)

Net income	$131,353	$225,414	$308,654

Average common shares:
Basic	130,310,811	133,938,777	146,673,322
Diluted	137,291,998	139,762,104	153,438,636
Basic earnings per common share:
Income from continuing operations	$1.00	$2.09	$1.75
Income (loss) from discontinued operations	0.01	(0.41)	0.36
Cumulative effect of accounting change	—	—	(0.01)

Net income	$1.01	$1.68	$2.10

Diluted earnings per common share:
Income from continuing operations	$0.95	$2.01	$1.67
Income (loss) from discontinued operations	0.01	(0.40)	0.35
Cumulative effect of accounting change	—	—	(0.01)

Net income	$0.96	$1.61	$2.01

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
					Other	Total
	Common Stock		Additional	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Equity	Income
			(Dollars in thousands, except share data)

Balance, January 1, 2005	149,222,997	$1,492	$1,509,218	$1,187,972	$(5,697)	$2,692,985
Issuance of common stock	3,867,493	39	73,195	—	—	73,234
Share dividend of TreeHouse common stock	—	—	—	(492,613)	—	(492,613)
Share-based compensation expense	—	—	40,067	—	—	40,067
Purchase and retirement of treasury stock	(18,881,300)	(189)	(699,689)	—	—	(699,878)
Net income	—	—	—	308,654	—	308,654	$308,654
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	11,290	11,290	11,290
Amounts reclassified to income statement related to derivatives	—	—	—	—	8,510	8,510	8,510
Cumulative translation adjustment	—	—	—	—	(28,220)	(28,220)	(28,220)
Minimum pension liability adjustment	—	—	—	—	(11,816)	(11,816)	(11,816)

Comprehensive income							$288,418

Balance, December 31, 2005	134,209,190	$1,342	$922,791	$1,004,013	$(25,933)	$1,902,213
Issuance of common stock	4,184,114	42	64,775	—	—	64,817
Share-based compensation expense	—	—	36,871	—	—	36,871
Purchase and retirement of treasury stock	(10,022,200)	(100)	(399,962)	—	—	(400,062)
Net income	—	—	—	225,414	—	225,414	$225,414
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	8,737	8,737	8,737
Amounts reclassified to income statement related to derivatives	—	—	—	—	(7,455)	(7,455)	(7,455)
Cumulative translation adjustment	—	—	—	—	(10,336)	(10,336)	(10,336)
Minimum pension liability adjustment	—	—	—	—	4,003	4,003	4,003

Comprehensive income							$220,363

Adjustment to pension and other postretirement liabilities related to adoption of SFAS No. 158	—	—	—	—	(14,803)	(14,803)

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399
Issuance of common stock	3,865,113	38	66,445	—	—	66,483
Share-based compensation expense	—	—	34,817	—	—	34,817
Special cash dividend ($15. per share)			(655,218)	(1,287,520)	—	(1,942,738)
Net income	—	—	—	131,353	—	131,353	$131,353
Other comprehensive income (Note 12):
Change in fair value of derivative instruments	—	—	—	—	52,066	52,066	52,066
Amounts reclassified to income statement related to hedging activities, net of tax	—	—	—	—	9,679	9,679	9,679
Cumulative translation adjustment	—	—	—	—	534	534	534
Pension liability adjustment	—	—	—	—	19,196	19,196	19,196

Comprehensive income							$89,338

Adoption of FIN 48	—	—	(305)	(5,727)	—	(6,032)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$51,267

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007	2006	2005
		(In thousands)

Cash flows from operating activities:
Net income	$131,353	$225,414	$308,654
(Income) loss from discontinued operations	(283)	52,871	(14,793)
(Gain) loss on sale of discontinued operations	(608)	1,978	(38,763)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,898	227,682	214,630
Share-based compensation expense	34,817	36,871	40,067
Loss on disposition of assets and operations	4,208	7,841	1,525
Cumulative effect of accounting change	—	—	1,552
Write-down of impaired assets	7,969	13,589	11,297
Write-off of financing costs	13,545	—	—
Deferred income taxes	10,578	66,994	34,141
Other	254	3,401	(2,700)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(106,731)	23,317	(53,618)
Inventories	(16,918)	(5,226)	(10,427)
Prepaid expenses and other assets	18,870	12,442	24,359
Accounts payable and accrued expenses	53,319	(116,945)	63,068
Income taxes payable	(32,021)	11,323	(37,054)

Net cash provided by continuing operations	350,250	561,552	541,938
Net cash provided by (used in) discontinued operations	—	(334)	13,838

Net cash provided by operating activities	350,250	561,218	555,776
Cash flows from investing activities:
Payments for property, plant and equipment	(241,448)	(237,242)	(287,129)
Payments for acquisitions and investments, net of cash received	(132,204)	(17,244)	(1,378)
Net proceeds from divestitures	1,536	—	—
Proceeds from sale of fixed assets	20,192	6,190	8,357

Net cash used in continuing operations	(351,924)	(248,296)	(280,150)
Net cash provided by discontinued operations	10,705	80,831	162,430

Net cash used in investing activities	(341,219)	(167,465)	(117,720)
Cash flows from financing activities:
Proceeds from issuance of debt	1,912,500	498,020	—
Repayment of debt	(336,880)	(70,473)	(118,554)
Net proceeds from (payments for) revolver and receivables backed facility	324,300	(481,000)	275,900
Payments of financing costs	(31,281)	(6,974)	(4,279)
Issuance of common stock	48,114	32,311	57,718
Payment of special cash dividend	(1,942,738)	—	—
Tax savings on share-based compensation	18,369	31,211	20,614
Redemption of common stock	—	(400,062)	(699,878)

Net cash used in continuing operations	(7,616)	(396,967)	(468,479)
Net cash provided by discontinued operations	—	9,898	29,522

Net cash used in financing activities	(7,616)	(387,069)	(438,957)

Increase (decrease) in cash and cash equivalents	1,415	6,684	(901)
Cash and cash equivalents, beginning of period	31,140	24,456	25,357

Cash and cash equivalents, end of period	$32,555	$31,140	$24,456

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are one of the leading food and beverage companies in the United States. Our Dairy Group segment is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave Foods (“WhiteWave”) segment markets and sells a variety of well-known dairy and dairy-related products, such as Silk® soymilk, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, and LAND O’LAKES® creamers and other fluid dairy products. WhiteWave’s Rachel’s Organic® brand is the second largest organic yogurt brand in the United Kingdom.

Basis of Presentation — Our Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

On September 14, 2006, we completed the sale of our operations based in Spain. The sale of our remaining Iberian operations was completed in January 2007 following the completion of Portuguese regulatory proceedings. In our Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005, the Iberian operations have been reclassified as discontinued operations.

On June 27, 2005, we completed the spin-off (“Spin-off”) of our indirect majority-owned subsidiary TreeHouse Foods, Inc. (“TreeHouse”). Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix ® and Second Nature ® businesses previously conducted by WhiteWave and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave. In August 2005, we completed the sale of our Marie’s ® dips and dressings and Dean’s ® dips businesses to Ventura Foods. In our Consolidated Financial Statements for the year ended December 31, 2005, the businesses transferred to TreeHouse and the Marie’s dips and dressings and Dean’s dips businesses have been reclassified as discontinued operations.

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

Cash Equivalents — We consider temporary investments with an original maturity of three months or less to be cash equivalents.

Inventories — Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs.

Property, Plant and Equipment — Property, plant and equipment are stated at acquisition cost, plus capitalized interest on borrowings during the actual construction period of major capital projects. Also included in property, plant and equipment are certain direct costs related to the implementation of computer software for internal use. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Asset	Useful Life

Buildings and improvements	7 to 40 years
Machinery and equipment	3 to 20 years

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. In 2007 limited assets were evaluated for impairment and found not to be impaired. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

used in our impairment evaluations include product development, volume growth, and contribution margins. Capitalized leases are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible and Other Assets — Identifiable intangible assets, other than trademarks that have indefinite lives, are amortized over their estimated useful lives as follows:

Asset	Useful Life

Customer relationships	5 to 20 years
Customer supply contracts	Over the terms of the agreements
Noncompetition agreements	Over the terms of the agreements
Deferred financing costs	Over the terms of the related debt

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill and other intangible assets determined to have indefinite useful lives are not amortized. Instead, we conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we primarily utilize a discounted future cash flow analysis.

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

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is a reasonable assurance of collection of the sales proceeds. In accordance with Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns, which have not been material, are deducted from sales at the time of shipment.

Income Taxes — All of our wholly-owned U.S. operating subsidiaries are included in our U.S. federal consolidated tax return. In addition, our proportional share of the operations of our former majority-owned subsidiaries and certain of our equity method affiliates, all of which are organized as limited liability companies or limited partnerships, are included in our consolidated tax return. Our foreign subsidiaries are required to file separate income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31, 2007, no provision had been made for U.S. federal or state income tax on approximately $16.2 million of accumulated foreign earnings.

Deferred income taxes are provided for temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using current tax rates. Deferred tax assets, including the benefit of net operating loss carry forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

Advertising Expense — Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $116.0 million in 2007, $113.5 million in 2006 and $93.6 million in 2005. Additionally, prepaid advertising costs were $3.6 million and $3.3 million at December 31, 2007 and 2006, respectively.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Our Dairy Group includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales while WhiteWave includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.34 billion, $1.28 billion and $1.22 billion during 2007, 2006 and 2005, respectively.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverage. Accrued liabilities for incurred but not reported losses related to these retained risks are calculated based upon loss development factors which contemplate a number of factors including claims history and expected trends.

Facility Closing and Reorganization Costs — We have an on-going facility closing and reorganization strategy. We record facility closing and reorganization charges when we have identified a facility for closure, or other reorganization opportunity, developed a plan and notified the affected employees.

Comprehensive Income — We consider all changes in equity from transactions and other events and circumstances, except those resulting from investments by owners and distributions to owners, to be comprehensive income.

Recently Adopted Accounting Pronouncements — Effective January 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of adopting the provisions of FIN 48, we recognized a $25.9 million increase in our liability for uncertain tax positions to $41.6 million, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill, and a $5.7 million decrease to retained earnings.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permit fair value measurements but does not require any new fair value measurements. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2008.

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” in February 2007. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. This standard will become effective for us in the first quarter of 2008, and will not have a material impact on our Consolidated Financial Statements.

The FASB issued SFAS No. 141R, “Significant Changes in Acquisition Accounting” in December 2007. SFAS No. 141R contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The provisions of SFAS No. 141R apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of this revised standard will have on our future Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We are currently evaluating what impact the adoption of this revised standard will have on our future Consolidated Financial Statements. This statement will become effective for us in the first quarter of 2009.

Reclassifications — In 2007, we changed the presentation within our Statements of Cash Flows to report net proceeds from divestitures of discontinued operations from within investing activities used in continuing operations to net cash provided by discontinued operations.

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND DIVESTITURES

Acquisitions

We completed the acquisitions of seven businesses during 2007, 2006 and 2005 including the acquisition of Friendship Dairies in 2007. These acquisitions were not material individually or in the aggregate, including the pro forma impact on earnings. All of these acquisitions were funded with cash flows from operations and borrowings under our senior credit facility and our receivables-backed facility. The results of operations of the acquired companies are included in our Consolidated Financial Statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill.

Friendship Dairies — On March 13, 2007, we completed the acquisition of Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction expanded our cultured dairy product capabilities and added a strong regional brand. We paid approximately $130 million, including transaction costs, and funded the purchase price with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price to the fair values of Friendship Dairies’ assets and liabilities pending final valuations of certain tangible and intangible assets.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discontinued Operations

Our financial statements have been reclassified to give effect to the following businesses as discontinued operations.

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. In connection with our decision to sell our Iberian operation, a non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million was recognized in 2006 representing our best estimate of the impairment required based on our expected proceeds upon sale of the Iberian operations.

On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of $96.0 million. In addition to customary indemnifications of the purchaser of the business, we retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros ($22.1 million as of December 31, 2007) if certain regulatory approvals are not received with respect to a specific facility. A loss on the sale of our operations in Spain of $6.8 million (net of tax) was recognized during 2006. In connection with the sale of our operations in Spain, we entered into an agreement to sell our Portuguese operations (that comprised the remainder of our Iberian operations) for $11.4 million subject to regulatory approvals and working capital settlements. We completed the sale of our Portuguese operations in January 2007. The sale of our Iberian operations was part of our strategy to focus on our businesses in the United States.

Sale of Marie’s Dips and Dressings and Dean’s Dips — On August 22, 2005, we completed the sale of tangible and intangible assets related to the production and distribution of Marie’s dips and dressings and Dean’s dips to Ventura Foods. We also agreed to license the Dean trademark to Ventura Foods for use on certain non-dairy dips. Our net proceeds were $189.9 million. The sale of these brands was part of our strategy to focus on our core dairy and branded businesses.

Spin-off of TreeHouse — On January 25, 2005, we formed TreeHouse. At that time, TreeHouse sold shares of common stock to certain members of a newly retained management team, who purchased 1.67% of the outstanding common stock of TreeHouse, for an aggregate purchase price of $10 million. The proceeds from this transaction were distributed to us as a dividend and are reflected within stockholders’ equity in our Consolidated Balance Sheet.

On June 27, 2005, we completed the Spin-off. Immediately prior to the Spin-off, we transferred to TreeHouse (1) the businesses previously conducted by our Specialty Foods Group segment, (2) the Mocha Mix non-dairy coffee creamer and Second Nature liquid egg substitute businesses previously conducted by WhiteWave and (3) the foodservice salad dressings businesses previously conducted by the Dairy Group and WhiteWave. The Spin-off was affected by means of a share dividend of the TreeHouse common stock held by us to our stockholders of record on June 20, 2005 (the “Record Date”). In the distribution, our stockholders received one share of TreeHouse common stock for every five shares of our common stock held by them on the Record Date.

Other — In 2006, we recognized a $4.8 million gain from the favorable resolution of contingencies related to prior discontinued operations.

Net sales and income before taxes generated by discontinued operations were as follows:

	Year Ended December 31(1)
	2006	2005
	(In thousands)

Net sales	$240,470	$725,602
Income (loss) before taxes(2)	(52,842)	25,524

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Interest expense of $4.8 million in the year ended December 31, 2006 was allocated to our Iberian discontinued operations based on the net assets of our discontinued operations relative to our total net assets. Interest expense

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $9.2 million and $10.6 million in the years ended December 31, 2005 and 2004, respectively, was allocated to our Iberian operations and Marie’s dips and dressings and Dean’s dips discontinued operations based on the net assets of our discontinued operations relative to our total net assets.

Major classes of assets and liabilities of discontinued operations included in our Consolidated Balance Sheets at December 31, 2006 are as follows:

(In thousands)
Current assets	$14,255
Other non-current assets	5,725
Current liabilities	8,791

Divestitures

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado for cash proceeds of approximately $1.5 million. We recorded a pre-tax loss of $1.7 million on the sale. Such loss is included within other operating expense. The historical sales and contribution margin of these operations were not material.

3.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $264.0 million, $284.4 million and $324.1 million on products purchased from CCC for the years ended December 31, 2007, 2006 and 2005, respectively.

4.	INVENTORIES

Inventories at years ended December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
	(In thousands)

Raw materials and supplies	$172,099	$173,208
Finished goods	207,674	187,546

Total	$379,773	$360,754

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31
	2007	2006
	(In thousands)

Land	$180,441	$176,425
Buildings and improvements	795,281	749,163
Machinery and equipment	1,959,566	1,800,868

Construction in progress	79,618	91,160

	3,014,906	2,817,616
Less accumulated depreciation	(1,216,528)	(1,030,709)

Total	$1,798,378	$1,786,907

For 2007 and 2006, we capitalized $2.0 million and $3.4 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

6.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Dairy Group	WhiteWave	Total
		(In thousands)

Balance at December 31, 2005	$2,400,843	$522,097	$2,922,940
Purchase accounting adjustments	(3,303)	12,629	9,326
Acquisitions	10,873	—	10,873

Balance at December 31, 2006	2,408,413	534,726	2,943,139
Purchase accounting adjustments	(1,148)	—	(1,148)
Acquisitions (divestitures)	76,380	(625)	75,755

Balance at December 31, 2007	$2,483,645	$534,101	$3,017,746

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2007 and 2006 are as follows:

	December 31
	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(In thousands)

Intangible assets with indefinite lives:
Trademarks	$517,756	$—	$517,756	$505,417	$—	$505,417
Intangible assets with finite lives:
Customer-related and other	98,273	(27,621)	70,652	72,789	(21,490)	51,299

Total	$616,029	$(27,621)	$588,408	$578,206	$(21,490)	$556,716

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets for the years ended December 31, 2007, 2006 and 2005 was $6.3 million, $6.2 million and $6.1 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$7.2 million
2009	7.1 million
2010	7.0 million
2011	5.2 million
2012	4.8 million

Our goodwill and intangible assets have resulted primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

A trademark is recorded with an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark is based on a number of factors including the competitive environment, trademark history and anticipated future trademark support. Our trademarks that have been determined to have finite lives are not material.

In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2007, 2006 and 2005 annual impairment tests of goodwill indicated no impairments. Our 2007 and 2006 annual impairment tests of intangibles with indefinite lives indicated impairment on perpetual trademarks for regional brands in our Dairy Group as a result of the decision to close facilities and shift customers from one regional brand to another. In 2007 and 2006, we recognized an immaterial impairment charge related to these trademarks which is included within amortization of intangibles in the consolidated statements of income. Our 2005 annual impairment tests of intangibles with indefinite lives indicated no impairment.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is based on discounted future cash flows.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrual expenses at years ended December 31, 2007 and 2006 consisted of the following:

	December 31
	2007	2006
	(In thousands)

Accounts payable	$556,919	$463,965
Payroll and benefits	103,246	123,507
Health insurance, workers’ compensation and other insurance costs	73,310	84,988
Other accrued liabilities	173,795	149,662

Total	$907,270	$822,122

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

The following table presents the 2007, 2006 and 2005 provisions for income taxes:

	Year Ended December 31
	2007(1)	2006(2)	2005(3)
	(In thousands)

Federal	$64,071	$96,245	$113,025
State	6,378	12,183	14,514
Foreign	959	517	853
Deferred income taxes	12,599	66,505	35,506

Total	$84,007	$175,450	$163,898

(1)	Excludes $700,000 income tax benefit related to discontinued operations.

(2)	Excludes $12.0 million income tax benefit related to discontinued operations.

(3)	Excludes $53.1 million income tax expense related to discontinued operations and $900,000 income tax benefit related to cumulative effect of accounting change.

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Tax expense at statutory rate of 35%	$75,064	$159,500	$147,192
State income taxes	8,834	12,455	11,903
Change in valuation allowance	(976)	(1,036)	(481)
Nondeductible compensation	2,010	3,256	4,603
Favorable tax settlement	—	(259)	(1,709)
Other	(925)	1,534	2,390

Total	$84,007	$175,450	$163,898

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2007(1)	2006
	(In thousands)

Deferred income tax assets:
Accrued liabilities	$163,771	$162,805
Stock options	29,674	27,026
Asset valuation reserves	22,262	16,910
Derivative instruments	25,663	—
Net operating loss carryforwards	10,747	12,797
State and foreign tax credits	11,182	10,173
Other	5,682	—
Valuation allowances	(8,695)	(9,671)

	260,286	220,040
Deferred income tax liabilities:
Depreciation and amortization	(588,323)	(566,521)
Basis differences in unconsolidated affiliates	(25,334)	(23,214)
Derivative instruments	—	(9,951)
Other	—	(6,915)

	(613,657)	(606,601)

Net deferred income tax liability	$(353,371)	$(386,561)

(1)	Includes $22.0 million of deferred tax assets related to implementation of FIN 48.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2007	2006
	(In thousands)

Current assets	$128,841	$117,991
Noncurrent liabilities	(482,212)	(504,552)

Total	$(353,371)	$(386,561)

At December 31, 2007, we had approximately $11.2 million of state and foreign tax credits available for carryover to future years. The credits are subject to certain limitations and begin to expire in 2010.

A valuation allowance of $8.7 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to state net operating loss and credit carryforwards and foreign tax credit carryforwards will be realized prior to expiration. Our valuation allowance decreased $1.0 million in 2007 for expected realization of state net operating loss and credit carryforwards not previously recognized.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in other long-term liabilities in our Consolidated Balance Sheets:

(in thousands)
Balance at January 1, 2007 (adoption)	$41,596
Increases in tax positions for current year	3,294
Increases in tax positions for prior years	4,712
Decreases in tax positions for prior years	(1,422)
Settlement of tax matters	(1,697)
Lapse of applicable statute of limitations	(394)

Balance at December 31, 2007	$46,089

Of the balance at December 31, 2007, $20.2 million would impact our effective tax rate, $1.3 million would be recorded in discontinued operations, and $2.6 million would reduce goodwill if recognized. The remaining $22.0 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

Consistent with periods prior to the adoption of FIN 48, we recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. Income tax expense for 2007 included interest expense, net of tax benefit, of $2.8 million and our liability for uncertain tax positions included accrued interest of $7.9 million at December 31, 2007.

Our U.S. federal income tax returns for the years 2004 and 2005 are currently under examination by the Internal Revenue Service. We expect the examination of these years to be completed no earlier that the first quarter of 2009. The IRS also has notified us that they will begin the examination of our 2006 U.S. federal income tax return in 2008 with completion expected no earlier that the second quarter of 2009. State income tax returns are generally

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subject to examination for a period of 3 to 5 years after filing. We have various state income tax returns in the process of examination or appeals.

9.	LONG-TERM DEBT

	December 31
	2007		2006
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
		(Dollars in thousands)

Dean Foods Company debt obligations:
Senior credit facility	$3,836,800	6.44%	$1,757,250	5.99%
Senior notes	498,258	7.00	498,112	7.00

	4,335,058		2,255,362
Subsidiary debt obligations:
Senior notes	325,973	6.625-6.90	572,037	6.625-8.15
Receivables-backed facility	600,000	6.00	512,500	5.68
Capital lease obligations and other	11,320		15,952

	937,293		1,100,489

	5,272,351		3,355,851
Less current portion	(25,246)		(483,658)

Total long-term portion	$5,247,105		$2,872,193

The scheduled maturities of long-term debt, at December 31, 2007, were as follows (in thousands):

2008	$25,246
2009	387,400
2010	843,622
2011	862,330
2012	831,378
Thereafter	2,348,144

Subtotal	5,298,120
Less discounts	(25,769)

Total outstanding debt	$5,272,351

Senior Credit Facility — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15 per share special cash dividend. We entered into an amended and restated credit agreement that consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At December 31, 2007, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, $1.79 billion under the senior secured term loan B, and $550.3 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $174.0 million were issued but undrawn. At December 31, 2007, approximately $775.7 million was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of December 31, 2007, this leverage ratio was 5.95 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. This reduced leverage ratio could limit our ability to incur additional debt under our senior secured credit facility. Failure to comply with the leverage ratio could create a default under our senior secured credit facility and under our receivables facility.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points.

In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the revolving credit facility that ranges from 12.5 to 37.5 basis points, depending on our Leverage Ratio (as defined under our credit agreement dated April 2, 2007).

The completion of the new senior credit facility resulted in the write-off of $13.5 million of financing costs in the second quarter of 2007.

The senior credit facility prior to the new senior credit facility entered into on April 2, 2007 provided for a $1.5 billion revolving credit facility and $1.5 billion term loan. At December 31, 2006 there were outstanding term loan borrowings of $1.44 billion under the senior credit facility and $313.5 million outstanding under the revolving line of credit. Letters of credit in the aggregate amount of $136.6 million were issued but undrawn as of December 31, 2006.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at December 31, 2007 was $498.3 million.

Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. The outstanding notes carry the following interest rates and maturities:

•	$195.6 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$130.4 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. This facility was amended and restated on April 2, 2007, which extended the facility termination date from November 15, 2009 to March 30, 2010. During 2007, we made net borrowings of $87.5 million on this facility. This facility was fully drawn at December 31, 2007. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 6.00% at December 31, 2007. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt include various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes our various interest rate agreements in effect as of December 31, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2008 — 2012	2,950

(1)	The notional amount of the swap amortizes by $150 million on March 31, 2008, and then by $500 million, $800 million, and $250 million annually each March 31 thereafter until termination on March 30, 2012.

The following table summarizes our various interest rate agreements in effect as of December 31, 2006:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.81% to 4.84%	December 2007	$500
4.07% to 4.27%	December 2010	450

These swaps are required to be recorded as an asset or liability on our Consolidated Balance Sheets at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense.

As of December 31, 2007 and 2006, our derivative asset and liability balances were:

	December 31
	2007	2006
	(In thousands)

Current derivative asset	$—	$6,525
Long-term derivative asset	—	8,322

Total derivative asset	$—	$14,847

Current derivative liability	$(24,750)	$—
Long-term derivative liability	(57,278)	—

Total derivative liability	$(82,028)	$—

There was no hedge ineffectiveness for the years ended 2007, 2006 and 2005. Approximately $9.8 million and $7.5 million of gains (net of tax) and $8.5 million of losses (net of tax) were reclassified to interest expense from other comprehensive income during the years ended 2007, 2006 and 2005, respectively. We estimate that $15.7 million of net derivative losses (net of tax) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will offset a portion of the lower anticipated interest expense over the next 12 months on our variable rate debt based upon present interest rate levels and the currently prevailing forward outlook on interest rates.

We are exposed to market risk under these arrangements due to the possibility of interest rates on the credit facilities rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantor Information — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally, joint and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

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

	Condensed Consolidating Balance Sheet as of December 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$601	$26,557	$5,397	$—	$32,555
Receivables, net	162	14,723	898,189	—	913,074
Income tax receivable	15,504	2,381	—	—	17,885
Inventories	—	379,773	—	—	379,773
Intercompany receivables	1,312,750	4,247,006	357,341	(5,917,097)	—
Other current assets	109,844	78,843	10	—	188,697

Total current assets	1,438,861	4,749,283	1,260,937	(5,917,097)	1,531,984
Property, plant and equipment, net	197	1,786,063	12,118	—	1,798,378
Goodwill	—	3,017,746	—	—	3,017,746
Identifiable intangible and other assets	69,971	614,218	1,059	—	685,248
Investment in subsidiaries	7,103,613	—	—	(7,103,613)	—

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,179	$844,886	$205	$—	$907,270
Other current liabilities	(232)	441	(209)	—	—
Intercompany notes	3,652,553	1,670,913	593,631	(5,917,097)	—
Current portion of long-term debt	18,000	7,246	—	—	25,246

Total current liabilities	3,732,500	2,523,486	593,627	(5,917,097)	932,516
Long-term debt	4,317,059	330,046	600,000	—	5,247,105
Other long-term liabilities	511,816	290,302	350	—	802,468
Total stockholders’ equity	51,267	7,023,476	80,137	(7,103,613)	51,267

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet as of December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$579	$26,254	$4,307	$—	$31,140
Receivables, net	301	32,720	766,017	—	799,038
Intercompany receivables	126,707	2,702,858	309,747	(3,139,312)	—
Inventories	—	360,754	—	—	360,754
Other current assets	105,882	82,456	20	—	188,358

Total current assets	233,469	3,205,042	1,080,091	(3,139,312)	1,379,290
Property, plant and equipment, net	608	1,767,734	18,565	—	1,786,907
Goodwill	—	2,943,048	91	—	2,943,139
Identifiable intangible and other assets	54,410	586,443	4	—	640,857
Investment in subsidiaries	6,507,028	—	—	(6,507,028)	—
Assets of discontinued operations	—	—	19,980	—	19,980

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,077	$782,507	$538	$—	$822,122
Other current liabilities	28,347	2,295	134	—	30,776
Intercompany notes	2,194,952	437,725	506,635	(3,139,312)	—
Current portion of long-term debt	225,000	258,658	—	—	483,658

Total current liabilities	2,487,376	1,481,185	507,307	(3,139,312)	1,336,556
Long-term debt	2,030,362	329,331	512,500	—	2,872,193
Other long-term liabilities	468,378	274,856	—	—	743,234
Liabilities of discontinued operations	—	—	8,791	—	8,791
Total stockholders’ equity	1,809,399	6,416,895	90,133	(6,507,028)	1,809,399

Total	$6,795,515	$8,502,267	$1,118,731	$(9,646,340)	$6,770,173

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for
	the Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$11,811,391	$10,512	$—	$11,821,903
Cost of sales	—	9,076,408	7,910	—	9,084,318

Gross profit	—	2,734,983	2,602	—	2,737,585
Selling and distribution	—	1,720,761	856	—	1,721,617
General and administrative	4,756	419,471	2,035	—	426,262
Facility closing, reorganization, and other costs	464	35,645	—	—	36,109
Interest expense	267,442	65,727	33	—	333,202
Other (income) expense, net	6,232	401	(707)	—	5,926
Income from subsidiaries	(493,363)	—	—	493,363	—

Income (loss) from continuing operations before income taxes	214,469	492,978	385	(493,363)	214,469
Income taxes	84,007	188,445	114	(188,559)	84,007

Income (loss) from continuing operations	130,462	304,533	271	(304,804)	130,462
Income from discontinued operations, net of tax	—	—	891	—	891

Net income (loss)	$130,462	$304,533	$1,162	$(304,804)	$131,353

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Income for
	the Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$10,088,080	$10,475	$—	$10,098,555
Cost of sales	—	7,350,026	8,650	—	7,358,676

Gross profit	—	2,738,054	1,825	—	2,739,879
Selling and distribution	—	1,648,191	669	—	1,648,860
General and administrative	5,725	407,225	2,258	—	415,208
Facility closing, reorganization, and other costs	—	25,116	—	—	25,116
Interest expense	120,679	74,308	(440)	—	194,547
Other (income) expense, net	(14)	377	72	—	435
Income from subsidiaries	(582,103)	—	—	582,103	—

Income (loss) from continuing operations before income taxes	455,713	582,837	(734)	(582,103)	455,713
Income taxes	175,450	222,732	(293)	(222,439)	175,450

Income (loss) from continuing operations	280,263	360,105	(441)	(359,664)	280,263
Loss on sale of discontinued operations, net of tax	—	(379)	(1,599)	—	(1,978)
Loss from discontinued operations, net of tax	—	(2,440)	(50,431)	—	(52,871)

Net income (loss)	$280,263	$357,286	$(52,471)	$(359,664)	$225,414

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Income for
	the Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$10,168,883	$5,835	$—	$10,174,718
Cost of sales	—	7,586,940	4,608	—	7,591,548

Gross profit	—	2,581,943	1,227	—	2,583,170
Selling and distribution	—	1,580,458	570	—	1,581,028
General and administrative	1,337	384,249	1,010	—	386,596
Facility closing, reorganization, and other costs	—	35,451	—	—	35,451
Interest expense	81,594	76,835	1,801	—	160,230
Other (income), net	(8)	(263)	(412)	—	(683)
Income from subsidiaries	(503,471)	—	—	503,471	—

Income (loss) from continuing operations before income taxes	420,548	505,213	(1,742)	(503,471)	420,548
Income taxes	163,898	194,630	(658)	(193,972)	163,898

Income (loss) from continuing operations	256,650	310,583	(1,084)	(309,499)	256,650
Gain on sale of discontinued operations, net of tax	—	38,763	—	—	38,763
Gain (loss) from discontinued operations, net of tax	—	17,847	(3,054)	—	14,793
Cumulative effect of accounting change, net of tax	—	(1,552)	—	—	(1,552)

Net income (loss)	$256,650	$365,641	$(4,138)	$(309,499)	$308,654

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for
	the Year Ended December 31, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(187,500)	$670,031	$(132,281)	$350,250
Additions to property, plant and equipment	(820)	(240,288)	(340)	(241,448)
Cash outflows for acquisitions	(132,204)	—	—	(132,204)
Net proceeds from divestitures	12,241	—	—	12,241
Proceeds from sale of fixed assets	—	13,726	6,466	20,192

Net cash provided by (used in) investing activities	(120,783)	(226,562)	6,126	(341,219)
Proceeds from issuance of debt	1,912,500	—	—	1,912,500
Repayment of debt	(69,750)	(267,130)	—	(336,880)
Net proceeds from revolver and receivables-backed facility	236,800	—	87,500	324,300
Payments of financing costs	(31,281)	—	—	(31,281)
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Issuance of common stock	48,114	—	—	48,114
Tax savings on share-based compensation	18,369	—	—	18,369
Net change in intercompany balances	136,291	(176,036)	39,745	—

Net cash provided by (used in) financing activities	308,305	(443,166)	127,245	(7,616)

Increase (decrease) in cash and cash equivalents	22	303	1,090	1,415
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$601	$26,557	$5,397	$32,555

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for
	the Year Ended December 31, 2006
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(488,275)	$1,038,833	$10,660	$561,218
Additions to property, plant and equipment	(2,435)	(229,721)	(5,086)	(237,242)
Cash outflows for acquisitions	(17,244)	—	—	(17,244)
Net proceeds from divestitures	95,982	—	—	95,982
Proceeds from sale of fixed assets	—	6,190	—	6,190
Other	—	—	(15,151)	(15,151)

Net cash provided by (used in) investing activities	76,303	(223,531)	(20,237)	(167,465)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(501,350)	(9,612)	(40,511)	(551,473)
Payments of financing costs	(6,974)	—	—	(6,974)
Issuance of common stock	32,311	—	—	32,311
Tax savings on share-based compensation	31,211	—	—	31,211
Redemption of common stock	(400,062)	—	—	(400,062)
Net change in intercompany balances	759,145	(798,112)	38,967	—
Other	—	—	9,898	9,898

Net cash provided by (used in) financing activities	412,301	(807,724)	8,354	(387,069)

Increase (decrease) in cash and cash equivalents	329	7,578	(1,223)	6,684
Cash and cash equivalents, beginning of period	249	18,677	5,530	24,456

Cash and cash equivalents, end of period	$578	$26,255	$4,307	$31,140

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for
	the Year Ended December 31, 2005
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(49,675)	$671,635	$(66,184)	$555,776
Additions to property, plant and equipment	(681)	(282,697)	(3,751)	(287,129)
Cash outflows for acquisitions	(1,378)	—	—	(1,378)
Net proceeds from divestitures	189,862	—	—	189,862
Proceeds from sale of fixed assets	—	6,157	2,200	8,357
Other	—	(7,875)	(19,557)	(27,432)

Net cash provided by (used in) investing activities	187,803	(284,415)	(21,108)	(117,720)
Proceeds from issuance of debt	227,500	—	48,400	275,900
Repayment of debt	(1,250)	(114,413)	(2,891)	(118,554)
Payments of financing costs	(4,279)	—	—	(4,279)
Issuance of common stock	57,718	—	—	57,718
Tax savings on share-based compensation	20,614	—	—	20,614
Redemption of common stock	(699,878)	—	—	(699,878)
Net change in intercompany balances	261,522	(289,609)	28,087	—
Other	—	11,153	18,369	29,522

Net cash provided by (used in) financing activities	(138,053)	(392,869)	91,965	(438,957)

Increase (decrease) in cash and cash equivalents	75	(5,649)	4,673	(901)
Cash and cash equivalents, beginning of period	174	24,326	857	25,357

Cash and cash equivalents, end of period	$249	$18,677	$5,530	$24,456

10.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $.01 per share.

Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15 per share special cash dividend. In connection with the dividend, we recorded a charge to retained earnings equal to the retained earnings balance at the date of the dividend with the excess charged to additional paid-in capital.

Stock Award Plans — As of December 31, 2007 we had three award plans with shares remaining available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million shares and 6 million respectively. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements.

Under our stock award plans, we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their director’s fees in the form of restricted stock in lieu of cash.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted. In general, employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. All unvested options vest immediately upon a change of control or in certain cases upon death or qualified disability. Each non-employee director receives an immediately vested option to purchase 7,500 shares of common stock on June 30 of each year.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2007	2006	2005

Expected volatility	25%	25%	25%
Expected dividend yield	0%	0%	0%
Expected option term	4.5 years	4.5 years	4.5 years
Risk-free rate of return	3.28 to 5.07%	4.28 to 5.10%	3.63 to 4.27%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not historically declared or paid a cash dividend on our common stock. However, on April 2, 2007, we declared a special cash dividend of $15 per share. We have no current plans to pay a cash dividend in the future.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during the years ended December 31, 2007, 2006 and 2005:

		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
	Options	Exercise Price	Contractual Life	Value

Options outstanding at January 1, 2005	16,847,721	$20.32
Granted(1)	2,466,594	28.90
Adjustment to options granted prior to December 31, 2004 and outstanding at the time of the Spin-off(1)	2,016,291	18.14
Cancelled(2)	(343,241)	28.22
Exercised	(3,128,082)	18.16

Options outstanding at December 31, 2005	17,859,283	18.87
Granted	2,686,305	37.77
Cancelled(2)	(857,571)	19.17
Exercised	(4,365,619)	15.63

Options outstanding at December 31, 2006	15,322,398	23.09
Granted(3)	3,549,541	29.97
Adjustment to options granted prior to December 31, 2006 and outstanding at the time of the special cash dividend(3)	6,707,790	15.89
Cancelled(2)	(309,178)	25.83
Exercised	(3,253,888)	14.33

Options outstanding at December 31, 2007	22,016,663	18.40	5.52	$178,453,084

Options exercisable at December 31, 2005	12,935,984	16.07
Options exercisable at December 31, 2006	10,780,307	18.75
Options exercisable at December 31, 2007	15,765,968	14.95	4.53	172,749,232

(1)	The number and exercise prices of certain options outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the options before and after the Spin-off.

(2)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

(3)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at December 31, 2007:

	Options Outstanding
		Weighted-Average		Options Exercisable
Range of	Number	Remaining	Weighted-Average	Number	Weighted-Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$6.56 to $9.50	2,210,113	2.38	$8.06	2,210,113	$8.06
$9.94 to $11.48	538,999	2.23	10.65	538,999	10.65
$11.69	4,317,057	3.82	11.69	4,317,057	11.69
$11.77 to $14.24	531,721	3.90	13.99	531,721	13.99
$14.25	2,535,314	4.68	14.25	2,535,314	14.25
$14.87 to $18.30	3,921,002	6.23	18.07	3,297,850	18.02
$18.84 to $25.44	1,112,523	7.64	23.25	745,210	22.86
$25.68	2,960,915	6.01	25.68	1,165,768	25.68
$25.81 to $29.41	772,794	8.70	26.51	281,419	26.14
$30.11 to $31.90	3,116,225	8.70	30.28	142,517	30.94

The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $12.22 per share, $11.00 per share and $8.13 per share, respectively, and the total intrinsic value of options exercised during the same periods was $65.1 million, $100.6 million and $58.6 million, respectively. The fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $20.8 million, $24.9 million and $42.3 million, respectively.

During the years ended December 31, 2007, 2006 and 2005, we recognized stock option expense of $22.9 million, $21.5 million and $24.7 million, respectively, and an income tax benefit related to stock option expense of $7.2 million, $6.1 million and $5.8 million, respectively.

During the year ended December 31, 2007, cash received from stock option exercises was $46.6 million and the total cash benefit for tax deductions to be realized for these option exercises was $22.6 million.

At December 31, 2007, there was $29.4 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 1.1 years.

Restricted Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A restricted stock unit represents the right to receive one share of common stock in the future. Restricted stock units have no exercise price. Restricted stock units granted to employees generally vest ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price, a change of control, or in certain cases upon death or qualified disability. Stock units granted to non-employee directors vest ratably over three years.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock unit activity during the years ended December 31, 2007, 2006 and 2005:

	Employees	Directors	Total

Stock units outstanding at January 1, 2005	950,500	50,150	1,000,650
Stock units issued	433,550	25,500	459,050
Shares issued	(461,809)	(17,117)	(478,926)
Adjustment to stock units outstanding at the time of the Spin-off(1)	198,411	9,241	207,652
Stock units cancelled or forfeited(2)	(295,404)	—	(295,404)

Stock units outstanding at December 31, 2005	825,248	67,774	893,022
Stock units issued	460,750	25,500	486,250
Shares issued	(334,023)	(23,598)	(357,621)
Stock units cancelled or forfeited(2)	(177,714)	—	(177,714)

Stock units outstanding at December 31, 2006	774,261	69,676	843,937
Stock units issued	536,370	22,950	559,320
Shares issued	(528,547)	(46,471)	(575,018)
Adjustment to stock units outstanding at the time of special cash dividend(3)	471,691	32,708	504,399
Stock units cancelled or forfeited(2)	(113,623)	—	(113,623)

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015

Weighted average grant date fair value	$28.30	$24.40	$28.10

(1)	Stock units outstanding at the time of the Spin-off were proportionately adjusted to maintain the aggregate fair value of the stock units before and after the Spin-off.

(2)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited become available for future grants.

(3)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

During the years ended December 31, 2007, 2006 and 2005, we recognized stock unit expense of $11.9 million, $15.3 million and $15.3 million, respectively, and an income tax benefit related to stock unit expense of $3.0 million, $4.4 million and $2.5 million, respectively.

The weighted-average grant date fair value of stock units granted during the years ended December 31, 2007, 2006 and 2005 was $29.98 per share, $37.78 per share and $28.24 per share, respectively. At December 31, 2007, there was $27.2 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.7 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock. Shares of restricted stock vest one-third on grant, one-third on

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the years ended December 31, 2007, 2006 and 2005:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Nonvested at January 1, 2005	32,655	$32.49
Restricted shares granted	28,586	36.31
Restricted shares vested	(31,725)	33.35

Nonvested at December 31, 2005	29,516	35.27
Restricted shares granted	28,098	39.97
Restricted shares vested	(30,029)	36.39

Nonvested at December 31, 2006	27,585	38.83
Restricted shares granted	36,518	32.21
Restricted shares vested	(32,070)	36.03

Nonvested at December 31, 2007	32,033	34.09

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

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2007. As of December 31, 2007, $218.7 million was available for repurchases under this program (excluding fees and commissions). Repurchased shares are treated as effectively retired in the Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents during each period. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Year Ended December 31
	2007	2006	2005
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$130,462	$280,263	$256,650
Denominator:
Average common shares	130,310,811	133,938,777	146,673,322
Basic EPS from continuing operations	$1.00	$2.09	$1.75
Diluted EPS computation:
Numerator:
Income from continuing operations	$130,462	$280,263	$256,650
Denominator:
Average common shares — basic	130,310,811	133,938,777	146,673,322
Stock option conversion(1)	6,590,345	5,463,791	5,736,543
Stock units	390,842	359,536	1,028,771

Average common shares — diluted	137,291,998	139,762,104	153,438,636

Diluted EPS from continuing operations	$0.95	$2.01	$1.67

(1)	Stock option conversion excludes anti-dilutive shares of 2,680,337, 2,708,364 and 123,560 at December 31, 2007, 2006 and 2005, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income plus all other changes in equity from non-owner sources. The amount of income tax (expense) benefit allocated to each component of other comprehensive income for December 31, 2007 and 2006 are included below.

	Pre-Tax
	Income	Tax Benefit	Net
	(Loss)	(Expense)	Amount
	(In thousands)

Accumulated other comprehensive income (loss), December 31, 2005	$(49,547)	$23,614	$(25,933)
Cumulative translation adjustment	(10,336)	—	(10,336)
Net change in fair value of derivative instruments	14,002	(5,265)	8,737
Amounts reclassified to income statement related to derivatives	(11,854)	4,399	(7,455)
Minimum pension liability adjustment	6,454	(2,451)	4,003

Adjustment to pension and other postretirement liability related to adoption of SFAS No. 158	(23,875)	9,072	(14,803)

Accumulated other comprehensive income (loss), December 31, 2006	(75,156)	29,369	(45,787)
Cumulative translation adjustment	534	—	534
Net change in fair value of derivative instruments	(81,556)	29,490	(52,066)
Amounts reclassified to income statement related to derivatives	(15,920)	6,241	(9,679)

Pension liability adjustment	31,155	(11,959)	19,196

Accumulated other comprehensive income (loss), December 31, 2007	$(140,943)	$53,141	$(87,802)

The components of accumulated other comprehensive income (loss) at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Cumulative translation adjustment	$2,457	$1,922
Fair value of derivative instruments, net of tax	(51,218)	10,527
Pension and other postretirement liability adjustment, net of tax	(39,041)	(58,236)

Total accumulated other comprehensive income (loss)	$(87,802)	$(45,787)

13.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2007, 2006 and 2005, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Defined benefit plans	$5,346	$8,074	$11,506
Defined contribution plans	25,492	23,806	22,219
Multi-employer pension and certain union plans	27,164	27,231	23,939

Total	$58,002	$59,111	$57,664

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

Included in accumulated other comprehensive income at December 31, 2007 and 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $562,000 ($342,000 net of tax) and $675,000 ($420,000 net of tax), unrecognized prior service costs of $9.5 million ($5.8 million net of tax) and $9.7 million ($6.1 million net of tax) and unrecognized actuarial losses of $45.9 million ($27.9 million net of tax) and $73.1 million ($45.6 million net of tax). The transition obligation, prior service costs, and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2008 are $112,000 ($68,000 net of tax), $890,000 ($541,000 net of tax), and $2.0 million ($1.2 million net of tax), respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2007 and 2006 and the funded status of the plans at December 31, 2007 and 2006 is as follows:

	December 31
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$298,275	$295,106
Service cost	2,781	2,530
Interest cost	17,003	16,573
Plan participants’ contributions	61	—
Plan amendments	730	—
Actuarial (gain) loss	(29,926)	5,215
Benefits paid	(27,443)	(21,149)

Benefit obligation at end of year	261,481	298,275

Change in plan assets:
Fair value of plan assets at beginning of year	231,215	190,568
Actual return on plan assets	13,094	24,343
Employer contribution	24,406	37,453
Plan participants’ contributions	61	—
Benefits paid	(27,443)	(21,149)

Fair value of plan assets at end of year	241,333	231,215

Funded status at end of year	$(20,148)	$(67,060)

The underfunded status of the plans of $20.1 million at December 31, 2007 is recognized in our Consolidated Balance Sheet and includes $925,000 classified as a current accrued pension liability. No plan assets are expected to be returned to us during the year ended December 31, 2008.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2007 and 2006 follows:

	December 31
	2007	2006

Weighted average discount rate	6.40%	5.85%
Expected return on plan assets	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2007, 2006 and 2005 follows:

	Year Ended December 31
	2007	2006	2005

Weighted average discount rate	5.85%	5.75%	5.75%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Components of net periodic pension cost:
Service cost	$2,781	$2,530	$2,909
Interest cost	17,003	16,573	17,003
Expected return on plan assets	(18,724)	(15,783)	(15,698)
Amortizations:
Unrecognized transition obligation	112	111	107
Prior service cost	891	850	628
Unrecognized net loss	2,846	3,443	3,010
Effect of settlement	437	350	3,547

Net periodic benefit cost	$5,346	$8,074	$11,506

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2007	2006
	(In millions)

Projected benefit obligation	$260.0	$296.7
Accumulated benefit obligation	256.9	292.3
Fair value of plan assets	239.4	229.6

The accumulated benefit obligation for all defined benefit plans was $258.4 million and $293.9 million at December 31, 2007 and 2006, respectively.

Substantially all of our qualified pension plans are consolidated into one master trust. We retained investment consultants to assist our Investment Committee with the transition of the plans’ assets to the master trust and to help our Investment Committee formulate a long-term investment policy for the master trust. Our current asset mix guidelines under our investment policy target equities at 65% to 75% of the portfolio and fixed income at 25% to 35%. At December 31, 2007, our master trust was invested as follows: equity securities and limited partnerships — 68%; fixed income securities — 30%; and cash and cash equivalents — 2%.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plan weighted average asset allocations at December 31, 2007 and 2006 by asset category were as follows:

	December 31
Asset Category	2007	2006

Equity securities and limited partnerships	68%	71%
Fixed income securities	30	26
Cash and cash equivalents	2	3

Total	100%	100%

Equity securities of the plan did not include any investment in our common stock at December 31, 2007 or 2006.

We expect to contribute $22.5 million to the pension plans in 2008. Estimated pension plan benefit payments for the next ten years are as follows:

2008	$17.9 million
2009	18.1 million
2010	17.9 million
2011	18.1 million
2012	18.9 million
Next five years	100.5 million

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

Effective October 1, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the unfunded portion (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligations) of our defined benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Prior to our adoption of SFAS No. 158, no other comprehensive income was recognized in our Consolidated Balance Sheets for our postretirement benefits other than pensions. Included in accumulated other

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income at December 31, 2007 and 2006 are the following amounts that have not yet been recognized in net periodic benefit cost: negative unrecognized prior service costs of $69,000 ($42,000 net of tax) and $512,000 ($319,000 net of tax) and unrecognized actuarial losses of $1.1 million ($669,000 net of tax) and $10.5 million ($6.5 million net of tax). The negative prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2008 is negative $69,000 ($42,000 net of tax) and $840,000 ($511,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2007	2006
	(In thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$29,317	$27,397
Service cost	1,430	1,062
Interest cost	1,646	1,496
Actuarial (gain) loss	(2,623)	1,788
Benefits paid	(2,014)	(2,426)

Benefit obligation at end of year	27,756	29,317
Fair value of plan assets at end of year	—	—

Funded status	$(27,756)	$(29,317)

The unfunded portion of the liability of $27.8 million at December 31, 2007 is recognized in our Consolidated Balance Sheet and includes $2.3 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2007 and 2006 as follows:

	December 31
	2007	2006

Healthcare inflation:
Initial rate	9.00%	12.00%
Ultimate rate	5.40%	5.05%
Year of ultimate rate achievement	2012	2011
Weighted average discount rate	6.40%	5.85%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Healthcare inflation:
Initial rate	12.00%	12.00%	10.00%
Ultimate rate	5.05%	5.05%	5.09%
Year of ultimate rate achievement	2011	2010	2009
Weighted average discount rate	5.85%	5.75%	5.75%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Components of net periodic benefit cost:
Service and interest cost	$3,077	$2,558	$2,111
Amortizations:
Prior service cost	(69)	(69)	(69)
Unrecognized net loss	1,064	941	284

Net periodic benefit cost	$4,072	$3,430	$2,326

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$256	$(232)
Effect on postretirement obligation	1,781	(3,105)

We expect to contribute $2.3 million to the postretirement health care plans in 2008. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2008	$2.3 million
2009	2.6 million
2010	2.8 million
2011	3.0 million
2012	3.1 million
Next five years	18.5 million

15.	FACILITY CLOSING AND REORGANIZATION COSTS

We recorded net facility closing and reorganization costs of $34.4 million, $25.1 million, and $35.5 million during 2007, 2006, and 2005, respectively. Those costs included the following types of cash and non-cash charges:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of the decision to close a facility. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approved plans within our multi-year initiatives and related charges, are summarized as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
	(In thousands)

Closure of facilities(1)	$8,177	$21,472	$22,704
Workforce reductions within the Dairy Group segment resulting from:
Realignment of finance and transaction processing activities(2)	6,291	600	—
Management realignment(3)	10,555	—	—
Broad-based reduction of facility and distribution personnel(4)	9,398	—	—
Other(5)	—	3,044	12,747

Total	$34,421	$25,116	$35,451

(1)	Charges primarily relate to the closure of the Dairy Group segment facilities in Madison, Wisconsin; San Leandro and South Gate, California; Westwego, Louisiana; Pocatello, Idaho; Union, New Jersey; Albuquerque, New Mexico; Akron, Ohio; Detroit, Michigan; and Union, New Jersey. We expect to incur additional charges related to these facility closures of $3.4 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $6.9 million of workforce reduction costs since the inception of this initiative and anticipate incurring $3.1 million of additional costs through the end of 2008 related to activities currently being transitioned to the regional facilities. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(3)	In 2007, we began realigning management positions within the Dairy Group to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the Dairy Group. These positions will not be replaced. Since the inception of this initiative, we have incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on shared-based compensation.

(4)	In 2007, we approved a plan to reduce the Dairy Group’s manufacturing and distribution workforce by approximately 600-700 positions. The decision to reduce employment is part of our multi-year productivity initiative to increase efficiency and capability of the Dairy Group operations. We have incurred $9.4 million of workforce reduction costs related to the elimination of these positions. We do not anticipate any future costs.

(5)	Charges related primarily to the reorganization within the WhiteWave segment including consolidating the operations of the three distinct operating units: WhiteWave, Horizon Organic, and Dean National Brand Group; and the consolidation of certain activities within the Dairy Group. We do not anticipate any future costs related to this initiative.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for 2007 and 2006 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued			Accrued			Accrued
	Charges at			Charges at			Charges at
	December 31,			December 31,			December 31,
	2005	Charges	Payments	2006	Charges	Payments	2007
	(In thousands)

Cash charges:
Workforce reduction costs	$8,302	$4,954	$(8,934)	$4,322	$22,974	$(14,234)	$13,062
Shutdown costs	209	4,895	(5,088)	16	2,809	(2,806)	19
Lease obligations after shutdown	2,072	1,123	(1,882)	1,313	181	(1,451)	43
Settlement of contracts	724	45	(769)	—	—	—	—
Other	470	1,991	(2,245)	216	2,634	(2,762)	88

Subtotal	$11,777	13,008	$(18,918)	$5,867	28,598	$(21,253)	$13,212

Noncash charges:
Acceleration of non-vested share-based compensation		—			3,369
Write-down of assets(1)		12,108			2,454

Total charges		$25,116			$34,421

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at December 31, 2007 was $14.1 million. We are marketing these properties for sale.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building, and product innovation. These initiatives will require investments in people, systems, tools, and facilities. As a direct result of these initiatives, over the next several years, we will incur facility closing and reorganization costs including:

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Cash paid for interest and financing charges, net of capitalized interest	$329,902	$184,902	$161,580
Cash paid for taxes	80,817	63,037	166,224
Other noncash transactions:
Stock dividend related to the Spin-off	—	—	(492,613)

17.	COMMITMENTS AND CONTINGENCIES

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

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $350,000 for medical claims to $2.0 million for casualty claims. We believe that we have established adequate reserves to cover these claims. At December 31, 2007 and 2006, we recorded accrued liabilities related to these retained risks of $180.4 million and $172.9 million, respectively, including both current and long-term liabilities.

During 2005, we experienced operational disruptions in our Dairy Group segment caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration of our property. During 2007 and 2006, we received $4.6 million and $5.8 million, respectively, in settlement of a portion of our business interruption claim for those twelve months. The insurance proceeds are recorded within cost of sales. The claim was settled and closed March 31, 2007.

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $133.6 million, $132.3 million and $129.0 million for 2007, 2006 and 2005, respectively.

The composition of capital leases which are reflected as property, plant and equipment in our Consolidated Balance Sheets are as follows:

	December 31
	2007	2006
	(In thousands)

Machinery and equipment	$2,550	$7,509
Less accumulated amortization	(728)	(785)

	$1,822	$6,724

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

Future minimum payments at December 31, 2007, under non-cancelable capital leases and operating leases with terms in excess of one year and purchase obligations are summarized below:

	Capital	Operating	Purchase
	Leases	Leases	Obligations
		(In thousands)

2008	$437	$112,922	$440,766
2009	307	99,565	169,086
2010	279	82,599	108,859
2011	266	66,957	28,286
2012	266	51,633	13,375
Thereafter	133	84,896	71,874

Total minimum lease payments	1,688	$498,572	$832,246

Less amount representing interest	(169)

Present value of capital lease obligations	$1,519

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings other than set forth below. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations contained in this third complaint are similar to those in the first and second complaints except that the new suit added a claim that defendants’ conduct also artificially inflated retail

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices for direct milk purchasers. Two additional class actions were filed on August 27, 2007 and October 3, 2007 in United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints. On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation ordered the consolidation of all of the pending cases to the Eastern District of Tennessee, Greenville Division. All actions on all pending cases are stayed pending an initial pretrial conference and status conference scheduled for March 11, 2008. We believe that the claims against us are without merit and we will vigorously defend the actions.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater in to the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. We are currently investigating the matter and the claims presented. At this time, it is not possible for us to predict the ultimate outcome of this matter.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” we are required to disclose an estimate of the fair value of our financial instruments as of December 31, 2007 and 2006. SFAS No. 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior credit facility and certain other debt are variable, their fair values approximate their carrying values.

We have senior notes with an aggregate face value of $350 million with fixed interest rates ranging from 6.625% to 6.9% at December 31, 2007. These notes were issued by Legacy Dean prior to our acquisition of Legacy Dean. On May 17 2006, we issued $500 million aggregate principal amount of senior notes with a fixed interest rate of 7.0%.

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

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Subsidiary senior notes	$(325,973)	$(327,750)	$(572,037)	$(604,500)
Dean Foods Company senior notes	(498,258)	(445,000)	(498,112)	(508,750)
Interest rate agreements	(82,028)	(82,028)	14,847	14,847

19.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We have two reportable segments: the Dairy Group and WhiteWave.

Our Dairy Group segment is our largest segment. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, cultured dairy products and juices, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our WhiteWave segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. WhiteWave sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores and foodservice outlets. A portion of our WhiteWave products are sold through the Dairy Group’s distribution network. Those sales, together with their related costs, are included in WhiteWave for segment reporting purposes.

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items. Our Chief Executive Officer is our chief decision maker.

Due to changes in our business strategy, primary responsibility for the Hershey® relationship was moved into the Dairy Group in the first quarter of 2007 from WhiteWave. In addition, we aligned the results related to the sales of certain foodservice products between segments. In order to present results on a comparable basis, segment results for 2006 and 2005 have been adjusted to reflect the way management evaluates performance related to the Hershey® relationship, as well as certain foodservice relationships. These changes had no impact on consolidated operating income.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	2007	2006	2005
		(In thousands)

Net sales to external customers:
Dairy Group	$10,449,378	$8,841,839	$8,999,523
WhiteWave	1,372,525	1,256,716	1,175,195

Total	$11,821,903	$10,098,555	$10,174,718

Intersegment sales:
Dairy Group	$30,151	$13,208	$76,324
WhiteWave	103,602	96,322	101,459

Total	$133,753	$109,530	$177,783

Operating income:
Dairy Group	$624,510	$684,659	$647,218
WhiteWave	118,404	132,704	109,775
Corporate	(153,208)	(141,552)	(141,447)

Segment operating income	589,706	675,811	615,546
Facility closing and reorganization costs	(34,421)	(25,116)	(35,451)
Other operating expense	(1,688)	—	—

Total	553,597	650,695	580,095
Other (income) expense:
Interest expense	333,202	194,547	160,230
Other (income) expense, net	5,926	435	(683)

Consolidated income from continuing operations before tax	$214,469	$455,713	$420,548

Depreciation and amortization:
Dairy Group	$172,549	$179,304	$190,849
WhiteWave	45,282	37,361	12,224
Corporate	14,067	11,017	11,557

Total	$231,898	$227,682	$214,630

Assets:
Dairy Group	$5,414,184	$5,141,662	$5,197,092
WhiteWave	1,347,050	1,372,946	1,308,388
Corporate	272,122	235,585	243,677
Discontinued operations	—	19,980	301,727

Total	$7,033,356	$6,770,173	$7,050,884

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007	2006	2005
	(In thousands)

Capital expenditures:
Dairy Group	$175,909	$149,381	$181,400
WhiteWave	58,092	77,275	99,994
Corporate	7,447	10,586	5,735

Total	$241,448	$237,242	$287,129

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our WhiteWave and Dairy Group segments each had a single customer that represented greater than 10% of their net sales. Approximately 17.9%, 17.7% and 15.4%, respectively, of our consolidated net sales were to that same customer in 2007, 2006 and 2005.

20.	RELATED PARTY TRANSACTIONS

Real Property Lease — We lease the land for our Franklin, Massachusetts facility from a partnership in which Alan Bernon, a member of our Board of Directors, owns a 13.45% minority interest. (The remaining interests are owned by members of Mr. Bernon’s family.) Our lease payments were approximately $785,000 in 2007 and $700,000 in 2006 and 2005.

Minority Interest in Consolidated Container Holding Company — We hold our minority interest in Consolidated Container Company through our subsidiary Franklin Plastics, Inc., in which we own an approximately 99% interest. Alan Bernon, a member of our Board of Directors, and his brother, Peter Bernon, collectively own less than 1% of Franklin Plastics, Inc.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2007 and 2006.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)

2007
Net sales	$2,629,749	$2,843,645	$3,116,796	$3,231,713
Gross profit	687,275	688,050	659,323	702,937
Income from continuing operations	63,203	28,177	6,517	32,565
Net income(1)	63,820	28,416	6,482	32,635
Earnings per common share(2):
Basic	0.50	0.22	0.05	0.25
Diluted	0.47	0.21	0.05	0.24
2006
Net sales	$2,509,041	$2,477,884	$2,517,792	$2,593,838
Gross profit	651,346	683,847	694,006	710,680
Income from continuing operations	54,694	74,795	74,498	76,276
Net income(3)	52,792	28,868	70,793	72,961
Earnings per common share(2):
Basic	0.39	0.21	0.53	0.55
Diluted	0.37	0.21	0.51	0.53

(1)	The results for the first, second, third and fourth quarters of 2007 include facility closing and reorganization costs, net of tax, of $3.5 million, $1.5 million, $11.8 million and $4.1 million, respectively.

(2)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(3)	The results for the first, second, third and fourth quarters of 2006 include facility closing and reorganization costs, net of tax, of $2.7 million, $1.8 million, $3.4 million and $7.6 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Also, as discussed in Notes 10 and 13, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 27, 2008

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During our three most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, nor any independent accountant who was engaged to audit a significant subsidiary and on whom our principal accountant expressed reliance in its report, has resigned or been dismissed.

Item 9A.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of December 31, 2007. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

Changes in Internal Control over Financial Reporting

We are currently in the process of reorganizing the Dairy Group financial reporting and certain transaction processing activities into regional centers. Other than these changes, which are ongoing, there was no change in our internal control over financial reporting in the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conclusions

Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of December 31, 2007, our Disclosure Controls were effective at the reasonable assurance level. In the fourth quarter of 2007, other than the reorganization activities within our Dairy Group as discussed above, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 48.

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dean Foods Company
Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in 2007, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

/s/  Deloitte & Touche LLP

Dallas, Texas
February 27, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers

Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 22, 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

Page

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-1
Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	F-2
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Registered Public Accounting Firm	F-51

Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
Exhibits
See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and
Chief Accounting Officer

Dated February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/s/ Gregg L. Engles Gregg L. Engles	Chief Executive Officer and Chairman of the Board	February 27, 2008

/s/ Jack F. Callahan, Jr. Jack F. Callahan, Jr.	Executive Vice President and Chief Financial Officer	February 27, 2008

/s/ Ronald L. McCrummen Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer	February 27, 2008

/s/ Alan Bernon Alan Bernon	Director	February 27, 2008

/s/ Lewis M. Collens Lewis M. Collens	Director	February 27, 2008

/s/ Tom Davis Tom Davis	Director	February 27, 2008

/s/ Stephen L. Green Stephen L. Green	Director	February 27, 2008

/s/ Janet Hill Janet Hill	Director	February 27, 2008

/s/ Joseph S. Hardin, Jr. Joseph S. Hardin, Jr.	Director	February 27, 2008

/s/ Ron Kirk Ron Kirk	Director	February 27, 2008

/s/ John S. Llewellyn, Jr. John S. Llewellyn, Jr.	Director	February 27, 2008

S-1

Name	Title	Date

/s/ John Muse John Muse	Director	February 27, 2008

/s/ Hector M. Nevares Hector M. Nevares	Director	February 27, 2008

/s/ Pete Schenkel Pete Schenkel	Director	February 27, 2008

/s/ Jim Turner Jim Turner	Director	February 27, 2008

S-2

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

Allowance for doubtful accounts deducted from accounts receivable:

		Charged to
	Balance at	(Reduction in)
	Beginning of	Costs and			Balance at
Year	Period	Expenses	Other	Deductions	End of Period
	(In thousands)

2005	$23,925	$7,800	$—	$9,660	$22,065
2006	22,065	(2,816)	524	2,703	17,070
2007	17,070	5,788	100	3,128	19,830

INDEX TO EXHIBITS

			Previously Filed as an Exhibit to and
Exhibit No.		Description	Incorporated by Reference From	Date Filed

3.1		Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002
3.2		Amended and Restated Bylaws	Quarterly Report on Form 10-Q for the quarter ended June 30, 1999	August 13, 1999
4.1		Specimen of Common Stock Certificate	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002
4.2		Rights Agreement dated March 6, 1998 among us and Harris Trust & Savings Bank, as rights agent, which includes as Exhibit A the Form of Rights Certificate	Registration Statement of Form 8-A	March 10, 1998
4.3		Amendment No. 1 to Rights Agreement dated May 26, 2004 by and between us and The Bank of New York, as rights agent	Current Report on Form 8-K	May 27, 2004
4.4		Indenture, dated as of May 15, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006
4.5		Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006
4.6		Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007
*10	.1	Eighth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.2	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005
*10	.3	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.4	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.5	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.6	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.7	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.8	Form of stock option award agreement for awards to executive officers	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

			Previously Filed as an Exhibit to and
Exhibit No.		Description	Incorporated by Reference From	Date Filed

*10	.9	Form of stock unit award agreement for awards to executive officers	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.10	Dean Foods Company Executive Severance Pay Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
*10	.11	Proprietary Information, Invention, and Non-Compete Agreement dated September 7, 2005 between us and Alan Bernon	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005
*10	.12	Employment Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005
*10	.13	Change of Control Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005
*10	.14	Proprietary Information, Inventions and Non-Compete Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005
*10	.15	Non Qualified Stock Option Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005
*10	.16	Employment Agreement dated December 2, 2005 between us and Pete Schenkel	Annual Report on Form 10-K for the year ended December 31, 2005	March 10, 2006
*10	.17	Independent Contractors and Non-Competition Agreement dated December 1, 2005 between us and Pete Schenkel	Annual Report on Form 10-K for the year ended December 31, 2005	March 10, 2006
*10	.18	Employment Agreement dated April 27, 2006 between us and Jack F. Callahan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	March 1, 2007
*10	.19	Change in Control Agreement dated May 9, 2006 between us and Jack F. Callahan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	August 9, 2006
*10	.20	Proprietary Information, Inventions and Non-Compete Agreement dated May 9, 2006 between us and Jack F. Callahan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	August 9, 2006
*10	.21	Form of Change in Control Agreement for our executive officers	Annual Report on Form 10-K for the year ended December 31, 2002	March 27, 2003
*10	.22	Form of Change in Control Agreement for certain senior officers	Annual Report on Form 10-K for the year ended December 31, 2002	March 27, 2003
*10	.23	Form of Change in Control Agreement for certain other officers	Annual Report on Form 10-K for the year ended December 31, 2002	March 27, 2003
*10	.24	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007
*10	.25	Dean Foods Company Short Term Incentive Compensation Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007
*10	.26	Employment Agreement between us and Paul Moskowitz dated May 3, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

			Previously Filed as an Exhibit to and
Exhibit No.		Description	Incorporated by Reference From	Date Filed

*10	.27	Change in Control Agreement between us and Paul Moskowitz effective June 18, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007
*10	.28	Separation and Release Agreement between us and Alan Bernon dated September 21, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007
*10	.29	Employment Agreement between us and Gregg Tanner	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007
*10	.30	Change in Control Agreement between us and Gregg Tanner effective November 5, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007
*10	.31	Proprietary Information, Inventions and Non-Compete Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007
*10	.32	Employment Agreement between us and Rick Fehr dated September 25, 2007	Filed herewith
*10	.33	Employment Agreement between us and Harrald Kroeker dated January 14, 2008	Filed herewith
*10	.34	Employment Agreement between us and Greg McKelvey dated January 15, 2008	Filed herewith
*10	.35	Employment Agreement between us and Debbie Carosella dated March 14, 2007	Filed herewith
*10	.36	Form of Incentive Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith
*10	.37	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith
*10	.38	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith
*10	.39	Form of Restricted Stock Unit Award Agreement (Dairy Group and Corporate) under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith
*10	.40	Form of Restricted Stock Unit Award Agreement (WhiteWave) under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith
10.41		Stockholders Agreement dated July 31, 1997 among us, Franklin Plastics, Peter M. Bernon and Alan J. Bernon	Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as amended on October 24, 1997	October 24, 1997

Previously Filed as an Exhibit to and
Exhibit No.	Description	Incorporated by Reference From	Date Filed

10.42	Amended and Restated Limited Liability Company Agreement of Consolidated Container Holdings, LLC	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007
10.43	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005
10.44	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005
10.45	Amended and Restated Credit Agreement among us and our Senior Lenders dated August 13, 2004	Quarterly Report on Form 10-Q for the quarter ended September 30, 2004	November 9, 2004
10.46	Amendment No. 1 to Amended and Restated Credit Agreement among us and our Senior Lenders dated May 27, 2005	Current Report on Form 8-K	June 1, 2005
10.47	Amendment No. 2 to Amended and Restated Credit Agreement among us and our Senior Lenders dated November 18, 2005	Current Report on Form 8-K	November 28, 2005
10.48	Amendment No. 3 to Amended and Restated Credit Agreement among us and our Senior Lenders dated March 14, 2006	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	May 10, 2006
10.49	Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006
10.50	Amendment No. 11 to Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

Previously Filed as an Exhibit to and
Exhibit No.	Description	Incorporated by Reference From	Date Filed

10.51	Amended and Restated Credit Agreement, dated as of April 2, 2007 among Dean Foods Company; J.P. Morgan Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, as Lead Arrangers; JPMorgan Chase Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Wachovia Bank, National Association, as Documentation Agent; and certain other lenders that are parties thereto	Current Report on Form 8-K	April 4, 2007
10.52	Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent	Current Report on Form 8-K	April 4, 2007
10.53	Commitment letter, dated March 1, 2007, among Dean Foods Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, JPMorgan Chase Bank, National Association, Bank of America, N.A. and Wachovia Bank, National Association	Current Report on Form 8-K	March 2, 2007
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith
21	List of Subsidiaries	Filed herewith
23	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99	Supplemental Financial Information for Dean Holding Company	Filed herewith

*	This exhibit is a management or compensatory contract.