Form 10-Q
period 2008-03-31
DEAN FOODS CO
filed 2008-05-12
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of May 2, 2008, the number of shares outstanding of each class of common stock was: 151,943,493

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$40,976	$32,555
Receivables, net	848,061	913,074
Income tax receivable	23,371	17,885
Inventories	389,786	379,773
Deferred income taxes	118,054	128,841
Prepaid expenses and other current assets	61,531	59,856

Total current assets	1,481,779	1,531,984
Property, plant and equipment, net	1,807,868	1,798,378
Goodwill	3,048,899	3,017,746
Identifiable intangible and other assets	675,535	685,248

Total	$7,014,081	$7,033,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$956,904	$907,270
Current portion of long-term debt	21,067	25,246

Total current liabilities	977,971	932,516
Long-term debt	4,791,312	5,247,105
Deferred income taxes	463,011	482,212
Other long-term liabilities	345,291	320,256
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 151,604,452 and 132,236,217 shares issued and outstanding, with a par value of $0.01 per share	1,515	1,322
Additional paid-in capital	483,976	70,214
Retained earnings	98,305	67,533
Accumulated other comprehensive loss	(147,300)	(87,802)

Total stockholders’ equity	436,496	51,267

Total	$7,014,081	$7,033,356

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31
	2008	2007

Net sales	$3,076,960	$2,629,749
Cost of sales	2,388,386	1,942,474

Gross profit	688,574	687,275
Operating costs and expenses:
Selling and distribution	438,003	415,635
General and administrative	110,681	109,390
Amortization of intangibles	1,571	2,322
Facility closing and reorganization costs	2,215	5,775

Total operating costs and expenses	552,470	533,122

Operating income	136,104	154,153
Other (income) expense:
Interest expense	83,832	52,241
Other (income) expense, net	619	300

Total other expense	84,451	52,541

Income from continuing operations before income taxes	51,653	101,612
Income taxes	20,881	38,409

Income from continuing operations	30,772	63,203
Income from discontinued operations, net of tax	—	617

Net income	$30,772	$63,820

Average common shares:
Basic	137,883,317	128,889,506
Diluted	143,289,035	134,521,467
Basic earnings per common share:
Income from continuing operations	$0.22	$0.49
Income from discontinued operations	—	0.01

Net income	$0.22	$0.50

Diluted earnings per common share:
Income from continuing operations	$0.21	$0.47
Income from discontinued operations	—	—

Net income	$0.21	$0.47

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$51,267
Issuance of common stock	667,908	6	5,458	—	—	5,464
Share-based compensation expense	—	—	8,491	—	—	8,491
Public offering of equity securities	18,700,327	187	399,813			400,000
Net income	—	—	—	30,772	—	30,772	$30,772
Other comprehensive income (loss) (Note 8):
Change in fair value of derivative instruments, net of tax	—	—	—	—	(59,517)	(59,517)	(59,517)
Amounts reclassified to income statement related to hedging activities, net of tax	—	—	—	—	(84)	(84)	(84)
Cumulative translation adjustment	—	—	—	—	103	103	103

Comprehensive income (loss)							$(28,726)

Balance, March 31, 2008	151,604,452	$1,515	$483,976	$98,305	$(147,300)	$436,496

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31
	2008	2007

Cash flows from operating activities:
Net income	$30,772	$63,820
Income from discontinued operations	—	(617)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,379	57,343
Share-based compensation expense	8,491	8,303
(Gain) loss on disposition of assets	(368)	802
Write-down of impaired assets	649	4,760
Deferred income taxes	26,709	5,756
Other	25	(133)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	65,256	469
Inventories	(7,001)	(17,126)
Prepaid expenses and other assets	(945)	8,681
Accounts payable and accrued expenses	(19,220)	10,650
Income taxes payable/receivable	(5,486)	(4,700)

Net cash provided by operating activities	158,261	138,008
Cash flows from investing activities:
Payments for property, plant and equipment	(44,759)	(51,781)
Payments for acquisitions and investments, net of cash received	(51,800)	(125,839)
Net proceeds from divestitures	—	10,706
Proceeds from sale of fixed assets	2,550	1,550

Net cash used in investing activities	(94,009)	(165,364)
Cash flows from financing activities:
Repayment of debt	(8,995)	(61,075)
Net proceeds from (payments for) revolver and receivables-backed facility	(452,300)	71,400
Issuance of common stock	405,464	18,026
Tax savings on share-based compensation	—	5,819

Net cash (used in) provided by financing activities	(55,831)	34,170

Increase in cash and cash equivalents	8,421	6,814
Cash and cash equivalents, beginning of period	32,555	31,140

Cash and cash equivalents, end of period	$40,976	$37,954

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended March 31, 2008 and 2007
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2008 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 28, 2008).

Effective January 1, 2008, we changed our presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy, and allocates capital resources. Our reporting segments now consist of our DSD Dairy and WhiteWave-Morningstar operations. Included in the WhiteWave-Morningstar segment are the operations previously included in our former WhiteWave reportable segment and our Morningstar operations that were previously included in our former Dairy Group segment. Our historical segment disclosures have been recast to be consistent with our current presentation.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Adopted Accounting Pronouncements — Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are measured at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued staff position No. 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis. We do not believe the adoption of this delayed provision will have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The adoption of this statement did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 141R, “Significant Changes in Acquisition Accounting” in December 2007. SFAS No. 141R contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The provisions of SFAS No. 141R apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of this revised standard will have on our future Condensed Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the condensed consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the condensed consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We are currently evaluating what impact the adoption of this revised standard will have on our future Condensed Consolidated Financial Statements. This statement will become effective for us in the first quarter of 2009.

The FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of this standard will have a material impact on our Condensed Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

2.	Acquisitions

On January 9, 2008, our DSD Dairy segment completed the acquisition of the milk, cottage cheese and sour cream products business of Wells Dairy, Inc. in Le Mars, Iowa. We paid approximately $27 million, including transaction costs. On February 21, 2008, our DSD Dairy segment completed the acquisition of a fluid dairy manufacturing facility in Richmond, Virginia from SUPERVALU INC. We paid approximately $23 million, including transaction costs. These transactions were funded with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price related to these transactions. The pro forma impact of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.

3.	Inventories

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Raw materials and supplies	$170,428	$172,099
Finished goods	219,358	207,674

Total	$389,786	$379,773

4.	Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

		WhiteWave-
	DSD Dairy	Morningstar	Total
	(In thousands)

Balance at December 31, 2007	$2,149,233	$868,513	$3,017,746
Acquisitions	29,539	—	29,539
Purchase accounting adjustments	—	1,614	1,614

Balance at March 31, 2008	$2,178,772	$870,127	$3,048,899

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$517,753	$—	$517,753	$517,756	$—	$517,756
Intangible assets with finite lives:
Customer-related and other	100,199	(29,433)	70,766	98,273	(27,621)	70,652

Total	$617,952	$(29,433)	$588,519	$616,029	$(27,621)	$588,408

Amortization expense on intangible assets for the three months ended March 31, 2008 and 2007 was $1.9 million and $1.6 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$7.5 million
2009	7.4 million
2010	7.3 million
2011	5.5 million
2012	5.0 million

5.	Long-Term Debt

	March 31, 2008		December 31, 2007
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods Company debt obligations:
Senior credit facility	$3,421,900	4.32%	$3,836,800	6.44%
Senior notes	498,296	7.00	498,258	7.00

	3,920,196		4,335,058
Subsidiary debt obligations:
Senior notes	327,032	6.625-6.90	325,973	6.625-6.90
Receivables-backed facility	558,100	3.99	600,000	6.00
Capital lease obligations and other	7,051		11,320

	892,183		937,293

	4,812,379		5,272,351
Less current portion	(21,067)		(25,246)

Total long-term portion	$4,791,312		$5,247,105

Senior Credit Facility — During the three months ended March 31, 2008, our senior credit facility consisted of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At March 31, 2008, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, $1.78 billion under the senior secured term loan B, and $139.9 million outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $148.0 million were issued but undrawn. At March 31, 2008, approximately $1.21 billion was available for future borrowings under the revolving credit facility, subject to satisfaction of certain ordinary course conditions contained in the credit agreement.

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

Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of March 31, 2008, we were in compliance with all covenants contained in this agreement. We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of March 31, 2008, this leverage ratio was 5.56 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro forma basis, we would be in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at March 31, 2008 was $498.3 million.

Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. The outstanding notes carry the following interest rates and maturities:

•	$196.3 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$130.7 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. This facility was amended on March 31, 2008, which extended the liquidity termination date from April 1, 2008 to May 30, 2008. The March 30, 2010 facility termination date remains unchanged. During the first quarter of 2008, we made payments of $41.9 million on this facility leaving a drawn balance of $558.1 million at March 31, 2008. This facility had

$15.9 million of availability at March 31, 2008. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield as defined in the agreement. The average interest rate on this facility was 3.99% at March 31, 2008. Our ability to re-borrow under this facility is subject to a borrowing base formula.

Subsequent to the end of the quarter, this facility was amended on April 4, 2008, which extended the liquidity termination date 364 days to March 30, 2009. The March 30, 2010 facility termination date remains unchanged. In addition, on April 30, 2008, we amended the facility to reflect the reallocation of commitments among the financial institutions following the assignment of the rights and obligations of one financial institution under the facility to an existing financial institution.

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

The following table summarizes our various interest rate agreements in effect as of March 31, 2008:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2009-2012	2,800

(1)	The notional amount of the swap amortizes by $500 million on March 31, 2009, $800 million on March 31, 2010, and $250 million on March 31, 2011 until termination on March 30, 2012.

The following table summarizes our various interest rate agreements in effect as of December 31, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.91%	March 2008-2012	2,950

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

As of March 31, 2008 and December 31, 2007, our derivative liability balances were:

	March 31,	December 31,
	2008	2007
	(In thousands)

Current derivative liability	$81,704	$24,750
Long-term derivative liability	96,981	57,278

Total derivative liability	$178,685	$82,028

In accordance with SFAS No. 157, our derivatives are measured at fair value using direct observable swap rates at commonly quoted intervals for the full term of the swap. Since we only use observable inputs in our valuation of derivative assets and liabilities, they are considered Level 2, as described in Note 1 to our Condensed Consolidated Financial Statements.

Hedge ineffectiveness for the three months ended March 31, 2008 was not material. Interest income (net of taxes) of $84,000 was reclassified to interest expense from other comprehensive income during the three months ended March 31, 2008. We estimate that $51.1 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will increase the interest expense recorded on our variable rate debt.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions.

Guarantor Information — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

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

	Condensed Consolidating Balance Sheet as of March 31, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,036	$35,775	$4,165	$—	$40,976
Receivables, net	264	5,968	841,829	—	848,061
Income tax receivable	20,889	2,482	—	—	23,371
Inventories	—	389,786	—	—	389,786
Intercompany receivables	1,639,696	4,648,815	330,022	(6,618,533)	—
Other current assets	98,538	80,961	86	—	179,585

Total current assets	1,760,423	5,163,787	1,176,102	(6,618,533)	1,481,779
Property, plant and equipment, net	379	1,795,670	11,819	—	1,807,868
Goodwill	—	3,048,899	—	—	3,048,899
Identifiable intangible and other assets	60,861	613,614	1,060	—	675,535
Investment in subsidiaries	7,268,399	—	—	(7,268,399)	—

Total	$9,090,062	$10,621,970	$1,188,981	$(13,886,932)	$7,014,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$125,596	$831,071	$237	$—	$956,904
Other current liabilities	(2,011)	1,818	193	—	—
Intercompany notes	4,095,926	1,971,952	550,655	(6,618,533)	—
Current portion of long-term debt	18,000	3,067	—	—	21,067

Total current liabilities	4,237,511	2,807,908	551,085	(6,618,533)	977,971
Long-term debt	3,902,196	331,016	558,100	—	4,791,312
Other long-term liabilities	513,859	294,093	350	—	808,302
Total stockholders’ equity	436,496	7,188,953	79,446	(7,268,399)	436,496

Total	$9,090,062	$10,621,970	$1,188,981	$(13,886,932)	$7,014,081

	Condensed Consolidating Balance Sheet as of December 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$601	$26,557	$5,397	$—	$32,555
Receivables, net	162	14,723	898,189	—	913,074
Income tax receivable	15,504	2,381	—	—	17,885
Inventories	—	379,773	—	—	379,773
Intercompany receivables	1,312,750	4,247,006	357,341	(5,917,097)	—
Other current assets	109,844	78,843	10	—	188,697

Total current assets	1,438,861	4,749,283	1,260,937	(5,917,097)	1,531,984
Property, plant and equipment, net	197	1,786,063	12,118	—	1,798,378
Goodwill	—	3,017,746	—	—	3,017,746
Identifiable intangible and other assets	69,971	614,218	1,059	—	685,248
Investment in subsidiaries	7,103,613	—	—	(7,103,613)	—

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,179	$844,886	$205	$—	$907,270
Other current liabilities	(232)	441	(209)	—	—
Intercompany notes	3,652,553	1,670,913	593,631	(5,917,097)	—
Current portion of long-term debt	18,000	7,246	—	—	25,246

Total current liabilities	3,732,500	2,523,486	593,627	(5,917,097)	932,516
Long-term debt	4,317,059	330,046	600,000	—	5,247,105
Other long-term liabilities	511,816	290,302	350	—	802,468
Total stockholders’ equity	51,267	7,023,476	80,137	(7,103,613)	51,267

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

	Condensed Consolidating Statements of Income
	for the Three Months Ended March 31, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$3,072,764	$4,196	$—	$3,076,960
Cost of sales	—	2,385,063	3,323	—	2,388,386

Gross profit	—	687,701	873	—	688,574
Selling and distribution	—	437,793	210	—	438,003
General, administrative and other	170	111,502	580	—	112,252
Facility closing, reorganization and other costs	—	2,215	—	—	2,215
Interest (income) expense	70,391	13,535	(94)	—	83,832
Other (income) expense, net	571	(464)	512	—	619
Income from subsidiaries	(122,785)	—	—	122,785	—

Income (loss) before income taxes	51,653	123,120	(335)	(122,785)	51,653
Income taxes	20,881	47,766	(142)	(47,624)	20,881

Net income (loss)	$30,772	$75,354	$(193)	$(75,161)	$30,772

	Condensed Consolidating Statements of Income
	for the Three Months Ended March 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Entities	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,628,457	$1,292	$—	$2,629,749
Cost of sales	—	1,941,495	979	—	1,942,474

Gross profit	—	686,962	313	—	687,275
Selling and distribution	—	415,495	140	—	415,635
General, administrative and other	1,402	109,402	908	—	111,712
Facility closing, reorganization and other costs	—	5,775	—	—	5,775
Interest (income) expense	33,691	18,503	47	—	52,241
Other (income) expense, net	378	(90)	12	—	300
Income from subsidiaries	(137,083)	—	—	137,083	—

Income (loss) from continuing operations before income taxes	101,612	137,877	(794)	(137,083)	101,612
Income taxes	38,409	52,019	(306)	(51,713)	38,409

Income (loss) from continuing operations	63,203	85,858	(488)	(85,370)	63,203
Loss from discontinued operations, net of tax	—	—	617	—	617

Net income (loss)	$63,203	$85,858	$129	$(85,370)	$63,820

	Condensed Consolidating Statement of Cash Flows
	for the Three Months Ended March 31, 2008
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(25,357)	$126,875	$56,743	$158,261
Additions to property, plant and equipment	—	(44,759)	—	(44,759)
Payments for acquisitions and investments, net of cash received	(51,800)	—	—	(51,800)
Proceeds from sale of fixed assets	—	2,550	—	2,550

Net cash used in investing activities	(51,800)	(42,209)	—	(94,009)
Net proceeds from (repayment of) debt	(414,900)	(4,495)	(41,900)	(461,295)
Issuance of common stock, net of expenses	405,464	—	—	405,464
Net change in intercompany balances	87,028	(70,953)	(16,075)	—

Net cash provided by (used in) financing activities	77,592	(75,448)	(57,975)	(55,831)
Increase (decrease) in cash and cash equivalents	435	9,218	(1,232)	8,421

Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$1,036	$35,775	$4,165	$40,976

	Condensed Consolidating Statements of Cash Flows
	for the Three Months Ended March 31, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Entities	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$41,955	$111,309	$(15,256)	$138,008
Additions to property, plant and equipment	(262)	(51,431)	(88)	(51,781)
Payments for acquisitions and investments, net of cash received	(125,839)	—	—	(125,839)
Net proceeds from divestitures	10,706	—	—	10,706
Proceeds from sale of fixed assets	—	1,550	—	1,550

Net cash used in investing activities	(115,395)	(49,881)	(88)	(165,364)
Net proceeds from (repayment) of debt	27,250	(4,825)	(12,100)	10,325
Issuance of common stock, net of expenses	18,026	—	—	18,026
Tax savings on share-based compensation	5,819	—	—	5,819
Net change in intercompany balances	26,709	(54,019)	27,310	—

Net cash provided by (used in) financing activities	77,804	(58,844)	15,210	34,170
Increase (decrease) in cash and cash equivalents	4,364	2,584	(134)	6,814
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$4,943	$28,838	$4,173	$37,954

6.	Common Stock and Share-Based Compensation

Rights Plan — The rights plan, as disclosed in Note 10 to our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K, expired pursuant to its terms effective March 18, 2008.

Stock Options — The following table summarizes stock option activity during the first quarter of 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Options outstanding at December 31, 2007	22,016,663	$18.40
Options granted	2,695,659	25.37
Options canceled or forfeited(1)	(125,190)	27.15
Options exercised	(495,185)	13.71

Options outstanding at March 31, 2008	24,091,947	19.23	5.96	$90,716,713

Options exercisable at March 31, 2008	17,749,002	16.45	4.84	90,709,084

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2008 and 2007, we recognized stock option expense of $5.6 million and $5.1 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit (“stock units”) activity during the first quarter of 2008:

	Employees	Directors	Total

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015
Stock units issued	855,514	—	855,514
Shares issued upon vesting of stock units	(146,395)	—	(146,395)
Stock units canceled or forfeited(1)	(93,133)	—	(93,133)

Stock units outstanding at March 31, 2008	1,756,138	78,863	1,835,001

Weighted average grant date fair value	$26.88	$24.40	$26.79

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2008 and 2007, we recognized stock unit expense of $2.9 million and $3.2 million, respectively.

7.	Earnings Per Share

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

	Three Months Ended March 31
	2008	2007
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$30,772	$63,203
Denominator:
Average common shares	137,883,317	128,889,506

Basic EPS from continuing operations	$0.22	$0.49

Diluted EPS computation:
Numerator:
Income from continuing operations	$30,772	$63,203
Denominator:
Average common shares — basic	137,883,317	128,889,506
Stock option conversion(1)	5,186,544	5,406,785
Stock units	219,174	225,176

Average common shares — diluted	143,289,035	134,521,467

Diluted EPS from continuing operations	$0.21	$0.47

(1)	Stock option conversion excludes anti-dilutive shares of 9,627,015 and 1,121,578 at March 31, 2008 and 2007, respectively.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized below.

	Pre-Tax		Net
	Income (Loss)	Tax Benefit	Amount
	(In thousands)

Accumulated other comprehensive income (loss), December 31, 2007	$(140,943)	$53,141	$(87,802)
Cumulative translation adjustment arising during period	103	—	103
Net change in fair value of derivative instruments	(96,533)	37,016	(59,517)
Amounts reclassified to income statement related to derivatives	(135)	51	(84)

Accumulated other comprehensive income (loss), March 31, 2008	$(237,508)	$90,208	$(147,300)

9.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months
	Ended
	March 31
	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$620	$675
Interest cost	4,040	4,246
Expected return on plan assets	(4,796)	(4,681)
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	222	211
Unrecognized net loss	510	719

Net periodic benefit cost	$624	$1,198

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months
	Ended
	March 31
	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$380	$358
Interest cost	426	411
Amortizations:
Prior service cost	(17)	(17)
Unrecognized net loss	155	266

Net periodic benefit cost	$944	$1,018

10.	Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $2.2 million and $5.8 million during the three months ended March 31, 2008 and 2007, respectively. Those costs included the following types of cash and non-cash charges:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of the decision to close a facility. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended
	March 31
	2008	2007
	(In thousands)

Closure of facilities(1)	$2,058	$3,408
Workforce reductions within the DSD Dairy segment resulting from:
Realignment of finance and transaction processing activities(2)	157	191
Management realignment(3)	—	2,176

Total	$2,215	$5,775

(1)	Charges primarily relate to the closure of our DSD Dairy segment facilities in Denver, Colorado; Union, New Jersey; Detroit, Michigan; and Akron, Ohio. We expect to incur additional charges related to these facility closures of $3.7 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $7.1 million of workforce reduction costs since the inception of this initiative and anticipate incurring $1.4 million of additional costs through the end of 2008. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(3)	In 2007, we realigned certain management positions within our former Dairy Group segment to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the Dairy Group. These positions will not be replaced. Since the inception of this initiative, we have incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on share-based compensation.

Activity for the first quarter of 2008 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			March 31,
	2007	Charges	Payments	2008
	(In thousands)

Cash charges:
Workforce reduction costs	$13,062	$434	$(4,663)	$8,833
Shutdown costs	19	658	(673)	4
Lease obligations after shutdown	43	65	(91)	17
Other	88	416	(458)	46

Subtotal	$13,212	1,573	$(5,885)	$8,900

Noncash charges:
Write-down of assets(1)		642

Total charges		$2,215

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at March 31, 2008 was $14.0 million. We are marketing these properties for sale.

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) interest in our operations. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of the former Dean Foods after the pre-existing agreements with certain other suppliers or producers expire. We have not breached or terminated any of our milk supply agreements with DFA.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range between $350,000 for medical claims to $2.0 million for casualty claims, but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims.

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

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than set forth below. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The third complaint was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District

Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints. On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation ordered the consolidation of all of the pending cases to the Eastern District of Tennessee, Greenville Division. Motions to dismiss each of these actions are currently pending before the Court. We intend to vigorously defend the actions.

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

12.	Segment, Geographic and Customers Information

We currently have two reportable segments: DSD Dairy and WhiteWave-Morningstar.

Our DSD Dairy segment is our largest segment with over 80 manufacturing facilities operating largely based on local and regional customer and competitor dynamics. It manufactures, markets and distributes more than 50 regional branded and private-label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Our DSD or “direct store delivery” business is delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States.

Our WhiteWave-Morningstar segment consists of two platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® dairy and other products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, and cottage cheese. Our WhiteWave-Morningstar segment sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The majority of the White Wave and Morningstar products are delivered through warehouse delivery systems.

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate.” Therefore, the measure of segment profit or loss presented below is before such items. Our Chief Executive Officer is our chief operating decision maker. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K.

Due to changes in our reportable segments as discussed in Note 1 to our Condensed Consolidated Financial Statements, segment results for the first quarter of 2007 have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended
	March 31
	2008	2007
	(In thousands)

Net sales to external customers:
DSD Dairy	$2,458,476	$2,100,066
WhiteWave-Morningstar	618,484	529,683

Total	$3,076,960	$2,629,749

Intersegment sales:
DSD Dairy	$12,478	$9,356
WhiteWave-Morningstar	64,898	52,745

Total	$77,376	$62,101

Operating income:
DSD Dairy	$130,908	$153,650
WhiteWave-Morningstar	45,392	45,178

Total reportable segment operating income	176,300	198,828
Corporate	(37,981)	(38,900)
Facility closing, reorganization and other costs	(2,215)	(5,775)

Total	$136,104	$154,153

	March 31,	December 31,
	2008	2007
	(In thousands)

Assets:
DSD Dairy	$4,998,653	$4,750,747
WhiteWave-Morningstar	1,762,301	2,010,487
Corporate	253,127	272,122

Total	$7,014,081	$7,033,356

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our DSD Dairy and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales in the first quarter of 2008 and 2007. Approximately 18.7% and 18.8% of our consolidated net sales in the first quarter of 2008 and 2007, respectively, were to that same customer.

13.	Subsequent Events

Subsequent to the end of the quarter we acquired the customer relationships and distribution assets of a fluid dairy facility in Atlanta, Georgia. In addition, we announced the planned closure of a DSD Dairy facility in Kalispell, Montana and a Morningstar facility in Belleville, Pennsylvania. These closures are anticipated to be completed by the end of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Item 1A — Risk Factors” in this Form 10-Q and “Part I — Item 1A — Risk Factors” in our 2007 Annual Report on Form 10-K, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the leading food and beverage companies in the United States. Our DSD Dairy segment is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and other fluid dairy products. Our WhiteWave-Morningstar segment’s Rachel’s Organic® dairy products brand is the second largest organic yogurt brand in the United Kingdom. Additionally, our WhiteWave-Morningstar segment markets and sells private label cultured and extended shelf life dairy products through our Morningstar platform.

During 2007, we began aligning our leadership teams and strategy around distinct supply chain and delivery channels. Effective January 1, 2008, consistent with this direction, we disaggregated the former Dairy Group segment into a DSD Dairy fluid and ice cream platform and a Morningstar platform. The Morningstar platform is now a part of our WhiteWave-Morningstar segment.

DSD Dairy — Our DSD Dairy segment is our largest segment, with approximately 80% of our consolidated net sales in the three months ended March 31, 2008. The DSD Dairy segment manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Due to the perishable nature of its products, our DSD Dairy segment delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our DSD Dairy segment has one of the most extensive refrigerated DSD systems in the United States. The DSD Dairy segment sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the DSD Dairy segment’s corporate sales department. Most of the DSD Dairy segment’s customers, including its largest customer, purchase products from the DSD Dairy segment either by purchase order or pursuant to contracts that are generally terminable at will by the customer.

WhiteWave-Morningstar — Our WhiteWave-Morningstar segment net sales are approximately 20% of our consolidated net sales. The WhiteWave-Morningstar segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Our WhiteWave-Morningstar segment also sells The Organic Cow® organic dairy products. We license the LAND O’LAKES name from a third party. With the addition of Morningstar, our WhiteWave-Morningstar segment now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, and cottage cheese. The WhiteWave-Morningstar segment sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The WhiteWave-Morningstar segment sells its products through its internal sales force and through independent brokers. The majority of its products, including sales to its largest customer, are sold pursuant to customer purchase orders or pursuant to contracts that are generally terminable at will by the customer.

Recent Developments

Developments Since January 1, 2008

Current Dairy Environment — Rapidly increasing and record high dairy commodity costs created a challenging operating environment throughout 2007. While conventional raw milk prices decreased in the first quarter of 2008 from the levels experienced in the fourth quarter of 2007, they remain significantly higher than prices in the first quarter of the prior year. As a result of this extreme commodity environment, we face unprecedented cost challenges in our DSD Dairy segment operations. As a consequence of higher raw milk costs, we have seen a related increase in shrink costs and reduced profits from excess cream sales. We also are seeing a continuing shift from our branded fluid milk products to private label products resulting in reduced gross profit.

Throughout most of 2007, the industry, including us, experienced an oversupply in organic raw milk. This oversupply led to aggressive discounting within this product category. In the first quarter of 2008, the industry supply began to shift to an undersupply position that has lessened, but not eliminated, the extent of product discounting. The discounting has continued to negatively impact the operating income of our WhiteWave-Morningstar segment. As supply tightens within the organic dairy category, retail prices are beginning to rise across the industry. At the same time, pay prices to farmers are increasing to reflect the sharp rise in feed and fuel costs experienced by our network of over 400 organic family farmers.

Public Offering of Equity Securities — On March 5, 2008, we issued and sold 18.7 million shares of our common stock, $0.01 par value per share, in a public offering pursuant to a registration statement on Form S-3. We received net proceeds of approximately $400.0 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior credit facility.

Acquisitions — In the first quarter of 2008, our DSD Dairy segment completed two acquisitions. The aggregate purchase price of these acquisitions was approximately $50 million, including transaction costs. Subsequent to the end of the quarter we acquired the customer relationship and distribution assets of a fluid dairy facility in Atlanta, Georgia. We have noted an increase in potential transaction activity. We attribute this increase in activity in part to the higher commodity prices and tightening of financial markets.

Management Changes — On May 5, 2008, Kelly Duffin-Maxwell joined Dean Foods Company as Executive Vice President, Research & Development. Prior to joining our Company, Ms. Duffin-Maxwell served as Senior Vice President, Breakthrough Innovation for Kraft Foods, Inc. Ms. Duffin-Maxwell will report jointly to Gregg Engles, our Chairman and CEO, and Joe Scalzo, President and CEO, WhiteWave Foods Company and Morningstar Foods.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$3,077.0	100.0%	$2,629.8	100.0%
Cost of sales	2,388.4	77.6	1,942.5	73.9

Gross profit(1)	688.6	22.4	687.3	26.1
Operating costs and expenses:
Selling and distribution	438.0	14.2	415.6	15.8
General and administrative	110.7	3.6	109.4	4.1
Amortization of intangibles	1.6	0.1	2.3	0.1
Facility closing and reorganization costs	2.2	0.1	5.8	0.2

Total operating costs and expenses	552.5	18.0	533.1	20.2

Total operating income	$136.1	4.4%	$154.2	5.9%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007 — Consolidated Results

Net Sales — Consolidated net sales increased by 17.0% to $3.08 billion in the first quarter of 2008 from $2.63 billion in the first quarter of 2007. Net sales by segment are shown in the table below.

	Quarter Ended March 31
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

DSD Dairy	$2,458.5	$2,100.1	$358.4	17.1%
WhiteWave-Morningstar	618.5	529.7	88.8	16.8%

Total	$3,077.0	$2,629.8	$447.2	17.0%

The change in net sales was due to the following:

	Quarter Ended March 31, 2008
	vs Quarter Ended March 31, 2007
		Pricing, Volume
		And Product	Total Increase/
	Acquisitions	Mix Changes	(Decrease)
	(Dollars in millions)

DSD Dairy	$28.2	$330.2	$358.4
WhiteWave-Morningstar	19.6	69.2	88.8

Total	$47.8	$399.4	$447.2

Net sales increased $447.2 million during the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the pass through of higher conventional milk prices, other commodity and distribution costs, as well as growth in our national brands and Morningstar operations.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by 23.0% to $2.39 billion in the first quarter of 2008 from $1.94 billion in the first quarter of 2007 primarily due to higher conventional and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat, impacted other components of cost of sales including shrink and sale of excess cream. Our cost of sales as a percentage of net sales increased to 77.6% in the first quarter of 2008 compared to 73.9% in the first quarter of 2007.

Operating Costs and Expenses — Our operating expenses increased $19.4 million, or 3.6% in the first quarter of 2008 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $22.4 million due to higher fuel and delivery equipment, insurance, advertising, and utilities expense.

•	General and administrative costs increased $1.3 million on higher employee costs, professional fees and infrastructure costs.

•	Net facility closing and reorganization costs that were $3.6 million lower than the first quarter of 2007. See Note 10 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Operating Income — For the reasons noted above, operating income during the first quarter of 2008 was $136.1 million, a decrease of $18.1 million from the first quarter of 2007 operating income of $154.2 million. Our operating margin in the first quarter of 2008 was 4.4% compared to 5.9% in the first quarter of 2007.

Other (Income) Expense — Interest expense increased to $83.8 million in the first quarter of 2008 from $52.2 million in the first quarter of 2007 primarily due to higher average debt balances and interest rates. The higher debt balances resulted from the recapitalization of our balance sheet in April 2007 and payment of a special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 40.4% in the first quarter of 2008 compared to 37.8% in the first quarter of 2007. Our effective tax rate varies based on the relative earnings of our business units. During the first quarter of 2008, our income tax rate was unfavorably impacted by changes to certain state tax rates and regulations.

Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007 — Results by Segment

DSD Dairy

The key performance indicators of our DSD Dairy segment are sales volumes, gross profit and operating income.

	Quarter Ended March 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,458.5	100.0%	$2,100.1	100.0%
Cost of sales	1,933.8	78.7	1,560.0	74.3

Gross profit	524.7	21.3	540.1	25.7
Operating costs and expenses	393.8	16.0	386.4	18.4

Total segment operating income	$130.9	5.3%	$153.7	7.3%

Net Sales — Our DSD Dairy segment’s net sales increased $358.4 million, or 17.1%, in the first quarter of 2008 versus the first quarter of 2007. The change in net sales from the first quarter of 2007 to the first quarter of 2008 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2007 Net sales	$2,100.1
Acquisitions	28.2	1.3%
Volume	(30.8)	(1.4)
Pricing and product mix	361.0	17.2

2008 Net sales	$2,458.5	17.1%

The increase in the DSD Dairy segment’s net sales was due largely to the pass through of higher conventional milk prices. The DSD Dairy segment generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the DSD Dairy segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2008 compared to the first quarter of 2007:

	Quarter Ended March 31*
	2008	2007	% Change

Class I mover(1)	$19.12	$13.74	39%
Class I raw skim milk mover(1)(2)	14.84	9.45	57
Class I butterfat mover(3)(4)	1.37	1.32	4
Class II raw skim milk minimum(1)(2)	13.75	8.80	56
Class II butterfat minimum(3)(4)	1.34	1.34	—

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and vendor. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2007 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $373.8 million or 24.0% to $1.93 billion in the first quarter of 2008 from $1.56 billion in the first quarter of 2007 primarily due to higher conventional raw milk costs, resin and packaging, partially offset by lower conversion costs. The higher commodity prices as well as relative pricing movement between raw skim milk and butterfat resulted and impacted other components of cost of sales including shrink and sale of excess cream. Our cost of sales as a percentage of net sales increased to 78.7% in the first quarter of 2008 compared to 74.3% in the first quarter of 2007.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased $7.4 million, or 1.9% to $393.8 million during the first quarter of 2008, compared to $386.4 million during the first quarter of 2007 primarily due to higher distribution costs of $12.3 million driven by higher fuel and delivery equipment expense, partially offset by lower advertising expense of $4.3 million.

Our DSD Dairy segment’s operating expense as a percentage of net sales decreased to 16.0% in the first quarter of 2008 from 18.4% in the first quarter of 2007, primarily due to the increase in sales in response to higher commodity costs that outpaced growth in operating costs and expenses.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$618.5	100.0%	$529.7	100.0%
Cost of sales	454.3	73.5	382.2	72.2

Gross profit	164.2	26.5	147.5	27.8
Operating costs and expenses	118.8	19.2	102.3	19.3

Total segment operating income	$45.4	7.3%	$45.2	8.5%

Net Sales — Our WhiteWave-Morningstar segment’s net sales increased $88.8 million, or 16.8% in the first quarter of 2008 versus the first quarter of 2007. The change in net sales from the first quarter of 2007 to the first quarter of 2008 was due to the following:

	Dollars	Percent
	(Dollars in millions)

2007 Net sales	$529.7
Acquisitions	19.6	3.7%
Volume	40.0	7.6
Pricing and product mix	29.2	5.5

2008 Net sales	$618.5	16.8%

The increase in WhiteWave-Morningstar sales reflects increased volume and pricing primarily due to increased consumer acceptance and more effective marketing of our products. For the first quarter of the year, total net sales for the WhiteWave brands increased 13% to $364 million, with continued strong sales growth across all of our core brands. Net sales of Horizon Organic milk sales increased nearly 30% in the quarter on even higher volume. Silk and International Delight net sales both increased in the low double digits. Land O’Lakes growth was in the high single digits. Morningstar also posted strong sales growth in the quarter, increasing net sales 23% to $255 million, with the benefit of an acquisition completed in March 2007.

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. Our efforts were successful in maintaining and expanding our market share. The market for organic milk is currently very dynamic and began to shift back to an undersupply situation during the first quarter of 2008.

Cost of sales — WhiteWave-Morningstar’s cost of sales increased by $72.1 million or 18.9% to $454.3 million in the first quarter of 2008 from $382.2 million in the first quarter of 2007 primarily driven by higher volumes, but also by higher raw material costs, particularly raw conventional milk and raw organic milk. Our cost of sales as a percentage of net sales increased to 73.5% in the first quarter of 2008 from 72.2% in the first quarter of 2007.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $16.5 million, or 16.1% to $118.8 million during the first quarter of 2008, compared to the first quarter of 2007 primarily due to higher distribution costs driven by higher volumes and rising fuel costs, higher marketing and advertising, information technology, and employee-related costs.

Liquidity and Capital Resources

Historical Cash Flow

During the first quarter of 2008, we met our working capital needs with cash flow from operations. Net cash provided by operating activities increased $20.3 million to $158.3 million in the first quarter of 2008 compared to $138.0 million for the same period in 2007. The impact of lower net income in the quarter was more than offset by the decrease in working capital requirements due in part to the decline in conventional raw milk in the first quarter of 2008 compared to the fourth quarter of 2007. Net cash flow from operations also benefited from an increase in anticipated deferred income tax benefits.

Net cash used in investing activities was $94.0 million in the first quarter of 2008 compared to $165.4 million in the first quarter of 2007. In the first quarter of 2008, we made approximately $44.8 million in capital expenditures and our DSD Dairy segment completed two acquisitions requiring the use of approximately $50 million in cash. In the first quarter of 2007, we made approximately $51.8 million in capital expenditures and our Morningstar platform acquired Friendship Dairies, requiring the use of approximately $125.8 million in cash.

In the first quarter of 2008 we reduced our debt by approximately $461.3 million with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400.0 million from the offering.

Financial Covenants

Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of March 31, 2008, we were in compliance with all covenants contained in this agreement. We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of March 31, 2008, this leverage ratio was 5.56 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. We anticipate further reductions of our revolving credit facility over the balance of 2008.

Contractual Obligations as of March 31, 2008

The table below summarizes our obligations for indebtedness, purchases and lease obligations at March 31, 2008. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our indebtedness.

	Payments Due by Period
Indebtedness, Purchase &		4/1/08-	4/1/09-	4/1/10-	4/1/11-	4/1/12-
Lease Obligations(1)	Total	3/31/09	3/31/10	3/31/11	3/31/12	3/31/13	Thereafter
	(In millions)

Senior credit facility	$3,421.9	$18.0	$243.0	$243.0	$805.5	$420.4	$1,692.0
Dean Foods Company senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	350.0	—	200.0	—	—	—	150.0
Receivables-backed facility	558.1	—	558.1	—	—	—	—
Capital lease obligations and other	7.1	3.1	0.6	0.6	0.6	0.6	1.6
Purchase obligations(3)	761.5	347.0	216.8	82.3	22.9	18.8	73.7
Operating leases	481.9	112.3	98.1	80.9	64.4	50.6	75.6
Interest payments(4)	1,312.8	251.0	241.1	211.3	187.5	155.1	266.8

Total	$7,393.3	$731.4	$1,557.7	$618.1	$1,080.9	$645.5	$2,759.7

(1)	Excluded from this table are estimated obligations accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined. Also excluded are future contributions under our company-sponsored defined retirement and other post employee benefit plans. See Note 9 to our Condensed Consolidated Financial Statements for a summary of our employee retirement and profit sharing plans.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including organic soybeans and organic raw milk. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, as well as interest on our variable rate debt based on the average rates for the three months ended March 31, 2008, and balances in effect at March 31, 2008. Interest that may be due in the future on the variable rate portion of our senior credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

We expect to contribute approximately $22.5 million to the pension plans and approximately $2.3 million to the postretirement health plans in 2008.

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

Future Capital Requirements

During 2008, we intend to invest a total of approximately $250 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $305 million based on anticipated debt levels and interest rate expectations. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10.0 million. The portion of our long-term debt due within the next 12 months totals $21.1 million through March 2009. We expect that cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our future capital requirements for the foreseeable future. At May 2, 2008, approximately $1.28 billion was available under the revolving credit facility, subject to the limitations of our credit agreement.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

DSD Dairy — The primary raw material used in our DSD Dairy segment is raw conventional milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, our DSD Dairy segment changes the prices that it charges for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on the DSD Dairy’s profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

In the first quarter of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008. Raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The DSD Dairy segment generally has been effective at passing through the changes in the prices of underlying commodities. However, the pass through is not perfect when prices move up steadily over a period of several months.

Our DSD Dairy segment purchases approximately four million gallons of diesel fuel per month to operate its extensive DSD system. Another significant raw material used by our DSD Dairy segment is resin, which is a petroleum-based product used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil prices. We expect prices of both resin and diesel fuel to fluctuate throughout 2008.

WhiteWave-Morningstar — The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. We have entered into supply agreements for organic soybeans, which we believe will meet our needs in 2008. These agreements provide pricing at fixed levels. Consistent with the general economic upward pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. If such market conditions persist, the cost of our soybeans could increase substantially in 2009 and could exert pressure on our operating margins.

The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 400 dairy farmers across the United States. We also produce approximately 20% of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to increase the supply of organic raw milk, in 2007 we experienced a significant oversupply of organic raw milk that increased competitive pressure from both branded and private label participants. The market for organic milk is currently very dynamic and began to shift back to an undersupply situation during the first quarter of 2008.

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

Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our DSD Dairy segment, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations, we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our largest customers, and most of the contracts that we do have are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 40.4% in the first quarter of 2008. Our tax rate during the first quarter of 2007 was 37.8%. We estimate that our effective tax rate will be between 39% and 40% for the full year 2008. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws, may cause the rate to change from historical rates.

See “Part II — Item 1A — Risk Factors” below and “Part I — Item 1A — Risk Factors” in our 2007 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuations

In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for loans under our senior credit facility by limiting or fixing the LIBOR interest rates specified in the senior credit facility at the interest rates summarized in Note 5 to our Condensed Consolidated Financial Statements until the indicated expiration dates.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote since the counterparties to our interest rate swap agreements are major financial institutions.

A majority of our debt obligations, excluding hedges, are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of March 31, 2008, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Other

We currently do not have material exposure to foreign currency risk as we do not have significant amounts of operating cash flows denominated in foreign currencies.

Butterfat

We utilize a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the CME. The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and physical inventory is valued at the lower of cost or market. We are exposed to market risk under this risk management strategy if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. As of March 31, 2008, we had no material physical or financial positions related to butterfat.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A third purported class action was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The third complaint was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the first and second complaints. On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation ordered the consolidation of all of the pending cases to the Eastern District of Tennessee, Greenville Division. Motions to dismiss each of these actions are currently pending before the Court. We intend to vigorously defend the actions.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our 2007 Annual Report on Form 10-K, other than as set forth below.

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us

Raw skim milk is the most significant raw material that we use in our DSD Dairy segment. Organic raw milk, organic soybeans and sugar are significant inputs utilized by our WhiteWave-Morningstar segment. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. In 2007, we experienced rapidly rising and all time-high prices in conventional raw milk prices, and in the first quarter of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008.

In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. The market for organic raw milk is currently very dynamic and began to shift back to an undersupply situation during the first quarter of 2008 with some farmers switching back to conventional due to high feed costs and the currently attractive prices being paid for conventional milk. Uncertainties surrounding organic milk supply, increased costs associated with organic farming, and competitive pressures could continue to negatively impact the profitability of our WhiteWave-Morningstar segment.

Because our DSD Dairy segment delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave-Morningstar segment is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. We utilize a significant amount of resin, which is the primary component used in our plastic bottles. Resin supplies have from time to time been insufficient to meet demand. Increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

Consistent with the general economic upward pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. If such market conditions persist, the cost of our soybeans could increase substantially in 2009 and could exert pressure on our operating margins.

Item 6.	Exhibits

(a) Exhibits

*10	.1	Dean Foods Company Corporate 2008 Short-Term Incentive Plan, which is filed herewith.
*10	.2	Dean Foods Company DSD Platform 2008 Short-Term Incentive Plan, which is filed herewith.
*10	.3	Dean Foods Company WhiteWave Platform 2008 Short-Term Incentive Plan, which is filed herewith.
*10	.4	Dean Foods Company Morningstar Platform 2008 Short-Term Incentive Plan, which is filed herewith.
*10	.5	Dean Foods Company Innovation Group 2008 Short-Term Incentive Plan, which is filed herewith.
*10	.6	Employment Agreement dated April 9, 2008 between us and Kelly Duffin-Maxwell, which is filed herewith.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed herewith.
99		Supplemental Financial Information for Dean Holding Company, which is filed herewith.

*	This exhibit is a management or compensatory agreement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

May 12, 2008