Form 10-Q
period 2008-06-30
DEAN FOODS CO
filed 2008-08-08
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☑

As of August 1, 2008, the number of shares outstanding of each class of common stock was: 152,350,984

Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 — Controls and Procedures	39
Part II — Other Information
Item 1 — Legal Proceedings	40
Item 1A — Risk Factors	40
Item 4 — Submission of Matters to a Vote of Security Holders	42
Item 5 — Other Information	42
Item 6 — Exhibits	43
Signatures	44
First Amended Independent Contractor and Noncompetition Agreement
Agreement - Steven J. Kemps
Change in Control Agreement by and between Steven J. Kemps
Form of Director's Restricted Stock Unit Award Agreement
Form of Director's Master Restricted Stock Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Suplemental Financial Information

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$38,848	$32,555
Receivables, net	835,228	913,074
Income tax receivable	12,991	17,885
Inventories	404,233	379,773
Deferred income taxes	112,714	128,841
Prepaid expenses and other current assets	64,139	59,856

Total current assets	1,468,153	1,531,984
Property, plant and equipment, net	1,810,726	1,798,378
Goodwill	3,050,141	3,017,746
Identifiable intangible and other assets	681,231	685,248

Total	$7,010,251	$7,033,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$942,279	$907,270
Current portion of long-term debt	283,758	25,246

Total current liabilities	1,226,037	932,516
Long-term debt	4,440,702	5,247,105
Deferred income taxes	510,427	482,212
Other long-term liabilities	268,372	320,256
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 152,325,910 and 132,236,217 shares issued and outstanding, with a par value of $0.01 per share	1,523	1,322
Additional paid-in capital	502,740	70,214
Retained earnings	147,190	67,533
Accumulated other comprehensive loss	(86,740)	(87,802)

Total stockholders’ equity	564,713	51,267

Total	$7,010,251	$7,033,356

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net sales	$3,102,559	$2,843,645	$6,179,519	$5,473,394
Cost of sales	2,363,239	2,155,595	4,751,625	4,098,070

Gross profit	739,320	688,050	1,427,894	1,375,324
Operating costs and expenses:
Selling and distribution	461,609	428,576	899,612	844,210
General and administrative	113,627	100,423	224,308	209,813
Amortization of intangibles	1,711	1,614	3,282	3,936
Facility closing and reorganization costs	5,195	2,458	7,410	8,233
Other operating loss	—	1,342	—	1,342

Total operating costs and expenses	582,142	534,413	1,134,612	1,067,534

Operating income	157,178	153,637	293,282	307,790
Other (income) expense:
Interest expense	76,485	102,486	160,317	154,727
Other (income) expense, net	138	4,546	757	4,846

Total other expense	76,623	107,032	161,074	159,573

Income from continuing operations before income taxes	80,555	46,605	132,208	148,217
Income taxes	31,670	18,428	52,551	56,837

Income from continuing operations	48,885	28,177	79,657	91,380
Income from discontinued operations, net of tax	—	239	—	856

Net income	$48,885	$28,416	$79,657	$92,236

Average common shares:
Basic	151,984,287	130,016,900	144,933,788	129,456,835
Diluted	156,351,881	138,384,896	149,921,932	136,562,233
Basic earnings per common share:
Income from continuing operations	$0.32	$0.22	$0.55	$0.70
Income from discontinued operations	—	—	—	0.01

Net income	$0.32	$0.22	$0.55	$0.71

Diluted earnings per common share:
Income from continuing operations	$0.31	$0.21	$0.53	$0.67
Income from discontinued operations	—	—	—	0.01

Net income	$0.31	$0.21	$0.53	$0.68

Cash dividend paid	$—	$15.00	$—	$15.00

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$51,267
Issuance of common stock	1,389,366	14	15,342	—	—	15,356
Share-based compensation expense	—	—	17,790	—	—	17,790
Public offering of equity securities	18,700,327	187	399,394	—	—	399,581
Net income	—	—	—	79,657	—	79,657	$79,657
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $7,422	—	—	—	—	(10,208)	(10,208)	(10,208)
Amounts reclassified to income statement related to hedging activities, net of tax of $(6,461)	—	—	—	—	10,769	10,769	10,769
Cumulative translation adjustment	—	—	—	—	501	501	501

Comprehensive income (loss)							$80,719

Balance, June 30, 2008	152,325,910	$1,523	$502,740	$147,190	$(86,740)	$564,713

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30
	2008	2007

Cash flows from operating activities:
Net income	$79,657	$92,236
Income from discontinued operations	—	(856)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,329	115,513
Share-based compensation expense	17,790	19,088
(Gain) loss on disposition of assets	(70)	1,880
Write-down of impaired assets	3,181	4,746
Loss on divestitures of operations	—	1,342
Write-off of financing costs	—	13,545
Deferred income taxes	45,303	10,212
Other	448	383
Changes in operating assets and liabilities, net of acquisitions:
Receivables	84,809	(52,996)
Inventories	(19,801)	(42,969)
Prepaid expenses and other assets	548	11,786
Accounts payable and accrued expenses	(20,784)	38,813
Income taxes payable/receivable	4,894	(42,240)

Net cash provided by operating activities	315,304	170,483
Cash flows from investing activities:
Payments for property, plant and equipment	(105,762)	(103,092)
Payments for acquisitions and investments, net of cash received	(60,889)	(129,636)
Net proceeds from divestitures	—	12,551
Proceeds from sale of fixed assets	5,594	3,228

Net cash used in investing activities	(161,057)	(216,949)
Cash flows from financing activities:
Proceeds from the issuance of debt	—	1,912,500
Repayment of debt	(16,791)	(69,516)
Net proceeds from (payments for) revolver and receivables-backed facility	(546,100)	147,200
Payments of financing costs	—	(31,281)
Issuance of common stock	413,892	26,501
Payment of special cash dividend	—	(1,942,738)
Tax savings on share-based compensation	1,045	10,086

Net cash (used in) provided by financing activities	(147,954)	52,752

Increase in cash and cash equivalents	6,293	6,286
Cash and cash equivalents, beginning of period	32,555	31,140

Cash and cash equivalents, end of period	$38,848	$37,426

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended June 30, 2008 and 2007
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2008 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 28, 2008).

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

Recently Issued Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued staff position No. 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, in February 2008. FSP FAS 157-2 delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (which we adopted effective January 1, 2008) one year for all non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis. We do not believe the adoption of this delayed provision will have a material impact on our Condensed Consolidated Financial Statements.

The FASB issued SFAS No. 141(R), “Significant Changes in Acquisition Accounting” in December 2007. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. The provisions of SFAS No. 141(R) apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We are currently evaluating what impact the adoption of this revised standard will have on our future Condensed Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

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

The FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of this standard will have a material impact on our Condensed Consolidated Financial Statements. This standard will become effective for us in the first quarter of 2009.

The FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” in May 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles’ ”. We do not believe the adoption of this standard will have a material impact on our Condensed Consolidated Financial Statements.

2.	Acquisitions

On January 9, 2008, our DSD Dairy segment completed the acquisition of the milk, cottage cheese and sour cream products business of Wells Dairy, Inc. in Le Mars, Iowa. On February 21, 2008, our DSD Dairy segment completed the acquisition of a fluid dairy manufacturing facility in Richmond, Virginia. On April 7, 2008, our DSD Dairy segment acquired the customer relationships and distribution assets of a fluid dairy facility in Atlanta, Georgia. We paid an aggregate purchase price of approximately $61 million for these acquisitions, including transaction costs. These transactions were funded with borrowings under our senior credit facility. We have not completed a final allocation of the purchase price related to these transactions. The pro forma impact of these acquisitions on consolidated net earnings would not have materially changed reported net earnings.

3.	Inventories

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and supplies	$177,042	$172,099
Finished goods	227,191	207,674

Total	$404,233	$379,773

4.	Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

		WhiteWave-
	DSD Dairy	Morningstar	Total
	(In thousands)

Balance at December 31, 2007	$2,149,233	$868,513	$3,017,746
Acquisitions(1)	31,883	514	32,397
Purchase accounting adjustments	(1,616)	1,614	(2)

Balance at June 30, 2008	$2,179,500	$870,641	$3,050,141

(1)	We have not completed a final allocation of the purchase price to the fair value of assets and liabilities assumed, associated with the acquisitions completed during 2008.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$517,756	$—	$517,756	$517,756	$—	$517,756
Intangible assets with finite lives:
Customer-related and other	101,572	(31,479)	70,093	98,273	(27,621)	70,652

Total	$619,328	$(31,479)	$587,849	$616,029	$(27,621)	$588,408

Amortization expense on intangible assets for the three months ended June 30, 2008 and 2007 was $1.7 million and $1.6 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2008 and 2007 was $3.3 and $3.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2008	$7.0 million
2009	7.7 million
2010	7.6 million
2011	5.8 million
2012	5.4 million

5.	Long-Term Debt

	June 30, 2008		December 31, 2007
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods Company debt obligations:
Senior credit facility	$3,345,100	4.30%	$3,836,800	6.44%
Senior notes	498,336	7.00	498,258	7.00

	3,843,436		4,335,058
Subsidiary debt obligations:
Senior notes	328,113	6.625-6.90	325,973	6.625-6.90
Receivables-backed facility	536,600	3.58	600,000	6.00
Capital lease obligations and other	16,311		11,320

	881,024		937,293

	4,724,460		5,272,351
Less current portion	(283,758)		(25,246)

Total long-term portion	$4,440,702		$5,247,105

Senior Credit Facility — During the six months ended June 30, 2008, our senior credit facility consisted of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At June 30, 2008, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, $1.78 billion under the senior secured term loan B, and $67.6 million outstanding under the senior secured revolving credit facility. Letters of credit in the aggregate amount of $159.5 million were issued but undrawn. At June 30, 2008, approximately $1.27 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B will amortize 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The senior secured revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion senior secured revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

Under the senior credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of June 30, 2008, we were in compliance with all covenants contained in this agreement.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at June 30, 2008 was $498.3 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. The outstanding notes carry the following interest rates and maturities:

•	$197.1 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$131.0 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

The related indentures do not contain financial covenants but they do contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The subsidiary senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly owned subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. On April 30, 2008, we amended the facility to reflect the reallocation of commitments among the financial institutions following the assignment of the rights and obligations of one financial institution under the facility to an existing financial institution. The March 30, 2010 facility termination date remains unchanged. During the first six months of 2008, we made payments of $63.4 million on this facility leaving a drawn balance of $536.6 million at June 30, 2008. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. The average interest rate on this facility was 3.58% at June 30, 2008. Our ability to re-borrow under this facility is subject to a borrowing base formula. This facility had $63.4 million of availability at June 30, 2008.

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

The following table summarizes our various interest rate agreements in effect as of June 30, 2008:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2009-2012	2,800

(1)	The notional amount of the swap decreases by $500 million on March 31, 2009, $800 million on March 31, 2010, and $250 million on March 31, 2011, and the balance on March 30, 2012.

These swaps are required to be recorded as an asset or liability on our Condensed Consolidated Balance Sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2008 and 2007.

As of June 30, 2008 and December 31, 2007, our derivative liability balances were:

	June 30,	December 31,
	2008	2007
	(In thousands)

Current derivative liability	$54,418	$24,750
Long-term derivative liability	27,983	57,278

Total derivative liability	$82,401	$82,028

Interest losses (net of taxes) of $10.9 and $10.8 were reclassified to interest expense from other comprehensive income during the three and six months ended June 30, 2008, respectively. We estimate that $34.0 million of net derivative losses (net of taxes) included in other comprehensive income will be reclassified into earnings within the next 12 months. These losses will increase the interest expense recorded on our variable rate debt.

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

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Condensed Consolidating Balance Sheet as of June 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,715	$25,148	$3,985	$—	$38,848
Receivables, net	440	948	833,840	—	835,228
Income tax receivable	10,733	2,258	—	—	12,991
Inventories	—	404,233	—	—	404,233
Intercompany receivables	1,659,522	5,090,601	289,714	(7,039,837)	—
Other current assets	93,345	83,366	142	—	176,853

Total current assets	1,773,755	5,606,554	1,127,681	(7,039,837)	1,468,153
Property, plant and equipment, net	744	1,796,975	13,007	—	1,810,726
Goodwill	—	3,050,141	—	—	3,050,141
Identifiable intangible and other assets	61,408	618,763	1,060	—	681,231
Investment in subsidiaries	7,713,459	—	—	(7,713,459)	—

Total	$9,549,366	$11,072,433	$1,141,748	$(14,753,296)	$7,010,251

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,518	$854,515	$246	$—	$942,279
Other current liabilities	(242)	53	189	—	—
Intercompany notes	4,560,336	1,952,084	527,417	(7,039,837)	—
Current portion of long-term debt	74,250	209,508	—	—	283,758

Total current liabilities	4,721,862	3,016,160	527,852	(7,039,837)	1,226,037
Long-term debt	3,769,186	134,916	536,600	—	4,440,702
Other long-term liabilities	493,605	285,044	150	—	778,799
Total stockholders’ equity	564,713	7,636,313	77,146	(7,713,459)	564,713

Total	$9,549,366	$11,072,433	$1,141,748	$(14,753,296)	$7,010,251

	Condensed Consolidating Balance Sheet as of December 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$601	$26,557	$5,397	$—	$32,555
Receivables, net	162	14,723	898,189	—	913,074
Income tax receivable	15,504	2,381	—	—	17,885
Inventories	—	379,773	—	—	379,773
Intercompany receivables	1,312,750	4,247,006	357,341	(5,917,097)	—
Other current assets	109,844	78,843	10	—	188,697

Total current assets	1,438,861	4,749,283	1,260,937	(5,917,097)	1,531,984
Property, plant and equipment, net	197	1,786,063	12,118	—	1,798,378
Goodwill	—	3,017,746	—	—	3,017,746
Identifiable intangible and other assets	69,971	614,218	1,059	—	685,248
Investment in subsidiaries	7,103,613	—	—	(7,103,613)	—

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,179	$844,886	$205	$—	$907,270
Other current liabilities	(232)	441	(209)	—	—
Intercompany notes	3,652,553	1,670,913	593,631	(5,917,097)	—
Current portion of long-term debt	18,000	7,246	—	—	25,246

Total current liabilities	3,732,500	2,523,486	593,627	(5,917,097)	932,516
Long-term debt	4,317,059	330,046	600,000	—	5,247,105
Other long-term liabilities	511,816	290,302	350	—	802,468
Total stockholders’ equity	51,267	7,023,476	80,137	(7,103,613)	51,267

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$3,097,139	$5,420	$—	$3,102,559
Cost of sales	—	2,358,889	4,350	—	2,363,239

Gross profit	—	738,250	1,070	—	739,320
Selling and distribution	—	461,339	270	—	461,609
General, administrative and other	971	113,771	596	—	115,338
Facility closing, reorganization and other costs	—	5,195	—	—	5,195
Interest (income) expense	65,261	11,184	40	—	76,485
Other (income) expense, net	—	(251)	389	—	138
Income from subsidiaries	(146,787)	—	—	146,787	—

Income (loss) before income taxes	80,555	147,012	(225)	(146,787)	80,555
Income taxes	31,670	56,667	(100)	(56,567)	31,670

Net income (loss)	$48,885	$90,345	$(125)	$(90,220)	$48,885

	Condensed Consolidating Statements of Income
	for the Three Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$2,842,125	$1,520	$—	$2,843,645
Cost of sales	—	2,154,447	1,148	—	2,155,595

Gross profit	—	687,678	372	—	688,050
Selling and distribution	—	428,438	138	—	428,576
General, administrative and other	1,457	99,682	898	—	102,037
Facility closing, reorganization and other costs	117	3,683	—	—	3,800
Interest (income) expense	84,089	18,241	156	—	102,486
Other (income) expense, net	4,518	375	(347)	—	4,546
Income from subsidiaries	(136,786)	—	—	136,786	—

Income (loss) from continuing operations before income taxes	46,605	137,259	(473)	(136,786)	46,605
Income taxes	18,428	52,409	(170)	(52,239)	18,428

Income (loss) from continuing operations	28,177	84,850	(303)	(84,547)	28,177
Income from discontinued operations, net of tax	—	—	239	—	239

Net income (loss)	$28,177	$84,850	$(64)	$(84,547)	$28,416

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$6,169,903	$9,616	$—	$6,179,519
Cost of sales	—	4,743,952	7,673	—	4,751,625

Gross profit	—	1,425,951	1,943	—	1,427,894
Selling and distribution	—	899,131	481	—	899,612
General, administrative and other	1,142	225,272	1,176	—	227,590
Facility closing, reorganization and other costs	—	7,410	—	—	7,410
Interest (income) expense	135,653	24,719	(55)	—	160,317
Other (income) expense, net	571	(715)	901	—	757
Income from subsidiaries	(269,574)	—	—	269,574	—

Income (loss) before income taxes	132,208	270,134	(560)	(269,574)	132,208
Income taxes	52,551	104,433	(242)	(104,191)	52,551

Net income (loss)	$79,657	$165,701	$(318)	$(165,383)	$79,657

	Condensed Consolidating Statements of Income
	for the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$5,470,581	$2,813	$—	$5,473,394
Cost of sales	—	4,095,943	2,127	—	4,098,070

Gross profit	—	1,374,638	686	—	1,375,324
Selling and distribution	—	843,932	278	—	844,210
General, administrative and other	2,859	209,084	1,806	—	213,749
Facility closing, reorganization and other costs	117	9,458	—	—	9,575
Interest (income) expense	117,780	36,744	203	—	154,727
Other (income) expense, net	4,895	287	(336)	—	4,846
Income from subsidiaries	(273,868)	—	—	273,868	—

Income (loss) from continuing operations before income taxes	148,217	275,133	(1,265)	(273,868)	148,217
Income taxes	56,837	104,428	(476)	(103,952)	56,837

Income (loss) from continuing operations	91,380	170,705	(789)	(169,916)	91,380
Income from discontinued operations, net of tax	—	—	856	—	856

Net income (loss)	$91,380	$170,705	$67	$(169,916)	$92,236

	Condensed Consolidating Statement of Cash Flows
	for the Six Months Ended June 30, 2008
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(48,100)	$298,660	$64,744	$315,304
Additions to property, plant and equipment	(547)	(103,729)	(1,486)	(105,762)
Payments for acquisitions and investments, net of cash received	(60,889)	—	—	(60,889)
Proceeds from sale of fixed assets	—	5,594	—	5,594

Net cash used in investing activities	(61,436)	(98,135)	(1,486)	(161,057)
Net repayment of debt	(491,700)	(7,791)	(63,400)	(562,891)
Issuance of common stock	413,892	—	—	413,892
Tax savings on share-based compensation	1,045	—	—	1,045
Net change in intercompany balances	195,413	(194,143)	(1,270)	—

Net cash provided by (used in) financing activities	118,650	(201,934)	(64,670)	(147,954)
Increase (decrease) in cash and cash equivalents	9,114	(1,409)	(1,412)	6,293
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$9,715	$25,148	$3,985	$38,848

	Condensed Consolidating Statements of Cash Flows
	for the Six Months Ended June 30, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(77,808)	$345,653	$(97,362)	$170,483
Additions to property, plant and equipment	(386)	(102,512)	(194)	(103,092)
Payments for acquisitions and investments, net of cash received	(129,636)	—	—	(129,636)
Net proceeds from divestitures	12,551	—	—	12,551
Proceeds from sale of fixed assets	—	3,228	—	3,228

Net cash used in investing activities	(117,471)	(99,284)	(194)	(216,949)
Proceeds from issuance of debt	1,912,500	—	—	1,912,500
Repayment of debt	(60,750)	(8,766)	—	(69,516)
Net proceeds from revolver and receivables — backed facility	99,000	—	48,200	147,200
Payment of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock	26,501	—	—	26,501
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	10,086	—	—	10,086
Net change in intercompany balances	181,387	(230,521)	49,134	—

Net cash provided by (used in) financing activities	194,705	(239,287)	97,334	52,752
Increase (decrease) in cash and cash equivalents	(574)	7,082	(222)	6,286
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$5	$33,336	$4,085	$37,426

6.	Common Stock and Share-Based Compensation

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

Stock Options — The following table summarizes stock option activity during the first six months of 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Options outstanding at December 31, 2007	22,016,663	$18.40
Options granted	2,920,738	25.08
Options canceled or forfeited(1)	(228,216)	27.02
Options exercised	(1,160,855)	13.30

Options outstanding at June 30, 2008	23,548,330	19.39	5.92	$79,963,008

Options exercisable at June 30, 2008	17,220,743	16.63	4.83	$79,963,008

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the three months ended June 30, 2008 and 2007, we recognized stock option expense of $6.2 million and $6.5 million, respectively. During the six months ended June 30, 2008 and 2007, we recognized stock option expense of $11.8 million and $11.6 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit (“stock units”) activity during the first six months of 2008:

	Employees	Directors	Total

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015
Stock units issued	905,056	22,950	928,006
Shares issued upon vesting of stock units	(172,255)	(30,132)	(202,387)
Stock units canceled or forfeited(1)	(99,455)	—	(99,455)

Stock units outstanding at June 30, 2008	1,773,498	71,681	1,845,179

Weighted average grant date fair value	$26.74	$21.24	$26.58

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended June 30, 2008 and 2007, we recognized stock unit expense of $3.1 million and $4.3 million, respectively. During the six months ended June 30, 2008 and 2007, we recognized stock unit expense of $5.9 million and $7.5 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$48,885	$28,177	$79,657	$91,380
Denominator:
Average common shares	151,984,287	130,016,900	144,933,788	129,456,835

Basic EPS from continuing operations	$0.32	$0.22	$0.55	$0.70

Diluted EPS computation:
Numerator:
Income from continuing operations	$48,885	$28,177	$79,657	$91,380
Denominator:
Average common shares — basic	151,984,287	130,016,900	144,933,788	129,456,835
Stock option conversion(1)	4,367,594	7,923,709	4,789,006	6,672,200
Stock units	—	444,287	199,138	433,198

Average common shares — diluted	156,351,881	138,384,896	149,921,932	136,562,233

Diluted EPS from continuing operations	$0.31	$0.21	$0.53	$0.67

(1) Anti-dilutive shares excluded	10,297,703	3,052,561	9,954,177	2,365,750

8.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$621	$675	$1,241	$1,351
Interest cost	4,040	4,246	8,080	8,492
Expected return on plan assets	(4,796)	(4,681)	(9,592)	(9,362)
Amortizations:
Unrecognized transition obligation	28	28	56	56
Prior service cost	223	211	445	421
Unrecognized net loss	509	719	1,019	1,438

Net periodic benefit cost	$625	$1,198	$1,249	$2,396

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$380	$358	$760	$715
Interest cost	426	411	852	823
Amortizations:
Prior service cost	(17)	(17)	(34)	(34)
Unrecognized net loss	156	266	311	532

Net periodic benefit cost	$945	$1,018	$1,889	$2,036

9.	Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $5.2 million and $2.5 million during the three months ended June 30, 2008 and 2007, respectively, and $7.4 and $8.2 million during the six months ended June 30, 2008 and 2007, respectively. Those costs included the following types of cash and non-cash charges:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of the decision to close a facility. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value and held for sale.

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months		Six Months
	Ended		Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Closure of facilities:
DSD Dairy(1)	$2,187	$1,198	$4,245	$4,605
WhiteWave-Morningstar(2)	2,944	—	2,944	—
Workforce reductions within the DSD Dairy segment resulting from:
Realignment of finance and transaction processing activities(3)	64	1,171	221	1,362
Management realignment(4)	—	89	—	2,266

Total	$5,195	$2,458	$7,410	$8,233

(1)	Charges primarily relate to the closure of facilities in Denver, Colorado; Union, New Jersey; Detroit, Michigan; Kalispell, Montana; and Akron, Ohio. We expect to incur additional charges related to these facility closures of $4.0 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	Charges primarily relate to the closure of a facility in Belleville, Pennsylvania. We expect to incur additional charges related to this facility closure of $1.7 million, related to shutdown and other costs.

(3)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $7.1 million of workforce reduction costs since the inception of this initiative and expect to incur $1.5 million of additional costs through the end of 2009. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(4)	In 2007, we realigned certain management positions within our former Dairy Group segment to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the former Dairy Group segment. These positions will not be replaced. Since the inception of this initiative, we have incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on share-based compensation.

Activity for the first six months of 2008 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			June 30,
	2007	Charges	Payments	2008
	(In thousands)

Cash charges:
Workforce reduction costs	$13,062	$1,955	$(8,222)	$6,795
Shutdown costs	19	1,409	(1,420)	8
Lease obligations after shutdown	43	92	(119)	16
Other	88	780	(851)	17

Subtotal	$13,212	4,236	$(10,612)	$6,836

Noncash charges:
Write-down of assets(1)		3,174

Total charges		$7,410

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value and held for sale. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at June 30, 2008 was $14.3 million. We are marketing these properties for sale.

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

10.	Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair market value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active market.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

In addition, SFAS No. 157 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs, to determine the effects of the measurements on earnings.

Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are measured at fair value and non-financial assets and liabilities that are measured at fair value on a recurring basis (at least annually). We have not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with FSP FAS 157-2. FSP FAS 157-2 delays the effective date of SFAS No. 157 to January 1, 2009, for all non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis.

We use certain cash flow hedging derivative instruments to manage interest rate exposures on a portion of our debt. These derivative instruments are measured at fair value using direct observable swap rates at commonly quoted intervals for the full term of the swap.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 is as follows (in thousands):

	Fair Value
	as of
	June 30, 2008	Level 1	Level 2	Level 3

Cash flow hedging derivative liability	$82,401	$—	$82,401	$—

11.	Commitments and Contingencies

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) interest in our operations. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of Legacy Dean after the pre-existing agreements with certain other suppliers or producers expire. We have not breached or terminated any of our milk supply agreements with DFA.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $500,000 for medical claims to $2.0 million for casualty claims, but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greenville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action is currently pending before the Court. These matters are currently in discovery and we intend to vigorously defend them.

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

At this time, it is not possible to predict the ultimate outcome of the matters set forth above.

12.	Segment, Geographic and Customers Information

We currently have two reportable segments: DSD Dairy and WhiteWave-Morningstar.

Our DSD Dairy segment is our largest segment with over 80 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. It manufactures, markets and distributes a wide variety of branded and private-label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Our direct store delivery or “DSD” business is delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States.

Our WhiteWave-Morningstar segment consists of two platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. Our WhiteWave-Morningstar segment also sells The Organic Cow® organic dairy products. Our WhiteWave-Morningstar segment sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The majority of the WhiteWave and Morningstar products are delivered through warehouse delivery systems.

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

Due to changes in our reportable segments as discussed in Note 1 to our Condensed Consolidated Financial Statements, segment results for the three and six months ended 2007 have been recast to present results on a comparable basis, including the transfer of $334.4 million of goodwill from the DSD Dairy segment to the WhiteWave-Morningstar segment. These changes had no impact on consolidated net sales or operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(In thousands)

Net sales to external customers:
DSD Dairy	$2,450,239	$2,252,786	$4,908,715	$4,352,852
WhiteWave-Morningstar	652,320	590,859	1,270,804	1,120,542

Total	$3,102,559	$2,843,645	$6,179,519	$5,473,394

Intersegment sales:
DSD Dairy	$12,508	$12,936	$24,986	$22,292
WhiteWave-Morningstar	67,513	57,752	132,411	110,497

Total	$80,021	$70,688	$157,397	$132,789

Operating income:
DSD Dairy	$154,254	$141,154	$285,162	$294,804
WhiteWave-Morningstar	49,299	55,824	94,691	101,002

Total reportable segment operating income	203,553	196,978	379,853	395,806
Corporate	(41,180)	(39,541)	(79,161)	(78,441)
Facility closing, reorganization and other costs	(5,195)	(3,800)	(7,410)	(9,575)

Total	$157,178	$153,637	$293,282	$307,790

	June 30,	December 31,
	2008	2007
	(In thousands)

Assets:
DSD Dairy	$4,722,494	$4,750,747
WhiteWave-Morningstar	2,031,651	2,010,487
Corporate	256,106	272,122

Total	$7,010,251	$7,033,356

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our DSD Dairy and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales in the three and six months ended June 30, 2008 and 2007. Approximately 17.5% and 17.8% of our consolidated net sales in the three months ended June 30, 2008 and 2007, respectively, were to that same customer. Approximately 17.4% and 18.3% of our consolidated net sales in the six months ended June 30, 2008 and 2007, respectively, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Item 1A — Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2007 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

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

DSD Dairy — Our DSD Dairy segment is our largest segment, with approximately 79% of our consolidated net sales in the three and six months ended June 30, 2008. The DSD Dairy segment manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Due to the perishable nature of its products, our DSD Dairy segment delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our DSD Dairy segment has one of the most extensive refrigerated DSD systems in the United States. The DSD Dairy segment sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the DSD Dairy segment’s corporate sales department. Our DSD Dairy segment does not have contracts with many of its customers, including its largest customers, and most of its existing contracts are generally terminable at will by the customer.

WhiteWave-Morningstar — Our WhiteWave-Morningstar segment net sales are approximately 21% of our consolidated net sales in the three and six months ended June 30, 2008. The WhiteWave-Morningstar segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Our WhiteWave-Morningstar segment also sells The Organic Cow® organic dairy products. We license the LAND O’LAKES name from a third party. With the addition of Morningstar, our WhiteWave-Morningstar segment now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. The WhiteWave-Morningstar segment sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The WhiteWave-Morningstar segment sells its products through its internal sales force and through independent brokers. Our WhiteWave-Morningstar segment does not have contracts with many of its customers, including its largest customers, and most of its existing contracts are generally terminable at will by the customer.

Recent Developments

Developments Since January 1, 2008

Current Dairy Environment — Rapidly increasing and record high dairy commodity costs created a challenging operating environment throughout 2007. While conventional raw milk prices decreased in the first six months of 2008 from the levels experienced in the fourth quarter of 2007, they remain significantly higher than prices in the first six months of the prior year. As a result of this extremely volatile commodity environment, we face unprecedented cost challenges in our DSD Dairy segment operations. Despite these cost challenges, we continue to focus on cost control and supply chain efficiency through initiatives such as the reduction in workforce executed late last fall, improved effectiveness in the pass through of costs to our customers, and our continued focus to drive productivity and efficiency within our operations.

Throughout most of 2007, the industry, including us, experienced an oversupply in organic raw milk. This oversupply led to aggressive discounting within this product category, particularly in the second half of 2007. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, significant pricing pressures remain, particularly from private label products. Net price increases to our customers have not kept pace with the rising input cost of organic milk as upward pressure on pay prices to our farmers continues to reflect the sharp rise in feed and fuel costs experienced by our network of over 400 organic family farms.

Public Offering of Equity Securities — On March 5, 2008, we issued and sold 18.7 million shares of our common stock, $0.01 par value per share, in a public offering pursuant to a registration statement on Form S-3. We received net proceeds of $400.0 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior credit facility.

Acquisitions — During the first six months of 2008, our DSD Dairy segment completed three acquisitions. The aggregate purchase price of these acquisitions was approximately $61 million, including transaction costs. We have noted an increase in potential transaction activity. We attribute this increase in activity in part to higher commodity prices and tightening of financial markets.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
				(Dollars in millions)

Net sales	$3,102.5	100.0%	$2,843.6	100.0%	$6,179.5	100.0%	$5,473.4	100.0%
Cost of sales	2,363.2	76.2	2,155.6	75.8	4,751.6	76.9	4,098.1	74.9

Gross profit(1)	739.3	23.8	688.0	24.2	1,427.9	23.1	1,375.3	25.1
Operating costs and expenses:
Selling and distribution	461.6	14.9	428.6	15.1	899.6	14.6	844.2	15.4
General and administrative	113.6	3.6	100.4	3.5	224.3	3.6	209.8	3.8
Amortization of intangibles	1.7	0.1	1.6	0.1	3.3	0.1	3.9	0.1
Facility closing, reorganization and other costs	5.2	0.1	3.8	0.1	7.4	0.1	9.6	0.2

Total operating costs and expenses	582.1	18.7	534.4	18.8	1,134.6	18.4	1,067.5	19.5

Total operating income	$157.2	5.1%	$153.6	5.4%	$293.3	4.7%	$307.8	5.6%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended June 30
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

DSD Dairy	$2,450.2	$2,252.8	$197.4	8.8%
WhiteWave-Morningstar	652.3	590.8	61.5	10.4%

Total	$3,102.5	$2,843.6	$258.9	9.1%

The increase in net sales was due to the following:

	Quarter Ended June 30, 2008
	vs Quarter Ended June 30, 2007
			Pricing
			And Product	Total Increase/
	Acquisitions	Volume	Mix Changes	(Decrease)
	(Dollars in millions)

DSD Dairy	$34.8	$(5.9)	$168.5	$197.4
WhiteWave-Morningstar	—	42.3	19.2	61.5

Total	$34.8	$36.4	$187.7	$258.9

Net sales increased during the second quarter of 2008 as compared to the second quarter of 2007 primarily due to our more effective pass through of higher conventional milk prices, and other commodity costs in our DSD Dairy segment, as well as volume growth in our national brands and Morningstar operations.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $207.6 million, or 9.6%, in the second quarter of 2008 from the second quarter of 2007 primarily due to higher volume and higher conventional and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat impacted other components of cost of sales.

Operating Costs and Expenses — Our operating expenses increased $47.7 million, or 8.9%, in the second quarter of 2008 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $33.0 million primarily due to higher fuel costs and third party freight.

•	General and administrative costs increased $13.2 million primarily driven by increased personnel-related costs of $11.8 million.

•	Net facility closing, reorganization and other costs increased $1.4 million from the second quarter of 2007. See Note 9 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $76.5 million in the second quarter of 2008 from $102.5 million in the second quarter of 2007, primarily driven by the reduction in debt related to our $400 million paydown of the revolving portion of our senior credit facility with proceeds from our equity offering on March 5, 2008, as well as the paydown of debt with cash flow from operations. In addition, we wrote off $13.5 million in financing costs in the second quarter of 2007 due to the completion of our new senior credit facility and incurred $4.5 million of professional fees and other costs related to the payment of a special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 39.3% in the second quarter of 2008 compared to 39.5% in the second quarter of 2007. Our effective tax rate varies based on the relative earnings of our business units.

Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007 — Results by Segment

DSD Dairy

The key performance indicators of our DSD Dairy segment are sales volumes, gross profit and operating income.

	Quarter Ended June 30
	2008		2007
	Dollars	Percent	Dollars	Percent
		(Dollars in millions)

Net sales	$2,450.2	100.0%	$2,252.8	100.0%
Cost of sales	1,884.4	76.9	1,728.9	76.7

Gross profit	565.8	23.1	523.9	23.3
Operating costs and expenses	411.5	16.8	382.7	17.0

Total segment operating income	$154.3	6.3%	$141.2	6.3%

Net Sales — The increase in our DSD Dairy segment’s net sales of 8.8% was due largely to the more effective pass through of higher conventional milk prices and other commodities, as well as acquisitions completed in 2008. Our DSD Dairy segment generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our DSD Dairy segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2008 compared to the second quarter of 2007:

	Quarter Ended June 30*
	2008	2007	% Change

Class I mover(1)	$17.80	$16.25	10%
Class I raw skim milk mover(1)(2)	13.15	11.55	14
Class I butterfat mover(3)(4)	1.46	1.46	—
Class II raw skim milk minimum(1)(2)	10.59	11.59	(9)
Class II butterfat minimum(3)(4)	1.56	1.57	(1)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2007 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales increased by $155.5 million, or 9.0%, in the second quarter of 2008 from the second quarter of 2007, primarily due to higher conventional raw milk costs, resin and packaging, and conversion costs. The higher commodity prices as well as relative pricing movement between raw skim milk and butterfat resulted and impacted other components of cost of sales.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased by $28.8 million, or 7.5%, during the second quarter of 2008 from the second quarter of 2007 primarily due to higher distribution costs of $25.0 million driven primarily by higher fuel and third party freight, higher personnel-related costs of $7.7 million, partially offset by lower advertising expense of $3.3 million. Our DSD Dairy segments’ operating expense as a percentage of net sales decreased to 16.8% in the second quarter of 2008 from 17.0% in the second quarter of 2007, primarily due to the improvement in our pass-through of higher raw milk costs and other commodities that outpaced growth in operating costs and expenses.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$652.3	100.0%	$590.8	100.0%
Cost of sales	478.4	73.3	426.3	72.2

Gross profit	173.9	26.7	164.5	27.8
Operating costs and expenses	124.6	19.1	108.7	18.4

Total segment operating income	$49.3	7.6%	$55.8	9.4%

Net Sales — The increase in our WhiteWave-Morningstar segment’s net sales of 10.4% was driven by increased volume and increased pricing primarily in response to higher raw material costs. For the second quarter of 2008, total net sales for the WhiteWave brands increased 13.1% to $368.2 million, with continued strong sales growth across all of our key brands. Silk net sales increased more than 10% driven by our Plus line, particularly our DHA enhanced product and increased marketing support. International Delight net sales increased in the high single digits, even as volumes slowed a bit in the face of increased pricing, as well as heightened competitor activity. LAND O’LAKES also grew net sales in the high single digits, primarily as a result of commodity-related price increases. Net sales of Horizon Organic branded products increased over 20% in the quarter driven by continued distribution expansion and innovation. Morningstar also posted strong sales growth in the quarter, increasing net sales 7.1% to $284.1 million primarily due to higher volumes.

The primary raw material used in our organic milk-based products is organic raw milk. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk and other costs. In addition, significant pricing pressures remain, particularly from private label products.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $52.1 million, or 12.2%, in the second quarter of 2008 from the second quarter of 2007 primarily driven by higher volumes, but also by higher raw material costs, particularly raw organic milk, due to sharp inflation in organic feed costs.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased by $15.9 million, or 14.6%, during the second quarter of 2008 from the second quarter of 2007 primarily due to higher distribution costs of $5.0 million driven by higher volumes and rising fuel costs; increased general and administrative expense of $5.5 million primarily due to higher professional fees and personnel-related costs; as well as higher selling and marketing expense of $4.9 million primarily related to higher advertising costs.

Although WhiteWave-Morningstar net sales were higher, with strong sales growth across all of our key brands and in the Morningstar business, our operating profits were 12% below year ago levels in the quarter. While the majority of the portfolio did increase profitability in the quarter, this progress was offset primarily by continued challenges of our Horizon Organic branded products and to a lesser degree due to increased selling and general and administrative expenses related to increased marketing expense and personnel-related costs.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Six Months Ended June 30
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

DSD Dairy	$4,908.7	$4,352.9	$555.8	12.8%
WhiteWave-Morningstar	1,270.8	1,120.5	150.3	13.4%

Total	$6,179.5	$5,473.4	$706.1	12.9%

The increase in net sales was due to the following:

	Six Months Ended June 30, 2008
	vs Six Months Ended June 30, 2007
			Pricing
			And Product	Total Increase/
	Acquisitions	Volume	Mix Changes	(Decrease)
	(Dollars in millions)

DSD Dairy	$59.0	$(33.0)	$529.8	$555.8
WhiteWave-Morningstar	19.6	81.7	49.0	150.3

Total	$78.6	$48.7	$578.8	$706.1

Net sales increased during the first six months of 2008 as compared to the first six months of 2007 primarily due to our more effective pass through of higher conventional milk prices, and other commodity costs in our DSD Dairy segment; volume growth in our national brands and Morningstar operations, as well as acquisitions completed in 2008.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $653.5 million, or 15.9%, in the first six months of 2008 from the first six months of 2007 primarily due to higher volume and higher conventional and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat, impacted other components of cost of sales.

Operating Costs and Expenses — Our operating expenses increased $67.1 million, or 6.3%, in the first six months of 2008 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $55.4 million primarily due to higher fuel costs and third party freight.

•	General and administrative costs increased $14.5 million on primarily driven by increases in personnel-related costs of $13.1 million.

•	Net facility closing, reorganization and other costs decreased $2.2 million from the first six months of 2007. See Note 9 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense increased to $160.3 million in the first six months of 2008 from $154.7 million in the first six months of 2007, primarily due to a higher average debt balance related to the timing of our special cash dividend on April 2, 2007. In addition, we wrote off $13.5 million in financing costs in the first six months of 2007 due to the competition of our new senior credit facility and incurred $4.9 million of professional fees and other costs related to the payment of a special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 39.8% in the first six months of 2008 compared to 38.3% in the first six months of 2007. Our effective tax rate varies based on the relative earnings of our business units. During the first six months of 2008, our income tax rate was unfavorably impacted by changes to certain state tax rates and regulations.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 — Results by Segment

DSD Dairy

The key performance indicators of our DSD Dairy segment are sales volumes, gross profit and operating income.

	Six Months Ended June 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$4,908.7	100.0%	$4,352.9	100.0%
Cost of sales	3,818.2	77.8	3,288.9	75.6

Gross profit	1,090.5	22.2	1,064.0	24.4
Operating costs and expenses	805.3	16.4	769.1	17.7

Total segment operating income	$285.2	5.8%	$294.9	6.7%

Net Sales — The increase in our DSD Dairy segment’s net sales of 12.8% was due largely to our more effective pass through of higher conventional milk prices and other commodities, as well as acquisitions completed in 2008. Our DSD Dairy segment generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our DSD Dairy segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2008 compared to the first six months of 2007:

	Six Months Ended June 30*
	2008	2007	% Change

Class I mover(1)	$18.46	$15.00	23%
Class I raw skim milk mover(1)(2)	14.00	10.50	33
Class I butterfat mover(3)(4)	1.42	1.39	2
Class II raw skim milk minimum(1)(2)	12.17	10.20	19
Class II butterfat minimum(3)(4)	1.45	1.45	—

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2007 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales increased by $529.3 million, or 16.1%, in the first six months of 2008 from the first six months of 2007, primarily due to higher conventional raw milk costs, resin and packaging, and conversion costs. The higher commodity prices as well as relative pricing movement between raw skim milk and butterfat resulted and impacted other components of cost of sales.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased $36.2 million, or 4.7%, during the first six months of 2008 from the first six months of 2007. The increase was primarily due to higher distribution costs of $37.3 million driven primarily by higher fuel and third party freight, higher personnel-related costs of $8.6 million, partially offset by lower advertising expense of $6.8 million. Our DSD Dairy segments’ operating expense as a percentage of net sales decreased to 16.4% in the first six months of 2008 from 17.7% in the first six months of 2007, primarily due to the increase in sales in response to higher commodity costs that outpaced growth in operating costs and expenses.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Six Months Ended June 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,270.8	100.0%	$1,120.5	100.0%
Cost of sales	932.7	73.4	808.5	72.2

Gross profit	338.1	26.6	312.0	27.8
Operating costs and expenses	243.4	19.2	211.0	18.8

Total segment operating income	$94.7	7.4%	$101.0	9.0%

Net Sales — The increase in our WhiteWave-Morningstar segment’s net sales of 13.4% was driven by increased volume and pricing primarily in response to higher raw material costs. For the first six months of the year, total net sales for the WhiteWave brands increased 12.9% to $731.7 million, with continued strong sales growth across all of our key brands. Silk net sales increased more than 10% driven by our Plus line, particularly our DHA enhanced product and increased marketing support. International Delight net sales increased in the high single digits, even as volumes slowed a bit in the face of increased pricing, as well as heightened competitor activity. LAND O’LAKES also grew net sales in the high single digits, primarily as a result of commodity-related price increases. Net sales of Horizon Organic branded products increased over 20% in the first six months on even higher volume driven by distribution expansion and innovation. Morningstar also posted strong sales growth in the first six months, increasing net sales 14.1% to $539.1 million, with the benefit of an acquisition completed in March 2007.

The primary raw material used in our organic milk-based products is organic raw milk. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk and other costs. In addition, significant pricing pressures remain, particularly from private label products.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $124.2 million, or 15.4%, in the first six months of 2008 from the first six months of 2007 primarily driven by higher volumes, but also by higher raw material costs, particularly raw organic milk, due to the sharp inflation in organic feed costs.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $32.4 million, or 15.4%, during the first six months of 2008 from the first six months of 2007 primarily due to higher distribution costs of $9.7 million driven by higher volumes and rising fuel costs; increased general and administrative expense of $9.3 million primarily due to higher professional fees and personnel-related costs; as well as higher selling and marketing expense of $12.6 million primarily related to higher advertising costs.

Although WhiteWave-Morningstar’s net sales were higher, with strong sales growth across all of our key brands and in the Morningstar business, our operating profits were 6% below year ago levels in the first six months of the year. While the majority of the portfolio did increase profitability in the first six months of the year, this progress was offset primarily by continued challenges of our Horizon Organic branded products and to a lesser degree due to increased selling and general and administrative expenses related to increased marketing expense and personnel-related costs.

Liquidity and Capital Resources

Historical Cash Flow

During the first six months of 2008, we met our working capital needs with cash flow from operations. Net cash provided by operating activities increased $144.8 million to $315.3 million in the first six months of 2008 compared to $170.5 million for the same period in 2007. The impact of lower operating income in the first six months was more than offset by the decrease in working capital requirements due in part to the reduction in accounts receivable in the first six months of 2008 compared to the prior year.

Net cash used in investing activities was $161.1 million in the first six months of 2008 compared to $216.9 million in the first six months of 2007. In the first six months of 2008, we made approximately $105.8 million in capital expenditures and we completed three acquisitions requiring the use of approximately $61 million in cash. In the first six months of 2007, we made approximately $103.1 million in capital expenditures and our Morningstar platform acquired Friendship Dairies, requiring the use of approximately $125.8 million in cash.

In the first six months of 2008 we reduced our debt by approximately $562.9 million with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering.

Financial Covenants

Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of June 30, 2008, we were in compliance with all covenants contained in this agreement. We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of June 30, 2008, this leverage ratio was 5.48 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. We anticipate further reductions of borrowings under our revolving credit facility over the balance of 2008, and expect our leverage ratio to be below 5.25 times as of December 31, 2008.

Contractual Obligations

Except for the reduction of our debt due to funds from our equity offering and cash flow from operations, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2007 Annual Report on Form 10-K.

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

Other Commitments and Contingencies

We are not party to, nor are our properties the subject of, any material pending legal proceedings other than set forth in Note 11 to our Condensed Consolidated Financial Statements, and in Item 1. Legal Proceedings contained in Part II of this Form 10-Q. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	Certain indemnification obligations related to businesses that we have divested;

•	Certain contingent obligations related to milk supply arrangements;

•	Certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease; and

•	Selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.

Future Capital Requirements

During 2008, we intend to invest a total of approximately $275 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $305 million based on anticipated debt levels and interest rate expectations. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10.0 million. The portion of our long-term debt due within the next 12 months totals $283.8 million through June 2009. We expect that for the foreseeable future our cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our mandatory debt repayments and future capital requirements. At August 1, 2008, approximately $1.34 billion was available under the revolving credit facility, subject to the limitations of our credit agreement.

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

In the first six months of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008. Raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The DSD Dairy segment generally has been effective at passing through the changes in the prices of underlying commodities. However, the pass through is not perfect when prices move up steadily over a period of several months.

Our DSD Dairy segment purchases approximately four million gallons of diesel fuel per month to operate its extensive DSD system. Another significant raw material used by our DSD Dairy segment is resin, which is a petroleum-based product used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil prices. We have experienced increased fuel and resin costs during 2008, and we expect prices of both resin and diesel fuel to fluctuate throughout 2008.

WhiteWave-Morningstar — The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. Consistent with the general inflationary pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. We expect to adequately source our soybean requirements; however, there could be substantial pressure on our soy-based product operating margins in 2009.

The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 400 dairy farmers across the United States. We also produce approximately 20% of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to increase the supply of organic raw milk, in 2007 we experienced a significant oversupply of organic raw milk that increased competitive pressure from both branded and private label participants. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk and other costs. In addition, significant pricing pressures remain, particularly from private label products.

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

Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our DSD Dairy segment, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, we are beginning to see higher levels of price competition and higher resistance to pricing in certain areas of our business. We expect these trends to continue and intensify. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and most of our existing contracts are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 39.8% in the first six months of 2008. Our tax rate during the first six months of 2007 was 38.3%. We estimate that our effective tax rate will be approximately 40% for the full year 2008. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws, may cause the rate to change from historical rates.

See “Part II — Item 1A — Risk Factors” below and “Part I — Item 1A — Risk Factors” in our 2007 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2007 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the SEC.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this report, there have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greenville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008 a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greenville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action is currently pending before the Court. These matters are currently in discovery and we intend to vigorously defend them.

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

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our 2007 Annual Report on Form 10-K, other than as set forth below.

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us

Raw skim milk is the most significant raw material that we use in our DSD Dairy segment. Organic raw milk, organic soybeans and sugar are significant inputs utilized by our WhiteWave-Morningstar segment. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather, including the heightened impact of weather events related to climate change, also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. In 2007, we experienced rapidly rising and all time-high prices in conventional raw milk prices, and in the first six months of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008.

Throughout most of 2007, the industry, including us, experienced an oversupply in organic raw milk. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk and other costs. In addition, significant pricing pressures remain, particularly from private label products. Uncertainties surrounding organic milk supply, increased costs associated with organic farming, and competitive pressures could continue to negatively impact the profitability of our WhiteWave-Morningstar segment.

Because our DSD Dairy segment delivers the majority of its products directly to customers through its “direct store delivery” system, we are a large consumer of fuel. Similarly, our WhiteWave-Morningstar segment is impacted by the costs of petroleum-based products through the use of common carriers in delivering their products. We utilize a significant amount of resin, which is the primary component used in our plastic bottles. Resin supplies have from time to time been insufficient to meet demand. We have experienced increased fuel and resin costs during 2008, and further increases in fuel and resin prices can adversely affect our results of operations. In addition, a disruption in our ability to secure an adequate resin supply could adversely affect our operations.

Consistent with the general inflationary pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. We expect to adequately source our soybean requirements; however, there could be substantial pressure on our soy-based product operating margins in 2009.

The Consolidation of Retail Customers May Put Pressures on Our Operating Margins and Profitability.

Our customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. Some of these customers are vertically integrated and may use shelf space currently used for our products for their private label products. In addition, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. We are beginning to see higher levels of price competition and higher resistance to pricing in certain areas of our business. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

We Must Identify Changing Consumer Preferences and Develop and Offer Products to Meet Their Preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes, dietary and purchasing habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. Currently, we believe consumers are trending toward health and wellness beverages. Although we have increased our innovation efforts and spend in order to capitalize on this trend, there are currently several global competitors with greater resources with whom we compete in these areas. In addition, as consumers become increasingly aware of climate change and the sources of greenhouse gas emissions, to which agriculture, including dairy farming, is a contributor, their preferences and purchasing decisions may change.

If our products fail to meet consumer preferences, the return on our investment in those areas will be less than anticipated and our product strategy may not succeed.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 22, 2008, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	The re-election of Tom C. Davis, Stephen L. Green, Joseph S. Hardin, Jr. and John R. Muse as members of our Board of Directors for a three-year term, and

•	The ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our registered independent public accountants for fiscal year 2008.

At the annual meeting, the stockholders re-elected the directors named above and ratified the selection of Deloitte & Touche LLP as our registered independent public accountants. Following the meeting, the following directors continued their term in office: Gregg L. Engles, Lewis M. Collens, Janet Hill, Hector M. Nevares, Pete Schenkel, Jim L. Turner, Alan J. Bernon and Ron Kirk. Mr. Bernon resigned as a director effective May 26, 2008.

The vote of the stockholders with respect to each such matter was as follows:

		Votes	Votes
Nominee/Proposal	Votes For	Withheld	Against	Abstain

Tom C. Davis	124,914,906	7,766,091	—	—
Stephen L. Green	109,237,695	23,443,302	—	—
Joseph S. Hardin, Jr.	109,393,436	23,287,561	—	—
John R. Muse	112,008,021	20,672,976	—	—
Selection of registered independent public accountants	130,373,807	—	1,122,831	1,191,589

There were no broker non-votes with respect to these matters.

Item 5.	Other Information

On May 21, 2008, the Compensation Committee of our Board of Directors (the “Committee”) approved an amendment to our Stock Option/Restricted Stock Unit Grant Guidelines (the “Guidelines”). Beginning in 2009, our policies require that annual stock option and restricted stock unit grants to senior executives and other employees be made by the Committee at a meeting held in February of each year on the third business day following the public release of our financial results for the prior year. The Committee has the ability to postpone the annual grant date if circumstances warrant such postponement. There were no other changes to the Guidelines as described in our Proxy Statement filed with the SEC on April 21, 2008.

Item 6.	Exhibits

10.1		Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2008, and incorporated herein by reference).
10.2		Amendment No. 4 to Fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2008, and incorporated herein by reference).
10.3		Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 1, 2008, and incorporated herein by reference).
*10	.4	First Amended Independent Contractor and Noncompetition Agreement by and between Pete Schenkel and Dean Foods Company dated April 4, 2008 (filed herewith).
*10	.5	Agreement by and between Michelle P. Goolsby and Dean Foods Company dated June 26, 2008 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 27, 2008, and incorporated herein by reference).
*10	.6	Agreement by and between Steven J. Kemps and Dean Foods Company dated July 8, 2008 (filed herewith).
*10	.7	Change in Control Agreement by and between Steven J. Kemps and Dean Foods Company dated August 1, 2008 (filed herewith).
*10	.8	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan (filed herewith).
*10	.9	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99		Supplemental Financial Information for Dean Holding Company (filed herewith).

*	This exhibit is a management or compensatory agreement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/ Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

August 8, 2008