Form 10-Q
period 2008-09-30
DEAN FOODS CO
filed 2008-11-05
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, the number of shares outstanding of each class of common stock was: 153,949,142

Common Stock, par value $.01

Page

Part I — Financial Information
Item 1 — Financial Statements (Unaudited)	3
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	42
Item 4 — Controls and Procedures	42
Part II — Other Information
Item 1 — Legal Proceedings	43
Item 1A — Risk Factors	43
Item 5 — Other Information	45
Item 6 — Exhibits	46
Signatures	47
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$24,720	$32,555
Receivables, net	894,302	913,074
Income tax receivable	—	17,885
Inventories	427,203	379,773
Deferred income taxes	118,521	128,841
Prepaid expenses and other current assets	60,786	59,856

Total current assets	1,525,532	1,531,984
Property, plant and equipment, net	1,821,800	1,798,378
Goodwill	3,053,763	3,017,746
Identifiable intangible and other assets	674,772	685,248

Total	$7,075,867	$7,033,356

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,034,801	$907,270
Current portion of long-term debt	336,282	25,246

Total current liabilities	1,371,083	932,516
Long-term debt	4,299,145	5,247,105
Deferred income taxes	516,748	482,212
Other long-term liabilities	270,097	320,256
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 153,928,905 and 132,236,217 shares issued and outstanding, with a par value of $0.01 per share	1,539	1,322
Additional paid-in capital	522,747	70,214
Retained earnings	184,942	67,533
Accumulated other comprehensive loss	(90,434)	(87,802)

Total stockholders’ equity	618,794	51,267

Total	$7,075,867	$7,033,356

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net sales	$3,194,669	$3,116,796	$9,374,188	$8,590,190
Cost of sales	2,462,949	2,457,473	7,214,574	6,555,543

Gross profit	731,720	659,323	2,159,614	2,034,647
Operating costs and expenses:
Selling and distribution	468,474	430,816	1,368,086	1,275,026
General and administrative	120,705	103,098	345,013	312,911
Amortization of intangibles	1,767	2,287	5,049	6,223
Facility closing and reorganization costs	8,960	19,469	16,370	27,702
Other operating loss	—	347	—	1,689

Total operating costs and expenses	599,906	556,017	1,734,518	1,623,551

Operating income	131,814	103,306	425,096	411,096
Other (income) expense:
Interest expense	74,709	89,657	235,026	244,384
Other (income) expense, net	(242)	612	515	5,458

Total other expense	74,467	90,269	235,541	249,842

Income from continuing operations before income taxes	57,347	13,037	189,555	161,254
Income taxes	19,544	6,520	72,095	63,357

Income from continuing operations	37,803	6,517	117,460	97,897
Income (loss) from discontinued operations, net of tax	(51)	(35)	(51)	821

Net income	$37,752	$6,482	$117,409	$98,718

Average common shares:
Basic	153,137,212	130,671,408	147,688,222	129,866,142
Diluted	157,286,164	137,669,254	152,434,628	137,068,051
Basic earnings per common share:
Income from continuing operations	$0.25	$0.05	$0.80	$0.75
Income from discontinued operations	—	—	—	0.01

Net income	$0.25	$0.05	$0.80	$0.76

Diluted earnings per common share:
Income from continuing operations	$0.24	$0.05	$0.77	$0.71
Income from discontinued operations	—	—	—	0.01

Net income	$0.24	$0.05	$0.77	$0.72

Cash dividend paid	$—	$—	$—	$15.00

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$51,267
Issuance of common stock	2,992,361	30	26,604	—	—	26,634
Share-based compensation expense	—	—	26,639	—	—	26,639
Public offering of equity securities	18,700,327	187	399,290	—	—	399,477
Net income	—	—	—	117,409	—	117,409	$117,409
Other comprehensive income (loss):
Change in fair value of derivative instruments, net of tax benefit of $14,340	—	—	—	—	(21,720)	(21,720)	(21,720)
Amounts reclassified to income statement related to hedging activities, net of tax of $(12,720)	—	—	—	—	21,199	21,199	21,199
Cumulative translation adjustment	—	—	—	—	(2,111)	(2,111)	(2,111)

Comprehensive income (loss)							$114,777

Balance, September 30, 2008	153,928,905	$1,539	$522,747	$184,942	$(90,434)	$618,794

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30
	2008	2007

Cash flows from operating activities:
Net income	$117,409	$98,718
(Income) loss from discontinued operations	51	(821)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,726	174,185
Share-based compensation expense	26,639	27,188
Loss on disposition of assets	1,237	1,343
Write-down of impaired assets	9,398	6,318
Loss on divestitures of operations	—	1,688
Write-off of financing costs	—	13,545
Deferred income taxes	45,775	4,897
Other	(1,331)	1,075
Changes in operating assets and liabilities, net of acquisitions:
Receivables	25,115	(136,329)
Inventories	(38,965)	(55,828)
Prepaid expenses and other assets	7,268	13,349
Accounts payable and accrued expenses	67,618	121,168
Income taxes payable/receivable	20,783	(49,807)

Net cash provided by continuing operations	458,723	220,689
Net cash used in discontinued operations	(463)	—

Net cash provided by operating activities	458,260	220,689
Cash flows from investing activities:
Payments for property, plant and equipment	(171,008)	(165,192)
Payments for acquisitions and investments, net of cash received	(75,200)	(131,689)
Net proceeds from divestitures	—	12,169
Proceeds from sale of fixed assets	7,121	11,831

Net cash used in investing activities	(239,087)	(272,881)
Cash flows from financing activities:
Proceeds from the issuance of debt	—	1,912,500
Repayment of debt	(27,741)	(327,804)
Net proceeds from (payments for) revolver and receivables-backed facility	(625,378)	413,100
Payments of financing costs	—	(31,281)
Issuance of common stock	418,746	27,752
Payment of special cash dividend	—	(1,942,738)
Tax savings on share-based compensation	7,365	14,529

Net cash (used in) provided by financing activities	(227,008)	66,058

(Decrease) increase in cash and cash equivalents	(7,835)	13,866
Cash and cash equivalents, beginning of period	32,555	31,140

Cash and cash equivalents, end of period	$24,720	$45,006

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended September 30, 2008 and 2007
(Unaudited)

1.	General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2008 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2007 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 28, 2008).

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

Recently Adopted Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) in October 2008. FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (which we adopted effective January 1, 2008), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statement on a recurring basis (at least annually). The adoption of this provision did not have a material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements — The FASB issued staff position No. 157-2 (“FSP FAS 157-2”), “Effective Date of FASB Statement No. 157”, in February 2008. FSP FAS 157-2 delays the effective date of SFAS No. 157, one year for all non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis. We do not believe the adoption of this delayed provision will have a material impact on our Condensed Consolidated Financial Statements.

The FASB issued SFAS No. 141(R), “Business Combinations” in December 2007. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. The provisions of

SFAS No. 141(R) apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. However, in the fourth quarter, we may elect to write-off deferred transaction costs related to transactions expected to close subsequent to December 31, 2008. We are currently evaluating what impact the adoption of this revised standard will have on our future Condensed Consolidated Financial Statements. This standard will become effective for us on January 1, 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the condensed consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the condensed consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We do not believe the adoption of this standard will have a material impact on our Condensed Consolidated Financial Statements. This standard will become effective for us on January 1, 2009.

The FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of this standard will have a material impact on our Condensed Consolidated Financial Statements. This standard will become effective for us on January 1, 2009.

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

For the nine months ended September 30, 2008, our DSD Dairy segment’s acquisition activities totaled approximately $75 million, including transaction costs. These activities included purchases of the following:

•	On January 9, 2008, a milk, cottage cheese and sour cream products manufacturing facility in Le Mars, Iowa.

•	On February 21, 2008, a fluid dairy manufacturing facility in Richmond, Virginia.

•	On April 7, 2008, a fluid dairy business in Atlanta, Georgia.

•	On September 22, 2008, an ice cream manufacturing facility in Decatur, Indiana.

These transactions were funded with borrowings under our senior credit facility. The assets acquired and liabilities assumed in these acquisitions are recorded at their estimated fair values at the date of acquisition. The fair values are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates. These analyses have not been completed as of September 30, 2008. The pro forma impact of these acquisitions, in the aggregate, on consolidated net earnings would not have materially changed reported net earnings.

3.	Inventories

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
	(In thousands)

Raw materials and supplies	$186,574	$172,099
Finished goods	240,629	207,674

Total	$427,203	$379,773

4.	Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

		WhiteWave-
	DSD Dairy	Morningstar	Total
	(In thousands)

Balance at December 31, 2007	$2,149,233	$868,513	$3,017,746
Acquisitions(1)	33,324	514	33,838
Purchase accounting adjustments	801	1,378	2,179

Balance at September 30, 2008	$2,183,358	$870,405	$3,053,763

(1)	We have not completed a final allocation of the purchase price to the fair value of assets acquired and liabilities assumed, associated with the acquisitions completed during 2008.

The gross carrying amount and accumulated amortization of our intangibles other than goodwill as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(In thousands)

Intangible assets with indefinite lives:
Trademarks	$517,516	$—	$517,516	$517,756	$—	$517,756
Intangible assets with finite lives:
Customer-related and other	101,072	(32,951)	68,121	98,273	(27,621)	70,652

Total	$618,588	$(32,951)	$585,637	$616,029	$(27,621)	$588,408

Amortization expense on intangibles for the three months ended September 30, 2008 and 2007 was $1.8 million and $2.3 million, respectively. Amortization expense on intangibles for the nine months ended September 30, 2008 and 2007 was $5.0 million and $6.2 million, respectively. Estimated aggregate intangible amortization expense for the next five years is as follows:

2008	$6.8 million
2009	7.8 million
2010	7.6 million
2011	6.7 million
2012	6.5 million

5.	Income Taxes

The Internal Revenue Service concluded the examination of our U.S. federal income tax returns for the years 2004 and 2005 during the third quarter of 2008. The IRS began examining our 2006 U.S. federal income tax return in the second quarter of 2008 with field work scheduled for completion in the fourth quarter of 2009. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals, or settlement. Our gross unrecognized tax benefits, including accrued interest, decreased by approximately $6 million during the nine months ended September 30, 2008, primarily as a result of settlements of tax authority examinations, adjustments to tax credit carryforwards and the effects of state tax law changes.

6.	Long-Term Debt

	September 30, 2008		December 31, 2007
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
	(In thousands)

Dean Foods Company debt obligations:
Senior credit facility	$3,273,000	5.16%	$3,836,800	6.44%
Senior notes	498,375	7.00	498,258	7.00

	3,771,375		4,335,058
Subsidiary debt obligations:
Senior notes	329,217	6.625-6.90	325,973	6.625-6.90
Receivables-backed facility	524,922	4.88	600,000	6.00
Capital lease obligations and other	9,913		11,320

	864,052		937,293

	4,635,427		5,272,351
Less current portion	(336,282)		(25,246)

Total long-term portion	$4,299,145		$5,247,105

Senior Credit Facility — During the nine months ended September 30, 2008, our senior credit facility consisted of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At September 30, 2008, there were outstanding borrowings of $1.5 billion under the senior secured term loan A and $1.77 billion under the senior secured term loan B. There were no outstanding borrowings under the senior secured revolving credit facility. Letters of credit in the aggregate amount of $158.8 million were issued but undrawn. At September 30, 2008, approximately $1.34 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

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

Under the senior credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of September 30, 2008, we were in compliance with all covenants contained in this agreement.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at September 30, 2008 was $498.4 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. The outstanding notes carry the following interest rates and maturities:

•	$197.9 million ($200 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$131.3 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. On April 30, 2008, we amended the facility to reflect the reallocation of commitments among the financial institutions following the assignment of the rights and obligations of one financial institution under the facility to an existing financial institution. The March 30, 2010 facility termination date remains unchanged. During the first nine months of 2008, we made payments of $75.1 million on this facility leaving a drawn balance of $524.9 million at September 30, 2008. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. The average interest rate on this facility was 4.88% at September 30, 2008. Our ability to re-borrow under this facility is subject to a borrowing base formula. This facility had $75.1 million of availability at September 30, 2008.

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

The following table summarizes our various interest rate swap agreements in effect as of September 30, 2008:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)

4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2009-2012	2,800

(1)	The notional amount of the swap agreements decrease by $500 million on March 31, 2009, $800 million on March 31, 2010, and $250 million on March 31, 2011, and the balance on March 30, 2012.

These swap agreements are required to be recorded as an asset or liability on our Condensed Consolidated Balance Sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and nine months ended September 30, 2008 and 2007.

As of September 30, 2008 and December 31, 2007, our derivative liability balances were:

	September 30,	December 31,
	2008	2007
	(In thousands)

Current derivative liability	$44,850	$24,750
Long-term derivative liability	39,309	57,278

Total derivative liability	$84,159	$82,028

The impact of our interest rate swaps reclassified from accumulated other comprehensive income to interest expense (net of taxes) was $10.4 million and $21.2 million during the three and nine months ended September 30, 2008, respectively. Based on current interest rates, we estimate that $28.0 million of hedging activity will be reclassified as interest expense within the next 12 months.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, recently a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements.

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

	Condensed Consolidating Balance Sheet as of September 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$19,647	$5,073	$—	$24,720
Receivables, net	655	12,782	880,865	—	894,302
Income tax receivable	(664)	664	—	—	—
Inventories	—	427,203	—	—	427,203
Intercompany receivables	1,718,606	5,220,293	218,641	(7,157,540)	—
Other current assets	99,689	79,544	74	—	179,307

Total current assets	1,818,286	5,760,133	1,104,653	(7,157,540)	1,525,532
Property, plant and equipment, net	1,215	1,806,570	14,015	—	1,821,800
Goodwill	—	3,053,763	—	—	3,053,763
Identifiable intangible and other assets	59,772	613,939	1,061	—	674,772
Investment in subsidiaries	7,826,828	—	—	(7,826,828)	—

Total	$9,706,101	$11,234,405	$1,119,729	$(14,984,368)	$7,075,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$118,102	$916,433	$266	$—	$1,034,801
Intercompany notes	4,698,297	1,940,241	519,002	(7,157,540)	—
Current portion of long-term debt	130,500	205,782	—	—	336,282

Total current liabilities	4,946,899	3,062,456	519,268	(7,157,540)	1,371,083
Long-term debt	3,640,875	133,348	524,922	—	4,299,145
Other long-term liabilities	499,996	286,699	150	—	786,845
Total stockholders’ equity	618,331	7,751,902	75,389	(7,826,828)	618,794

Total	$9,706,101	$11,234,405	$1,119,729	$(14,984,368)	$7,075,867

	Condensed Consolidating Balance Sheet as of December 31, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$601	$26,557	$5,397	$—	$32,555
Receivables, net	162	14,723	898,189	—	913,074
Income tax receivable	15,504	2,381	—	—	17,885
Inventories	—	379,773	—	—	379,773
Intercompany receivables	1,312,750	4,247,006	357,341	(5,917,097)	—
Other current assets	109,844	78,843	10	—	188,697

Total current assets	1,438,861	4,749,283	1,260,937	(5,917,097)	1,531,984
Property, plant and equipment, net	197	1,786,063	12,118	—	1,798,378
Goodwill	—	3,017,746	—	—	3,017,746
Identifiable intangible and other assets	69,971	614,218	1,059	—	685,248
Investment in subsidiaries	7,103,613	—	—	(7,103,613)	—

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,179	$844,886	$205	$—	$907,270
Other current liabilities	(232)	441	(209)	—	—
Intercompany notes	3,652,553	1,670,913	593,631	(5,917,097)	—
Current portion of long-term debt	18,000	7,246	—	—	25,246

Total current liabilities	3,732,500	2,523,486	593,627	(5,917,097)	932,516
Long-term debt	4,317,059	330,046	600,000	—	5,247,105
Other long-term liabilities	511,816	290,302	350	—	802,468
Total stockholders’ equity	51,267	7,023,476	80,137	(7,103,613)	51,267

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$3,190,458	$4,211	$—	$3,194,669
Cost of sales	—	2,459,887	3,062	—	2,462,949

Gross profit	—	730,571	1,149	—	731,720
Selling and distribution	—	468,213	261	—	468,474
General, administrative and other	614	120,257	1,601	—	122,472
Facility closing, reorganization and other costs	—	8,960	—	—	8,960
Interest expense	67,699	6,866	144	—	74,709
Other (income) expense, net	—	157	(399)	—	(242)
Income from subsidiaries	(125,660)	—	—	125,660	—

Income (loss) from continuing operations before income taxes	57,347	126,118	(458)	(125,660)	57,347
Income taxes	19,544	43,575	(290)	(43,285)	19,544

Income (loss) from continuing operations	37,803	82,543	(168)	(82,375)	37,803
Income (loss) from discontinued operations, net of tax	—	(51)	—	—	(51)

Net income (loss)	$37,803	$82,492	$(168)	$(82,375)	$37,752

	Condensed Consolidating Statements of Income
	for the Three Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$3,113,479	$3,317	$—	$3,116,796
Cost of sales	—	2,454,757	2,716	—	2,457,473

Gross profit	—	658,722	601	—	659,323
Selling and distribution	—	430,627	189	—	430,816
General, administrative and other	1,066	103,379	940	—	105,385
Facility closing, reorganization and other costs	346	19,470	—	—	19,816
Interest expense	74,559	14,870	228	—	89,657
Other (income) expense, net	750	488	(626)	—	612
Income from subsidiaries	(89,758)	—	—	89,758	—

Income (loss) from continuing operations before income taxes	13,037	89,888	(130)	(89,758)	13,037
Income taxes	6,520	35,343	(55)	(35,288)	6,520

Income (loss) from continuing operations	6,517	54,545	(75)	(54,470)	6,517
Income from discontinued operations, net of tax	—	—	(35)	—	(35)

Net income (loss)	$6,517	$54,545	$(110)	$(54,470)	$6,482

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2008
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$9,360,361	$13,827	$—	$9,374,188
Cost of sales	—	7,203,839	10,735	—	7,214,574

Gross profit	—	2,156,522	3,092	—	2,159,614
Selling and distribution	—	1,367,345	741	—	1,368,086
General, administrative and other	1,755	344,907	3,400	—	350,062
Facility closing, reorganization and other costs	—	16,370	—	—	16,370
Interest expense	203,351	31,585	90	—	235,026
Other (income) expense, net	571	(558)	502	—	515
Income from subsidiaries	(395,232)	—	—	395,232	—

Income (loss) from continuing operations before income taxes	189,555	396,873	(1,641)	(395,232)	189,555
Income taxes	72,095	148,008	(532)	(147,476)	72,095

Income (loss) from continuing operations	117,460	248,865	(1,109)	(247,756)	117,460
Income (loss) from discontinued operations, net of tax	—	(51)	—	—	(51)

Net income (loss)	$117,460	$248,814	$(1,109)	$(247,756)	$117,409

	Condensed Consolidating Statements of Income
	for the Nine Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Totals
	(In thousands)

Net sales	$—	$8,584,060	$6,130	$—	$8,590,190
Cost of sales	—	6,550,700	4,843	—	6,555,543

Gross profit	—	2,033,360	1,287	—	2,034,647
Selling and distribution	—	1,274,558	468	—	1,275,026
General, administrative and other	3,926	312,462	2,746	—	319,134
Facility closing, reorganization and other costs	464	28,927	—	—	29,391
Interest expense	192,341	51,612	431	—	244,384
Other (income) expense, net	5,645	774	(961)	—	5,458
Income from subsidiaries	(363,630)	—	—	363,630	—

Income (loss) from continuing operations before income taxes	161,254	365,027	(1,397)	(363,630)	161,254
Income taxes	63,357	139,771	(531)	(139,240)	63,357

Income (loss) from continuing operations	97,897	225,256	(866)	(224,390)	97,897
Income from discontinued operations, net of tax	—	—	821	—	821

Net income (loss)	$97,897	$225,256	$(45)	$(224,390)	$98,718

	Condensed Consolidating Statement of Cash Flows
	for the Nine Months Ended September 30, 2008
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(50,657)	$492,633	$16,284	$458,260
Additions to property, plant and equipment	(1,086)	(167,131)	(2,791)	(171,008)
Payments for acquisitions and investments, net of cash received	(75,200)	—	—	(75,200)
Proceeds from sale of fixed assets	—	7,121	—	7,121

Net cash used in investing activities	(76,286)	(160,010)	(2,791)	(239,087)
Net repayment of debt	(13,500)	(14,241)	—	(27,741)
Net repayment of revolver and receivables-backed facility	(550,300)	—	(75,078)	(625,378)
Issuance of common stock	418,746	—	—	418,746
Tax savings on share-based compensation	7,365	—	—	7,365
Net change in intercompany balances	264,031	(325,292)	61,261	—

Net cash provided by (used in) financing activities	126,342	(339,533)	(13,817)	(227,008)
Increase (decrease) in cash and cash equivalents	(601)	(6,910)	(324)	(7,835)
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$—	$19,647	$5,073	$24,720

	Condensed Consolidating Statements of Cash Flows
	for the Nine Months Ended September 30, 2007
			Non-
		Guarantor	Guarantor	Consolidated
	Parent	Subsidiaries	Subsidiaries	Totals
	(In thousands)

Net cash provided by (used in) operating activities	$(136,388)	$540,190	$(183,113)	$220,689
Additions to property, plant and equipment	(521)	(164,410)	(261)	(165,192)
Payments for acquisitions and investments, net of cash received	(131,689)	—	—	(131,689)
Net proceeds from divestitures	12,169	—	—	12,169
Proceeds from sale of fixed assets	—	11,831	—	11,831

Net cash used in investing activities	(120,041)	(152,579)	(261)	(272,881)
Proceeds from issuance of debt	1,912,500	—	—	1,912,500
Repayment of debt	(65,250)	(262,554)	—	(327,804)
Net proceeds from revolver and receivables-backed facility	325,600	—	87,500	413,100
Payment of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock	27,752	—	—	27,752
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	14,529	—	—	14,529
Net change in intercompany balances	22,173	(117,052)	94,879	—

Net cash provided by (used in) financing activities	263,285	(379,606)	182,379	66,058
Increase (decrease) in cash and cash equivalents	6,856	8,005	(995)	13,866
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$7,435	$34,259	$3,312	$45,006

7.	Common Stock and Share-Based Compensation

Public Offering of Equity Securities — On March 5, 2008, we issued and sold 18.7 million shares of our common stock, $0.01 par value per share, in a public offering pursuant to a registration statement on Form S-3. We received net proceeds of approximately $400 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior credit facility.

Stock Options — The following table summarizes stock option activity during the first nine months of 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value

Options outstanding at December 31, 2007	22,016,663	$18.40
Options granted	2,981,838	25.02
Options canceled or forfeited(1)	(1,029,979)	22.33
Options exercised	(3,484,287)	12.12

Options outstanding at September 30, 2008	20,484,235	20.23	6.05	$99,086,905

Options exercisable at September 30, 2008	14,160,197	17.26	4.95	98,777,485

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

During the three months ended September 30, 2008 and 2007, we recognized stock option expense of $5.9 million and $5.8 million, respectively. During the nine months ended September 30, 2008 and 2007, we recognized stock option expense of $17.7 million and $17.3 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit (“stock unit”) activity during the first nine months of 2008:

	Employees	Directors	Total

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015
Stock units issued	924,306	22,950	947,256
Shares issued upon vesting of stock units	(175,931)	(30,132)	(206,063)
Stock units canceled or forfeited(1)	(105,106)	—	(105,106)

Stock units outstanding at September 30, 2008	1,783,421	71,681	1,855,102

Weighted average grant date fair value	$26.70	$21.24	$26.53

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended September 30, 2008 and 2007, we recognized stock unit expense of $3.0 million and $2.3 million, respectively. During the nine months ended September 30, 2008 and 2007, we recognized stock unit expense of $8.9 million and $9.8 million, respectively.

8.	Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands, except share data)

Basic EPS computation:
Numerator:
Income from continuing operations	$37,803	$6,517	$117,460	$97,897
Denominator:
Average common shares	153,137,212	130,671,408	147,688,222	129,866,142

Basic EPS from continuing operations	$0.25	$0.05	$0.80	$0.75

Diluted EPS computation:
Numerator:
Income from continuing operations	$37,803	$6,517	$117,460	$97,897
Denominator:
Average common shares — basic	153,137,212	130,671,408	147,688,222	129,866,142
Stock option conversion(1)	4,035,168	6,817,287	4,551,102	6,769,919
Stock units(2)	113,784	180,559	195,304	431,990

Average common shares — diluted	157,286,164	137,669,254	152,434,628	137,068,051

Diluted EPS from continuing operations	$0.24	$0.05	$0.77	$0.71

(1) Anti-dilutive stock options excluded	9,980,380	3,478,484	9,967,473	2,467,057
(2) Anti-dilutive stock units excluded	561,365	98,666	956,632	11,581

9.	Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)

Components of net periodic pension cost:
Service cost	$620	$675	$1,861	$2,026
Interest cost	4,040	4,246	12,120	12,738
Expected return on plan assets	(4,796)	(4,681)	(14,389)	(14,043)
Amortizations:
Unrecognized transition obligation	28	28	84	84
Prior service cost	222	211	668	632
Unrecognized net loss	510	719	1,529	2,157

Net periodic benefit cost	$624	$1,198	$1,873	$3,594

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)

Components of net periodic benefit cost:
Service cost	$380	$357	$1,140	$1,072
Interest cost	426	412	1,278	1,235
Amortizations:
Prior service cost	(17)	(17)	(51)	(51)
Unrecognized net loss	156	266	467	798

Net periodic benefit cost	$945	$1,018	$2,834	$3,054

10.	Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $9.0 million and $19.5 million during the three months ended September 30, 2008 and 2007, respectively, and $16.4 and $27.7 million during the nine months ended September 30, 2008 and 2007, respectively. Those costs included the following types of cash and non-cash charges:

•	Workforce reductions as a result of facility closings, facility reorganizations and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•	Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of the decision to close a facility. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value.

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)

Closure of facilities:
DSD Dairy(1)	$8,130	$2,718	$12,375	$7,324
WhiteWave-Morningstar(2)	549	—	3,493	—
Workforce reductions within the DSD Dairy segment resulting from:
Realignment of finance and transaction processing activities(3)	281	2,483	502	3,845
Management realignment(4)	—	8,268	—	10,533
Broad based reduction of facility and distribution personnel(5)	—	6,000	—	6,000

Total	$8,960	$19,469	$16,370	$27,702

(1)	Charges primarily relate to the closure of facilities in Hickory, North Carolina; Denver, Colorado; Union, New Jersey; Detroit, Michigan; Kalispell, Montana; and Akron, Ohio. We expect to incur additional charges related to these facility closures of $5.9 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	Charges primarily relate to the closure of a facility in Belleville, Pennsylvania. We expect to incur additional charges related to this facility closure of $1.7 million, related to shutdown and other costs.

(3)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $7.4 million of workforce reduction costs since the inception of this initiative and expect to incur $1.1 million of additional costs through the end of 2009. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(4)	In 2007, we realigned certain management positions within our former Dairy Group segment to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the former Dairy Group segment. These positions will not be replaced. As part of this initiative, we incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on share-based compensation. This initiative was completed as of the year ended December 31, 2007.

(5)	In 2007, we approved a plan to reduce the former Dairy Group’s manufacturing and distribution workforce by approximately 600-700 positions. The decision to reduce employment is part of our multi-year productivity initiative to increase efficiency and capability of the former Dairy Group operations. As part of this initiative, we incurred $9.4 million of workforce reduction costs, of which $6.0 million was recognized in the third quarter of 2007, and the remaining $3.4 million in the fourth quarter of 2007. This initiative was completed as of the year ended December 31, 2007.

Activity for the first nine months of 2008 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued			Accrued
	Charges at			Charges at
	December 31,			September 30,
	2007	Charges	Payments	2008
	(In thousands)

Cash charges:
Workforce reduction costs	$13,062	$3,647	$(12,215)	$4,494
Shutdown costs	19	2,200	(2,184)	35
Lease obligations after shutdown	43	167	(195)	15
Other	88	958	(1,046)	—

Subtotal	$13,212	6,972	$(15,640)	$4,544

Noncash charges:
Write-down of assets(1)		9,398

Total charges		$16,370

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. The carrying value of closed facilities at September 30, 2008 was $15.7 million. We are marketing these properties for sale.

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 is as follows (in thousands):

	Fair Value
	as of
	September 30, 2008	Level 1	Level 2	Level 3

Cash flow hedging derivative liability	$84,159	$—	$84,159	$—

12.	Commitments and Contingencies

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

13.	Segment, Geographic and Customers Information

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

Due to changes in our reportable segments as discussed in Note 1 to our Condensed Consolidated Financial Statements, segment results for the three and nine months ended September 30, 2007 have been recast to present results on a comparable basis, including the transfer of $334.4 million of goodwill from the DSD Dairy segment to the WhiteWave-Morningstar segment. These changes had no impact on consolidated net sales or operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
	(In thousands)

Net sales to external customers:
DSD Dairy	$2,523,357	$2,498,634	$7,432,072	$6,851,486
WhiteWave-Morningstar	671,312	618,162	1,942,116	1,738,704

Total	$3,194,669	$3,116,796	$9,374,188	$8,590,190

Intersegment sales:
DSD Dairy	$13,210	$18,864	$38,197	$41,155
WhiteWave-Morningstar	72,561	61,871	204,971	172,368

Total	$85,771	$80,735	$243,168	$213,523

Operating income:
DSD Dairy	$140,444	$116,543	$425,606	$411,347
WhiteWave-Morningstar	41,321	43,062	136,012	144,064

Total reportable segment operating income	181,765	159,605	561,618	555,411
Corporate	(40,991)	(36,483)	(120,152)	(114,924)
Facility closing, reorganization and other costs	(8,960)	(19,816)	(16,370)	(29,391)

Total	$131,814	$103,306	$425,096	$411,096

	September 30,	December 31,
	2008	2007
	(In thousands)

Assets:
DSD Dairy	$4,776,181	$4,750,747
WhiteWave-Morningstar	2,064,175	2,010,487
Corporate	235,511	272,122

Total	$7,075,867	$7,033,356

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our DSD Dairy and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales in the three and nine months ended September 30, 2008 and 2007. Approximately 18.6% and 16.9% of our consolidated net sales in the three months ended September 30, 2008 and 2007, respectively, were to that same customer. Approximately 18.4% and 17.8% of our consolidated net sales in the nine months ended September 30, 2008 and 2007, respectively, were to that same customer.

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

DSD Dairy — Our DSD Dairy segment is our largest segment, with approximately 79% of our consolidated net sales in the three and nine months ended September 30, 2008. The DSD Dairy segment manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Due to the perishable nature of its products, our DSD Dairy segment delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that our DSD Dairy segment has one of the most extensive refrigerated DSD systems in the United States. The DSD Dairy segment sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by the DSD Dairy segment’s corporate sales department. Our DSD Dairy segment does not have contracts with many of its customers, including its largest customers, and most of its existing contracts are generally terminable at will by the customer.

WhiteWave-Morningstar — Our WhiteWave-Morningstar segment net sales are approximately 21% of our consolidated net sales in the three and nine months ended September 30, 2008. The WhiteWave-Morningstar segment manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products,

International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Our WhiteWave-Morningstar segment also sells The Organic Cow® organic dairy products. We license the LAND O’LAKES name from a third party. With the addition of Morningstar, our WhiteWave-Morningstar segment now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. The WhiteWave-Morningstar segment sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The WhiteWave-Morningstar segment sells its products through its internal sales force and through independent brokers. Our WhiteWave-Morningstar segment does not have contracts with many of its customers, including its largest customers, and most of its existing contracts are generally terminable at will by the customer.

Recent Developments

Developments Since January 1, 2008

Hero/WhiteWave Joint Venture — We have formed a strategic joint venture with Hero Group (“Hero”), producer of international fruit and infant nutrition brands, that will introduce a new innovative product line to North America. The joint venture, called Hero/WhiteWave, combines Hero’s expertise in fruit, innovation and process engineering, with WhiteWave’s deep understanding of the American consumer and manufacturing network, as well as the go-to-market system of Dean Foods.

The joint venture, which is based in Broomfield, Colorado, will serve as a strategic growth platform for both companies to further extend their global reach by leveraging each other’s established innovation, technology, manufacturing and distribution capabilities over time. The initial product of the joint venture will be launched in the middle of 2009 under the Fruit2Daytm brand. The initial products will expand the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity. We have invested in this initiative in 2008. Our investment will step-up in 2009 with start-up and introductory marketing costs, which is expected to negatively impact our 2009 earnings.

Credit Markets — Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access. We have assessed the implications of these factors on our current business and determined that these financial market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of September 30, 2008. However, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve.

Current Dairy Environment — Rapidly increasing and record high dairy commodity costs created a challenging operating environment throughout 2007. While conventional raw milk prices decreased in the first nine months of 2008 from the levels experienced in the fourth quarter of 2007, they remained significantly higher than prices in the first six months of the prior year. In the third quarter of 2008, conventional raw milk prices were lower than the third quarter of 2007, a trend we expect to continue into the fourth quarter. In addition to a challenging commodity environment, we face an intensely competitive environment with higher pricing sensitivity by our customers as well as continued consolidation in the retail grocery industry resulting in increased competition for a smaller customer base. Despite these challenges, we continue to focus on cost control and supply chain efficiency through initiatives such as the reduction in workforce executed late last fall, improved effectiveness in the pass through of costs to our customers, and our continued focus to drive productivity and efficiency within our operations.

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

Public Offering of Equity Securities — On March 5, 2008, we issued and sold 18.7 million shares of our common stock, $0.01 par value per share, in a public offering pursuant to a registration statement on Form S-3. We received net proceeds of approximately $400 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior credit facility.

Acquisitions — During the first nine months of 2008, our DSD Dairy segment completed four acquisitions. The aggregate purchase price of these acquisitions was approximately $75 million, including transaction costs. We have noted an increase in potential transaction activity. We attribute this increase in activity in part to higher commodity prices, tightening of financial markets, and shifting consumer behavior.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2008		2007		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$3,194.7	100.0%	$3,116.8	100.0%	$9,374.2	100.0%	$8,590.2	100.0%
Cost of sales	2,463.0	77.1	2,457.5	78.8	7,214.6	77.0	6,555.6	76.3

Gross profit(1)	731.7	22.9	659.3	21.2	2,159.6	23.0	2,034.6	23.7
Operating costs and expenses:
Selling and distribution	468.5	14.6	430.8	13.9	1,368.1	14.6	1,275.0	14.9
General and administrative	120.7	3.8	103.1	3.3	345.0	3.7	312.9	3.6
Amortization of intangibles	1.7	0.1	2.3	0.1	5.0	0.1	6.2	0.1
Facility closing, reorganization and other costs	9.0	0.3	19.8	0.6	16.4	0.1	29.4	0.3

Total operating costs and expenses	599.9	18.8	556.0	17.9	1,734.5	18.5	1,623.5	18.9

Total operating income	$131.8	4.1%	$103.3	3.3%	$425.1	4.5%	$411.1	4.8%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2007 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended September 30
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

DSD Dairy	$2,523.4	$2,498.6	$24.8	1.0%
WhiteWave-Morningstar	671.3	618.2	53.1	8.6%

Total	$3,194.7	$3,116.8	$77.9	2.5%

The increase in net sales was due to the following:

	Quarter Ended September 30, 2008
	vs Quarter Ended September 30, 2007
			Pricing
			And Product	Total Increase/
	Acquisitions	Volume	Mix Changes	(Decrease)
	(Dollars in millions)

DSD Dairy	$39.2	$23.4	$(37.8)	$24.8
WhiteWave-Morningstar	—	41.9	11.2	53.1

Total	$39.2	$65.3	$(26.6)	$77.9

Net sales increased during the third quarter of 2008 as compared to the third quarter of 2007 primarily due to acquisitions, as well as volume growth in both the DSD Dairy and WhiteWave-Morningstar segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Although cost of sales was relatively flat as a percentage of net sales in the third quarter of 2008 as compared to the third quarter of 2007, there were significant offsetting drivers, which included a decrease in net raw milk and other related costs of $58.5 million as DSD Dairy’s raw material costs decreased more than WhiteWave-Morningstar’s increase, partially offset by higher packaging costs, particularly resin; an increase in personnel-related costs of $15.0 million; and an increase in other manufacturing overhead costs of $16.2 million due to higher utilities and maintenance costs.

Operating Costs and Expenses — Our operating expenses increased $43.9 million, or 7.9%, in the third quarter of 2008 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $37.7 million primarily due to higher fuel, third-party freight and fleet costs of $26.2 million, increased personnel-related costs of $8.2 million and higher advertising expenses of $3.9 million;

•	General and administrative costs increased $17.6 million primarily due to personnel-related costs of $9.7 million including incentive based compensation, as well as professional fees and other outside services of $3.9 million primarily related to strategic corporate driven initiatives; and

•	Net facility closing, reorganization and other costs decreased $10.8 million from the third quarter of 2007. See Note 10 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $74.7 million in the third quarter of 2008 from $89.7 million in the third quarter of 2007, primarily driven by the reduction in debt related to our $400 million paydown of the revolving portion of our senior credit facility with proceeds from our equity offering on March 5, 2008, as well as the paydown of debt with cash flow from operations.

Income Taxes — Income tax expense was recorded at an effective rate of 34.1% in the third quarter of 2008 compared to 50.0% in the third quarter of 2007. During the third quarter of 2008, our effective tax rate was reduced due to the settlement of taxing authority examinations, adjustments to tax credit carryforwards, and the effects of state tax law changes. During the third quarter of 2007, the reduction in income before taxes increased the unfavorable effect that non-deductible, permanent items had on our estimated annual effective tax rate.

Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007 — Results by Segment

DSD Dairy

The key performance indicators of our DSD Dairy segment are sales volumes, gross profit and operating income.

	Quarter Ended September 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$2,523.4	100.0%	$2,498.6	100.0%
Cost of sales	1,958.4	77.6	1,993.3	79.8

Gross profit	565.0	22.4	505.3	20.2
Operating costs and expenses	424.5	16.8	388.8	15.6

Total segment operating income	$140.5	5.6%	$116.5	4.6%

Net Sales — The increase in our DSD Dairy segment’s net sales of 1.0% was due to acquisitions and volume growth that were partially offset by the effects of slightly lower selling prices resulting from the pass-through of lower raw material prices. DSD Dairy’s fluid milk volumes, which represented approximately 73% of DSD Dairy’s sales volume during the quarter, increased 3.2% during the third quarter of 2008 compared to the same period a year ago, including a positive impact from our acquisitions this year.

Our DSD Dairy segment generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our DSD Dairy segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2008 compared to the third quarter of 2007:

	Quarter Ended September 30*
	2008	2007	% Change

Class I mover(1)	$18.97	$21.53	(12)%
Class I raw skim milk mover(1)(2)	13.58	16.37	(17)
Class I butterfat mover(3)(4)	1.68	1.64	2
Class II raw skim milk minimum(1)(2)	11.55	17.07	(32)
Class II butterfat minimum(3)(4)	1.75	1.58	11

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2007 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales decreased by $34.9 million, or 1.8% in the third quarter of 2008, due to lower raw milk and other related costs of $84.3 million, such as shrink costs and the higher net contribution from excess cream, partially offset by higher packaging costs, particularly resin, and other raw material costs of $31.5 million; increased manufacturing overhead costs due to higher utilities and maintenance costs of $8.6 million; and increased personnel-related costs of $7.4 million.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased by $35.7 million, or 9.2%, during the third quarter of 2008 from the third quarter of 2007. The increase was primarily due to higher distribution costs of $17.7 million driven primarily by higher fuel, third-party freight and fleet costs; as well as higher personnel-related costs of $15.9 million, including increased incentive compensation costs, and salaries and wages.

While operating income margin increased 1.0%, DSD Dairy’s operating income was approximately 21% above year ago levels in the quarter. In addition to the factors described above, DSD Dairy results benefited from tight cost controls across the business including continued benefits from the reduction in our manufacturing and distribution workforce completed in the fourth quarter of 2007, as well as disciplined pricing execution to offset continued commodity volatility and inflationary pressure across the cost spectrum.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended September 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$671.3	100.0%	$618.2	100.0%
Cost of sales	504.2	75.1	463.8	75.0

Gross profit	167.1	24.9	154.4	25.0
Operating costs and expenses	125.8	18.7	111.3	18.0

Total segment operating income	$41.3	6.2%	$43.1	7.0%

Net Sales — The increase in our WhiteWave-Morningstar segment’s net sales of 8.6% was driven by a mix of both increased volumes and higher pricing across our branded products, primarily in response to higher raw material and commodity costs. For the third quarter of 2008, total net sales for the WhiteWave brands increased 12.8% to $378.7 million, with continued strong sales growth across all of our key brands. Silk net sales increased more than 13% driven by higher pricing, as well as continued distribution expansion and integrated marketing that featured both print and television advertising highlighting the heart health benefits of our soymilk products. Net sales of the Horizon Organic brand increased almost 15% in the quarter driven by continued distribution expansion and differentiated innovation like our DHA-enhanced and single serve products, as well as higher realized pricing. International Delight grew net sales in the high single digits through improved price realization. LAND O’LAKES creamer products also grew net sales in the high single digits over the same period last year as a result of both higher volumes and commodity related price increases. Our Morningstar business also posted sales growth in the quarter, increasing net sales almost 4% to $292.6 million primarily behind higher yogurt, ice cream mix and creamer sales volume and increased pricing due to higher average Class II butter prices.

The primary raw material used in our organic milk-based products is raw organic milk. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk costs that are significantly higher on a year over year basis, in addition to increases in other commodity costs. Furthermore, significant pricing pressures remain, particularly from private label products, as these prices have increased less than branded products. As a result, retail price gaps have expanded. We expect industry supply growth to decline significantly over the next six months. Consequently, we expect increasing retail pricing to balance demand with slowing supply growth. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $40.4 million, or 8.7%, in the third quarter of 2008 from the third quarter of 2007 primarily driven by higher volumes, but also by higher raw material and commodity costs of $21.5 million, particularly raw organic milk, due to sharp inflation in organic feed costs and Class II butter prices; personnel-related costs of $7.6 million; and higher utilities of $6.5 million.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased by $14.5 million, or 13.0%, during the third quarter of 2008 from the third quarter of 2007 primarily due to higher selling and marketing expenses of $9.3 million primarily due to increased advertising on our brands, as well as higher distribution costs of $4.5 million driven by higher volumes and increased third-party freight costs.

Although WhiteWave-Morningstar net sales were higher, with strong sales growth across all of our key brands and in the Morningstar business, our operating profits were 4.2% below year ago levels in the quarter. While the majority of the portfolio did increase profitability in the quarter, segment operating income in the quarter continued to be adversely affected by challenges in the Horizon Organic brand where price increases were offset by higher raw organic milk and other commodity costs, as well as decreased profitability at Morningstar primarily due to higher commodity costs, particularly higher Class II butter prices, of which the pass-through lagged the cost inflation.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Nine Months Ended September 30
			$ Increase/	% Increase/
	2008	2007	(Decrease)	(Decrease)
	(Dollars in millions)

DSD Dairy	$7,432.1	$6,851.5	$580.6	8.5%
WhiteWave-Morningstar	1,942.1	1,738.7	203.4	11.7%

Total	$9,374.2	$8,590.2	$784.0	9.1%

The increase in net sales was due to the following:

	Nine Months Ended September 30, 2008
	vs Nine Months Ended September 30, 2007
			Pricing
			And Product	Total Increase/
	Acquisitions	Volume	Mix Changes	(Decrease)
	(Dollars in millions)

DSD Dairy	$107.0	$(24.0)	$497.6	$580.6
WhiteWave-Morningstar	19.6	124.3	59.5	203.4

Total	$126.6	$100.3	$557.1	$784.0

Net sales increased during the first nine months of 2008 as compared to the first nine months of 2007 primarily due to the pass-through of higher dairy commodity costs in DSD Dairy and continued strong sales growth at WhiteWave-Morningstar, particularly in our national brands, as well as acquisitions completed in 2008.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $659.0 million, or 10.0%, in the first nine months of 2008 from the first nine months of 2007 primarily due to higher volume and higher conventional raw milk costs, in the first six months of 2008, and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat, impacted our cost of sales.

Operating Costs and Expenses — Our operating expenses increased $111.0 million, or 6.8%, in the first nine months of 2008 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $93.1 million primarily due to higher fuel, third-party freight and fleet costs of $59.6 million, increased personnel-related costs of $14.1 million and higher advertising expenses of $6.4 million;

•	General and administrative costs increased $32.1 million primarily due to personnel-related costs of $22.7 million including incentive-based compensation, as well as higher professional fees and other outside services of $4.3 million primarily related to strategic corporate driven initiatives; and

•	Net facility closing, reorganization and other costs decreased $13.0 million from the first nine months of 2007. See Note 10 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $235.0 million in the first nine months of 2008 from $244.4 million in the first nine months of 2007, primarily due to a higher average debt balance throughout 2007 related to the timing of our special cash dividend on April 2, 2007 compared to lower average debt balances during 2008 driven by the reduction in debt related to our $400 million paydown of the revolving portion of our senior credit facility with proceeds from our equity offering on March 5, 2008, as well as the paydown of debt with cash flow from operations. In addition, we wrote off $13.5 million in financing costs in the first nine months of 2007 due to the completion of our new senior credit facility and incurred $4.9 million of professional fees and other costs related to the payment of a special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 38.0% in the first nine months of 2008 compared to 39.3% in the first nine months of 2007. Our effective tax rate varies based on the relative earnings of our business units. During the first nine months of 2008, our effective tax rate was reduced due to settlement of taxing authority examinations, adjustments to tax credit carryforwards, and the effects of state tax law changes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 — Results by Segment

DSD Dairy

The key performance indicators of our DSD Dairy segment are sales volumes, gross profit and operating income.

	Nine Months Ended September 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$7,432.1	100.0%	$6,851.5	100.0%
Cost of sales	5,776.6	77.7	5,282.2	77.1

Gross profit	1,655.5	22.3	1,569.3	22.9
Operating costs and expenses	1,229.8	16.6	1,157.9	16.9

Total segment operating income	$425.7	5.7%	$411.4	6.0%

Net Sales — The increase in our DSD Dairy segment’s net sales of 8.5% was due primarily to the pass through of higher overall dairy commodity costs to customers, as well as acquisitions completed in 2008.

Our DSD Dairy segment generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our DSD Dairy segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2008 compared to the first nine months of 2007:

	Nine Months Ended
	September 30*
	2008	2007	% Change

Class I mover(1)	$18.63	$17.17	8%
Class I raw skim milk mover(1)(2)	13.86	12.46	11
Class I butterfat mover(3)(4)	1.50	1.47	2
Class II raw skim milk minimum(1)(2)	11.96	12.49	(4)
Class II butterfat minimum(3)(4)	1.55	1.49	4

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2007 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales increased by $494.4 million, or 9.4%, in the first nine months of 2008 from the first nine months of 2007, driven by higher conventional raw milk costs in the first six months of 2008 of $307.7 million, as well as higher other raw material and packaging costs, particularly resin, of $150.1 million.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased by $71.9 million, or 6.2%, during the first nine months of 2008 from the first nine months of 2007. The increase was primarily due to higher distribution costs of $52.8 million driven primarily by higher fuel, third-party freight and fleet costs; higher personnel-related costs of $30.0 million due primarily to increased salaries and wages and incentive-based compensation; partially offset by lower advertising and promotion expense of $6.5 million.

Despite a 0.3% decrease in operating income margin, DSD Dairy operating income was 3.5% above year ago levels in the first nine months of the year. In addition to the factors described above, DSD Dairy results benefited from tight cost controls across the business including continued benefits from the reduction in our manufacturing and distribution workforce completed in the fourth quarter of 2007, as well as disciplined pricing execution to offset continued commodity volatility and inflationary pressure across the cost spectrum.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Nine Months Ended September 30
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)

Net sales	$1,942.1	100.0%	$1,738.7	100.0%
Cost of sales	1,436.9	74.0	1,272.3	73.2

Gross profit	505.2	26.0	466.4	26.8
Operating costs and expenses	369.2	19.0	322.3	18.5

Total segment operating income	$136.0	7.0%	$144.1	8.3%

Net Sales  — The increase in our WhiteWave-Morningstar segment’s net sales of 11.7% was driven by a mix of both increased volumes and higher pricing, primarily in response to higher raw material and commodity costs. For the first nine months of the year, total net sales for the WhiteWave brands increased 12.8% to $1.11 billion, with continued strong sales growth across all of our key brands. Silk net sales increased more than 11% driven by higher pricing, as well as continued distribution expansion and integrated marketing that featured both print and television advertising highlighting the heart health benefits of our soymilk products. Net sales of the Horizon Organic brand increased 20% in the first nine months driven by continued expansion distribution and differentiated innovation like our DHA-enhanced and single serve products, as well as higher realized pricing. International Delight grew net sales in the high single digits through improved price realization. LAND O’LAKES creamer products also grew net sales in the high single digits over the same period last year as a result of both higher volumes and commodity-related price increases. Our Morningstar business also posted sales growth in the first nine months, increasing net sales 10% to $831.7 million, primarily driven by higher cultured products sales volume, as well as the benefit of an acquisition completed in March 2007.

The primary raw material used in our organic milk-based products is raw organic milk. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk costs that are significantly higher on a year over year basis, in addition to increases in other commodity costs. Furthermore, significant pricing pressures remain, particularly from private label products, as these prices have increased less than branded products. As a result, retail price gaps have expanded. We expect industry supply growth to decline significantly over the next six months. Consequently, we expect increasing retail pricing to balance demand with slowing supply growth. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $164.6 million, or 12.9%, in the first nine months of 2008 from the first nine months of 2007 primarily driven by higher volumes, but also by higher raw material and commodity costs, particularly raw organic milk, due to the sharp inflation in organic feed costs, which more than offset savings from plant efficiencies.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $46.9 million, or 14.6%, during the first nine months of 2008 from the first nine months of 2007 primarily due to increased selling and marketing expense of $14.9 million driven by higher advertising spending on our brands, increased distribution costs of $15.3 million driven by higher volumes and increased fuel costs, and higher personnel-related costs of $6.7 million, including incentive-based compensation.

Although WhiteWave-Morningstar’s net sales were higher, with strong sales growth across all of our key brands and in the Morningstar business, our operating profits were 5.6% below year ago levels in the first nine months of the year. While the majority of the portfolio did increase profitability in the first nine months of the year, segment operating income in the quarter continued to be adversely affected by challenges in the Horizon Organic brand where price increases were offset by higher raw organic milk and other commodity costs, as well as decreased profitability at Morningstar primarily due to higher commodity costs, particularly higher Class II butter prices, of which the pass-through lagged the cost inflation. WhiteWave-Morningstar operating income was also impacted by higher administrative costs and increased marketing spending in the first nine months of 2008.

Liquidity and Capital Resources

We believe that our cash from operations, as well as our existing $1.5 billion 5-year senior secured revolving credit facility and our $600 million receivables-backed facility, will provide sufficient liquidity to meet our working capital needs, planned capital expenditures and future contractual obligations. Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access. We have assessed the implications of these factors on our current business and determined that these financial market disruptions have not had a significant impact on our financial position, results of operations or liquidity as of September 30, 2008. However, continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve.

Historical Cash Flow

During the first nine months of 2008, we met our working capital needs with cash flow from operations. Net cash provided by operating activities increased $237.6 million to $458.3 million in the first nine months of 2008 compared to $220.7 million for the same period in 2007. The impact of higher operating income in the first nine months was significantly supplemented by the decrease in working capital requirements due in part to the reduction in accounts receivable and income taxes receivable.

Net cash used in investing activities was $239.1 million in the first nine months of 2008 compared to $272.9 million in the first nine months of 2007. In the first nine months of 2008, we made approximately $171.0 million in capital expenditures and we completed four acquisitions requiring the use of approximately $75 million in cash. In the first nine months of 2007, we made approximately $165.2 million in capital expenditures and our Morningstar platform acquired Friendship Dairies, requiring the use of approximately $131.7 million in cash, and received net proceeds of $12.2 million for divestitures.

In the first nine months of 2008 we reduced our debt by approximately $653.1 million with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering.

Financial Covenants

Under the senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. As of September 30, 2008, we were in compliance with all covenants contained in this agreement. We currently have a maximum permitted leverage ratio of 6.25 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables facility. As of September 30, 2008, our leverage ratio was 5.35 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables facility will decline to 5.75 times as of December 31, 2008. We anticipate further reductions of borrowings over the balance of 2008, and expect our leverage ratio to be below 5.25 times as of December 31, 2008. On December 31, 2009 the maximum permitted leverage ratio will decline to 5.00.

Contractual Obligations

Except for the reduction of our debt due to funds from our equity offering and cash flow from operations, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2007 Annual Report on Form 10-K. See Note 6 to our Condensed Consolidated Financial Statements provided herein for a description of our debt obligations.

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

Certain of our defined benefit retirement plans, as well as many of the multi-employer plans in which we participate, are currently underfunded. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. We expect recent adverse stock market performance to negatively impact the cost of providing such benefits to our current and former employees, as well as further increase our funding requirements.

Other Commitments and Contingencies

We are not party to, nor are our properties the subject of, any material pending legal proceedings other than set forth in Note 12 to our Condensed Consolidated Financial Statements, and in Item 1. Legal Proceedings contained in Part II of this Form 10-Q. However, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	Certain indemnification obligations related to businesses that we have divested;

•	Certain contingent obligations related to milk supply arrangements;

•	Selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses; and

•	Certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease.

Future Capital Requirements

During 2008, we intend to invest a total of approximately $260 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $300 million based on anticipated debt levels and interest rate expectations. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10 million. The portion of our long-term debt due within the next 12 months totals $336.3 million through September 2009. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that for the foreseeable future our cash flow from operations and borrowings under our senior credit facility will be sufficient to meet our mandatory debt repayments and future capital requirements. At October 31, 2008, approximately $1.33 billion was available under the revolving credit facility, subject to the limitations of our credit agreement.

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

In the first nine months of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue throughout 2008. Raw milk, butterfat and cream prices are difficult to predict, and we change our forecasts frequently based on current market activity. The DSD Dairy segment generally has been effective at passing through the changes in the prices of underlying commodities. However, the pass through is not perfect when prices move up steadily over a period of several months.

Our DSD Dairy segment purchases approximately four million gallons of diesel fuel per month to operate its extensive DSD system. Another significant raw material used by our DSD Dairy segment is resin, which is a petroleum-based product used to make plastic bottles. We purchase approximately 27 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We have experienced increased fuel and resin costs during 2008, and we expect prices of both resin and diesel fuel to fluctuate throughout the remainder of 2008.

WhiteWave-Morningstar — The primary raw material used in our soy-based products is organic soybeans. Organic soybeans are generally available from several suppliers and we are not dependent on any single supplier for these products. Consistent with the general inflationary pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. We expect to adequately source our soybean requirements; however, the higher costs of organic soybeans could put pressure on our soy-based product operating margins in 2009.

The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase organic raw milk from a network of over 400 dairy farmers across the United States. We also produce approximately 20% of our own organic raw milk needs in the U.S. at two organic farms that we own and operate and an additional farm that we lease and have contracted with a third party to manage. We generally enter into supply agreements with organic dairy farmers with typical terms of one to two years, which obligate us to purchase certain minimum quantities. In the past, the industry-wide demand for organic raw milk generally exceeded supply, resulting in our inability to fully meet customer demand. However, due to the recent industry efforts to increase the supply of organic raw milk, in 2007 we experienced a significant oversupply of organic raw milk that increased competitive pressure from both branded and private label participants. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk costs that are more than 10% higher on a year over year basis, in addition to increases in other commodity costs. Furthermore, significant pricing pressures remain, particularly from private label products, as these prices have increased less than branded products. As a result, retail price gaps have expanded. We expect industry supply growth to decline significantly over the next six months. Consequently, we expect increasing retail pricing to balance demand with slowing supply growth. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

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

Many of our retail customers have become increasingly price sensitive in the current intensely competitive environment. Over the past few years, we have been subject to a number of competitive bidding situations in our DSD Dairy segment, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. We expect these trends to continue and intensify. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and most of our existing contracts are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 38.0% in the first nine months of 2008. Our tax rate during the first nine months of 2007 was 39.3%. We estimate that our effective tax rate will be approximately 38.5% for the full year 2008. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws, may cause the rate to change from historical rates.

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

The following risk factors are provided to supplement and update the Risk Factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2007. The risk factors set forth below and in our Form 10-K should be read in conjunction with the considerations set forth above in “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Recent Disruptions in the Overall Economy and the Financial Markets may Adversely Impact Our Business and Results of Operations

The industry in which we operate is sensitive to changes in general economic conditions, both nationally and locally. Recent disruptions in global financial markets and banking systems have made credit and capital markets more difficult for companies to access. Continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve.

In addition, the recent turmoil in the financial markets may have an adverse effect on consumer spending patterns. A recessionary economic cycle, higher interest rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors could adversely affect consumer demand for products we sell or distribute, which could adversely affect our results of operations. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence.

Recent Adverse Market Events Have Caused Costs of Providing Employee Benefits to Escalate, which May Adversely Affect Our Operating Margin, Profitability and Liquidity

We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multi-employer plans on behalf of our employees. Certain of our defined benefit retirement plans, as well as many of the multi-employer plans in which we participate, are currently underfunded. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. We expect recent adverse stock market performance to negatively impact the cost of providing such benefits to our current and former employees, as well as further increase our funding requirements.

We May be Exposed to Counterparty Risks in Certain of Our Financial Instruments

We have access to capital through our senior credit facility and our receivables facility, each of which is provided by a syndicate of financial institutions. Each financial institution in the syndicate is responsible on a several, but not joint, basis for providing a portion of the loans under each respective facility. If any of the participants in the syndicate fails to satisfy its obligations to extend credit under the facility, the other participants refuse or are unable to assume its obligations, and we are unable to find an alternative source of funding at comparable rates, our liquidity may be adversely affected or our interest expense may increase substantially.

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in currency and interest rates, including swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligations to us, we may lose the financial benefits of these arrangements.

American International Group (AIG), which currently has an A.M. Best rating of A, provides a portion of our overall insurance coverage. Recently, AIG has experienced significant financial issues associated with the troubled credit markets, and has received financial support from the U.S. Government. It is unclear whether the restructuring of AIG will cause AIG to alter its coverage position or reimbursement policies. The inability of AIG to provide coverage under any of our insurance policies could materially and adversely affect our results of operations and financial condition.

Availability and Changes in Raw Material and Other Input Costs Can Adversely Affect Us

Raw skim milk is the most significant raw material that we use in our DSD Dairy segment. Organic raw milk, organic soybeans and sugar are significant inputs utilized by our WhiteWave-Morningstar segment. The prices of these materials increase and decrease based on supply and demand, and in some cases, governmental regulation. Weather, including the heightened impact of weather events related to climate change, also affects the availability and pricing of these inputs. In many cases we are able to adjust our pricing to reflect changes in raw material costs. Volatility in the cost of our raw materials can adversely affect our performance as price changes often lag changes in costs. These lags tend to erode our profit margins. Furthermore, cost increases may exceed the price increases we are able to pass along to our customers. Extremely high raw material costs also can put downward pressure on our margins and our volumes. In 2007, we experienced rapidly rising and all time-high prices in conventional raw milk prices, and in the first nine months of 2008, we experienced significant fluctuations in conventional raw milk prices. There continues to be significant volatility in the pricing of conventional raw milk and we anticipate that volatility to continue.

Throughout most of 2007, the industry, including us, experienced an oversupply in organic raw milk. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. In 2008, the supply and demand balance has improved, which has lessened the level of discounting. However, the impact of price increases has been offset by higher raw organic milk costs that are more than 10% higher on a year over year basis, in addition to increases in other commodity costs. Furthermore, significant pricing pressures remain, particularly from private label products, as these have increased less than branded products. As a result, retail price gaps have expanded. We expect industry supply growth to decline significantly over the next six months. Consequently, we expect increasing retail pricing to balance demand with slowing supply growth.

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

Consistent with the general inflationary pressure and volatility currently existing in the commodities markets, the cost of organic soybeans continues to rise. We expect to adequately source our soybean requirements; however, the higher costs of organic soybeans could put pressure on our soy-based product operating margins in 2009.

The Consolidation of Retail Customers May Put Pressures on Our Operating Margins and Profitability

Our customers such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power. Some of these customers are vertically integrated and may use shelf space currently used for our products for their private label products. In addition, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. Higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

We Must Identify Changing Consumer Preferences and Develop and Offer Products to Meet Their Preferences

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

Item 5.	Other Information

On August 27, 2008, we adopted amended and restated bylaws which, among other things, changed the date by which notice of intent to present certain stockholder proposals for consideration at our annual meeting must be submitted to our corporate secretary. For our 2009 annual meeting of stockholders, stockholders must submit proposals to our corporate secretary no earlier than January 21, 2009 and no later than February 20, 2009. The deadline for stockholder proposals to be considered for inclusion in our proxy statement remains unchanged.

Item 6.	Exhibits

3.1		Amended and Restated Bylaws of Dean Foods Company, as adopted on August 27, 2008 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2008, and incorporated herein by reference).
*10	.1	Dean Foods Company Amended and Restated Executive Severance Pay Plan (filed herewith).
*10	.2	Form of Amended and Restated Change in Control Agreement for our executive officers (filed herewith).
*10	.3	Forms of Amended and Restated Change in Control Agreements for certain other officers (filed herewith).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99		Supplemental Financial Information for Dean Holding Company (filed herewith).

*	This exhibit is a management or compensatory agreement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEAN FOODS COMPANY

/s/  Ronald L. McCrummen
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

November 5, 2008