Form 10-K
period 2008-12-31
DEAN FOODS CO
filed 2009-02-24
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2008, based on the $19.62 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2008, was approximately $2.91 billion.

The number of shares of the registrant’s common stock outstanding as of February 18, 2009 was 154,341,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 21, 2009 (to be filed) are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A —Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under these sections.

PART I

Item 1.	Business

We are one of the leading food and beverage companies in the United States. Our DSD Dairy segment (“DSD Dairy”) is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment (“WhiteWave-Morningstar”) markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

During 2007, we began aligning our leadership teams and strategy around distinct supply chain and delivery channels. Effective January 1, 2008, consistent with this direction, we disaggregated the former Dairy Group segment into a DSD Dairy fluid and ice cream platform and a Morningstar platform. The Morningstar platform is now part of WhiteWave-Morningstar. All segment results have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Segments and Operating Divisions

We currently have two reportable segments: DSD Dairy and WhiteWave-Morningstar.

DSD Dairy

DSD Dairy manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States.

DSD Dairy’s net sales totaled $9.80 billion in 2008, or 78.7% of our consolidated net sales. The following charts graphically depict DSD Dairy’s 2008 net sales by product, customer, and the mix of company branded versus private label products.

(1)	Includes half-and-half, whipping cream, dairy coffee creamers, and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream, and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks, iced tea, and water.

(5)	Includes items for resale such as butter, cheese, eggs, and milk shakes

(6)	Includes restaurants, hotels and other foodservice outlets.

Products not sold under private labels are sold under DSD Dairy’s local and regional proprietary or licensed brands. DSD Dairy sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by DSD Dairy’s corporate sales department. DSD Dairy’s largest customer is Wal-Mart, which includes its subsidiaries such as Sam’s Club, accounting for approximately 20% of DSD Dairy’s net sales in 2008.

As of December 31, 2008, our local and regional proprietary and licensed brands include the following:

Alta Dena®	Foremost® (licensed brand)	Over the Moon®
Arctic Splash®	Gandy’s™	Pet® (licensed brand)
Atlanta Dairies®	Garelick Farms®	Pog® (licensed brand)
Barbers®	Hershey’s® (licensed brand)	Price’s™
Barbe’s®	Hygeia®	Purity™
Berkeley Farms®	Jilbert™	Reiter™
Broughton®	LAND O’LAKES® (licensed brand)	Robinson®
Borden® (licensed brand)	Land-O-Sun & design®	Saunders™
Brown Cow®	Lehigh Valley Dairy Farms®	Schenkel’s All*Star™
Brown’s Dairy®	Liberty™	Schepps®
Bud’s Ice Cream™	Louis Trauth®	Sealtest® (licensed brand)
Chug®	Maplehurst®	Shenandoah’s Pride®
Country Charm®	Mayfield®	Skinny Cow™ (licensed brand)
Country Churn®	McArthur®	Stroh’s®
Country Delite™	Meadow Brook™	Swiss Dairy™
Country Fresh®	Meadow Gold®	Swiss Premium™
Country Love®	Mile High Ice Cream™	TG Lee®
Creamland™	Model Dairy®	Tuscan®
Dairy Fresh®	Mountain High®	Turtle Tracks®
Dean’s®	Nature’s Pride®	Verifine®
Dipzz®	Nurture®	Viva®
Fieldcrest®	Oak Farms®

DSD Dairy currently operates 83 manufacturing facilities in 34 states. For more information about facilities in DSD Dairy, see “Item 2. Properties.” Due to the perishable nature of its products, DSD Dairy delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that DSD Dairy has one of the most extensive refrigerated DSD systems in the United States. In addition to our DSD channel, approximately 11% of DSD Dairy’s products are distributed through customer warehouse systems.

The primary raw material used in DSD Dairy products is conventional raw milk (which contains both raw milk and butterfat), which we purchase primarily from farmers’ cooperatives. The federal government and certain state governments set minimum prices for raw milk on a monthly basis. Another significant raw material used by DSD Dairy is resin, which is a petroleum-based product used to make plastic bottles. The price of resin is subject to fluctuations based on changes in crude oil and natural gas prices. Other raw materials and commodities used extensively by DSD Dairy include diesel fuel used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. DSD Dairy generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies, and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation, and excess capacity. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins. Historically, DSD Dairy’s volume growth has kept pace with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition, service and quality.

DSD Dairy has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases DSD Dairy pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

For more information on factors that can impact DSD Dairy, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 19 to our Consolidated Financial Statements.

WhiteWave-Morningstar

WhiteWave-Morningstar consists of two aggregated platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic milk and other dairy products, The Organic Cow® organic dairy products, International Delight coffee creamers, LAND O’LAKES creamer and fluid dairy products and Rachel’s Organic dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese.

WhiteWave-Morningstar’s net sales totaled $2.65 billion in 2008, or 21.3% of our consolidated net sales. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products through its internal sales force and through independent brokers. WhiteWave-Morningstar’s largest customer is Wal-Mart, which includes its subsidiaries such as Sam’s Club, accounting for approximately 14% of WhiteWave-Morningstar’s net sales in 2008.

The following charts graphically depict WhiteWave-Morningstar’s 2008 net sales by the mix of company branded versus private label products and customer:

(1)	Includes Horizon Organic and The Organic Cow organic dairy products.

(2)	Includes cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese, as well as organic and soy products.

WhiteWave-Morningstar currently operates 20 manufacturing facilities which produced over 90% of products sold by the segment. For more information about facilities in WhiteWave-Morningstar, see “Item 2. Properties.” The remaining products are manufactured by third-party manufacturers under processing agreements. The majority of WhiteWave-Morningstar’s products are delivered through warehouse delivery systems.

Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we will be augmenting our current product line by offering customers and consumers soy-based products manufactured with non-genetically modified (“non-GMO”) soybeans. We expect that the launch of these new products will shift a substantial portion of our soybean requirements from organic to non-GMO. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. In 2009, we do not believe our overall costs for soybeans will differ materially from 2008 and we have already secured the majority of our anticipated needs for soybeans for 2009.

The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 80% of our organic raw milk from a network of over 400 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk.

The primary raw material used in our private label cultured and extended shelf life dairy products, as well as LAND O’LAKES and other non-organic dairy products, is conventional raw milk. WhiteWave-Morningstar also uses significant quantities of butterfat which is acquired through the purchase of raw milk and bulk cream. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”). Other raw materials used in WhiteWave-Morningstar’s products include palm oil, flavorings and organic sugar. Certain of these raw materials are purchased under long-term contracts in order to better manage the supply and costs of our inputs. The prices of raw materials increase and decrease based on supply and demand.

WhiteWave-Morningstar has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Morningstar pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and we believe WhiteWave-Morningstar has a leading position in the soy and organic foods category.

For more information on factors that can impact the results of WhiteWave-Morningstar, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” as well as Note 19 to our Consolidated Financial Statements.

Current Business Strategy

The Company’s strategy historically has been centered on growth through acquisitions and aligning our operating activities with a consolidating customer base. Since 1994, we have completed over 40 acquisitions, increasing our net sales from $150 million to more than $12 billion. Based on relative net sales, we believe we are greater than five times the size of our next closest competitor in the fluid dairy industry. We have acquired in excess of 150 manufacturing facilities over the last 14 years and have made efforts to consolidate production activity to increase the efficiency of our operations, closing in excess of 50 facilities since 1994. As a result, our portfolio of manufacturing and distribution assets enables the Company to offer regional and national branded and private label products across a variety of product categories, ranging from short shelf life (less than 20 days) to extended shelf life (45 to 60 days) to shelf stable products (6 to 12 months), to its customers in a cost effective manner. We believe that DSD Dairy has one of the most extensive refrigerated DSD systems in the United States and WhiteWave-Morningstar’s nationally branded and private label products maintain significant market share positions in the soy-based beverage, organic dairy, creamer, cultured products and extended shelf life dairy product categories.

Currently, the Company’s strategy focuses on capturing the benefits of our scale built through our historical growth-based strategy, with a goal to become a world class food and beverage company. Our strategy encompasses the following:

•	Achieving cost leadership by leveraging our scale, technology and expertise;

•	Strengthening our core businesses with an advantaged go-to-market system, leading research and development and innovation, becoming a selling and delivery powerhouse and improving in-store execution;

•	Investing for the future by strengthening our capabilities through standardization and simplification of our underlying systems and processes and developing new platforms for growth; and

•	De-leveraging our balance sheet and creating additional financial and strategic flexibility.

In connection with this strategy, we began aligning our leadership teams and approach around distinct supply chain and delivery channels. Effective January 1, 2008, consistent with this direction, we disaggregated the former Dairy Group segment into a DSD Dairy fluid and ice cream platform and a Morningstar platform. The Morningstar platform is now a part of WhiteWave-Morningstar. The strategy for each of our platforms is summarized as follows:

DSD Platform

DSD Dairy manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. DSD Dairy consists of over 80 manufacturing facilities operating largely based on local and regional customer and competitor dynamics. The DSD fluid and ice cream platform is focused on high velocity DSD products where delivering low cost and high levels of customer service are critical to success. Our DSD products are currently offered under more than 50 regional branded and private label names. While a portion of our ice cream products are distributed through customer warehouse delivery channels, the ice cream supply chain remains highly integrated within our DSD system.

The DSD platform strategy is to achieve cost leadership and gain market share in the core dairy business. The strategy encompasses the following:

•	Driving to be the lowest cost, most effective manufacturer in every market in which we compete;

•	Building our selling and delivery capability; and

•	Strengthening our capabilities through standardization and simplification of our underlying systems and processes.

WhiteWave Platform

Our WhiteWave platform produces a robust portfolio of premium national food and beverage brands including Horizon Organic, Silk and Rachel’s Organic, as well as indulgent favorites such as International Delight and LAND O’LAKES products. WhiteWave operates six manufacturing facilities and delivers the majority of its products through warehouse delivery systems. WhiteWave’s diverse customer base includes grocery stores, club stores, natural food stores, mass merchandisers, convenience stores, drug stores and food service outlets.

The WhiteWave platform strategy is to be a top-tier consumer packaged goods company, consistently delivering superior results. The strategy encompasses the following:

•	Achieving cost excellence by leveraging our assets, focusing our portfolio and optimizing our supply chain;

•	Growing our brands through innovation and superior marketing; and

•	Accelerating growth in new businesses by segmenting consumers and innovating in value-added products.

Morningstar Platform

Our Morningstar platform is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream and cottage cheese. Its supply chain is extensive both with respect to its manufacturing and refrigerated distribution capability, as well as its nationwide geographic footprint. Morningstar’s 14 manufacturing facilities and two distribution locations enable us to cost effectively service customers nationwide. We service a diverse customer base, which includes traditional grocery, mass merchandisers, foodservice, and convenience store customers.

The Morningstar platform strategy is to lead in our categories and drive our customers’ businesses by providing nutritious, wholesome high quality retail and food service private label extended shelf life and cultured products. The strategy encompasses the following:

•

Driving to be the lowest cost and highest quality national extended shelf life dairy supply chain in the industry by optimizing our supply chain, as well as simplifying our manufacturing processes and pricing mechanisms to reduce operational complexity;

•	Providing our customers with innovative private label products and category solutions to help them grow their business; and

•	Investing in people, processes and systems to drive organizational capacity and capabilities.

Seasonality

Our business, particularly DSD Dairy, is affected by seasonal changes in the demand for dairy products. The demand for dairy is typically lower in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school business; therefore, these quarters have historically generated lower DSD Dairy volumes than the first and fourth quarters. Further, our WhiteWave-Morningstar sales are typically higher in the fourth quarter associated with increased dairy consumption during seasonal holidays. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

Intellectual Property

We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. As of December 31, 2008, 19 United States patents have been issued to us. In addition, we have filed a total of six patent applications in the United States. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.

Research and Development

We recently opened a new research and development facility and are building our capability through a team of top consumer packaged goods talent across many disciplines such as product development, dairy and soy science, culinary and sensory science, nutrition, packaging design and engineering, and process engineering. Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging for our fluid milk, soy and ice cream products. Our total research and development expense related to continuing operations was $7.8 million, $4.0 million and $4.1 million for 2008, 2007, and 2006, respectively.

Developments Since January 1, 2008

Conventional Milk Environment

Throughout 2007, we experienced rapidly increasing and historically high conventional milk prices. In 2008, we continued to experience historically high conventional milk prices. Contributors to the high prices included high feed and fuel costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in energy cost components resulting in declines in conventional milk, diesel and resin prices. Despite the volatility of the average Class I mover throughout 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. In January and February 2009, the Class I mover declined significantly from the average for the fourth quarter of 2008. We currently expect the average Class I mover to be at the low end of the historical range for 2009, with a generally increasing trend through most of the year.

Organic Milk Environment

The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2007, the industry, including us, experienced a significant oversupply of organic raw milk driven by earlier changes in the organic farm transition regulations, as well as economic incentives for conventional farmers to begin the transition to organic farming. In 2008, the balance of supply and demand improved resulting in a reduction of the aggressive discounting. However, sharp increases in feed and fuel costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices. The retail price increases on private label products lagged that of branded products, creating pricing pressures and causing retail price gaps to expand.

Beginning in the fourth quarter of 2008, we started to experience a noticeable slowing of growth in the organic milk category. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk. As a result, we believe we will experience a continued slowdown in 2009 of our organic milk growth rate. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

We purchase organic raw milk from our network of over 400 organic family farms using multi-year purchase agreements. We anticipate that such agreements will be sufficient to meet our anticipated demand in 2009. As the category growth slows in 2009, it is possible that the industry will be faced with an oversupply position potentially resulting in additional discounting.

Public Offering of Equity Securities

On March 5, 2008, we issued and sold 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior secured credit facility.

Acquisitions

During 2008, we completed several acquisitions for which the aggregate purchase price was approximately $95.9 million, including transaction costs. Significant acquisition opportunities continue to exist, which are attributable to continued fragmentation in the industry, tightening of financial markets and shifting consumer behavior.

Hero/WhiteWave Joint Venture

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

The joint venture, which is based in Broomfield, Colorado, will serve as a strategic growth platform for both companies to further extend their global reach by leveraging each other’s established innovation, technology, manufacturing and distribution capabilities over time. The initial product of the joint venture will be launched in the middle of 2009 under the Fruit2DayTM brand. The initial products will expand the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity. In 2008, we spent $20.4 million related to this joint venture in the form of cash and capital expenditures, of which $7.7 million was contributed to the joint venture as of December 31, 2008. We expect our 2009 earnings will be negatively impacted as Hero/WhiteWave commences operations and incurs start-up and introductory marketing costs.

Pension Costs and Funding

Due to the turmoil in the financial markets in 2008, we experienced significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust used to settle future defined benefit plan obligations. As a result, our funded status as of December 31, 2008 significantly declined from the prior year, and will require an increase in future funding, as well as increase our plan costs.

Facility Closing and Reorganization Activities

In 2008, we recorded a charge of $22.8 million as part of our ongoing supply chain and cost savings initiatives. We recorded a charge of $18.3 million in our DSD Dairy operations primarily related to the closure of ice cream operations in Hickory, North Carolina; the closure of facilities in Kalispell, Montana and Denver, Colorado; as well as other previously announced plans. We also recorded a charge of $4.5 million in our WhiteWave-Morningstar operations related to the closure of a facility in Belleville, Pennsylvania. These costs include the following types of cash and non-cash charges:

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

We expect to incur additional charges related to these restructuring plans of $3.4 million primarily in 2009. We anticipate that we will close additional facilities as we continue the evaluation of our supply chain; however, we cannot currently predict the timing or related charges with respect to such closures. Additionally, we will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

Employees

As of December 31, 2008, we had the following employees:

	No. of Employees	% of Total
DSD Dairy	21,540	83%
WhiteWave-Morningstar	3,650	14
Corporate	630	3

Total	25,820	100%

Approximately 37% of DSD Dairy’s and 41% of WhiteWave-Morningstar’s employees participate in collective bargaining agreements. We believe our relationship with our employees and these organizations is satisfactory.

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

We use quality control laboratories in our manufacturing facilities to test raw ingredients. Product quality and freshness are essential to the successful distribution of our products. To monitor product quality at our facilities, we maintain quality control programs to test products during various processing stages. We believe our facilities and manufacturing practices are in material compliance with all government regulations applicable to our business.

Employee Safety Regulations

We are subject to certain safety regulations, including regulations issued pursuant to the U.S. Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

Environmental Regulations

We are subject to various environmental regulations. Our plants use a number of chemicals that are considered to be “extremely” hazardous substances pursuant to applicable environmental laws due to their toxicity, including ammonia which is used extensively in our operations as a refrigerant. Such chemicals must be handled in accordance with such environmental laws. Also, on occasion, certain of our facilities discharge biodegradable wastewater into municipal waste treatment facilities in excess of levels allowed under local regulations. As a result, certain of our facilities are required to pay wastewater surcharges or to construct wastewater pretreatment facilities. To date, such wastewater surcharges have not had a material effect on our financial condition or results of operations.

We maintain above-ground and under-ground petroleum storage tanks at many of our facilities. We periodically inspect these tanks to determine whether they are in compliance with applicable regulations and, as a result of such inspections are required to make expenditures from time to time in order to ensure that these tanks remain in compliance. In addition, upon removal of the tanks, we are sometimes required to make expenditures to restore the site in accordance with applicable environmental laws. To date, such expenditures have not had a material effect on our financial condition or results of operations.

We believe that we are in material compliance with the environmental regulations applicable to our business. We do not expect the cost of our continued compliance to have a material impact on our capital expenditures, earnings or competitive position in the foreseeable future.

Milk Industry Regulation

The federal government establishes minimum prices that we must pay to producers in federally regulated areas for raw milk. Raw milk primarily contains raw skim milk, in addition to a small percentage of butterfat. Raw milk delivered to our facilities is tested to determine the percentage of butterfat and other milk components, and we pay our suppliers for the raw milk based on the results of these tests.

The federal government’s minimum prices vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class I products) and Class II raw milk prices (which are the prices we are required to pay for raw milk that is processed into Class II products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government the immediately preceding month.

Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also may pay producer premiums, procurement costs and other related charges that vary by location and supplier.

Organic Regulations

Our organic products are required to meet the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. We believe that we are in material compliance with the organic regulations applicable to our business.

Brief History

We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following significant activity has occurred:

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

November 1997	• Acquired Morningstar Foods Inc., whose business was a predecessor to our WhiteWave segment. This was our first acquisition of a company with national brands.

April 1998	• Sold our packaged ice operations.

May 1998	• Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.

July 1999	• Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.

January 2000	• Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.

February 2000	• Acquired Leche Celta, one of the largest dairy processors in Spain.

March and May 2000	• Sold our European packaging operations.

December 2001	• Acquired Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.

May 2002	• Acquired the portion of White Wave, Inc. that we did not already own.

January 2004	• Acquired the portion of Horizon Organic that we did not already own.

January 2005	• Consolidated our nationally branded business, including White Wave, Horizon Organic and Dean National Brand Group into a single operating unit called WhiteWave.

June 2005	• Spun-off our Specialty Foods Group segment to our shareholders.

September 2006	• Sold our Leche Celta operations in Spain.

January 2007	• Sold our Leche Celta operations in Portugal.

March 2007	• Acquired Friendship Dairies, one of the largest dairy products manufacturers, marketers and distributors in the northeastern United States.

April 2007	• Paid a special cash dividend of $15 per share to our shareholders.

January 2008	• Entered into and formed a strategic joint venture with Hero Group.

Minority Holdings and Other Interests

Consolidated Container Company

We own an approximately 25% interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. In 2008, we spent $330.3 million on products purchased from CCC.

See Note 3 to our Consolidated Financial Statements for more information about our investment in CCC.

Hero/WhiteWave Joint Venture

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

The joint venture, which is based in Broomfield, Colorado, will serve as a strategic growth platform for both companies to further extend their global reach by leveraging each other’s established innovation, technology, manufacturing and distribution capabilities over time. The initial product of the joint venture will be launched in the middle of 2009 under the Fruit2Day brand. The initial products will expand the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity. In 2008, we spent $20.4 million related to this joint venture in the form of cash and capital expenditures, of which $7.7 million was contributed to the joint venture as of December 31, 2008. We expect our 2009 earnings will be negatively impacted as Hero/WhiteWave commences operations and incurs start-up and introductory marketing costs.

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

Competitive Risks

Industry Consolidation has Strengthened the Competitive Position of Our Retail Customers, Which May Put Pressures on Our Operating Margins and Profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power, and have increased the significance of large-format retailers and discounters. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. In addition, some of these customers are vertically integrated and may re-dedicate key shelf-space currently occupied by our products for their private label products. Higher levels of price competition and higher resistance to price increases are becoming more widespread in our business. If we are unable to respond to these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our profitability.

Increased Competition With Our Branded and Organic Products Could Impede Our Growth Rate and Profit Margin.

Our Silk soymilk and Horizon Organic organic food and beverage products have leading market shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products have gained in popularity with consumers, our products in these categories have attracted competitors, including private label competitors who sell their products at a lower price. We have experienced a trade down from branded products to private label brands as a result of widening price gaps and the downturn in the economy. Furthermore, in periods of economic decline, consumers tend to purchase lower-priced products, such as conventional milk, which could reduce sales of our organic milk. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and profit margin.

Many large food and beverage companies have substantially more resources than we do, and they may be able to market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than our forecast and could cause us to lose sales. For example, Our International Delight coffee creamer competes intensely with Nestlé CoffeeMate®. Our failure to successfully compete with Nestlé, which has substantially more resources than we do, could have a material adverse effect on the sales and profitability of our International Delight business.

The Loss of One of Our Largest Customers Could Negatively Impact Our Sales and Profits.

Our largest customer, Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 19% of consolidated net sales during 2008. During 2008, our top five customers, collectively, accounted for approximately 29% of our consolidated net sales. The loss of any large customer for an extended length of time could negatively impact our sales and profits. In addition, we do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. Finally, many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. Over the past few years, we have been subject to a number of competitive bidding situations, particularly within DSD Dairy, which reduced our profitability on sales to several customers. We expect this trend to continue. In bidding situations, we are subject to the risk of losing certain customers.

Commodity Risks

Availability of and Changes in Raw Material and Other Input Costs Can Adversely Affect Us.

Our business is heavily dependent on raw materials such as conventional and organic raw milk, diesel fuel, resin and soybeans and other commodities. In addition to our dependence on conventional and organic raw milk, our DSD Dairy system is a large consumer of diesel fuel and WhiteWave-Morningstar is affected by the costs of petroleum-based products through the use of common carriers. The prices of these materials increase and decrease based on market conditions, and in some cases, governmental regulation. Weather, including the heightened impact of weather events related to climate change, also affects the availability and pricing of these inputs. Sometimes supplies of raw materials, such as resin, have been insufficient to meet demand. Volatility in the cost of our raw materials can significantly adversely affect our performance as upward price changes often lag changes in costs we charge our customers, and in some cases these price increases may exceed the price increases we are able to pass along to our customers. These lags and limitations may decrease our profit margins. High raw material costs can also decrease our margins and our volumes. In addition, raw material cost fluctuations from year to year can cause our revenues to increase or decrease significantly compared to prior periods.

The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. Industry regulation, and the costs of organic farming compared to prices paid for conventional farming can impact the supply of organic raw milk in the market. A substantial amount of the organic milk we produce is sold under the Horizon Organic brand, for which we incur increased marketing costs. An oversupply of organic raw milk can cause significant discounting in the organic milk market, which increases competitive pressure on our branded products and could cause our profitability to suffer. An undersupply or higher input costs can increase the costs of organic raw milk, which can cause retail price gaps between private label and branded products to expand, which could decrease our volumes and adversely affect our results. The impact of retail price gaps may be compounded by the current economic environment as consumers become increasingly focused on product pricing.

Capital Markets and General Economic Risks

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At December 31, 2008, we had outstanding borrowings of approximately $3.27 billion under our senior secured credit facility, all of which were in term loan borrowings. There were no outstanding borrowings under the revolving line of credit. In addition, we had $752.2 million of senior unsecured notes outstanding and $460.0 million outstanding under our receivables-backed facility at December 31, 2008.

We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our debt level and related debt service obligations:

•	require us to dedicate significant cash flow to the payment of principal and interest on our debt which reduces the funds we have available for other purposes;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions or funding our strategic growth plan;

•	impose on us additional financial and operational restrictions;

•	expose us to interest rate risk since a portion of our debt obligations are at variable rates; and

•	restrict our ability to fund acquisitions.

In addition, in the current economic climate, investors are apprehensive about investing in companies such as ours that carry a substantial amount of leverage on their balance sheets, and this apprehension may adversely affect the price of our common stock.

Also, under our senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Failure to comply with the Leverage Ratio (as defined in our credit agreement), or any other financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, our actual performance levels under this reduced Leverage Ratio or our other financial covenants could limit our ability to incur additional debt under our senior secured credit facility, which could hinder our ability to execute our current business strategy.

Recent Adverse Market Events Have Caused Costs of Providing Employee Benefits to Escalate, Which May Adversely Affect Our Profitability and Liquidity.

We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multi-employer plans on behalf of our employees. Certain of our defined benefit retirement plans, as well as many of the multi-employer plans in which we participate, are less than fully funded. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. In addition, turmoil in the financial markets in 2008 brought significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust to settle future defined benefit plan obligations. Due in part to the decline in the value of these investments, our funded status as of December 31, 2008 declined by approximately $75.0 million from the prior year end. This decline will result in an increase in future funding requirements, as well as increased plan costs. In addition to the impact from our defined benefit retirement plan, we expect the recent market events to increase the future funding requirements related to multi-employer plans in which we participate.

The Recent Disruptions in the Overall Economy and the Financial Markets May Adversely Impact Our Business and Results of Operations.

The dairy industry is sensitive to changes in general economic conditions, both nationally and locally. Recent disruptions in global financial markets and banking systems have made it more difficult for companies to access credit and capital markets. Continuing volatility in the credit and capital markets could potentially impair our and our customers’ ability to access these markets and increase associated costs, and there can be no assurance that we will not be materially affected by these financial market disruptions as economic events and circumstances continue to evolve.

In addition, the recent economic downturn may have an adverse effect on consumer spending patterns. A recessionary economic cycle, higher levels of unemployment, higher consumer debt levels, or other unfavorable economic factors could adversely affect consumer demand for products we sell or distribute, which could adversely affect our results of operations. There can be no assurances that government responses to the economic downturn will restore consumer confidence.

We May be Exposed to Counterparty Risks in Certain of Our Financial Instruments.

We have access to capital through our senior secured credit facility and our receivables-backed facility, each of which is provided by a syndicate of financial institutions. Each financial institution in the syndicate is responsible on a several, but not joint, basis for providing a portion of the loans under each respective facility. If any of the participants in the syndicate fails to satisfy its obligations to extend credit under the facility, the other participants refuse or are unable to assume its obligations, and we are unable to find an alternative source of funding at comparable rates, our liquidity may be adversely affected or our interest expense may increase substantially.

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in commodity prices, and currency and interest rates, including swap agreements. Recently, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debts and other obligations. If any of the counterparties to our hedging arrangements becomes unable to fulfill its obligations to us, we may lose the financial benefits of these arrangements.

American International Group (AIG), which currently has an A.M. Best rating of bbb, provides a portion of our overall insurance coverage. Recently, AIG has experienced significant financial issues associated with the troubled credit markets, and has received financial support from the U.S. Government. It is unclear whether the restructuring of AIG will cause AIG to alter its coverage position or reimbursement policies. The inability of AIG to provide coverage under any of our insurance policies could materially and adversely affect our results of operations and financial condition.

Strategic Growth Plan Risks

We May Not Realize Anticipated Benefits from Our Strategic Growth Plan.

We are implementing a strategic growth plan, which includes a number of transformational initiatives, that we believe are necessary in order to position our business for future success and growth. These initiatives include centralizing certain of our functions and optimizing our manufacturing and distribution capabilities. Over the next several years, these initiatives will require investments in people, systems, tools and facilities. Our future success and earnings growth depends in part on our ability to reduce costs, improve efficiencies and better serve our customers. If we are unable to successfully implement these initiatives, or fail to implement them as timely as we anticipate, we could become cost disadvantaged in the marketplace, lose customers and experience declines in market share.

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

Optimizing our manufacturing and distribution capabilities.    Due to the perishable nature of its products, DSD Dairy delivers the majority of its products through its DSD system. We believe that our DSD system is one of the most extensive refrigerated DSD systems in the United States. We also have an extensive network of manufacturing plants across the country. These plants and their related distribution systems were acquired by us over time and are not yet designed or configured to fully maximize productivity and efficiency. We continue to evaluate our entire supply chain and anticipate over the next several years that we will realign our manufacturing and distribution capabilities. However, if we are unsuccessful in our efforts to streamline and upgrade our manufacturing and distribution capabilities, we could be faced with unrealized profit potential.

Product and Product Manufacturing Risks

We Must Identify Changing Consumer Preferences and Develop and Offer Products to Meet Their Preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes, dietary preferences and purchasing habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment. Currently, we believe consumers are trending toward health and wellness beverages. Although we have increased our investment in innovation in order to capitalize on this trend, there are currently several global companies with greater resources which compete with us in the health and wellness space. In 2009, we will be augmenting our current product line by offering customers and consumers soy-based products manufactured with non-GMO soybeans. Our transition to non-GMO soybeans from organic soybeans could impact consumer acceptance of our products. In addition, as consumers become increasingly aware of climate change and the sources of greenhouse gas emissions, to which agriculture, including dairy farming, is a contributor, their preferences and purchasing decisions may change. If our products fail to meet changing consumer preferences, the return on our investment in those areas will be less than anticipated and our product strategy may not succeed.

We May Experience Liabilities or Harm to Our Reputation as a Result of Product Issues, Such as Product Recalls.

We sell products for human consumption, which involves a number of risks. Product contamination, spoilage or other adulteration, product misbranding or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations or in the event our products cause injury, illness or death. In addition, we advertise our products and could be the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including consumer protection statutes of some states. A significant product liability or other legal judgment against us or a widespread product recall may negatively impact our profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories such as fluid milk that have strong health and wellness credentials.

Disruption of Our Supply Chain Could Adversely Affect Our Business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, there could be an adverse affect on our business and results of operations, and additional resources could be required to restore our supply chain.

Legal and Regulatory Risks

Litigation or Legal Proceedings Could Expose Us to Significant Liabilities and Have a Negative Impact on Our Reputation.

We are party to various litigation claims and legal proceedings. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and /or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

Labor Disputes Could Adversely Affect Us.

As of December 31, 2008, approximately 37% of DSD Dairy’s and 41% of WhiteWave-Morningstar’s employees participated in collective bargaining agreements. At any given time, we may face a number of union organizing drives. When we face union organizing drives, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. A strike, work slowdown or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

Our Business is Subject to Various Environmental Laws, Which May Increase Our Compliance Costs.

Our business operations are subject to numerous environmental and other air pollution control laws, including the federal Clean Air Act, the federal Clean Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, as well as state and local statutes. These laws and regulations cover the discharge of pollutants, wastewater, and hazardous materials into the environment. In addition, various laws and regulations addressing climate change are being considered or implemented at the federal and state levels. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances or curtail operations. These costs could adversely affect our results of operations and financial condition.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Dean Food’s corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, TX 75201. In addition, Dean Food’s operates more than 100 manufacturing facilities. Management believes that Dean Food’s facilities are well maintained and are generally suitable and of sufficient capacity to support Dean Food’s current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results. The following tables set forth, by business segment, the Company’s principal manufacturing facilities.

DSD Dairy

DSD Dairy currently conducts its manufacturing operations within the following 83 facilities, most of which are owned:

Birmingham, Alabama (2)

Buena Park, California (2)

City of Industry, California

Hayward, California

Riverside, California

Delta, Colorado

Denver, Colorado

Englewood, Colorado

Greeley, Colorado

Miami, Florida

Orange City, Florida

Orlando, Florida

Baxley, Georgia

Braselton, Georgia

Hilo, Hawaii

Honolulu, Hawaii

Boise, Idaho

Belvidere, Illinois

Harvard, Illinois

Huntley, Illinois

O’Fallon, Illinois

Decatur, Indiana

Huntington, Indiana

Rochester, Indiana

LeMars, Iowa

Louisville, Kentucky

Newport, Kentucky

New Orleans, Louisiana Shreveport, Louisiana

Bangor, Maine

Franklin, Massachusetts

Lynn, Massachusetts

Mendon, Massachusetts

Evart, Michigan

Flint, Michigan

Grand Rapids, Michigan

Livonia, Michigan

Marquette, Michigan

Thief River Falls, Minnesota Woodbury, Minnesota

Billings, Montana

Great Falls, Montana

Lincoln, Nebraska

Las Vegas, Nevada

Reno, Nevada

Burlington, New Jersey

Albuquerque, New Mexico

Rensselaer, New York

High Point, North Carolina

Winston-Salem, North Carolina

Bismarck, North Dakota

Tulsa, Oklahoma

Marietta, Ohio

Springfield, Ohio

Toledo, Ohio

Erie, Pennsylvania

Landsdale, Pennsylvania

Lebanon, Pennsylvania

Schuylkill Haven, Pennsylvania

Sharpsville, Pennsylvania

Florence, South Carolina

Spartanburg, South Carolina

Sioux Falls, South Dakota

Athens, Tennessee

Kingsport, Tennessee

Nashville, Tennessee (2)

Dallas, Texas (2)

El Paso, Texas

Houston, Texas

Lubbock, Texas

McKinney, Texas

San Antonio, Texas

Waco, Texas

Orem, Utah

Salt Lake City, Utah

Portsmouth, Virginia

Richmond, Virginia

Springfield, Virginia

Sheboygan, Wisconsin

Each of DSD Dairy’s manufacturing facilities also serves as a distribution facility. In addition, DSD Dairy has numerous distribution branches located across the country, some of which are owned but most of which are leased. DSD Dairy’s headquarters are located in Dallas, Texas in leased premises.

WhiteWave-Morningstar

WhiteWave-Morningstar currently conducts its manufacturing operations from the following 20 facilities, most of which are owned:

Decatur, Alabama City of Industry, California Fullerton, California Gustine, California Tulare, California Newington, Connecticut Jacksonville, Florida	Rockford, Illinois Murray, Kentucky Frederick, Maryland White Bear Lake, Minnesota Bridgeton, New Jersey Delhi, New York Friendship, New York	Sulphur Springs, Texas (2) Cedar City, Utah Mt. Crawford, Virginia Richland Center, Wisconsin Aberystwyth, United Kingdom

WhiteWave also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland and leases an organic dairy farm in Portales, New Mexico. WhiteWave’s headquarters are located in leased premises in Broomfield, Colorado. Morningstar’s headquarters are located in leased premises in Dallas, Texas.

Item 3.	Legal Proceedings

We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than set forth below.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A joint motion to dismiss the retailer action was filed on October 22, 2007, and is currently pending before the Court. A hearing on the joint motion was held on January 6, 2009. These matters are currently in discovery and we intend to vigorously defend them.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment. The plaintiff is seeking injunctive relief to correct the sources of pollution and to comply with all applicable regulations, and also civil penalties with respect to the claims.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

Other than the matters set forth above, we are party from time to time to certain claims, litigation, audits and investigations and we believe that we have established adequate reserves to satisfy any potential liability we may have under these claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 18, 2009, there were 4,529 record holders of our common stock.

	High	Low
2007:
First Quarter	$48.31	$41.26
Second Quarter	47.33	31.00
Third Quarter	31.85	24.30
Fourth Quarter	27.77	24.51
2008:
First Quarter	28.90	19.49
Second Quarter	23.65	18.36
Third Quarter	25.65	17.95
Fourth Quarter	24.42	11.51

We have not historically declared or paid a regular cash dividend on our common stock. However, on April 2, 2007, we declared a special cash dividend of $15 per share, which decreased our stock price. We have no current plans to pay a cash dividend in the future. No adjustment has been made to the historical stock prices related to the impact of the cash dividend.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 9 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2008. As of December 31, 2008, $218.7 million was available for repurchases under this program (excluding fees and commissions). Repurchased shares are retired.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2008 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31
	2008		2007		2006		2005		2004
	(Dollars in thousands except share data)
Operating data:
Net sales	$12,454,613		$11,821,903		$10,098,555		$10,174,718		$9,725,548
Cost of sales	9,509,359		9,084,318		7,358,676		7,591,548		7,338,138

Gross profit(1)	2,945,254		2,737,585		2,739,879		2,583,170		2,387,410
Operating costs and expenses:
Selling and distribution	1,817,690		1,721,617		1,648,860		1,581,028		1,472,112
General and administrative	486,280		419,518		409,225		380,490		355,772
Amortization of intangibles	9,836		6,744		5,983		6,106		5,105
Facility closing and reorganization costs	22,758		34,421		25,116		35,451		24,575
Other operating (income) expense(2)	—		1,688		—		—		(5,899)

Total operating costs and expenses	2,336,564		2,183,988		2,089,184		2,003,075		1,851,665

Operating income	608,690		553,597		650,695		580,095		535,745
Other (income) expense:
Interest expense(3)(7)	308,080		333,202		194,547		160,230		191,788
Other (income) expense, net	933		5,926		435		(683)		(722)

Total other expense	309,013		339,128		194,982		159,547		191,066

Income from continuing operations before income taxes	299,677		214,469		455,713		420,548		344,679
Income taxes	114,837		84,007		175,450		163,898		138,472

Income from continuing operations	184,840		130,462		280,263		256,650		206,207
Gain (loss) on sale of discontinued operations, net of tax	(1,275)		608		(1,978)		38,763		—
Income (loss) from discontinued operations, net of tax	205		283		(52,871)		14,793		47,514

Income before cumulative effect of accounting change	183,770		131,353		225,414		310,206		253,721
Cumulative effect of accounting change, net of tax(4)	—		—		—		(1,552)		—

Net income	$183,770		$131,353		$225,414		$308,654		$253,721

Cash dividend paid per share	$—		$15.00		$—		$—		$—
Basic earnings per common share:
Income from continuing operations	$1.24		$1.00		$2.09		$1.75		$1.33
Income (loss) from discontinued operations	(0.01)		0.01		(0.41)		0.36		0.31
Cumulative effect of accounting change	—		—		—		(0.01)		—

Net income	$1.23		$1.01		$1.68		$2.10		$1.64

Diluted earnings per common share:
Income from continuing operations	$1.21		$0.95		$2.01		$1.67		$1.28
Income (loss) from discontinued operations	(0.01)		0.01		(0.40)		0.35		0.30
Cumulative effect of accounting change	—		—		—		(0.01)		—

Net income	$1.20		$0.96		$1.61		$2.01		$1.58

Average common shares:
Basic	149,266,519		130,310,811		133,938,777		146,673,322		154,635,979

Diluted	153,395,746		137,291,998		139,762,104		153,438,636		160,704,576

Other data:
Ratio of earnings to fixed charges(5)	1.82	x	1.56	x	2.87	x	3.01	x	2.69	x

	Year Ended December 31
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance sheet data (at end of period):
Total assets	$7,040,192	$7,033,356	$6,770,173	$7,050,884	$7,756,368
Long-term debt(6)(7)	4,489,251	5,272,351	3,355,851	3,386,848	3,214,269
Other long-term liabilities	412,322	320,256	238,682	225,479	321,252
Total stockholders’ equity(7)(8)	558,234	51,267	1,809,399	1,902,213	2,692,985

(1)	As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)	Results for 2007 include a loss of $1.7 million relating to the sale of our tofu business. Results for 2004 include a gain of $5.9 million primarily related to the settlement of litigation.

(3)	Results for 2007 and 2004 include a charge of $13.5 million and $32.6 million, respectively, to write-off financing costs related to the refinancing of our senior secured credit facility.

(4)	In the fourth quarter of 2005, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations”. If FIN 47 had always been in effect, we would have expensed this amount for depreciation in periods prior to January 1, 2005.

(5)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(6)	Includes the current portion of long-term debt.

(7)	On March 5, 2008, we issued and sold 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering which were used to reduce debt outstanding under the revolving portion of our senior secured credit facility.

On April 2, 2007, we recapitalized our balance sheet with the completion of a new $4.8 billion senior secured credit facility and the return of $1.94 billion to shareholders of record as of March 27, 2007, through a $15 per share special cash dividend.

(8)	Effective January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. As a result, we recognized a $25.9 million increase in our liability for uncertain tax positions, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill and a $5.7 million decrease to retained earnings.

The balance at December 31, 2006 reflects a $14.8 million reduction related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R)”. The reduction had no impact on net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are one of the leading food and beverage companies in the United States. Our DSD Dairy segment (“DSD Dairy”) is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment (“WhiteWave-Morningstar”) markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers, Rachel’s Organic® dairy products and other fluid dairy products. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

During 2007, we began aligning our leadership teams and strategy around distinct supply chain and delivery channels. Effective January 1, 2008, consistent with this direction, we disaggregated the former Dairy Group segment into a DSD Dairy fluid and ice cream platform and a Morningstar platform. The Morningstar platform is now a part of WhiteWave-Morningstar. All segment results have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

DSD Dairy — DSD Dairy is our largest segment, with approximately 78.7% of our consolidated net sales in 2008. DSD Dairy manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, DSD Dairy delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that DSD Dairy has one of the most extensive refrigerated DSD systems in the United States. DSD Dairy sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by DSD Dairy’s corporate sales department.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation led by us. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk continues to decline while total consumption has remained relatively flat due to population increases. Therefore, volume sales growth across the industry generally remains flat to modest, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In response to this dynamic and significant competitive pressure caused by the ongoing consolidation among food retailers, many processors, including us, are now placing an increased emphasis on product differentiation and cost reduction in an effort to increase consumption, sales and margins. Historically, DSD Dairy’s volume growth has kept pace with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition and service quality.

DSD Dairy has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases DSD Dairy pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

WhiteWave-Morningstar — WhiteWave-Morningstar’s net sales were approximately 21.3% of our consolidated net sales in 2008. WhiteWave-Morningstar manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, The Organic Cow® organic dairy products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. We license the LAND O’LAKES name from a third party. With the addition of Morningstar, WhiteWave-Morningstar now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural food stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products through its internal sales force and through independent brokers.

WhiteWave-Morningstar has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Morningstar pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown rapidly in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and we believe WhiteWave-Morningstar has a leading position in the soy and organic foods category.

Recent Developments

Conventional Milk Environment

Throughout 2007, we experienced rapidly increasing and historically high conventional milk prices. In 2008, we continued to experience historically high conventional milk prices. Contributors to the high prices included high feed and fuel costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in energy cost components resulting in declines in conventional milk, diesel and resin prices. Despite the volatility of the average Class I mover throughout 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. In January and February 2009, the Class I mover declined significantly from the average for the fourth quarter of 2008. We currently expect the average Class I mover to be at the low end of the historical range for 2009, with a generally increasing trend through most of the year.

Organic Milk Environment

The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2007, the industry, including us, experienced a significant oversupply of organic raw milk driven by earlier changes in the organic farm transition regulations, as well as economic incentives for conventional farmers to begin the transition to organic farming. In 2008, the balance of supply and demand improved resulting in a reduction of the aggressive discounting. However, sharp increases in feed and fuel costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices. The retail price increases on private label products lagged that of branded products, creating pricing pressures and causing retail price gaps to expand.

Beginning in the fourth quarter of 2008, we started to experience a noticeable slowing of growth in the organic milk category. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk. As a result, we believe we will experience a continued slowdown in 2009 of our organic milk growth rate. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

We purchase organic raw milk from our network of over 400 organic family farms using multi-year purchase agreements. We anticipate that such agreements will be sufficient to meet our anticipated demand in 2009. As the category growth slows in 2009, it is possible that the industry will be faced with an oversupply position potentially resulting in additional discounting.

Public Offering of Equity Securities

On March 5, 2008, we issued and sold 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior secured credit facility.

Acquisitions

During 2008, we completed several acquisitions for which the aggregate purchase price was approximately $95.9 million, including transaction costs. Significant acquisition opportunities continue to exist, which are attributable to continued fragmentation in the industry, tightening of financial markets and shifting consumer behavior.

Hero/WhiteWave Joint Venture

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

The joint venture, which is based in Broomfield, Colorado, will serve as a strategic growth platform for both companies to further extend their global reach by leveraging each other’s established innovation, technology, manufacturing and distribution capabilities over time. The initial product of the joint venture will be launched in the middle of 2009 under the Fruit2DayTM brand. The initial products will expand the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity. In 2008, we spent $20.4 million related to this joint venture in the form of cash and capital expenditures, of which $7.7 million was contributed to the joint venture as of December 31, 2008. We expect our 2009 earnings will be negatively impacted as Hero/WhiteWave commences operations and incurs start-up and introductory marketing costs.

Pension Costs and Funding

Due to the turmoil in the financial markets in 2008, we experienced significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust used to settle future defined benefit plan obligations. As a result, our funded status as of December 31, 2008 significantly declined from the prior year, and will require an increase in future funding, as well as increase our plan costs.

Facility Closing and Reorganization Activities

In 2008, we recorded a charge of $22.8 million as part of our ongoing supply chain and costs savings initiatives. We recorded a charge of $18.3 million in our DSD Dairy operations primarily related to the closure of ice cream operations in Hickory, North Carolina; the closure of facilities in Kalispell, Montana and Denver, Colorado; as well as other previously announced plans. We also recorded a charge of $4.5 million in our WhiteWave-Morningstar operations related to the closure of a facility in Belleville, Pennsylvania. These costs include the following types of cash and non-cash charges:

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

We expect to incur additional charges related to these restructuring plans of $3.4 million, primarily in 2009. We anticipate that we will close additional facilities as we continue the evaluation of our supply chain; however, we cannot currently predict the timing or related charges with respect to such closures. Additionally, we will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2008		2007		2006
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$12,454.6	100.0%	$11,821.9	100.0%	$10,098.6	100.0%
Cost of sales	9,509.3	76.4	9,084.3	76.8	7,358.7	72.9

Gross profit(1)	2,945.3	23.6	2,737.6	23.2	2,739.9	27.1
Operating costs and expenses:
Selling and distribution	1,817.7	14.6	1,721.7	14.6	1,648.9	16.3
General and administrative	486.3	3.9	419.5	3.5	409.2	4.1
Amortization of intangibles	9.8	0.1	6.7	0.1	6.0	0.1
Facility closing and reorganization costs	22.8	0.1	34.4	0.3	25.1	0.2
Other operating expense	—	—	1.7	—	—	—

Total operating costs and expenses	2,336.6	18.7	2,184.0	18.5	2,089.2	20.7

Operating income	$608.7	4.9%	$553.6	4.7%	$650.7	6.4%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
DSD Dairy	$9,804.6	$9,411.1	$393.5	4.2%
WhiteWave-Morningstar	2,650.0	2,410.8	239.2	9.9

Total	$12,454.6	$11,821.9	$632.7	5.4

The change in net sales was due to the following:

	Change in Net Sales 2008 vs. 2007
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
DSD Dairy	$155.3	$(26.2)	$264.4	$393.5
WhiteWave-Morningstar	19.6	148.6	71.0	239.2

Total	$174.9	$122.4	$335.4	$632.7

Net sales increased during 2008 compared to the prior year primarily due to the higher pass through of overall dairy and commodity costs and acquisitions completed in 2008 in DSD Dairy, as well as continued strong volume growth at WhiteWave-Morningstar in both our national brands and cultured and extended shelf life dairy products.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased $425.0 million, or 4.7%, during 2008 from 2007 primarily due to higher raw material and packaging costs of $207.5 million, higher raw milk costs of $126.6 million and increased employee-related costs.

Operating Costs and Expenses — Our operating expenses increased $152.6 million, or 7.0%, during 2008 compared to the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $96.0 million primarily due to higher fuel, third-party freight and fleet costs of $56.2 million, increased personnel-related costs of $21.4 million and higher advertising expenses of $9.4 million;

•

General and administrative costs increased $66.8 million primarily due to personnel-related costs of $32.1 million, which was significantly impacted by incentive-based compensation of $29.8 million; higher professional fees and other outside services of $11.0 million, primarily related to strategic corporate-driven initiatives, as well as increased costs related to contemplated strategic transactions of $4.4 million;

•

The increases above were partly offset by net facility closing, reorganization and other costs that were $13.3 million lower than 2007. See Note 15 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $308.1 million in 2008 from $333.2 million in 2007 primarily due to a lower average debt balance during 2008 driven by the reduction in debt related to our $400 million paydown of the revolving portion of our senior secured credit facility with proceeds from our equity offering on March 5, 2008, as well as the paydown of debt with cash flow from operations. In addition, we wrote off $13.5 million in financing costs in 2007 due to the completion of our senior secured credit facility and incurred $5.0 million of professional fees and other costs related to the payment of a special cash dividend.

Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in 2008 compared to 39.2% in 2007. Our effective tax rate varies based on the relative earnings of our business units. In 2008, our effective tax rate was positively impacted by the settlement of taxing authority examinations and the effects of state tax law changes.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Results by Segment

DSD Dairy

The key performance indicators of DSD Dairy are sales volumes, gross profit and operating income.

	Year Ended December 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,804.6	100.0%	$9,411.1	100.0%
Cost of sales	7,559.8	77.1	7,320.5	77.8

Gross profit	2,244.8	22.9	2,090.6	22.2
Operating costs and expenses	1,653.5	16.9	1,552.6	16.5

Total operating income	$591.3	6.0%	$538.0	5.7%

Net Sales — The increase in DSD Dairy’s net sales of 4.2% was due primarily to the higher pass through of overall dairy and other commodity costs to customers, as well as acquisitions completed in 2008.

DSD Dairy generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on DSD Dairy’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2008 compared to 2007:

	Year Ended December 31*
	2008	2007	% Change
Class I mover(1)	18.00	$18.14	(0.8)%
Class I raw skim milk mover(1)(2)	12.94	13.47	(3.9)
Class I butterfat mover(2)(3)	1.57	1.47	6.8
Class II raw skim milk minimum(1)(4)	11.13	13.67	(18.6)
Class II butterfat minimum(3)(4)	1.57	1.48	6.1

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Throughout 2007, we experienced rapidly increasing and historically high conventional milk prices. In 2008, we continued to experience historically high conventional milk prices. Contributors to the high prices included high feed and fuel costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in energy cost components resulting in declines in conventional milk, diesel and resin prices. Despite the volatility of the average Class I mover throughout 2007 and 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. We currently expect the average Class I mover to be at the low end of the historical range for 2009, with a generally increasing trend through most of the year.

In addition to a challenging commodity environment, we face an intensely competitive environment with higher pricing sensitivity by our customers, as well as continued consolidation in the retail grocery industry resulting in increased competition for a smaller customer base. Despite these challenges, we continue to focus on cost control and supply chain efficiency through initiatives such as the reduction in workforce executed in 2007, improved effectiveness in the pass through of costs to our customers, and our continued focus to drive productivity and efficiency within our operations.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales increased by $239.3 million, or 3.3%, during 2008 driven by higher raw material and packaging costs, particularly resin and raw milk, of $182.5 million; increased employee-related costs of $28.4 million as well as higher utilities and equipment costs of $20.9 million.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased by $100.9 million, or 6.5%, during 2008. The increase was primarily due to higher distribution costs of $51.6 million driven by higher fuel, third-party freight and fleet costs of $59.4 million slightly offset by lower outside services; higher personnel-related costs of $49.5 million, due primarily to increased salaries and wages and incentive-based compensation.

DSD Dairy’s operating income was approximately 9.9% above year ago levels. In addition to the factors described above, DSD Dairy’s results benefited from tight cost controls across the business including continued benefits from the reduction in workforce completed in the fourth quarter of 2007, as well as disciplined pricing execution to offset continued commodity volatility and inflationary pressure across the cost spectrum.

WhiteWave-Morningstar

The key performance indicators of WhiteWave-Morningstar are sales volumes, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,650.0	100.0%	$2,410.8	100.0%
Cost of sales	1,952.7	73.7	1,762.4	73.1

Gross profit	697.3	26.3	648.4	26.9
Operating costs and expenses	491.9	18.6	443.4	18.4

Total operating income	$205.4	7.7%	$205.0	8.5%

Net Sales — The increase in WhiteWave-Morningstar’s net sales of 9.9% was driven by a mix of both increased volumes and higher pricing, primarily in response to higher raw material and commodity costs. During 2008, total net sales for the WhiteWave brands increased 11.5% to $1.53 billion, with continued strong sales growth across all of our key brands. Silk net sales increased approximately 10% in 2008 driven by volume growth from continued distribution expansion and integrated marketing that featured both print and television advertising highlighting the health benefits of our soymilk products, as well as higher pricing. Net sales of the Horizon Organic brand increased approximately 18% in 2008 driven by continued distribution expansion and differentiated innovation like our DHA-enhanced and single serve products, as well as higher realized pricing. International Delight grew net sales approximately 9% in 2008 through improved price realization. LAND O’LAKES creamer products grew net sales approximately 6% over last year as a result of both higher volumes and commodity-related price increases. Our Morningstar business also posted sales growth during the year, increasing net sales approximately 8% to $1.12 billion, primarily driven by higher yogurt, creamer and ice cream mix sales volumes, as well as the full year benefit of an acquisition which was completed in March 2007.

The primary raw material used in our organic milk-based products is organic raw milk. The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2007, the industry, including us, experienced a significant oversupply of organic raw milk driven by earlier changes in the organic farm transition regulations, as well as economic incentives for conventional farmers to begin the transition to organic farming. This oversupply led to significant discounting and aggressive distribution expansion by processors within this product category, particularly in the second half of 2007, in an effort to stimulate incremental demand and sell their supply in the organic milk market. Consequently, this market activity increased competitive pressure from both branded and private label participants. In 2008, the balance of supply and demand improved resulting in a reduction of the aggressive discounting. However, sharp increases in feed and fuel costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $190.3 million, or 10.8%, during 2008 driven by higher volumes and increased raw milk costs of $102.5 million as well as higher other raw material and packaging costs of $51.2 million and higher employee-related costs.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $48.5 million, or 10.9%, during 2008 primarily due to increased selling and marketing expense of $12.2 million driven by higher advertising spending on our brands, increased distribution costs of $14.5 million driven by higher volumes, higher personnel-related costs of $9.4 million, including incentive-based compensation, as well as higher outside services and other costs of $11.8 million.

Although WhiteWave-Morningstar’s net sales were higher, with strong sales growth across all of our key brands and in the Morningstar business, our operating profits were relatively flat at 0.2% above year ago levels. While the majority of the portfolio did increase profitability during the year, segment operating income continued to be adversely affected by challenges in the Horizon Organic brand where price increases were more than offset by higher organic raw milk and other commodity costs, as well as decreased profitability at Morningstar primarily due to higher commodity costs, particularly higher Class II butter prices, of which the pass-through lagged the cost inflation.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2007	2006	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
DSD Dairy	$9,411.1	$8,030.7	$1,380.4	17.2%
WhiteWave-Morningstar	2,410.8	2,067.9	342.9	16.6

Total	$11,821.9	$10,098.6	$1,723.3	17.1

The change in net sales was due to the following:

	Change in Net Sales 2007 vs. 2006
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
DSD Dairy	$10.8	$(41.2)	$1,410.8	$1,380.4
WhiteWave-Morningstar	87.9	117.1	137.9	342.9

Total	$98.7	$75.9	$1,548.7	$1,723.3

Net sales increased during 2007 compared to the prior year primarily due to the pass through of higher conventional milk prices, other commodity and distribution costs.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased by $1.72 billion, or 23.4%, during 2007 from 2006 primarily due to higher conventional and organic raw milk costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat, impacted other components of cost of sales including shrink and sale of excess cream.

Operating Costs and Expenses — Our operating expenses increased $94.8 million, or 4.5%, during 2007 compared to the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $72.8 million due to higher employee costs, fuel and delivery equipment, outside storage, advertising and bad debt expense.

•

General and administrative costs increased $10.3 million on higher employee costs, professional fees and infrastructure costs, partially offset by lower incentive-based compensation costs under plans tied to operating performance.

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

Income Taxes — Income tax expense was recorded at an effective rate of 39.2% in 2007 compared to 38.5% in 2006. Our effective tax rate varies based on the relative earnings of our business units. In 2006, our effective tax rate was positively impacted by the settlement of certain state and federal tax matters.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 — Results by Segment

DSD Dairy

The key performance indicators of DSD Dairy are sales volumes, gross profit and operating income.

	Year Ended December 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,411.1	100.0%	$8,030.7	100.0%
Cost of sales	7,320.5	77.8	5,894.8	73.4

Gross profit	2,090.6	22.2	2,135.9	26.6
Operating costs and expenses	1,552.6	16.5	1,525.6	19.0

Total operating income	$538.0	5.7%	$610.3	7.6%

Net Sales — The increase in DSD Dairy’s net sales of 17.2% was due largely to the pass through of higher conventional milk prices. DSD Dairy generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on DSD Dairy’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2007 compared to 2006:

	Year Ended December 31*
	2007	2006	% Change
Class I mover(1)	$18.14	$11.88	52.7%
Class I raw skim milk mover(1)(2)	13.47	7.47	80.3
Class I butterfat mover(2)(3)	1.47	1.34	9.7
Class II raw skim milk minimum(1)(4)	13.67	7.35	86.0
Class II butterfat minimum(3)(4)	1.48	1.33	11.3

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Throughout 2007, we experienced rapidly increasing and record high dairy commodity costs, which created a challenging operating environment. A declining dollar, constraints on global dairy supply growth, and rising global demand for dairy-based protein combined to sharply increase foreign demand for U.S. produced non-fat dry milk powder. This export demand drove the U.S. dairy complex steeply higher in 2007. Competitive pressure and contractual arrangements limited our ability to pass-through all of the higher dairy commodity costs in 2007, particularly those increased costs related to inventory shrink in the manufacturing process. Further, market pricing mechanisms surrounding bulk cream negatively impacted our results as the price we were able to realize from the sale of excess bulk cream did not fully reflect the significant increases in raw milk costs.

At the same time, as retail prices rose throughout 2007, we saw a softening of sales volumes in certain markets in addition to a shift from branded to private label fluid milk products. This softening was compounded by the loss of a significant customer during the first quarter of 2007. The sales volume in the fourth quarter of 2007 was flat compared to prior year levels.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. DSD Dairy’s cost of sales increased by $1.43 billion, or 24.2% in 2007 from 2006 primarily due to higher conventional raw milk costs, resin and packaging, partially offset by lower conversion costs. The higher commodity prices, as well as relative pricing movement between raw skim milk and butterfat, impacted other components of cost of sales including shrink and sale of excess cream.

Operating Costs and Expenses — DSD Dairy’s operating costs and expenses increased by $27.0 million, or 1.8%, during 2007. This increase was primarily due to higher distribution costs of $40.9 million primarily due to higher personnel-related costs, fuel and delivery equipment, partially offset by lower general and administrative costs of $13.3 million primarily due to lower incentive-based compensation costs under plans tied to operating performance.

WhiteWave-Morningstar

The key performance indicators of WhiteWave-Morningstar are sales volumes, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2007		2006
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,410.8	100.0%	$2,067.9	100.0%
Cost of sales	1,762.4	73.1	1,462.6	70.7

Gross profit	648.4	26.9	605.3	29.3
Operating costs and expenses	443.4	18.4	398.2	19.3

Total operating income	$205.0	8.5%	$207.1	10.0%

Net Sales — The increase in WhiteWave-Morningstar’s net sales of 16.6% was principally driven by a mix of both higher pricing and increased volumes, as well as the benefit of an acquisition completed in March 2007. During 2007, total net sales for the WhiteWave brands increased 9.2% to $1.37 billion. Silk, International Delight and LAND O’LAKES products grew volumes in the high single digits due primarily to both increased pricing and consumer acceptance, and more effective marketing of our products. The pricing increases were largely offset by lower pricing on Horizon Organic products as a result of an increase in competitive activity and market conditions surrounding organic dairy products. Our Morningstar business also posted strong sales growth during the year, increasing net sales 28.0% to $1.04 billion, primarily driven by higher extended shelf life dairy products and ice cream mix volumes, as well as the benefit of an acquisition completed in March 2007.

The primary raw material used in our organic milk-based products is organic raw milk. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. In the past, the industry-wide demand for organic raw milk has generally exceeded supply, resulting in our inability to fully meet customer demand. However, in 2006 economic incentives for conventional farmers to begin the transition to organic farming combined with a change in the organic farm transition regulations dramatically increased the growth of supply in 2007. This oversupply led to significant discounting and aggressive distribution expansion by processors in an effort to stimulate incremental demand and sell their supply in the organic milk market. Faced with the potential of losing market share in the organic milk market, we made the strategic decision to defend the long-term value of the Horizon Organic brand by increasing our price competitiveness and marketing investment behind the brand in 2007. Our efforts were successful in maintaining and expanding our market share in the organic milk market with the Horizon Organic volume growing approximately 18% for the year. However, the increased level of discounting negatively impacted the profitability of WhiteWave-Morningstar. The market for organic milk began to shift back to an undersupply situation in the first quarter of 2008.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $299.8 million, or 20.5%, during 2007 primarily driven by higher volumes and increasing higher raw material and commodity costs. Raw material and commodity costs increased $278.2 million, including conventional and organic raw milk costs of $164.0 million.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $45.2 million, or 11.4%, in 2007 primarily due to increased distribution costs of $20.9 million, driven by higher volumes and rising fuel costs, increased general and administrative expenses of $10.5 million and higher personnel related costs of $10.8 million.

Liquidity and Capital Resources

Recently, worldwide capital and credit markets have seen unprecedented volatility. We have assessed the potential impact of these market conditions on our liquidity. As of December 31, 2008, these market conditions have not had any material adverse impact on our liquidity. Based on information available to us, each of the financial institutions syndicated under our senior secured credit facility and our receivables-backed facility are able to fulfill their commitments as of our filing date. However, there can be no assurance that each financial institution will be able to continue to fulfill its funding obligations.

Notwithstanding the above, we believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our existing $1.5 billion 5-year senior secured revolving credit facility and our $600 million receivables-backed facility, will provide sufficient liquidity to allow our Company to meet our cash requirements. We may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

At December 31, 2008, we had $4.49 billion of outstanding debt obligations and cash-on-hand of $36.0 million. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as, other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios as discussed in more detail below. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance. As of December 31, 2008, we had a corporate family credit rating of BB- with a negative outlook from Standard & Poor’s Ratings Services and a corporate family credit rating of B1 with a stable outlook from Moody’s Investors Service. Our credit agreement does not contain any requirements to maintain specific credit rating levels.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31
	2008	2007	Change
Net cash flows from:
Operating activities	$719,258	$350,250	$369,008
Investing activities	(341,487)	(351,924)	10,437
Financing activities	(373,043)	(7,616)	(365,427)
Discontinued operations	(1,304)	10,705	(12,009)

Net increase in cash and cash equivalents	$3,424	$1,415	$2,009

Operating Activities

Net cash provided by operating activities from continuing operations increased due to higher net earnings and non-cash charges (primarily deferred taxes) as well as a significant decrease in our working capital requirements. Our working capital requirements declined primarily due to the decrease in accounts receivable and the increase in accrued income taxes. Accounts receivable was a cash source of $63.2 million in 2008 compared to a cash usage of $106.7 million in 2007. The change in accounts receivable is driven by the lower average accounts receivable balance in 2008 as compared to 2007 related to the pass-through of significantly higher raw milk and other commodity costs in 2007. Accrued income taxes provided a source of cash of $45.0 million in 2008 compared to a use of cash of $32.0 million in the prior year, related to the relative profitability throughout 2007 of our operating segments.

Investing Activities

Net cash used in investing activities decreased in 2008 primarily due to a reduction in spending on acquisitions, offset slightly by an increase in capital expenditures. In 2008, we made approximately $257.0 million in capital expenditures and we completed several acquisitions requiring the use of approximately $95.9 million in cash. During 2007, we made approximately $241.4 million in capital expenditures and we completed several acquisitions, including the acquisition of Friendship Dairies by our Morningstar platform, requiring the use of approximately $132.2 million in cash, and received net proceeds of $12.2 million from divestitures.

Financing Activities

Net cash used in financing activities increased in 2008 primarily due to cash payments of debt of approximately $804.1 million with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering.

Current Debt Obligations

Senior Secured Credit Facility — Our senior secured credit facility consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. The senior secured credit facility bears interest, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our credit agreement) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 75 basis points, while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points, while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points. The weighted average interest rate in effect on borrowings under the senior secured credit facility, including the applicable interest rate margin, was 2.84% at December 31, 2008. Interest is payable quarterly or after the end of the applicable interest period.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B amortizes 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The senior secured revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion senior secured revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the senior secured revolving credit facility that ranges from 12.5 to 37.5 basis points, depending on our Leverage Ratio.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our Leverage Ratio is below 5.00 times. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), and the real property owned by Legacy Dean and its subsidiaries.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance. As of December 31, 2008, our Leverage Ratio was 4.92 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of December 31, 2008 is 5.75 times and will decline to 5.00 times as of December 31, 2009.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any requirements to maintain specific credit rating levels.

At December 31, 2008, there were outstanding borrowings of $3.27 billion under our senior secured credit facility (compared to $3.84 billion at December 31, 2007), all of which were term loan borrowings. The decrease of $568.3 million in our senior secured credit facility outstanding borrowings was primarily due to the paydown of the revolving portion of our senior secured credit facility as a result of the issuance and sale of 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering. At December 31, 2008, there were $176.3 million of letters of credit under the revolving line that were issued but undrawn. As of February 18, 2009, $160.0 million was borrowed under our senior secured revolving credit facility.

In addition to our senior secured credit facility, we also have a $600 million receivables-backed facility subject to a monthly borrowing base formula. As of December 31, 2008, the receivables-backed facility had $600.0 million available, of which $460.0 million was drawn. The weighted average interest rate on this facility at December 31, 2008 was 2.72%. At February 18, 2009, $200.0 million was outstanding under this facility.

Other indebtedness outstanding at December 31, 2008 also included $500 million face value of outstanding indebtedness under Dean Foods Company’s senior notes, $273 million face value of outstanding indebtedness under Legacy Dean’s senior notes, and $8.5 million of capital lease and other obligations. During the fourth quarter of 2008, we repurchased in the open market, at a combined discount below par value, $77.0 million of Legacy Dean’s senior notes that mature May 15, 2009.

See Note 9 to our Consolidated Financial Statements for more information about our indebtedness.

The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2008. See Note 17 to our Consolidated Financial Statements for more detail about our lease obligations.

Indebtedness, Purchase & Lease Obligations(1)	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(In millions)
Senior secured credit facility	$3,268.5	$186.8	$243.0	$861.7	$280.5	$18.0	$1,678.5
Dean Foods Company senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	273.0	123.0	—	—	—	—	150.0
Receivables-backed facility	460.0	—	460.0	—	—	—	—
Capital lease obligations and other	8.5	6.6	0.5	0.4	0.4	0.3	0.3
Purchase obligations(3)	867.5	539.1	166.4	48.0	16.9	17.1	80.0
Operating leases	413.7	113.1	94.8	74.5	55.9	41.6	33.8
Interest payments(4)	997.5	217.4	194.3	174.5	135.0	131.1	145.2

Total	$6,788.7	$1,186.0	$1,159.0	$1,159.1	$488.7	$208.1	$2,587.8

(1)	Excluded from this table are estimated obligations of $41.7 million accrued under FIN 48 “Accounting for Uncertainty in Income Taxes” as the timing of such payments cannot be reasonably determined. Also excluded are future contributions under our company-sponsored defined benefit retirement and other post employment benefit plans. See note 13 for a summary of our employee retirement and profit sharing plans.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, expected cash payments on interest rate swaps, as well as interest on our variable rate debt based on the rates and balances in effect at December 31, 2008. Interest that may be due in the future on the variable rate portion of our senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2008, we recorded non-cash pension expense of $4.4 million, of which $2.7 million was attributable to periodic expense and $1.7 million was attributable to settlements compared to a total of $5.3 million in 2007, of which $4.9 million was attributable to periodic expense and $437,000 was attributable to settlements. These amounts were determined in accordance with the provisions of SFAS No. 87, SFAS No. 106 and SFAS No. 88, “Employer’s Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

In excess of 80% of our defined benefit plan obligations are frozen as to future participants or increases in accumulated benefits. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects rates of a hypothetical portfolio of zero-coupon, high quality corporate bonds that mirror our forecasted benefit plan payments in the future. The weighted average discount rate was decreased from 6.40% at December 31, 2007 to 6.32% at December 31, 2008, which will increase the net periodic benefit cost in 2009.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. The Investment Committee previously adopted a long-term investment policy for the master trust that targets investments in equity securities between 65% to 75% of the portfolio and fixed income at 25% to 35%. During the fourth quarter of 2008, the Investment Committee retained an independent advisor to perform an asset liability management study and develop projections of funding and expense requirements of various alternatives. The Investment Committee anticipates completing this project in early 2009 with a likely outcome of an increased weighting toward fixed income investments. In light of the work in process, the Investment Committee elected to defer rebalancing of the master trust in the fourth quarter of 2008. At December 31, 2008, our master trust was invested as follows: equity securities and limited partnerships — 59%; fixed income securities — 40%; and cash and cash equivalents — 1%.

Consistent with the Investment Committee’s likely increased weighting toward fixed income investments, the Investment Committee decided to decrease the expected long-term rate of return on plan assets from 8.00% at December 31, 2007 to 7.70% at December 31, 2008. The reduction of the expected long-term rate of return on plan assets will increase the net periodic benefit cost in future periods.

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

Future Capital Requirements

During 2009, we intend to invest a total of approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $258 million to $266 million based on current debt levels under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10 million. The portion of our long-term debt due within the next 12 months totals $315.5 million. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

We currently have a maximum permitted Leverage Ratio of 5.75 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. As of December 31, 2008, this Leverage Ratio was 4.92 times. The maximum permitted Leverage Ratio under both the senior secured credit facility and the receivables-backed facility will decline to 5.00 times and 4.50 times as of December 31, 2009 and 2010, respectively. This reduced Leverage Ratio could limit our ability to incur additional debt under our senior secured credit facility.

At December 31, 2008, $140 million was available under the receivables-backed facility, with $1.32 billion also available under the senior secured revolving credit facility, subject to the limitations of our credit agreements. Of this amount, approximately $749 million was then available to finance working capital and other general corporate purposes. At February 18, 2009, approximately $1.51 billion was available under the receivables-backed and revolving credit facilities, subject to the limitations of our credit agreement.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in DSD Dairy and our Morningstar platform is conventional raw milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, DSD Dairy and our Morningstar platform change the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Throughout 2007, we experienced rapidly increasing and historically high conventional milk prices. In 2008, we continued to experience historically high conventional milk prices. Contributors to the high prices included high feed and fuel costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in energy cost components resulting in declines in conventional milk, diesel and resin prices. Despite the volatility of the average Class I mover throughout 2007 and 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. In January and February 2009, the Class I mover declined significantly from the average for the fourth quarter of 2008. We currently expect the average Class I mover to be at the low end of the historical range for 2009, with a generally increasing trend through most of the year.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 80% of our organic raw milk from a network of over 400 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2007, the industry, including us, experienced a significant oversupply of organic raw milk driven by earlier changes in the organic farm transition regulations, as well as economic incentives for conventional farmers to begin the transition to organic farming. This oversupply led to significant discounting and aggressive distribution expansion by processors within this product category, particularly in the second half of 2007, in an effort to stimulate incremental demand and sell their supply in the organic milk market. Consequently, this market activity increased competitive pressure from both branded and private label participants. In 2008, the balance of supply and demand improved resulting in a reduction of the aggressive discounting. However, sharp increases in feed and fuel costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices. The retail price increases on private label products lagged that of branded products, creating pricing pressures and causing retail price gaps to expand.

Beginning in the fourth quarter of 2008, we started to experience a noticeable slowing of growth in the organic milk category. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk. As a result, we believe we will experience a continued slowdown in 2009 of our organic milk growth rate. We continue to monitor our position in the organic milk category and remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we will be augmenting our current product line by offering customers and consumers soy-based products manufactured with non-GMO soybeans. We expect that the launch of these new products will shift a substantial portion of our raw material requirements from organic to non-GMO. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. In 2009, we do not believe our overall costs for soybeans will differ materially from 2008 and we have already secured the majority of our anticipated needs for soybeans for 2009.

Fuel and Resin costs — DSD Dairy purchases approximately four million gallons of diesel fuel per month to operate its extensive DSD system. WhiteWave-Morningstar primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. Another significant raw material used by DSD Dairy is resin, which is a petroleum-based product used to make plastic bottles. We purchase approximately 28 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Energy and resin inflation escalated in 2007 and peaked in mid-2008 before significantly declining during the fourth quarter of 2008. We believe the prices of both resin and diesel fuel will continue to fluctuate throughout 2009, but be below the 2008 levels.

Competitive Environment

There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, we expect competition to intensify as we compete for the business of fewer customers. In addition, there are several large regional grocery chains that have captive dairy operations. Over the past few years, we have been subject to a number of competitive bidding situations in DSD Dairy, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. We expect these trends to continue and intensify. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and to the extent such contracts do exist, they are generally terminable at will by the customer.

Critical Accounting Policies

“Critical accounting policies” are defined as those that are both most important to the portrayal of a company’s financial condition and results, and that require our most difficult, subjective or complex judgments. In many cases the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles with no need for the application of our judgment. In certain circumstances, however, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Our senior management has discussed the development and selection of these critical accounting policies and estimates, and the disclosure in this section of this report regarding them, with the Audit Committee of our Board of Directors. We have identified the policies described below as our critical accounting policies. See Note 1 to our Consolidated Financial Statements for a detailed discussion of these and other accounting policies.

Accounts Receivable — We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for estimated credit losses. As these factors change, our estimates change and we could accrue different amounts for doubtful accounts in different accounting periods. At December 31, 2008, our allowance for doubtful accounts was $17.5 million, or 2.0% of the accounts receivable balance at December 31, 2008. The allowance for doubtful accounts, expressed as a percent of accounts receivable, was 2.2% at December 31, 2007. In 2008, we recorded $2.3 million in bad debt expense. Each 0.10% change in the ratio of allowance for doubtful accounts to accounts receivable would impact bad debt expense by $872,000.

Property, Plant and Equipment — Our property, plant and equipment totaled $1.82 billion as of December 31, 2008. Such assets are depreciated over their estimated useful lives. We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.

Goodwill and Intangible Assets — Our goodwill and intangible assets totaled $3.65 billion as of December 31, 2008 resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

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

Perpetual trademarks and goodwill are evaluated for impairment at least annually to ensure that future cash flows continue to exceed the related book value. A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if the book value of its reporting unit exceeds its estimated fair value. Currently, our reporting units are our three platforms, DSD Dairy, WhiteWave and Morningstar. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. We believe that the assumptions used in our impairment analysis are reasonable, but variations in any of the assumptions may result in materially different calculations of fair values.

We did not recognize any impairment charges related to goodwill during 2008, 2007 or 2006. Based on our analysis performed in the fourth quarter of 2008, the sum of the fair values of our reporting units was in excess of the Company’s market capitalization. We believe that the difference between the fair value and market capitalization is reasonable (in the context of assessing whether any asset impairment exists) when market-based control premiums are taken into account and in light of the volatility in the equity markets in the latter part of 2008.

In 2008, we recognized an impairment charge of $2.3 million related to three perpetual trademarks for regional brands in DSD Dairy. The write-downs were the result of lower annualized sales volumes from certain facilities partly related to movement of production between regional brands. During 2007 and 2006, we recognized immaterial impairment charges related to certain trademarks as a result of the decision to close facilities and shift customers from one regional brand to another.

Employee Benefit Plans — We provide a range of benefits including pension and postretirement benefits to our eligible employees and retirees. We record annual amounts relating to these plans based on calculations specified by generally accepted accounting principles, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. As required by generally accepted accounting principles, the effect of the modifications is generally recorded and amortized over future periods. Different assumptions could result in the recognition of different amounts of expense over different periods of time.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. The Investment Committee previously adopted a long-term investment policy for the master trust that targets investments in equity securities between 65% to 75% of the portfolio and fixed income securities at 25% to 35%. During the fourth quarter of 2008, the Investment Committee retained an independent advisor to perform an asset liability management study and develop projections of funding and expense requirements of various alternatives. The Investment Committee anticipates completing this project in early 2009 with a likely outcome of an increased weighting toward fixed income securities. In light of the work in process, the Investment Committee elected to defer rebalancing of the master trust in the fourth quarter of 2008. At December 31, 2008, our master trust was invested as follows: equity securities and limited partnerships — 59%; fixed income securities — 40%; and cash and cash equivalents — 1%.

Consistent with the Investment Committee’s likely increased weighting toward fixed income investments, the Investment Committee decided to decrease the expected long-term rate of return on plan assets from 8.00% at December 31, 2007 to 7.70% at December 31, 2008. The reduction of the expected long-term rate of return on plan assets will increase the net periodic benefit cost in future periods.

The weighted average discount rate reflects the rate at which our benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects rates of a hypothetical portfolio of zero-coupon, high quality corporate bonds that mirror our forecasted benefit plan payments in the future. The weighted average discount rate was decreased from 6.40% at December 31, 2007, to 6.32% at December 31, 2008, which will increase the net periodic benefit cost in 2009.

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by $462,000 and $657,000, respectively. In addition, a 1% increase in assumed healthcare costs trends would increase the aggregate annual post retirement medical expense by $183,000.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. Accrued liabilities related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries. At December 31, 2008 and 2007, we recorded accrued liabilities related to these retained risks of $197.5 million and $180.4 million, respectively, including both current and long-term liabilities.

Income Taxes — Deferred income taxes arise from temporary differences between the financial and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary. Future business results may affect deferred tax liabilities or the valuation of deferred tax assets. Changes in tax laws and rates could also affect our recorded deferred income taxes and our tax rate in the future. At December 31, 2008 and 2007, our net deferred income tax liability was $341.4 million and $353.4 million, respectively.

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws and regulations in the jurisdictions in which we operate. These judgments and estimates made at a point in time may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations. If such changes take place, there is a risk that our tax rate may increase or decrease in any period, which could have an impact on our earnings. At December 31, 2008 and 2007, our liability for uncertain tax positions, including accrued interest, was $41.7 million and $46.1 million, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) in October 2008. FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (which we adopted effective January 1, 2008), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS

157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statement on a recurring basis (at least annually). The adoption of this provision did not have a material impact on our Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities that are measured at fair value and non-financial assets and liabilities that are measured at fair value on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 141(R), “Business Combinations”, in December 2007. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In the fourth quarter of 2008, we wrote off the remaining immaterial amount of deferred costs for strategic transactions that were not consummated as of December 31, 2008. The provisions of SFAS No. 141(R) apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

The FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

From time to time we enter into arrangements with other parties to hedge our exposure to fluctuations in commodity prices, currency and interest rates, including swap agreements.

Interest Rate Fluctuations

In order to reduce the volatility of earnings that arises from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for loans under our senior secured credit facility by limiting or fixing the LIBOR interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility rising above the rates on our interest rate derivative agreements. Credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions. However, recently a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

A majority of our debt obligations are hedged at fixed rates, and the remaining debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2008, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Butterfat

DSD Dairy and our Morningstar platform utilize a significant amount of butterfat to produce Class II products. This butterfat is acquired through the purchase of raw milk and bulk cream. Butterfat acquired in raw milk is priced based on the Class II butterfat price in federal orders, which is announced near the end of the applicable month. The Class II butterfat price can generally be tied to the pricing of AA butter traded on the CME. The cost of butterfat acquired in bulk cream is typically based on a multiple of the AA butter price on the CME. From time to time, we purchase butter futures and butter inventory in an effort to better manage our butterfat cost in Class II products. Futures contracts are marked to market in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and physical inventory is valued at the lower of cost or market. We are exposed to market risk under this risk management strategy if the cost of butter falls below the cost that we have agreed to pay in a futures contract or that we actually paid for the physical inventory and we are unable to pass on the difference to our customers. As of December 31, 2008, we had no material physical or financial positions.

Other

We currently do not have material exposure to foreign currency risk as we do not have significant amounts of operating cash flows denominated in foreign currencies.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2008 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$35,979	$32,555
Receivables, net of allowance for doubtful accounts of $17,461 and $19,830	854,992	913,074
Income tax receivable	—	17,885
Inventories	393,111	379,773
Deferred income taxes	127,211	128,841
Prepaid expenses and other current assets	69,900	59,856

Total current assets	1,481,193	1,531,984
Property, plant and equipment, net	1,821,892	1,798,378
Goodwill	3,073,502	3,017,746
Identifiable intangible and other assets	663,605	685,248

Total	$7,040,192	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,084,037	$907,270
Income taxes payable	27,704	—
Current portion of long-term debt	315,526	25,246

Total current liabilities	1,427,267	932,516
Long-term debt	4,173,725	5,247,105
Deferred income taxes	468,644	482,212
Other long-term liabilities	412,322	320,256
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 154,036,798 and 132,236,217 shares issued and outstanding, with a par value of $0.01 per share	1,540	1,322
Additional paid-in capital	532,420	70,214
Retained earnings	251,303	67,533
Accumulated other comprehensive loss	(227,029)	(87,802)

Total stockholders’ equity	558,234	51,267

Total	$7,040,192	$7,033,356

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(Dollars in thousands, except share data)
Net sales	$12,454,613	$11,821,903	$10,098,555
Cost of sales	9,509,359	9,084,318	7,358,676

Gross profit	2,945,254	2,737,585	2,739,879
Operating costs and expenses:
Selling and distribution	1,817,690	1,721,617	1,648,860
General and administrative	486,280	419,518	409,225
Amortization of intangibles	9,836	6,744	5,983
Facility closing and reorganization costs	22,758	34,421	25,116
Other operating expense	—	1,688	—

Total operating costs and expenses	2,336,564	2,183,988	2,089,184

Operating income	608,690	553,597	650,695
Other (income) expense:
Interest expense	308,080	333,202	194,547
Other (income) expense, net	933	5,926	435

Total other expense	309,013	339,128	194,982

Income from continuing operations before income taxes	299,677	214,469	455,713
Income taxes	114,837	84,007	175,450

Income from continuing operations	184,840	130,462	280,263
Gain (loss) on sale of discontinued operations, net of tax	(1,275)	608	(1,978)
Income (loss) from discontinued operations, net of tax	205	283	(52,871)

Net income	$183,770	$131,353	$225,414

Average common shares:
Basic	149,266,519	130,310,811	133,938,777
Diluted	153,395,746	137,291,998	139,762,104
Basic earnings per common share:
Income from continuing operations	$1.24	$1.00	$2.09
Income (loss) from discontinued operations	(0.01)	0.01	(0.41)

Net income	$1.23	$1.01	$1.68

Diluted earnings per common share:
Income from continuing operations	$1.21	$0.95	$2.01
Income (loss) from discontinued operations	(0.01)	0.01	(0.40)

Net income	$1.20	$0.96	$1.61

Cash dividend paid per share	$—	$15.00	$—

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2006	134,209,190	$1,342	$922,791	$1,004,013	$(25,933)	$1,902,213
Issuance of common stock	4,184,114	42	64,775	—	—	64,817
Share-based compensation expense	—	—	36,871	—	—	36,871
Purchase and retirement of treasury stock	(10,022,200)	(100)	(399,962)	—	—	(400,062)
Net income	—	—	—	225,414	—	225,414	$225,414
Other comprehensive income (Note 12):
Change in fair value of derivative instruments, net of tax of $5,265	—	—	—	—	8,737	8,737	8,737
Amounts reclassified to income statement related to hedging activities, net of tax benefit of $4,399	—	—	—	—	(7,455)	(7,455)	(7,455)
Cumulative translation adjustment	—	—	—	—	(10,336)	(10,336)	(10,336)
Minimum pension liability adjustment, net of tax of $2,451	—	—	—	—	4,003	4,003	4,003

Comprehensive income							$220,363

Adjustment to pension and other postretirement liabilities related to adoption of SFAS No. 158, net of tax benefit of $9,072	—	—	—	—	(14,803)	(14,803)

Balance, December 31, 2006	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$1,809,399
Issuance of common stock	3,865,113	38	66,445	—	—	66,483
Share-based compensation expense	—	—	34,817	—	—	34,817
Special cash dividend ($15.00 per share)			(655,218)	(1,287,520)	—	(1,942,738)
Net income	—	—	—	131,353	—	131,353	$131,353
Other comprehensive income (Note 12):
Change in fair value of derivative instruments, net of tax benefit of $29,490	—	—	—	—	(52,066)	(52,066)	(52,066)
Amounts reclassified to income statement related to hedging activities, net of tax benefit of $6,241	—	—	—	—	(9,679)	(9,679)	(9,679)
Cumulative translation adjustment	—	—	—	—	534	534	534
Pension liability adjustment, net of tax of $11,959	—	—	—	—	19,196	19,196	19,196

Comprehensive income							$89,338

Adoption of FIN 48	—	—	(305)	(5,727)	—	(6,032)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$51,267
Issuance of common stock	3,100,254	31	27,736	—	—	27,767
Share-based compensation expense	—	—	35,180	—	—	35,180
Public offering of equity securities	18,700,327	187	399,290	—	—	399,477
Net income	—	—	—	183,770	—	183,770	$183,770
Other comprehensive income (Note 12):
Change in fair value of derivative instruments, net of tax benefit of $64,797	—	—	—	—	(105,911)	(105,911)	(105,911)
Amounts reclassified to income statement related to hedging activities, net of tax of $15,984	—	—	—	—	26,640	26,640	26,640
Cumulative translation adjustment	—	—	—	—	(8,497)	(8,497)	(8,497)
Pension liability adjustment, net of tax benefit of $30,992	—	—	—	—	(51,459)	(51,459)	(51,459)

Comprehensive income							$44,543

Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$558,234

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$183,770	$131,353	$225,414
(Income) loss from discontinued operations	(205)	(283)	52,871
(Gain) loss on sale of discontinued operations	1,275	(608)	1,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,006	231,898	227,682
Share-based compensation expense	35,180	34,817	36,871
Loss on disposition of assets and operations	2,968	4,208	7,841
Write-down of impaired assets	20,740	7,969	13,589
Write-off of financing costs	—	13,545	—
Deferred income taxes	68,601	10,578	66,994
Other	(6,378)	254	3,401
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	63,214	(106,731)	23,317
Inventories	(4,797)	(16,918)	(5,226)
Prepaid expenses and other assets	11,930	18,870	12,442
Accounts payable and accrued expenses	59,922	53,319	(116,945)
Income taxes receivable/payable	45,032	(32,021)	11,323

Net cash provided by continuing operations	719,258	350,250	561,552
Net cash used in discontinued operations	(1,304)	—	(334)

Net cash provided by operating activities	717,954	350,250	561,218
Cash flows from investing activities:
Payments for property, plant and equipment	(256,965)	(241,448)	(237,242)
Payments for acquisitions, net of cash received	(95,851)	(132,204)	(17,244)
Net proceeds from divestitures	—	1,536	—
Proceeds from sale of fixed assets	11,329	20,192	6,190

Net cash used in continuing operations	(341,487)	(351,924)	(248,296)
Net cash provided by discontinued operations	—	10,705	80,831

Net cash used in investing activities	(341,487)	(341,219)	(167,465)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,912,500	498,020
Repayment of debt	(109,987)	(336,880)	(70,473)
Proceeds from senior secured revolver	3,298,200	4,706,100	3,051,200
Payments for senior secured revolver	(3,848,500)	(4,469,300)	(3,496,300)
Proceeds from receivables-backed facility	1,852,320	238,300	142,300
Payments for receivables-backed facility	(1,992,320)	(150,800)	(178,200)
Payments of financing costs	—	(31,281)	(6,974)
Issuance of common stock	419,663	48,114	32,311
Payment of special cash dividend	—	(1,942,738)	—
Tax savings on share-based compensation	7,581	18,369	31,211
Redemption of common stock	—	—	(400,062)

Net cash used in continuing operations	(373,043)	(7,616)	(396,967)
Net cash provided by discontinued operations	—	—	9,898

Net cash used in financing activities	(373,043)	(7,616)	(387,069)

Increase in cash and cash equivalents	3,424	1,415	6,684
Cash and cash equivalents, beginning of period	32,555	31,140	24,456

Cash and cash equivalents, end of period	$35,979	$32,555	$31,140

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are one of the leading food and beverage companies in the United States. Our DSD Dairy segment (“DSD Dairy”) is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment (“WhiteWave-Morningstar”) markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

Basis of Presentation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of our wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

Effective January 1, 2008, we changed our presentation of reportable segments to reflect changes in the way our chief operating decision maker evaluates the performance of our operations, develops strategy, and allocates capital resources. Our reporting segments now consist of our DSD Dairy and WhiteWave-Morningstar operations. Included in WhiteWave-Morningstar are the aggregated operations previously included in our former WhiteWave reportable segment and our Morningstar operations that were previously included in our former Dairy Group segment. Our historical segment disclosures have been recast to be consistent with our current presentation.

Use of Estimates — The preparation of our Consolidated Financial Statements in conformity with GAAP requires us to use our judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from these estimates under different assumptions or conditions.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible and Other Assets — Identifiable intangible assets, other than trademarks that have indefinite lives, are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	5 to 15 years
Customer supply contracts	Over the terms of the agreements
Noncompetition agreements	Over the terms of the agreements
Deferred financing costs	Over the terms of the related debt

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether an impairment exists, we primarily utilize a discounted future cash flow analysis.

Assets Held for Sale — In accordance with SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, we classify the assets of a business as held for sale when management approves and commits to a formal plan of sale and it is probable that the sale will be completed within one year. The carrying value of the net assets of the business held for sale are then recorded at the lower of their carrying value or fair market value, less costs to sell. As of December 31, 2008 and 2007, assets of $23.8 million and $14.9 million, respectively, related to closed facilities were classified as held for sale. In 2008 and 2007, we recorded a charge of $7.7 million and $2.5 million, respectively, to write-down certain of these assets to their estimated fair value. These charges were primarily recorded within facility closing and reorganization costs. We are marketing these properties for sale.

Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation”. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses in the determination of net income. The cumulative translation adjustment in stockholders’ equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries. The effects of foreign currency translation in our consolidated financial statements is immaterial.

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

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is a reasonable assurance of collection of the sales proceeds. In accordance with Emerging Issues Task Force

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EITF”) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on historical experience. Estimated product returns have not historically been material.

Income Taxes — All of our wholly-owned U.S. operating subsidiaries, as well as our proportional share of the operations of our unconsolidated affiliates, are included in our U.S. federal consolidated tax return. Our foreign subsidiaries are required to file income tax returns in their local jurisdictions. Certain distributions from these subsidiaries are subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities. Other foreign earnings are expected to be reinvested indefinitely. At December 31, 2008, no provision had been made for U.S. federal or state income tax on approximately $13.9 million of accumulated foreign earnings.

Deferred income taxes arise from temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets, including the benefit of net operating loss and tax credit carryforwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

In accordance with Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” we recognize the income tax benefit from an uncertain tax position when it is more likely than not that, based on technical merits, the position will be sustained upon examination, including resolutions of any related appeals or litigation processes. We recognize accrued interest related to uncertain tax positions as a component of income tax expense and penalties, if incurred, are recognized as a component of operating income.

Advertising Expense — Advertising expense is comprised of media, agency, coupon, trade shows and other promotional expenses. Advertising expenses are charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expenses charged to income totaled $121.3 million in 2008, $116.0 million in 2007 and $113.5 million in 2006. Additionally, prepaid advertising costs were $1.7 million and $3.6 million at December 31, 2008 and 2007, respectively.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. DSD Dairy, as well as our Morningstar platform within WhiteWave-Morningstar, includes costs associated with transporting finished products from our manufacturing facilities to our own distribution warehouses within cost of sales. Our WhiteWave platform within WhiteWave-Morningstar includes these costs in selling and distribution expense. Shipping and handling costs included in selling and distribution expense consist primarily of route delivery costs for both company-owned delivery routes and independent distributor routes, to the extent that such independent distributors are paid a delivery fee, and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.42 billion, $1.34 billion and $1.28 billion during 2008, 2007 and 2006, respectively.

Insurance Accruals — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Adopted Accounting Pronouncements — The FASB issued staff position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”) in October 2008. FSP FAS 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (which we adopted effective January 1, 2008), in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statement on a recurring basis (at least annually). The adoption of this provision did not have a material impact on our Consolidated Financial Statements.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities that are measured at fair value and non-financial assets and liabilities that are measured at fair value on a recurring basis (at least annually). SFAS No. 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Effective January 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement did not have a material impact on our Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements — The FASB issued SFAS No. 141(R), “Business Combinations”, in December 2007. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities, including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In the fourth quarter of 2008, we wrote off the remaining immaterial amount of deferred costs for strategic transactions that were not consummated as of December 31, 2008. The provisions of SFAS No. 141(R) apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, in December 2007. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

The FASB issued SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, in March 2008. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. We do not believe the adoption of this standard will have a material impact on our Consolidated Financial Statements. This standard became effective for us on January 1, 2009.

Correction of Statements of Cash Flows — In 2008, we corrected the presentation of proceeds from (payments for) senior secured revolver and receivables-backed facility for each of the prior years presented. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with SFAS No. 95, “Statement of Cash Flows”. The correction had no effect on net cash used in financing activities.

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND DIVESTITURES

Acquisitions

We completed the acquisition of several businesses during 2008, 2007 and 2006, with an aggregate purchase price of $95.9 million, $132.2 million and $17.2 million, respectively. These acquisitions were not material individually or in the aggregate, including the pro forma impact on earnings. All of these acquisitions were funded with cash flows from operations and borrowings under our senior secured credit facility and our receivables-backed facility. The results of operations of the acquired companies are included in our Consolidated Financial Statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair market values. The excess of the total purchase prices over the fair values of the net assets acquired represented goodwill. The fair values are subject to refinement as we complete our analyses relative to the fair values at the respective acquisition dates. For acquisitions in 2008, these analyses have not been completed as of December 31, 2008.

Friendship Dairies — On March 13, 2007, we completed the acquisition of Friendship Dairies, Inc., a manufacturer, marketer and distributor of cultured dairy products primarily in the northeastern United States. This transaction expanded our cultured dairy product capabilities and added a strong regional brand. We paid

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $130 million, including transaction costs, and funded the purchase price with borrowings under our senior secured credit facility.

Discontinued Operations

Iberian Operations — Our former Iberian operations included the manufacture and distribution of private label and branded milk across Spain and Portugal. In connection with our decision to sell our Iberian operation, a non-cash impairment charge of $46.4 million, net of an income tax benefit of $8.1 million was recognized in 2006.

On September 14, 2006, we completed the sale of our operations in Spain for net cash proceeds of $96.0 million. In addition to customary indemnifications of the purchaser of the business, we retained contingent obligations related to regulatory compliance, including an obligation to pay the purchaser a maximum of 15 million euros ($20.9 million as of December 31, 2008) if certain regulatory approvals were not received with respect to a specific facility. A loss on the sale of our operations in Spain of $6.8 million (net of tax) was recognized during 2006. In January 2007, we sold our Portuguese operations (that comprised the remainder of our Iberian operations) for $11.4 million.

Other — In 2008, we recognized expense of $1.1 million related to the settlement of contingencies related to prior discontinued operations. In 2007 and 2006, we recognized a gain of $0.9 million and $4.8 million, respectively , from the favorable resolution of contingencies related to prior discontinued operations.

Net sales and income before taxes generated by discontinued operations included in our Consolidated Statements of Income for the Year Ended December 31, 2006 are as follows:

(In thousands)
Net sales(1)	$240,470
Income (loss) before taxes(1)(2)	(52,842)

(1)	All intercompany sales and expenses have been appropriately eliminated in the table.

(2)	Interest expense of $4.8 million in the year ended December 31, 2006 was allocated to our Iberian discontinued operations based on the net assets of our discontinued operations relative to our total net assets.

Divestitures

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado for cash proceeds of approximately $1.5 million. We recorded a pre-tax loss of $1.7 million on the sale. Such loss is included within other operating expense. The historical sales and contribution margin of these operations were not material.

3.	INVESTMENT IN UNCONSOLIDATED AFFILIATES

Consolidated Container Company — We own an approximately 25% minority interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 2, 1999, when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee.

Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, we concluded that our investment was permanently impaired so we wrote off our remaining

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment. Our investment in CCC has been recorded at $0 since then, and is still generating no income under the equity method of accounting. As the tax basis of our investment in CCC is calculated differently than the carrying value of the investment recognized in our Consolidated Financial Statements, the sale or liquidation of our investment, the timing of which is beyond our control, could result in a significantly disproportionate tax obligation.

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $330.3 million, $264.0 million and $284.4 million on products purchased from CCC for the years ended December 31, 2008, 2007 and 2006, respectively.

Hero/WhiteWave Joint Venture — In 2008, we formed a strategic joint venture with Hero Group (“Hero”), producer of international fruit and infant nutrition brands, that will introduce a new innovative product line to North America. The joint venture, called Hero/WhiteWave, combines Hero’s expertise in fruit, innovation and process engineering, with WhiteWave’s deep understanding of the American consumer and manufacturing network, as well as the go-to-market system of Dean Foods.

The joint venture, which is based in Broomfield, Colorado, will serve as a strategic growth platform for both companies to further extend their global reach by leveraging each other’s established innovation, technology, manufacturing and distribution capabilities over time. The initial product of the joint venture will be launched in the middle of 2009 under the Fruit2Day™ brand. The initial products will expand the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity. In 2008, we spent $20.4 million related to this joint venture in the form of cash and capital expenditures, of which $7.7 million (non-cash) was contributed to the joint venture as of December 31, 2008.

4.	INVENTORIES

Inventories at years ended December 31, 2008 and 2007 consisted of the following:

	December 31
	2008	2007
	(In thousands)
Raw materials and supplies	$178,439	$172,099
Finished goods	214,672	207,674

Total	$393,111	$379,773

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31
	2008	2007
	(In thousands)
Land	$186,095	$180,441
Buildings and improvements	842,474	795,281
Machinery and equipment	2,076,953	1,959,566
Construction in progress	109,944	79,618

	3,215,466	3,014,906
Less accumulated depreciation	(1,393,574)	(1,216,528)

Total	$1,821,892	$1,798,378

For 2008 and 2007, we capitalized $2.8 million and $2.0 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	DSD Dairy	WhiteWave- Morningstar	Total
	(In thousands)
Balance at December 31, 2006	$2,150,381	$792,758	$2,943,139
Purchase accounting adjustments	(1,148)	—	(1,148)
Acquisitions (divestitures)	—	75,755	75,755

Balance at December 31, 2007	2,149,233	868,513	3,017,746
Purchase accounting adjustments	—	1,468	1,468
Acquisitions	37,273	17,015	54,288

Balance at December 31, 2008	$2,186,506	$886,996	$3,073,502

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2008 and 2007 are as follows:

	December 31
	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$514,708	$—	$514,708	$517,756	$—	$517,756
Intangible assets with finite lives:
Customer-related and other	93,913	(28,557)	65,356	98,273	(27,621)	70,652

Total	$608,621	$(28,557)	$580,064	$616,029	$(27,621)	$588,408

Amortization expense on intangible assets for the years ended December 31, 2008, 2007 and 2006 was $9.8 million, $6.7 million and $6.0 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$7.5 million
2010	7.6 million
2011	7.3 million
2012	6.1 million
2013	6.0 million

Our goodwill and intangible assets have resulted from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 142, we conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, the asset is written down to fair value based on its discounted future cash flows. Our 2008, 2007 and 2006 annual impairment tests of goodwill indicated no impairments. In 2008, we recognized an impairment charge of $2.3 million in amortization expense related to three perpetual trademarks for regional brands in DSD Dairy. The write-downs were the result of lower annualized sales volumes from certain facilities partly related to movement of production between regional brands. During 2007 and 2006, we recognized immaterial impairment charges related to certain trademarks as a result of the decision to close facilities and shift customers from one regional brand to another.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrual expenses at years ended December 31, 2008 and 2007 consisted of the following:

	December 31
	2008	2007
	(In thousands)
Accounts payable	$599,282	$556,919
Payroll and benefits	149,050	103,246
Health insurance, workers’ compensation and other insurance costs	87,581	73,310
Current derivative liability	103,278	24,750
Other accrued liabilities	144,846	149,045

Total	$1,084,037	$907,270

8.	INCOME TAXES

The following table presents the 2008, 2007 and 2006 provisions for income taxes:

	Year Ended December 31
	2008(1)	2007(2)	2006(3)
	(In thousands)
Federal	$39,204	$64,071	$96,245
State	9,552	6,378	12,183
Foreign	1,032	959	517
Deferred income taxes	65,049	12,599	66,505

Total	$114,837	$84,007	$175,450

(1)	Excludes $900,000 income tax benefit related to discontinued operations.

(2)	Excludes $700,000 income tax benefit related to discontinued operations.

(3)	Excludes $12.0 million income tax benefit related to discontinued operations.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Tax expense at statutory rate of 35%	$104,887	$75,064	$159,500
State income taxes	4,461	8,834	12,455
Change in valuation allowance	950	(976)	(1,036)
Nondeductible compensation	4,796	2,010	3,256
Corporate owned life insurance	4,025	(660)	(897)
Audit settlements	(5,616)	—	(259)
Other	1,334	(265)	2,431

Total	$114,837	$84,007	$175,450

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2008(1)	2007(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$112,812	$126,767
Retirement plans and postretirement benefits	60,908	37,004
Share-based compensation	30,245	29,674
Receivables and inventories	20,034	22,262
Derivative instruments	74,965	25,663
Net operating loss carryforwards	17,412	10,747
State and foreign tax credits	13,311	11,182
Other	14,285	5,682
Valuation allowances	(9,645)	(8,695)

	334,327	260,286
Deferred income tax liabilities:
Depreciation and amortization	(650,246)	(588,323)
Investment in unconsolidated affiliates	(25,514)	(25,334)

	(675,760)	(613,657)

Net deferred income tax liability	$(341,433)	$(353,371)

(1)	Includes $20.0 million of deferred tax assets related to FIN 48.

(2)	Includes $22.0 million of deferred tax assets related to FIN 48.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2008	2007
	(In thousands)
Current assets	$127,211	$128,841
Noncurrent liabilities	(468,644)	(482,212)

Total	$(341,433)	$(353,371)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2008, we had approximately $13.3 million of state and foreign tax credits available for carryover to future years. The credits are subject to certain limitations and begin to expire in 2010.

A valuation allowance of $9.6 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to state net operating loss and credit carryforwards and foreign tax credit carryforwards will be realized prior to expiration. Our valuation allowance increased $0.9 million in 2008, for expected nonrealization of foreign tax credits previously recognized, offset by expected realization of certain state net operating loss carryforwards not previously recognized.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in other long-term liabilities in our Consolidated Balance Sheets:

	December 31
	2008	2007
	(in thousands)
Balance at beginning of year	$46,089	$41,596
Increases in tax positions for current year	4,196	3,294
Increases in tax positions for prior years	3,718	4,712
Decreases in tax positions for prior years	(10,834)	(1,422)
Settlement of tax matters	(400)	(1,697)
Lapse of applicable statutes of limitations	(1,038)	(394)

Balance at end of year	$41,731	$46,089

Of the balance at December 31, 2008, $20.8 million would impact our effective tax rate and $0.9 million would be recorded in discontinued operations if recognized. The remaining $20.0 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

Consistent with periods prior to the adoption of FIN 48, we recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. Income tax expense for 2008 and 2007 included interest expense, net of tax of $(0.6) million and $2.8 million, respectively. Our liability for uncertain tax positions included accrued interest of $8.2 million and $7.9 million at December 31, 2008 and 2007, respectively.

The Internal Revenue Service concluded the examination of our U.S. federal income tax returns for the years 2004 and 2005 during the third quarter of 2008. The IRS began examining our 2006 U.S. federal income tax return in the second quarter of 2008. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals, or settlement.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	LONG-TERM DEBT

	December 31
	2008		2007
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(Dollars in thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,268,500	2.84%	$3,836,800	6.44%
Senior notes	498,416	7.00	498,258	7.00

	3,766,916		4,335,058
Subsidiary debt obligations:
Senior notes	253,828	6.625-6.90	325,973	6.625-6.90
Receivables-backed facility	460,000	2.72	600,000	6.00
Capital lease obligations and other	8,507		11,320

	722,335		937,293

	4,489,251		5,272,351
Less current portion	(315,526)		(25,246)

Total long-term portion	$4,173,725		$5,247,105

The scheduled maturities of long-term debt, at December 31, 2008, were as follows (in thousands):

2009	$316,358
2010	703,452
2011	862,161
2012	280,906
2013	18,278
Thereafter	2,328,813

Subtotal	4,509,968
Less discounts	(20,717)

Total outstanding debt	$4,489,251

Senior Secured Credit Facility — Our senior secured credit facility consists of a combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A, and a $1.8 billion 7-year senior secured term loan B. At December 31, 2008, there were outstanding borrowings of $1.5 billion under the senior secured term loan A and $1.77 billion under the senior secured term loan B. There were no outstanding borrowings under the senior secured revolving credit facility. Letters of credit in the aggregate amount of $176.3 million were issued but undrawn. At December 31, 2008, approximately $1.32 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

The term loan A is payable in 12 consecutive quarterly installments of:

•	$56.25 million in each of the first eight installments, beginning on June 30, 2009 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The term loan B amortizes 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The senior secured revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion senior secured revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. We currently have a maximum permitted Leverage Ratio of 5.75 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. As of December 31, 2008, this Leverage Ratio was 4.92 times.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and conditionally restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our Leverage Ratio is below 5.00 times. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), and the real property owned by Legacy Dean and its subsidiaries.

The credit agreement contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any requirements to maintain specific credit rating levels.

Interest on the outstanding balances under the senior secured credit facility is payable, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our credit agreement) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 75 basis points, while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points, while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points.

In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the senior secured revolving credit facility that ranges from 12.5 to 37.5 basis points, depending on our Leverage Ratio.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at December 31, 2008 was $498.4 million.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which two remain outstanding. During the fourth quarter of 2008, we repurchased in the open market, $77.0 million of Legacy Dean’s subsidiary senior notes that mature May 15, 2009. The outstanding notes carry the following interest rates and maturities:

•	$122.1 million ($123 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$131.7 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. As of December 31, 2008, trade receivables of $831.7 million are pledged as collateral under this program. Credit risk related to these receivables is adequately reserved in the allowance for doubtful accounts. On April 30, 2008, we amended the facility to reflect the reallocation of commitments among the financial institutions following the assignment of the rights and obligations of one financial institution under the facility to an existing financial institution. The March 30, 2010 facility termination date remains unchanged. During 2008, we made net payments of $140.0 million on this facility leaving a drawn balance of $460.0 million at December 31, 2008. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. The weighted average interest rate on this facility was 2.72% at December 31, 2008. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $140.0 million of availability at December 31, 2008.

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

Interest Rate Agreements — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for loans under our senior secured credit facility by fixing the LIBOR interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our various interest rate swap agreements in effect as of December 31, 2008:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2009 — 2012	2,800

(1)	The notional amount of the swap agreements decrease by $500 million on March 31, 2009, $800 million on March 31, 2010, and $250 million on March 31, 2011, and the balance on March 30, 2012.

The following table summarizes our various interest rate agreements in effect as of December 31, 2007:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%	March 2008 — 2012	2,950

These swap agreements are required to be recorded as an asset or liability on our Consolidated Balance Sheets at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified as interest expense as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the years ended 2008, 2007 and 2006.

As of December 31, 2008 and 2007, our derivative liability balances were:

	December 31
	2008	2007
	(In thousands)
Current derivative liability	$103,278	$24,750
Long-term derivative liability	106,731	57,278

Total derivative liability	$210,009	$82,028

The impact of our interest rate swaps reclassified from accumulated other comprehensive income to interest expense (net of taxes) was $26.6 million of losses, and $9.7 million and $7.5 million of gains during the years ended 2008, 2007 and 2006, respectively. Based on current interest rates, we estimate that $64.5 million of hedging activity will be reclassified as interest expense within the next 12 months.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, recently a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

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

	Condensed Consolidating Balance Sheet as of December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,391	$21,198	$5,390	$—	$35,979
Receivables, net	401	22,361	832,230	—	854,992
Inventories	—	393,111	—	—	393,111
Intercompany receivables	1,718,910	5,229,896	135,961	(7,084,767)	—
Other current assets	109,544	82,403	5,164	—	197,111

Total current assets	1,838,246	5,748,969	978,745	(7,084,767)	1,481,193
Property, plant and equipment, net	1,807	1,791,561	28,524	—	1,821,892
Goodwill	—	3,073,502	—	—	3,073,502
Identifiable intangible and other assets	50,481	613,118	6	—	663,605
Investment in subsidiaries	8,014,706	—	—	(8,014,706)	—

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,615	$894,331	$91	$—	$1,084,037
Other current liabilities	27,140	436	128	—	27,704
Intercompany notes	4,772,535	1,839,218	473,014	(7,084,767)	—
Current portion of long-term debt	186,750	128,776	—	—	315,526

Total current liabilities	5,176,040	2,862,761	473,233	(7,084,767)	1,427,267
Long-term debt	3,580,166	133,559	460,000	—	4,173,725
Other long-term liabilities	590,800	290,016	150	—	880,966
Total stockholders’ equity	558,234	7,940,814	73,892	(8,014,706)	558,234

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet as of December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$601	$26,557	$5,397	$—	$32,555
Receivables, net	162	14,723	898,189	—	913,074
Income tax receivable	15,504	2,381	—	—	17,885
Inventories	—	379,773	—	—	379,773
Intercompany receivables	1,312,750	4,247,006	357,341	(5,917,097)	—
Other current assets	109,844	78,843	10	—	188,697

Total current assets	1,438,861	4,749,283	1,260,937	(5,917,097)	1,531,984
Property, plant and equipment, net	197	1,786,063	12,118	—	1,798,378
Goodwill	—	3,017,746	—	—	3,017,746
Identifiable intangible and other assets	69,971	614,218	1,059	—	685,248
Investment in subsidiaries	7,103,613	—	—	(7,103,613)	—

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$62,179	$844,886	$205	$—	$907,270
Other current liabilities	(232)	441	(209)	—	—
Intercompany notes	3,652,553	1,670,913	593,631	(5,917,097)	—
Current portion of long-term debt	18,000	7,246	—	—	25,246

Total current liabilities	3,732,500	2,523,486	593,627	(5,917,097)	932,516
Long-term debt	4,317,059	330,046	600,000	—	5,247,105
Other long-term liabilities	511,816	290,302	350	—	802,468
Total stockholders’ equity	51,267	7,023,476	80,137	(7,103,613)	51,267

Total	$8,612,642	$10,167,310	$1,274,114	$(13,020,710)	$7,033,356

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$12,439,329	$15,284	$—	$12,454,613
Cost of sales	—	9,497,473	11,886	—	9,509,359

Gross profit	—	2,941,856	3,398	—	2,945,254
Selling and distribution	—	1,816,831	859	—	1,817,690
General and administrative	1,575	489,391	5,150	—	496,116
Facility closing and reorganization costs	—	22,758	—	—	22,758
Interest expense	269,423	38,614	43	—	308,080
Other (income) expense, net	571	(838)	1,200	—	933
Income from subsidiaries	(571,246)	—	—	571,246	—

Income (loss) from continuing operations before income taxes	299,677	575,100	(3,854)	(571,246)	299,677
Income taxes	114,837	218,250	(1,566)	(216,684)	114,837

Income (loss) from continuing operations	184,840	356,850	(2,288)	(354,562)	184,840
Loss from discontinued operations, net of tax	(1,070)	(1,070)	—	1,070	(1,070)

Net income (loss)	$183,770	$355,780	$(2,288)	$(353,492)	$183,770

	Condensed Consolidating Statements of Income for the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$11,811,391	$10,512	$—	$11,821,903
Cost of sales	—	9,076,408	7,910	—	9,084,318

Gross profit	—	2,734,983	2,602	—	2,737,585
Selling and distribution	—	1,720,761	856	—	1,721,617
General and administrative	4,756	419,471	2,035	—	426,262
Facility closing, reorganization, and other costs	464	35,645	—	—	36,109
Interest expense	267,442	65,727	33	—	333,202
Other (income) expense, net	6,232	401	(707)	—	5,926
Income from subsidiaries	(493,363)	—	—	493,363	—

Income (loss) from continuing operations before income taxes	214,469	492,978	385	(493,363)	214,469
Income taxes	84,007	188,445	114	(188,559)	84,007

Income (loss) from continuing operations	130,462	304,533	271	(304,804)	130,462
Income from discontinued operations, net of tax	891	—	891	(891)	891

Net income (loss)	$131,353	$304,533	$1,162	$(305,695)	$131,353

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Income for the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$10,088,080	$10,475	$—	$10,098,555
Cost of sales	—	7,350,026	8,650	—	7,358,676

Gross profit	—	2,738,054	1,825	—	2,739,879
Selling and distribution	—	1,648,191	669	—	1,648,860
General and administrative	5,725	407,225	2,258	—	415,208
Facility closing and reorganization costs	—	25,116	—	—	25,116
Interest expense	120,679	74,308	(440)	—	194,547
Other (income) expense, net	(14)	377	72	—	435
Income from subsidiaries	(582,103)	—	—	582,103	—

Income (loss) from continuing operations before income taxes	455,713	582,837	(734)	(582,103)	455,713
Income taxes	175,450	222,732	(293)	(222,439)	175,450

Income (loss) from continuing operations	280,263	360,105	(441)	(359,664)	280,263
Loss from discontinued operations, net of tax	(54,849)	(2,819)	(52,030)	54,849	(54,849)

Net income (loss)	$225,414	$357,286	$(52,471)	$(304,815)	$225,414

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$317,002	$339,225	$63,031	$719,258
Net cash used in discontinued operations	—	(1,304)	—	(1,304)

Net cash provided by operating activities	317,002	337,921	63,031	717,954
Payments for property, plant and equipment	(1,780)	(250,330)	(4,855)	(256,965)
Payments for acquisitions, net of cash received	(95,851)	—	—	(95,851)
Proceeds from sale of fixed assets	—	11,329	—	11,329

Net cash provided by (used in) investing activities	(97,631)	(239,001)	(4,855)	(341,487)
Repayment of debt	(18,000)	(91,987)	—	(109,987)
Proceeds from senior secured revolver	3,298,200	—	—	3,298,200
Payments for senior secured revolver	(3,848,500)	—	—	(3,848,500)
Proceeds from receivables-backed facility	—	—	1,852,320	1,852,320
Payments for receivables-backed facility	—	—	(1,992,320)	(1,992,320)
Issuance of common stock	419,663	—	—	419,663
Tax savings on share-based compensation	7,581	—	—	7,581
Net change in intercompany balances	(69,525)	(12,291)	81,816	—

Net cash provided by (used in) financing activities	(210,581)	(104,278)	(58,184)	(373,043)

Increase (decrease) in cash and cash equivalents	8,790	(5,358)	(8)	3,424
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$9,391	$21,199	$5,389	$35,979

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(187,500)	$670,031	$(132,281)	$350,250
Payments for property, plant and equipment	(820)	(240,288)	(340)	(241,448)
Payments for acquisitions, net of cash received	(132,204)	—	—	(132,204)
Net proceeds from divestitures	1,536	—	—	1,536
Proceeds from sale of fixed assets	—	13,726	6,466	20,192

Net cash provided by (used in) continuing operations	(131,488)	(226,562)	6,126	(351,924)
Net cash provided by discontinued operations	10,705	—	—	10,705

Net cash provided by (used in) investing activities	(120,783)	(226,562)	6,126	(341,219)
Proceeds from issuance of debt	1,912,500	—	—	1,912,500
Repayment of debt	(69,750)	(267,130)	—	(336,880)
Proceeds from senior secured revolver	4,706,100	—	—	4,706,100
Payments for senior secured revolver	(4,469,300)	—	—	(4,469,300)
Proceeds from receivable-backed facility	—	—	238,300	238,300
Payments for receivables-backed facility	—	—	(150,800)	(150,800)
Payments of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock	48,114	—	—	48,114
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	18,369	—	—	18,369
Net change in intercompany balances	136,291	(176,036)	39,745	—

Net cash provided by (used in) financing activities	308,305	(443,166)	127,245	(7,616)

Increase in cash and cash equivalents	22	303	1,090	1,415
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$601	$26,557	$5,397	$32,555

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$(488,275)	$1,038,833	$10,994	$561,552
Net cash (used in) discontinued operations	—	—	(334)	(334)

Net cash provided by (used in) operating activities	(488,275)	1,038,833	10,660	561,218
Payments for property, plant and equipment	(2,435)	(229,721)	(5,086)	(237,242)
Payments for acquisitions, net of cash received	(17,244)	—	—	(17,244)
Proceeds from sale of fixed assets	—	6,190	—	6,190

Net cash provided by (used in) continuing operations	(19,679)	(223,531)	(5,086)	(248,296)
Net cash provided by discontinued operations	95,982	—	(15,151)	80,831

Net cash provided by (used in) investing activities	76,303	(223,531)	(20,237)	(167,465)
Proceeds from issuance of debt	498,020	—	—	498,020
Repayment of debt	(56,250)	(9,612)	(4,611)	(70,473)
Proceeds from senior secured revolver	3,051,200	—	—	3,051,200
Payments for senior secured revolver	(3,496,300)	—	—	(3,496,300)
Proceeds from receivables-backed facility	—	—	142,300	142,300
Payments for receivables-backed facility	—	—	(178,200)	(178,200)
Payments of financing costs	(6,974)	—	—	(6,974)
Issuance of common stock	32,311	—	—	32,311
Tax savings on share-based compensation	31,211	—	—	31,211
Redemption of common stock	(400,062)	—	—	(400,062)
Net change in intercompany balances	759,145	(798,112)	38,967	—

Net cash provided by (used in ) continuing operations	412,301	(807,724)	(1,544)	(396,967)
Net cash provided by discontinued operations	—	—	9,898	9,898

Net cash provided by (used in) financing activities	412,301	(807,724)	8,354	(387,069)
Increase (decrease) in cash and cash equivalents	329	7,578	(1,223)	6,684
Cash and cash equivalents, beginning of period	250	18,676	5,530	24,456

Cash and cash equivalents, end of period	$579	$26,254	$4,307	$31,140

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $.01 per share.

Public Offering of Equity Securities — On March 5, 2008, we issued and sold 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering. The net proceeds from the offering were used to reduce debt outstanding under the revolving portion of our senior secured credit facility.

Special Cash Dividend — On April 2, 2007, we recapitalized our balance sheet through the completion of a new $4.8 billion senior secured credit facility and the return of $1.94 billion to shareholders of record on March 27, 2007 through a $15 per share special cash dividend. In connection with the dividend, we recorded a charge to retained earnings equal to the retained earnings balance at the date of the dividend with the excess charged to additional paid-in capital.

Stock Award Plans — As of December 31, 2008, we had three award plans with shares remaining available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 6.0 million shares, respectively. As of December 31, 2008, we have remaining availability of 3.7 million, 0.2 million, and 2.0 million shares, respectively. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan.

Under our stock award plans, we grant stock options and restricted stock units to certain employees and directors. Non-employee directors also can elect to receive their director’s fees in the form of restricted stock in lieu of cash.

Stock Options — Under the terms of our stock option plans, employees and non-employee directors may be granted options to purchase our stock at a price equal to the market price on the date the option is granted. In general, employee options vest one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date. All unvested options vest immediately upon a change of control or in certain cases upon death or qualified disability. Options granted to non-employee directors generally vest immediately.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2008	2007	2006
Expected volatility	25%	25%	25%
Expected dividend yield	0%	0%	0%
Expected option term	4.5 years	4.5 years	4.5 years
Risk-free rate of return	1.71 to 3.34%	3.28 to 5.07%	4.28 to 5.10%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of the Company’s stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equivalent remaining term. We have not historically declared or paid a regular cash dividend on our common stock. However, on April 2, 2007, we declared a special cash dividend of $15 per share. We have no current plans to pay a cash dividend in the future.

The following table summarizes stock option activity during the years ended December 31, 2008, 2007 and 2006:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	17,859,283	$18.87
Granted	2,686,305	37.77
Cancelled(1)	(857,571)	19.17
Exercised	(4,365,619)	15.63

Options outstanding at December 31, 2006	15,322,398	23.09
Granted	3,549,541	29.97
Adjustment to options granted prior to December 31, 2006 and outstanding at the time of the special cash dividend(2)	6,707,790	15.89
Cancelled(1)	(309,178)	25.83
Exercised	(3,253,888)	14.33

Options outstanding at December 31, 2007	22,016,663	18.40
Granted	3,008,838	24.98
Cancelled(1)	(1,120,308)	22.67
Exercised	(3,558,606)	12.06

Options outstanding at December 31, 2008	20,346,587	20.24	5.70	$41,782,234

Options exercisable at December 31, 2006	10,780,307	18.75
Options exercisable at December 31, 2007	15,765,968	14.95
Options exercisable at December 31, 2008	14,318,678	17.45	4.66	41,734,934

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited may be available for future grants.

(2)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

The following table summarizes information about options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$6.56 to $11.41	1,990,197	1.61	$8.43	1,990,197	$8.43
$11.69	2,068,463	3.04	11.69	2,068,463	11.69
$11.77 to $14.24	453,663	3.63	14.14	443,663	14.16
$14.25	2,113,451	4.01	14.25	2,113,451	14.25
$14.87 to $18.30	3,597,259	5.17	18.07	3,597,259	18.07
$18.84 to $25.34	1,085,172	7.24	22.21	819,776	22.10
$25.37	2,593,200	8.79	25.37	0	0.00
$25.39 to $25.44	330,638	7.26	25.42	220,428	25.42
$25.68	2,422,809	6.54	25.68	1,507,089	25.68
$25.81 to $31.90	3,691,736	7.83	29.48	1,558,353	28.96

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.61 per share, $12.22 per share and $11.00 per share, respectively, and the total intrinsic value of options exercised during the same periods was $45.8 million, $65.1 million and $100.6 million, respectively. The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $24.1 million, $20.8 million and $24.9 million, respectively.

During the years ended December 31, 2008, 2007 and 2006, we recognized stock option expense of $23.4 million, $22.9 million and $21.5 million, respectively, and an income tax benefit related to stock option expense of $8.3 million, $7.2 million and $6.1 million, respectively.

During the year ended December 31, 2008, cash received from stock option exercises was $28.3 million and the total cash benefit for tax deductions to be realized for these option exercises was $16.9 million. In addition, we received 733,622 shares of common stock in lieu of cash for stock option exercises.

At December 31, 2008, there was $23.5 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining period of 0.9 years.

Restricted Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A restricted stock unit represents the right to receive one share of common stock in the future. Restricted stock units have no exercise price. Through December 31, 2008, restricted stock units granted to employees generally vest ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price, a change of control, or in certain cases upon death or qualified disability. Restricted stock units granted to non-employee directors vest ratably over three years.

The following table summarizes stock unit activity during the years ended December 31, 2008, 2007 and 2006:

	Employees	Directors	Total
Stock units outstanding at January 1, 2006	825,248	67,774	893,022
Stock units issued	460,750	25,500	486,250
Shares issued	(334,023)	(23,598)	(357,621)
Stock units canceled or forfeited(1)	(177,714)	—	(177,714)

Stock units outstanding at December 31, 2006	774,261	69,676	843,937
Stock units issued	536,370	22,950	559,320
Shares issued	(528,547)	(46,471)	(575,018)
Adjustment to stock units outstanding at the time of special cash dividend(2)	471,691	32,708	504,399
Stock units canceled or forfeited(1)	(113,623)	—	(113,623)

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015
Stock units issued	938,021	22,950	960,971
Shares issued	(193,042)	(30,132)	(223,174)
Stock units canceled or forfeited(1)	(131,901)	—	(131,901)

Stock units outstanding at December 31, 2008	1,753,230	71,681	1,824,911

Weighted average grant date fair value	$26.62	$21.24	$26.45

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited may be available for future grants.

(2)	The number and exercise prices of options outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2008, 2007 and 2006, we recognized stock unit expense of $11.8 million, $11.9 million and $15.3 million, respectively, and an income tax benefit related to stock unit expense of $3.5 million, $3.0 million and $4.4 million, respectively.

The weighted-average grant date fair value of stock units granted during the years ended December 31, 2008, 2007 and 2006 was $24.91 per share, $29.98 per share and $37.78 per share, respectively. At December 31, 2008, there was $37.4 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the years ended December 31, 2008, 2007 and 2006:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2006	29,516	35.27
Restricted shares granted	28,098	39.97
Restricted shares vested	(30,029)	36.39

Nonvested at December 31, 2006	27,585	38.83
Restricted shares granted	36,518	32.21
Restricted shares vested	(32,070)	36.03

Nonvested at December 31, 2007	32,033	34.09
Restricted shares granted	53,469	19.92
Restricted shares vested	(37,824)	28.14
Restricted shares forfeited	(1,486)	22.37

Nonvested at December 31, 2008	46,192	22.94

Rights Plan — On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights plan expired pursuant to its terms effective March 18, 2008.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2008. As of December 31, 2008, $218.7 million was available for repurchases under this program (excluding fees and commissions). Repurchased shares are retired.

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

	Year Ended December 31
	2008	2007	2006
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$184,840	$130,462	$280,263
Denominator:
Average common shares	149,266,519	130,310,811	133,938,777
Basic EPS from continuing operations	$1.24	$1.00	$2.09
Diluted EPS computation:
Numerator:
Income from continuing operations	$184,840	$130,462	$280,263
Denominator:
Average common shares — basic	149,266,519	130,310,811	133,938,777
Stock option conversion(1)	3,975,370	6,590,345	5,463,791
Stock units(2)	153,857	390,842	359,536

Average common shares — diluted	153,395,746	137,291,998	139,762,104

Diluted EPS from continuing operations	$1.21	$0.95	$2.01

(1) Anti-dilutive stock options excluded	10,068,998	2,680,337	2,708,364

(2) Anti-dilutive stock units excluded	970,868	11,244	4,287

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive income (loss), as reflected in the Consolidated Statements of Stockholders’ Equity at December 31, 2008 and 2007, are as follows:

	December 31
	2008	2007
	(In thousands)
Cumulative translation adjustment	$(6,041)	$2,457
Fair value of derivative instruments, net of tax	(130,488)	(51,218)
Pension and other postretirement liability adjustment, net of tax	(90,500)	(39,041)

Total accumulated other comprehensive income (loss)	$(227,029)	$(87,802)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2008, 2007 and 2006, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Defined benefit plans	$4,398	$5,346	$8,074
Defined contribution plans	23,331	25,492	23,806
Multi-employer pension and certain union plans	28,295	27,164	27,231

Total	$56,024	$58,002	$59,111

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Effective October 1, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Post Retirement Plans”. SFAS No. 158 required us to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of our defined benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employer’s Accounting for Pensions”, all of which were previously netted against the plans’ funded status in our Consolidated Balance Sheet pursuant to the provisions of SFAS No. 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to our historical policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.

Included in accumulated other comprehensive income at December 31, 2008 and 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $450,000 ($278,000 net of tax) and $562,000 ($342,000 net of tax), unrecognized prior service costs of $9.0 million ($5.6 million net of tax) and $9.5 million ($5.8 million net of tax) and unrecognized actuarial losses of $143.1 million ($88.3 million net of tax) and $45.9 million ($27.9 million net of tax). The transition obligation, prior service costs, and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2009 are $112,000 ($69,000 net of tax), $926,000 ($569,000 net of tax), and $12.1 million ($7.4 million net of tax), respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2008 and 2007 and the funded status of the plans at December 31, 2008 and 2007 is as follows:

	December 31
	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$261,481	$298,275
Service cost	2,727	2,781
Interest cost	16,160	17,003
Plan participants’ contributions	51	61
Plan amendments	350	730
Plan settlements	(2,647)	—
Actuarial (gain) loss	20,498	(29,926)
Benefits paid	(22,265)	(27,443)

Benefit obligation at end of year	276,355	261,481
Change in plan assets:
Fair value of plan assets at beginning of year	241,333	231,215
Actual return on plan assets	(61,218)	13,094
Employer contribution	25,773	24,406
Plan participants’ contributions	51	61
Plan settlements	(2,647)	—
Benefits paid	(22,265)	(27,443)

Fair value of plan assets at end of year	181,027	241,333

Funded status at end of year	$(95,328)	$(20,148)

The underfunded status of the plans of $95.3 million at December 31, 2008 is recognized in our Consolidated Balance Sheet and includes $811,000 classified as a current accrued pension liability. No plan assets are expected to be returned to us during the year ended December 31, 2009.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2008 and 2007 follows:

	December 31
	2008	2007
Weighted average discount rate	6.32%	6.40%
Expected return on plan assets	7.70%	8.00%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2008, 2007 and 2006 follows:

	Year Ended December 31
	2008	2007	2006
Weighted average discount rate	6.40%	5.85%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Components of net periodic pension cost:
Service cost	$2,727	$2,781	$2,530
Interest cost	16,160	17,003	16,573
Expected return on plan assets	(19,185)	(18,724)	(15,783)
Amortizations:
Unrecognized transition obligation	112	112	111
Prior service cost	890	891	850
Unrecognized net loss	2,038	2,846	3,443
Effect of settlement	1,656	437	350

Net periodic benefit cost	$4,398	$5,346	$8,074

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2008	2007
	(In millions)
Projected benefit obligation	$275.0	$260.0
Accumulated benefit obligation	271.9	256.9
Fair value of plan assets	179.0	239.4

The accumulated benefit obligation for all defined benefit plans was $273.3 million and $258.4 million at December 31, 2008 and 2007, respectively.

In excess of 80% of our defined benefit plan obligations are frozen as to future participants or increases in accumulated benefits. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects rates of a hypothetical portfolio of zero-coupon, high quality corporate bonds that mirror our forecasted benefit plan payments in the future. The weighted average discount rate was decreased from 6.40% at December 31, 2007 to 6.32% at December 31, 2008, which will increase the net periodic benefit cost in 2009.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. The Investment Committee previously adopted a long-term investment policy for the master trust that targets investments in equity securities between 65% to 75% of the portfolio and fixed income at 25% to 35%. During the fourth quarter of 2008, the Investment Committee retained an independent advisor to perform an asset liability management study and develop projections of funding and expense requirements of various alternatives. The Investment Committee anticipates completing this project in early 2009 with a likely outcome of an increased weighting toward fixed income investments. In light of the work in process, the Investment Committee elected to defer rebalancing of the master trust in the fourth quarter of 2008. At December 31, 2008, our master trust was invested as follows: equity securities and limited partnerships — 59%; fixed income securities — 40%; and cash and cash equivalents — 1%.

Consistent with the Investment Committee’s likely increased weighting toward fixed income investments, the Investment Committee decided to decrease the expected long-term rate of return on plan assets from 8.00% at December 31, 2007 to 7.70% at December 31, 2008. The reduction of the expected long-term rate of return on plan assets will increase the net periodic benefit cost in future periods.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our pension plan weighted average asset allocations at December 31, 2008 and 2007 by asset category were as follows:

	December 31
Asset Category	2008	2007
Equity securities and limited partnerships	59%	68%
Fixed income securities	40	30
Cash and cash equivalents	1	2

Total	100%	100%

Equity securities of the plan did not include any investment in our common stock at December 31, 2008 or 2007.

We expect to contribute approximately $20.1 million to the pension plans in 2009. Estimated pension plan benefit payments for the next ten years are as follows:

2009	$20.1 million
2010	20.0 million
2011	20.0 million
2012	20.6 million
2013	20.7 million
Next five years	104.5 million

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

Effective October 1, 2006, we adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required us to recognize the unfunded portion (i.e., the difference between the fair value of plan assets and the accumulated postretirement benefit obligations) of our defined benefit plans in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. Prior to our adoption of SFAS No. 158, no other comprehensive income was recognized in our

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Balance Sheets for our postretirement benefits other than pensions. Included in accumulated other comprehensive income at December 31, 2008 and 2007 are the following amounts that have not yet been recognized in net periodic benefit cost: negative unrecognized prior service costs of $69,000 ($43,000 net of tax) and $69,000 ($42,000 net of tax) and unrecognized actuarial losses of $623,000 ($384,000 net of tax) and $1.1 million ($669,000 net of tax). The negative prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2009 is negative $69,000 ($42,000 net of tax) and $1.3 million ($800,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2008	2007
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$27,756	$29,317
Service cost	1,541	1,430
Interest cost	1,777	1,646
Net transfers in	1,152	—
Actuarial (gain) loss	(13,550)	(2,623)
Benefits paid	(2,940)	(2,014)

Benefit obligation at end of year	15,736	27,756
Fair value of plan assets at end of year	—	—

Funded status	$(15,736)	$(27,756)

The unfunded portion of the liability of $15.7 million at December 31, 2008 is recognized in our Consolidated Balance Sheet and includes $1.8 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2008 and 2007 follows:

	December 31
	2008	2007
Healthcare inflation:
Initial rate	9.00%	9.00%
Ultimate rate	5.37%	5.40%
Year of ultimate rate achievement	2014	2012
Weighted average discount rate	6.32%	6.40%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Healthcare inflation:
Initial rate	10.01%	12.00%	12.00%
Ultimate rate	5.38%	5.05%	5.05%
Year of ultimate rate achievement	2012	2011	2010
Weighted average discount rate	6.40%	5.85%	5.75%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$3,319	$3,077	$2,558
Amortizations:
Prior service cost	(69)	(69)	(69)
Unrecognized net loss	623	1,064	941

Net periodic benefit cost	$3,873	$4,072	$3,430

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$79	$(64)
Effect on postretirement obligation	1,155	(943)

We expect to contribute $1.8 million to the postretirement health care plans in 2009. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2009	$1.8 million
2010	1.8 million
2011	1.7 million
2012	1.6 million
2013	1.5 million
Next five years	6.2 million

15.	FACILITY CLOSING AND REORGANIZATION COSTS

We recorded net facility closing and reorganization costs of $22.8 million, $34.4 million, and $25.1 million during 2008, 2007, and 2006, respectively. These costs included the following types of cash and non-cash charges:

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approved plans within our multi-year initiatives and related charges, are summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Closure of facilities:
DSD Dairy(1)	$18,019	$8,177	$18,178
WhiteWave-Morningstar(2)	4,510	—	3,294
Workforce reductions within DSD Dairy resulting from:
Realignment of finance and transaction processing activities(3)	229	6,291	600
Management realignment(4)	—	10,555	—
Broad-based reduction of facility and distribution personnel(5)	—	9,398	—
Other(6)	—	—	3,044

Total	$22,758	$34,421	$25,116

(1)	Charges during 2008 primarily relate to the closure of ice cream operations in Hickory, North Carolina; and the closure of facilities in Kalispell, Montana and Denver, Colorado; as well as previously announced closures in Detroit, Michigan; Union, New Jersey; Akron, Ohio; and South Gate, California. We expect to incur additional charges related to these facility closures of $3.4 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

Charges during 2007 primarily relate to previously announced closures of facilities in Detroit, Michigan; Union, New Jersey; Akron, Ohio; and South Gate, California; as well as the closure of ice cream operations in Newport, Kentucky.

Charges during 2006 primarily relate to previously announced closure of facilities in Akron, Ohio; Union, New Jersey; Albuquerque, New Mexico; Westwego, Louisiana; and Pocatello, Idaho. as well as the closure of ice cream operations in Newport, Kentucky.

(2)	Charges during 2008 relate to a previously announced closure of a facility in Belleville, Pennsylvania. We expect to incur additional charges related to this facility closure of $130,000 related to shutdown and other costs.

Charges during 2006 relate to a previously announced closure of a facility in Madison, Wisconsin.

(3)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $7.1 million of workforce reduction costs since the inception of this initiative. We do not expect to incur additional costs related to this initiative. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

(4)	In 2007, we realigned management positions within our former Dairy Group segment to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the former Dairy Group segment. These positions will not be replaced. As part of this initiative, we incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on share-based compensation. This initiative was completed as of the year ended December 31, 2007.

(5)	In 2007, we approved a plan to reduce the former Dairy Group’s manufacturing and distribution workforce by approximately 600-700 positions. The decision to reduce employment is part of our multi-year productivity initiative to increase efficiency and capability of the former Dairy Group operations. As part of this initiative, we incurred $9.4 million of workforce reduction costs related to the elimination of these positions. This initiative was completed as of the year ended December 31, 2007.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Charges related primarily to the reorganization within the former WhiteWave segment including consolidating the operations of the three distinct operating units: WhiteWave, Horizon Organic, and Dean National Brand Group; and the consolidation of certain activities within the former Dairy Group segment. This initiative was completed as of the year ended December 31, 2006.

Activity for 2008 and 2007 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2006	Charges	Payments	Accrued Charges at December 31, 2007	Charges	Payments	Accrued Charges at December 31, 2008
	(In thousands)
Cash charges:
Workforce reduction costs	$4,322	$22,974	$(14,234)	$13,062	$3,653	$(14,976)	$1,739
Shutdown costs	16	2,809	(2,806)	19	3,587	(3,593)	13
Lease obligations after shutdown	1,313	181	(1,451)	43	253	(296)	—
Other	216	2,634	(2,762)	88	999	(1,073)	14

Subtotal	$5,867	28,598	$(21,253)	$13,212	8,492	$(19,938)	$1,766

Noncash charges:
Acceleration of non-vested share-based compensation		3,369			—
Write-down of assets(1)		2,454			14,266

Total charges		$34,421			$22,758

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant. In 2008, we recorded a charge of $11.6 million and $2.7 million in DSD Dairy and WhiteWave-Morningstar, respectively, to write-down certain of these assets to their estimated fair value. The carrying value of closed facilities at December 31, 2008 was $10.2 million and $800,000 in DSD Dairy and WhiteWave-Morningstar, respectively. We are marketing these properties for sale.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$301,795	$329,902	$184,902
Cash paid (received) for taxes	(3,425)	80,817	63,037

17.	COMMITMENTS AND CONTINGENCIES

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we entered into two agreements with DFA designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities, or be paid for the loss of that business. One such agreement is a promissory note with a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. The other agreement would require us to pay damages to DFA if we fail to offer DFA the right to supply milk to certain facilities that we acquired as part of Legacy Dean after the pre-existing agreements with certain other suppliers or producers expire. We have not breached or terminated any of our milk supply agreements with DFA.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages. These deductibles range from $500,000 for medical claims to $2.0 million for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims. At December 31, 2008 and 2007, we recorded accrued liabilities related to these retained risks of $197.5 million and $180.4 million, respectively, including both current and long-term liabilities.

During 2005, we experienced operational disruptions in DSD Dairy caused by Hurricanes Katrina and Rita. Our insurance policies cover a portion of our business interruption losses for 12 months following the restoration

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of our property. During 2007 and 2006, we received $4.6 million and $5.8 million, respectively, in settlement of a portion of our business interruption claim for those twelve months. The insurance proceeds are recorded within cost of sales. The claim was settled and closed March 31, 2007.

Lease Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $147.3 million, $133.6 million and $132.3 million for 2008, 2007 and 2006, respectively.

The composition of capital leases which are reflected as property, plant and equipment in our Consolidated Balance Sheets are as follows:

	December 31
	2008	2007
	(In thousands)
Machinery and equipment	$2,524	$2,550
Less accumulated amortization	(988)	(728)

	$1,536	$1,822

Future minimum payments at December 31, 2008, under non-cancelable capital leases and operating leases with terms in excess of one year are summarized below:

	Capital Leases	Operating Leases
	(In thousands)
2009	$378	$113,087
2010	259	94,756
2011	247	74,507
2012	245	55,941
2013	125	41,617
Thereafter	—	33,818

Total minimum lease payments	1,254	$413,726

Less amount representing interest	(125)

Present value of capital lease obligations	$1,129

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than set forth below.

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outlets and other customers, and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A joint motion to dismiss the retailer action was filed on October 22, 2007, and is currently pending before the Court. A hearing on the joint motion was held on January 6, 2009. These matters are currently in discovery and we intend to vigorously defend them.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment. The plaintiff is seeking injunctive relief to correct the sources of pollution and to comply with all applicable regulations, and also civil penalties with respect to the claims.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

Other than the matters set forth above, we are party from time to time to certain claims, litigation, audits and investigations. We believe that we have established adequate reserves to satisfy any potential liability we may have under all such claims, litigations, audits and investigations that are currently pending. In our opinion, the settlement of any such currently pending or threatened matter is not expected to have a material adverse impact on our financial position, results of operations or cash flows.

18.	FAIR VALUE MEASUREMENT

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair market value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2008, we adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are measured at fair value and non-financial assets and liabilities that are measured at fair value on a recurring basis (at least annually). We have not yet adopted SFAS No. 157 for non-financial assets and liabilities, in accordance with FSP FAS 157-2. FSP FAS 157-2 delays the effective date of SFAS No. 157 to January 1, 2009, for all non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis.

We use certain cash flow hedging derivative instruments to manage interest rate exposures on a portion of our debt. These derivative instruments are determined using observable swap rates for similar instruments with similar terms.

A summary of our cash flow hedging derivative liabilities measured at fair value on a recurring basis as of December 31, 2008 is as follows (in thousands):

	Fair Value as of December 31, 2008	Level 1	Level 2	Level 3
Cash flow hedging derivative liability	$210,009	$—	$210,009	$—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

We have senior notes with an aggregate face value of $273.0 million with fixed interest rates ranging from 6.625% to 6.9% at December 31, 2008. These notes were issued by Legacy Dean prior to our acquisition of Legacy Dean. On May 17 2006, we issued $500.0 million aggregate principal amount of senior notes with a fixed interest rate of 7.0%.

The fair value of our subsidiary senior notes was determined based on fair values for similar instruments with similar terms, and quoted market prices for our Dean Foods Company senior notes. The following table presents the carrying value and fair value of our senior notes and interest rate agreements at December 31:

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes	$(253,828)	$(242,078)	$(325,973)	$(327,750)
Dean Foods Company senior notes	(498,416)	(425,000)	(498,258)	(445,000)

19.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We currently have two reportable segments: DSD Dairy and WhiteWave-Morningstar.

DSD Dairy is our largest segment with over 80 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our direct store delivery or “DSD” business is delivered through what we believe to be one of the most extensive refrigerated DSD systems in the United States.

WhiteWave-Morningstar consists of two aggregated platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic milk and other dairy products, The Organic Cow® organic dairy products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Morningstar products are delivered through warehouse delivery systems.

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

Due to changes in our reportable segments as discussed in Note 1 to our Consolidated Financial Statements, segment results for 2007 and 2006 have been recast to present results on a comparable basis, including the transfer of $334.4 million of goodwill from DSD Dairy to WhiteWave-Morningstar. These changes had no impact on consolidated net sales or operating income.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Year Ended December 31
	2008	2007	2006
	(In thousands)
Net sales to external customers:
DSD Dairy	$9,804,622	$9,411,103	$8,030,637
WhiteWave-Morningstar	2,649,991	2,410,800	2,067,918

Total	$12,454,613	$11,821,903	$10,098,555

Intersegment sales:
DSD Dairy	$51,869	$59,144	$46,274
WhiteWave-Morningstar	282,384	238,699	213,046

Total	$334,253	$297,843	$259,320

Operating income:
DSD Dairy	$591,314	$537,963	$610,223
WhiteWave-Morningstar	205,382	204,951	207,140

Total reportable segment operating income	796,696	742,914	817,363
Corporate	(165,248)	(153,208)	(141,552)
Facility closing and reorganization costs	(22,758)	(34,421)	(25,116)
Other operating expense	—	(1,688)	—

Total	608,690	553,597	650,695
Other (income) expense:
Interest expense	308,080	333,202	194,547
Other (income) expense, net	933	5,926	435

Consolidated income from continuing operations before tax	$299,677	$214,469	$455,713

Depreciation and amortization:
DSD Dairy	$150,310	$143,595	$152,869
WhiteWave-Morningstar	77,550	74,236	63,796
Corporate	10,146	14,067	11,017

Total	$238,006	$231,898	$227,682

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2008	2007	2006
	(In thousands)
Assets:
DSD Dairy	$4,732,074	$4,750,747	$4,608,900
WhiteWave-Morningstar	2,063,717	2,010,487	1,905,708
Corporate	244,401	272,122	235,585
Discontinued operations	—	—	19,980

Total	$7,040,192	$7,033,356	$6,770,173

Capital expenditures:
DSD Dairy	$142,960	$156,970	$133,560
WhiteWave-Morningstar	108,607	77,031	93,096
Corporate	5,398	7,447	10,586

Total	$256,965	$241,448	$237,242

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — DSD Dairy and WhiteWave-Morningstar each had a single customer that represented greater than 10% of their net sales. Approximately 18.7%, 17.9% and 17.7% of our consolidated net sales in 2008, 2007, and 2006, respectively, were to that same customer.

20.	RELATED PARTY TRANSACTIONS

Minority Interest in Consolidated Container Company — We hold our 25% minority interest in Consolidated Container Company (“CCC”) through our subsidiary Franklin Plastics, Inc., in which we own an approximately 99% interest. CCC is one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $330.3 million, $264.0 million and $284.4 million on products purchased from CCC for the years ended December 31, 2008, 2007 and 2006, respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2008 and 2007.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2008
Net sales	$3,076,960	$3,102,559	$3,194,669	$3,080,425
Gross profit	688,574	739,320	731,720	785,640
Income from continuing operations	30,772	48,885	37,803	67,380
Net income(1)	30,772	48,885	37,752	66,361
Earnings per common share(2):
Basic	0.22	0.32	0.25	0.44
Diluted	0.21	0.31	0.24	0.43
2007
Net sales	$2,629,749	$2,843,645	$3,116,796	$3,231,713
Gross profit	687,275	688,050	659,323	702,937
Income from continuing operations	63,203	28,177	6,517	32,565
Net income(3)	63,820	28,416	6,482	32,635
Earnings per common share(2):
Basic	0.50	0.22	0.05	0.25
Diluted	0.47	0.21	0.05	0.24

(1)	The results for the first, second, third and fourth quarters of 2008 include facility closing and reorganization costs, net of tax, of $1.3 million, $3.1 million, $5.7 million and $3.9 million, respectively.

(2)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(3)	The results for the first, second, third and fourth quarters of 2007 include facility closing and reorganization costs, net of tax, of $3.5 million, $1.5 million, $11.8 million and $4.1 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. Also, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2009

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this annual report, our Disclosure Controls were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and terms of the SEC.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 48.

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, in 2007, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

/S/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 21, 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 21, 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 21, 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 21, 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 21, 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

Page
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-1
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006	F-2
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-4
Notes to Consolidated Financial Statements	F-5
Report of Independent Registered Public Accounting Firm	F-46
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

Dated February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer and Chairman of the Board	February 24, 2009

/S/ JACK F. CALLAHAN, JR. Jack F. Callahan, Jr.	Executive Vice President and Chief Financial Officer	February 24, 2009

/S/ RONALD L. MCCRUMMEN Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer	February 24, 2009

/S/ LEWIS M. COLLENS Lewis M. Collens	Director	February 24, 2009

/S/ TOM C. DAVIS Tom C. Davis	Director	February 24, 2009

/S/ STEPHEN L. GREEN Stephen L. Green	Director	February 24, 2009

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	February 24, 2009

/S/ JANET HILL Janet Hill	Director	February 24, 2009

/S/ RONALD KIRK Ronald Kirk	Director	February 24, 2009

/S/ JOHN R. MUSE John R. Muse	Director	February 24, 2009

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 24, 2009

/S/ PETE SCHENKEL Pete Schenkel	Director	February 24, 2009

/S/ JIM L. TURNER Jim L. Turner	Director	February 24, 2009

S-1

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$19,830	$2,312	$187	$4,868	$17,461
Deferred tax asset valuation allowances	8,695	950	—	—	9,645

Year ended December 31, 2007
Allowance for doubtful accounts	17,070	5,788	100	3,128	19,830
Deferred tax asset valuation allowances	9,671	(976)	—	—	8,695

Year ended December 31, 2006
Allowance for doubtful accounts	22,065	(2,816)	524	2,703	17,070
Deferred tax asset valuation allowances	14,280	(1,036)	—	3,573	9,671

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

3.2	Amended and Restated Bylaws	Current Report on Form 8-K	September 2, 2008

4.1	Specimen of Common Stock Certificate	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

4.2	Indenture, dated as of May 15, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.1	Eighth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.3	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.7	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.8	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.10	Forms of Amended and Restated Change in Control Agreements for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.11	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.13	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.14	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.15	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.16	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.17	Dean Foods Company 2009 Short Term Incentive Compensation Plans (including Corporate, DSD Dairy, WhiteWave, Morningstar and Innovation Group)	Filed herewith

*10.18	Employment Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005

*10.19	Proprietary Information, Inventions and Non-Compete Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005

*10.20	Non Qualified Stock Option Agreement dated October 7, 2005 between us and Joseph Scalzo	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005

*10.21	Independent Contractor and Non-Competition Agreement dated December 1, 2005 between us and Pete Schenkel	Annual Report on Form 10-K for the year ended December 31, 2005	March 10, 2006

*10.22	First Amended Independent Contractor and Noncompetition Agreement dated April 4, 2008 between us and Pete Schenkel	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.23	Employment Agreement dated April 27, 2006 between us and Jack F. Callahan	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	March 1, 2007

*10.24	Proprietary Information, Inventions and Non-Compete Agreement dated May 9, 2006 between us and Jack F. Callahan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	August 9, 2006

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
*10.25	Employment Agreement between us and Paul Moskowitz dated May 3, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.26	Separation and Release Agreement between us and Alan Bernon dated September 21, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.27	Employment Agreement between us and Gregg Tanner	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.28	Proprietary Information, Inventions and Non-Compete Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.29	Employment Agreement between us and Rick Fehr dated September 25, 2007	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.30	Employment Agreement between us and Harrald Kroeker dated January 14, 2008	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.31	Employment Agreement between us and Greg McKelvey dated January 15, 2008	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.32	Employment Agreement between us and Debbie Carosella dated March 14, 2007	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.33	Agreement dated June 26, 2008 between us and Michelle P. Goolsby	Current Report on Form 8-K	June 27, 2008

*10.34	Employment Agreement dated July 8, 2008 between us and Steven J. Kemps	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.35	Employment Agreement dated April 9, 2008 between us and Kelly Duffin-Maxwell	Quarterly Report on From 10-Q for the quarter ended March 31, 2008	May 12, 2008

*10.36	Employment Agreement effective November 1, 2008 between us and Greg McKelvey	Filed herewith

*10.37	Amendment to Employment Agreement dated November 18, 2008 between us and Joe Scalzo	Filed herewith

*10.38	Amendment to Employment Agreement dated November 21, 2008 between us and Jack F. Callahan	Filed herewith

*10.39	Amendment to Employment Agreement dated November 30, 2008 between us and Rick Fehr	Filed herewith

10.40	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.41	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005

10.42	Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

10.43	Amendment No. 11 to Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

10.44	Amended and Restated Credit Agreement, dated as of April 2, 2007 among Dean Foods Company; J.P. Morgan Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, as Lead Arrangers; JPMorgan Chase Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Wachovia Bank, National Association, as Documentation Agent; and certain other lenders that are parties thereto	Current Report on Form 8-K	April 4, 2007

10.45	Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent	Current Report on Form 8-K	April 4, 2007

10.46	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008	Current Report on Form 8-K	April 4, 2008

10.47	Amendment No. 4 to fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008	Current Report on Form 8-K	April 4, 2008

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.48	Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008	Current Report on Form 8-K	May 1, 2008

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Financial Information for Dean Holding Company	Filed herewith

*	This exhibit is a management or compensatory contract.