Form 10-Q
period 2009-03-31
DEAN FOODS CO
filed 2009-05-01
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of April 24, 2009, the number of shares outstanding of each class of common stock was: 154,516,257

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$62,995	$35,979
Receivables, net	733,978	854,992
Inventories	381,058	393,111
Deferred income taxes	123,425	127,211
Prepaid expenses and other current assets	80,217	69,900

Total current assets	1,381,673	1,481,193
Property, plant and equipment, net	1,812,440	1,821,892
Goodwill	3,075,655	3,073,502
Identifiable intangible and other assets	646,318	663,605

Total	$6,916,086	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$975,579	$1,084,037
Income taxes payable	39,140	27,704
Current portion of debt	713,865	315,526

Total current liabilities	1,728,584	1,427,267
Long-term debt	3,654,043	4,173,725
Deferred income taxes	471,010	468,644
Other long-term liabilities	397,294	412,322
Commitments and contingencies (Note 11)
Stockholders’ equity:
Dean Foods stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 154,502,677 and 154,036,798 shares issued and outstanding, with a par value of $0.01 per share	1,545	1,540
Additional paid-in capital	541,136	532,420
Retained earnings	327,549	251,303
Accumulated other comprehensive loss	(222,547)	(227,029)

Total Dean Foods stockholders’ equity	647,683	558,234
Noncontrolling interest	17,472	—

Total stockholders’ equity	665,155	558,234

Total	$6,916,086	$7,040,192

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31
	2009	2008
Net sales	$2,702,938	$3,076,960
Cost of sales	1,944,251	2,388,386

Gross profit	758,687	688,574
Operating costs and expenses:
Selling and distribution	424,143	438,003
General and administrative	131,562	110,681
Amortization of intangibles	1,908	1,571
Facility closing and reorganization costs	8,248	2,215

Total operating costs and expenses	565,861	552,470

Operating income	192,826	136,104

Other (income) expense:
Interest expense	68,299	83,832
Other (income) expense, net	195	619

Total other expense	68,494	84,451

Income from continuing operations before income taxes	124,332	51,653
Income taxes	48,990	20,881

Income from continuing operations	75,342	30,772
Loss from discontinued operations, net of tax	(142)	—

Net income	75,200	30,772
Net loss attributable to noncontrolling interest, net of tax	1,046	—

Net income attributable to Dean Foods Company	$76,246	$30,772

Average common shares:
Basic	154,300,386	137,883,317
Diluted	157,255,494	143,289,035

Net income attributable to Dean Foods Company per share:
Basic	$0.49	$0.22
Diluted	$0.48	$0.21

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Shareholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)		$558,234
Issuance of common stock	465,879	5	(494)	—	—		(489)
Share-based compensation	—	—	9,210	—	—		9,210
Fair value of noncontrolling interest acquired						$14,499	14,499
Capital contribution from noncontrolling interest	—	—	—	—	—	4,019	4,019
Net loss attributable to noncontrolling interest						(1,046)	(1,046)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	76,246	—		76,246	$76,246
Change in fair value of derivative instruments, net of tax of $3,272	—	—	—	—	(5,480)		(5,480)	(5,480)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,211	—	—	—	—	17,018		17,018	17,018
Cumulative translation adjustment	—	—	—	—	(464)		(464)	(464)
Pension liability adjustment, net of tax of $3,955	—	—	—	—	(6,592)		(6,592)	(6,592)

Comprehensive income								$80,728

Balance, March 31, 2009	154,502,677	$1,545	$541,136	$327,549	$(222,547)	$17,472	$665,155

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities:
Net income	$75,200	$30,772
Loss from discontinued operations	142	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,605	59,379
Share-based compensation expense	9,210	8,491
(Gain)loss on disposition of assets	1,490	(368)
Write-down of impaired assets	6,505	649
Deferred income taxes	3,215	26,709
Other	(1,424)	25
Changes in operating assets and liabilities, net of acquisitions:
Receivables	121,061	65,256
Inventories	12,375	(7,001)
Prepaid expenses and other assets	(3,565)	(945)
Accounts payable and accrued expenses	(111,514)	(19,220)
Income taxes receivable/payable	11,436	(5,486)

Net cash provided by continuing operations	184,736	158,261
Net cash used in discontinued operations	(142)	—

Net cash provided by operating activities	184,594	158,261
Cash flows from investing activities:
Payments for property, plant and equipment	(42,092)	(44,759)
Payments for acquisitions, net of cash received	(1,384)	(51,800)
Proceeds from sale of fixed assets	3,672	2,550

Net cash used in investing activities	(39,804)	(94,009)
Cash flows from financing activities:
Repayment of debt	(7,433)	(8,995)
Proceeds from senior secured revolver	865,200	1,083,700
Payments for senior secured revolver	(865,200)	(1,494,100)
Proceeds from receivables-backed facility	761,667	313,500
Payments for receivables-backed facility	(876,667)	(355,400)
Capital contribution from noncontrolling interest	4,019	—
Issuance of common stock	640	405,464

Net cash used in financing activities	(117,774)	(55,831)

Increase in cash and cash equivalents	27,016	8,421
Cash and cash equivalents, beginning of period	35,979	32,555

Cash and cash equivalents, end of period	$62,995	$40,976

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended March 31, 2009 and 2008

(Unaudited)

1. General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2009 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 24, 2009).

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Effective January 1, 2009, we changed the name of one of our segments. Our reporting segments consist of our Fresh Dairy Direct, previously referred to as DSD Dairy, and WhiteWave-Morningstar operations. This name change had no impact on the composition of the segments or the presentation of our historical segment disclosures.

Recently Adopted Accounting Pronouncements — Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provisions of SFAS No. 141(R) and the related FSP FAS 141 (R)-1 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. The adoption of SFAS FAS 141(R) and FSP FAS 141(R)-1 did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) which amends SFAS No. 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the agreement. The adoption of this Staff Position did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” for non-financial assets and liabilities that are not measured at fair value on a recurring basis, in accordance with FSP FAS 157-2, “Effective Date of FASB Statement No. 157”. The adoption of this statement regarding the non-financial assets and liabilities did not have a material impact on our Condensed Consolidated Financial Statements. See Note 5 for related disclosure.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There were no noncontrolling interests prior to the consolidation of the Hero joint venture in the first quarter of 2009. See Note 2 regarding our noncontrolling interest in a consolidated affiliate.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.

We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, and sugar and the other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity.

In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials which are ingredients of our products or which are components of such ingredients, as well as other commodities. In late March 2009, we entered into a fixed-for-floating DOE index swap for approximately 4.3 million gallons of On-Highway Diesel for the period April 1, 2009 through December 31, 2009. This position is intended to fix the fuel charge component in our hauling agreements with third-party distributors. The fair value of this position was nominal as of March 31, 2009. There were no other commodity-related financial contracts outstanding during the quarter ended March 31, 2009. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. See Note 5 for information related to our interest rate derivatives and hedging activity.

Recently Issued Accounting Pronouncements — In December 2008, the FASB issued Staff Position No. FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132 (R)-1”), which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for us on December 31, 2009. We do not believe the adoption of FSP FAS 132 (R)-1 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and becomes effective for us on June 30, 2009. We do not believe the adoption of FSP FAS 157-4 will have a material effect on our consolidated results of operations and financial condition.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and becomes effective for us on June 30, 2009. We do not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on our consolidated results of operations and financial condition.

Correction of Statements of Cash Flows — We have corrected the presentation of proceeds from (payments for) our senior secured revolver and receivables-backed facility for 2008. Related amounts had previously been presented on a net basis, rather than on a gross basis in accordance with SFAS No. 95, “Statement of Cash Flows”. The correction had no effect on net cash used in financing activities.

2. Noncontrolling Interest in Consolidated Affiliate

Hero/WhiteWave Joint Venture — In January 2008, we entered into and formed a 50/50 strategic joint venture with Hero Group (“Hero”), producer of international fruit and infant nutrition brands, to introduce a new innovative product line to North America. The joint venture, Hero/WhiteWave, LLC, combines Hero’s expertise in fruit, innovation and process engineering, with WhiteWave’s deep understanding of the American consumer and manufacturing network, as well as the go-to-market system of Dean Foods.

The joint venture, which is based in Broomfield, Colorado, serves as a strategic growth platform for both companies to further extend their global reach by leveraging their established innovation, technology, manufacturing and distribution capabilities over time. During the first quarter of 2009, the joint venture began to manufacture and distribute its primary product, Fruit2DayTM , in limited test markets in the United States. Full product launch is anticipated for the second quarter of 2009.

Beginning January 1, 2009, in conjunction with entering into several new agreements between WhiteWave and the joint venture and based upon guidance in FASB Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities” (“FIN 46 (R)”), we have concluded that we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders’ Equity, and the net loss (net of tax) attributable to the noncontrolling interest is presented in the Condensed Consolidated Statement of Income in accordance with SFAS No. 160. For the quarter ended March 31, 2009, we contributed cash and non-cash assets to the joint venture totaling $1.1 million and $63,000, respectively. Net sales for the joint venture for the quarter ended March 31, 2009 totaled $60,000.

3. Inventories

Inventories, net, at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Raw materials and supplies	$168,320	$178,439
Finished goods	212,738	214,672

Total	$381,058	$393,111

4. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	Fresh Dairy Direct	WhiteWave- Morningstar	Total
	(In thousands)
Balance at December 31, 2008	$2,186,506	$886,996	$3,073,502
Purchase accounting adjustments	2,512	(359)	2,153

Balance at March 31, 2009	$2,189,018	$886,637	$3,075,655

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$511,858	$—	$511,858	$511,898	$—	$511,898
Intangible assets with finite lives:
Customer-related and other	91,347	(29,297)	62,050	91,127	(27,553)	63,574
Trademarks	5,596	(1,186)	4,410	5,596	(1,004)	4,592

Total	$608,801	$(30,483)	$578,318	$608,621	$(28,557)	$580,064

Amortization expense on intangible assets for each of the three months ended March 31, 2009 and 2008 was $1.9 million. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$7.5 million
2010	$7.6 million
2011	$7.3 million
2012	$6.1 million
2013	$5.9 million

5. Debt

	March 31, 2009		December 31, 2008
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,264,000	2.38%	$3,268,500	2.84%
Senior notes	498,457	7.00	498,416	7.00

	3,762,457		3,766,916
Subsidiary debt obligations:
Senior notes	254,877	6.625 – 6.90	253,828	6.625 – 6.90
Receivables-backed facility	345,000	2.43	460,000	2.72
Capital lease obligations and other	5,574		8,507

	605,451		722,335

	4,367,908		4,489,251
Less current portion	(713,865)		(315,526)

Total long-term portion	$3,654,043		$4,173,725

Senior Secured Credit Facility — Our senior secured credit facility consists of a combination of a $1.5 billion five year senior secured revolving credit facility, a $1.5 billion five year senior secured term loan A, and a $1.8 billion seven year senior secured term loan B. At March 31, 2009, there were outstanding borrowings of $1.5 billion under the senior secured term loan A, and $1.8 billion under the senior secured term loan B. There were no outstanding borrowings under the senior secured revolving credit facility. Letters of credit in the aggregate amount of $176.8 million were issued but undrawn. At March 31, 2009, approximately $1.32 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, a maximum leverage and minimum interest coverage ratio. As of March 31, 2009, we were in compliance with all covenants contained in this credit agreement. Our Leverage Ratio at March 31, 2009 was 4.45 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of March 31, 2009 is 5.75 times and will decline to 5.00 times as of December 31, 2009 and a final time to 4.50 times as of December 31, 2010.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. At March 31, 2009, $498.5 million principal amount of senior unsecured notes was outstanding.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which two series remain outstanding. During the fourth quarter of 2008, we repurchased in the open market, $77.0 million of Legacy Dean’s subsidiary senior notes that mature May 15, 2009. The outstanding series of notes carry the following interest rates and maturities:

•	$122.8 million ($123 million face value), at 6.625% interest, maturing May 15, 2009; and

•	$132.0 million ($150 million face value), at 6.9% interest, maturing October 15, 2017.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our Condensed Consolidated Balance Sheet, and the securitization is treated as a borrowing for accounting purposes. As of March 31, 2009, trade receivables of $743.3 million are pledged as collateral under this program. Effective March 30, 2009, we amended the facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivables-backed program and to change the facility date to be a 364-day facility, terminating on March 29, 2010. During the first quarter of 2009, we made net payments of $115.0 million on this facility leaving a drawn balance of $345.0 million at March 31, 2009. Our ability to re-borrow under this facility is subject to a borrowing base formula. The facility had $255.0 million of availability as of March 31, 2009. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the amended agreement.

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

The following table summarizes our various interest rate agreements in effect as of March 31, 2009:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2010 -2012	2,300

(1)	The notional amounts of the swap agreements decrease by $800 million on March 31, 2010, and $250 million on March 31, 2011, and the balance on March 30, 2012.

These swaps are required to be recorded as an asset or liability on our Condensed Consolidated Balance Sheet at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified as interest expense as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three months ended March 31, 2009 and 2008.

As of March 31, 2009 and December 31, 2008, our interest rate derivative liability balances were:

	March 31, 2009	December 31, 2008
	(In thousands)
Current derivative liability (included within Accounts payable and accrued expenses)	$100,285	$103,278
Long-term derivative liability (included within Other long-term liabilities)	91,221	106,731

Total derivative liability	$191,506	$210,009

The impact of our interest rate swaps reclassified from other comprehensive income to interest expense (net of taxes) was $17.0 million and $84,000 during the three months ended March 31, 2009 and 2008, respectively. Based on current interest rates, we estimate that $62.7 million of hedging activity will be reclassified as interest expense within the next 12 months.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, beginning in the second half of 2008, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

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

	Condensed Consolidating Balance Sheet as of March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,095	$18,426	$7,474	$—	$62,995
Receivables, net	300	—	743,977	(10,299)	733,978
Inventories	—	379,632	1,426	—	381,058
Intercompany receivables	1,859,105	5,437,399	4,327	(7,300,831)	—
Other current assets	107,473	95,332	837	—	203,642

Total current assets	2,003,973	5,930,789	758,041	(7,311,130)	1,381,673
Property, plant and equipment, net	1,175	1,774,427	36,838	—	1,812,440
Goodwill	—	3,075,655	—	—	3,075,655
Identifiable intangible and other assets	44,008	602,304	6	—	646,318
Investment in subsidiaries	8,179,780	—	—	(8,179,780)	—

Total	$10,228,936	$11,383,175	$794,885	$(15,490,910)	$6,916,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$166,072	$818,850	$956	$(10,299)	$975,579
Other current liabilities	38,580	393	167	—	39,140
Intercompany notes	5,065,538	1,873,516	361,777	(7,300,831)	—
Current portion of debt	243,000	125,600	345,265	—	713,865

Total current liabilities	5,513,190	2,818,359	708,165	(7,311,130)	1,728,584
Long-term debt	3,519,457	133,822	764	—	3,654,043
Other long-term liabilities	548,606	319,698	—	—	868,304
Stockholders’ equity:
Dean Foods stockholders’ equity	647,683	8,111,296	68,484	(8,179,780)	647,683

Noncontrolling interest	—	—	17,472	—	17,472

Total stockholders’ equity	647,683	8,111,296	85,956	(8,179,780)	665,155

Total	$10,228,936	$11,383,175	$794,885	$(15,490,910)	$6,916,086

	Condensed Consolidating Balance Sheet as of December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,391	$21,198	$5,390	$—	$35,979
Receivables, net	401	22,361	832,230	—	854,992
Inventories	—	393,111	—	—	393,111
Intercompany receivables	1,718,910	5,229,896	135,961	(7,084,767)	—
Other current assets	109,544	82,403	5,164	—	197,111

Total current assets	1,838,246	5,748,969	978,745	(7,084,767)	1,481,193
Property, plant and equipment, net	1,807	1,791,561	28,524	—	1,821,892
Goodwill	—	3,073,502	—	—	3,073,502
Identifiable intangible and other assets	50,481	613,118	6	—	663,605
Investment in subsidiaries	8,014,706	—	—	(8,014,706)	—

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,615	$894,331	$91	$—	$1,084,037
Other current liabilities	27,140	436	128	—	27,704
Intercompany notes	4,772,535	1,839,218	473,014	(7,084,767)	—
Current portion of debt	186,750	128,776	—	—	315,526

Total current liabilities	5,176,040	2,862,761	473,233	(7,084,767)	1,427,267
Long-term debt	3,580,166	133,559	460,000	—	4,173,725
Other long-term liabilities	590,800	290,016	150	—	880,966
Total stockholders’ equity	558,234	7,940,814	73,892	(8,014,706)	558,234

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

	Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,701,862	$1,076	$—	$2,702,938
Cost of sales	—	1,942,400	1,851	—	1,944,251

Gross profit	—	759,462	(775)	—	758,687
Selling and distribution	—	422,357	1,786	—	424,143
General, administrative and other	4,158	127,971	1,341	—	133,470
Facility closing and reorganization costs	—	8,248	—	—	8,248
Interest (income) expense	62,603	5,683	13	—	68,299
Other (income) expense, net	—	(561)	756	—	195
Income from subsidiaries	(191,093)	—	—	191,093	—

Income (loss) before income taxes	124,332	195,764	(4,671)	(191,093)	124,332
Income taxes	48,990	77,131	(1,815)	(75,316)	48,990

Net income (loss) from continuing operations	75,342	118,633	(2,856)	(115,777)	75,342
Loss from discontinued operations, net of tax	(142)	(142)	—	142	(142)

Net income (loss)	75,200	118,491	(2,856)	(115,635)	75,200
Net loss attributable to noncontrolling interest, net of tax	1,046	—	1,046	(1,046)	1,046

Net income (loss) attributable to Dean Foods Company	$76,246	$118,491	$(1,810)	$(116,681)	$76,246

	Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,072,764	$4,196	$—	$3,076,960
Cost of sales	—	2,385,063	3,323	—	2,388,386

Gross profit	—	687,701	873	—	688,574
Selling and distribution	—	437,793	210	—	438,003
General, administrative and other	170	111,502	580	—	112,252
Facility closing and reorganization costs	—	2,215	—	—	2,215
Interest (income) expense	70,391	13,535	(94)	—	83,832
Other (income) expense, net	571	(464)	512	—	619
Income from subsidiaries	(122,785)	—	—	122,785	—

Income (loss) before income taxes	51,653	123,120	(335)	(122,785)	51,653
Income taxes	20,881	47,766	(142)	(47,624)	20,881

Net income (loss)	$30,772	$75,354	$(193)	$(75,161)	$30,772

	Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) continuing operations	$39,998	$62,485	$82,253	$184,736
Net cash provided by (used in) discontinuing operations	—	(142)	—	(142)

Net cash provided by (used in) operating activities	39,998	62,343	82,253	184,594
Additions to property, plant and equipment	(581)	(40,610)	(901)	(42,092)
Payments for acquisitions, net of cash received	(1,384)	—	—	(1,384)
Proceeds from sale of fixed assets	—	3,672	—	3,672

Net cash provided by (used in) investing activities	(1,965)	(36,938)	(901)	(39,804)
Repayment of debt	(4,500)	(2,933)	—	(7,433)
Proceeds from senior secured revolver	865,200	—	—	865,200

Payments for senior secured revolver	(865,200)	—	—	(865,200)
Proceeds from receivables-backed facility	—	—	761,667	761,667
Payments for receivables-backed facility	—	—	(876,667)	(876,667)
Issuance of common stock	640	—	—	640
Capital contribution from noncontrolling interest	—	—	4,019	4,019
Net change in intercompany balances	(6,469)	(25,244)	31,713	—

Net cash provided by (used in) financing activities	(10,329)	(28,177)	(79,268)	(117,774)

Increase (decrease) in cash and cash equivalents	27,704	(2,772)	2,084	27,016
Cash and cash equivalents, beginning of period	9,391	21,198	5,390	35,979

Cash and cash equivalents, end of period	$37,095	$18,426	$7,474	$62,995

	Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(25,357)	$126,875	$56,743	$158,261
Additions to property, plant and equipment	—	(44,759)	—	(44,759)
Payments for acquisitions, net of cash received	(51,800)	—	—	(51,800)
Proceeds from sale of fixed assets	—	2,550	—	2,550

Net cash provided by (used in) investing activities	(51,800)	(42,209)	—	(94,009)
Repayment of debt	(4,500)	(4,495)	—	(8,995)
Proceeds from senior secured revolver	1,083,700	—	—	1,083,700
Payments for senior secured revolver	(1,494,100)	—	—	(1,494,100)
Proceeds from receivables-backed facility	—	—	313,500	313,500
Payments for receivables-backed facility	—	—	(355,400)	(355,400)
Issuance of common stock	405,464	—	—	405,464
Net change in intercompany balances	87,028	(70,953)	(16,075)	—

Net cash provided by (used in) financing activities	77,592	(75,448)	(57,975)	(55,831)

Increase (decrease) in cash and cash equivalents	435	9,218	(1,232)	8,421
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$1,036	$35,775	$4,165	$40,976

6. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first quarter of 2009:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	20,346,587	$20.24
Granted	3,288,477	20.07
Canceled or forfeited(1)	(144,393)	25.79
Exercised	(171,784)	9.75

Options outstanding at March 31, 2009	23,318,887	20.26	6.04	$41,274,601

Options exercisable at March 31, 2009	16,800,924	19.01	4.89	41,226,201

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The weighted average assumptions for stock option grants during the first quarter of 2009 were expected volatility of 33%, expected dividend yield of 0%, expected option term of 4.75 years and risk-free rate of return of 1.88%. During the three months ended March 31, 2009 and 2008, we recognized stock option expense of $5.5 million and $5.6 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit activity during the first quarter of 2009:

	Employees	Directors	Total
Stock units outstanding at December 31, 2008	1,753,230	71,681	1,824,911
Stock units issued	1,016,992	33,336	1,050,328
Shares issued upon vesting of stock units	(285,326)	—	(285,326)
Stock units canceled or forfeited(1)	(124,374)	(9,203)	(133,577)

Stock units outstanding at March 31, 2009	2,360,522	95,814	2,456,336

Weighted average grant date fair value	$23.75	$20.56	$23.65

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2009 and 2008, we recognized stock unit expense of $3.7 million and $2.9 million, respectively.

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

	Three Months Ended March 31
	2009	2008
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income attributable to Dean Foods Company	$76,246	$30,772
Denominator:
Average common shares	154,300,386	137,883,317

Basic EPS from net income attributable to Dean Foods Company	$0.49	$0.22

Diluted EPS computation
Numerator:
Net income attributable to Dean Foods Company	$76,246	$30,772
Denominator:
Average common shares — basic	154,300,386	137,883,317
Stock option conversion(1)	2,772,100	5,186,544
Stock units(2)	183,008	219,174

Average common shares — diluted	157,255,494	143,289,035

Diluted EPS from net income attributable to Dean Foods Company	$0.48	$0.21

(1) Anti-dilutive stock options excluded	11,796,016	9,627,015
(2) Anti-dilutive stock units excluded	170,289	875,576

8. Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended March 31
	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$721	$620
Interest cost	4,208	4,040
Expected return on plan assets	(3,494)	(4,796)
Recognized settlement gain	(9)	—
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	231	222
Unrecognized net loss	3,023	510

Net periodic benefit cost	$4,708	$624

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended March 31
	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$13	$380
Interest cost	234	426
Amortizations:
Prior service cost	(84)	(17)
Unrecognized net loss	265	155

Net periodic benefit cost	$428	$944

9. Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $8.2 million and $2.2 million during the three months ended March 31, 2009 and 2008, respectively. These costs included the following types of cash and non-cash charges:

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

Approved plans within our multi-year initiatives and related charges, are summarized as follows:

	Three Months Ended March 31
	2009	2008
	(In thousands)
Closure of facilities
Fresh Dairy Direct(1)	$7,278	$2,058
WhiteWave-Morningstar(2)	938	—
Workforce reductions within Fresh Dairy Direct resulting from:
Realignment of finance and transaction processing activities(3)	32	157

Total	$8,248	$2,215

(1)	Charges primarily relate to two facility closures which were approved and announced in April 2009, as well as previously announced closures of ice cream operations in Hickory, North Carolina and the closure of facilities in Kalispell, Montana; Denver, Colorado; Detroit, Michigan; Union, New Jersey; Akron, Ohio; and South Gate, California. We expect to incur additional charges related to these facility closures of $9.8 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	Charges primarily relate to shutdown and other costs associated with the closure of a facility in Belleville, Pennsylvania.

(3)	In 2006, we began the centralization of certain finance and transaction processing activities from local to regional facilities. We have incurred $7.1 million of workforce reduction costs since the inception of this initiative. We do not expect to incur additional costs related to this initiative. We will continue to evaluate additional opportunities for centralization of activities, which could result in additional charges in the future.

Activity for the three months ended March 31, 2009 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2008	Charges	Payments	Accrued Charges at March 31, 2009
	(In thousands)
Cash charges:
Workforce reduction costs	$1,739	$223	$(1,128)	$834
Shutdown costs	13	1,229	(1,242)	—
Lease obligations after shutdown	—	65	(65)	—
Other	14	226	(224)	16

Subtotal	$1,766	1,743	$(2,659)	$850

Noncash charges:
Write-down of assets(1)		6,505

Total charges		$8,248

(1)	The write-down of assets during the first quarter of 2009 primarily relates to owned buildings, land and equipment of two facilities identified for closure. The assets were written down to their estimated fair value. The asset fair values were determined using Level 3 (significantly unobservable) inputs. The inputs for the fair value calculation were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. The effect of suspending depreciation on the buildings and equipment related to the closed facilities was not significant.

The total carrying value for closed facilities within our Fresh Dairy Direct segment was $11.8 million at March 31, 2009. We are marketing these properties for sale.

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

10. Fair Value Measurement

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expends disclosures about fair market value measurements. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

We use certain cash flow hedging derivative instruments to manage interest rate exposures on a portion of our debt. These derivative instruments are determined using direct observable swap rates for similar instruments with similar terms.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 is as follows (in thousands):

	Fair Value as of March 31, 2009	Level 1	Level 2	Level 3
Cash flow hedging derivative liability	$191,506	$—	$191,506	$—

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

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured. These deductibles range from $500,000 for medical claims to $2.0 million for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims.

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

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s current directors, as well as Richard Fehr, an executive officer of the Company, and former directors Alan Bernon and Ron Kirk among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly engaging in a conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties, and names the Company as a nominal defendant. The plaintiffs are seeking an undisclosed amount of damages and equitable relief.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment. The plaintiff is seeking injunctive relief to correct the sources of pollution and to comply with all applicable regulations, and civil penalties with respect to the claims.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

Other than the matters set forth above, we are party from time to time to certain claims, litigation, audits and investigations and we believe that we have established adequate reserves to satisfy any potential liability we may have under these claims, litigations, audits and investigations that are currently pending. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

12. Segment, Geographic and Customers Information

We currently have two reportable segments: Fresh Dairy Direct and WhiteWave-Morningstar.

Fresh Dairy Direct is our largest segment with over 80 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. It manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are delivered through what we believe to be one of the most extensive refrigerated direct-store-delivery systems in the United States.

WhiteWave-Morningstar consists of two aggregated platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Morningstar products are delivered through warehouse delivery systems.

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the results of the Hero/WhiteWave joint venture and the expense related to share-based compensation, which has not been allocated to our segments, are reflected entirely within the caption “Corporate and Other.” Therefore, the measure of segment profit presented below is before such items. Our Chief Executive Officer is our chief operating decision maker. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended March 31
	2009	2008
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,098,534	$2,458,476
WhiteWave-Morningstar	604,344	618,484
Corporate and Other	60	—

Total	$2,702,938	$3,076,960

Intersegment sales:
Fresh Dairy Direct	$14,298	$12,478
WhiteWave-Morningstar	66,837	64,898

Total	$81,135	$77,376

Operating income:
Fresh Dairy Direct	$181,668	$130,908
WhiteWave-Morningstar	63,473	45,392

Total reportable segment operating income	245,141	176,300
Corporate and Other	(44,067)	(37,981)
Facility closing and reorganization costs	(8,248)	(2,215)

Total	$192,826	$136,104

	March 31, 2009	December 31, 2008
	(In thousands)
Assets:
Fresh Dairy Direct	$4,583,710	$4,732,074
WhiteWave-Morningstar	2,037,537	2,063,717
Corporate and Other	294,839	244,401

Total	$6,916,086	$7,040,192

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Fresh Dairy Direct and WhiteWave-Morningstar each had a single customer that represented greater than 10% of their net sales in the three months ended March 31, 2009 and 2008. Approximately 19.8% and 18.7% of our consolidated net sales in the three months ended March 31, 2009 and 2008, respectively, were to that same customer.

13. Subsequent Events

Subsequent to March 31, 2009, our Fresh Dairy Direct segment completed one acquisition with a purchase price of $35.0 million, excluding transaction costs which were expensed as incurred, and entered into an asset purchase agreement, subject to certain closing conditions including regulatory approval, for another acquisition with a purchase price of $90.0 million, excluding transaction costs. The completed acquisition was funded with borrowings under our revolving credit facility.

During April 2009, we approved and announced our intent to effect the closure of two facilities within Fresh Dairy Direct during 2009. We recorded a $6.1 million impairment charge associated with these closures in the quarter ended March 31, 2009.

On May 1, 2009, we announced our intent to sell equity securities in a registered public offering; however, there can be no assurance that this transaction will be consummated. We intend to use the net proceeds of the offering to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and use the remaining net proceeds to repay indebtedness under our receivables-backed facility. Using the net proceeds of this offering to repay indebtedness will more appropriately align our capital structure with our long-term goals, while increasing our financial and strategic flexibility given the current market environment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in our 2008 Annual Report on Form 10-K, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the leading food and beverage companies in the United States. Our Fresh Dairy Direct segment (“Fresh Dairy Direct”), previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment (“WhiteWave-Morningstar”) markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 78% of our consolidated net sales in the three months ended March 31, 2009. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Fresh Dairy Direct’s corporate sales department.

WhiteWave-Morningstar — WhiteWave-Morningstar’s net sales were approximately 22% of our consolidated net sales in the three months ended March 31, 2009. WhiteWave-Morningstar manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, The Organic Cow® organic dairy products, International Delight coffee creamers, LAND O’LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. We license the LAND O’LAKES name from a third party. With the addition of Morningstar, WhiteWave-Morningstar now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products through its internal sales force and through independent brokers.

Recent Developments

Developments Since January 1, 2009

Conventional Milk Environment — Throughout most of 2008, we experienced historically high conventional milk prices due to high feed and energy costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in energy cost components resulting in declines in conventional milk, diesel and resin prices. In the first quarter of 2009, the Class I mover declined significantly from the average for the fourth quarter of 2008. We currently expect the average Class I mover to increase through the balance of 2009 but remain significantly below the peak levels experienced in 2007 and 2008.

Organic Milk Environment — The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued in the first quarter of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Noncontrolling Interest — Beginning January 1, 2009, in conjunction with entering into several new agreements between us and the Hero/WhiteWave 50/50 joint venture and based upon guidance in FASB Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities” (“FIN46 (R)”), we have concluded that, despite the legal ownership structure, we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes and presented in accordance with SFAS No. 160. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Stockholders’ Equity, and the net loss attributable to the noncontrolling interest is presented in the Condensed Consolidated Statement of Income.

Acquisitions — Subsequent to March 31, 2009, our Fresh Dairy Direct segment completed one acquisition with a purchase price of $35.0 million, excluding transaction costs which were expensed as incurred, and entered into an asset purchase agreement, subject to certain closing conditions including regulatory approval, for another acquisition with a purchase price of $90.0 million, excluding transaction costs. The completed acquisition was funded with borrowings under our revolving credit facility. We plan to be an active participant in the market consolidation opportunities currently available. The pipeline for opportunities is robust and we will continue to evaluate potential acquisitions on an ongoing basis. As a result, we expect transaction related expenses to be higher in 2009 than 2008.

Facility Closings and Reorganization Activities — During April 2009, we approved and announced our intent to effect the closure of two facilities within Fresh Dairy Direct during 2009. We recorded a $6.1 million impairment charge associated with these closures in the quarter ended March 31, 2009.

Equity Offering — On May 1, 2009, we announced our intent to sell equity securities in a registered public offering; however, there can be no assurance that this transaction will be consummated. We intend to use the net proceeds of the offering to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and use the remaining net proceeds to repay indebtedness under our receivables-backed facility. Using the net proceeds of this offering to repay indebtedness will more appropriately align our capital structure with our long-term goals, while increasing our financial and strategic flexibility given the current market environment.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,702.9	100.0%	$3,077.0	100.0%
Cost of sales	1,944.3	71.9	2,388.4	77.6

Gross profit(1)	758.6	28.1	688.6	22.4
Operating costs and expenses:
Selling and distribution	424.1	15.7	438.0	14.2
General and administrative	131.6	4.9	110.7	3.6
Amortization of intangibles	1.9	0.1	1.6	0.1
Facility closing and reorganization costs	8.2	0.3	2.2	0.1

Total operating costs and expenses	565.8	21.0	552.5	18.0

Total operating income	$192.8	7.1%	$136.1	$4.4%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended March 31
	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$2,098.5	$2,458.5	$(360.0)	(14.6)%
WhiteWave-Morningstar	604.3	618 .5	(14.2)	(2.3)%
Corporate and Other(1)	0.1	—	0.1	—

Total	$2,702.9	$3,077.0	$(374.1)	(12.2)%

(1)	Includes Hero/WhiteWave Joint Venture.

The change in net sales was due to the following:

	Quarter ended March 31, 2009 vs Quarter ended March 31, 2008
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$16.1	$(5.8)	$(370.3)	$(360.0)
WhiteWave-Morningstar	0.7	(8.7)	(6.2)	(14.2)
Corporate and Other(1)	—	0.1	—	0.1

Total	$16.8	$(14.4)	$(376.5)	$(374.1)

(1)	Includes Hero/WhiteWave Joint Venture.

Net sales decreased $374.1 million during the first quarter of 2009 as compared to the first quarter of 2008 primarily due to lower pricing, as significantly lower commodity costs were passed through to customers.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales decreased by $444.1 million, or 18.6%, in the first quarter of 2009 from the first quarter of 2008 primarily due to an overall decline in raw material costs. Raw milk and other ingredient and packaging costs decreased by approximately $420.4 million and $69.6 million, respectively. These decreases were partially offset by increases in personnel related costs of $9.5 million.

Operating Costs and Expenses — Our operating expenses increased $13.3 million, or 2.4%, in the first quarter of 2009 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $13.9 million primarily due to lower fuel, third-party freight and fleet costs of $22.9 million, partially offset by higher repairs and maintenance costs for distribution assets of $2.6 million, increased personnel costs of $2.0 million, and higher bad debt expense of $1.9 million.

•

General and administrative costs increased $20.9 million primarily due to higher professional fees and other outside services of $6.1 million; increased employee-related costs of $5.3 million, higher property and casualty insurance costs of $3.3 million, as well as higher transaction-related costs of $2.3 million.

•

Higher facility closing and reorganization costs of $6.0 million related to asset impairment charges associated with two facilities identified for closure in April 2009 as well as previously announced closures.

Other (Income) Expense — Interest expense decreased to $68.3 million in the first quarter of 2009 from $83.8 million in the first quarter of 2008 primarily due to a lower average debt balance in the first quarter of 2009 compared to the prior year.

Income Taxes — Income tax expense was recorded at an effective rate of 39.4% in the first quarter of 2009 compared to 40.4% in the first quarter of 2008. Our effective tax rate varies based on the relative earnings of our business units.

Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the results of the Hero/WhiteWave joint venture and expenses related to share-based compensation have not been allocated to the Fresh Dairy Direct and WhiteWave-Morningstar segments. Therefore, the measurement of segment operating income presented below is before such items.

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are sales volumes, gross profit and operating income.

	Quarter Ended March 31
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,098.5	100.0%	$2,458.5	100.0%
Cost of sales	1,517.0	72.3	1,933.8	78.7

Gross profit	581.5	27.7	524.7	21.3
Operating costs and expenses	399.8	19.0	393.8	16.0

Total segment operating income	$181.7	8.7%	$130.9	5.3%

Net Sales — Fresh Dairy Direct fluid milk volumes increased approximately 1.4% while total sales volume was relatively flat during the first quarter of 2009 versus the first quarter of 2008. Despite relatively flat volumes, Fresh Dairy Direct’s net sales decreased 14.6% primarily due to significantly lower commodity costs being passed through to customers.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2009 compared to the first quarter of 2008:

	Quarter Ended March 31*
	2009	2008	% Change
Class I mover(1)	$11.96	$19.12	(37.4)%
Class I raw skim milk mover(1)(2)	8.04	14.84	(45.8)
Class I butterfat mover(2)(3)	1.20	1.37	(12.4)
Class II raw skim milk minimum(1)(4)	6.63	13.75	(51.8)
Class II butterfat minimum(3)(4)	1.13	1.34	(15.7)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2008 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales decreased by $416.8 million, or

21.6%, in the first quarter of 2009 driven by lower raw milk, as well as packaging and other ingredient costs of $378.9 million and $46.4 million, respectively. These decreases were partly offset by higher employee-related costs of $7.3 million.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased by $6.0 million, or 1.5%, in the first quarter of 2009 compared to the first quarter of 2008. The increase was primarily due to increased general and administrative expenses of $14.0 million related to higher employee-related costs, including salary and wages and incentive compensation as well as higher professional and outside service fees; higher selling and marketing costs of $5.2 million, partially offset by lower fuel costs of $18.0 million.

Fresh Dairy Direct operating income increased approximately 38.8% above year ago levels to $181.7 million as the increase in gross profit, primarily due to the significant decrease in raw material costs, more than offset a modest increase in operating expenses.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$604.3	100.0%	$618.5	100.0%
Cost of sales	427.4	70.7	454.3	73.5

Gross profit	176.9	29.3	164.2	26.5
Operating costs and expenses	113.4	18.8	118.8	19.2

Total segment operating income	$63.5	10.5%	$45.4	7.3%

Net Sales — Net sales of the WhiteWave-Morningstar segment decreased $14.2 million to $604.3 million in the first quarter of 2009. Net sales of the WhiteWave platform declined modestly related to volume declines in our International Delight, Horizon Organic, and Silk products, which was impacted by our decision to exit a certain foodservice business as well as an organic milk business in the U.K. These volume declines were substantially offset by increased volume in our LAND O’LAKES products and generally higher pricing across the branded product portfolio. In addition, net sales of the Morningstar platform declined by $10.1 million on the pass through of lower commodity prices, partially offset by single digit volume growth of private-label products, particularly yogurt and cottage cheese.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased by $26.9 million, or 5.9%, in the first quarter of 2009 from the first quarter of 2008. This decrease was primarily driven by lower conventional raw milk costs of $36.5 million at Morningstar, as well as productivity initiatives, partly offset by higher employee-related costs of $3.7 million and increased farm and livestock costs of $6.9 million.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses decreased by $5.4 million, or 4.5%, during the first quarter of 2009, from the first quarter of 2008 primarily due to lower freight costs of $5.5 million.

WhiteWave-Morningstar operating income increased 39.9% above year ago levels to $63.5 million, driven by higher price realization across the WhiteWave businesses and a favorable commodity environment at Morningstar.

Liquidity and Capital Resources

As of March 31, 2009, the recent volatility in the capital and credit market has not had any material adverse impact on our liquidity. Based on information available to us, each of the financial institutions syndicated under our senior secured credit facility and our receivables-backed facility are able to fulfill their commitments. However, there can be no assurance that each financial institution will be able to continue to fulfill its funding obligations.

Notwithstanding the above, we believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our existing $1.5 billion 5-year senior secured revolving credit facility and our $600 million receivables-backed facility, which we intend and expect to renew under similar 364 day terms at the end of the current term, will provide sufficient liquidity to allow our Company to meet our cash requirements. We may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

At March 31, 2009, we had $4.37 billion of outstanding debt obligations and cash-on-hand of $63.0 million. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as, other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

On May 1, 2009, we announced our intent to sell equity securities in a registered public offering; however, there can be no assurance that this transaction will be consummated. We intend to use the net proceeds of the offering to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and use the remaining net proceeds to repay indebtedness under our receivables-backed facility. Using the net proceeds of this offering to repay indebtedness will more appropriately align our capital structure with our long-term goals, while increasing our financial and strategic flexibility given the current market environment.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance. As of March 31, 2009, our Leverage Ratio was 4.45 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of March 31, 2009 is 5.75 times and will decline to 5.00 times as of December 31, 2009 and a final time to 4.50 times as of December 31, 2010.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended March 31
	2009	2008	Change
Net cash flows from:
Operating activities	$184,736	$158,261	$26,475
Investing activities	(39,804)	(94,009)	54,205
Financing activities	(117,774)	(55,831)	(61,943)
Discontinued operations	(142)	—	(142)

Net increase in cash and cash equivalents	$27,016	$8,421	$18,595

Operating Activities

Net cash provided by operating activities from continuing operations increased due to higher net earnings as well as a significant decrease in our working capital requirements. Our working capital requirements declined primarily due to the decrease in accounts receivable and inventories associated with declining commodity costs. Accounts receivable was a source of cash of $121.1 million during the first quarter of 2009 compared to $65.3 million in the first quarter of 2008. The change in accounts receivable is driven by the lower average accounts receivable balances in 2009 as compared to 2008 related to the pass-through of relatively lower raw milk and other commodity costs in 2009 versus 2008. Inventories provided a source of cash of $12.4 million in 2009 compared to a use of cash of $7.0 million in the same period of the prior year.

Investing Activities

Net cash used in investing activities decreased during the first quarter of 2009 primarily due to lower payments for acquisitions. Capital expenditures in the first quarter of 2009 were relatively flat versus the first quarter of 2008.

Financing Activities

Net cash used in financing activities increased during the first quarter of 2009 primarily due to net repayment of debt of approximately $122.4 million. In 2008, we issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering, which were used to pay down debt.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2008 Annual Report on Form 10-K. See Note 5 to our Condensed Consolidated Financial Statements provided herein for a description of our debt obligations.

Effective March 30, 2009, we amended our receivables-backed facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivables-backed program and to change the facility to be a 364-day facility, terminating on March 29, 2010.

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

We expect to contribute approximately $20.1 million to the pension plans and approximately $1.8 million to the postretirement health plans in 2009.

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

Future Capital Requirements

During 2009, we intend to invest a total of approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $250 million to $258 million based on current debt levels under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10 million. The portion of our debt due within the next 12 months totals $713.9 million, including $345 million under our 364 day receivables-backed facility, which we intend and expect to renew under similar 364 day terms at the end of the current term. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future. At April 24, 2009, approximately $1.11 billion was available under the receivables-backed and revolving credit facilities, subject to the limitations of our credit agreement.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in Fresh Dairy Direct and WhiteWave-Morningstar is conventional raw milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs, as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct and our Morningstar platform change the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Throughout most of 2008, we experienced historically high conventional milk prices. Contributors to the high prices included high feed and energy costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. In the fourth quarter of 2008, the industry experienced a sharp decline for export demands and favorable movements in the energy cost components resulting in declines in conventional milk, diesel and resin prices. Despite the volatility of the average Class I mover throughout 2007 and 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. In the first quarter of 2009, Class I mover declined significantly from the average for the fourth quarter of 2008. We currently expect the average Class I mover to increase through the balance of 2009 but remain significantly below the peak levels experienced in 2007 and 2008.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 80% of our organic raw milk from a network of over 400 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third-party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2008, the balance of supply and demand improved resulting in a reduction of aggressive discounting resulting from oversupply. However, sharp increases in feed and energy costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices. The retail price increases on private label products lagged that of branded products, creating pricing pressures and causing retail price gaps to expand.

Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued in the first quarter of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we began augmenting our current product line by offering customers and consumers soy-based products manufactured with non-GMO soybeans. We expect that the launch of these new products will shift a substantial portion of our raw material requirements from organic to non-GMO. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. In 2009, we do not believe our overall costs for soybeans will differ materially from 2008 and we have already secured the majority of our anticipated needs for soybeans for 2009.

Fuel and Resin costs — Fresh Dairy Direct purchases approximately four million gallons of diesel fuel per month to operate its extensive direct store delivery system. WhiteWave-Morningstar primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. Another significant raw material used by Fresh Dairy Direct is resin, which is a petroleum-based product used to make plastic bottles. We purchase approximately 29 million pounds of resin and bottles per month. The price of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Diesel and resin inflation escalated in 2007 and peaked in mid-2008 before significantly declining during the fourth quarter of 2008. We believe the prices of both resin and diesel fuel will continue to fluctuate throughout 2009, but be below the 2008 levels. We have entered into fixed price contracts for a portion of our fuel purchases beginning April 1, 2009 to mitigate volatility in diesel fuel prices and have entered into a fixed-for-floating DOE index swap intended to fix a portion of our fuel charges which are a component of our hauling agreements with third-party distributors.

Competitive Environment

There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, we expect competition to intensify as we compete for the business of fewer customers. In addition, there are several large regional grocery chains that have captive dairy operations. Over the past few years, Fresh Dairy Direct has been subject to a number of competitive bidding situations, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. We expect these trends to continue and intensify. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and to the extent such contracts do exist, they are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 39.4% in the first quarter of 2009 compared to 40.4% in the first quarter of 2008. We estimate that our effective tax rate will be approximately 39% to 39.5% for the full year 2009. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws, may cause the rate to change from historical rates.

See “Part II — Item 1A — Risk Factors” below and “Part I – Item 1A – Risk Factors” in our 2008 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2008 Annual Report on Form 10-K other than those discussed below.

We are exposed to commodity price fluctuations, including milk, organic and non-GMO soybeans, butterfat, and sugar and the other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity.

In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts, for raw materials which are ingredients of our products or which are components of such ingredients, as well as other commodities. In late March 2009, we entered into a fixed-for-floating DOE index swap for approximately 4.3 million gallons of On-Highway Diesel for the period April 1, 2009 through December 31, 2009. This position is intended to fix the fuel charge component in our hauling agreements with third-party distributors. The fair value of this position was nominal as of March 31, 2009.

Although we utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

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

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s current directors, as well as Richard Fehr, an executive officer of the Company, and former directors Alan Bernon and Ron Kirk among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly engaging in a conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties, and names the Company as a nominal defendant. The plaintiffs are seeking an undisclosed amount of damages and equitable relief.

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

Other than the matters set forth above, we are party from time to time to certain claims, litigation, audits and investigations and we believe that we have established adequate reserves to satisfy any potential liability we may have under these claims, litigations, audits and investigations that are currently pending. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our 2008 Annual Report on Form 10-K.

Item 6.	Exhibits

10.1	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated March 30, 2009 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ RONALD L. MCCRUMMEN
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

May 1, 2009