Form 10-Q
period 2009-06-30
DEAN FOODS CO
filed 2009-08-06
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☑;		Accelerated filer	☐;
Non-accelerated filer	☐;	(Do not check if a smaller reporting company)	Smaller reporting company	☐;

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of July 31, 2009, the number of shares outstanding of each class of common stock was: 180,284,638

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$53,144	$35,979
Receivables, net	706,063	854,992
Inventories	402,048	393,111
Deferred income taxes	115,505	127,211
Prepaid expenses and other current assets	87,038	69,900

Total current assets	1,363,798	1,481,193
Property, plant and equipment, net	1,826,735	1,821,892
Goodwill	3,079,085	3,073,502
Identifiable intangible and other assets	653,617	663,605

Total	$6,923,235	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$996,511	$1,084,037
Income taxes payable	7,896	27,704
Current portion of debt	254,772	315,526

Total current liabilities	1,259,179	1,427,267
Long-term debt	3,593,597	4,173,725
Deferred income taxes	486,752	468,644
Other long-term liabilities	373,792	412,322
Commitments and contingencies (Note 13)
Stockholders’ equity:
Dean Foods Stockholders’ Equity:
Preferred stock, none issued	—	—
Common stock, 180,199,800 and 154,036,798 shares issued and outstanding, with a par value of $0.01 per share	1,802	1,540
Additional paid-in capital	998,315	532,420
Retained earnings	391,692	251,303
Accumulated other comprehensive loss	(199,953)	(227,029)

Total Dean Foods stockholders’ equity	1,191,856	558,234
Noncontrolling interest	18,059	—

Total stockholders’ equity	1,209,915	558,234

Total	$6,923,235	$7,040,192

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Net sales	$2,681,286	$3,102,559	$5,384,224	$6,179,519
Cost of sales	1,917,013	2,363,239	3,861,264	4,751,625

Gross profit	764,273	739,320	1,522,960	1,427,894
Operating costs and expenses:
Selling and distribution	440,303	461,609	864,446	899,612
General and administrative	154,079	113,627	285,641	224,308
Amortization of intangibles	2,006	1,711	3,914	3,282
Facility closing and reorganization costs	11,414	5,195	19,662	7,410

Total operating costs and expenses	607,802	582,142	1,173,663	1,134,612

Operating income	156,471	157,178	349,297	293,282

Other (income) expense:
Interest expense	59,966	76,485	128,265	160,317
Other (income) expense, net	(5,042)	138	(4,847)	757

Total other expense	54,924	76,623	123,418	161,074

Income from continuing operations before income taxes	101,547	80,555	225,879	132,208
Income taxes	39,135	31,670	88,125	52,551

Income from continuing operations	62,412	48,885	137,754	79,657
Loss from discontinued operations, net of tax	(96)	—	(238)	—

Net income	62,316	48,885	137,516	79,657
Net loss attributable to noncontrolling interest, net of tax	1,827	—	2,873	—

Net income attributable to Dean Foods Company	$64,143	$48,885	$140,389	$79,657

Average common shares:
Basic	168,331,560	151,984,287	161,354,733	144,933,788
Diluted	170,991,124	156,351,881	164,260,478	149,921,932

Net income attributable to Dean Foods Company per share:
Basic	$0.38	$0.32	$0.87	$0.55
Diluted	$0.38	$0.31	$0.85	$0.53

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Shareholders					Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)

	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	758,002	8	1,683	—	—	—	1,691
Share-based compensation	—	—	19,397	—	—	—	19,397
Public offering of equity securities	25,405,000	254	444,815	—	—	—	445,069
Fair value of noncontrolling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from noncontrolling interest	—	—	—	—	—	6,433	6,433
Net loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	(2,873)	(2,873)
Other comprehensive income (loss):	—	—	—	—		—
Net income attributable to Dean Foods Company	—	—	—	140,389	—	—	140,389	$140,389
Change in fair value of derivative instruments, net of tax benefit of $1,412	—	—	—	—	(1,738)	—	(1,738)	(1,738)
Amounts reclassified to income statement related to hedging activities, net of tax of $19,422	—	—	—	—	32,367	—	32,367	32,367
Cumulative translation adjustment	—	—	—	—	3,039	—	3,039	3,039
Pension liability adjustment, net of tax benefit of $3,955	—	—	—	—	(6,592)	—	(6,592)	(6,592)

Comprehensive income								$167,465

Balance, June 30, 2009	180,199,800	$1,802	$998,315	$391,692	$(199,953)	$18,059	$1,209,915

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2009	2008
Cash flows from operating activities:
Net income	$137,516	$79,657
Loss from discontinued operations	238	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121,423	119,329
Share-based compensation expense	19,397	17,790
(Gain)loss on disposition of assets	4,835	(70)
Write-down of impaired assets	13,060	3,181
Deferred income taxes	15,805	45,303
Other	(3,095)	448
Changes in operating assets and liabilities, net of acquisitions:
Receivables	156,382	84,809
Inventories	(3,793)	(19,801)
Prepaid expenses and other assets	4,415	548
Accounts payable and accrued expenses	(97,147)	(20,784)
Income taxes receivable/payable	(19,252)	4,894

Net cash provided by continuing operations	349,784	315,304
Net cash used in discontinued operations	(238)	—

Net cash provided by operating activities	349,546	315,304
Cash flows from investing activities:
Payments for property, plant and equipment	(101,096)	(105,762)
Payments for acquisitions, net of cash received	(34,963)	(60,889)
Proceeds from sale of fixed assets	4,789	5,594

Net cash used in investing activities	(131,270)	(161,057)
Cash flows from financing activities:
Repayment of debt	(194,304)	(16,791)
Proceeds from senior secured revolver	1,357,700	1,717,600
Payments for senior secured revolver	(1,357,700)	(2,200,300)
Proceeds from receivables-backed facility	1,149,728	567,620
Payments for receivables-backed facility	(1,609,728)	(631,020)
Capital contribution from noncontrolling interest	6,433	—
Issuance of common stock	446,760	413,892
Tax savings on share-based compensation	—	1,045

Net cash used in financing activities	(201,111)	(147,954)

Increase in cash and cash equivalents	17,165	6,293
Cash and cash equivalents, beginning of period	35,979	32,555

Cash and cash equivalents, end of period	$53,144	$38,848

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended June 30, 2009 and 2008

(Unaudited)

1. General

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2009 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 24, 2009).

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

Recently Adopted Accounting Pronouncements — Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”. SFAS No. 141(R) contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. In addition, acquisition-related costs must be expensed as incurred. In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS No. 141(R) regarding the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The provision of SFAS No. 141(R) and the related FSP FAS 141(R)-1 apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. We recorded approximately $10.2 million and $12.8 million in acquisition-related expenses during the three and six months ended June 30, 2009, respectively.

Effective January 1, 2009, we adopted FASB Staff Positions FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSPFAS 142-3”) which amends SFAS No. 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the agreement. The adoption of this Staff Position did not have a material impact on our Condensed Consolidated Financial Statements.

Effective January 1, 2009, we adopted SFAS No. 157, “Fair Value Measurements” for non-financial assets and liabilities that are not measured at fair value on a recurring basis, in accordance with FSP FAS 157-2,

“Effective Date of FASB Statement No. 157”. The adoption of this Statement regarding the non-financial assets and liabilities did not have a material impact on our Condensed Consolidated Financial Statements. See Note 12 for related disclosure.

Effective January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There were no noncontrolling interests prior to the consolidation of the Hero/WhiteWave joint venture in the first quarter of 2009. See Note 3 regarding our noncontrolling interest in a consolidated affiliate.

Effective January 1, 2009, we adopted SFAS No. 161, “Disclosure About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. See Note 7 for information related to our derivative and hedging activity.

Effective June 30, 2009, we adopted FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this Staff Position and APB did not have a material impact on our Condensed Consolidated Financial Statements. See Note 12 for related disclosure.

Effective June 30, 2009, we adopted FASB Staff Position No. 157-4, “Determining Fair Value When The Volume and Level of Activity For The Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly” (FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this Staff Position did not have a material impact on our Condensed Consolidated Financial Statements.

Effective June 30, 2009, we adopted SFAS No. 165, “Subsequent Events”. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this Statement did not have a material impact on our Condensed Consolidated Financial Statements. We evaluated subsequent events for potential recognition through the date for which the Condensed Consolidated Financial Statements were available for issuance (August 5, 2009). See Note 2 for related subsequent event disclosure.

Recently Issued Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for us on September 30, 2009. We do not believe the adoption of this Statement will have a material effect on our consolidated results of operations and financial condition.

In December 2008, the FASB issued Staff Position No. FAS 132 (R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132 (R)-1”), which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for us on December 31, 2009. We do not believe the adoption of this Staff Position will have a material effect on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets”. SFAS No. 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires special disclosures. The Statement is effective for us on March 31, 2010. We are currently evaluating the impact this Statement may have on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The Statement is effective for us on March 31, 2010. We are currently evaluating the impact this Statement may have on our consolidated results of operations and financial condition.

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

2. Acquisitions

On April 1, 2009, our Fresh Dairy Direct segment completed an acquisition for an aggregate purchase price of $35.0 million subject to final closing adjustments and excluding transaction costs which were expensed as incurred. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair values. The excess of the net purchase price over the fair value of the net assets acquired represented goodwill. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. The acquisition was funded with borrowings under our existing senior secured revolving credit facility.

In April 2009, our Fresh Dairy Direct segment also entered into an asset purchase agreement for another acquisition for an aggregate purchase price of $90.0 million subject to final closing adjustments and excluding transaction costs which were expensed as incurred, subject to certain closing conditions, including regulatory approval, which are still pending.

In June 2009, we entered into an agreement to acquire the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category. On July 2, 2009, we completed the acquisition for an aggregate purchase price of $455.1 million, substantially paid in cash, subject to final closing adjustments and excluding transaction costs which were expensed as incurred. The acquisition was funded with borrowings under our existing senior secured revolving credit facility. Alpro will be reported within our WhiteWave-Morningstar segment.

We recorded approximately $10.2 million and $12.8 million in acquisition-related expenses during the three and six months ended June 30, 2009, respectively, in connection with these acquisitions, as well as other transactional activities.

3. Noncontrolling Interest in Consolidated Affiliate

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

The joint venture, which is based in Broomfield, Colorado, serves as a strategic growth platform for both companies to further extend their global reach by leveraging their established innovation, technology, manufacturing and distribution capabilities over time. During the first quarter of 2009, the joint venture began to manufacture and distribute its primary product, Fruit2DayTM, in limited test markets in the United States. During the second quarter of 2009, the product was nationally launched in grocery and club store channels.

Beginning January 1, 2009, in conjunction with entering into several new agreements between WhiteWave and the joint venture, we have concluded that we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity, and the net loss (net of tax) attributable to the noncontrolling interest is presented in the Condensed Consolidated Statements of Income. For the six months ended June 30, 2009, we contributed cash and non-cash assets to the joint venture totaling $3.7 million and $0.6 million, respectively, and our joint venture partner contributed $6.4 million in cash.

4. Inventories

Inventories, net, at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

	(In thousands)
Raw materials and supplies	$185,233	$178,439
Finished goods	216,815	214,672

Total	$402,048	$393,111

5. Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Fresh Dairy Direct	WhiteWave- Morningstar	Total
	(In thousands)
Balance at December 31, 2008	$2,186,506	$886,996	$3,073,502
Acquisitions	2,145	—	2,145
Purchase accounting adjustments	3,523	(85)	3,438

Balance at June 30, 2009	$2,192,174	$886,911	$3,079,085

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$512,169	$—	$512,169	$514,708	$—	$514,708
Intangible assets with finite lives:
Customer-related and other	94,847	(31,089)	63,758	91,127	(27,553)	63,574
Trademarks	6,646	(1,419)	5,227	2,786	(1,004)	1,782

Total	$613,662	$(32,508)	$581,154	$608,621	$(28,557)	$580,064

Amortization expense on intangible assets for the three months ended June 30, 2009 and 2008 was $2.0 million and $1.7 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2009 and 2008 was $3.9 million and $3.3 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$7.7 million
2010	$7.8 million
2011	$7.5 million
2012	$6.3 million
2013	$6.2 million

6. Long-Term Debt

	June 30, 2009		December 31, 2008
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,203,250	1.65%	$3,268,500	2.84%
Senior notes	498,499	7.00	498,416	7.00

	3,701,749		3,766,916
Subsidiary debt obligations:
Senior notes	132,397	6.90	253,828	6.625 – 6.90
Receivables-backed facility	—		460,000	2.72
Capital lease obligations and other	14,223		8,507

	146,620		722,335

	3,848,369		4,489,251
Less current portion	(254,772)		(315,526)

Total long-term portion	$3,593,597		$4,173,725

Senior Secured Credit Facility — Our senior secured credit facility consists of a combination of a $1.5 billion five year senior secured revolving credit facility, a $1.5 billion five year senior secured term loan A, and a $1.8 billion seven year senior secured term loan B. At June 30, 2009, there were outstanding borrowings of $1.4 billion under the senior secured term loan A, and $1.8 billion under the senior secured term loan B. There were no outstanding borrowings under the senior secured revolving credit facility. Letters of credit in the aggregate amount of $185.5 million were issued but undrawn. At June 30, 2009, approximately $1.32 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, a maximum leverage and minimum interest coverage ratios. As of June 30, 2009, we were in compliance with all covenants contained in this agreement. Our Leverage Ratio at June 30, 2009 was 3.85 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of June 30, 2009 is 5.75 times declining to 5.00 times as of December 31, 2009, with a final step down to 4.50 times as of December 31, 2010.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. At June 30, 2009, $498.5 million principal amount of senior unsecured notes was outstanding.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($150 million face value) remains outstanding with a maturity date of October 15, 2017. The balance of these outstanding notes is $132.4 million at June 30, 2009 at 6.9% interest. During the fourth quarter of 2008, we repurchased in the open market, $77.0 million of Legacy Dean’s subsidiary senior notes that were due on May 15, 2009. Additionally, the net proceeds of our equity offering in May 2009 were used in part to repay the remaining balance of $122.8 million of these senior notes upon maturity.

The related indenture does not contain financial covenants but it does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The subsidiary senior note is not guaranteed by Dean Foods Company or Legacy Dean’s wholly owned subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected in our Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. On March 30, 2009, we amended the facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivables-backed program and to change the facility date to be a 364-day facility, terminating on March 29, 2010. During the first six months of 2009, we made net payments of $460 million on this facility leaving a zero balance as of June 30, 2009. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. Our ability to re-borrow under this facility is subject to a borrowing base formula. This facility had $515.6 million of availability at June 30, 2009.

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

Interest Rate Agreements — See Note 7 for information related to interest rate swap arrangements associated with our debt.

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

	Condensed Consolidating Balance Sheet as of June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,375	$28,106	$9,663	$—	$53,144
Receivables, net	344	6,140	699,579	—	706,063
Inventories	—	400,132	1,916	—	402,048
Intercompany receivables	2,230,829	5,133,077	649,012	(8,012,918)	—
Other current assets	104,975	96,046	1,522	—	202,543

Total current assets	2,351,523	5,663,501	1,361,692	(8,012,918)	1,363,798
Property, plant and equipment, net	1,118	1,788,835	36,782	—	1,826,735
Goodwill	—	3,079,085	—	—	3,079,085
Identifiable intangible and other assets	49,225	604,386	6	—	653,617
Investment in subsidiaries	8,322,884	—	—	(8,322,884)	—

Total	$10,724,750	$11,135,807	$1,398,480	$(16,335,802)	$6,923,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,611	$803,420	$3,480	$—	$996,511
Other current liabilities	6,943	763	190	—	7,896
Intercompany notes	5,100,247	1,599,825	1,312,846	(8,012,918)	—
Current portion of long-term debt	243,000	11,507	265	—	254,772

Total current liabilities	5,539,801	2,415,515	1,316,781	(8,012,918)	1,259,179
Long-term debt	3,458,749	134,084	764	—	3,593,597
Other long-term liabilities	534,344	326,200	—	—	860,544
Stockholders’ equity:
Dean Foods stockholders’ equity	1,191,856	8,260,008	62,876	(8,322,884)	1,191,856

Non controlling interest	—	—	18,059	—	18,059

Total stockholders’ equity	1,191,856	8,260,008	80,935	(8,322,884)	1,209,915

Total	$10,724,750	$11,135,807	$1,398,480	$(16,335,802)	$6,923,235

	Condensed Consolidating Balance Sheet as of December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,391	$21,198	$5,390	$—	35,979
Receivables, net	401	22,361	832,230	—	854,992
Inventories	—	393,111	—	—	393,111
Intercompany receivables	1,718,910	5,229,896	135,961	(7,084,767)	—
Other current assets	109,544	82,403	5,164	—	197,111

Total current assets	1,838,246	5,748,969	978,745	(7,084,767)	1,481,193
Property, plant and equipment, net	1,807	1,791,561	28,524	—	1,821,892
Goodwill	—	3,073,502	—	—	3,073,502
Identifiable intangible and other assets	50,481	613,118	6	—	663,605
Investment in subsidiaries	8,014,706	—	—	(8,014,706)	—

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,615	$894,331	$91	$—	$1,084,037
Other current liabilities	27,140	436	128	—	27,704
Intercompany notes	4,772,535	1,839,218	473,014	(7,084,767)	—
Current portion of long-term debt	186,750	128,776	—	—	315,526

Total current liabilities	5,176,040	2,862,761	473,233	(7,084,767)	1,427,267
Long-term debt	3,580,166	133,559	460,000	—	4,173,725
Other long-term liabilities	590,800	290,016	150	—	880,966
Total stockholders’ equity	558,234	7,940,814	73,892	(8,014,706)	558,234

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

	Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Net sales	$—	$2,677,966	$3,320	$—	$2,681,286
Cost of sales	—	1,913,509	3,504	—	1,917,013

Gross profit	—	764,457	(184)	—	764,273
Selling and distribution	—	435,700	4,603	—	440,303
General, administrative and other	3,117	151,627	1,341	—	156,085
Facility closing, reorganization and other costs	—	11,414	—	—	11,414
Interest (income) expense	55,922	4,069	(25)	—	59,966
Other (income) expense, net	(12,407)	7,592	(227)	—	(5,042)
Income from subsidiaries	(148,179)	—	—	148,179	—

Income (loss) before income taxes	101,547	154,055	(5,876)	(148,179)	101,547
Income taxes	39,135	59,372	(2,284)	(57,088)	39,135

Net income (loss) from continuing operations	62,412	94,683	(3,592)	(91,091)	62,412
Loss from discontinued operations, net of tax	(96)	(96)	—	96	(96)

Net income (loss)	62,316	94,587	(3,592)	(90,995)	62,316
Net loss attributable to noncontrolling interest, net of tax	1,827	—	1,827	(1,827)	1,827

Net income (loss) attributable to Dean Foods Company	$64,143	$94,587	$(1,765)	$(92,822)	$64,143

	Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Net sales	$—	$3,097,139	$5,420	$—	$3,102,559
Cost of sales	—	2,358,889	4,350	—	2,363,239

Gross profit	—	738,250	1,070	—	739,320
Selling and distribution	—	461,339	270	—	461,609
General, administrative and other	971	113,771	596	—	115,338
Facility closing, reorganization and other costs	—	5,195	—	—	5,195
Interest (income) expense	65,261	11,184	40	—	76,485
Other (income) expense, net	—	(251)	389	—	138
Income from subsidiaries	(146,787)	—	—	146,787	—

Income (loss) from continuing operations before income taxes	80,555	147,012	(225)	(146,787)	80,555
Income taxes	31,670	56,667	(100)	(56,567)	31,670

Net income (loss)	$48,885	$90,345	$(125)	$(90,220)	$48,885

	Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Net sales	$—	$5,379,828	$4,396	$—	$5,384,224
Cost of sales	—	3,855,909	5,355	—	3,861,264

Gross profit	—	1,523,919	(959)	—	1,522,960
Selling and distribution	—	858,057	6,389	—	864,446
General, administrative and other	7,275	279,598	2,682	—	289,555
Facility closing, reorganization and other costs	—	19,662	—	—	19,662
Interest (income) expense	118,525	9,752	(12)	—	128,265
Other (income) expense, net	(12,407)	7,031	529	—	(4,847)
Income from subsidiaries	(339,272)	—	—	339,272	—

Income (loss) before income taxes	225,879	349,819	(10,547)	(339,272)	225,879
Income taxes	88,125	136,480	(4,099)	(132,381)	88,125

Net income (loss) from continuing operations	137,754	213,339	(6,448)	(206,891)	137,754
Loss from discontinued operations, net of tax	(238)	(238)	—	238	(238)

Net income (loss)	137,516	213,101	(6,448)	(206,653)	137,516
Net loss attributable to noncontrolling interest, net of tax	2,873	—	2,873	(2,873)	2,873

Net income (loss) attributable to Dean Foods Company	$140,389	$213,101	$(3,575)	$(209,526)	$140,389

	Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
Net sales	$—	$6,169,903	$9,616	$—	$6,179,519
Cost of sales	—	4,743,952	7,673	—	4,751,625

Gross profit	—	1,425,951	1,943	—	1,427,894
Selling and distribution	—	899,131	481	—	899,612
General, administrative and other	1,142	225,272	1,176	—	227,590
Facility closing, reorganization and other costs	—	7,410	—	—	7,410
Interest (income) expense	135,653	24,719	(55)	—	160,317
Other (income) expense, net	571	(715)	901	—	757
Income from subsidiaries	(269,574)	—	—	269,574	—

Income (loss) before income taxes	132,208	270,134	(560)	(269,574)	132,208
Income taxes	52,551	104,433	(242)	(104,191)	52,551

Net income (loss)	$79,657	$165,701	$(318)	$(165,383)	$79,657

	Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals

	(In thousands)
Net cash provided by operating activities	$96,792	$129,643	$123,349	$349,784
Net cash used in discontinuing operations	—	(238)	—	(238)

Net cash provided by operating activities	96,792	129,405	123,349	349,546
Additions to property, plant and equipment	(858)	(98,510)	(1,728)	(101,096)
Payments for acquisitions, net of cash received	(34,963)	—	—	(34,963)
Proceeds from sale of fixed assets	—	4,789	—	4,789

Net cash used in investing activities	(35,821)	(93,721)	(1,728)	(131,270)
Repayment of debt	(65,250)	(129,054)	—	(194,304)
Proceeds from senior secured revolver	1,357,700	—	—	1,357,700
Payments for senior secured revolver	(1,357,700)	—	—	(1,357,700)
Proceeds from receivables-backed facility	—	—	1,149,728	1,149,728
Payments for receivables-backed facility	—	—	(1,609,728)	(1,609,728)
Issuance of common stock	446,760	—	—	446,760
Capital contribution from noncontrolling interest	—	—	6,433	6,433
Net change in intercompany balances	(436,497)	100,278	336,219	—

Net cash used in financing activities	(54,987)	(28,776)	(117,348)	(201,111)

Increase in cash and cash equivalents	5,984	6,908	4,273	17,165
Cash and cash equivalents, beginning of period	9,391	21,198	5,390	35,979

Cash and cash equivalents, end of period	$15,375	$28,106	$9,663	$53,144

	Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(48,100)	$298,660	$64,744	$315,304
Additions to property, plant and equipment	(547)	(103,729)	(1,486)	(105,762)
Payments for acquisitions, net of cash received	(60,889)	—	—	(60,889)
Proceeds from sale of fixed assets	—	5,594	—	5,594

Net cash used in investing activities	(61,436)	(98,135)	(1,486)	(161,057)
Repayment of debt	(9,000)	(7,791)	—	(16,791)
Proceeds from senior secured revolver	1,717,600	—	—	1,717,600
Payments for senior secured revolver	(2,200,300)	—	—	(2,200,300)
Proceeds from receivables-backed facility	—	—	567,620	567,620
Payments for receivables-backed facility	—	—	(631,020)	(631,020)
Issuance of common stock	413,892	—	—	413,892
Tax savings on share-based compensation	1,045	—	—	1,045
Net change in intercompany balances	195,413	(194,143)	(1,270)	—

Net cash provided by (used in) financing activities	118,650	(201,934)	(64,670)	(147,954)

Increase (decrease) in cash and cash equivalents	9,114	(1,409)	(1,412)	6,293
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$9,715	$25,148	$3,985	$38,848

7. Derivative Financial Instruments

Interest Rates — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for loans under our senior secured credit facility by fixing the LIBOR interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes our various interest rate agreements in effect as of June 30, 2009:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2010 – 2012	2,300

(1)	The notional amounts of the swap agreements decrease by $800 million on March 31, 2010, $250 million on March 31, 2011 and the balance on March 30, 2012.

These swaps are recorded as an asset or liability in our Condensed Consolidated Balance Sheets at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2009 and 2008.

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

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, and sugar and the other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity.

In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials which are ingredients of our products or which are components of such ingredients, as well as other commodities. In late March 2009, we entered into a fixed-for-floating DOE index swap for approximately 4.3 million gallons of On-Highway Diesel for the period April 1, 2009 through December 31, 2009. This position is intended to fix the fuel charge component in our hauling agreements with third-party distributors and has been designated as a cash flow hedge. The fair value of this position was approximately $0.9 million as of June 30, 2009. The amounts reclassified to income related to the DOE index swap for the three and six months ended June 30, 2009 were not material.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — In June 2009, in connection with our acquisition of Alpro, we entered into a forward contract to purchase 325.0 million Euros, with delivery dates between July 2, 2009 and September 30, 2009. The forward contract was entered into in order to hedge the potential change in the fair value of the firm acquisition commitment resulting from foreign currency exchange rate fluctuations. As a result of foreign exchange fluctuations between the Euro and the U.S. dollar, we recognized a $5.1 million asset in other current assets in our Condensed Consolidated Balance Sheets and recorded a gain of $5.1 million during the quarter ended June 30, 2009 in our Condensed Consolidated Statements of Income within other income. The forward contract was not designated as a hedging instrument. The acquisition closed in July 2009 and the foreign currency forward contract was settled, resulting in a cumulative net settlement gain of $4.2 million.

As of June 30, 2009 and December 31, 2008, our derivatives designated as hedging instruments recorded at fair value in our Condensed Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$101,643	$103,278
Interest rate swap contracts — non current(2)	—	—	60,332	106,731
DOE index swap — current(1)	937	—	—	—

Total Derivatives	$937	$—	$161,975	$210,009

(1)	Derivative assets and liabilities which have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets, accounts payable and accrued expenses in our Condensed Consolidated Balance Sheets.

(2)	Derivative assets and liabilities which have maturity dates greater than 12 months from the respective balance sheet date were included in other assets and other long-term liabilities in our Condensed Consolidated Balance Sheets.

Losses on derivatives designated as cash flow hedges reclassified from other comprehensive income into income (net of tax) in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008 were:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Interest rate swap contracts	$15,350	$10,853	$32,367	$10,769

Based on current interest rates, we estimate that $63.5 million of hedging activity will be reclassified as interest expense within the next 12 months.

8. Common Stock and Share-Based Compensation

Public Offering of Equity Securities — In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.8 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Stock Options — The following table summarizes stock option activity during the first six months of 2009:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	20,346,587	$20.24
Options granted	3,357,303	20.05
Options canceled or forfeited(1)	(418,218)	24.92
Options exercised	(394,053)	9.28

Options outstanding at June 30, 2009	22,891,619	20.32	5.91	$49,684,713

Options exercisable at June 30, 2009	16,500,660	19.14	4.79	$49,605,754

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The weighted average assumptions for stock option grants during the six months ended June 30, 2009 were expected volatility of 33%, expected dividend yield 0%, expected option term of 4.75 years and risk-free rate of return of 2.55%. During the three months ended June 30, 2009 and 2008, we recognized stock option expense of $5.6 million and $6.2 million, respectively. During the six months ended June 30, 2009 and 2008, we recognized stock option expense of $11.1 million and $11.8 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit (“stock units”) activity during the first six months of 2009:

	Employees	Directors	Total
Stock units outstanding at December 31, 2008	1,753,230	71,681	1,824,911
Stock units issued	1,016,992	36,926	1,053,918
Shares issued upon vesting of stock units	(314,347)	(34,284)	(348,631)
Stock units canceled or forfeited(1)	(139,555)	(9,203)	(148,758)

Stock units outstanding at June 30, 2009	2,316,320	65,120	2,381,440

Weighted average grant date fair value	$23.72	$17.98	$23.60

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended June 30, 2009 and 2008, we recognized stock unit expense of $4.6 million and $3.1 million, respectively. During the six months ended June 30, 2009 and 2008, we recognized stock unit expense of $8.3 million and $5.9 million, respectively.

9. Earnings Per Share

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

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income attributable to Dean Foods Company	$64,143	$48,885	$140,389	$79,657
Denominator:
Average common shares	168,331,560	151,984,287	161,354,733	144,933,788

Basic EPS from net income attributable to Dean Foods Company	$0.38	$0.32	$0.87	$0.55

Diluted EPS computation:
Numerator:
Net income attributable to Dean Foods Company	$64,143	$48,885	$140,389	$79,657
Denominator:
Average common shares — basic	168,331,560	151,984,287	161,354,733	144,933,788
Stock option conversion(1)	2,548,171	4,367,594	2,659,337	4,789,006
Stock units(2)	111,393	—	246,408	199,138

Average common shares — diluted	170,991,124	156.351.881	164,260,478	149,921,932

Diluted EPS from continuing operations	$0.38	$0.31	$0.85	$0.53

(1) Anti-dilutive shares excluded	13,215,306	10,297,703	12,506,139	9,954,177
(2) Anti-dilutive stock units excluded	1,121,122	1,491,548	147,055	907,533

10. Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$721	$621	$1,442	$1,241
Interest cost	4,208	4,040	8,416	8,080
Expected return on plan assets	(3,494)	(4,796)	(6,988)	(9,592)
Recognized settlement gain	(10)	—	(19)	—
Amortizations:
Unrecognized transition obligation	28	28	56	56
Prior service cost	232	223	463	445
Unrecognized net loss	3,023	509	6,046	1,019

Net periodic benefit cost	$4,708	$625	$9,416	$1,249

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$13	$380	$26	$760
Interest cost	234	426	468	852
Amortizations:
Prior service cost	(83)	(17)	(167)	(34)
Unrecognized net loss	265	156	530	311

Net periodic benefit cost	$429	$945	$857	$1,889

11. Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $11.4 million and $5.2 million during the three months ended June 30, 2009 and 2008, respectively, and $19.7 million and $7.4 million during the six months ended June 30, 2009 and 2008, respectively. Those costs included the following types of cash and non-cash charges:

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

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Closure of facilities:
Fresh Dairy Direct(1)	$11,282	$2,187	$18,560	$4,245
WhiteWave-Morningstar(2)	116	2,944	1,054	2,944
Other	16	64	48	221

Total	$11,414	$5,195	$19,662	$7,410

(1)	Charges primarily relate to two facility closures which were approved and announced in April 2009 in Flint, Michigan and Lincoln, Nebraska and two facilities which were approved and announced in June 2009 in Portsmouth, Virginia and Kingsport, Tennessee, as well as previously announced closures.

(2)	Charges primarily relate to shutdown and other costs associated with the previously announced closure of a facility in Belleville, Pennsylvania.

Activity for the first six months of 2009 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2008	Charges	Payments	Accrued Charges at June 30, 2009
	(In thousands)
Cash charges:
Workforce reduction costs	$1,739	$3,309	$(1,482)	$3,566
Shutdown costs	13	2,855	(2,812)	56
Lease obligations after shutdown	—	118	(118)	—
Other	14	320	(315)	19

Subtotal	$1,766	6,602	$(4,727)	$3,641

Noncash charges:
Write-down of assets(1)		13,060

Total charges		$19,662

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets are written down to their estimated fair value. The asset fair values were determined using Level 3 inputs. The inputs for the fair value calculation were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets.

The total carrying value of closed facilities within our Fresh Dairy Direct segment was $10.2 million at June 30, 2009. We are marketing these properties for sale. The effect of suspending depreciation on the buildings and equipment related to these closed facilities was not significant.

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

12. Fair Value Measurement

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

A summary of our hedging derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 is as follows (in thousands):

	Fair Value as of June 30, 2009	Level 1	Level 2	Level 3
Asset — DOE index swap	$937	$—	$937	$—
Liability — Interest rate swap contracts	$(161,975)	$—	$(161,975)	$—

See Note 7 for additional disclosures regarding our hedging derivative activities.

The fair value of our senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the fair and carrying values of our senior and subsidiary senior notes (in thousands) as of June 30, 2009.

	Fair Value as of June 30, 2009	Carrying Value as of June 30, 2009
Dean Foods Company senior notes	$456,250	$498,499
Subsidiary senior notes	$129,000	$132,397

13. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested several businesses in recent years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not believe any liability that we may have for these retained liabilities, or any indemnification liability, to be material or exceed amounts accrued.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we believe we have not materially breached, any of our milk supply agreements with DFA.

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

We have entered into various contracts obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including diesel fuel, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. However, we intend to file a motion for summary judgment in the retailer action in August 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the court. These matters are currently in discovery and we intend to vigorously defend them.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, we expect the Court to order a stay in the indirect purchaser action pending the resolution of the motion for summary judgment in the retailer action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well as Richard Fehr, an executive officer of the Company, and former director Alan Bernon among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly engaging in a conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties, and names the Company as a nominal defendant. The plaintiffs are seeking an undisclosed amount of damages and equitable relief.

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

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations and we believe that we have established adequate reserves to satisfy any potential liability we may have under these claims, litigations, audits and investigations that are currently pending. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

14. Segment, Geographic and Customers Information

We currently have two reportable segments: Fresh Dairy Direct and WhiteWave-Morningstar.

Fresh Dairy Direct is our largest segment with over 80 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private-label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Our products are delivered through what we believe to be one of the most extensive refrigerated direct store delivery or “DSD” systems in the United States.

Our WhiteWave-Morningstar segment consists of two platforms: WhiteWave and Morningstar. Our WhiteWave platform (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. Our Morningstar platform (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. The majority of the WhiteWave and Morningstar products are delivered through warehouse delivery systems.

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the results of the Hero/WhiteWave joint venture and the expense related to share-based compensation, which has not been allocated to our segments, are reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit presented below is before such items. Our Chief Executive Officer is our chief operating decision maker. The accounting policies of our segments are the same as those described in the summary of significant accounting policies set forth in Note 1 to our Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,057,418	$2,450,239	$4,155,952	$4,908,715
WhiteWave-Morningstar	622,233	652,320	1,226,577	1,270,804
Corporate and Other(1)	1,635	—	1,695	—

Total	$2,681,286	$3,102,559	$5,384,224	$6,179,519

Intersegment sales:
Fresh Dairy Direct	$13,214	$12,508	$27,512	$24,986
WhiteWave-Morningstar	68,678	67,513	135,515	132,411

Total	$81,892	$80,021	$163,027	$157,397

Operating income:
Fresh Dairy Direct	$168,616	$154,254	$350,284	$285,162
WhiteWave-Morningstar	72,008	49,299	135,481	94,691

Total reportable segment operating income	240,624	203,553	485,765	379,853
Corporate and Other(1)	(72,739)	(41,180)	(116,806)	(79,161)
Facility closing and reorganization	(11,414)	(5,195)	(19,662)	(7,410)

Total	$156,471	$157,178	$349,297	$293,282

(1)	Includes Hero/WhiteWave joint venture.

	June 30, 2009	December 31, 2008
	(In thousands)
Assets:
Fresh Dairy Direct	$4,611,868	$4,732,074
WhiteWave-Morningstar	2,024,635	2,063,717
Corporate and Other	286,732	244,401

Total	$6,923,235	$7,040,192

Geographic Information — Less than 1% of our net sales and long-lived assets relate to operations outside of the United States.

Significant Customers — Our Fresh Dairy Direct and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales in the three and six months ended June 30, 2009 and 2008. Approximately 19% and 18% of our consolidated net sales in the three months ended June 30, 2009 and 2008, respectively, and approximately 19% and 17% of our consolidated net sales in the six months ended June 30, 2009 and 2008, respectively, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the sections entitled “Part II — Item 1A — Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2008 Annual Report on Form 10-K, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the leading food and beverage companies in the United States. Our Fresh Dairy Direct segment (“Fresh Dairy Direct”), previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Our WhiteWave-Morningstar segment (“WhiteWave-Morningstar”) markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® dairy products, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. Additionally, our WhiteWave-Morningstar segment markets and sells private label cultured and extended shelf life dairy products.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 77% of our consolidated net sales in the three and six months ended June 30, 2009. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions, and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Fresh Dairy Direct’s corporate sales department.

WhiteWave-Morningstar — Our WhiteWave-Morningstar’s net sales were approximately 23% of our consolidated net sales in the three and six months ended June 30, 2009. WhiteWave-Morningstar manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® organic dairy, International Delight® coffee creamers, LAND O’LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. We license the LAND O’LAKES® name from a third party. With the addition of Morningstar, WhiteWave-Morningstar now includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores, and foodservice outlets. WhiteWave-Morningstar sells its products through its internal sales force and through independent brokers.

Recent Developments

Developments Since January 1, 2009

Current Dairy Environment — Throughout most of 2008, we experienced historically high conventional raw milk prices. Contributors to the high prices included high feed and energy costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. These historically high prices supported an unprecedented expansion of the domestic dairy herd. Despite the volatility of the average Class I mover throughout 2007 and 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. Beginning in the fourth quarter of 2008, the industry experienced a sharp decline for export demands and a strengthening of the dollar against other currencies which resulted in declines in conventional raw milk prices. This trend has continued in the first half of 2009, resulting in an oversupply in the dairy industry.

Throughout the first six months of 2009, the Class I mover has declined significantly from the average for the fourth quarter of 2008 and remains significantly below comparable 2008 months. Based on the cyclical nature of the industry and currently challenged dairy economics, we expect formal herd reductions to lead to reduced supply and we anticipate the average Class I mover will increase gradually in the back half of 2009. However, on a full year basis, we believe the Class I mover will be significantly below the peak levels experienced in 2007 and 2008.

Organic Milk Environment — The organic dairy industry continues to experience significant swings in supply and demand. Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued during the first six months of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Noncontrolling Interest — Beginning January 1, 2009, in conjunction with entering into several new agreements between us and the Hero/WhiteWave joint venture, we have concluded that, despite the legal ownership structure, we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders’ Equity, and the net loss attributable to the noncontrolling interest is presented in the Condensed Consolidated Statements of Income.

Equity Offering — In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.8 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Acquisitions — On April 1, 2009, our Fresh Dairy Direct segment completed an acquisition for an aggregate purchase price of $35.0 million subject to final closing adjustments and excluding transaction costs which were expensed as incurred. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair values. The excess of the net purchase price over the fair value of the net assets acquired represented goodwill. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. The acquisition was funded with borrowings under our existing senior secured revolving credit facility.

In April 2009, our Fresh Dairy Direct segment also entered into an asset purchase agreement for another acquisition for an aggregate purchase price of $90.0 million subject to final closing adjustments and excluding transaction costs which were expensed as incurred, subject to certain closing conditions, including regulatory approval, which are still pending.

On July 2, 2009 we completed the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category. The aggregate purchase price was $455.1 million substantially paid in cash, subject to final closing adjustments and excluding transaction costs which were expensed as incurred. The acquisition was funded with borrowings under our existing senior secured revolving credit facility. Alpro will be reported within our WhiteWave-Morningstar segment.

We recorded approximately $10.2 million and $12.8 million in acquisition-related expenses during the three and six months ended June 30, 2009, respectively, in connection with these acquisitions, as well as other transactional activities. We expect to incur additional costs, particularly in the third quarter, related to the acquisitions discussed above.

Facility Closings and Reorganization Activities — We approved and announced our intent to effect the closure of four facilities within Fresh Dairy Direct during 2009. We recorded approximately $12.4 million in related impairment charges and $3.9 million in employee termination costs associated with these closures during the six months ended June 30, 2009. Total facility closing and reorganization costs were $19.7 million during the six months ended June 30, 2009. See Note 11.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,681.3	100.0%	$3,102.5	100.0%	$5,384.2	100.0%	$6,179.5	100.0%
Cost of sales	1,917.0	71.5	2,363.2	76.2	3,861.3	71.7	4,751.6	76.9

Gross profit(1)	764.3	28.5	739.3	23.8	1,522.9	28.3	1,427.9	23.1
Operating costs and expenses:
Selling and distribution	440.3	16.4	461.6	14.9	864.4	16.1	899.6	14.6
General and administrative	154.1	5.7	113.6	3.6	285.6	5.3	224.3	3.6
Amortization of intangibles	2.0	0.1	1.7	0.1	3.9	0.1	3.3	0.1
Facility closing, reorganization	11.4	0.4	5.2	0.1	19.7	0.4	7.4	0.1

Total operating costs and expenses	607.8	22.6	582.1	18.7	1,173.6	21.9	1,134.6	18.4

Total operating income	$156.5	5.9	$157.2	5.1%	$349.3	6.4%	$293.3	4.7%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended June 30
	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in millions)
Fresh Dairy Direct	$2,057.4	$2,450.2	$(392.8)	(16.0)%
WhiteWave-Morningstar	622.2	652.3	(30.1)	(4.6)%
Corporate and Other(1)	1.7	—	1.7	—

Total	$2,681.3	$3,102.5	$(421.2)	(13.6)%

(1)	Includes Hero/WhiteWave joint venture.

The change in net sales was due to the following:

	Quarter Ended June 30, 2009 vs Quarter Ended June 30, 2008
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$60.4	$(33.5)	$(419.7)	$(392.8)
WhiteWave-Morningstar	0.8	(28.4)	(2.5)	(30.1)
Corporate and Other(1)	—	1.7	—	1.7

Total	$61.2	$(60.2)	$(422.2)	$(421.2)

(1)	Includes Hero/WhiteWave joint venture.

Net sales decreased $421 million during the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower pricing in our Fresh Dairy Direct segment as significantly lower commodity costs were passed through to customers. Within Fresh Dairy Direct, recent acquisitions and strong execution drove higher fluid milk sales volumes of 2%, partly offset by lower sales volumes in other products. Net sales in our White-Wave Morningstar segment declined primarily due to slowing category growth across premium branded categories, as well as the exit of several business relationships.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales decreased $446 million, or 19%, in the second quarter of 2009 from the second quarter of 2008 primarily due to continued favorable commodity trends, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network.

Operating Costs and Expenses — Our operating expenses increased $26 million, or 4%, in the second quarter of 2009 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

General and administrative costs increased $41 million primarily driven by our decision to accelerate investments in supply chain, information technology and research and development; higher personnel-related costs including incentive-based compensation, defined benefit plan expenses, share-based compensation expense and additional headcount; higher professional fees and other outside services primarily related to our strategic initiatives, as well as higher legal fees and transaction-related costs.

•	Selling and distribution costs decreased primarily due to lower fuel costs and benefits from our strategic initiatives across our distribution network.

•

Net facility closing and reorganization costs increased $6 million during the second quarter of 2009 compared to the second quarter of 2008. See Note 11 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $60.0 million in the second quarter of 2009 from $76.5 million in the second quarter of 2008, primarily due to lower average debt balances and lower interest rates during the second quarter of 2009 compared to the prior year. Additionally, a $5.1 million gain was recognized in the second quarter of 2009 related to a Euro-based forward contract which is discussed in Note 7 to the Condensed Consolidated Financial Statements.

Income Taxes — Income tax expense was recorded at an effective rate of 38.5% in the second quarter of 2009 compared to 39.3% in the second quarter of 2008. Our effective tax rate varies primarily based on the relative earnings of our business units.

Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008 — Results by Segment

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are sales volumes, gross profit and operating income.

	Quarter Ended June 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,057.4	100.0%	$2,450.2	100.0%
Cost of sales	1,480.2	71.9	1,884.4	76.9

Gross profit	577.2	28.1	565.8	23.1
Operating costs and expenses	408.6	19.9	411.5	16.8

Total segment operating income	$168.6	8.2%	$154.3	6.3%

Net Sales — Fresh Dairy Direct’s net sales decreased 16% during the second quarter of 2009 as compared to the second quarter of 2008 primarily due to lower pricing as significantly lower commodity costs were passed through to customers. Recent acquisitions and strong execution drove higher fluid milk sales volumes of 2%, partly offset by lower sales volumes in other products.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2009 compared to the second quarter of 2008:

	Quarter Ended June 30*
	2009	2008	% Change
Class I mover(1)	$10.47	$17.80	(41.2)%
Class I raw skim milk mover(1)(2)	6.49	13.15	(50.6)
Class I butterfat mover(2)(3)	1.20	1.46	(17.8)
Class II raw skim milk minimum(1)(4)	6.52	10.59	(38.4)
Class II butterfat minimum(3)(4)	1.25	1.56	(19.9)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2008 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales decreased $404 million, or 21%, in the second quarter of 2009 from the second quarter of 2008, primarily due to continued favorable commodity trends, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by $3 million, or 1%, during the second quarter of 2009 from the second quarter of 2008. The decrease was primarily due to lower fuel costs and benefits from our strategic initiatives across our distribution network, partly offset by increased advertising expenses in the quarter related to product line introductions and higher personnel-related costs, including incentive-based compensation and additional headcount.

Fresh Dairy Direct operating income increased 9% above year ago levels to $168.6 million as the increase in gross profit, primarily due to the significant decrease in raw material costs, was coupled with benefits from our strategic initiatives and a modest decrease in operating expenses.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$622.2	100.0%	$652.3	100.0%
Cost of sales	436.5	70.2	478.4	73.3

Gross profit	185.7	29.8	173.9	26.7
Operating costs and expenses	113.7	18.3	124.6	19.1

Total segment operating income	$72.0	11.5%	$49.3	7.6%

Net Sales — Net sales of the WhiteWave-Morningstar segment decreased $30 million to $622.2 million in the second quarter of 2009. Net sales of the WhiteWave platform declined as a result of slowing category growth and our exit of certain foodservice and lactose-free business relationships, as well as, our private label milk business in the UK. The impact of the exited businesses was partially offset by volume increases in our

International Delight and Land O’ Lakes products. In addition, net sales of the Morningstar platform declined $21 million due to the pass through of lower commodity costs to customers and slightly lower sales volumes impacted by weakness in the retail and foodservice channels.

Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued during the first half of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased $42 million, or 9%, in the second quarter of 2009 from the second quarter of 2008. This decrease was primarily driven by lower sales volumes, continued trends of lower commodity costs, as well as productivity initiatives.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses decreased by $11 million, or 9%, during the second quarter of 2009 from the second quarter of 2008 primarily due to lower distribution costs driven by lower sales volumes, lower fuel costs, as well as productivity initiatives.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Six Months Ended June 30
	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)

	(Dollars in millions)
Fresh Dairy Direct	$4,155.9	$4,908.7	$(752.8)	(15.3)%
WhiteWave-Morningstar	1,226.6	1,270.8	(44.2)	(3.5)%
Corporate and Other(1)	1.7	—	1.7	—

Total	$5,384.2	$6,179.5	$(795.3)	(12.9)%

(1)	Includes Hero/WhiteWave joint venture.

The change in net sales was due to the following:

	Six Months Ended June 30, 2009 vs Six Months Ended June 30, 2008
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$76.5	$(39.4)	$(789.9)	$(752.8)
WhiteWave-Morningstar	1.5	(37.1)	(8.6)	(44.2)
Corporate and Other(1)	—	1.7	—	1.7

Total	$78.0	$(74.8)	$(798.5)	$(795.3)

(1)	Includes Hero/WhiteWave joint venture.

Net sales decreased $795 million during the first six months of 2009 as compared to the first six months of 2008 primarily due to lower pricing in our Fresh Dairy Direct segment, as significantly lower commodity costs were passed through to customers. Within Fresh Dairy Direct, recent acquisitions and strong execution drove higher fluid milk sales volumes of 2%, partly offset by lower sales volumes in other products. Net sales in our White-Wave Morningstar segment declined primarily due to slowing category growth across premium branded categories, as well as the exit of several business relationships.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales decreased $890 million, or 19%, in the first six months of 2009 from the first six months of 2008 primarily due to continued favorable commodity trends, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network.

Operating Costs and Expenses — Our operating expenses increased $39 million, or 3%, in the first six months of 2009 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

General and administrative costs increased $61 million primarily driven by our decision to accelerate investments in supply chain, information technology and research and development; higher personnel-related costs including incentive-based compensation, defined benefit plan expenses, share-based compensation expense and additional headcount; higher professional fees and other outside services primarily related to our strategic initiatives, as well as higher transaction-related costs and property and casualty insurance costs.

•	Selling and distribution costs decreased $35 million primarily due to lower fuel costs and benefits from our strategic initiatives across our distribution network.

•

Net facility closing and reorganization costs increased $12 million from the first six months of 2008. See Note 11 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $128.3 million in the first six months of 2009 from $160.3 million in the first six months of 2008, primarily due to lower average debt balances and lower interest rates during the first six months of 2009 compared to the prior year. Additionally, a $5.1 million gain was recognized in the second quarter of 2009 related to a Euro-based forward contract which is discussed in Note 7 to our Condensed Consolidated Financial Statements.

Income Taxes — Income tax expense was recorded at an effective rate of 39.0% in the first six months of 2009 compared to 39.8% in the first six months of 2008. Our effective tax rate varies primarily based on the relative earnings of our business units.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 — Results by Segment

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are sales volumes, gross profit and operating income.

	Six Months Ended June 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,155.9	100.0%	$4,908.7	100.0%
Cost of sales	2,997.2	72.1	3,818.2	77.8

Gross profit	1,158.7	27.9	1,090.5	22.2
Operating costs and expenses	808.4	19.5	805.3	16.4

Total segment operating income	$350.3	8.4%	$285.2	5.8%

Net Sales — Fresh Dairy Direct’s net sales decreased 15% during the first six months of 2009 versus the first six months of 2008 primarily due to lower pricing as significantly lower commodity costs were passed through to customers. Recent acquisitions and strong execution drove higher fluid milk sales volumes of 2%, partly offset by lower sales volumes in other products.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2009 compared to the first six months of 2008:

	Six Months Ended June 30*
	2009	2008	% Change
Class I mover(1)	$11.22	$18.46	(39.2)%
Class I raw skim milk mover(1)(2)	7.27	14.00	(48.1)
Class I butterfat mover(2)(3)	1.20	1.42	(15.5)
Class II raw skim milk minimum(1)(4)	6.58	12.17	(45.9)
Class II butterfat minimum(3)(4)	1.19	1.45	(17.9)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2008 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales decreased $821 million, or 22%, in the first six months of 2009 from the first six months of 2008 primarily due to continued favorable commodity trends, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network, partly offset by higher personnel-related costs.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased $3 million during the first six months of 2009 from the first six months of 2008. The increase was driven by higher professional fees primarily related to strategic initiatives particularly related to supply chain and information technology; increased advertising expenses and higher personnel-related costs. These increases were substantially offset by a decline in distribution costs related to lower fuel costs and strategic initiatives across our distribution network.

Fresh Dairy Direct operating income increased 23% above year ago levels to $350.3 million primarily due to the significant decrease in raw material costs and benefits from our strategic initiatives.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Six Months Ended June 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,226.6	100.0%	$1,270.8	100.0%
Cost of sales	863.9	70.4	932.7	73.4

Gross profit	362.7	29.6	338.1	26.6
Operating costs and expenses	227.2	18.5	243.4	19.2

Total segment operating income	$135.5	11.1%	$94.7	7.4%

Net Sales — Net sales of the WhiteWave-Morningstar segment decreased $44 million to $1.23 billion during the first six months of 2009 as a result of slowing category growth and our exit of certain foodservice and lactose-free business relationships, as well as, our private label milk business in the U.K. The impact of the exited businesses was partially offset by volume increases in our International Delight and Land O’ Lakes products. In addition, despite relatively flat volumes, net sales of the Morningstar platform declined $31 million due to the pass through of lower commodity costs to customers.

Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued during the first six months of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased $69 million, or 7%, in the first six months of 2009 from the first six months of 2008. This decrease was primarily driven by continued trends of lower commodity costs, as well as productivity initiatives.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses decreased $16 million, or 7%, during the first six months of 2009 from the first six months of 2008 primarily due to lower distribution costs driven by lower sales volumes, lower fuel costs, as well as productivity initiatives.

Liquidity and Capital Resources

As of June 30, 2009, the past volatility in the capital and credit markets has not had any material adverse impact on our liquidity. Based on information available to us, each of the financial institutions syndicated under our senior secured credit facility and our receivables-backed facility are able to fulfill their commitments. However, there can be no assurance that each financial institution will be able to continue to fulfill its funding obligations.

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our existing $1.5 billion 5-year senior secured revolving credit facility and our $600 million receivables-backed facility, which we intend and expect to renew under similar 364-day terms at the end of the current term, will provide sufficient liquidity to allow our Company to meet our cash requirements. We may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing.

At June 30, 2009, we had $3.85 billion of outstanding debt obligations and cash-on-hand of $53.1 million. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. In July 2009, we made additional borrowings under our senior secured credit facility in connection with our acquisition of Alpro. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.8 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance for the foreseeable future. As of June 30, 2009, our Leverage Ratio was 3.85 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of June 30, 2009 is 5.75 times declining to 5.00 times as of December 31, 2009, with a final step down to 4.50 times as of December 31, 2010.

Historical Cash Flow

The following table summarizes our cash flows form operating, investing and financing activities:

	Six Months Ended June 30
	2009	2008	Change
Net cash flows from:
Operating activities	$349,784	$315,304	$34,480
Investing activities	(131,270)	(161,057)	29,787
Financing activities	(201,111)	(147,954)	(53,157)
Discontinued operations	(238)	—	(238)

Net increase in cash and cash equivalents	$17,165	$6,293	$10,872

Operating Activities

Net cash provided by operating activities from continuing operations increased due to higher net earnings, as well as a decrease in our working capital requirements. Our working capital requirements declined primarily due to the decrease in accounts receivable associated with declining commodity costs. Accounts receivable was a source of cash of $156.4 million during the first six months of 2009 compared to $84.8 million in the first six months of 2008. The change in accounts receivable was driven by the lower average accounts receivable balances in 2009 as compared to 2008 related to the pass-through of relatively lower raw milk costs and other commodity costs in 2009 versus 2008. Accounts payable and accrued expenses represented a use of cash of $97.1 million in 2009 compared to $20.8 million in the same period of the prior year. Accrued income taxes represented a use of cash of $19.3 million in 2009 compared to a source of cash of $4.9 million in the same period of the prior year.

Investing Activities

Net cash used in investing activities decreased during the first six months of 2009 primarily due to lower payments for acquisitions and capital expenditures. During the first six months of 2009, we made $101.1 million in capital expenditures and we completed an acquisition requiring the use of cash of $35.0 million. During the same period of the prior year, we made $105.8 million in capital expenditures and we completed several acquisitions requiring the use of $60.9 million in cash.

Financing Activities

Net cash used in financing activities increased during the first six months of 2009 primarily due to net repayment of debt of $654.3 million with cash generated from operations and an equity offering completed in May 2009. We issued and sold 25.4 million shares of our common stock resulting in net proceeds of $444.8 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

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

Effective March 30, 2009, we amended our receivables-backed facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivable-backed program and to change the facility to be a 364-day facility, terminating on March 29, 2010.

Other Long-Term Liabilities

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs.

We expect to contribute $20.1 million to the pension plans and $1.8 million to the postretirement health plans in 2009.

Other Commitments and Contingencies

On December 21, 2001, in connection with our acquisition of Legacy Dean we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, will be expensed as incurred. We have not terminated, and we believe we have not materially breached, any of our milk supply agreements with DFA.

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

See Note 13 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2009, we intend to invest a total of approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $240 million based on current debt levels under our senior secured credit facility, including the impact of borrowings related to the acquisition completed in July 2009. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10.0 million. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future. At July 31, 2009, approximately $1.37 billion was available under the receivables-backed and revolving credit facilities, subject to the limitations of our credit agreement.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in Fresh Dairy Direct and WhiteWave-Morningstar is conventional milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk, and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price, and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country, and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

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

Conventional Raw Milk — Throughout most of 2008, we experienced historically high conventional raw milk prices. Contributors to the high prices included high feed and energy costs, as well as global demand for dry powdered milk. This was compounded by significant and sustained increases in diesel fuel and resin costs. These historically high prices supported an unprecedented expansion of the domestic dairy herd. Despite the volatility of the average Class I mover throughout 2007 and 2008, the average for the 12 months ended December 31, 2008 approximated that of 2007. Beginning in the fourth quarter of 2008, the industry experienced a sharp decline for export demands and a strengthening of the dollar against other currencies which resulted in declines in conventional raw milk prices. This trend has continued in the first half of 2009, resulting in an oversupply in the dairy industry.

Throughout the first six months of 2009, the Class I mover has declined significantly from the average for the fourth quarter of 2008 and remains significantly below comparable 2008 months. Based on the cyclical nature of the industry and currently challenged dairy economics, we expect formal herd reductions to lead to reduced supply and we anticipate the average Class I mover will increase gradually in the back half of 2009. However, on a full year basis, we believe the Class I mover will be significantly below the peak levels experienced in 2007 and 2008.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 85% of our organic raw milk from a network of approximately 500 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third-party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. In 2008, the balance of supply and demand improved resulting in a reduction of aggressive discounting resulting from oversupply. However, sharp increases in feed and energy costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices. The retail price increases on private label products lagged that of branded products, causing retail price gaps to expand thereby creating pricing pressures.

Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category, and this trend has continued during the first six months of 2009. As a result of the continuing economic downturn, we believe milk consumers have become and will continue to be increasingly price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we began augmenting our current product line by offering customers and consumers soy-based products manufactured with non –Genetically Modified Organism (“non-GMO”) soybeans. The launch of these new products has shifted a substantial portion of our raw material requirements from organic to non-GMO soybeans. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. In 2009, we do not believe our overall costs for soybeans will differ materially from 2008 and we have already secured the majority of our anticipated needs for soybeans for 2009.

Fuel and Resin Costs — Fresh Dairy Direct purchases approximately 3.7 million gallons of diesel fuel per month to operate its extensive DSD system. WhiteWave-Morningstar primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. We have entered into fixed price contracts for a portion of our fuel purchases for the period April 1, 2009 through December 31, 2009 to mitigate volatility in diesel prices, and we entered into a fixed-for-floating DOE index swap intended to fix a portion of our fuel charges which are a component of our hauling agreements with third-party distributors. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Another significant raw material we use is resin, which is a petroleum-based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 29 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Diesel and resin inflation escalated in 2007 and peaked in mid-2008 before significantly declining during the fourth quarter of 2008. We believe the prices of both resin and diesel fuel will continue to fluctuate throughout 2009, but be below the 2008 levels.

Competitive Environment

There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, we expect competition to intensify as we compete for the business of fewer customers. In addition, there are several large regional grocery chains that have captive dairy operations. Over the past few years, Fresh Dairy Direct has been subject to a number of competitive bidding situations, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. We are currently experiencing increased competitive pressures and we expect these trends to continue and intensify. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and to the extent such contracts do exist, they are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 39.0% in the first six months of 2009 compared to 39.8% in the first six months of 2008. Changes in the relative profitability of our operating segments, as well as changes to federal and state tax laws, may cause the rate to change from historical rates.

See “Part II — Item 1A — Risk Factors” below and “Part I — Item 1A — Risk Factors” in our 2008 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risks as provided in our 2008 Annual Report on Form 10-K other than those discussed below.

We are exposed to commodity price fluctuations, including milk, organic and non-GMO soybeans, butterfat, and sugar and other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchase agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically a range from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity.

In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials which are ingredients of our products or which are components of such ingredients, as well as other commodities. In late March 2009, we entered into a fixed-for-floating DOE index swap for approximately 4.3 million gallons of On-Highway Diesel for the period April 1, 2009 through December 31, 2009. This position is intended to fix the fuel charge component in our hauling agreements with third-party distributors and has been designated as a cash flow hedge. The fair value of this position was approximately $0.9 million as of June 30, 2009. The amounts reclassified to income related to the DOE index swap for the three and six months ended June 30, 2009 were not material.

Although we utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

In June 2009, in conjunction with our acquisition of Alpro, we entered into a forward contract to purchase 325.0 million Euros, with delivery dates between July 2, 2009 and September 30, 2009, to hedge the potential change in the fair value of the firm acquisition commitment resulting from foreign currency exchange rate fluctuations. As a result of foreign exchange fluctuations between the Euro and the U.S. dollar, we recognized a $5.1 million asset in other current assets in our Condensed Consolidated Balance Sheets and recorded a gain of $5.1 million during the quarter ended June 30, 2009 in our Condensed Consolidated Statements of Income within other income. The forward contract was not designated as a hedging instrument. The acquisition was completed, and the forward contract was settled, in July 2009, with a cumulative net settlement gain of $4.2 million.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. However, we intend to file a motion for summary judgment in the retailer action in August 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the court. These matters are currently in discovery and we intend to vigorously defend them.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, we expect the Court to order a stay in the indirect purchaser action pending the resolution of the motion for summary judgment in the retailer action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well as Richard Fehr, an executive officer of the Company, and former director Alan Bernon among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly engaging in a conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties, and names the Company as a nominal defendant. The plaintiffs are seeking an undisclosed amount of damages and equitable relief.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our 2008 Annual Report on Form 10-K, other than as set forth below.

The failure to successfully integrate acquisitions into our existing operations could adversely affect our financial results.

We have made several acquisitions in recent years including, most recently, our acquisition of the Alpro division of Vandemoortele N.V., and we regularly review opportunities for strategic growth through future acquisitions. Potential risks associated with these acquisitions include the diversion of management’s attention from other business concerns, the inability to achieve anticipated benefits from these acquisitions in the timeframe we anticipate, or at all, the inherent risks in entering geographic locations, markets or lines of business in which we have limited prior experience, the inability to integrate the new operations, technologies and products of the acquired companies successfully with our existing businesses, the potential loss of key employees and customers of the acquired companies, and the possible assumption of unknown liabilities, and potential disputes with the sellers. In addition, acquisitions outside the United States may present unique challenges and increase the Company’s exposure to the risks associated with foreign operations. Any or all of these risks could adversely impact the Company’s financial results.

We are subject to antitrust and other competition laws which could have an adverse impact on our business.

We are subject to antitrust and other competition laws in the United States and in the other countries in which we operate. We cannot predict how these laws or their interpretation, administration and enforcement will impact us. Our industry may be subject to government scrutiny, which could result in an increase in litigation or regulatory actions against us. In addition to increased litigation costs, these actions could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, acquisition activities are regulated by these antitrust and competition laws and such scrutiny could impact our ability to pursue strategic acquisitions in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 21, 2009, we held our annual meeting of stockholders. At the annual meeting, we submitted the following matters to a vote of our stockholders:

•	The re-election of Janet Hill and Hector M. Nevares as members of our Board of Directors for a three-year term,

•	A proposal to amend the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) to increase the number of shares available for grant by 4,000,000 shares, and

•	The ratification of our Board of Directors’ selection of Deloitte & Touche LLP as our registered independent public accountants for fiscal year 2009.

At the annual meeting, the stockholders re-elected the directors named above, approved the proposal to amend the 2007 Plan, and ratified the selection of Deloitte & Touche LLP as our registered independent public accountants. Following the meeting, the following directors continued their term in office: Gregg L. Engles, Tom C. Davis, Stephen L. Green, Joseph S. Hardin, Jr., John R. Muse, and Jim L. Turner. Lewis M. Collens and Pete Schenkel retired at the expiration of their term at the annual meeting. On May 21, 2009, the Board of Directors elected Mr. J. Wayne Mailloux and Ms. Doreen A. Wright to the Company’s Board of Directors.

The vote of the stockholders with respect to each such matter was as follows:

Nominee/Proposal	Votes For	Votes Withheld	Votes Against	Abstain
Janet Hill	128,550,961	5,957,885	—	—
Hector M. Nevares	128,538,784	5,970,062	—	—
Amendment to the 2007 Plan	70,919,637	—	50,976,667	234,778
Ratification of registered independent public accountants	130,998,735	—	3,352,550	157,561

There were 12,377,640 broker non-votes with respect to the proposal to amend the 2007 Plan, for which brokers indicated they did not have the discretion to vote.

Item 6.	Exhibits

*10.1	Employment Agreement between us and Chris Sliva dated November 16, 2007 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

*	This exhibit is a management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ RONALD L. MCCRUMMEN
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

August 6, 2009