Form 10-Q
period 2009-09-30
DEAN FOODS CO
filed 2009-11-04
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 29, 2009, the number of shares outstanding of each class of common stock was: 180,494,008

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$38,563	$35,979
Receivables, net	802,890	854,992
Inventories	452,356	393,111
Deferred income taxes	130,651	127,211
Prepaid expenses and other current assets	92,922	69,900

Total current assets	1,517,382	1,481,193
Property, plant and equipment, net	2,030,694	1,821,892
Goodwill	3,265,315	3,073,502
Identifiable intangible and other assets	816,583	663,605

Total	$7,629,974	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,157,398	$1,084,037
Income taxes payable	—	27,704
Current portion of debt	411,374	315,526

Total current liabilities	1,568,772	1,427,267
Long-term debt	3,790,745	4,173,725
Deferred income taxes	565,081	468,644
Other long-term liabilities	425,750	412,322
Commitments and contingencies (Note 13)
Stockholders’ equity:
Dean Foods Stockholders’ Equity:
Preferred stock, none issued	—	—
Common stock, 180,476,588 and 154,036,798 shares issued and outstanding, with a par value of $0.01 per share	1,805	1,540
Additional paid-in capital	1,012,024	532,420
Retained earnings	441,345	251,303
Accumulated other comprehensive loss	(193,953)	(227,029)

Total Dean Foods stockholders’ equity	1,261,221	558,234
Noncontrolling interest	18,405	—

Total stockholders’ equity	1,279,626	558,234

Total	$7,629,974	$7,040,192

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	$2,773,507	$3,194,669	$8,157,731	$9,374,188
Cost of sales	1,985,539	2,462,949	5,846,803	7,214,574

Gross profit	787,968	731,720	2,310,928	2,159,614
Operating costs and expenses:
Selling and distribution	474,514	468,474	1,338,960	1,368,086
General and administrative	167,553	120,705	453,194	345,013
Amortization of intangibles	2,480	1,767	6,394	5,049
Facility closing and reorganization costs	6,303	8,960	25,965	16,370

Total operating costs and expenses	650,850	599,906	1,824,513	1,734,518

Operating income	137,118	131,814	486,415	425,096

Other (income) expense:
Interest expense	59,509	74,709	187,774	235,026
Other (income) expense, net	493	(242)	(4,354)	515

Total other expense	60,002	74,467	183,420	235,541

Income from continuing operations before income taxes	77,116	57,347	302,995	189,555
Income taxes	30,012	19,544	118,137	72,095

Income from continuing operations	47,104	37,803	184,858	117,460
Loss from discontinued operations, net of tax	—	(51)	(238)	(51)

Net income	47,104	37,752	184,620	117,409
Net loss attributable to noncontrolling interest, net of tax	2,549	—	5,422	—

Net income attributable to Dean Foods Company	$49,653	$37,752	$190,042	$117,409

Average common shares:
Basic	180,352,408	153,137,212	167,756,880	147,688,222
Diluted	183,066,015	157,286,164	170,693,348	152,434,628

Net income attributable to Dean Foods Company per share:
Basic	$0.28	$0.25	$1.13	$0.80
Diluted	$0.27	$0.24	$1.11	$0.77

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders					Noncontrolling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	1,034,790	11	5,588	—	—	—	5,599
Share-based compensation	—	—	29,484	—	—	—	29,484
Public offering of equity securities	25,405,000	254	444,532	—	—	—	444,786
Fair value of noncontrolling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from noncontrolling interest	—	—	—	—	—	9,328	9,328
Net loss attributable to noncontrolling interest, net of tax	—	—	—	—	—	(5,422)	(5,422)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	190,042	—	—	190,042	$190,042
Change in fair value of derivative instruments, net of tax benefit of $10,759	—	—	—	—	(17,758)	—	(17,758)	(17,758)
Amounts reclassified to income statement related to hedging activities, net of tax of $30,578	—	—	—	—	50,964	—	50,964	50,964
Cumulative translation adjustment	—	—	—	—	6,462	—	6,462	6,462
Pension liability adjustment, net of tax benefit of $3,955	—	—	—	—	(6,592)	—	(6,592)	(6,592)

Comprehensive income attributable to Dean Foods Company								$223,118

Balance, September 30, 2009	180,476,588	$1,805	$1,012,024	$441,345	$(193,953)	$18,405	$1,279,626

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities:
Net income	$184,620	$117,409
Loss from discontinued operations	238	51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,328	177,726
Share-based compensation expense	29,484	26,639
Loss on disposition of assets	6,606	1,237
Write-down of impaired assets	15,913	9,398
Deferred income taxes	18,487	45,775
Other	(5,357)	(1,331)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	118,879	25,115
Inventories	(24,337)	(38,965)
Prepaid expenses and other assets	(727)	7,268
Accounts payable and accrued expenses	(975)	67,618
Income taxes receivable/payable	(29,459)	20,783

Net cash provided by continuing operations	502,700	458,723
Net cash used in discontinued operations	(238)	(463)

Net cash provided by operating activities	502,462	458,260
Cash flows from investing activities:
Payments for property, plant and equipment	(171,276)	(171,008)
Payments for acquisitions, net of cash received	(491,700)	(75,200)
Proceeds from sale of fixed assets	5,791	7,121

Net cash used in investing activities	(657,185)	(239,087)
Cash flows from financing activities:
Repayment of debt	(266,776)	(27,741)
Proceeds from senior secured revolver	2,536,200	2,355,600
Payments for senior secured revolver	(2,271,300)	(2,905,900)
Proceeds from receivables-backed facility	1,509,728	969,242
Payments for receivables-backed facility	(1,809,728)	(1,044,320)
Capital contribution from noncontrolling interest	8,788	—
Issuance of common stock	450,385	418,746
Tax savings on share-based compensation	—	7,365

Net cash provided by (used in) financing activities	157,297	(227,008)
Effect of exchange rate changes on cash and cash equivalents	10	—

Increase (decrease) in cash and cash equivalents	2,584	(7,835)
Cash and cash equivalents, beginning of period	35,979	32,555

Cash and cash equivalents, end of period	$38,563	$24,720

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Periods ended September 30, 2009 and 2008

(Unaudited)

1. General

Basis of Presentation — The condensed consolidated financial statements contained in this Quarterly Report have been prepared on the same basis as the consolidated financial statements in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2009 may not be indicative of our operating results for the full year. The condensed consolidated financial statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2008 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 24, 2009).

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Effective January 1, 2009, we changed the name of one of our segments. Our reporting segments consist of our Fresh Dairy Direct, previously referred to as DSD Dairy, and WhiteWave-Morningstar. This name change had no impact on the composition of the segments or the presentation of our historical segment disclosures.

Recently Adopted Accounting Pronouncements — Effective September 30, 2009, we adopted the Accounting Standards related to “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. The FASB Accounting Standards Codification (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the Financial Accounting Standards Board (FASB) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws also are sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of this statement did not have a material effect on our consolidated results of operations and financial condition.

Effective January 1, 2009, we adopted the Accounting Standards related to “Business Combinations” together with additional guidance issued by the FASB in April 2009. This standard contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as research and development and clarifies the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. These provisions apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. See Note 2.

Effective January 1, 2009, we adopted the Accounting Standards related to, “Fair Value Measurements” as it applies to non-financial assets and liabilities that are not measured at fair value on a recurring basis. The adoption of this Statement regarding the non-financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. See Note 12.

Effective January 1, 2009, we adopted the Accounting Standards related to “Noncontrolling Interests in Consolidated Financial Statements”. This statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the condensed consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There were no noncontrolling interests prior to the consolidation of the Hero/WhiteWave joint venture in the first quarter of 2009. See Note 3.

Effective January 1, 2009, we adopted the Accounting Standards related to “Disclosure About Derivative Instruments and Hedging Activities”. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities. See Note 7.

Effective June 30, 2009, we adopted the Accounting Standards related to “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of these Accounting Standards did not have a material impact on our condensed consolidated financial statements. See Note 12.

Effective June 30, 2009, we adopted the Accounting Standards related to “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. These Accounting Standards set forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The adoption of this Statement did not have a material impact on our condensed consolidated financial statements. We evaluated subsequent events for potential recognition through November 3, 2009.

Recently Issued Accounting Pronouncements — In June 2009, the FASB issued Accounting Standards related to “Accounting for Transfer of Financial Assets” which will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires special disclosures. The Statement is effective for us on March 31, 2010. We are currently evaluating the impact this statement may have on our consolidated results of operations and financial condition.

In June 2009, the FASB issued Accounting Standards for “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on March 31, 2010. We are currently evaluating the impact this statement may have on our consolidated results of operations and financial condition.

In December 2008, the FASB issued the Accounting Standards for “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan and is effective for us on December 31, 2009. We do not believe the adoption of this staff position will have a material effect on our consolidated results of operations and financial condition.

Correction of Statements of Cash Flows — We have corrected the presentation of proceeds from (payments for) our senior secured revolver and receivables-backed facility for 2008. Related amounts had previously been presented on a net basis, rather than on a gross basis. The correction had no effect on net cash used in financing activities.

2. Acquisitions

Alpro

On July 2, 2009, we completed the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium, for an aggregate purchase price of €313.5 million ($439.0 million), excluding transaction costs which were expensed as incurred. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category.

Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of the net assets acquired, which includes intangible assets of $117.6 million. Intangible assets subject to amortization of $21.0 million are being amortized over a weighted-average period of 15 years and relate primarily to customer relationships.

The excess of the net purchase price over the fair value of the net assets acquired of $176.3 million was recorded as goodwill and represents a value attributable to an increased competitive position in the soy-based beverages and foods in Europe. The goodwill is not deductible for tax purposes.

Identifiable assets acquired and liabilities assumed are as follows:

July 2, 2009
(in thousands)
Current assets	$93,191
Property, plant and equipment	196,386
Goodwill	176,270
Identifiable intangible assets	117,627
Other long-term assets	34,079
Current liabilities	(78,491)
Other long-term liabilities	(100,070)

Net identifiable assets acquired	$438,992

We have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed primarily related to tax matters. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Alpro’s results of operations have been included in our condensed consolidated statements of income and the results of operations of our WhiteWave-Morningstar segment from the date of acquisition.

Local currencies are the functional currencies for all of the foreign operations related to Alpro. Assets and liabilities of these foreign operations are translated into U.S. Dollars using the exchange rates in effect at the balance sheet reporting date. Income and expenses are translated at the average monthly exchange rates during the period. Gains and losses on foreign currency translations are reported as a component of other comprehensive income. When the transactional currency is different than the functional currency, transaction gains and losses are included with the related operational activity. In addition, certain assets and liabilities denominated in currencies different than the foreign subsidiary’s functional currency are reported on the subsidiary’s books in its functional currency, with the impact from exchange rate differences recorded with their related operational activity. For Alpro, these gains or losses are included in cost of goods sold on our condensed consolidated statements of income and are not material.

Other Acquisitions

During the nine months ended September 30, 2009, we completed three other acquisitions of businesses for an aggregate purchase price of approximately $53 million, subject to final closing adjustments and excluding transaction costs that were expensed as incurred. These acquisitions were not material individually or in the aggregate, including the pro forma impact on consolidated net earnings. The results of operations of the acquired companies are included in our condensed consolidated statements of income and the results of operations of our Fresh Dairy Direct segment from their respective dates of acquisition. The assets acquired, including identifiable intangibles, and liabilities assumed, have been recorded at their fair values. The excess of the net purchase price over the fair value of the net assets acquired of $13.9 million represents goodwill. We have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed.

On October 11, 2009, we completed the acquisition of a manufacturer, marketer and distributor of quality branded milk, juice, chilled beverages and other dairy products for an aggregate purchase price of $90.0 million, subject to final closing adjustments and excluding transaction costs that were expensed as incurred. This purchase will be included in our Fresh Dairy Direct segment from the date of acquisition.

All of these acquisitions were funded with borrowings under our senior secured revolving credit facility. We recorded approximately $11.6 million and $24.4 million in acquisition-related expenses during the three and nine months ended September 30, 2009, respectively, in connection with these acquisitions, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our condensed consolidated statements of income.

3. Noncontrolling Interest in Consolidated Affiliate

Hero/WhiteWave Joint Venture — In January 2008, we entered into and formed a 50/50 strategic joint venture with Hero Group (“Hero”), producer of international fruit and infant nutrition brands, to introduce a new innovative product line to North America. The joint venture, Hero/WhiteWave, LLC, combines Hero’s expertise in fruit, innovation and process engineering with WhiteWave’s deep understanding of the American consumer and manufacturing network, as well as the go-to-market system of Dean Foods.

The joint venture, which is based in Broomfield, Colorado, serves as a strategic growth platform for both companies to further extend their global reach by leveraging their established innovation, technology, manufacturing and distribution capabilities over time. During the first quarter of 2009, the joint venture began to manufacture and distribute its primary product, Fruit2Day®, in limited test markets in the United States. During the second quarter of 2009, the product was nationally launched in grocery and club store channels.

Beginning January 1, 2009, in conjunction with entering into several new agreements between WhiteWave and the joint venture, we concluded that we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the condensed consolidated balance sheets and condensed consolidated statement of stockholders’ equity and the net loss (net of tax) attributable to the noncontrolling interest is presented in the condensed consolidated statements of income.

During 2009, we contributed cash and non-cash assets to the joint venture totaling approximately $19 million and our joint venture partner contributed approximately $9 million in cash and non-cash assets. Our non-cash contributions include approximately $13 million related to a lease between WhiteWave and the joint venture for manufacturing space at one of Whitewave’s facilities, which was executed in the third quarter of 2009.

4. Inventories, Net

Inventories at September 30, 2009, and December 31, 2008, consisted of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
Raw materials and supplies	$197,470	$178,439
Finished goods	254,886	214,672

Total	$452,356	$393,111

5. Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Fresh Dairy Direct	WhiteWave- Morningstar	Total
	(In thousands)
Balance at December 31, 2008	$2,186,506	$886,996	$3,073,502
Acquisitions	13,890	176,270	190,160
Purchase accounting adjustments	2,636	(59)	2,577
Foreign currency translation	—	(924)	(924)

Balance at September 30, 2009	$2,203,032	$1,062,283	$3,265,315

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$612,774	$—	$612,774	$514,708	$—	$514,708
Intangible assets with finite lives:
Customer-related and other	123,477	(33,301)	90,176	91,127	(27,553)	63,574
Trademarks	6,646	(1,612)	5,034	2,786	(1,004)	1,782

Total	$742,897	$(34,913)	$707,984	$608,621	$(28,557)	$580,064

Amortization expense on intangible assets for the three months ended September 30, 2009 and 2008 was $2.5 million and $1.8 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2009 and 2008 was $6.4 million and $5.0 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2009	$8.9 million
2010	$9.7 million
2011	$9.5 million
2012	$9.4 million
2013	$8.2 million

6. Debt

	September 30, 2009		December 31, 2008
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,407,400	1.29%	$3,268,500	2.84%
Senior notes	498,541	7.00	498,416	7.00

	3,905,941		3,766,916
Subsidiary debt obligations:
Senior notes	125,677	6.90	253,828	6.625 – 6.90
Receivables-backed facility	160,000	3.07	460,000	2.72
Capital lease obligations and other	10,501		8,507
Alpro revolving credit facility	—	3.65	—

	296,178		722,335

	4,202,119		4,489,251
Less current portion	(411,374)		(315,526)

Total long-term portion	$3,790,745		$4,173,725

Senior Secured Credit Facility — Our senior secured credit facility consists of a combination of a $1.5 billion five year senior secured revolving credit facility, a $1.5 billion five year senior secured term loan A and a $1.8 billion seven year senior secured term loan B. At September 30, 2009, there were outstanding borrowings of $1.4 billion under the senior secured term loan A and $1.8 billion under the senior secured term loan B. We used the senior secured revolving credit facility to fund several acquisitions during the quarter. At September 30, 2009, we had $264.9 million of borrowings that remained outstanding under this revolving credit facility. Letters of credit in the aggregate amount of $185.5 million were issued but undrawn. At September 30, 2009, approximately $1.05 billion was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

The term loan A is payable in 10 future consecutive quarterly installments of:

•	$56.25 million in each of the next six installments, from December 31, 2009 to March 31, 2011; and

•	$262.5 million in each of the next four installments, beginning on June 30, 2011 and ending on April 2, 2012.

The term loan B amortizes 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The senior secured revolving credit facility will be available for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion senior secured revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events or as a result of exceeding certain leverage limits.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, a maximum leverage ratio and minimum interest coverage ratio. As of September 30, 2009, we were in compliance with all covenants contained in this agreement. Our Leverage Ratio at September 30, 2009 was 3.97 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of September 30, 2009 is 5.75 times declining to 5.00 times as of December 31, 2009, with a final step down to 4.50 times as of December 31, 2010.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. At September 30, 2009, $498.5 million principal amount of senior unsecured notes was outstanding.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($150 million face value) remains outstanding with a maturity date of October 15, 2017. During the third quarter of 2009, we repurchased in the open market $8.0 million of these subsidiary senior notes and recognized an immaterial book loss. The balance of these outstanding notes is $125.7 million at September 30, 2009 at 6.9% interest.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected in our consolidated balance sheets and the securitization is treated as a borrowing for accounting purposes. On March 30, 2009, we amended the facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivables-backed program and to change the facility date to be a 364-day facility, terminating on March 29, 2010. During the first nine months of 2009, we made net payments of $300.0 million on this facility, which was primarily repaid using a portion of the net proceeds from our equity offering in May 2009. The remaining drawn balance at September 30, 2009 was $160.0 million. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. Our ability to re-borrow under this facility is subject to a borrowing base formula. This facility had $457.0 million of availability at September 30, 2009.

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

Alpro Revolving Credit Facility — On July 2, 2009, our newly acquired subsidiary, Alpro entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro subsidiaries. Permitted use of proceeds under the facility are for working capital and other general corporate purposes of Alpro. The Alpro revolving credit facility will be available for the issuance of up to €1 million of letters of credit. No principal payments are due under the Alpro revolving credit facility until maturity on July 2, 2011. At September 30, 2009, there were no outstanding borrowings under the facility.

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

The following consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9	$13,962	$24,592	$—	$38,563
Receivables, net	300	16,643	785,947	—	802,890
Inventories	—	420,150	32,206	—	452,356
Intercompany receivables	2,092,408	5,412,313	374,617	(7,879,338)	—
Deferred income tax and other current assets	112,480	95,056	16,037	—	223,573

Total current assets	2,205,197	5,958,124	1,233,399	(7,879,338)	1,517,382
Property, plant and equipment, net	416	1,796,879	233,399	—	2,030,694
Goodwill	—	3,089,969	175,346	—	3,265,315
Identifiable intangible and other assets	51,124	609,275	156,184	—	816,583
Investment in subsidiaries	8,889,946	—	—	(8,889,946)	—

Total	$11,146,683	$11,454,247	$1,798,328	$(16,769,284)	$7,629,974

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$222,003	$860,400	$74,995	$—	$1,157,398
Other current liabilities	—	—	—	—	—
Intercompany notes	5,212,972	1,735,659	930,707	(7,879,338)	—
Current portion of long-term debt	243,000	7,865	160,509	—	411,374

Total current liabilities	5,677,975	2,603,924	1,166,211	(7,879,338)	1,568,772
Long-term debt	3,662,940	127,284	521	—	3,790,745
Deferred income tax and other long-term liabilities	544,547	334,426	111,858	—	990,831
Stockholders’ equity:
Dean Foods stockholders’ equity	1,261,221	8,388,613	501,333	(8,889,946)	1,261,221

Non controlling interest	—	—	18,405	—	18,405

Total stockholders’ equity	1,261,221	8,388,613	519,738	(8,889,946)	1,279,626

Total	$11,146,683	$11,454,247	$1,798,328	$(16,769,284)	$7,629,974

	Condensed Consolidating Balance Sheet as of December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,391	$21,198	$5,390	$—	35,979
Receivables, net	401	22,361	832,230	—	854,992
Inventories	—	393,111	—	—	393,111
Intercompany receivables	1,718,910	5,229,896	135,961	(7,084,767)	—
Deferred income tax and other current assets	109,544	82,403	5,164	—	197,111

Total current assets	1,838,246	5,748,969	978,745	(7,084,767)	1,481,193
Property, plant and equipment, net	1,807	1,791,561	28,524	—	1,821,892
Goodwill	—	3,073,502	—	—	3,073,502
Identifiable intangible and other assets	50,481	613,118	6	—	663,605
Investment in subsidiaries	8,014,706	—	—	(8,014,706)	—

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,615	$894,331	$91	$—	$1,084,037
Other current liabilities	27,140	436	128	—	27,704
Intercompany notes	4,772,535	1,839,218	473,014	(7,084,767)	—
Current portion of long-term debt	186,750	128,776	—	—	315,526

Total current liabilities	5,176,040	2,862,761	473,233	(7,084,767)	1,427,267
Long-term debt	3,580,166	133,559	460,000	—	4,173,725
Deferred income tax and other long-term liabilities	590,800	290,016	150	—	880,966
Total stockholders’ equity	558,234	7,940,814	73,892	(8,014,706)	558,234

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,687,787	$85,720	$—	$2,773,507
Cost of sales	—	1,933,403	52,136	—	1,985,539

Gross profit	—	754,384	33,584	—	787,968
Selling and distribution	—	448,494	26,020	—	474,514
General, administrative and other	3,707	155,645	10,681	—	170,033
Facility closing, reorganization and other costs	—	6,303	—	—	6,303
Interest expense	56,231	2,480	798	—	59,509
Other (income) expense, net	(2,760)	4,229	(976)	—	493
Income from subsidiaries	(134,294)	—	—	134,294	—

Income (loss) before income taxes	77,116	137,233	(2,939)	(134,294)	77,116
Income taxes	30,012	51,832	(1,115)	(50,717)	30,012

Net income (loss)	47,104	85,401	(1,824)	(83,577)	47,104
Net loss attributable to noncontrolling interest, net of tax	2,549	—	2,549	(2,549)	2,549

Net income (loss) attributable to Dean Foods Company	$49,653	$85,401	$725	$(86,126)	$49,653

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,190,458	$4,211	$—	$3,194,669
Cost of sales	—	2,459,887	3,062	—	2,462,949

Gross profit	—	730,571	1,149	—	731,720
Selling and distribution	—	468,213	261	—	468,474
General, administrative and other	614	120,257	1,601	—	122,472
Facility closing, reorganization and other costs	—	8,960	—	—	8,960
Interest expense	67,699	6,866	144	—	74,709
Other (income) expense, net	—	157	(399)	—	(242)
Income from subsidiaries	(125,660)	—	—	125,660	—

Income (loss) from continuing operations before income taxes	57,347	126,118	(458)	(125,660)	57,347
Income taxes	19,544	43,575	(290)	(43,285)	19,544

Net income (loss) from continuing operations	37,803	82,543	(168)	(82,375)	37,803
Loss from discontinued operations, net of tax	(51)	(51)	—	51	(51)

Net income (loss)	$37,752	$82,492	$(168)	$(82,324)	$37,752

	Unaudited Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$8,067,615	$90,116	$—	$8,157,731
Cost of sales	—	5,789,263	57,540	—	5,846,803

Gross profit	—	2,278,352	32,576	—	2,310,928
Selling and distribution	—	1,306,600	32,360	—	1,338,960
General, administrative and other	10,982	435,243	13,363	—	459,588
Facility closing, reorganization and other costs	—	25,965	—	—	25,965
Interest (income) expense	174,756	12,232	786	—	187,774
Other (income) expense, net	(15,168)	11,260	(446)	—	(4,354)
Income from subsidiaries	(473,565)	—	—	473,565	—

Income (loss) before income taxes	302,995	487,052	(13,487)	(473,565)	302,995
Income taxes	118,137	188,324	(5,214)	(183,110)	118,137

Net income (loss) from continuing operations	184,858	298,728	(8,273)	(290,455)	184,858
Loss from discontinued operations, net of tax	(238)	(238)	—	238	(238)

Net income (loss)	184,620	298,490	(8,273)	(290,217)	184,620
Net loss attributable to noncontrolling interest, net of tax	5,422	—	5,422	(5,422)	5,422

Net income (loss) attributable to Dean Foods Company	$190,042	$298,490	$(2,851)	$(295,639)	$190,042

	Unaudited Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,360,361	$13,827	$—	$9,374,188
Cost of sales	—	7,203,839	10,735	—	7,214,574

Gross profit	—	2,156,522	3,092	—	2,159,614
Selling and distribution	—	1,367,345	741	—	1,368,086
General, administrative and other	1,755	344,907	3,400	—	350,062
Facility closing, reorganization and other costs	—	16,370	—	—	16,370
Interest expense	203,351	31,585	90	—	235,026
Other (income) expense, net	571	(558)	502	—	515
Income from subsidiaries	(395,232)	—	—	395,232	—

Income (loss) before income taxes	189,555	396,873	(1,641)	(395,232)	189,555
Income taxes	72,095	148,008	(532)	(147,476)	72,095

Net income (loss) from continuing operations	117,460	248,865	(1,109)	(247,756)	117,460
Loss from discontinued operations, net of tax	(51)	(51)	—	51	(51)

Net income (loss)	$117,409	$248,814	$(1,109)	$(247,705)	$117,409

	Unaudited Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by operating activities	$173,218	$241,065	$88,417	$502,700
Net cash used in discontinuing operations	—	(238)	—	(238)

Net cash provided by operating activities	173,218	240,827	88,417	502,462
Additions to property, plant and equipment	(1,044)	(166,373)	(3,859)	(171,276)
Payments for acquisitions, net of cash received	(431,716)	(59,984)	—	(491,700)
Proceeds from sale of fixed assets	—	5,791	—	5,791

Net cash used in investing activities	(432,760)	(220,566)	(3,859)	(657,185)
Repayment of debt	(126,000)	(140,776)	—	(266,776)
Proceeds from senior secured revolver	2,536,200	—	—	2,536,200
Payments for senior secured revolver	(2,271,300)	—	—	(2,271,300)
Proceeds from receivables-backed facility	—	—	1,509,728	1,509,728
Payments for receivables-backed facility	—	—	(1,809,728)	(1,809,728)
Issuance of common stock	450,385	—	—	450,385
Capital contribution from noncontrolling interest	—	—	8,788	8,788
Net change in intercompany balances	(339,125)	113,514	225,611	—

Net cash used in financing activities	250,160	(27,262)	(65,601)	157,297
Effect of Exchange in Cash and cash equivalents	—	1	9	10

Increase in cash and cash equivalents	(9,382)	(7,000)	18,966	2,584
Cash and cash equivalents, beginning of period	9,391	20,962	5,626	35,979

Cash and cash equivalents, end of period	$9	$13,962	$24,592	$38,563

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(50,657)	$493,096	$16,284	$458,723
Net cash used in discontinuing operations	—	(463)	—	(463)

Net cash provided by (used in) operating activities	(50,657)	492,633	16,284	458,260
Additions to property, plant and equipment	(1,086)	(167,131)	(2,791)	(171,008)
Payments for acquisitions, net of cash received	(75,200)	—	—	(75,200)
Proceeds from sale of fixed assets	—	7,121	—	7,121

Net cash used in investing activities	(76,286)	(160,010)	(2,791)	(239,087)
Repayment of debt	(13,500)	(14,241)	—	(27,741)
Proceeds from senior secured revolver	2,355,600	—	—	2,355,600
Payments for senior secured revolver	(2,905,900)	—	—	(2,905,900)
Proceeds from receivables-backed facility	—	—	969,242	969,242
Payments for receivables-backed facility	—	—	(1,044,320)	(1,044,320)
Issuance of common stock	418,746	—	—	418,746
Tax savings on share-based compensation	7,365	—	—	7,365
Net change in intercompany balances	264,031	(325,292)	61,261	—

Net cash provided by (used in) financing activities	126,342	(339,533)	(13,817)	(227,008)

Decrease in cash and cash equivalents	(601)	(6,910)	(324)	(7,835)
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$—	$19,647	$5,073	$24,720

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

The following table summarizes our various interest rate agreements in effect as of September 30, 2009:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2010 – 2012	$2,300

(1)	The notional amounts of the swap agreements decrease by $800 million on March 31, 2010, $250 million on March 31, 2011 and the balance on March 30, 2012.

These swaps are recorded as an asset or liability in our consolidated balance sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and nine months ended September 30, 2009 and 2008.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, beginning in the second half of 2008, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis and in some cases were unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sugar and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients, as well as other commodities.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — In June 2009, in connection with our acquisition of Alpro, we entered into a forward contract to purchase €325.0 million. The forward contract was entered into in order to hedge the impact on the purchase price resulting from foreign currency exchange rate fluctuations. The forward contract was not designated as a hedging instrument. In July 2009, the acquisition closed, and the foreign currency forward contract was settled, resulting in a loss of $900,000 and gain of $4.2 million for the three and nine months ended September 30, 2009, respectively, within other income.

As of September 30, 2009 and December 31, 2008, our derivatives designated as hedging instruments recorded at fair value in our condensed consolidated balance sheets were:

	Derivative Assets		Derivative Liabilities
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$100,156	$103,278
Interest rate swap contracts — non current(2)	—	—	56,993	106,731
Commodities swap — current(1)	343	—	—	—

Total Derivatives	$343	$—	$157,149	$210,009

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets, accounts payable and accrued expenses in our condensed consolidated balance sheets.

(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other assets and other long-term liabilities in our condensed consolidated balance sheets.

Losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income (net of tax) in our condensed consolidated statements of income for the three and nine months ended September 30, 2009 and 2008 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Interest rate swap contracts	$18,597	$10,431	$50,964	$21,199

Based on current interest rates, we estimate that $62.6 million of hedging activity will be reclassified as interest expense within the next 12 months.

8. Common Stock and Share-Based Compensation

Public Offering of Equity Securities — In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.5 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Stock Options — The following table summarizes stock option activity during the first nine months of 2009:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	20,346,587	$20.24
Options granted	3,509,731	19.99
Options canceled or forfeited(1)	(486,587)	24.43
Options exercised	(653,344)	11.61

Options outstanding at September 30, 2009	22,716,387	20.36	5.71	$36,289,108

Options exercisable at September 30, 2009	16,216,512	19.20	4.58	$36,236,274

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited become available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The weighted average (except for risk-free rate of return) assumptions for stock option grants during the nine months ended September 30, 2009, were expected as follows:

Volatility	33%
Dividend yield	0%
Option term	4.75 years
Risk-free rate of return	2.37%

During the three months ended September 30, 2009 and 2008, we recognized stock option expense of $5.6 million and $5.9 million, respectively. During the nine months ended September 30, 2009 and 2008, we recognized stock option expense of $16.7 million and $17.7 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit (“stock unit”) activity during the first nine months of 2009:

	Employees	Directors	Total
Stock units outstanding at December 31, 2008	1,753,230	71,681	1,824,911
Stock units issued	1,077,870	36,926	1,114,796
Shares issued upon vesting of stock units	(320,318)	(34,284)	(354,602)
Stock units canceled or forfeited(1)	(147,314)	(9,203)	(156,517)

Stock units outstanding at September 30, 2009	2,363,468	65,120	2,428,588

Weighted average grant date fair value	$23.58	$17.98	$23.46

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended September 30, 2009 and 2008, we recognized stock unit expense of $4.5 million and $3.0 million, respectively. During the nine months ended September 30, 2009 and 2008, we recognized stock unit expense of $12.8 million and $8.9 million, respectively.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income attributable to Dean Foods Company	$49,653	$37,752	$190,042	$117,409
Denominator:
Average common shares	180,352,408	153,137,212	167,756,880	147,688,222

Basic EPS from net income attributable to Dean Foods Company	$0.28	$0.25	$1.13	$0.80

Diluted EPS computation:
Numerator:
Net income attributable to Dean Foods Company	$49,653	$37,752	$190,042	$117,409
Denominator:
Average common shares — basic	180,352,408	153,137,212	167,756,880	147,688,222
Stock option conversion(1)	2,513,644	4,035,168	2,610,214	4,551,102
Stock units(2)	199,963	113,784	326,254	195,304

Average common shares — diluted	183,066,015	157,286,164	170,693,348	152,434,628

Diluted EPS from continuing operations	$0.27	$0.24	$1.11	$0.77

(1) Anti-dilutive shares excluded	13,144,671	9,980,380	12,726,534	9,967,473
(2) Anti-dilutive stock units excluded	1,046,079	561,365	108,301	956,632

10. Employee Retirement and Postretirement Benefits

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Components of net periodic pension cost:
Service cost	$721	$620	$2,163	$1,861
Interest cost	4,208	4,040	12,624	12,120
Expected return on plan assets	(3,494)	(4,796)	(10,482)	(14,389)
Recognized settlement gain	(9)	—	(28)	—
Amortizations:
Unrecognized transition obligation	28	28	84	84
Prior service cost	231	222	694	668
Unrecognized net loss	3,023	510	9,069	1,529

Net periodic benefit cost	$4,708	$624	$14,124	$1,873

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Components of net periodic benefit cost:
Service cost	$13	$380	$39	$1,140
Interest cost	234	426	702	1,278
Amortizations:
Prior service cost	(84)	(17)	(251)	(51)
Unrecognized net loss	265	156	795	467

Net periodic benefit cost	$428	$945	$1,285	$2,834

11. Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $6.3 million and $9.0 million during the three months ended September 30, 2009 and 2008, respectively, and $26.0 million and $16.4 million during the nine months ended September 30, 2009 and 2008, respectively. Those costs included the following types of cash and non-cash charges:

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

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Closure of facilities:
Fresh Dairy Direct(1)	$6,267	$8,130	$24,828	$12,375
WhiteWave-Morningstar(2)	22	549	1,076	3,493
Other	14	281	61	502

Total	$6,303	$8,960	$25,965	$16,370

(1)	Charges primarily relate to two facility closures which were approved and announced in April 2009 in Flint, Michigan and Lincoln, Nebraska and two facilities which were approved and announced in June 2009 in Portsmouth, Virginia and Kingsport, Tennessee, as well as previously announced closures.

(2)	Charges primarily relate to shutdown and other costs associated with the previously announced closure of a facility in Belleville, Pennsylvania.

Activity for the first nine months of 2009 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2008	Charges	Payments	Accrued Charges at September 30, 2009
	(In thousands)
Cash charges:
Workforce reduction costs	$1,739	$6,849	$(3,878)	$4,710
Shutdown costs	13	3,711	(3,684)	40
Lease obligations after shutdown	—	181	(181)	—
Other	14	292	(286)	20

Subtotal	$1,766	11,033	$(8,029)	$4,770

Noncash charges:
Write-down of assets(1)		14,932

Total charges		$25,965

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision was made to close the facilities. Estimates of future cash flows used to test the recoverability of the assets included the net cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. The inputs for the fair value calculation were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support and decision-making infrastructure, supply chain, selling organization, brand building and product innovation. These initiatives will require investments in people, systems, tools and facilities. As a direct result of these initiatives, over the next several years, we will incur facility closing and reorganization costs including:

•	One-time termination benefits to employees;

•	Write-down of operating assets prior to the end of their respective economic useful lives;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

We consider several factors when evaluating a potential facility closure, including, among other things, the impact of such a closure on our customers, the impact on production, distribution and overhead costs, the investment required to complete any such closure and the impact on future investment decisions. Some facility closures are pursued to improve our operating cost structure, while others enable us to avoid unnecessary capital expenditures, allowing us to more prudently invest our capital expenditure dollars in our production facilities and better serve our customers.

The total carrying value of closed facilities and other assets held for sale was $26.5 million at September 30, 2009. We are marketing these properties for sale. Accordingly, these assets are classified as held for sale and appropriately no longer depreciated. The balance of these assets is included in the other current assets line in our condensed consolidated balance sheets.

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

A summary of our hedging derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 is as follows (in thousands):

	Fair Value as of September 30, 2009	Level 1	Level 2	Level 3
Asset — Commodities swap	$343	$—	$343	$—
Liability — Interest rate swap contracts	$(157,149)	$—	$(157,149)	$—

See Note 7 for additional disclosures regarding our derivative activities.

The fair value of our senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the fair and carrying values of our senior and subsidiary senior notes (in thousands) as of September 30, 2009.

	Fair Value as of September 30, 2009	Carrying Value as of September 30, 2009
Dean Foods Company senior notes	$476,250	$498,541
Subsidiary senior notes	$133,480	$125,677

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we believe we have not materially breached, any of our related milk supply agreements with DFA.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured. These deductibles are $2.0 million for casualty claims, but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims.

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

In June 2009, we announced our intention to relocate our corporate headquarters to a leased facility in Dallas, Texas. The new facility is in close proximity to our existing headquarters. The relocation of personnel is expected to begin in the first quarter of 2010. The decision to relocate the headquarters is due in part to the growth of the company and the increased centralization of strategic, operational and functional personnel. The lease agreement for the existing headquarters facility terminates at the end of 2010. In connection with the relocation, we will incur duplicate lease expense, as well as move-related expenses in 2010. These costs are not expected to be material to our consolidated results of operations.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and is currently pending before the Court. These matters are currently in discovery and we intend to vigorously defend against them.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, on September 1, 2009, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motion in the retailer action.

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint is similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. We intend to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well as Richard Fehr, an officer of the Company, and former director Alan Bernon among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. Both motions are currently pending before the Court.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater in to the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims.

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

Other — We are in discussion with numerous states most, but not all of whom, have appointed an agent to conduct an examination of our books and records to determine whether we have complied with state unclaimed property laws. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. At this time, it is not possible for us to predict the ultimate outcome of these potential examinations.

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

Our WhiteWave-Morningstar segment consists of three aggregated operations: WhiteWave, Morningstar and Alpro. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® dairy products, International Delight® coffee creamers, LAND O LAKES® creamer and fluid dairy products and Rachel’s Organic® dairy products. Morningstar is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. Alpro is a leading provider of branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Morningstar products are delivered through warehouse delivery systems.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,061,652	$2,523,357	$6,217,604	$7,432,072
WhiteWave-Morningstar	709,704	671,312	1,936,281	1,942,116
Corporate and Other(1)	2,151	—	3,846	—

Total	$2,773,507	$3,194,669	$8,157,731	$9,374,188

Intersegment sales:
Fresh Dairy Direct	$12,795	$13,210	$40,307	$38,197
WhiteWave-Morningstar	69,594	72,561	205,110	204,971

Total	$82,389	$85,771	$245,417	$243,168

Operating income:
Fresh Dairy Direct	$145,664	$140,444	$495,948	$425,606
WhiteWave-Morningstar	68,611	41,321	204,092	136,012

Total reportable segment operating income	214,275	181,765	700,040	561,618
Corporate and Other(1)	(70,854)	(40,991)	(187,660)	(120,152)
Facility closing and reorganization	(6,303)	(8,960)	(25,965)	(16,370)

Total	$137,118	$131,814	$486,415	$425,096

(1)	Includes Hero/WhiteWave joint venture.

	September 30, 2009	December 31, 2008

	(In thousands)
Assets:
Fresh Dairy Direct	$4,667,988	$4,732,074
WhiteWave-Morningstar	2,680,346	2,063,717
Corporate and Other	281,640	244,401

Total	$7,629,974	$7,040,192

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(In thousands)
Net sales to external customers:
Domestic	$2,679,139	$3,167,066	$8,037,765	$9,286,762
Foreign	$94,368	$27,603	$119,966	$87,426

	September 30, 2009	December 31, 2008

	(In thousands)
Long-lived assets:
Domestic	$5,574,606	$5,550,561
Foreign	$537,986	$8,438

During the quarter ended September 30, 2009, net sales from our foreign operations increased due to the acquisition of Alpro, which was completed in July 2009, offset by the exit of certain business relationships within our previously existing foreign operations.

Significant Customers — Our Fresh Dairy Direct and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales in the three and nine months ended September 30, 2009 and 2008. Approximately 19% of our consolidated net sales in the three months ended September 30, 2009 and 2008, and approximately 19% and 18% of our consolidated net sales in the nine months ended September 30, 2009 and 2008, respectively, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q and we undertake no obligation to update any of these forward-looking statements, except as required by law. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the sections entitled, “Part II — Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q for our quarter ended June 30, 2009, “Part I — Item 1A — Risk Factors” in our 2008 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the leading food and beverage companies in the United States. Our Fresh Dairy Direct segment (“Fresh Dairy Direct”), previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. Additionally, our WhiteWave-Morningstar segment markets and sells a variety of nationally branded soy, dairy and dairy related products, private label cultured and extended shelf life dairy products and with the recent acquisition of Alpro, is now a leading provider of branded soy-based beverage and food products in Europe.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 75% of our consolidated net sales for the three and nine months ended September 30, 2009. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Fresh Dairy Direct’s corporate sales department.

WhiteWave-Morningstar — WhiteWave-Morningstar’s net sales were approximately 25% of our consolidated net sales for the three and nine months ended September 30, 2009. WhiteWave-Morningstar manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® organic dairy, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. We license the LAND O LAKES name from a third party. With the recent acquisition of Alpro, White Wave-Morningstar now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. WhiteWave-Morningstar also includes private label cultured and extended shelf life dairy products including ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products through a combination of internal and external sales forces.

Recent Developments

Developments Since January 1, 2009

Current Dairy Environment — During the first nine months of 2009, conventional raw milk prices have been significantly lower than the historically high levels experienced in 2008 and 2007 with a generally increasing price trend as we closed out the third quarter. We expect the average Class I mover will continue to rise over the balance of the year and into 2010. However, with continued sluggish global demand and United States and global dairy inventories at relatively high levels, we do not expect a return in 2010 to the record conventional milk prices we experienced in 2008 or 2007.

Organic Milk Environment — During the first nine months of 2009, we have continued to experience a slowing of growth in the organic milk category from 2008, declining to relatively flat year-over-year levels in the third quarter of 2009 as consumers have become more price sensitive to organic milk due to the current decline in the economic environment coupled with the lower cost of conventional milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Appointment of Joe Scalzo as Dean Foods Chief Operating Officer (“COO”) — On October 21, 2009, we announced the promotion of Joe Scalzo to COO, effective November 1. In his new role, Mr. Scalzo will oversee all of our operations, including Fresh Dairy Direct, WhiteWave, Morningstar, Alpro and the Hero/Whitewave joint venture, as well as key strategic functions including worldwide supply chain and research and development.

Acquisitions — On July 2, 2009, we completed the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium, for an aggregate purchase price of €313.5 million ($439.0 million), excluding transaction costs that were expensed as incurred. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category. During the nine months ended September 30, 2009, we completed three other acquisitions of businesses for an aggregate purchase price of approximately $53.0 million subject to final closing adjustments and excluding transaction costs that were expensed as incurred. All of these acquisitions were funded with borrowings under our senior revolving credit facility.

We recorded approximately $11.6 million and $24.4 million in acquisition-related expenses during the three and nine months ended September 30, 2009, respectively, in connection with these acquisitions, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our condensed consolidated statements of income.

On October 11, 2009, we completed the acquisition of a manufacturer, marketer and distributor of quality branded milk, juice, chilled beverages and other dairy products for an aggregate purchase price of $90.0 million, subject to final closing adjustments and excluding transaction costs that were expensed as incurred.

Facility Closings and Reorganization Activities — We approved and announced our intent to effect the closure of four facilities within Fresh Dairy Direct during 2009. We recorded approximately $14.9 million in related impairment charges and $11.0 million in employee termination and other costs associated with these closures during the nine months ended September 30, 2009. Total facility closing and reorganization costs were $26.0 million during the nine months ended September 30, 2009. See Note 11 to our condensed consolidated financial statements.

Equity Offering — In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.5 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Noncontrolling Interest — Beginning January 1, 2009, in conjunction with entering into several new agreements between us and the Hero/WhiteWave joint venture, we have concluded that, despite the legal ownership structure, we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting noncontrolling interest’s share in the equity of the joint venture is presented in the condensed consolidated balance sheets and condensed consolidated statement of stockholders’ equity and the net loss attributable to the noncontrolling interest is presented in the condensed consolidated statements of income. We recorded a net loss attributable to our noncontrolling interest of $5.4 million during the nine months ended September 30, 2009.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2009		2008		2009		2008
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,773.5	100.0%	$3,194.7	100.0%	$8,157.7	100.0%	$9,374.2	100.0%
Cost of sales	1,985.5	71.6	2,463.0	77.1	5,846.8	71.7	7,214.6	77.0

Gross profit(1)	788.0	28.4	731.7	22.9	2,310.9	28.3	2,159.6	23.0
Operating costs and expenses:
Selling and distribution	474.5	17.1	468.5	14.6	1,339.0	16.4	1,368.1	14.6
General and administrative	167.5	6.0	120.7	3.8	453.2	5.6	345.0	3.7
Amortization of intangibles	2.5	0.1	1.7	0.1	6.4	0.1	5.0	0.1
Facility closing, reorganization	6.3	0.2	9.0	0.3	26.0	0.3	16.4	0.1

Total operating costs and expenses	650.8	23.4	599.9	18.8	1,824.6	22.4	1,734.5	18.5

Total operating income	$137.2	5.0%	$131.8	4.1%	$486.3	5.9%	$425.1	4.5%

(1)	As disclosed in Note 1 to our condensed consolidated financial statements in our 2008 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended September 30
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$2,061.6	$2,523.4	$(461.8)	(18.3)%
WhiteWave-Morningstar	709.7	671.3	38.4	5.7%
Corporate and Other(1)	2.2	—	2.2	—

Total	$2,773.5	$3,194.7	$(421.2)	(13.2)%

(1)	Includes Hero/WhiteWave joint venture.

The change in net sales was due to the following:

	Quarter Ended September 30, 2009 vs Quarter Ended September 30, 2008
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$57.7	$(31.9)	$(487.6)	$(461.8)
WhiteWave-Morningstar	82.4	(30.7)	(13.3)	38.4
Corporate and Other(1)	—	2.2	—	2.2

Total	$140.1	$(60.4)	$(500.9)	$(421.2)

(1)	Includes Hero/WhiteWave joint venture.

Net sales decreased $421.2 million during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to lower pricing in our Fresh Dairy Direct segment as significantly lower commodity costs were passed through to customers. Within Fresh Dairy Direct, recent acquisitions and strong execution drove higher fluid milk sales volumes of 2.5%, partly offset by lower sales volumes in other products. Net sales in our WhiteWave-Morningstar segment increased primarily due to the acquisition of Alpro, partly offset by lower net sales at Morningstar due to the pass through of lower commodity costs to customers and slightly lower sales volume, coupled with the exit of certain business relationships within the WhiteWave business.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales decreased $477.5 million, or 19%, in the third quarter of 2009 from the third quarter of 2008 primarily due to continued favorable commodity prices, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network. Although commodity prices remain low compared to 2008 levels, we anticipate that these conditions will moderate in the near term.

Operating Costs and Expenses — Our operating expenses increased $50.9 million, or 8%, in the third quarter of 2009 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

General and administrative costs increased $46.8 million primarily driven by investments in supply chain, information technology and research and development; higher personnel-related costs, including incentive-based compensation, defined benefit plan expenses, share-based compensation expense and additional headcount; higher professional fees and other outside services primarily related to our strategic initiatives, as well as higher legal fees and transaction-related costs.

•

Selling and distribution costs increased $6.0 million primarily due to incremental selling and marketing costs particularly related to our Hero/WhiteWave joint venture and our recent acquisition of Alpro, partly offset by lower fuel costs and benefits from our strategic initiatives across our distribution network.

•

Net facility closing and reorganization costs decreased $2.7 million during the third quarter of 2009 compared to the third quarter of 2008. See Note 11 to our condensed consolidated financial statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $59.5 million in the third quarter of 2009 from $74.7 million in the third quarter of 2008, primarily due to lower average debt balances and lower interest rates during the third quarter of 2009 compared to the prior year.

Income Taxes — Income tax expense was recorded at an effective rate of 38.9% in the third quarter of 2009 compared to 34.1% in the third quarter of 2008. Our effective tax rate varies primarily based on the relative earnings of our business units. During the third quarter of 2008, our effective tax rate was reduced due to settlement of taxing authority examinations, adjustments to credit carryforwards, and the effects of state tax law changes.

Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008 — Results by Segment

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are sales volumes, gross profit and operating income.

	Quarter Ended September 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,061.6	100.0%	$2,523.4	100.0%
Cost of sales	1,494.3	72.5	1,958.4	77.6

Gross profit	567.3	27.5	565.0	22.4
Operating costs and expenses	421.7	20.5	424.5	16.8

Total segment operating income	$145.6	7.0%	$140.5	5.6%

Net Sales — Fresh Dairy Direct’s net sales decreased 18% during the third quarter of 2009 as compared to the third quarter of 2008 primarily due to lower pricing driven by significantly lower commodity costs passed through to customers. Recent acquisitions and strong execution drove higher fluid milk sales volumes of 2.5%, partly offset by lower sales volumes in other products.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2009 compared to the third quarter of 2008:

	Quarter Ended September 30*
	2009	2008	% Change
Class I mover(1)	$10.41	$18.97	(45)%
Class I raw skim milk mover(1)(2)	6.26	13.58	(54)
Class I butterfat mover(2)(3)	1.25	1.68	(26)
Class II raw skim milk minimum(1)(4)	6.79	11.55	(41)
Class II butterfat minimum(3)(4)	1.25	1.75	(29)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2008 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Throughout 2009, we have experienced a highly competitive environment with higher pricing sensitivity by our customers, as well as continued consolidation in the retail grocery industry, resulting in increased competition for a smaller customer base. Also, we have faced a continued consumer shift from branded to private label products. Despite these challenges, we continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers, and our continued focus to drive productivity and efficiency within our operations.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales decreased $464.1 million, or 24%, in the third quarter of 2009 from the third quarter of 2008, primarily due to continued favorable commodity trends, particularly raw milk costs.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by $2.8 million, or 1%, during the third quarter of 2009 from the third quarter of 2008. The decrease was primarily due to lower fuel costs and benefits from our strategic initiatives across our distribution network, largely offset by increased selling and marketing expenses in the quarter related to product line introductions, as well as higher personnel-related costs, including incentive-based compensation and additional headcount.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended September 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$709.7	100.0%	$671.3	100.0%
Cost of sales	492.1	69.3	504.2	75.1

Gross profit	217.6	30.7	167.1	24.9
Operating costs and expenses	149.0	21.0	125.8	18.7

Total segment operating income	$68.6	9.7%	$41.3	6.2%

Net Sales — Net sales of the WhiteWave-Morningstar segment increased $38.4 million to $709.7 million in the third quarter of 2009, primarily driven by the acquisition of Alpro, largely offset by lower net sales at Morningstar due to the pass through of lower commodity costs to customers and slightly lower sales volumes impacted by weakness in the retail and foodservice channels, primarily sour cream and yogurt. Net sales at WhiteWave declined slightly driven by the exit of certain foodservice and lactose-free business relationships, as well as our private label milk business in the UK, partially offset by volume increases in our Silk, International Delight, and LAND O LAKES products.

During 2009, we continued to experience a slowing of growth in the organic milk category from 2008. We believe milk consumers have become more price sensitive to organic milk due to the current decline in the economic environment coupled with lower conventional milk prices. Despite these continued challenges, during the third quarter of 2009, Horizon Organic outperformed the overall category with an increase in market share. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased $12.1 million, or 2%, in the third quarter of 2009 from the third quarter of 2008. This decrease was primarily driven by lower sales volumes, continued trends of lower commodity costs, as well as productivity initiatives partly offset by the impact of our Alpro acquisition.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $23.2 million, or 18%, during the third quarter of 2009 from the third quarter of 2008 primarily due to the impact of our acquisition of Alpro, offset by relatively flat operating costs in the WhiteWave and Morningstar operations which was driven by lower fuel costs, productivity and distribution initiatives, as well as tight overall expense control.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Nine Months Ended September 30
			$ Increase/	% Increase/
	2009	2008	(Decrease)	(Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$6,217.6	$7,432.1	$(1,214.5)	(16.3)%
WhiteWave-Morningstar	1,936.3	1,942.1	(5.8)	(0.3)%
Corporate and Other(1)	3.8	—	3.8	—

Total	$8,157.7	$9,374.2	$(1,216.5)	(13.0)%

(1)	Includes Hero/WhiteWave joint venture.

The change in net sales was due to the following:

	Nine Months Ended September 30, 2009 vs Nine Months Ended September 30, 2008
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$134.3	$(71.2)	$(1,277.6)	$(1,214.5)
WhiteWave-Morningstar	83.8	(67.6)	(22.0)	(5.8)
Corporate and Other(1)	—	3.8	—	3.8

Total	$218.1	$(135.0)	$(1,299.6)	$(1,216.5)

(1)	Includes Hero/WhiteWave joint venture.

Net sales decreased $1.22 billion during the first nine months of 2009 as compared to the first nine months of 2008 primarily due to lower pricing in our Fresh Dairy Direct segment, as significantly lower commodity costs were passed through to customers. Within Fresh Dairy Direct, recent acquisitions and strong execution drove higher fluid milk sales volumes of approximately 2.1%, which was more than offset by lower sales volumes in other products. Net sales in our WhiteWave-Morningstar segment declined slightly primarily due to lower net sales at Morningstar due to the pass through of lower commodity costs to customers and slightly lower sales volume, coupled with the exit of certain business relationships, largely offset by our acquisition of Alpro.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales decreased $1.4 billion, or 19%, in the first nine months of 2009 from the first nine months of 2008 primarily due to continued favorable commodity prices, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network. Although commodity prices remain low compared to 2008 levels, we anticipate that these conditions will moderate in the near term.

Operating Costs and Expenses — Our operating expenses increased $90.1 million, or 5%, in the first nine months of 2009 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

General and administrative costs increased $108.2 million primarily driven by investments in supply chain, information technology and research and development; higher personnel-related costs, including incentive-based compensation, defined benefit plan expenses, share-based compensation expense and additional headcount; higher professional fees and other outside services primarily related to our strategic initiatives, as well as higher transaction-related costs.

•

Selling and distribution costs decreased $29.1 million driven by lower fuel costs and benefits from our strategic initiatives across our distribution network partly offset by higher selling and marketing expenses primarily attributable to our Hero/WhiteWave joint venture and the impact of our recent Alpro acquisition.

•

Net facility closing and reorganization costs increased $9.6 million during the first nine months of 2009 as compared to the first nine months of 2008. See Note 11 to our condensed consolidated financial statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $187.8 million in the first nine months of 2009 from $235.0 million in the first nine months of 2008, primarily due to lower average debt balances and lower interest rates during the first nine months of 2009 compared to the prior year. Additionally, a $4.2 million gain was recognized related to a Euro-based forward contract during the first nine months of 2009.

Income Taxes — Income tax expense was recorded at an effective rate of 39.0% in the first nine months of 2009 compared to 38.0% in the first nine months of 2008. Our effective tax rate varies primarily based on the relative earnings of our business units. During the first nine months of 2008, our effective tax rate was reduced due to settlement of taxing authority examinations, adjustment to tax credit carryforwards, and the effects of state tax law changes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 — Results by Segment

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are sales volumes, gross profit and operating income.

	Nine Months Ended September 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$6,217.6	100.0%	$7,432.1	100.0%
Cost of sales	4,491.5	72.2	5,776.6	77.7

Gross profit	1,726.1	27.8	1,655.5	22.3
Operating costs and expenses	1,230.1	19.8	1,229.8	16.6

Total segment operating income	$496.0	8.0%	$425.7	5.7%

Net Sales — Fresh Dairy Direct’s net sales decreased 16% during the first nine months of 2009 versus the first nine months of 2008, primarily due to lower pricing as significantly lower commodity costs were passed through to customers. Recent acquisitions and strong execution drove higher fluid milk sales volumes of approximately 2.1%, more than offset by lower sales volumes in other products.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the nine months ended September 30, 2009 compared to the same period of 2008:

	Nine Months Ended September 30*
	2009	2008	% Change
Class I mover(1)	$10.95	$18.63	(41)%
Class I raw skim milk mover(1)(2)	6.93	13.86	(50)
Class I butterfat mover(2)(3)	1.22	1.50	(19)
Class II raw skim milk minimum(1)(4)	6.65	11.96	(44)
Class II butterfat minimum(3)(4)	1.21	1.55	(22)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2008 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Throughout 2009, we have experienced a competitive environment with higher pricing sensitivity by our customers resulting in increased competition for a smaller customer base. Also, we have faced a continued consumer shift from branded to private label products. Despite these challenges, we continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers, and our continued focus to drive productivity and efficiency within our operations.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales decreased $1.29 billion, or 22%, in the first nine months of 2009 from the first nine months of 2008 primarily due to continued favorable commodity trends, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network, partly offset by higher personnel-related costs.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased $0.3 million during the first nine months of 2009 from the first nine months of 2008. The increase was driven by higher professional fees primarily related to strategic initiatives, particularly supply chain and information technology, increased advertising expenses and higher personnel-related costs. These increases were substantially offset by a decline in distribution costs related to lower fuel costs and strategic initiatives across our distribution network.

WhiteWave-Morningstar

The key performance indicators of our WhiteWave-Morningstar segment are sales volumes, net sales dollars, gross profit and operating income.

	Nine Months Ended September 30
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,936.3	100.0%	$1,942.1	100.0%
Cost of sales	1,356.0	70.0	1,436.9	74.0

Gross profit	580.3	30.0	505.2	26.0
Operating costs and expenses	376.3	19.5	369.2	19.0

Total segment operating income	$204.0	10.5%	$136.0	7.0%

Net Sales — Net sales of the WhiteWave-Morningstar segment decreased $5.8 million to $1.9 billion during the first nine months of 2009, as a result of lower net sales at Morningstar due to the pass through of lower commodity costs to customers and slightly lower sales volumes impacted by weakness in the retail and foodservice channels, primarily sour cream and yogurt. Net sales at WhiteWave declined slightly, driven by the exit of certain foodservice and lactose-free business relationships, as well as, our private label milk business in the U.K. These declines were offset by the impacts of our Alpro acquisition and volume increases in our Silk, International Delight and LAND O LAKES® products.

During the first nine months of 2009, we continued to experience a slowing of growth in the organic milk category from 2008. We believe milk consumers have become more price sensitive to organic milk due to the current decline in the economic environment coupled with lower conventional milk prices. Despite these continued challenges, during the third quarter of 2009, Horizon Organic outperformed the overall category with an increase in market share. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased $80.9 million, or 6%, in the first nine months of 2009 from the first nine months of 2008. This decrease was primarily driven by continued lower commodity costs, as well as productivity initiatives partly offset by the impacts of our Alpro acquisition.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $7.1 million, or 2%, during the first nine months of 2009 from the first nine months of 2008 driven by the impact of the acquisition of Alpro largely offset by lower distribution costs due to lower sales volumes and lower fuel costs, as well as overall tight cost control.

Liquidity and Capital Resources

As of September 30, 2009, the volatility in the capital and credit markets has not had any material adverse impact on our liquidity. Based on information available to us, each of the financial institutions syndicated under our senior secured credit facility and our receivables-backed facility are able to fulfill their commitments. However, there can be no assurance that each financial institution will be able to continue to fulfill its funding obligations.

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

At September 30, 2009, we had $4.2 billion of outstanding debt obligations and cash-on-hand of $38.6 million. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. In July 2009, we made additional borrowings under our senior secured credit facility in connection with our acquisition of Alpro. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.5 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance for the foreseeable future. As of September 30, 2009, our leverage ratio was 3.97 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted leverage ratio as of September 30, 2009 is 5.75 times, which declines to 5.00 times as of December 31, 2009, with a final step down to 4.50 times as of December 31, 2010.

Historical Cash Flow

The following table summarizes our cash flows from continuing operations, investing and financing activities:

	Nine Months Ended September 30
	2009	2008	Change
Net cash flows from:
Continuing operations	$502,700	$458,723	$43,977
Investing activities	(657,185)	(239,087)	(418,098)
Financing activities	157,297	(227,008)	384,305
Discontinued operations	(238)	(463)	225
Effect of exchange rate changes on cash and cash equivalents	10	—	10

Net increase (decrease) in cash and cash equivalents	$2,584	$(7,835)	$10,419

Operating Activities

Net cash provided by operating activities from continuing operations increased due to higher net earnings, as well as a decrease in our working capital requirements. Our working capital requirements declined primarily due to the decrease in accounts receivable associated with declining commodity costs. Accounts receivable was a source of cash of $118.9 million during the first nine months of 2009 compared to $25.1 million in the first nine months of 2008. The change in accounts receivable was driven by the lower average accounts receivable balances in 2009 as compared to 2008 related to the pass-through of relatively lower raw milk costs and other commodity costs in 2009 versus 2008. Accounts payable and accrued expenses represented a use of cash of $1 million in 2009 compared to a source of cash of $67.6 million in the same period of the prior year. Accrued income taxes represented a use of cash of $29.5 million in 2009 compared to a source of cash of $20.8 million in the same period of the prior year.

Investing Activities

Net cash used in investing activities increased during the first nine months of 2009 primarily due to higher payments for acquisitions. During the first nine months of 2009, we made $171.2 million in capital expenditures and we completed several acquisitions requiring the use of cash of $491.7 million. During the same period of the prior year, we made $171.0 million in capital expenditures and we completed several acquisitions requiring the use of $75.2 million in cash.

Financing Activities

Net cash provided by financing activities during the first nine months of 2009 primarily relates to the issuance of 25.4 million shares of our common stock resulting in net proceeds of $444.5 million from the offering offset by repayments of debt of $301.9 million. In the first nine months of 2008 we reduced our debt by approximately $653.1 million with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations as disclosed in our 2008 Annual Report on Form 10-K.

Effective March 30, 2009, we amended our receivables-backed facility to reflect the reallocation of commitments among the financial institutions following the addition of one institution to our receivables-backed program and to change the facility to be a 364-day facility, terminating on March 29, 2010.

In June 2009, we announced our intention to relocate our corporate headquarters to a leased facility in Dallas, Texas. The new facility is in close proximity to our existing headquarters. The relocation of personnel is expected to begin in the first quarter of 2010. The decision to relocate the headquarters is due in part to the growth of the company and the increased centralization of strategic, operational and functional personnel. The lease agreement for the existing headquarters facility terminates at the end of 2010. In connection with the relocation, we will incur duplicate lease expense, as well as move-related expenses in 2010. These costs are not expected to be material to our consolidated results of operations.

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

Other Commitments and Contingencies

On December 21, 2001, in connection with our acquisition of Legacy Dean we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, will be expensed as incurred. We have not terminated, and we believe we have not materially breached, any of our related milk supply agreements with DFA.

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

Future Capital Requirements

During 2009, we intend to invest a total of approximately $275 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $235 million based on current debt levels under our senior secured credit facility and receivables-backed facility, including the impact of borrowings related to the acquisitions during the first nine months of 2009. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $12.0 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility and receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future. At October 29, 2009, approximately $1.38 billion was available under the receivables-backed and revolving credit facilities, subject to the limitations of our credit agreement.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in Fresh Dairy Direct and WhiteWave-Morningstar is conventional milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct and our Morningstar operations change the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

During the first nine months of 2009, conventional raw milk prices have been significantly lower than the historically high levels experienced in 2008 and 2007 with a generally increasing price trend as we closed out the third quarter. We expect the average Class I mover will continue to rise over the balance of the year and into 2010. However, with continued sluggish global demand and United States and global dairy inventories at relatively high levels, we do not expect a return in 2010 to the record conventional milk prices we experienced in 2008 or 2007.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 85% of our organic raw milk from a network of approximately 500 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third-party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand thereby creating pricing pressures and creating challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased.

During the first nine months of 2009, we have continued to experience a slowing of growth in the organic milk category from 2008, declining to relatively flat year-over-year levels in the third quarter of 2009 as consumers have become more price sensitive to organic milk due to the current decline in the economic environment coupled with the lower cost of conventional milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we began augmenting our current product line by offering customers and consumers soy-based products manufactured with non — Genetically Modified Organism (“non-GMO”) soybeans. The launch of these new products has shifted a substantial portion of our raw material requirements from organic to non-GMO soybeans. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. In 2009, we do not believe our overall costs for soybeans will differ materially from 2008 and we have already secured the majority of our anticipated needs for soybeans for the remainder of 2009.

Fuel and Resin Costs — Fresh Dairy Direct purchases approximately 3.7 million gallons of diesel fuel per month to operate its extensive DSD system. WhiteWave-Morningstar primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. We have entered into fixed price contracts for a portion of our fuel purchases for the period April 1, 2009 through December 31, 2009 to mitigate volatility in diesel prices and we entered into a swap agreement intended to fix a portion of our fuel charges which are a component of our hauling agreements with third-party distributors. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a petroleum-based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Diesel and resin inflation escalated in 2007 and peaked in mid-2008 before significantly declining during the fourth quarter of 2008. We believe the prices of both resin and diesel fuel will continue to fluctuate over the balance of 2009.

Competitive Environment

We have experienced a highly competitive environment with higher pricing sensitivity by our customers, as well as continued consolidation in the retail grocery industry, resulting in increased competition for a smaller customer base. Over the past few years, Fresh Dairy Direct has been subject to a number of competitive bidding situations, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, higher levels of price competition and higher resistance to pricing are becoming more widespread in our business. We expect these competitive pressures to continue. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not have contracts with many of our customers, including our largest customers, and to the extent such contracts do exist, they are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 39.0% in the first nine months of 2009 compared to 38.0% in the first nine months of 2008. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws, may cause the rate to change from historical rates.

See “Part I — Item 1A— Risk Factors” in our 2008 Annual Report on Form 10-K and “Part II – Item 1A — Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risks as provided in our 2008 Annual Report on Form 10-K other than those discussed below.

We are exposed to commodity price fluctuations, including milk, organic and non-GMO soybeans, butterfat, sugar and other commodity costs used in the manufacturing, packaging and distribution of our products, including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchase agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically a range from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients, as well as other commodities. Although we utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

In June 2009, in conjunction with our acquisition of Alpro, we entered into a forward contract to purchase €325.0 million, to hedge the change in the fair value of the firm acquisition commitment resulting from foreign currency exchange rate fluctuations. The forward contract was not designated as a hedging instrument. In July 2009, the acquisition was completed, and the forward contract was settled, with a cumulative net settlement gain of $4.2 million.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

We were named, among several defendants, in two purported class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities (“dairy farmer actions”). A third purported class action antitrust complaint (“retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The complaint in the retailer action was amended on March 28, 2008. The amended complaint alleges generally that we, either acting alone or in conjunction with others in the milk industry, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers and that the defendants’ conduct also artificially inflated retail prices for direct milk purchasers. Four additional purported class action complaints were filed on August 27, 2007, October 3, 2007, November 15, 2007 and February 13, 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions.

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and is currently pending before the Court. These matters are currently in discovery and we intend to vigorously defend against them.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, on September 1, 2009, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motion in the retailer action.

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint is similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. We intend to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well as Richard Fehr, an officer of the Company, and former director Alan Bernon among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. Both motions are currently pending before the Court.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater in to the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

On October 22, 2009, we received a notice from the United States Environmental Protection Agency (the “EPA”) that it plans to file an administrative complaint for civil penalties against Country Fresh, LLC alleging our failure to meet certain procedural requirements with respect to the risk management program at our former facility in Flint, Michigan. The maximum proposed penalty is $250,000. We are currently investigating the EPA’s allegations and preparing a response to its notice.

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

There have been no material changes from the risk factors disclosed in our 2008 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 5.	Other Information

Effective November 1, 2009, we promoted Joe Scalzo to Chief Operating Officer. In connection with this promotion, on November 3, 2009, the Compensation Committee of the Company’s Board of Directors approved a promotional compensation package for Mr. Scalzo. Mr. Scalzo will earn $800,000 annually, with a target short-term incentive payout of 100% of his annualized base salary, prorated based on the amount of time served as Chief Operating Officer and as President and CEO of our WhiteWave-Morningstar operations. In addition, on November 3, 2009, Mr. Scalzo received a grant of 17,689 restricted stock units, which vest in equal installments over a period of three years, beginning on the first anniversary of the date of the grant. Mr. Scalzo’s promotional offer letter is attached as Exhibit 10.1 to this Form 10-Q, and this description is qualified entirely by reference to such letter.

On November 3, 2009, we made additional grants of restricted stock units to our executive officers in the amounts specified below:

Executive Officer	Restricted Stock Units
Harrald Kroeker	11,792
Gregg Tanner	8,844
Jack Callahan	5,896
Kelly Duffin-Maxwell	4,422
Steve Kemps	4,422
Greg McKelvey	4,422
Paul Moskowitz	4,422
Chris Sliva	4,422
Debbie Carosella	2,948

Such grants will vest in two equal installments on each of the second and third anniversaries of the grant. The grants made to Mr. Scalzo and to our other executive officers were pursuant to the terms and conditions of the Dean Foods Company 2007 Stock Incentive Plan.

Item 6.	Exhibits

10.1*	Employment Agreement between us and Joe Scalzo dated November 3, 2009 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

*	This exhibit is a management or compensatory contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/S/ RONALD L. MCCRUMMEN
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

November 4, 2009