Form 10-K
period 2009-12-31
DEAN FOODS CO
filed 2010-02-25
CIK 931336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year Ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned-issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2009, based on the $19.19 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2009, was approximately $3.36 billion.

The number of shares of the registrant’s common stock outstanding as of February 19, 2010, was 181,300,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 19, 2010 (to be filed) are incorporated by reference into Part III of this Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described under these sections.

PART I

Item 1.	Business

We are one of the leading food and beverage companies in the United States. Fresh Dairy Direct, previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Morningstar markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow®, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. With the addition of our recently acquired Alpro business in Europe, WhiteWave-Morningstar now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

Our principal executive offices are located at 2515 McKinney Avenue, Suite 1200, Dallas, Texas 75201. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Our Reportable Segments

We have two reportable segments, Fresh Dairy Direct and WhiteWave-Morningstar.

Fresh Dairy Direct

Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, cultured dairy products, juices and teas to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States.

Fresh Dairy Direct’s net sales totaled $8.5 billion in 2009, or approximately 76% of our consolidated net sales. The following charts graphically depict Fresh Dairy Direct’s 2009 net sales by product and customer and the volume mix of company branded versus private label products.

(1)	Includes half-and-half, whipping cream, dairy coffee creamers, and ice cream mix.

(2)	Includes ice cream and ice cream novelties.

(3)	Includes yogurt, cottage cheese, sour cream and dairy-based dips.

(4)	Includes fruit juice, fruit-flavored drinks, iced tea and water.

(5)	Includes items for resale such as butter, cheese, eggs and milk shakes.

(6)	Includes restaurants, hotels and other foodservice outlets.

Fresh Dairy Direct sells the majority of its products under local and regional proprietary or licensed brands. Products not sold under these brands are sold as private label. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Fresh Dairy Direct’s corporate sales department. Fresh Dairy Direct’s largest customer is Wal-Mart, which includes its subsidiaries such as Sam’s Club, accounting for approximately 21% of Fresh Dairy Direct’s net sales in 2009.

As of December 31, 2009, Fresh Dairy Direct’s local and regional proprietary and licensed brands include the following:

Alta Dena®	Friendship®	Oak Farms®
Arctic Splash®	Gandy’s™	Over the Moon®
Atlanta Dairies®	Garelick Farms®	Pet® (licensed brand)
Barbers®	Hershey’s® (licensed brand)	Pog® (licensed brand)
Barbe’s®	Hygeia®	Price’s™
Berkeley Farms®	Jilbert™	Purity™
Broughton®	Knudsen® (licensed brand)	Reiter™
Borden® (licensed brand)	LAND O LAKES® (licensed brand)	Robinson®
Brown Cow®	Land-O-Sun & design®	Saunders™
Brown’s Dairy®	Lehigh Valley Dairy Farms®	Schenkel’s All*Star™
Bud’s Ice Cream™	Liberty™	Schepps®
Chug®	Louis Trauth®	Shenandoah’s Pride®
Country Charm®	Maplehurst®	Stroh’s®
Country Churn®	Mayfield®	Swiss Dairy™
Country Delite™	McArthur®	Swiss Premium™
Country Fresh®	Meadow Brook™	Trumoo™
Country Love®	Meadow Gold®	TG Lee®
Creamland™	Mile High Ice Cream™	Tuscan®
Dairy Fresh®	Model Dairy®	Turtle Tracks®
Dean’s®	Mountain High®	Verifine®
Dipzz®	Nature’s Pride®	Viva®
Fieldcrest®	Nurture®
Foremost® (licensed brand)	NUTTYBUDDY®

Fresh Dairy Direct currently operates 82 manufacturing facilities in 33 states. For more information about facilities in Fresh Dairy Direct, see “Item 2. Properties.” Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States.

The primary raw material used in Fresh Dairy Direct products is conventional raw milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk on a monthly basis. Another significant raw material used by Fresh Dairy Direct is resin, which is a petroleum-based product used to make plastic bottles. The price of resin is subject to fluctuations based on changes in crude oil and natural gas prices. Other raw materials and commodities used extensively by Fresh Dairy Direct include diesel fuel, used to operate our extensive DSD system, juice concentrates and sweeteners used in our products. Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases, particularly non-dairy input costs such as diesel and resin.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In addition, current economic conditions and historically low raw milk costs have led supermarkets, including vertically integrated supermarkets, and food retailers to utilize competitive pricing on dairy products to drive traffic volume and influence customer loyalty. Such activity has significantly reduced the profit margins realized by supermarkets and foods retailers on the sale of such products. Increasingly, this margin compression is being absorbed by dairy processors.

In response to this dynamic and significant competitive pressure, many processors, including us, are now placing an increased emphasis on cost reduction in an effort to increase margins. We made significant progress against such initiatives in 2009 and will continue these efforts for the foreseeable future. Historically, Fresh Dairy Direct’s volume growth has kept pace with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition, service and quality. In 2009, due in part to acquisitions, we were able to increase our sales volume of fresh fluid milk and our market share in this product category.

Fresh Dairy Direct has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases Fresh Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

For more information on factors that can impact Fresh Dairy Direct, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 20 to our Consolidated Financial Statements.

WhiteWave-Morningstar

WhiteWave-Morningstar consists of three aggregated operations including WhiteWave, Morningstar and Alpro, as well as a joint venture entered into in 2008 between WhiteWave and Hero Group (“Hero”). These operations have a higher concentration of branded products and rely more extensively on warehouse distribution. In 2008, we aligned these operations under a single leadership team to better leverage investments in people, tools and processes in various areas including marketing, supply chain, distribution, information technology and research and development.

Our WhiteWave operation (“WhiteWave”) manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk soymilk and cultured soy products, Horizon Organic milk and other dairy products, The Organic Cow organic dairy products, International Delight coffee creamers, LAND O LAKES creamer and fluid dairy products and Rachel’s Organic dairy products. With the recent acquisition of Alpro, WhiteWave-Morningstar now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro and Provamel brands. Our Morningstar operation (“Morningstar”) is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day®.

WhiteWave-Morningstar’s net sales totaled $2.7 billion in 2009, or approximately 24% of our consolidated net sales. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products through a combination of internal and external sales forces. WhiteWave-Morningstar’s largest customer is Wal-Mart, which includes its subsidiaries such as Sam’s Club, accounting for approximately 14% of WhiteWave-Morningstar’s net sales in 2009.

The following charts graphically depict WhiteWave-Morningstar’s 2009 net sales by the mix of our branded versus private label products and customer:

*	Represents less than 1% of our total brand mix.

(1)	Includes Horizon Organic and The Organic Cow organic dairy products.

(2)	Includes cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese, as well as organic and soy products.

(3)	Includes both Alpro and Provamel brands in Europe since July 2, 2009.

WhiteWave-Morningstar currently operates 19 domestic and 5 international manufacturing facilities. For more information about facilities in WhiteWave-Morningstar, see “Item 2. Properties.” The remaining products are manufactured by third-party manufacturers under processing agreements. The majority of WhiteWave-Morningstar’s products are delivered through warehouse delivery systems.

The primary raw materials used in our soy-based products include both organic soybeans and non-genetically modified (“non-GMO”) soybeans. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials.

The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 85% of our organic raw milk from a network of over 500 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk.

The primary raw material used in our private label cultured and extended shelf life dairy products, as well as LAND O LAKES and other non-organic dairy products, is conventional raw milk. WhiteWave-Morningstar also uses significant quantities of butterfat which is acquired through the purchase of raw milk and bulk cream. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”). Other raw materials used in WhiteWave-Morningstar’s products include palm oil, flavorings and organic sugar. Certain of these raw materials are purchased under long-term contracts in order to better manage the supply and costs of our inputs.

WhiteWave-Morningstar has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Morningstar pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and we believe WhiteWave-Morningstar has a leading position in the soy and organic foods category.

For more information on factors that can impact the results of WhiteWave-Morningstar, see “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” as well as Note 20 to our Consolidated Financial Statements.

Current Business Strategy

Our strategy historically has been centered on growth through acquisitions and aligning our operating activities with a consolidating customer base. Since 1994, we have completed over 40 acquisitions, increasing our net sales from $150 million to more than $11 billion. We believe our portfolio of manufacturing and distribution assets enables us to offer regional and national branded and private label products across a variety of product categories, ranging from short shelf life (less than 20 days) to extended shelf life (45 to 60 days) to shelf stable products (6 to 12 months), to its customers in a cost effective manner. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States and WhiteWave-Morningstar’s branded and private label products maintain significant market share positions in the soy-based beverage, organic dairy, creamer, cultured products and extended shelf life product categories. With the acquisition of Alpro, we are uniquely positioned to take advantage of the global demand for soy-based products.

Currently, the our strategy is to build on our scale advantaged position in the dairy industry by extending our low cost position, driving sales and profit growth in our core businesses and investing for growth in the future. Our strategy encompasses the following:

•	Continuing to reduce costs across the business and extend our low cost position in the marketplace,

•

Working to expand our core manufacturing and distribution processes and leveraging and building upon the strong net sales growth of our branded portfolio to drive revenue and operating profit growth and

•	Continuing to build stronger capabilities to drive sustainable long term growth.

Within this strategy, we have a strong commitment to sustainable business practices that are focused on growing our business while promoting corporate social responsibility in the communities we serve. We have taken steps to reduce our green house gas emissions, water consumption and waste sent to landfills. We are also focused on engaging and developing talented individuals that will not only help grow our business but are also committed to our social efforts and supporting our communities.

We have analyzed and evaluated the foreseeable risks and opportunities to the business of potential legislative, regulatory and physical changes associated with climate change. While we consider our business to be subject to both risks and opportunities, we do not believe that the foreseeable risks and opportunities are material. We currently are included on the Carbon Disclosure Project’s S&P 500 Leadership Index, and WhiteWave participates in the EPA’s Climate Leaders Program. We have submitted our 2007 & 2008 Scope 1 and Scope 2 emissions data to the California Climate Action Registry for our California operations and we will submit similar 2009 emissions data for all of our facilities in the U.S. to The Climate Registry in 2010. We will be subject to mandatory emission reporting laws in various jurisdictions in which we operate in the ordinary course of our business and are prepared to comply with those obligations.

Fresh Dairy Direct

The Fresh Dairy Direct fluid and ice cream operation is focused on high velocity products where delivering low cost and high levels of customer service are critical to success. While a portion of our ice cream products are distributed through customer warehouse delivery channels, the ice cream supply chain remains highly integrated within our DSD system.

The Fresh Dairy Direct strategy is to achieve cost leadership and gain share in the core dairy business. The strategy encompasses the following:

•	Driving to be the lowest cost, most effective manufacturer in every market in which we compete,

•	Building our selling and delivery capability and

•	Strengthening our capabilities through standardization and simplification of our underlying systems and processes.

WhiteWave-Morningstar

The WhiteWave-Morningstar strategy is to lead in our categories and drive our customers’ businesses by providing nutritious, wholesome high quality retail and food service private label, extended shelf life and cultured products and be a top-tier consumer packaged goods company, consistently delivering superior results. The strategy encompasses the following:

•	Growing our national and private label brands through innovation and superior marketing,

•	Accelerating growth in new businesses by segmenting consumers and innovating in value-added products,

•	Achieving cost excellence by leveraging our assets, focusing our portfolio and optimizing our supply chain,

•	Investing in people, processes and systems to drive organizational capacity and capabilities and

•	Incorporating sustainability initiatives at all levels to reduce green house gas emissions, water and waste.

In July 2009, we completed the acquisition of the Alpro division of Vandemoortele, N.V. (Alpro), a privately held food company based in Belgium. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined business across a global soy beverages and related products category.

Seasonality

Our business, particularly Fresh Dairy Direct, is affected by seasonal changes in the demand for dairy products. The demand for dairy is typically lower in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school business; therefore, these quarters have historically generated lower Fresh Dairy Direct volumes than the first and fourth quarters. Our WhiteWave-Morningstar sales are typically higher in the fourth quarter associated with increased dairy consumption during seasonal holidays. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

Intellectual Property

We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. As of December 31, 2009, 19 United States patents have been issued to us and 21 United States patent applications are pending. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.

Research and Development

With our state-of-the-art research and development (“R&D”) facility, we are building our capabilities through a team of top consumer packaged goods talent across many disciplines such as product development, dairy and soy science, culinary and sensory science, nutrition, packaging design and engineering, and process engineering. Our R&D activities primarily consist of generating and testing new product concepts, new flavors and packaging for our fluid milk, soy and ice cream products. Our total R&D expense was $25.5 million, $14.0 million and $7.5 million for 2009, 2008 and 2007, respectively.

Developments Since January 1, 2009

Current Dairy Environment

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of the year. The lower conventional milk prices in 2009 were in sharp contrast to the historically high conventional milk prices we experienced throughout 2007 and 2008. With the domestic economy still struggling and little indication that export activity will have a meaningful impact to the U.S. dairy complex, we expect the average Class I mover will be fairly stable through the first half of 2010 with potential modest inflation in the back half of the year and we expect Class II butterfat prices to increase throughout 2010.

Organic Milk Environment

During 2009, we have continued experiencing a slowing of growth in the organic milk category from 2008, declining to relatively flat year-over-year levels by the end of 2009. As a result of the continuing economic downturn, we believe milk consumers have become price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability. With the more stabilized demand for organic milk we are anticipating modestly lower costs in 2010.

Appointment of Joe Scalzo as Dean Foods Chief Operating Officer (“COO”)

In October 2009, we announced the promotion of Joe Scalzo to COO, effective November 1, 2009. In his new role, Mr. Scalzo will oversee all of our operations, including Fresh Dairy Direct, WhiteWave, Morningstar, Alpro and the Hero/WhiteWave joint venture, as well as key strategic functions including worldwide supply chain, R&D and innovation.

Public Offering of Equity Securities

In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Acquisitions

On July 2, 2009, we completed the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium, for an aggregate purchase price of €314.6 million ($440.3 million), after working capital adjustments, excluding transaction costs which were expensed as incurred. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category. During 2009, we completed four other acquisitions of businesses for an aggregate purchase price of approximately $143.5 million. All of these acquisitions were funded with borrowings under our senior revolving credit facility.

We recorded approximately $31.3 million in acquisition-related expenses during the year ended December 31, 2009, in connection with these acquisitions, including expenses related to due diligence, investment advisors and regulatory matters, as well as other non-material transactional activities.

Hero/WhiteWave Joint Venture

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

Facility Closing and Reorganization Activities

We closed four facilities within Fresh Dairy Direct during 2009. We recorded facility closing and reorganization costs of $30.2 million including approximately $16.3 million in impairment charges and $13.9 million in employee termination and other costs associated with these and previously announced closures during the year ended December 31, 2009.

Strategic Initiatives

Currently, our strategy is to build on our scale advantaged position in the dairy industry with an initial and key strategic focus on cost reduction across the organization, but particularly within Fresh Dairy Direct. In 2009, we began a three to five year company-wide cost savings initiative targeting company-wide cost reductions of approximately $300 million over this timeframe. Our cost savings initiative efforts are primarily focused on three areas:

•	Procurement, where we are leveraging our scale to drive our costs lower,

•	Conversion, where continuous improvement and network optimization are coupled to reduce the cost of production in and across our facilities and

•	Distribution, where we are leveraging technology and process best practices to drive increased productivity across our DSD network.

Employees

As of December 31, 2009, we had the following employees:

	No. of Employees	% of Total
Fresh Dairy Direct	21,918	81%
WhiteWave-Morningstar	4,414	16
Corporate	825	3

Total	27,157	100%

Approximately 36% of Fresh Dairy Direct’s and 41% of WhiteWave-Morningstar’s employees participate in collective bargaining agreements. We believe our relationship with our employees and these organizations is satisfactory.

Government Regulation

Food Related Regulations

As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the U.S. Food and Drug Administration (“FDA”). This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations,

•	specifies the standards of identity for certain foods, including many of the products we sell and

•	prescribes the format and content of certain information required to appear on food product labels.

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

We believe that we are in material compliance with the environmental regulations applicable to our business. We do not expect the cost of our continued compliance to have a material impact on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future. In addition, any asset retirement obligations are not material.

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

The federal government’s minimum prices vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class I products such as fluid milk) and Class II raw milk prices (which are the prices we are required to pay for raw milk that is processed into Class II products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government the immediately preceding month.

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

Brief History

We commenced operations in 1988 through a predecessor entity. Our original operations consisted solely of a packaged ice business. Since then the following significant activity has occurred:

December 1993	Acquired Suiza Dairy Corporation, a regional dairy processor located in Puerto Rico. We then began acquiring other local and regional U.S. dairy processors, growing our dairy business rapidly primarily through acquisitions.

April 1996	Completed our initial public offering under our former name “Suiza Foods Corporation” and began trading on NASDAQ National Market.

March 1997	Began trading on the New York Stock Exchange.

August 1997	Acquired Franklin Plastics, Inc., a company engaged in the business of manufacturing and selling plastic containers. After the acquisition, we began acquiring other companies in the plastic packaging industry.

November 1997	Acquired Morningstar Foods Inc., whose business was a predecessor to our WhiteWave segment. This was our first acquisition of a company with national brands.

April 1998	Sold our packaged ice operations.

May 1998	Acquired Continental Can Company, making us one of the largest plastic packaging companies in the United States.

July 1999	Sold all of our U.S. plastic packaging operations to Consolidated Container Company in exchange for cash and a minority interest in the purchaser.

January 2000	Acquired Southern Foods Group, L.P., the third largest dairy processor in the United States, making us the largest dairy processor in the country.

February 2000	Acquired Leche Celta, one of the largest dairy processors in Spain.

March and May 2000	Sold our European packaging operations.

December 2001	Acquired the former Dean Foods Company (“Legacy Dean”) and changed our name from Suiza Foods Corporation to Dean Foods Company. Legacy Dean changed its name to Dean Holding Company.

May 2002	Acquired the portion of WhiteWave, Inc. that we did not already own.

January 2004	Acquired the portion of Horizon Organic that we did not already own.

January 2005	Consolidated our nationally branded business, including WhiteWave, Horizon Organic and Dean National Brand Group into a single operating unit called WhiteWave.

June 2005	Spun-off our Specialty Foods Group segment to our shareholders.

September 2006	Sold our Leche Celta operations in Spain.

January 2007	Sold our Leche Celta operations in Portugal.

March 2007	Acquired Friendship Dairies, one of the largest dairy products manufacturers, marketers and distributors in the northeastern United States.

April 2007	Paid a special cash dividend of $15 per share to our shareholders.

January 2008	Entered into and formed a strategic joint venture with Hero Group.

July 2009	Acquired Alpro, a leading provider of soy-based food and beverage products in Europe, providing us with the opportunity to leverage the collective strengths of our combined businesses across a global soy beverages and related products category.

Minority Holdings and Other Interests

Consolidated Container Company

We own an approximately 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $268.2 million and $330.3 million on products purchased from CCC for the years ended December 31, 2009 and 2008, respectively. See Note 3 to our Consolidated Financial Statements for more information on our relationship with CCC.

Hero/WhiteWave Joint Venture

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

Beginning January 1, 2009, in conjunction with entering into several new agreements between WhiteWave and the joint venture, we concluded that we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting non-controlling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the consolidated balance sheets and consolidated statement of stockholders’ equity and the net loss attributable to the non-controlling interest is presented in the consolidated statements of income.

During 2009, our joint venture partner made cash and non-cash contributions of $12.7 million and $0.5 million, respectively, to the joint venture. During 2009, we made cash contributions of $10.5 million and continued non-cash contributions in the form of the capital lease for the manufacturing facility constructed at one of our existing WhiteWave plants. From the inception of the venture through December 31, 2009, we and our joint venture partner have each invested $30.3 million in the Hero/WhiteWave joint venture.

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

We file our reports with the Securities and Exchange Commission electronically through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically with the Securities and Exchange Commission through EDGAR. The address of this Internet site is http://www.sec.gov.

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

Our Code of Ethics is applicable to all of our employees and directors, with the exception of our Alpro employees, who are subject to a comparable code of ethics. Our Code of Ethics is available on our corporate website at www.deanfoods.com, together with the Corporate Governance Principles of our Board of Directors and the charters of all of the Committees of our Board of Directors. Any waivers that we may grant to our executive officers or directors under the Code of Ethics, and any amendments to our Code of Ethics, will be posted on our corporate website. If you would like hard copies of any of these documents, or of any of our filings with the Securities and Exchange Commission, write or call us at:

Dean Foods Company

2515 McKinney Avenue, Suite 1200

Dallas, Texas 75201

(214) 303-3400

Attention: Investor Relations

Item 1A.	Risk Factors

Competitive Risks

Industry Consolidation Has Strengthened the Competitive Position of Our Retail Customers, Which Has Put Pressures on Our Operating Margins and Profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power, and have increased the significance of large-format retailers and discounters. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. In addition, some of these customers are vertically integrated and may re-dedicate key shelf-space currently occupied by our products for their private label products. Higher levels of price competition and higher resistance to price increases are becoming more widespread in our business. During 2009, retailers began lowering their prices on milk to drive value for the end consumer and increase traffic flow, resulting in lower margins for the retailers. Increasingly, this margin compression is being absorbed by dairy processors. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose these customers to other processors that are willing to sell product at a lower cost. Additionally, if we are not able to lower our cost structure adequately, our profitability could be adversely affected by the decrease in margin.

Increased Competition With Our Branded Products and Economic Conditions Could Impede Our Growth Rate and Profit Margin.

Our Silk soymilk and Horizon Organic food and beverage products have leading shares in their categories and have benefited in many cases from being the first to introduce products in their categories. As soy and organic products have gained in popularity with consumers, our products in these categories have attracted competitors, including private label competitors who sell their products at a lower price. In addition, we may incur increased marketing costs for our branded products, which can negatively impact our profitability. In periods of economic decline, consumers tend to purchase lower-priced products, including private label products and such as conventional milk, which could reduce sales of our organic milk. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and profit margin for our branded products.

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

The Loss of Any of Our Largest Customers Could Negatively Impact Our Sales and Profits.

Our largest customer, Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 19.1% of consolidated net sales during 2009. During 2009, our top five customers, collectively, accounted for approximately 31.0% of our consolidated net sales. We do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

We are Subject to Competitive Bidding Situations, the Outcome of Which Could Negatively Impact Our Sales and Profits.

Many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. Over the past few years, we have been subject to a number of competitive bidding situations, particularly within Fresh Dairy Direct, which reduced our profitability on sales to several customers. We expect this trend of competitive bidding to continue. In bidding situations, we are subject to the risk of losing certain customers which could negatively impact our sales and profits.

Commodity Risks

Availability of and Changes in Raw Material and Other Input Costs Can Adversely Affect Us.

Our business is heavily dependent on raw materials such as conventional and organic raw milk, diesel fuel, resin and soybeans and other commodities. In addition to our dependence on conventional and organic raw milk, Fresh Dairy Direct is a large consumer of diesel fuel and WhiteWave-Morningstar is affected by the costs of petroleum-based products through the use of common carriers and packaging. The prices of these materials increase and decrease based on market conditions, and in some cases, governmental regulation. Weather, including the heightened impact of weather events related to climate change, also affects the availability and pricing of these inputs. Sometimes supplies of raw materials, such as resin, have been insufficient to meet demand. Volatility in the cost of our raw materials, particularly diesel fuel and other non-dairy inputs, can significantly adversely affect our performance as upward price changes often lag changes in costs we charge our customers. In some cases the price increases of these non-dairy inputs may exceed the price increases we are able to pass along to our customers due to contractual and other limitations. In periods of rapid movements in dairy commodities, our ability to pass through costs is impaired due to the timing of passing through the price increases. These lags and limitations may decrease our profit margins. In addition, raw material cost fluctuations from year to year can cause our revenues to increase or decrease significantly compared to prior periods.

The organic dairy industry remains a relatively new category and continues to experience significant swings in supply and demand. Industry regulation, and the costs of organic farming compared to prices paid for conventional farming can impact the supply of organic raw milk in the market. An oversupply of organic raw milk can cause significant discounting in the sale of organic packaged milk, which increases competitive pressure on our branded products and could cause our profitability to suffer. An undersupply or higher input costs can increase the costs of organic raw milk, which can cause retail price gaps between private label and branded products to expand, potentially decreasing our volumes and adversely affecting our results. The impact of retail price gaps may be compounded by the current economic environment as consumers become increasingly focused on product pricing. In addition, consumers may choose to purchase conventional milk instead of organic milk due to differences in cost, which could further decrease our volumes and results.

Capital Markets and General Economic Risks

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At December 31, 2009, we had outstanding borrowings of approximately $3.6 billion under our senior secured credit facility, of which $3.1 billion were in term loan borrowings with an additional $515.2 million in outstanding borrowings under our $1.5 billion senior secured revolving line of credit. In addition, we had $642.0 million of face value of senior unsecured notes outstanding and nothing outstanding under our receivables-backed facility at December 31, 2009.

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

Also, under our senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios. Failure to comply with the financial covenants (as defined in our credit agreement), or any other non-financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our Leverage Ratio requirements or other financial covenants could limit our ability to incur additional debt under our senior secured credit facility, which could hinder our ability to execute our current business strategy.

Our ability to maintain an adequate level of liquidity in the future is dependent on our ability to renew our Receivables-backed facility annually and refinance our senior secured credit facility, of which a portion matures in 2012 and the remainder in 2014. The timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. There are sizeable amounts of other outstanding credit facilities in the market that are currently scheduled to mature during the same timeframe as our senior secured credit facility. This future refinancing demand could potentially reduce liquidity and credit availability in the capital markets and impact our ability to refinance our senior credit facility.

While certain conditions in the worldwide and domestic economies may be showing signs of improvement, there continues to be volatility in the capital markets, diminished liquidity and credit availability and continued counterparty risk. Given the current economic and capital market environment, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, the expenses associated with any such refinancing could be material.

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

Certain of our defined benefit retirement plans, as well as many of the multi-employer plans in which we participate, are less than fully funded. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. In addition, turmoil in the financial markets in 2008 brought significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust to settle future defined benefit plan obligations. Although our funded status as of December 31, 2009 increased by approximately $24.1 million from the prior year end, it is still approximately $51.1 million lower than our funded status at December 31, 2007. This decline will continue to result in higher future funding requirements, as well as increased plan costs. In addition to the impact from our defined benefit retirement plan, we expect the market events in 2008 to continue to result in higher future funding requirements related to multi-employer plans in which we participate.

The Continued Recessionary Economy May Adversely Impact Our Business and Results of Operations.

The dairy industry is sensitive to changes in general economic conditions, both nationally and locally. The continued recessionary economy may have an adverse effect on consumer spending patterns. Higher levels of unemployment, higher consumer debt levels, or other unfavorable economic factors could adversely affect consumer demand for products we sell or distribute, which could adversely affect our results of operations. There can be no assurances that government responses to the economic downturn will restore consumer confidence.

Strategic Growth Plan Risks

We May Not Realize Anticipated Benefits from Our Strategic Growth Plan.

We are implementing a strategic growth plan, which includes a number of transformational initiatives, that we believe are necessary in order to position our business for future success and growth. Our success depends in part on our ability to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity. In addition, it is critical that we have the appropriate personnel in place to continue to lead and execute our plan. We continue to implement profit-enhancing initiatives that impact our supply chain and related functions. These initiatives are focused on cost-saving opportunities in procurement, distribution, conversion and network optimization. Over the next several years, these initiatives will require investments in people, systems, tools and facilities. Our future success and earnings growth depends in part on our ability to reduce costs, improve efficiencies and better serve our customers. If we are unable to successfully implement these initiatives or fail to implement them as timely as we anticipate, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

Product, Supply Chain and Systems Risks

We Must Identify Changing Consumer Preferences and Develop and Offer Products to Meet Their Preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes, dietary preferences and purchasing habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment, and we may fail to realize anticipated returns on such investments due to lack of consumer acceptance of such products. Currently, we believe consumers are trending toward health and wellness beverages. Although we have increased our investment in innovation in order to capitalize on this trend, there are currently several global companies with greater resources which compete with us in the health and wellness space. In 2009, we augmented our current product line by offering customers and consumers soy-based products manufactured with non-GMO soybeans. Our transition to non-GMO soybeans from organic soybeans may impact consumer acceptance of our products. In addition, as consumers become increasingly aware of the environmental and social impacts of the products they purchase their preferences and purchasing decisions may change. If our products fail to meet changing consumer preferences, the return on our investment in those areas will be less than anticipated and our product strategy may not succeed.

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

Disruption of Our Supply Chain or Transportation Systems Could Adversely Affect Our Business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes, the financial and/or operational instability of key suppliers, distributors, warehousing and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. To the extent that we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, there could be an adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain. In addition, we are subject to federal motor carrier regulations, such as the Federal Motor Carrier Safety Act, with which our extensive DSD Delivery system must comply. Failure to comply with such regulations could result in our inability to deliver product to our customers in a timely manner, which could adversely affect our reputation and our results.

Our Business Operations Could be Disrupted if Our Information Technology Systems Fail to Perform Adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, logistics, accounting, and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

Acquisition Risks

The Failure to Successfully Integrate Acquisitions into Our Existing Operations Could Adversely Affect Our Financial Results.

We have made several acquisitions in recent years including, most recently, our acquisition of the Alpro division of Vandemoortele N.V., and we regularly review opportunities for strategic growth through future acquisitions. Potential risks associated with these acquisitions include the diversion of management’s attention from other business concerns, the inability to achieve anticipated benefits from these acquisitions in the timeframe we anticipate, or at all, the inherent risks in entering geographic locations, markets or lines of business in which we have limited prior experience, the inability to integrate the new operations, technologies and products of the acquired companies successfully with our existing businesses, the potential loss of key employees and customers of the acquired companies, and the possible assumption of unknown liabilities, and potential disputes with the sellers. In addition, acquisitions outside the United States may present unique challenges and increase our exposure to the risks associated with foreign operations, including foreign currency risks and compliance with foreign rules and regulations. Any or all of these risks could adversely impact our financial results.

Legal and Regulatory Risks

The Dairy Industry in Which We Operate Has Been Subject to Increased Government Scrutiny Which Could Have an Adverse Impact on Our Business.

We are subject to antitrust and other competition laws in the United States and in the other countries in which we operate. We cannot predict how these laws or their interpretation, administration and enforcement will impact us. Throughout 2009 and continuing in 2010, the dairy industry has been the subject of increased government scrutiny. Beginning in 2010, the current administration has initiated a review of existing dairy policies in order to consider potential changes to those policies. This review process may result in changes to the dairy industry that we cannot anticipate and that may have a material adverse impact on our business.

Pending Antitrust Lawsuits May have a Material Adverse Impact on Our Business.

We are the subject of several antitrust lawsuits, the outcome of which we are unable to predict. Increased scrutiny of the dairy industry has resulted, and may continue to result, in an increase in litigation or regulatory actions against us. Such lawsuits are expensive to defend and could cause a diversion of management’s attention. In addition to increased litigation costs, these actions could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, acquisition activities are regulated by these antitrust and competition laws and such scrutiny could impact our ability to pursue strategic acquisitions in the future.

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

Labor Disputes Could Adversely Affect Us.

As of December 31, 2009, approximately 36% of Fresh Dairy Direct’s and 41% of WhiteWave-Morningstar’s employees participated in collective bargaining agreements. At any given time, we may face a number of union organizing drives. When we face union organizing drives, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. A strike, work slowdown or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims. In addition, proposed legislation, known as The Employee Free Choice Act, could make it significantly easier for union organizing drives to be successful and could give third-party arbitrators the ability to impose terms of collective bargaining agreements upon us and a labor union if we and such union are unable to agree to the terms of a collective bargaining agreement.

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

Changes in Laws, Regulations and Accounting Standards Could Have an Adverse Effect on Our Financial Results.

We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002 and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in leased premises at 2515 McKinney Avenue, Suite 1200, Dallas, TX 75201. In June, 2009, we announced our intent to relocate our corporate headquarters to a leased facility located in Dallas, Texas. The new facility is in close proximity to our existing headquarters. The relocation of personnel began in the first quarter of 2010 and is expected to be completed in the second quarter of 2010.

In addition, we operate more than 100 manufacturing facilities. Management believes that Dean Food’s facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on the operations or financial results. The following tables set forth, by business segment, our principal manufacturing facilities.

Fresh Dairy Direct

Fresh Dairy Direct currently conducts its manufacturing operations within the following 82 facilities, most of which are owned:

Birmingham, Alabama (2)

Buena Park, California (2)

City of Industry, California (2)

Hayward, California

Riverside, California

Delta, Colorado

Denver, Colorado

Englewood, Colorado

Greeley, Colorado

Miami, Florida

Orange City, Florida

Orlando, Florida

Baxley, Georgia

Braselton, Georgia

Hilo, Hawaii

Honolulu, Hawaii

Boise, Idaho

Belvidere, Illinois

Harvard, Illinois

Huntley, Illinois

O’Fallon, Illinois

Decatur, Indiana

Huntington, Indiana

Rochester, Indiana

LeMars, Iowa

Louisville, Kentucky

Newport, Kentucky

New Orleans, Louisiana

Shreveport, Louisiana

Bangor, Maine

Franklin, Massachusetts

Lynn, Massachusetts

Mendon, Massachusetts

Evart, Michigan

Grand Rapids, Michigan

Livonia, Michigan

Marquette, Michigan

Thief River Falls, Minnesota

Woodbury, Minnesota

Billings, Montana

Great Falls, Montana

Las Vegas, Nevada

Reno, Nevada

Burlington, New Jersey

Albuquerque, New Mexico

Rensselaer, New York

High Point, North Carolina

Winston-Salem, North Carolina

Bismarck, North Dakota

Tulsa, Oklahoma

Marietta, Ohio

Springfield, Ohio

Toledo, Ohio

Erie, Pennsylvania

Landsdale, Pennsylvania

Lebanon, Pennsylvania

Schuylkill Haven, Pennsylvania

Sharpsville, Pennsylvania

Florence, South Carolina

Spartanburg, South Carolina

Sioux Falls, South Dakota

Athens, Tennessee

Nashville, Tennessee (2)

Dallas, Texas (2)

El Paso, Texas

Houston, Texas

Lubbock, Texas

McKinney, Texas

San Antonio, Texas

Waco, Texas

Orem, Utah

Salt Lake City, Utah

Richmond, Virginia

Springfield, Virginia

DePere, Wisconsin

Sheboygan, Wisconsin

Waukesha, Wisconsin

Each of Fresh Dairy Direct’s manufacturing facilities also serves as a distribution facility. In addition, Fresh Dairy Direct has numerous distribution branches located across the country, some of which are owned but most of which are leased. Fresh Dairy Direct’s headquarters are located in Dallas, Texas in leased premises.

WhiteWave-Morningstar

WhiteWave-Morningstar currently conducts its manufacturing operations from the following 24 facilities, most of which are owned:

Decatur, Alabama City of Industry, California Fullerton, California Gustine, California Tulare, California Newington, Connecticut Jacksonville, Florida Rockford, Illinois	Murray, Kentucky Frederick, Maryland White Bear Lake, Minnesota Bridgeton, New Jersey Delhi, New York Friendship, New York Cedar City, Utah Sulphur Springs, Texas (2)	Mt. Crawford, Virginia Richland Center, Wisconsin Wevelgem, Belgium Issenheim, France Landgraaf, Netherlands Aberystwyth, United Kingdom Kettering, United Kingdom

WhiteWave also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland and leases an organic dairy farm in Portales, New Mexico. WhiteWave’s headquarters and our research and development facility are located in leased premises in Broomfield, Colorado. Morningstar’s headquarters are located in leased premises in Dallas, Texas. Alpro’s headquarters are located in leased premises in Gent, Belgium.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009, and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and remains pending. We are nearing completion of fact discovery in these matters. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A motion to dismiss the amended complaint has recently been filed. A second complaint was filed by a different plaintiff on January 14, 2010 but has not been served. The second complaint is similar to the original complaint. These cases are at a very preliminary stage, and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. The Company intends to vigorously defend against this action.

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

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

On October 22, 2009, we received a notice from the United States Environmental Protection Agency (the “EPA”) that it plans to file an administrative complaint for civil penalties against Country Fresh, LLC alleging our failure to meet certain procedural requirements with respect to the risk management program at our former facility in Flint, Michigan. In February 2010, we agreed to pay a civil penalty of $92,400 to the EPA pursuant to a Consent Agreement and Final Order in settlement of the matter.

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of 2009 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 19, 2010, there were 4,412 record holders of our common stock.

	High	Low
2008:
First Quarter	$28.90	$19.49
Second Quarter	23.65	18.36
Third Quarter	25.65	17.95
Fourth Quarter	24.42	11.51
2009:
First Quarter	21.13	17.83
Second Quarter	20.70	17.61
Third Quarter	21.92	17.60
Fourth Quarter	19.65	15.90

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

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2009 or 2008. As of December 31, 2009, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2009 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31
	2009		2008		2007		2006		2005
	(Dollars in thousands except share data)
Operating data:
Net sales	$11,158,388		$12,454,613		$11,821,903		$10,098,555		$10,174,718
Cost of sales	8,042,401		9,509,359		9,084,318		7,358,676		7,591,548

Gross profit(1)	3,115,987		2,945,254		2,737,585		2,739,879		2,583,170
Operating costs and expenses:
Selling and distribution	1,826,935		1,817,690		1,721,617		1,648,860		1,581,028
General and administrative	627,132		486,280		419,518		409,225		380,490
Amortization of intangibles	9,637		9,836		6,744		5,983		6,106
Facility closing and reorganization costs	30,162		22,758		34,421		25,116		35,451
Other operating expense(2)	—		—		1,688		—		—

Total operating costs and expenses	2,493,866		2,336,564		2,183,988		2,089,184		2,003,075

Operating income	622,121		608,690		553,597		650,695		580,095
Other (income) expense:
Interest expense(3)(7)	246,494		308,080		333,202		194,547		160,230
Other (income) expense, net	(4,196)		933		5,926		435		(683)

Total other expense	242,298		309,013		339,128		194,982		159,547

Income from continuing operations before income taxes	379,823		299,677		214,469		455,713		420,548
Income taxes	152,065		114,837		84,007		175,450		163,898

Income from continuing operations	227,758		184,840		130,462		280,263		256,650
Gain (loss) on sale of discontinued operations, net of tax	89		(1,275)		608		(1,978)		38,763
Income (loss) from discontinued operations, net of tax	—		205		283		(52,871)		14,793

Income before cumulative effect of accounting change	227,847		183,770		131,353		225,414		310,206
Cumulative effect of accounting change, net of tax(4)	—		—		—		—		(1,552)

Net income	227,847		183,770		131,353		225,414		308,654
Net loss attributable to non-controlling interest	12,461		—		—		—		—
Net income attributable to Dean Foods Company	$240,308		$183,770		$131,353		$225,414		$308,654

Cash dividend paid per share	$—		$—		$15.00		$—		$—
Basic earnings per common share:
Net income attributable to Dean Foods Company	$1.41		$1.23		$1.01		$1.68		$2.10

Diluted earnings per common share:
Net income attributable to Dean Foods Company	$1.38		$1.20		$0.96		$1.61		$2.01

Average common shares:
Basic	170,986,886		149,266,519		130,310,811		133,938,777		146,673,322

Diluted	173,858,303		153,395,746		137,291,998		139,762,104		153,438,636

Other data:
Ratio of earnings to fixed charges(5)	2.26	x	1.82	x	1.56	x	2.87	x	3.01	x

	Year Ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance sheet data (at end of period):
Total assets	$7,843,941	$7,040,192	$7,033,356	$6,770,173	$7,050,884
Long-term debt(6)(7)	4,228,979	4,489,251	5,272,351	3,355,851	3,386,848
Other long-term liabilities	393,575	412,322	320,256	238,682	225,479
Non-controlling interest	15,286	—	—	—	—
Dean Foods Company stockholders’ equity(7)(8)	1,351,946	558,234	51,267	1,809,399	1,902,213

(1)	As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)	Results for 2007 include a loss of $1.7 million relating to the sale of our tofu business.

(3)	Results for 2007 include a charge of $13.5 million to write-off financing costs related to the refinancing of our senior secured credit facility.

(4)	In the fourth quarter of 2005, we adopted Financial Accounting Standards related to Accounting for Conditional Asset Retirement Obligations. If this guidance had always been in effect, we would have expensed this amount for depreciation in periods prior to January 1, 2005.

(5)	For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(6)	Includes the current portion of long-term debt.

(7)	In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

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

(8)	Effective January 1, 2007, we adopted Financial Accounting Standards related to Accounting for Uncertainty in Income Taxes. As a result, we recognized a $25.9 million increase in our liability for uncertain tax positions, a $20.1 million increase in deferred income tax assets, a $0.3 million decrease to additional paid-in capital, a $0.2 million decrease to goodwill and a $5.7 million decrease to retained earnings.

The balance at December 31, 2006 reflects a $14.8 million reduction related to the adoption of Financial Accounting Standards related to Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). The reduction had no impact on net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are one of the leading food and beverage companies in the United States. Fresh Dairy Direct, previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Morningstar markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow®, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. With the addition of our recently acquired Alpro business in Europe, WhiteWave-Morningstar now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

Our Reportable Segments

We have two reportable segments, Fresh Dairy Direct and WhiteWave-Morningstar.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 76% of our consolidated net sales in 2009. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by Fresh Dairy Direct’s corporate sales department.

The dairy industry is a mature industry that has traditionally been characterized by slow to flat growth, low profit margins, fragmentation and excess capacity. Excess capacity resulted from the development of more efficient manufacturing techniques and declining demand for fluid milk products. From 1990 through 2001, the dairy industry experienced significant consolidation. Consolidation has resulted in lower operating costs, less excess capacity and greater efficiency. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk continues to decline while total consumption has remained relatively flat due to population increases. Therefore, volume sales growth across the industry generally remains slow to flat, profit margins generally remain low and excess manufacturing capacity continues to exist. In this environment, price competition is particularly intense, as smaller processors seek to retain enough volume to cover their fixed costs. In addition, current economic conditions and historically low raw milk costs have led supermarkets, including vertically integrated supermarkets, and food retailers to utilize competitive pricing on dairy products to drive traffic volume and influence customer loyalty. Such activity has significantly reduced the profit margins realized by supermarkets and foods retailers on the sale of such products. Increasingly, this margin compression is being absorbed by dairy processors.

In response to this dynamic and significant competitive pressure, many processors, including us, are now placing an increased emphasis on cost reduction in an effort to increase margins. We made significant progress against such initiatives in 2009 and will continue these efforts for the foreseeable future. Historically, Fresh Dairy Direct’s volume growth has kept pace with or exceeded the industry, which we attribute largely to our national DSD system, brand recognition, service and quality. In 2009, due in part to acquisitions, we were able to increase our sales volume of fresh fluid milk and our market share in this product category.

Fresh Dairy Direct has several competitors in each of our major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases Fresh

Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

WhiteWave-Morningstar — WhiteWave-Morningstar’s net sales were approximately 24% of our consolidated net sales in 2009. WhiteWave-Morningstar manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Silk soymilk and cultured soy products, Horizon Organic dairy and other products, The Organic Cow organic dairy products, International Delight coffee creamers, LAND O LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. We license the LAND O LAKES name from a third party. With the addition of Alpro, it now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro and Provamel brands. WhiteWave-Morningstar also includes private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural food stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Morningstar sells its products primarily through its internal sales force and through independent brokers. The majority of the WhiteWave-Morningstar products are delivered through warehouse delivery systems.

WhiteWave-Morningstar has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Morningstar pays fees to retailers to obtain shelf-space for a particular product. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy and organic foods has grown in recent years due to growing consumer confidence in the health benefits of soy and organic foods, and we believe WhiteWave-Morningstar has a leading position in the soy and organic foods category.

Recent Developments

Current Dairy Environment

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of the year. The lower conventional milk prices in 2009 were in sharp contrast to the historically high conventional milk prices we experienced throughout 2007 and 2008. With the domestic economy still struggling and little indication that export activity will have a meaningful impact to the U.S. dairy complex we expect the average Class I mover will be fairly stable through the first half of 2010 with potential modest inflation in the back half of the year and we expect Class II butterfat prices to increase throughout 2010.

Organic Milk Environment

During 2009, we have continued experiencing a slowing of growth in the organic milk category from 2008, declining to relatively flat year-over-year levels by the end of 2009. As a result of the continuing economic downturn, we believe milk consumers have become price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability. With the more stabilized demand for organic milk we are anticipating modestly lower costs in 2010.

Appointment of Joe Scalzo as Dean Foods Chief Operating Officer (“COO”)

In October 2009, we announced the promotion of Joe Scalzo to COO, effective November 1, 2009. In his new role, Mr. Scalzo will oversee all of our operations, including Fresh Dairy Direct, WhiteWave, Morningstar, Alpro and the Hero/WhiteWave joint venture, as well as key strategic functions including worldwide supply chain, R&D and innovation.

Public Offering of Equity Securities

In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Acquisitions

On July 2, 2009, we completed the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), a privately held food company based in Belgium, for an aggregate purchase price of €314.6 million ($440.3 million) after working capital adjustments, excluding transaction costs which were expensed as incurred. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category. During 2009, we completed four other acquisitions of businesses and other identifiable intangible assets for an aggregate purchase price of approximately $143.5 million. All of these acquisitions were funded with borrowings under our senior revolving credit facility.

We recorded approximately $31.3 million in acquisition-related expenses during the year ended December 31, 2009, in connection with these acquisitions, including expenses related to due diligence, investment advisors and regulatory matters, as well as other non-material transactional activities.

Hero/WhiteWave Joint Venture

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

Facility Closing and Reorganization Activities

We closed four facilities within Fresh Dairy Direct during 2009. We recorded facility closing and reorganization costs of $30.2 million including approximately $16.3 million in impairment charges and $13.9 million in employee termination and other costs associated with these and previously announced closures during the year ended December 31, 2009.

Strategic Initiatives

Currently, our strategy is to build on our scale advantaged position in the dairy industry with an initial and key strategic focus on cost reduction across the organization, but particularly within Fresh Dairy Direct. In 2009, we began a three to five year company-wide cost savings initiative targeting company-wide cost reductions of approximately $300 million over this timeframe. Our cost savings initiative efforts are primarily focused on three areas:

•	Procurement, where we are leveraging our scale to drive our costs lower,

•	Conversion, where continuous improvement and network optimization are coupled to reduce the cost of production in and across our facilities and

•	Distribution, where we are leveraging technology and process best practices to drive increased productivity across our DSD network.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2009		2008		2007
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$11,158.4	100.0%	$12,454.6	100.0%	$11,821.9	100.0%
Cost of sales	8,042.4	72.1	9,509.3	76.4	9,084.3	76.8

Gross profit(1)	3,116.0	27.9	2,945.3	23.6	2,737.6	23.2
Operating costs and expenses:
Selling and distribution	1,826.9	16.3	1,817.7	14.6	1,721.7	14.6
General and administrative	627.2	5.6	486.3	3.9	419.5	3.5
Amortization of intangibles	9.6	0.1	9.8	0.1	6.7	0.1
Facility closing and reorganization costs	30.2	0.3	22.8	0.1	34.4	0.3
Other operating expense	—	—	—	—	1.7	—

Total operating costs and expenses	2,493.9	22.3	2,336.6	18.7	2,184.0	18.5

Operating income	$622.1	5.6%	$608.7	4.9%	$553.6	4.7%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2009	2008	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$8,456.2	$9,804.6	$(1,348.4)	(13.8)%
WhiteWave-Morningstar	2,702.2	2,650.0	52.2	2.0

Total	$11,158.4	$12,454.6	$(1,296.2)	(10.4)

The change in net sales was due to the following:

	Change in Net Sales 2009 vs. 2008
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$159.0	$(41.5)	$(1,465.9)	$(1,348.4)
WhiteWave-Morningstar	176.4	(93.1)	(31.1)	52.2

Total	$335.4	$(134.6)	$(1,497.0)	$(1,296.2)

Net sales decreased $1.3 billion during 2009 compared to 2008 primarily due to lower pricing in our Fresh Dairy Direct segment, as significantly lower commodity costs were passed through to customers. Net sales in our WhiteWave-Morningstar segment increased as the Alpro acquisition more than offset the impact of the pass through of lower commodity costs to customers and slightly lower sales volume, coupled with the exit of several business relationships.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $1.5 billion, or 15.4%, in 2009 as compared to the prior year, primarily due to continued favorable commodity prices, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network. Although commodity prices remained low compared to 2008 levels, conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of the year. With the domestic economy still struggling and little indication that export activity will have a meaningful impact to the U.S. dairy complex, we expect that conventional milk costs will be fairly stable through the first half of 2010 with modest inflation towards the end of the year.

Operating Costs and Expenses — Our operating expenses increased $157.3 million, or 6.7%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•

General and administrative costs increased $140.9 million primarily driven by the impact of acquisitions and investments in the capability build-out of our supply chain, information technology and research and development functions that are foundational to our strategies; higher personnel-related costs including incentive-based compensation, share-based compensation expense and additional headcount; higher professional fees and other outside services primarily related to our strategic initiatives, as well as higher transaction-related costs.

•

Selling and distribution costs increased $9.2 million driven by an increase in marketing spend, especially in the fourth quarter, on our nationally branded products at WhiteWave, higher expenses attributable to our Hero/WhiteWave joint venture and the impact of our recent Alpro acquisition, partially offset by lower fuel costs and benefits from our strategic initiatives across our distribution network.

•

Net facility closing and reorganization costs increased $7.4 million. See Note 16 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $246.5 million in 2009 from $308.1 million in 2008, primarily due to lower average debt balances and lower interest rates during 2009 compared to the prior year. Additionally, in 2009, a $4.2 million gain was recognized related to a Euro-based forward currency contract related to the Alpro acquisition.

Income Taxes — Income tax expense was recorded at an effective rate of 40.0% for 2009 compared to 38.3% in 2008. Our effective tax rate varies primarily based on the relative earnings of our business units. In 2009, our effective tax rate was negatively impacted by the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture. In 2008, our effective tax rate was positively impacted by the settlement of taxing authority examinations and the effects of state tax law changes.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are sales volumes, gross profit and operating income.

	Year Ended December 31
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$8,456.2	100.0%	$9,804.6	100.0%
Cost of sales	6,160.5	72.9	7,559.8	77.1

Gross profit	2,295.7	27.1	2,244.8	22.9
Operating costs and expenses	1,653.3	19.6	1,653.5	16.9

Total operating income	$642.4	7.5%	$591.3	6.0%

Net Sales — Fresh Dairy Direct’s net sales decreased 13.8% during 2009 compared to the prior year, primarily due to lower pricing as significantly lower commodity costs were passed through to customers. Recent acquisitions and solid execution drove higher fluid milk sales volumes of approximately 2.7%, which were more than offset by lower sales volumes in other products for an overall volume decline of 0.4%.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2009 compared to 2008:

	Year Ended December 31*
	2009	2008	% Change
Class I mover(1)	$11.48	$18.00	(36.2)%
Class I raw skim milk mover(1)(2)	7.40	12.94	(42.8)
Class I butterfat mover(2)(3)	1.24	1.57	(21.0)
Class II raw skim milk minimum(1)(4)	7.09	11.13	(36.3)
Class II butterfat minimum(3)(4)	1.26	1.57	(19.7)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased $1.4 billion, or 18.5%, in 2009 compared to 2008 primarily due to favorable commodity prices experience throughout the year, particularly raw milk costs, as well as benefits from our strategic initiatives across our manufacturing network, slightly offset by higher personnel-related costs.

Fresh Dairy Direct’s gross margin increased to 27.1% in 2009 from 22.9% in 2008. Despite an overall increase on a year-over-year basis, the gross margin trended downward as 2009 progressed driven by the increasing intense competitive environment we have experienced. Changing consumer behavior with increased pricing sensitivity and focus on value in the challenging domestic economy is driving material shifts across the retail grocery industry. Retailers began lowering their margins on milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging environment. Initially, this margin compression was absorbed by retailers, but as the year progressed, we experienced an increasing demand to absorb pricing concessions. In addition, we experienced a continued shift from branded to private-label products, further impacting profitability. These margin pressures underscore the importance of our low cost strategy. We continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers and our continued focus to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses were relatively flat during the year compared to prior year. Distribution costs declined due to relatively lower fuel costs and strategic initiatives across our distribution network which was offset by higher professional fees primarily related to strategic initiatives, particularly supply chain and information technology, increased advertising expenses as well as higher personnel-related costs.

WhiteWave-Morningstar

The key performance indicators of WhiteWave-Morningstar are sales volumes, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2009		2008
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,702.2	100.0%	$2,650.0	100.0%
Cost of sales	1,892.9	70.1	1,952.7	73.7

Gross profit	809.3	29.9	697.3	26.3
Operating costs and expenses	565.3	20.9	491.9	18.6

Total operating income	$244.0	9.0%	$205.4	7.7%

Net Sales — Net sales of the WhiteWave-Morningstar segment increased $52.2 million, or 2.0%, driven by the impact of our Alpro acquisition and strong sales growth in our creamers business. These increases were offset by lower net sales of extended shelf life dairy products primarily due to the pass through of lower commodity costs, throughout most of 2009, to customers and slightly lower sales volumes across the business. In addition, net sales declined slightly driven by the exit of certain foodservice and lactose-free business relationships, as well as our private label milk business in the United Kingdom.

Throughout 2009, we experienced continued softness in the organic milk category. We believe milk consumers have become price sensitive to premium priced categories, including organic products. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability.

Cost of Sales — WhiteWave-Morningstar’s cost of sales decreased $59.8 million in 2009, compared to the prior year. This decrease was primarily driven by continued lower commodity costs, as well as productivity initiatives partly offset by the impact of our Alpro acquisition.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $73.4 million, during 2009 compared to 2008, driven by increased marketing spend on branded products, the impact of the acquisition of Alpro and higher research and development costs. This increase was largely offset by lower distribution costs due to lower sales volumes and lower fuel costs.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2008	2007	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$9,804.6	$9,411.1	$393.5	4.2%
WhiteWave-Morningstar	2,650.0	2,410.8	239.2	9.9

Total	$12,454.6	$11,821.9	$632.7	5.4

The change in net sales was due to the following:

	Change in Net Sales 2008 vs. 2007
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$155.3	$(26.2)	$264.4	$393.5
WhiteWave-Morningstar	19.6	148.6	71.0	239.2

Total	$174.9	$122.4	$335.4	$632.7

Net sales increased $632.7 million or 5.4% during 2008 compared to the prior year primarily due to the higher pass through of overall dairy and commodity costs and acquisitions completed in 2008 in Fresh Dairy Direct, as well as continued strong volume growth at WhiteWave-Morningstar in both our national brands and cultured and extended shelf life dairy products.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Cost of sales increased $425.0 million during 2008 from 2007 primarily due to higher raw material and packaging costs, higher raw milk costs and increased employee-related costs.

Operating Costs and Expenses — Our operating expenses increased $152.6 million during 2008 compared to the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $96.0 million primarily due to higher fuel costs, third-party freight and fleet expenses, increased personnel-related costs and higher advertising expenses;

•

General and administrative costs increased $66.8 million primarily due to increased personnel-related costs, which was significantly impacted by incentive-based compensation; higher professional fees and other outside services, primarily related to strategic corporate-driven initiatives, as well as increased costs related to contemplated strategic transactions;

•

The increases above were partly offset by net facility closing, reorganization and other costs that were lower than 2007. See Note 16 to our Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $308.1 million in 2008 from $333.2 million in 2007 primarily due to a lower average debt balance during 2008 driven by the reduction in debt related to our $400 million pay down of the revolving portion of our senior secured credit facility with proceeds from our equity offering on March 5, 2008, as well as the pay down of debt with cash flow from operations. In addition, we wrote off $13.5 million in financing costs in 2007 due to the completion of our senior secured credit facility and incurred $5.0 million of professional fees and other costs related to the payment of a special cash dividend.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are sales volumes, gross profit and operating income.

	Year Ended December 31
	2008		2007
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,804.6	100.0%	$9,411.1	100.0%
Cost of sales	7,559.8	77.1	7,320.5	77.8

Gross profit	2,244.8	22.9	2,090.6	22.2
Operating costs and expenses	1,653.5	16.9	1,552.6	16.5

Total operating income	$591.3	6.0%	$538.0	5.7%

Net Sales — The increase in Fresh Dairy Direct’s net sales of 4.2% was due primarily to the higher pass through of overall dairy and other commodity costs to customers, as well as acquisitions completed in 2008.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on Fresh Dairy Direct’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2008 compared to 2007:

	Year Ended December 31*
	2008	2007	% Change
Class I mover(1)	$18.00	$18.14	(0.8)%
Class I raw skim milk mover(1)(2)	12.94	13.47	(3.9)
Class I butterfat mover(2)(3)	1.57	1.47	6.8
Class II raw skim milk minimum(1)(4)	11.13	13.67	(18.6)
Class II butterfat minimum(3)(4)	1.57	1.48	6.1

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs, including costs to operate and maintain our coolers and freezers. Fresh Dairy Direct’s cost of sales increased by $239.3 million during 2008 driven by higher raw material and packaging costs, particularly resin and raw milk, increased employee-related costs as well as higher utilities and equipment costs.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased by $100.9 million, during 2008. The increase was primarily due to higher distribution costs driven by higher fuel, third-party freight and fleet costs slightly offset by lower outside services and higher personnel-related costs, due primarily to increased salaries and wages and incentive-based compensation.

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

Net Sales — The increase in WhiteWave-Morningstar’s net sales of 9.9% was driven by a mix of both increased volumes and higher pricing, primarily in response to higher raw material and commodity costs. During 2008, total net sales for the WhiteWave brands increased 11.5%, with continued strong sales growth across all of our key brands. Silk net sales increased approximately 10% in 2008 driven by volume growth from continued distribution expansion and integrated marketing that featured both print and television advertising highlighting the health benefits of our soymilk products, as well as higher pricing. Net sales of the Horizon Organic brand increased approximately 18% in 2008 driven by continued distribution expansion and differentiated innovation like our DHA-enhanced and single serve products, as well as higher realized pricing. International Delight grew net sales approximately 9% in 2008 through improved price realization. LAND O LAKES creamer products grew net sales approximately 6% over last year as a result of both higher volumes and commodity-related price increases. Our Morningstar business also posted sales growth during the year, increasing net sales approximately 8%, primarily driven by higher yogurt, creamer and ice cream mix sales volumes, as well as the full year benefit of an acquisition which was completed in March 2007.

In 2007, the organic dairy industry, including us, experienced a significant oversupply of organic raw milk driven by earlier changes in the organic farm transition regulations, as well as economic incentives for conventional farmers to begin the transition to organic farming. This oversupply led to significant discounting and aggressive distribution expansion by processors within this product category, particularly in the second half of 2007, in an effort to stimulate incremental demand and sell their supply in the organic milk market. Consequently, this market activity increased competitive pressure from both branded and private label participants. In 2008, the balance of supply and demand improved resulting in a reduction of the aggressive discounting. However, sharp increases in feed and fuel costs drove up the cost of organic raw milk at a greater pace than the corresponding increases in retail prices.

Cost of Sales — WhiteWave-Morningstar’s cost of sales increased by $190.3 million, during 2008 driven by higher volumes and increased raw milk costs as well as higher other raw material and packaging costs and higher employee-related costs.

Operating Costs and Expenses — WhiteWave-Morningstar’s operating costs and expenses increased $48.5 million, during 2008, primarily due to increased selling and marketing expense driven by higher advertising spending on our brands, increased distribution costs driven by higher volumes, higher personnel-related costs, including incentive-based compensation, as well as higher outside services and other costs.

Liquidity and Capital Resources

General

Credit market conditions deteriorated significantly during the later part of 2008 and then recovered materially during the latter part of 2009. During this time, several major banks and financial institutions failed or were forced to seek assistance through distressed sales or emergency government measures. While certain conditions in the worldwide and domestic economies may be showing recent signs of improvement, there continues to be volatility in the capital markets, diminished liquidity and credit availability and continued counterparty risk.

As of December 31, 2009, these market conditions have not had a material adverse impact on our liquidity and we have maintained adequate liquidity to meet current working capital requirements, fund capital expenditures and repay scheduled principal and interest payments on debt. Each of the member financial institutions participating in our senior secured credit facility and receivables-backed facility has complied with all prior funding commitments as of our filing date. However, there can be no assurance that each financial institution will be able to continue to fulfill its funding obligations.

Absent severe deterioration of market conditions, we believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our existing $1.5 billion 5-year senior secured revolving credit facility and our $600 million receivables-backed facility, which we intend and expect to renew under similar 364-day terms at the end of the current term, will provide sufficient liquidity to allow us to meet our future cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At December 31, 2009, we had $4.2 billion of outstanding debt obligations, cash-on-hand of $47.6 million and an additional $1.3 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31
	2009	2008	Change
Net cash flows from:
Operating activities	$658,911	$719,258	$(60,347)
Investing activities	(840,593)	(341,487)	(499,106)
Financing activities	192,765	(373,043)	565,808
Discontinued operations	(238)	(1,304)	1,066
Effect of exchange rate changes on cash and cash equivalents	808	—	808

Net increase in cash and cash equivalents	$11,653	$3,424	$8,229

Operating Activities

Net cash provided by operating activities from continuing operations decreased in 2009 compared to 2008 due to the net impact of higher net earnings offset by an increase in our working capital requirements. The increase in our working capital requirements was mainly due to the amount and timing of required estimated tax payments versus the relative profitability of our operating segments throughout 2009.

Investing Activities

Net cash used in investing activities increased in 2009 primarily due to higher payments for acquisitions. In 2009, we funded approximately $268.2 million in capital expenditures and we completed several acquisitions, including the acquisition of Alpro, requiring the use of cash of approximately $581.2 million. During 2008, we funded approximately $257.0 million in capital expenditures and we completed several smaller acquisitions requiring the use of cash of approximately $95.9 million.

Financing Activities

Net cash provided by financing activities increased in 2009 primarily due to the issuance of 25.4 million shares of our common stock resulting in net proceeds of approximately $444.7 which was used to repay $122.8 million of the aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility. Net borrowings under our senior secured revolver were partially offset by principal repayments on the secured Term A and Term B loans and the receivables backed facility, resulting in an increase of $300 million on our secured credit facility, primarily due to the 2009 acquisitions. Our continued focus on deleveraging the balance sheet resulted in overall debt reductions of $275.2 million from 2008 levels after funding the 2009 acquisitions. During 2008, we reduced our debt by approximately $800.3 million, net of debt proceeds, with cash generated from operations and an equity offering completed in March 2008. We issued and sold 18.7 million shares of our common stock resulting in net proceeds of approximately $400 million from the offering in 2008.

Current Debt Obligations

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A and a $1.8 billion 7-year senior secured term loan B. The senior secured credit facility bears interest, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio (as defined in our credit agreement) or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 75 basis points, while the Applicable LIBOR Rate margin varies from 62.5 to 175 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 75 basis points, while the Applicable LIBOR Rate margin varies from 137.5 to 175 basis points. The weighted average interest rate in effect on borrowings under the senior secured credit facility, including the applicable interest rate margin, was 1.25% at December 31, 2009. Interest is payable quarterly or after the end of the applicable interest period.

The remaining term loan A is payable in 9 installments of:

•	$56.25 million in each of the next five installments due at the end of each quarter, beginning on March 30, 2010 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments due at the end of each quarter, beginning on June 30, 2011 through December 31, 2011, with a final payment on April 2, 2012.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. We are currently in compliance with all financial covenants and based on our internal projections we expect to maintain such compliance for the foreseeable future. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 5.00 times as of December 31, 2009, with a final step down to 4.50 times as of December 31, 2010. As of December 31, 2009, our leverage ratio was 4.16 times. We expect that our leverage ratio will be below 4.0 times by December 31, 2010 and currently anticipate approaching our goal of approximately 3.5 times by mid-year 2011.

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

At December 31, 2009, there were outstanding borrowings of $3.6 billion under our senior secured credit facility (compared to $3.3 billion at December 31, 2008), which consisted of $3.1 billion term loan borrowings and $515.2 million under the revolver. The increase of $300 million in our senior secured credit facility outstanding borrowings was primarily due to funding several acquisitions during the year. At December 31, 2009, there were $193.5 million of letters of credit under the revolving line that were issued but undrawn. As of February 19, 2010, $504.5 million was borrowed under our senior secured revolving credit facility.

Receivables-backed Facility — In addition to our senior secured credit facility, we also have a $600 million 364-day receivables-backed facility in which current availability is subject to a monthly borrowing base formula. This facility is scheduled to mature March 29, 2010 and we intend and expect to renew the facility under similar terms currently established.

As of December 31, 2009, the receivables-backed facility had $504.7 million available, of which zero was drawn. At February 19, 2010, $50.0 million was outstanding under this facility.

Senior Notes & Capital Leases — Other indebtedness outstanding at December 31, 2009 also included $500 million face value of outstanding indebtedness under Dean Foods Company’s senior notes, $142 million face value of outstanding indebtedness under Legacy Dean’s senior notes and $7.4 million of capital lease and other obligations.

Alpro Revolving Credit Facility — On July 2, 2009, our newly acquired subsidiary, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed € 20 million (or its currency equivalent). In December, 2009, we reduced the facility to an amount not to exceed € 10 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to € 1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At December 31, 2009, there were no outstanding borrowings under the facility.

The table below summarizes our obligations for indebtedness, purchase and lease obligations at December 31, 2009. See Note 18 to our Consolidated Financial Statements for more detail about our lease obligations.

Indebtedness, Purchase & Lease Obligations(1)	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Senior secured credit facility	$3,597.0	$243.0	$861.8	$795.7	$18.0	$1,678.5	$—
Dean Foods Company senior notes(2)	500.0	—	—	—	—	—	500.0
Subsidiary senior notes(2)	142.0	—	—	—	—	—	142.0
Capital lease obligations and other	7.4	5.4	0.6	0.7	0.3	0.1	0.3
Purchase obligations(3)	683.8	488.1	70.7	29.2	16.9	14.2	64.7
Operating leases	528.2	113.8	94.1	78.4	61.0	47.4	133.5
Interest payments(4)	794.0	195.5	183.1	135.8	133.8	68.5	77.3

Total	$6,252.4	$1,045.8	$1,210.3	$1,039.8	$230.0	$1,808.7	$917.8

(1)	Excluded from this table are estimated obligations of $72.6 million related to uncertain tax positions as the timing of such payments cannot be reasonably determined. Also excluded are future contributions under our company-sponsored defined benefit retirement and other post employment benefit plans. See Note 14 and 15 to our Consolidated Financial Statements for a summary of our employee retirement and profit sharing plans.

(2)	Represents face value.

(3)	Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(4)	Includes fixed rate interest obligations, expected cash payments on interest rate swaps, as well as interest on our variable rate debt based on the rates and balances in effect at December 31, 2009. Interest that may be due in the future on the variable rate portion of our senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

Other Long-Term Liabilities

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2009 and 2008, we made contributions of $24.5 million and $25.8 million, respectively, to our defined benefit pension plans.

Our pension plan assets are primarily made up of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2009, we recorded non-cash pension expense of $21.1 million, of which $20.2 million was attributable to periodic expense and $0.9 million was attributable to settlements compared to a total of $4.4 million in 2008, of which $2.7 million was attributable to periodic expense and $1.7 million was attributable to settlements.

In excess of 80% of our defined benefit plan obligations are frozen as to future participants or increases in accumulated benefits. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects rates of a hypothetical portfolio of zero-coupon, high quality corporate bonds that mirror our forecasted benefit plan payments in the future. The weighted average discount rate was decreased from 6.32% at December 31, 2008 to 6.00% at December 31, 2009, which will increase the net periodic benefit cost in 2010.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. In July 2009, the Investment Committee adopted a new long-term investment policy for the master trust that decreases the expected relative holdings of equity securities that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. At December 31, 2009, our master trust was invested as follows: investments in equity securities were at 59%, investments in fixed income were at 35% , other investments were at 3% and cash equivalents were at 3%.

See Notes 14 and 15 to our Consolidated Financial Statements for information regarding retirement plans and other postretirement benefits.

Other Commitments and Contingencies

On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. DFA is a primary supplier of raw milk, and the promissory note is designed to ensure that DFA has the opportunity to continue to supply raw milk to certain of our facilities until 2021, or be paid for the loss of that business. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest will not be paid in cash, but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire at the end of 20 years, without any obligation to pay any portion of the principal or interest. Payments we make under this note, if any, will be expensed as incurred. We have not materially breached or terminated any of our related milk supply agreements with DFA.

We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	certain indemnification obligations related to businesses that we have divested,

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease and

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses.

See Note 18 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2010, we intend to invest a total of approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $210 million to $220 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10 million. The portion of our long-term debt due within the next 12 months totals $248.4 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

We currently have a maximum permitted Leverage Ratio of 5.00 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. As of December 31, 2009, this Leverage Ratio was 4.16 times. The maximum permitted Leverage Ratio under both the senior secured credit facility and the receivables-backed facility will decline to 4.50 times as of December 31, 2010. This reduced Leverage Ratio could limit our ability to incur additional debt under our senior secured credit facility.

At December 31, 2009, $504.7 million was available under the receivables-backed facility, with $791.3 million also available under the senior secured revolving credit facility, subject to the limitations of our credit agreements. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, approximately $841.3 million was then available to finance working capital and other general corporate purposes. At February 19, 2010, approximately $802.0 million was available under the receivables-backed and revolving credit facilities, subject to the limitations of our credit agreement.

During the next eighteen months, we expect to pursue refinancing of our senior credit facility in light of our scheduled maturities in 2012 and 2014. Although we are currently targeting this timeframe, the actual timing, approach, and terms of any such refinancing would depend upon market conditions and management’s judgment, among other factors. Given the current environment of the capital markets, we expect that the interest rates on our debt will increase as a result of any such refinancing. In addition, potential expenses associated with any such refinancing may be material.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in Fresh Dairy Direct and Morningstar is conventional milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct and our Morningstar operations change the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases, primarily with respect to diesel fuel and other non-dairy inputs we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of the year. The lower conventional milk prices in 2009 were in sharp contrast to the historically high conventional milk prices we experienced throughout 2007 and 2008. We expect the average Class I mover will be fairly stable through the first half of 2010 with potential modest inflation in the back half of the year and we expect Class II butterfat prices to increase throughout 2010. With the domestic economy still struggling and little indication that export activity will have a meaningful impact to the U.S. dairy complex, we expect 2010 conventional milk prices to remain in line with the with the prices realized in the fourth quarter of 2009; which are well below the historically high levels experienced in 2007 and 2008.

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

Beginning in the fourth quarter of 2008, we started to experience a slowing of growth in the organic milk category and this trend continued during 2009, stabilizing to relatively flat levels during the last half of 2009. As a result of the continuing economic downturn, we believe milk consumers have become price sensitive to organic milk and, as a result, we may experience a continued softening in sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability. The more stabilized demand for organic milk we are anticipating modestly lower costs in 2010.

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

Fuel and Resin Costs — Fresh Dairy Direct purchases approximately 3.7 million gallons of diesel fuel per month to operate its extensive DSD system. WhiteWave-Morningstar primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. We have entered into fixed price contracts for a portion of our fuel purchases for the period January 1, 2010 through March 31, 2010, to mitigate volatility in diesel prices and we entered into a swap agreement intended to fix a portion of our fuel charges which are a component of our hauling agreements with third-party distributors. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a petroleum-based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. Diesel and resin inflation escalated in 2007 and peaked in mid-2008 before significantly declining during the fourth quarter of 2008. We believe the prices of both resin and diesel fuel will continue to fluctuate in to 2010.

Competitive Environment

There has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, competition has intensified as we compete for the business of fewer customers. In addition, there are several large regional grocery chains that have captive dairy operations.

Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, current economic conditions and historically low raw milk costs have led supermarkets, including vertically integrated supermarkets, and food retailers to utilize competitive pricing on dairy products to drive traffic volume and influence customer loyalty. Such activity has significantly reduced the profit margins realized by supermarkets and food retailers on the sale of such products. Increasingly, this margin compression is being absorbed by dairy processors. We expect these trends to continue and intensify.

The loss of any of our largest customers could have a material adverse impact on our financial results. We do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer.

Critical Accounting Estimates

In certain circumstances, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Our senior management has discussed the development and selection of these critical accounting estimates, as well as our critical accounting policies (see Note 1 to our Consolidated Financial Statements), with the Audit Committee of our Board of Directors. The following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results and they require our most difficult, subjective or complex judgments.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ

Goodwill and Intangible Assets -

Our goodwill and intangible assets result primarily from acquisitions and primarily include trademarks with finite lives and indefinite lives and customer-related intangible assets.

Perpetual trademarks and goodwill are evaluated for impairment at least annually to ensure that the carrying value is recoverable.

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

In the fourth quarter of 2009, we completed our annual impairment testing using the methods described above and recorded an immaterial impairment charge related to an indefinite lived trademark.

Our goodwill and intangible assets with indefinite lives totaled $3.9 billion as of December 31, 2009.

Considerable management judgment is necessary to initially value intangible assets upon acquisition and to evaluate those assets and goodwill for impairment going forward. We determine fair value using widely acceptable valuation techniques including discounted cash flows, market multiples analyses and relief from royalty analyses. Assumptions used in our valuations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

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

We believe that the assumptions used in valuing our intangible assets and in our impairment analysis are reasonable, but variations in any of the assumptions may result in different calculations of fair values that could result in a material impairment charge.

The fair value of each of our reporting units exceeds its related carrying value by at least $250 million. Increasing our discount rates assumed in these analyses by 1% would not have resulted in an impairment charge.

Property, Plant and Equipment

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility.

Our property, plant and equipment totaled $2.1 billion as of December 31, 2009.

	Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows.	If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Employee Benefit Plans We provide a range of benefits including pension and postretirement benefits to our eligible employees and retirees.	We record annual amounts relating to these plans, which include various actuarial assumptions, such as discount rates, assumed investment rates of return, compensation increases, employee turnover rates and health care cost trend rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate. The effect of the modifications is generally recorded and amortized over future periods.

Different assumptions could result in the recognition of different amounts of expense over different periods of time.

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would increase our annual pension expense by $0.5 million and $0.6 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate post retirement medical obligation by approximately $1.2 million.

Stock Based Compensation Plans

We provide a number of stock based compensation plans to our eligible employees.

We determine the fair value of our awards at the date of grant using the Black-Scholes option pricing model.

Option-pricing models and generally accepted valuation techniques require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

If actual results are not consistent with our estimates or assumptions we may be exposed to changes in stock-based compensation expense that could be material.

A 10% change in our stock-based compensation expense for the year ended December 31, 2009, would have affected net earnings by approximately $2.4 million.

Self Insurance Accruals

We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages.

	Accrued liabilities related to these retained risks are calculated based upon loss development factors which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries.	If actual results differ from our assumptions we could be exposed to material gains or losses. A 10% change in our self-insured liabilities could affect net earnings by approximately $12.4 million.
At December 31, 2009 we recorded accrued liabilities related to these retained risks of $206.1 million, including both current and long-term liabilities.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2009, our liability for uncertain tax positions, including accrued interest, was $72.6 million and our valuation allowance was $11.0 million.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations, and taxing authority rulings as well as to the expiration of statutes of limitations in the jurisdictions in which we operate.

Additionally, several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carryforward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.

Our judgments and estimates concerning uncertain tax positions may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change.

If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements — Effective December 31, 2009 we adopted the Accounting Standards for “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. See Note 14 and 15 to our Consolidated Financial Statements.

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

Effective January 1, 2009, we adopted the Accounting Standards related to “Business Combinations” together with additional guidance issued by the FASB in April 2009. This standard contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition, such as research and development, and clarifies the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. It also requires us to expense transaction costs as they are incurred. These provisions apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. See Note 2 to our Consolidated Financial Statements.

Effective January 1, 2009, we adopted the Accounting Standards related to “Fair Value Measurements” as it applies to non-financial assets and liabilities that are not measured at fair value on a recurring basis. The adoption of this Statement regarding the non-financial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See Note 19 to our Consolidated Financial Statements.

Effective January 1, 2009, we adopted the Accounting Standards related to “Non-controlling Interests in Consolidated Financial Statements”. This statement clarifies that a non-controlling interest in a subsidiary should be reported as equity in the Consolidated Financial Statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There were no non-controlling interests prior to the consolidation of the Hero/WhiteWave joint venture in the first quarter of 2009. See Note 3 to our Consolidated Financial Statements.

Effective January 1, 2009, we adopted the Accounting Standards related to “Disclosure About Derivative Instruments and Hedging Activities”. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities. See Note 10 to our Consolidated Financial Statements.

Effective June 30, 2009, we adopted the Accounting Standards related to “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of these Accounting Standards did not have a material impact on our Consolidated Financial Statements. See Note 19 to our Consolidated Financial Statements.

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

In June 2009, the FASB issued Accounting Standards for “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on March 31, 2010. We do not anticipate that this statement will change our current accounting for our investment in our Hero/WhiteWave joint venture.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to commodity price, interest rate and foreign currency fluctuations. From time to time we enter into arrangements with other parties to hedge our exposure to these fluctuations.

Commodity Price Fluctuations

We are exposed to commodity price fluctuations, including milk, organic and non-GMO soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. We did not have any outstanding commodity related financial instruments at December 31, 2009.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Interest Rate Fluctuations

In order to reduce the volatility of earnings and cash flows that arise from changes in interest rates, we manage interest rate risk through the use of interest rate swap agreements. These swap agreements provide hedges for loans under our senior secured credit facility by limiting or fixing the LIBOR interest rates specified in the senior secured credit facility until the indicated expiration dates.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility falling below the rates on our interest rate derivative agreements. We believe the credit risk under these arrangements is remote since the counterparties to our interest rate derivative agreements are major financial institutions. However, recently a number of financial institutions similar to those that serve as counterparties to our hedging arrangements have been adversely affected by the global credit crisis and in some cases have been unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

A majority of our debt obligations are hedged at fixed rates and the remaining debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2009, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Foreign Currency Fluctuations

Historically, our international operations represented less than 1% of our sales and long-lived assets. With our acquisition of Alpro in July 2009, the relative percentage of our international sales will increase slightly. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the British Pound and the Euro. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. During 2009, we did not enter into any foreign currency related contracts other than the forward contract related to the Alpro acquisition for which we realized a gain of $4.2 million.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2009 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$47,632	$35,979
Receivables, net of allowance of $16,900 and $17,461	878,837	854,992
Income tax receivable	19,228	—
Inventories	438,129	393,111
Deferred income taxes	154,847	127,211
Prepaid expenses and other current assets	90,296	69,900

Total current assets	1,628,969	1,481,193
Property, plant and equipment, net	2,108,879	1,821,892
Goodwill	3,282,664	3,073,502
Identifiable intangible and other assets	823,429	663,605

Total	$7,843,941	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,230,173	$1,084,037
Income taxes payable	—	27,704
Current portion of long-term debt	248,352	315,526

Total current liabilities	1,478,525	1,427,267
Long-term debt	3,980,627	4,173,725
Deferred income taxes	623,982	468,644
Other long-term liabilities	393,575	412,322
Commitments and contingencies (Note 18)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock 180,854,163 and 154,036,798 shares issued and outstanding, with a par value of $0.01 per share	1,809	1,540
Additional paid-in capital	1,025,502	532,420
Retained earnings	491,611	251,303
Accumulated other comprehensive loss	(166,976)	(227,029)

Total Dean Foods Company stockholders’ equity	1,351,946	558,234
Non-controlling Interest	15,286	—

Total stockholders’ equity	1,367,232	558,234

Total	$7,843,941	$7,040,192

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008	2007
	(Dollars in thousands, except share data)
Net sales	$11,158,388	$12,454,613	$11,821,903
Cost of sales	8,042,401	9,509,359	9,084,318

Gross profit	3,115,987	2,945,254	2,737,585
Operating costs and expenses:
Selling and distribution	1,826,935	1,817,690	1,721,617
General and administrative	627,132	486,280	419,518
Amortization of intangibles	9,637	9,836	6,744
Facility closing and reorganization costs	30,162	22,758	34,421
Other operating expense	—	—	1,688

Total operating costs and expenses	2,493,866	2,336,564	2,183,988

Operating income	622,121	608,690	553,597
Other (income) expense:
Interest expense	246,494	308,080	333,202
Other (income) expense, net	(4,196)	933	5,926

Total other expense	242,298	309,013	339,128

Income from continuing operations before income taxes	379,823	299,677	214,469
Income taxes	152,065	114,837	84,007

Income from continuing operations	227,758	184,840	130,462
Gain (loss) on sale of discontinued operations, net of tax	89	(1,275)	608
Income (loss) from discontinued operations, net of tax	—	205	283

Net Income	227,847	183,770	131,353
Net loss attributable to non-controlling interest	12,461	—	—

Net income attributable to Dean Foods Company	$240,308	$183,770	$131,353

Average common shares:
Basic	170,986,886	149,266,519	130,310,811
Diluted	173,858,303	153,395,746	137,291,998
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$1.41	$1.24	$1.00
Income (loss) from discontinued operations attributable to Dean Foods Company	—	(0.01)	0.01

Net income attributable to Dean Foods Company	$1.41	$1.23	$1.01

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$1.38	$1.21	$0.95
Income (loss) from discontinued operations attributable to Dean Foods Company	—	(0.01)	0.01

Net income attributable to Dean Foods Company	$1.38	$1.20	$0.96

Cash dividend paid per share	$—	$—	$15.00

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2007	128,371,104	$1,284	$624,475	$1,229,427	$(45,787)	$—	$1,809,399
Issuance of common stock	3,865,113	38	66,445	—	—	—	66,483
Share-based compensation expense	—	—	34,817	—	—	—	34,817
Special cash dividend ($15.00 per share)	—	—	(655,218)	(1,287,520)	—	—	(1,942,738)
Net Income	—	—	—	131,353	—	—	131,353	$131,353
Other comprehensive income (Note 13)
Change in fair value of derivative instruments, net of tax benefit of $29,490	—	—	—	—	(52,066)	—	(52,066)	(52,066)
Amounts reclassified to income statement related to hedging activities, net of tax benefit of $6,241	—	—	—	—	(9,679)	—	(9,679)	(9,679)
Cumulative translation adjustment	—	—	—	—	534	—	534	534
Pension liability adjustment, net of tax of $11,959	—	—	—	—	19,196	—	19,196	19,196

Comprehensive income								$89,338

Adoption of FIN 48	—	—	(305)	(5,727)	—	—	(6,032)

Balance, December 31, 2007	132,236,217	$1,322	$70,214	$67,533	$(87,802)	$—	$51,267
Issuance of common stock	3,100,254	31	27,736	—	—	—	27,767
Share-based compensation expense	—	—	35,180	—	—	—	35,180
Public offering of equity securities	18,700,327	187	399,290	—	—	—	399,477
Net income	—	—	—	183,770	—	—	183,770	$183,770
Other comprehensive income (Note 13)
Change in fair value of derivative instruments, net of tax benefit of $64,797	—	—	—	—	(105,911)	—	(105,911)	(105,911)
Amounts reclassified to income statement related to hedging activities, net of tax of $15,984	—	—	—	—	26,640	—	26,640	26,640
Cumulative translation adjustment	—	—	—	—	(8,497)	—	(8,497)	(8,497)
Pension liability adjustment, net of tax benefit of $30,992	—	—	—	—	(51,459)	—	(51,459)	(51,459)

Comprehensive income								$44,543

Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	1,412,365	15	9,292	—	—	—	9,307
Share-based compensation expense	—	—	39,371	—	—	—	39,371
Public offering of equity securities	25,405,000	254	444,419	—	—	—	444,673
Fair value of non-controlling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from non-controlling interest	—	—	—	—	—	13,248	13,248
Net loss attributable to non-controlling interest	—	—	—	—	—	(12,461)	(12,461)
Other comprehensive income (Note 13)
Net income attributable to Dean Foods Company	—	—	—	240,308	—	—	240,308	$240,308
Change in fair value of derivative instruments, net of tax benefit of $13,387	—	—	—	—	(22,417)	—	(22,417)	(22,417)
Amounts reclassified to income statement related to hedging activities, net of tax of $42,466	—	—	—	—	70,772	—	70,772	70,772
Cumulative translation adjustment	—	—	—	—	2,509	—	2,509	2,509
Pension liability adjustment, net of tax of $3,260	—	—	—	—	9,189	—	9,189	9,189

Comprehensive income								$300,361

Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$227,847	$183,770	$131,353
Income from discontinued operations	—	(205)	(283)
(Gain) loss on sale of discontinued operations	(89)	1,275	(608)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,952	238,006	231,898
Share-based compensation expense	39,371	35,180	34,817
Loss on disposition of assets and operations	12,638	2,968	4,208
Write-down of impaired assets	16,815	20,740	7,969
Write-off of financing costs	—	—	13,545
Deferred income taxes	40,493	68,601	10,578
Other	(947)	(6,378)	254
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	61,475	63,214	(106,731)
Inventories	(7,301)	(4,797)	(16,918)
Prepaid expenses and other assets	5,509	11,930	18,870
Accounts payable and accrued expenses	54,203	59,922	53,319
Income taxes receivable/payable	(46,055)	45,032	(32,021)

Net cash provided by continuing operations	658,911	719,258	350,250
Net cash used in discontinued operations	(238)	(1,304)	—

Net cash provided by operating activities	658,673	717,954	350,250
Cash flows from investing activities:
Payments for property, plant and equipment	(268,215)	(256,965)	(241,448)
Payments for acquisitions, net of cash received	(581,211)	(95,851)	(132,204)
Net proceeds from divestitures	—	—	1,536
Proceeds from sale of fixed assets	8,833	11,329	20,192

Net cash used in continuing operations	(840,593)	(341,487)	(351,924)
Net cash provided by discontinued operations	—	—	10,705

Net cash used in investing activities	(840,593)	(341,487)	(341,219)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,912,500
Repayment of debt	(330,363)	(109,987)	(336,880)
Proceeds from senior secured revolver	3,689,000	3,298,200	4,706,100
Payments for senior secured revolver	(3,173,800)	(3,848,500)	(4,469,300)
Proceeds from receivables-backed facility	1,784,728	1,852,320	238,300
Payments for receivables-backed facility	(2,244,728)	(1,992,320)	(150,800)
Payments of financing costs	—	—	(31,281)
Issuance of common stock	454,326	419,663	48,114
Payment of special cash dividend	—	—	(1,942,738)
Tax savings on share-based compensation	894	7,581	18,369
Capital contribution from non-controlling interest	12,708	—	—

Net cash provided by (used in) financing activities	192,765	(373,043)	(7,616)
Effect of exchange rate changes on cash and cash equivalents	808	—	—

Increase in cash and cash equivalents	11,653	3,424	1,415
Cash and cash equivalents, beginning of period	35,979	32,555	31,140

Cash and cash equivalents, end of period	$47,632	$35,979	$32,555

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are one of the leading food and beverage companies in the United States. Fresh Dairy Direct, previously referred to as DSD Dairy, is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Morningstar markets and sells a variety of nationally branded dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products and Rachel’s Organic® dairy products. With the addition of our recently acquired Alpro business in Europe, WhiteWave-Morningstar now offers branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. Additionally, WhiteWave-Morningstar markets and sells private label cultured and extended shelf life dairy products.

Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of our wholly-owned subsidiaries as well as those of our 50% owned joint venture between WhiteWave and Hero Group (“Hero”). The resulting non-controlling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the consolidated balance sheets and consolidated statement of stockholders’ equity and the net loss attributable to the non-controlling interest is presented in the consolidated statement of income. All intercompany balances and transactions are eliminated in consolidation.

Unless otherwise indicated, references in the report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

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

Inventories — Inventories are stated at the lower of cost or market. Our products are valued using the first-in, first-out (“FIFO”) method. The costs of finished goods inventories include raw materials, direct labor and indirect production and overhead costs. Reserves for obsolete or excess inventory are not material.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations include product development, volume growth and contribution margins. Leasehold improvements are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Intangible and Other Assets — Identifiable intangible assets, other than trademarks that have indefinite lives, are amortized over their estimated useful lives as follows:

Asset	Useful Life
Customer relationships	5 to 15 years
Certain finite lived trademarks	5 to 15 years
Customer supply contracts	Over the terms of the agreements
Noncompetition agreements	Over the terms of the agreements
Deferred financing costs	Over the terms of the related debt

In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we conduct impairment tests on our goodwill, trademarks and other intangible assets with indefinite lives annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether impairment exists, we primarily utilize a discounted future cash flow analysis.

Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The carrying value of the net assets of the business held for sale are then recorded at the fair market value, less costs to sell. As of December 31, 2009 and 2008, assets of $24.9 million and $23.8 million, respectively, related to closed facilities were classified as held for sale within our Fresh Dairy Direct segment and are no longer being depreciated. In 2009 and 2008, we recorded a charge of $16.3 million and $7.7 million, respectively, to write-down certain of these assets to their estimated fair value. These charges were primarily recorded within facility closing and reorganization costs. We are marketing these properties for sale.

Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recognized in the statement of income with their related operational activity. Currently, an immaterial amount of transaction gains and losses are reflected in general and administrative expense in our Consolidated Statements of Income. The cumulative translation adjustment in stockholders’ equity reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock unit awards is equal to the closing price of our stock on the date of grant. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported and is classified as a corporate item for segment reporting.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales Recognition and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is a reasonable assurance of collection of the sales proceeds. Sales are reduced by certain sales incentives, some of which are recorded by estimating expense based on our historical experience. We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluation of our customers and maintain allowances for potential credit losses based on our historical experience. Estimated product returns have not historically been material.

Income Taxes — All of our wholly-owned U.S. operating subsidiaries, as well as our proportional share of the operations of our unconsolidated affiliates and our consolidated joint venture, are included in our U.S. federal consolidated tax return. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. Any distributions from these subsidiaries would be subject to U.S. income taxes; however, available tax credits of these subsidiaries may reduce or eliminate these U.S. income tax liabilities. At December 31, 2009, no provision had been made for U.S. federal or state income tax on approximately $24.6 million of accumulated foreign earnings.

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

Sales Incentives and Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupon, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $174.3 million in 2009, $121.3 million in 2008 and $116.0 million in 2007. Additionally, prepaid advertising costs were $1.5 million and $1.7 million at December 31, 2009 and 2008, respectively. Certain customer and trade promotional programs, such as coupons, are recorded as a reduction of sales.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.34 billion, $1.42 billion and $1.34 billion during 2009, 2008 and 2007, respectively.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging for our fluid milk, soy and ice cream products. Our total research and development expense related to continuing operations was $25.5 million, $14.0 million and $7.5 million for 2009, 2008 and 2007, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Income.

Recently Adopted Accounting Pronouncements — Effective December 31, 2009 we adopted the Accounting Standards for “Employers’ Disclosures about Postretirement Benefit Plan Assets” which provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. See Note 14 and 15.

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

Effective January 1, 2009, we adopted the Accounting Standards related to “Business Combinations” together with additional guidance issued by the FASB in April 2009. This standard contains a number of major changes affecting the allocation of the value of acquired assets and liabilities including requiring an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition, such as research and development, and clarifies the initial recognition and measurement, subsequent measurement, accounting and disclosure of assets and liabilities arising from contingencies in a business combination. It also requires us to expense transaction costs as they are incurred. These provisions apply only to acquisition transactions completed in fiscal years beginning after December 15, 2008. See Note 2.

Effective January 1, 2009, we adopted the Accounting Standards related to “Fair Value Measurements” as it applies to non-financial assets and liabilities that are not measured at fair value on a recurring basis. The adoption of this Statement regarding the non-financial assets and liabilities did not have a material impact on our Consolidated Financial Statements. See Note 19.

Effective January 1, 2009, we adopted the Accounting Standards related to “Non-controlling Interests in Consolidated Financial Statements”. This statement clarifies that a non-controlling interest in a subsidiary should be reported as equity in the Consolidated Financial Statements. Consolidated net income should include the net income for both the parent and the non-controlling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. There were no non-controlling interests prior to the consolidation of the Hero/WhiteWave joint venture in the first quarter of 2009. See Note 3.

Effective January 1, 2009, we adopted the Accounting Standards related to “Disclosure about Derivative Instruments and Hedging Activities”. This amendment requires enhanced disclosures about an entity’s derivative and hedging activities. See Note 10.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective June 30, 2009, we adopted the Accounting Standards related to “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of these Accounting Standards did not have a material impact on our Consolidated Financial Statements. See Note 19.

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

In June 2009, the FASB issued Accounting Standards for “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The statement is effective for us on March 31, 2010. We do not anticipate that this statement will change our current accounting for our investment in our Hero/WhiteWave joint venture.

2.	ACQUISITIONS, DISCONTINUED OPERATIONS AND DIVESTITURES

Acquisitions

Excluding the acquisition of the Alpro division of Vandemoortele, N.V. (“Alpro”), we completed the acquisition of several businesses during 2009, 2008 and 2007, with an aggregate purchase price of approximately $143.5 million, $95.9 million and $132.2 million, respectively. These acquisitions were not material individually or in the aggregate, including the pro forma impact on earnings. All of these acquisitions were funded with cash flows from operations and borrowings under our senior secured credit facility and our receivables-backed facility. The results of operations of the acquired companies are included in our Consolidated Financial Statements subsequent to their respective acquisition dates. At the acquisition date, the purchase price was allocated to assets acquired, including identifiable intangibles and liabilities assumed based on their estimated fair market values.

Alpro — On July 2, 2009, we completed the acquisition of Alpro, a privately held food company based in Belgium, for an aggregate purchase price of €314.6 million ($440.3 million), after working capital adjustments, excluding transaction costs which were expensed as incurred. Alpro manufactures and sells branded soy-based beverages and food products in Europe. The acquisition of Alpro will provide opportunities to leverage the collective strengths of our combined businesses across a global soy beverages and related products category.

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

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the net purchase price over the fair value of the net assets acquired of $175.1 million was recorded as goodwill and represents a value attributable to an increased competitive position in the soy-based beverages and foods in Europe. The goodwill is not deductible for tax purposes.

Identifiable assets acquired and liabilities assumed are as follows:

July 2, 2009
(in thousands)
Current assets	$103,050
Property, plant and equipment	195,477
Goodwill	175,100
Identifiable intangible assets	117,627
Other long-term assets	34,079
Current liabilities	(83,654)
Other long-term liabilities	(101,424)

Net identifiable assets acquired	$440,255

We have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed primarily related to tax matters. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings. Alpro’s results of operations have been included in our consolidated statements of income and the results of operations of our WhiteWave-Morningstar segment from the date of acquisition.

We recorded approximately $31.3 million in acquisition-related expenses during the year ended December 31, 2009, in connection with these acquisitions, including expenses related to due diligence, investment advisors and regulatory matters, as well as other non-material transactional activities. These costs were included in general and administrative expenses in our Consolidated Statements of Income.

Discontinued Operations

In 2009, 2008 and 2007, we recognized income of $89,000, expense of $1.1 million and income of $891,000 related to prior discontinued operations.

Divestitures

On June 8, 2007, we completed the sale of our tofu business, including a dedicated facility in Boulder, Colorado for cash proceeds of approximately $1.5 million. We recorded a pre-tax loss of $1.7 million on the sale. Such loss is included within other operating expense. The historical sales and contribution margin of these operations were not material.

3.	INVESTMENT IN AFFILIATES

Unconsolidated Affiliate and Related Party

Consolidated Container Company — We own an approximately 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned our minority interest since July 2, 1999, when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since July 2, 1999, our investment in CCC has been accounted for under the equity method of accounting. During 2001, we concluded that our investment was permanently impaired so we wrote off our remaining investment. Our investment in CCC has been recorded at zero value since then and is still generating no income under the equity method of accounting. As the tax basis of our investment in CCC is calculated differently than the carrying value of the investment recognized in our Consolidated Financial Statements, the sale or liquidation of our investment, the timing of which may be beyond our control, could result in a significantly disproportionate tax obligation.

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $268.2 million, $330.3 million and $264.0 million on products purchased from CCC for the years ended December 31, 2009, 2008 and 2007, respectively.

Non-controlling Interest in Consolidated Affiliate

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

Beginning January 1, 2009, in conjunction with entering into several new agreements between WhiteWave and the joint venture, we concluded that we are the primary beneficiary of the joint venture and the financial position and the results of operations for the joint venture should be consolidated for financial reporting purposes. Accordingly, the joint venture has been consolidated as of January 1, 2009. The resulting non-controlling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the consolidated balance sheets and consolidated statement of stockholders’ equity and the net loss attributable to the non-controlling interest is presented in the consolidated statements of income.

During 2009, our joint venture partner made cash and non-cash contributions of $12.7 million and $0.5 million, respectively, to the joint venture. During 2009, we made cash contributions of $10.5 million and continued non-cash contributions in the form of the capital lease for the manufacturing facility constructed at one of our existing WhiteWave plants. From the inception of the venture through December 31, 2009, we and our joint venture partner have each invested $30.3 million in the Hero/WhiteWave joint venture.

4.	INVENTORIES

Inventories at years ended December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
	(In thousands)
Raw materials and supplies	$204,653	$178,439
Finished goods	233,476	214,672

Total	$438,129	$393,111

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

	December 31
	2009	2008
	(In thousands)
Land	$231,617	$186,095
Buildings and improvements	990,905	842,474
Machinery and equipment	2,295,822	2,076,953
Construction in progress	79,980	109,944

	3,598,324	3,215,466
Less accumulated depreciation	(1,489,445)	(1,393,574)

Total	$2,108,879	$1,821,892

For 2009 and 2008, we capitalized $1.7 million and $2.8 million in interest related to borrowings during the actual construction period of major capital projects, which is included as part of the cost of the related asset. Other non-cash additions to property, plant and equipment were not material.

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Fresh Dairy Direct	WhiteWave- Morningstar	Total
	(In thousands)
Balance at December 31, 2007	$2,149,233	$868,513	$3,017,746
Purchase accounting adjustments	—	1,468	1,468
Acquisitions	37,273	17,015	54,288

Balance at December 31, 2008	$2,186,506	$886,996	$3,073,502
Acquisitions and purchase accounting adjustments	37,059	175,041	212,100
Foreign currency translation	—	(2,938)	(2,938)

Balance at December 31, 2009	$2,223,565	$1,059,099	$3,282,664

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2009 and 2008 are as follows:

	December 31
	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks	$610,488	$—	$610,488	$514,708	$—	$514,708
Intangible assets with finite lives:
Customer-related and other	135,993	(35,737)	100,256	91,127	(27,553)	63,574
Trademarks	10,146	(1,940)	8,206	2,786	(1,004)	1,782

Total	$756,627	$(37,677)	$718,950	$608,621	$(28,557)	$580,064

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense on intangible assets for the years ended December 31, 2009, 2008 and 2007 was $9.6 million, $9.8 million and $6.7 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2010	$10.3 million
2011	10.2 million
2012	10.0 million
2013	9.9 million
2014	9.2 million

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

We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter or when circumstances arise that indicate a possible impairment might exist. If the fair value of an evaluated asset is less than its book value, an impairment is recorded. Our reporting units are Fresh Dairy Direct, WhiteWave, Morningstar and Alpro. We did not recognize any impairment charges related to goodwill during 2009, 2008 or 2007. Based on our analysis performed in the fourth quarter of 2009, each of our reporting units tested had fair values in excess of book values by more than $250 million. The sum of the fair values of our reporting units was in excess of our market capitalization. We believe that the difference between the fair value and market capitalization is reasonable (in the context of assessing whether any asset impairment exists) when market-based control premiums are taken into account and in light of the volatility in the equity markets throughout 2009.

In 2009, we recognized an impairment charge of $0.5 million in Fresh Dairy Direct, related to a perpetual trademark for a regional brand due to projected declining annualized sales volumes and profitability. This trademark is no longer deemed to have a perpetual life and therefore will be amortized over its estimated remaining life. In 2008, we recognized an impairment charge of $2.3 million related to three perpetual trademarks for regional brands in Fresh Dairy Direct. The write-downs were the result of lower annualized sales volumes from certain facilities partly related to movement of production between regional brands. These trademarks were no longer deemed to have a perpetual life and are being amortized over their respective estimated remaining lives. During 2007, we recognized immaterial impairment charges related to certain trademarks as a result of the decision to close facilities and shift customers from one regional brand to another.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrual expenses for the years ended December 31, 2009 and 2008 consisted of the following:

	December 31
	2009	2008
	(In thousands)
Accounts payable	$701,674	$599,282
Payroll and benefits	177,095	149,050
Health insurance, workers’ compensation and other insurance costs	83,812	87,581
Current derivative liability	90,194	103,278
Other accrued liabilities	177,398	144,846

Total	$1,230,173	$1,084,037

8.	INCOME TAXES

The following table presents the 2009, 2008 and 2007 provisions for income taxes:

	Year Ended December 31
	2009(1)	2008(2)	2007(3)
	(In thousands)
Federal	$92,364	$39,204	$64,071
State	14,932	9,552	6,378
Foreign	4,905	1,032	959
Deferred income taxes	39,864	65,049	12,599

Total	$152,065	$114,837	$84,007

(1)	Excludes $0.5 million in income tax benefit related to discontinued operations.

(2)	Excludes $0.9 million in income tax benefit related to discontinued operations.

(3)	Excludes $0.7 million in income tax benefit related to discontinued operations.

The following is a reconciliation of income taxes computed at the U.S. federal statutory tax rate to income taxes reported in the Consolidated Statements of Income:

	Year Ended December 31
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands)
Tax expense at statutory rate	$132,938	35.0%	$104,887	35.0%	$75,064	35.0%
State income taxes	14,511	3.8	4,461	1.5	8,834	4.1
Exclusion of non-controlling interest tax benefit	4,876	1.3	—	—	—	—
Change in valuation allowance	1,329	0.3	950	0.3	(976)	(0.4)
Nondeductible compensation	3,434	0.9	4,796	1.6	2,010	0.9
Corporate owned life insurance	(1,839)	(0.5)	4,025	1.3	(660)	(0.3)
Audit settlements	(1,289)	(0.3)	(5,616)	(1.9)	—	—
Other	(1,895)	(0.5)	1,334	0.5	(265)	(0.1)

Total	$152,065	40.0%	$114,837	38.3%	$84,007	39.2%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2009(1)	2008(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$118,680	$112,812
Retirement plans and postretirement benefits	52,418	60,908
Share-based compensation	42,474	34,547
Receivables and inventories	23,698	20,034
Derivative instruments	45,880	74,965
Net operating loss carryforwards	30,232	17,412
State and foreign tax credits	14,244	13,311
Other	7,334	9,983
Valuation allowances	(10,974)	(9,645)

	323,986	334,327
Deferred income tax liabilities:
Intangible assets	(500,191)	(420,284)
Property, plant and equipment	(270,232)	(229,962)
Investment in unconsolidated affiliates	(22,698)	(25,514)

	(793,121)	(675,760)

Net deferred income tax liability	$(469,135)	$(341,433)

(1)	Includes $20.6 million of deferred tax assets related to uncertain tax positions.

(2)	Includes $20.0 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2009	2008
	(In thousands)
Current assets	$154,847	$127,211
Noncurrent liabilities	(623,982)	(468,644)

Total	$(469,135)	$(341,433)

At December 31, 2009, we had $30.2 million of state and foreign net operating loss carryforwards and $14.2 million of state and foreign tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2010. A valuation allowance of $11.0 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to state and foreign net operating loss carryforwards, state credit carryforwards and foreign tax credit carryforwards will be realized prior to expiration. Our valuation allowance increased $1.3 million in 2009 for expected nonrealization of certain foreign net operating losses partially offset by expected realization of certain state net operating loss and credit carryforwards not previously recognized.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in other long-term liabilities in our Consolidated Balance Sheets:

	December 31
	2009	2008	2007
	(in thousands)
Balance at beginning of year	$41,731	$46,089	$41,596
Increases in tax positions for current year	5,204	4,196	3,294
Increases in tax positions for prior years	5,641	3,718	4,712
Acquired increases in tax positions for prior years	31,019	—	—
Decreases in tax positions for prior years	(4,181)	(10,834)	(1,422)
Settlement of tax matters	(5,580)	(400)	(1,697)
Lapse of applicable statutes of limitations	(1,223)	(1,038)	(394)

Balance at end of year	$72,611	$41,731	$46,089

Of the balance at December 31, 2009, $24.9 million would impact our effective tax rate, $0.6 million would be recorded in discontinued operations, and $26.6 million would offset tax benefits associated with potential transfer pricing adjustments, if recognized. The remaining $20.6 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recognized as a component of operating income. Income tax expense for 2009, 2008 and 2007 included interest expense, net of tax of $1.1 million, $(0.6) million and $2.8 million, respectively. Our liability for uncertain tax positions included accrued interest of $8.5 million and $8.2 million at December 31, 2009 and 2008, respectively.

As of December 31, 2009, our 2007 to 2009 tax years remain subject to examination in our major jurisdictions. The statute on our 2006 U.S. federal income tax return remains open until the first quarter of 2011. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state income tax returns in the process of examination, appeals, or settlement.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DEBT

	December 31
	2009			2008
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(Dollars in thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,596,950	1.25	%*	$3,268,500	2.84	%*
Senior notes	498,584	7.00		498,416	7.00

	4,095,534			3,766,916
Subsidiary debt obligations:
Senior notes	126,027	6.90		253,828	6.625-6.90
Receivables-backed facility	—	2.00		460,000	2.72
Capital lease obligations and other	7,418			8,507
Alpro revolving credit facility	—	3.41		—

	133,445			722,335

	4,228,979			4,489,251
Less current portion	(248,352)			(315,526)

Total long-term portion	$3,980,627			$4,173,725

*	Represents a weighted average rate for the senior secured revolving credit facility, Term Loan A and Term Loan B.

The scheduled maturities of long-term debt, at December 31, 2009, were as follows (in thousands):

2010	$248,352
2011	862,407
2012	796,372
2013	18,274
2014	1,678,650
Thereafter	642,313

Subtotal	4,246,368
Less discounts	(17,389)

Total outstanding debt	$4,228,979

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year senior secured revolving credit facility, a $1.5 billion five-year senior secured term loan A, and a $1.8 billion seven-year senior secured term loan B. At December 31, 2009, there were outstanding borrowings of $1.3 billion under the senior secured term loan A, $1.8 billion under the senior secured term loan B and $515.2 million of borrowings that remained outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $193.5 million were issued but undrawn. At December 31, 2009, approximately $791.3 million was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

The remaining term loan A is payable in 9 installments of:

•	$56.25 million in each of the next five installments due at the end of each quarter, from March 30, 2010 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments due at the end of each quarter, beginning on June 30, 2011 through December 31, 2011 with a final payment on April 2, 2012.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratio. As of December 31, 2009, we were in compliance with all covenants contained in their agreement. Our Leverage Ratio at December 31, 2009 was 4.16 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of December 31, 2009 is 5.00 times declining to a final step down to 4.50 times as of December 31, 2010.

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

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance at December 31, 2009 was $498.6 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($150 million face value) remains outstanding with a maturity date of October 15, 2017. During the third quarter of 2009, we repurchased in the open market $8.0 million of these subsidiary senior notes and recognized an immaterial book loss. The balance of these outstanding notes is $126.0 million at December 31, 2009 at 6.9% interest. During the fourth quarter of 2008, we repurchased in the open market, $77.0 million of Legacy Dean’s subsidiary senior notes that were to mature on May 15, 2009. Additionally, the net proceeds of our equity offering in May 2009 were used in part to repay the remaining balance of $122.8 million of these senior notes upon maturity.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to three wholly-owned special purpose entities intended to be bankruptcy-remote. The special purpose entities then transfer the receivables to third party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these three special purpose entities are fully reflected on our consolidated balance sheet and the securitization is treated as a borrowing for accounting purposes. On March 30, 2009, we amended the facility to reflect the reallocation of commitments among the financial institutions following the addition of one financial institution to our receivables – backed program and to change the facility date to be a 364-day facility terminating on March 29, 2010. During 2009, we made net payments of $460.0 million on this facility, which was primarily repaid using a portion of the net proceeds from our equity offering in May 2009. There was no remaining drawn balance at December 31, 2009. The receivables-backed facility bears interest at a variable rate based on the commercial paper yield plus an applicable margin as defined in the agreement. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $504.7 million of availability at December 31, 2009, based on this formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 18.

Alpro Revolving Credit Facility — On July 2, 2009, our newly acquired subsidiary, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed € 20 million (or its currency equivalent). In December, 2009, we reduced the facility to an amount not to exceed € 10 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to € 1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At December 31, 2009, there were no outstanding borrowings under the facility.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Agreements — See Note 10 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally, joint and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect foreign and certain other operations in addition to our three receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the three receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Condensed Consolidating Balance Sheet as of December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,665	$—	$37,967	$—	$47,632
Receivables, net	469	35,001	843,367	—	878,837
Income tax receivable	19,123	105	—	—	19,228
Inventories	—	408,431	29,698	—	438,129
Intercompany receivables	2,252,463	5,325,673	738,751	(8,316,887)	—
Other current assets	155,187	71,172	18,784	—	245,143

Total current assets	2,436,907	5,840,382	1,668,567	(8,316,887)	1,628,969
Property, plant and equipment, net	500	1,868,458	239,921	—	2,108,879
Goodwill	—	3,110,502	172,162	—	3,282,664
Identifiable intangible and other assets	50,796	616,616	156,017	—	823,429
Investment in subsidiaries	9,012,571	—	—	(9,012,571)	—

Total	$11,500,774	$11,435,958	$2,236,667	$(17,329,458)	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,512	$930,933	$84,728	$—	$1,230,173
Intercompany notes	5,277,342	1,520,421	1,519,124	(8,316,887)	—
Current portion of long-term debt	243,000	4,843	509	—	248,352

Total current liabilities	5,734,854	2,456,197	1,604,361	(8,316,887)	1,478,525
Long-term debt	3,852,533	127,573	521	—	3,980,627
Other long-term liabilities	561,441	345,087	111,029	—	1,017,557
Dean Foods stockholders’ equity	1,351,946	8,507,101	505,470	(9,012,571)	1,351,946
Non-controlling interest	—	—	15,286	—	15,286

Total Stockholders’ equity	1,351,946	8,507,101	520,756	(9,012,571)	1,367,232

Total	$11,500,774	$11,435,958	$2,236,667	$(17,329,458)	$7,843,941

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Balance Sheet as of December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,391	$21,198	$5,390	$—	$35,979
Receivables, net	401	22,361	832,230	—	854,992
Inventories	—	393,111	—	—	393,111
Intercompany receivables	1,718,910	5,229,896	135,961	(7,084,767)	—
Other current assets	109,544	82,403	5,164	—	197,111

Total current assets	1,838,246	5,748,969	978,745	(7,084,767)	1,481,193
Property, plant and equipment, net	1,807	1,791,561	28,524	—	1,821,892
Goodwill	—	3,073,502	—	—	3,073,502
Identifiable intangible and other assets	50,481	613,118	6	—	663,605
Investment in subsidiaries	8,014,706	—	—	(8,014,706)	—

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$189,615	$894,331	$91	$—	$1,084,037
Other current liabilities	27,140	436	128	—	27,704
Intercompany notes	4,772,535	1,839,218	473,014	(7,084,767)	—
Current portion of long-term debt	186,750	128,776	—	—	315,526

Total current liabilities	5,176,040	2,862,761	473,233	(7,084,767)	1,427,267
Long-term debt	3,580,166	133,559	460,000	—	4,173,725
Other long-term liabilities	590,800	290,016	150	—	880,966
Total stockholders’ equity	558,234	7,940,814	73,892	(8,014,706)	558,234

Total	$9,905,240	$11,227,150	$1,007,275	$(15,099,473)	$7,040,192

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$10,928,250	$230,138	$—	$11,158,388
Cost of sales	—	7,896,766	145,635	—	8,042,401

Gross profit	—	3,031,484	84,503	—	3,115,987
Selling and distribution	—	1,752,829	74,106	—	1,826,935
General and administrative	18,287	591,569	26,913	—	636,769
Facility closing and reorganization costs	—	30,162	—	—	30,162
Interest expense	230,454	14,912	1,128	—	246,494
Other (income) expense, net	(22,468)	19,060	(788)	—	(4,196)
Income from subsidiaries	(606,096)	—	—	606,096	—

Income (loss) from continuing operations before income taxes	379,823	622,952	(16,856)	(606,096)	379,823
Income taxes	152,065	249,404	(442)	(248,962)	152,065

Income (loss) from continuing operations	227,758	373,548	(16,414)	(357,134)	227,758
Gain on sale of discontinued operations, net of tax	89	89	—	(89)	89

Net income (loss)	227,847	373,637	(16,414)	(357,223)	227,847
Net loss attributable to non-controlling interest	12,461	—	12,461	(12,461)	12,461

Net income (loss) attributable to Dean Foods Company	$240,308	$373,637	$(3,953)	$(369,684)	$240,308

	Condensed Consolidating Statements of Income for the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$12,439,329	$15,284	$—	$12,454,613
Cost of sales	—	9,497,473	11,886	—	9,509,359

Gross profit	—	2,941,856	3,398	—	2,945,254
Selling and distribution	—	1,816,831	859	—	1,817,690
General and administrative	1,575	489,391	5,150	—	496,116
Facility closing and reorganization costs	—	22,758	—	—	22,758
Interest expense	269,423	38,614	43	—	308,080
Other (income) expense, net	571	(838)	1,200	—	933
Income from subsidiaries	(571,246)	—	—	571,246	—

Income (loss) from continuing operations before income taxes	299,677	575,100	(3,854)	(571,246)	299,677
Income taxes	114,837	218,250	(1,566)	(216,684)	114,837

Income (loss) from continuing operations	184,840	356,850	(2,288)	(354,562)	184,840
Loss from discontinued operations, net of tax	(1,070)	(1,070)	—	1,070	(1,070)

Net income (loss)	$183,770	$355,780	$(2,288)	$(353,492)	$183,770

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statements of Income for the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$11,811,391	$10,512	$—	$11,821,903
Cost of sales	—	9,076,408	7,910	—	9,084,318

Gross profit	—	2,734,983	2,602		2,737,585
Selling and distribution	—	1,720,761	856	—	1,721,617
General and administrative	4,756	419,471	2,035	—	426,262
Facility closing, reorganization, and other costs	464	35,645	—	—	36,109
Interest expense	267,442	65,727	33	—	333,202
Other (income) expense, net	6,232	401	(707)	—	5,926
Income from subsidiaries	(493,363)	—	—	493,363	—

Income (loss) from continuing operations before income taxes	214,469	492,978	385	(493,363)	214,469
Income taxes	84,007	188,445	114	(188,559)	84,007

Income (loss) from continuing operations	130,462	304,533	271	(304,804)	130,462
Income from discontinued operations, net of tax	891	—	891	(891)	891

Net income (loss)	$131,353	$304,533	$1,162	$(305,695)	$131,353

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$194,778	$421,043	$43,090	$658,911
Net cash used in discontinued operations	—	(238)	—	(238)

Net cash provided by operating activities	194,778	420,805	43,090	658,673
Payments for property, plant and equipment	(1,220)	(260,809)	(6,186)	(268,215)
Payments for acquisitions, net of cash received	(580,068)	—	(1,143)	(581,211)
Proceeds from sale of fixed assets	—	8,833	—	8,833

Net cash used in investing activities	(581,288)	(251,976)	(7,329)	(840,593)
Repayment of debt	(186,751)	(143,612)	—	(330,363)
Proceeds from senior secured revolver	3,689,000	—	—	3,689,000
Payments for senior secured revolver	(3,173,800)	—	—	(3,173,800)
Proceeds from receivables-backed facility	—	—	1,784,728	1,784,728
Payments for receivables-backed facility	—	—	(2,244,728)	(2,244,728)
Issuance of common stock	454,326	—	—	454,326
Tax savings on share-based compensation	894	—	—	894
Capital contribution from non-controlling interest	—	—	12,708	12,708
Net change in intercompany balances	(396,885)	(46,415)	443,300	—

Net cash provided by (used in) financing activities	386,784	(190,027)	(3,992)	192,765
Effect of Exchange in cash and cash equivalents	—	—	808	808

Increase (decrease) in cash and cash equivalents	274	(21,198)	32,577	11,653
Cash and cash equivalents, beginning of period	9,391	21,198	5,390	35,979

Cash and cash equivalents, end of period	$9,665	$—	$37,967	$47,632

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2008
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$317,002	$339,225	$63,031	$719,258
Net cash used in discontinued operations	—	(1,304)	—	(1,304)

Net cash provided by operating activities	317,002	337,921	63,031	717,954
Payments for property, plant and equipment	(1,780)	(250,330)	(4,855)	(256,965)
Payments for acquisitions, net of cash received	(95,851)	—	—	(95,851)
Proceeds from sale of fixed assets	—	11,329	—	11,329

Net cash provided by (used in) investing activities	(97,631)	(239,001)	(4,855)	(341,487)
Repayment of debt	(18,000)	(91,987)	—	(109,987)
Proceeds from senior secured revolver	3,298,200	—	—	3,298,200
Payments for senior secured revolver	(3,848,500)	—	—	(3,848,500)
Proceeds from receivables-backed facility	—	—	1,852,320	1,852,320
Payments for receivables-backed facility	—	—	(1,992,320)	(1,992,320)
Issuance of common stock	419,663	—	—	419,663
Tax savings on share-based compensation	7,581	—	—	7,581
Net change in intercompany balances	(69,525)	(12,291)	81,816	—

Net cash provided by (used in) financing activities	(210,581)	(104,278)	(58,184)	(373,043)

Increase (decrease) in cash and cash equivalents	8,790	(5,358)	(8)	3,424
Cash and cash equivalents, beginning of period	601	26,557	5,397	32,555

Cash and cash equivalents, end of period	$9,391	$21,199	$5,389	$35,979

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(187,500)	$670,031	$(132,281)	$350,250
Payments for property, plant and equipment	(820)	(240,288)	(340)	(241,448)
Payments for acquisitions, net of cash received	(132,204)	—	—	(132,204)
Net proceeds from divestitures	1,536	—	—	1,536
Proceeds from sale of fixed assets	—	13,726	6,466	20,192

Net cash provided by (used in) continuing operations	(131,488)	(226,562)	6,126	(351,924)
Net cash provided by discontinued operations	10,705	—	—	10,705

Net cash provided by (used in) investing activities	(120,783)	(226,562)	6,126	(341,219)
Proceeds from issuance of debt	1,912,500	—	—	1,912,500
Repayment of debt	(69,750)	(267,130)	—	(336,880)
Proceeds from senior secured revolver	4,706,100	—	—	4,706,100
Payments for senior secured revolver	(4,469,300)	—	—	(4,469,300)
Proceeds from receivable-backed facility	—	—	238,300	238,300
Payments for receivables-backed facility	—	—	(150,800)	(150,800)
Payments of financing costs	(31,281)	—	—	(31,281)
Issuance of common stock	48,114	—	—	48,114
Payment of special cash dividend	(1,942,738)	—	—	(1,942,738)
Tax savings on share-based compensation	18,369	—	—	18,369
Net change in intercompany balances	136,291	(176,036)	39,745	—

Net cash provided by (used in) financing activities	308,305	(443,166)	127,245	(7,616)

Increase in cash and cash equivalents	22	303	1,090	1,415
Cash and cash equivalents, beginning of period	579	26,254	4,307	31,140

Cash and cash equivalents, end of period	$601	$26,557	$5,397	$32,555

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rates — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for interest on our senior secured credit facility by fixing the LIBOR interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes our various interest rate agreements in effect as of December 31, 2009:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2010 — 2012	$2,300

(1)	The notional amounts of the swap agreements decrease by $800 million on March 31, 2010, $250 million on March 31, 2011 and the balance on March 30, 2012.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These swaps are recorded as an asset or liability in our consolidated balance sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during 2009, 2008 or 2007.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility falling below the rates on our interest rate derivative agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, beginning in the second half of 2008, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis and in some cases were unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. We did not have any outstanding commodity related financial instruments at December 31, 2009.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Historically, our international operations represented less than 1% of our sales and long-lived assets. With our acquisition of Alpro in July 2009, the relative percentage of our international sales will increase slightly. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the British Pound and the Euro. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

In June 2009, in connection with our acquisition of Alpro, we entered into a forward contract to purchase €325.0 million. The forward contract was entered into in order to hedge the impact on the purchase price resulting from foreign currency exchange rate fluctuations. The forward contract was not designated as a hedging instrument for accounting purposes. In July 2009, the acquisition closed and the foreign currency forward contract was settled. A gain of $4.2 million was recorded for the year ended December 31, 2009, within other income. No other foreign currency derivatives were entered into in 2009.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009 and 2008, our derivatives designated as hedging instruments recorded at fair value in our consolidated balance sheets were:

	Derivative Liabilities
	December 31, 2009(3)	December 31, 2008(3)
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$90,194	$103,278
Interest rate swap contracts — non current(2)	42,262	106,731

Total Derivatives	$132,456	$210,009

(1)	Derivative liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in accounts payable and accrued expenses in our consolidated balance sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our consolidated balance sheets.

(3)	There were no derivatives designated as hedging instruments in an asset position.

Losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income (net of tax) in our consolidated statements of income for the years ended December 31, 2009 and 2008 were:

	Year Ended December 31
	2009	2008	2007
Interest rate swap contracts(1)	$70,772	$26,640	$(9,679)

(1)	Recorded in interest expense in our consolidated income statement.

Based on current interest rates, we estimate that $55.5 million, net of tax of hedging activity will be reclassified as interest expense within the next 12 months.

11.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $.01 per share.

Public Offerings of Equity Securities — In May 2009 and March 2008, we issued and sold 25.4 million and 18.7 million shares of our common stock in public offerings, respectively. Net proceeds from these offerings of $444.7 million and $399.5 million, respectively were used to reduce our indebtedness under our credit agreements.

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

Stock Award Plans — As of December 31, 2009, we had three award plans with shares remaining available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 10.0 million shares, respectively. As of December 31, 2009, we have remaining availability of 4.3 million, 288,000 and 1.7 million shares, respectively. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan.

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

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2009	2008	2007
Expected volatility	33%	25%	25%
Expected dividend yield	0%	0%	0%
Expected option term	4.75 years	4.5 years	4.5 years
Risk-free rate of return	1.65 to 2.66%	1.71 to 3.34%	3.28 to 5.07%

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to contractual terms (generally 10 years), vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a combination of historical volatility of our stock and expectations with regard to future volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not historically declared or paid a regular cash dividend on our common stock. However, on April 2, 2007, we declared a special cash dividend of $15 per share. We have no current plans to pay a cash dividend in the future.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity during the years ended December 31, 2009, 2008 and 2007:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	15,322,398	$23.09
Granted	3,549,541	29.97
Adjustment to options granted prior to December 31, 2006 and outstanding at the time of the special cash dividend(1)	6,707,790	15.89
Cancelled(2)	(309,178)	25.83
Exercised	(3,253,888)	14.33

Options outstanding at December 31, 2007	22,016,663	18.40
Granted	3,008,838	24.98
Cancelled(2)	(1,120,308)	22.67
Exercised	(3,558,606)	12.06

Options outstanding at December 31, 2008	20,346,587	20.24
Granted	3,569,132	19.95
Cancelled(2)	(694,993)	24.23
Exercised	(1,002,345)	10.38

Options outstanding at December 31, 2009	22,218,381	$20.52	5.54	$34,619,211

Options exercisable at December 31, 2007	15,765,968	14.95
Options exercisable at December 31, 2008	14,318,678	17.45
Options exercisable at December 31, 2009	15,900,822	19.48	4.43	34,545,731

(1)	The number and exercise prices of options outstanding at the time of the special cash dividend was proportionately adjusted to maintain the aggregate fair value of the options before and after the special cash dividend.

(2)	Pursuant to the terms of our stock option plans, options that are cancelled or forfeited may be available for future grants.

The following table summarizes information about options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$7.17 to $11.69	3,317,302	1.63	$10.58	3,317,302	$10.58
12.36 to 14.25	2,497,995	2.92	14.23	2,491,329	14.23
14.87 to 18.30	3,444,504	4.54	18.05	3,297,675	18.07
18.69 to 19.98	433,763	6.95	19.56	305,732	19.67
20.07	3,138,748	9.10	20.07	99,432	20.07
20.19 to 25.34	758,748	6.56	23.13	566,553	23.46
25.37	2,482,970	7.72	25.37	835,126	25.37
25.39 to 25.44	330,638	6.26	25.42	330,638	25.42
25.68	2,302,470	5.61	25.68	2,148,173	25.68
25.81 to 31.90	3,511,243	6.86	29.47	2,508,862	29.30

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $6.26 per share, $6.61 per share and $12.22 per share, respectively and the total intrinsic value of options exercised during the same periods was $8.5 million, $45.8 million and $65.1 million, respectively. The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $24.1 million, $24.1 million and $20.8 million, respectively.

During the years ended December 31, 2009, 2008 and 2007, we recognized stock option expense of $22.3 million, $23.4 million and $22.9 million, respectively, and an income tax benefit related to stock option expense of $8.2 million, $8.3 million and $7.2 million, respectively.

During the year ended December 31, 2009, cash received from stock option exercises was $10.4 million and the total cash benefit for tax deductions to be realized for these option exercises was $3.0 million.

At December 31, 2009, there was $21.7 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.0 years.

Restricted Stock Units — We issue restricted stock units to certain senior employees and non-employee directors as part of our long-term incentive program. A restricted stock unit represents the right to receive one share of common stock in the future. Restricted stock units have no exercise price. Through December 31, 2008, restricted stock units granted to employees generally vest ratably over five years, subject to certain accelerated vesting provisions based primarily on our stock price, a change of control, or in certain cases upon death or qualified disability. Starting in January 2009, restricted stock units granted to employees generally vest ratably over three years, subject to certain accelerated vesting provisions based primarily on a change of control, or in certain cases upon death or qualified disability. Restricted stock units granted to non-employee directors vest ratably over three years.

The following table summarizes stock unit activity during the years ended December 31, 2009, 2008 and 2007:

	Employees	Directors	Total
Stock units outstanding at January 1, 2007	774,261	69,676	843,937
Stock units issued	536,370	22,950	559,320
Shares issued	(528,547)	(46,471)	(575,018)
Adjustment to stock units outstanding at the time of special cash dividend(1)	471,691	32,708	504,399
Stock units cancelled or forfeited(2)	(113,623)	—	(113,623)

Stock units outstanding at December 31, 2007	1,140,152	78,863	1,219,015
Stock units issued	938,021	22,950	960,971
Shares issued	(193,042)	(30,132)	(223,174)
Stock units cancelled or forfeited(2)	(131,901)	—	(131,901)

Stock units outstanding at December 31, 2008	1,753,230	71,681	1,824,911
Stock units issued	1,173,542	36,926	1,210,468
Shares issued	(337,972)	(34,284)	(372,256)
Stock units cancelled or forfeited(2)	(191,660)	(9,203)	(200,863)

Stock units outstanding at December 31, 2009	2,397,140	65,120	2,462,260

Weighted average grant date fair value	$23.29	$17.98	$23.19

(1)	The number of stock units outstanding at the time of the special cash dividend were proportionately adjusted to maintain the aggregate fair value of the units before and after the special cash dividend.

(2)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited may be available for future grants.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008 and 2007, we recognized stock unit expense of $17.1 million, $11.8 million and $11.9 million, respectively, and an income tax benefit related to stock unit expense of $5.2 million, $3.5 million and $3.0 million, respectively.

The weighted-average grant date fair value of stock units granted during the years ended December 31, 2009, 2008 and 2007 was $19.78 per share, $24.91 per share and $29.98 per share, respectively. At December 31, 2009, there was $41.3 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the years ended December 31, 2009, 2008 and 2007:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2007	27,585	38.83
Restricted shares granted	36,518	32.21
Restricted shares vested	(32,070)	36.03

Nonvested at December 31, 2007	32,033	34.09
Restricted shares granted	53,469	19.92
Restricted shares vested	(37,824)	28.14
Restricted shares forfeited	(1,486)	22.37

Nonvested at December 31, 2008	46,192	22.94
Restricted shares granted	38,405	18.24
Restricted shares vested	(42,882)	22.39
Restricted shares forfeited	(2,369)	24.27

Nonvested at December 31, 2009	39,346	18.87

Cash Performance Units — On November 17, 2009, our Board of Directors approved the future granting of awards of cash performance units (“CPUs”) a part of our long-term incentive compensation program to be granted to the terms of our 2007 Stock Incentive Plan. The CPU awards are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period using performance metrics set forth in the 2007 Stock Incentive Plan. As of December 31, 2009, there were no awards issued under this plan.

Rights Plan — On February 27, 1998, our Board of Directors declared a dividend of the right to purchase one half of one common share for each outstanding share of common stock to the stockholders of record on March 18, 1998. The rights plan expired pursuant to its terms effective March 18, 2008.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2009 or 2008. As of December 31, 2009, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	EARNINGS PER SHARE

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$227,758	$184,840	$130,462
Net Loss attributable to non-controlling interest	12,461	—	—

Income from continuing operations attributable to Dean Foods Company	$240,219	$184,840	$130,462
Denominator:
Average common shares	170,986,886	149,266,519	130,310,811
Basic EPS from continuing operations attributable to Dean Foods Company	$1.41	$1.24	$1.00
Diluted EPS computation:
Numerator:
Income from continuing operations	$227,758	$184,840	$130,462
Net Loss attributable to non-controlling interest	12,461	—	—

Income from continuing operations attributable to Dean Foods Company	$240,219	$184,840	$130,462
Denominator:
Average common shares — basic	170,986,886	149,266,519	130,310,811
Stock option conversion(1)	2,474,227	3,975,370	6,590,345
Stock units(2)	397,190	153,857	390,842

Average common shares — diluted	173,858,303	153,395,746	137,291,998

Diluted EPS from continuing operations attributable to Dean Foods Company	$1.38	$1.21	$0.95

(1) Anti-dilutive shares excluded	12,846,720	10,068,998	2,680,337

(2) Anti-dilutive stock units excluded	57,664	970,868	11,244

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive income (loss), as reflected in the Consolidated Statements of Stockholders’ Equity at December 31, 2009 and 2008, are as follows:

	December 31
	2009	2008
	(In thousands)
Cumulative translation adjustment	$(3,532)	$(6,041)
Fair value of derivative instruments, net of tax	(82,133)	(130,488)
Pension and other postretirement liability adjustment, net of tax	(81,311)	(90,500)

Total accumulated other comprehensive income (loss)	$(166,976)	$(227,029)

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. On July 2, 2009, we acquired Alpro, including its defined benefit pension plans. During 2009, 2008 and 2007, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Defined benefit plans	$21,053	$4,398	$5,346
Defined contribution plans	28,300	23,331	25,492
Multi-employer pension and certain union plans	29,604	28,295	27,164

Total	$78,957	$56,024	$58,002

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Included in accumulated other comprehensive income at December 31, 2009 and 2008 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $337,000 ($206,000 net of tax) and $450,000 ($278,000 net of tax), unrecognized prior service costs of $7.1 million ($4.4 million net of tax) and $9.0 million ($5.6 million net of tax) and unrecognized actuarial losses of $120.4 million ($73.7 million net of tax) and $143.1 million ($88.3 million net of tax). The transition obligation, prior service costs, and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2010 are $112,000 ($68,000 net of tax), $716,000 ($437,000 net of tax), and $9.1 million ($5.6 million net of tax), respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plans assets for the years ended December 31, 2009 and 2008 and the funded status of the plans at December 31, 2009 and 2008 is as follows:

	December 31
	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$276,355	$261,481
Service cost	3,147	2,727
Interest cost	16,947	16,160
Plan participants’ contributions	48	51
Actuarial (gain) loss	10,330	20,498
Benefits paid	(18,873)	(22,265)
Plan amendments	—	350
Plan settlements	(1,769)	(2,647)
Acquisition	8,605	—
Exchange rate changes	(221)	—

Benefit obligation at end of year	294,569	276,355
Change in plan assets:
Fair value of plan assets at beginning of year	181,027	241,333
Actual return on plan assets	34,062	(61,218)
Employer contribution	24,517	25,773
Plan participants’ contributions	48	51
Benefits paid	(18,873)	(22,265)
Plan settlements	(1,769)	(2,647)
Acquisition	4,496	—
Exchange rate changes	(139)	—

Fair value of plan assets at end of year	223,369	181,027

Funded status at end of year	$(71,200)	$(95,328)

The underfunded status of the plans of $71.2 million at December 31, 2009 is recognized in our Consolidated Balance Sheet and includes $875,000 classified as a current accrued pension liability. No plan assets are expected to be returned to us during the year ended December 31, 2010. We expect to contribute approximately $12.0 million to the pension plans in 2010.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2009 and 2008 follows:

	December 31
	2009	2008
Weighted average discount rate	6.00%	6.32%
Expected return on plan assets	7.70%	7.70%
Rate of compensation increase	4.00%	4.00%

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2009, 2008 and 2007 follows:

	Year Ended December 31
	2009	2008	2007
Weighted average discount rate	6.32%	6.40%	5.85%
Expected return on plan assets	7.70%	8.00%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service cost	$3,147	$2,727	$2,781
Interest cost	16,947	16,160	17,003
Expected return on plan assets	(14,017)	(19,185)	(18,724)
Amortizations:
Unrecognized transition obligation	112	112	112
Prior service cost	921	890	891
Unrecognized net loss	12,093	2,038	2,846
Effect of curtailment	945	—	—
Effect of settlement	905	1,656	437

Net periodic benefit cost	$21,053	$4,398	$5,346

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

The amortization of unrecognized net loss represents the amortization of investment losses incurred. The increase in 2009 amortization is the result of declining asset performance during the volatility of the credit and capital markets in 2008. In 2009, we closed a plant in Michigan. The effect of curtailment cost in 2009 represents the recognition of net periodic pension service costs associated with the closure of the plant.

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2009	2008
	(In millions)
Projected benefit obligation	$286.0	$275.0
Accumulated benefit obligation	283.2	271.9
Fair value of plan assets	217.0	179.0

The accumulated benefit obligation for all defined benefit plans was $289.0 million and $273.3 million at December 31, 2009 and 2008, respectively.

In excess of 80% of our defined benefit plan obligations are frozen as to future participants or increases in accumulated benefits. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects rates of a hypothetical portfolio of zero-coupon, high quality corporate bonds that mirror our forecasted benefit plan payments in the future. The weighted average discount rate was decreased from 6.32% at December 31, 2008 to 6.00% at December 31, 2009, which will increase the net periodic benefit cost in 2010.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. On July 1, 2009, the Investment Committee adopted a new long-term investment policy for the master trust that decreases the expected relative holdings of equity securities that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. The investment policies permit variances from the targets within certain parameters. The investment policy prohibits investments in non-marketable or exotic securities, such as short-sale contracts; letter stock; commodities and private placements, without the Investment Committee’s prior approval. At December 31, 2009, our master trust was invested as follows: investments in equity securities were at 59%; investments in fixed income were at 35%; cash equivalents were at 3% and other investments were at 3%. Equity securities of the plan did not include any investment in our common stock at December 31, 2009 or 2008.

Estimated pension plan benefit payments to participants for the next ten years are as follows:

2010	$19.7 million
2011	18.9 million
2012	19.4 million
2013	19.8 million
2014	20.4 million
Next five years	103.3 million

In December 2008, the FASB issued an update to Accounting Standards related to Compensation —  Retirement Benefits. This update requires additional disclosures about assets held in an employer’s defined benefit pension plans. This update requires us to disclose the fair value of each major asset category as of each annual reporting date for which a financial statement is presented, except for earlier comparative periods upon adoption. It also requires disclosure of the level within the fair value hierarchy in which each major category of plan assets falls and a reconciliation of beginning and ending balances for Level 3 assets. This update is applicable to employers that are subject to the disclosure requirements and is effective for fiscal years ending after December 15, 2009. We are complying with the disclosure provisions of this update.

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering assumptions, we follow a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value of our defined benefit plans’ consolidated assets as follows:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-derived valuations, in which all significant inputs are observable in active market.

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values by category of inputs as of December 31, 2009 were as follows (in thousands):

	Fair Value as of December 31, 2009	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$28	$28	$—	$—
Index Funds:
U.S. Equities(a)	103,535	—	103,535	—
International Equities(b)	21,219	—	21,219	—
Equity Funds(c)	6,560	—	6,560	—

Total Equity Securities	131,342	28	131,314	—
Fixed Income:
Bond Funds(d)	73,142	—	73,142	—
Diversified Funds(e)	4,674	—	—	4,674

Total Fixed Income	77,816	—	73,142	4,674
Cash Equivalents:
Cash and Cash Equivalents	2,000	2,000	—	—
Short-term Investment Funds(f)	4,562	—	4,562	—

Total Cash Equivalents	6,562	2,000	4,562	—
Other Investments:
Insurance Contracts(g)	5,197	—	—	5,197
Partnerships/Joint Ventures(h)	2,092	—	—	2,092
Insurance Reserves	360	—	—	360

Total Other Investments	7,649	—	—	7,649

Total	$223,369	$2,028	$209,018	$12,323

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.

(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.

(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.

(d)	Approximately 60% of investment represents a pooled/separate account that tracks the overall performance of the Barclays Capital U.S. Aggregate Bond Index. The remaining 40% represents a pooled/separate account invested in government and investment grade corporate securities.

(e)	Represents a pooled/separate account investment in the General Investment Accounts of two investment managers. The accounts primarily invest in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

(f)	Investment is comprised of high grade money market instruments with short-term maturities and high liquidity.

(g)	Approximately 90% of the insurance contracts are financed by employer premiums with the insurer managing the reserves as calculated using an actuarial model. The remaining 10% of the insurance contracts are financed by employer and employee contributions with the insurer managing the reserves collectively with other pension plans.

(h)	The majority of the total partnership balance is a partnership comprised of a portfolio of three limited partnership funds that invest in public and private equity.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) between December 31, 2008 and December 31, 2009 is as follows (in thousands):

	Diversified Funds	Insurance Contracts	Partnerships/ Joint Ventures	Insurance Reserves	Total
Balance at December 31, 2008	$4,770	$—	$2,937	$361	$8,068
Actual return on plan assets:
Relating to instruments still held at reporting date	58	—	(845)	(1)	(788)
Acquisitions(1)	—	5,197	—	—	5,197
Purchases, sales and settlements (net)	(2,265)	—	—	—	(2,265)
Transfers in and/or out of Level 3	2,111	—	—	—	2,111

Balance at December 31, 2009	$4,674	$5,197	$2,092	$360	$12,323

(1)	Represents the plan assets transferred in as part of the Alpro acquisition on July 2, 2009.

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

Included in accumulated other comprehensive income at December 31, 2009 and 2008 are the following amounts that have not yet been recognized in net periodic benefit cost: negative unrecognized prior service costs of $291,000 ($178,000 net of tax) and $69,000 ($43,000 net of tax) and unrecognized actuarial losses of $4.8 million ($2.9 million net of tax) and $623,000 ($384,000 net of tax) respectively. The negative prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2010 is negative $66,000 ($40,000 net of tax) and $524,000 ($320,000 net of tax), respectively.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the funded status of these plans:

	December 31
	2009	2008
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$15,736	$27,756
Service cost	51	1,541
Interest cost	937	1,777
Actuarial (gain) loss	4,367	(13,550)
Benefits paid	(2,197)	(2,940)
Plan amendments	(266)	—
Plan curtailments	(8)	—
Net transfers in	—	1,152

Benefit obligation at end of year	18,620	15,736
Fair value of plan assets at end of year	—	—

Funded status	$(18,620)	$(15,736)

The unfunded portion of the liability of $18.6 million at December 31, 2009 is recognized in our Consolidated Balance Sheet and includes $2.1 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2009 and 2008 follows:

	December 31
	2009	2008
Healthcare inflation:
Initial rate	9.00%	9.00%
Ultimate rate	4.50%	5.37%
Year of ultimate rate achievement	2029	2014
Weighted average discount rate	5.51%	6.32%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Healthcare inflation:
Initial rate	9.00%	10.01%	12.00%
Ultimate rate	5.40%	5.38%	5.05%
Year of ultimate rate achievement	2014	2012	2011
Weighted average discount rate	6.32%	6.40%	5.85%

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$988	$3,319	$3,077
Amortizations:
Prior service cost	(333)	(69)	(69)
Unrecognized net loss	1,061	623	1,064
Effect of curtailment	(24)	—	—

Net periodic benefit cost	$1,692	$3,873	$4,072

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$64	$(60)
Effect on postretirement obligation	1,205	(1,075)

We expect to contribute $2.1 million to the postretirement health care plans in 2010. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2010	$2.1 million
2011	2.1 million
2012	1.9 million
2013	1.8 million
2014	1.8 million
Next five years	7.5 million

16.	FACILITY CLOSING AND REORGANIZATION COSTS

We recorded net facility closing and reorganization costs of $30.2 million, $22.8 million, and $34.4 million during 2009, 2008, and 2007, respectively. These costs included the following types of cash and non-cash charges:

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

Approved plans within our multi-year initiatives and related charges, are summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Closure of facilities:
Fresh Dairy Direct(1)	$29,021	$18,019	$8,177
WhiteWave-Morningstar(2)	1,076	4,510	—
Workforce reductions within Fresh Dairy Direct resulting from:
Realignment of finance and transaction processing activities(3)	65	229	6,291
Management realignment(4)	—	—	10,555
Broad-based reduction of facility and distribution personnel(5)	—	—	9,398

Total	$30,162	$22,758	$34,421

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	These charges in 2009 primarily relate to four facility closures in Flint, Michigan, Lincoln, Nebraska, Portsmouth, Virginia and Kingsport, Tennessee, as well as previously announced closures. Charges in 2008 primarily relate to the closure of ice cream operations in Hickory, North Carolina; and the closure of facilities in Kalispell, Montana and Denver, Colorado; as well as previously announced closures in Detroit, Michigan; Union, New Jersey; Akron, Ohio; and South Gate, California. Charges in 2007 primarily relate to previously announced closures of facilities in Detroit, Michigan; Union, New Jersey; Akron, Ohio; and South Gate, California; as well as the closure of ice cream operations in Newport, Kentucky. We expect to incur additional charges related to these facility closures of $7.4 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	These charges in 2009 and 2008 relate to shut down and other costs associated with the previously announced closure of a facility in Belleville, Pennsylvania.

(3)	Charges relate to the centralization of certain finance and transaction processing activities from local to regional facilities. We do not expect to incur additional costs related to this initiative; however, we will continue to evaluate additional opportunities for centralization of activities, which could result in additional chares in the future.

(4)	In 2007, we realigned management positions within our former Dairy Group segment to facilitate supply-chain focused platforms. This resulted in the elimination of certain regional and corporate office positions, including the former President of the former Dairy Group segment. As part of this initiative, we incurred $10.6 million of workforce reduction costs, $3.4 million of which was a non-cash charge resulting from acceleration of vesting on share-based compensation. This initiative was completed as of the year ended December 31, 2007.

(5)	In 2007, we approved a plan to reduce the former Dairy Group’s manufacturing and distribution workforce by approximately 600-700 positions. The decision to reduce employment is part of our multi-year productivity initiative to increase efficiency and capability of the former Dairy Group operations. As part of this initiative, we incurred $9.4 million of workforce reduction costs related to the elimination of these positions. This initiative was completed as of the year ended December 31, 2007.

Activity for 2009 and 2008 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2007	Charges	Payments	Accrued Charges at December 31, 2008	Charges	Payments	Accrued Charges at December 31, 2009
	(In thousands)
Cash charges:
Workforce reduction costs	$13,062	$3,653	$(14,976)	$1,739	$7,895	$(7,315)	$2,319
Shutdown costs	19	3,587	(3,593)	13	5,288	(5,278)	23
Lease obligations after shutdown	43	253	(296)	—	268	(268)	—
Other	88	999	(1,073)	14	396	(391)	19

Subtotal	$13,212	8,492	$(19,938)	$1,766	13,847	$(13,252)	$2,361

Noncash charges:
Write-down of assets(1)		14,266			16,315

Total charges		$22,758			$30,162

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision was made to close the facilities. Estimates of future cash flows used to test the recoverability of the assets included the net cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. The inputs for the fair value calculation were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building, and product innovation. These initiatives will require investments in people, systems, tools, and facilities. As a direct result of these initiatives, over the next several years, we will incur additional facility closing and reorganization costs including:

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

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$242,691	$301,795	$329,902
Cash paid (received) for taxes	159,840	(3,425)	80,817

18.	COMMITMENTS AND CONTINGENCIES

Contingent Obligations Related to Divested Operations — We have divested certain businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves which are immaterial to the financial statements for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured. These deductibles are $2.0 million for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims. At December 31, 2009 and 2008, we recorded accrued liabilities related to these retained risks of $206.1 million and $197.5 million, respectively, including both current and long-term liabilities.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of December 31, 2009 or 2008. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $158.4 million, $147.3 million and $133.6 million for 2009, 2008 and 2007, respectively.

In June 2009, we announced our intention to relocate our corporate headquarters to a leased facility in Dallas, Texas. The new facility is in close proximity to our existing headquarters. The relocation of personnel began in the first quarter of 2010. The decision to relocate the headquarters is due in part to our growth and the increased centralization of strategic, operational and functional personnel. The lease agreement for the existing headquarters facility terminates at the end of 2010. In connection with the relocation, we will incur duplicate lease expense, as well as move-related expenses in 2010. These costs are not expected to be material to our consolidated results of operations.

Future minimum payments at December 31, 2009, under non-cancelable operating leases with terms in excess of one year are summarized below (in thousands):

Operating Leases
(in thousands)
2010	$113,739
2011	94,112
2012	78,443
2013	61,036
2014	47,374
Thereafter	133,529

Total minimum lease payments	$528,233

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including diesel fuel,

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009, and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and remains pending. We are nearing completion of fact discovery in these matters. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above) and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A motion to dismiss the amended complaint has recently been filed. A second complaint was filed by a different plaintiff on January 14, 2010 but has not been served. The second complaint is similar to the original complaint. These cases are at a very preliminary stage and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. The Company intends to vigorously defend against this action.

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

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

On October 22, 2009, we received a notice from the United States Environmental Protection Agency (the “EPA”) that it plans to file an administrative complaint for civil penalties against Country Fresh, LLC alleging our failure to meet certain procedural requirements with respect to the risk management program at our former facility in Flint, Michigan. In February 2010 we agreed to pay a civil penalty of $92,400 to the EPA pursuant to a Consent Agreement and Final Order in settlement of the matter.

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of our hedging derivative liabilities measured at fair value on a recurring basis as of December 31, 2009 is as follows (in thousands):

	Fair Value as of December 31, 2009	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$132,456	$—	$132,456	$—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

See Note 10 for additional disclosures regarding our derivative activity.

The fair value of our subsidiary senior notes was determined based on fair values for similar instruments with similar terms and quoted market prices for our Dean Foods Company senior notes. The following table presents the carrying value and fair value of our senior notes and interest rate agreements at December 31:

	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes	$126,027	$135,255	$253,828	$242,078
Dean Foods Company senior notes	498,584	490,000	498,416	425,000

20.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We currently have two reportable segments: Fresh Dairy Direct and WhiteWave-Morningstar.

During 2007, we began aligning our leadership teams and strategy around distinct supply chain and delivery channels. Effective January 1, 2008, consistent with this direction, we disaggregated the former Dairy Group segment into a Fresh Dairy Direct fluid and ice cream operation and a Morningstar operation. The Morningstar operation is now a part of our WhiteWave-Morningstar segment. All segment results have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

Fresh Dairy Direct is our largest segment with over 80 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, creamers, ice cream, juices and teas, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are delivered through what we believe to be one of the most extensive refrigerated direct store delivery “DSD” systems in the United States.

Our WhiteWave-Morningstar consists of three aggregated operations including WhiteWave, Morningstar and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Silk® soymilk and cultured soy products, Horizon Organic® milk and other dairy products, The Organic Cow® dairy products, International Delight® coffee creamers, LAND O LAKES® creamer and fluid dairy products, Rachel’s Organic® dairy products. Morningstar is one of the leading U.S. manufacturers of private label cultured and extended shelf life dairy products such as ice cream mix, sour and whipped cream, yogurt and cottage cheese. Alpro is a leading provider of branded soy-based beverages and food products in Europe, marketing its products under the Alpro® and Provamel® brands. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day®. WhiteWave-Morningstar sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Morningstar products are delivered through warehouse delivery systems.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Due to changes in our reportable segments as discussed above, segment results for 2007 have been recast to present results on a comparable basis, including the transfer of $334.4 million of goodwill from Fresh Dairy Direct to WhiteWave-Morningstar. These changes had no impact on consolidated net sales or operating income. In previous quarters during 2009, the results of our WhiteWave/Hero joint venture were included in Corporate and Other. Those results are now presented with our WhiteWave-Morningstar operations.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Year Ended December 31
	2009	2008	2007
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$8,456,219	$9,804,622	$9,411,103
WhiteWave-Morningstar	2,702,169	2,649,991	2,410,800

Total	$11,158,388	$12,454,613	$11,821,903

Intersegment sales:
Fresh Dairy Direct	$53,161	$51,869	$59,144
WhiteWave-Morningstar	281,366	282,384	238,699

Total	$334,527	$334,253	$297,843

Operating income:
Fresh Dairy Direct	$642,405	$591,314	$537,963
WhiteWave-Morningstar	243,903	205,382	204,951

Total reportable segment operating income	886,308	796,696	742,914
Corporate	(234,025)	(165,248)	(153,208)
Facility closing and reorganization costs	(30,162)	(22,758)	(34,421)
Other operating expense	—	—	(1,688)

Total	622,121	608,690	553,597
Other (income) expense:
Interest expense	246,494	308,080	333,202
Other (income) expense, net	(4,196)	933	5,926

Consolidated income from continuing operations before tax	$379,823	$299,677	$214,469

Depreciation and amortization:
Fresh Dairy Direct	$146,730	$150,310	$143,595
WhiteWave-Morningstar	89,482	77,550	74,236
Corporate and Other	18,740	10,146	14,067

Total	$254,952	$238,006	$231,898

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31
	2009	2008	2007
	(In thousands)
Assets:
Fresh Dairy Direct	$4,847,151	$4,732,074	$4,750,747
WhiteWave-Morningstar	2,689,656	2,063,717	2,010,487
Corporate	307,134	244,401	272,122

Total	$7,843,941	$7,040,192	$7,033,356

Capital expenditures:
Fresh Dairy Direct	$180,541	$142,960	$156,970
WhiteWave-Morningstar	66,835	108,607	77,031
Corporate and Other	20,839	5,398	7,447

Total	$268,215	$256,965	$241,448

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	December 31
	2009	2008	2007
	(In thousands)
Net sales to external customers:
Domestic	$10,934,271	$12,346,028	$11,721,358
Foreign	224,117	108,585	100,545
Long-lived assets:
Domestic	$5,682,379	$5,550,561	$5,489,296
Foreign	532,593	8,438	12,075

During the second half of 2009, net sales from our foreign operations increased due to the acquisition of Alpro, which was completed in July 2009, offset by the exit of certain business relationships within our previously existing foreign operations.

Significant Customers — Our Fresh Dairy Direct and WhiteWave-Morningstar segments each had a single customer that represented greater than 10% of their net sales. Approximately 19.1%, 18.7% and 17.9% of our consolidated net sales in 2009, 2008 and 2007, were to that same customer.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2009 and 2008.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2009
Net sales	$2,702,938	$2,681,286	$2,773,507	$3,000,657
Gross profit	758,687	764,273	787,968	805,059
Income from continuing operations	75,342	62,412	47,104	42,900
Net income(1)	75,200	62,316	47,104	43,227
Net income attributable to Dean Foods Company(1)	76,246	64,143	49,653	50,266
Earnings per common share(2):
Basic	0.49	0.38	0.28	0.28
Diluted	0.48	0.38	0.27	0.27
2008
Net sales	$3,076,960	$3,102,559	$3,194,669	$3,080,425
Gross profit	688,574	739,320	731,720	785,640
Income from continuing operations	30,772	48,885	37,803	67,380
Net income(3)	30,772	48,885	37,752	66,361
Earnings per common share(2):
Basic	0.22	0.32	0.25	0.44
Diluted	0.21	0.31	0.24	0.43

(1)	The results for the first, second, third and fourth quarters of 2009 include facility closing and reorganization costs, net of tax, of $5.1 million, $7.0 million, $3.9 million and $2.6 million, respectively.

(2)	Earnings per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings per common share amount.

(3)	The results for the first, second, third and fourth quarters of 2008 include facility closing and reorganization costs, net of tax, of $1.3 million, $3.1 million, $5.7 million and $3.9 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

In 2009, as discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of new Accounting Standards relating to “Business Combinations”. In 2007 the Company adopted the provisions of Accounting Standards relating to “Accounting for Uncertainty in Income Taxes”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2010

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

During the quarter ended September 30, 2009, we completed our acquisition of the Alpro Division of Vandemoortele, N.V. (“Alpro”) and began the process of integrating Alpro into our operations. We have excluded Alpro from our assessment of our internal control over financial reporting as of December 31, 2009, as we concluded there was insufficient time between the acquisition date and the end of 2009 to properly plan, document, test and remediate, if necessary, the controls of Alpro. We will include Alpro in our assessment of our internal control over financial reporting as of December 31, 2010. Because Alpro is not considered to be significant to our operations, we do not believe it is likely to have a material affect on our internal control over financial reporting. Alpro’s financial statements constitute approximately 8.0% of total consolidated assets, 1.6% of consolidated net sales and 2.7% of consolidated net income attributable to Dean Foods Company as of and for the year ended December 31, 2009.

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 51.

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over financial Reporting, management excluded from its assessment the internal control over financial reporting at the Alpro Division of Vandemoortele, N.V. (“Alpro”), which was acquired on July 2, 2009, and whose financial statements constitute 8.0% of total consolidated assets, 1.6% of consolidated net sales and 2.7% of consolidated net income attributable to Dean Foods Company as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Alpro. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules, and included an explanatory paragraph regarding the adoption of the provisions of new Accounting Standards relating to “Business Combinations” in 2009 and the adoption of the provisions of Accounting Standards relating to “Accounting for Uncertainty in Income Taxes” in 2007.

/s/    DELOITTE & TOUCHE LLP

Dallas, Texas

February 25, 2010

Item 9B.	Other Information

On February 23, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of the Company established objectives for 2010 short-term incentive payments payable in 2011 to the executive officers of the Company under the Company’s 2010 Short-Term Incentive Compensation Plan.

Short-term incentive payments for 2010 will consist of a combination of Company financial objectives, business unit objectives, where appropriate, and individual objectives for each executive officer. The Committee determines the appropriate relative weight for each factor each year. Short-term incentive payments for 2010 will be based on the achievement of Company and business unit objectives for that portion of the target payment tied to financial objectives, and the Committee’s assessment of each executive officer’s performance in 2010 against their individual objectives for that portion of the target payment tied to individual objectives. The payout factor for the financial component of short-term incentive compensation for each executive officer ranges from zero to 200 percent of that officer’s target payment, depending on actual performance in 2010 against the financial objectives established by the Committee. The payout factor for the individual objective component of short-term incentive compensation for each executive officer ranges from zero to 150 percent of that officer’s target payment, depending on the officer’s performance in 2010 against the individual objectives established by the Committee. If the Company or business unit exceeds 100 percent of its respective financial objectives, then each executive officer’s individual objective payout factor is multiplied by the relevant financial payout factor, resulting in a maximum payout of 300 percent of the individual objective component of the officer’s short-term incentive compensation. The maximum total payout for any executive officer under the formulas above is 240% of the executive officer’s target incentive opportunity.

The key Company financial objectives for 2010 include growth in consolidated adjusted operating income and adjusted earnings per share. The key financial objectives for the Company’s business units include growth in operating income and net sales where appropriate. The individual objectives include the achievement of strategic goals based on each executive officer’s business unit or area of responsibility. The Short-Term Incentive Compensation Plan is attached to this Form 10-K as Exhibit 10.18, and this description is qualified entirely by reference thereto.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 19, 2010 Annual Meeting of Stockholders.

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

Dated February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer and Chairman of the Board	February 25, 2010

/S/ JACK F. CALLAHAN, JR. Jack F. Callahan, Jr.	Executive Vice President and Chief Financial Officer	February 25, 2010

/S/ RONALD L. MCCRUMMEN Ronald L. McCrummen	Senior Vice President and Chief Accounting Officer	February 25, 2010

/S/ TOM C. DAVIS Tom C. Davis	Director	February 25, 2010

/S/ STEPHEN L. GREEN Stephen L. Green	Director	February 25, 2010

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	February 25, 2010

/S/ JANET HILL Janet Hill	Director	February 25, 2010

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 25, 2010

/S/ JOHN R. MUSE John R. Muse	Director	February 25, 2010

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 25, 2010

Jim L. Turner	Director	February 25, 2010

/S/ DOREEN WRIGHT Doreen Wright	Director	February 25, 2010

S-1

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$17,461	$2,515	$1,179	$4,255	$16,900
Deferred tax asset valuation allowances	9,645	1,329	—	—	10,974

Year ended December 31, 2008
Allowance for doubtful accounts	19,830	2,312	187	4,868	17,461
Deferred tax asset valuation allowances	8,695	950	—	—	9,645

Year ended December 31, 2007
Allowance for doubtful accounts	17,070	5,788	100	3,128	19,830
Deferred tax asset valuation allowances	9,671	(976)	—	—	8,695

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

3.2	Amended and Restated Bylaws	Current Report on Form 8-K	March 9, 2009

4.1	Specimen of Common Stock Certificate	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

4.2	Indenture, dated as of May 15, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.1	Eighth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.3	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 1 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.7	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.8	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.10	Forms of Amended and Restated Change in Control Agreements for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.11	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.13	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.14	Form of Cash Performance Unit Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.15	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the fiscal year ended December 31, 2008	February 28, 2009

*10.16	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the fiscal year ended December 31, 2008	February 28, 2009

*10.17	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.18	Dean Foods Company 2010 Short Term Incentive Compensation Plans	Filed herewith

*10.19	Employment Agreement between us and Joseph Scalzo dated November 3, 2009	Quarterly Report on Form 10-Q for the quarter ended September 30, 2009	November 4, 2009

*10.20	Proprietary Information, Inventions and Non-Compete Agreement between us and Joseph Scalzo dated October 7, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005

*10.21	Independent Contractor and Non-Competition Agreement between us and Pete Schenkel dated December 1, 2005	Annual Report on Form 10-K for the year ended December 31, 2005	March 10, 2006

*10.22	First Amended Independent Contractor and Noncompetition Agreement between us and Pete Schenkel dated April 4, 2008	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.23	Employment Agreement between us and Jack F. Callahan dated April 27, 2006	Quarterly Report on Form 10-Q for the quarter ended March 31, 2006	March 1, 2007

*10.24	Proprietary Information, Inventions and Non-Compete Agreement between us and Jack F. Callahan dated May 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	August 9, 2006

*10.25	Employment Agreement between us and Paul Moskowitz dated May 3, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.26	Employment Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.27	Proprietary Information, Inventions and Non-Compete Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.28	Employment Agreement between us and Harrald Kroeker dated January 14, 2008	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.29	Employment Agreement between us and Greg McKelvey dated January 15, 2008	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.30	Employment Agreement between us and Debbie Carosella dated March 14, 2007	Annual Report on Form 10-K for the year ended December 31, 2007	February 28, 2008

*10.31	Employment Agreement between us and Steven J. Kemps dated July 8, 2008	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.32	Employment Agreement between us and Kelly Duffin-Maxwell dated April 9, 2008	Quarterly Report on From 10-Q for the quarter ended March 31, 2008	May 12, 2008

*10.33	Employment Agreement between us and Greg McKelvey dated November 1, 2008	Annual Report on Form 10-K for the year ended December 31, 2008	February 28, 2008

*10.34	Employment Agreement between us and Chris Sliva dated November 16, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009	August 6, 2009

*10.35	Employment Agreement between us and Blaine McPeak dated October 14, 2009	Filed herewith

*10.36	Summary of Terms of Employment Agreement (translated from Dutch) between us and Bernard Deryckere dated April 13, 2001	Filed herewith

*10.37	Amendment to Employment Agreement between us and Joe Scalzo dated November 18, 2008	Annual Report on Form 10-K for the year ended December 31, 2008	February 28, 2008

*10.38	Amendment to Employment Agreement between us and Jack F. Callahan dated November 21, 2008	Annual Report on Form 10-K for the year ended December 31, 2008	February 28, 2008

10.39	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005

10.40	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.41	Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

10.42	Amendment No. 11 to Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

10.43	Amended and Restated Credit Agreement, dated as of April 2, 2007 among Dean Foods Company; J.P. Morgan Securities, Inc., Banc of America Securities LLC, Wachovia Capital Markets, LLC, as Lead Arrangers; JPMorgan Chase Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; Wachovia Bank, National Association, as Documentation Agent; and certain other lenders that are parties thereto	Current Report on Form 8-K	April 4, 2007

10.44	Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent	Current Report on Form 8-K	April 4, 2007

10.45	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008	Current Report on Form 8-K	April 4, 2008

10.46	Amendment No. 4 to fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008	Current Report on Form 8-K	April 4, 2008

10.47	Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008	Current Report on Form 8-K	May 1, 2008

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.48	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 30, 2009	Current Report on Form 8-K	April 13, 2009

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Financial Information for Dean Holding Company	Filed herewith

*	This exhibit is a management or compensatory contract.