Form 10-Q
period 2010-03-31
DEAN FOODS CO
filed 2010-05-10
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer)”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐    No  ☑

As of April 30, 2010, the number of shares outstanding of each class of common stock was: 181,515,543

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,911	$47,632
Receivables, net	863,789	878,837
Income tax receivable	7,769	19,228
Inventories, net	437,891	438,129
Deferred income taxes	153,111	154,847
Prepaid expenses and other current assets	93,681	90,296

Total current assets	1,604,152	1,628,969
Property, plant and equipment, net	2,079,338	2,108,879
Goodwill	3,273,100	3,282,664
Identifiable intangible and other assets	803,898	823,429

Total	$7,760,488	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,127,596	$1,230,173
Current portion of debt	245,055	248,352

Total current liabilities	1,372,651	1,478,525
Long-term debt	3,955,783	3,980,627
Deferred income taxes	635,461	623,982
Other long-term liabilities	398,102	393,575
Commitments and contingencies (Note 12)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 181,503,816 and 180,854,163 shares issued and outstanding, with a par value of $0.01 per share	1,815	1,809
Additional paid-in capital	1,030,379	1,025,502
Retained earnings	534,765	491,611
Accumulated other comprehensive loss	(184,777)	(166,976)

Total Dean Foods Company stockholders’ equity	1,382,182	1,351,946
Non-controlling interest	16,309	15,286

Total stockholders’ equity	1,398,491	1,367,232

Total	$7,760,488	$7,843,941

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31
	2010	2009
Net sales	$2,972,313	$2,702,938
Cost of sales	2,221,563	1,944,251

Gross profit	750,750	758,687
Operating costs and expenses:
Selling and distribution	474,995	424,143
General and administrative	152,289	131,562
Amortization of intangibles	2,863	1,908
Facility closing and reorganization costs	1,551	8,248

Total operating costs and expenses	631,698	565,861

Operating income	119,052	192,826
Other (income) expense:
Interest expense	58,086	68,299
Other (income) expense, net	(179)	195

Total other expense	57,907	68,494

Income from continuing operations before income taxes	61,145	124,332
Income taxes	21,944	48,990

Income from continuing operations	39,201	75,342
Gain on sale of discontinued operations, net of tax	1,837	—
Loss from discontinued operations, net of tax	(121)	(142)

Net income	40,917	75,200
Net loss attributable to non-controlling interest	2,237	1,046

Net income attributable to Dean Foods Company	$43,154	$76,246

Average common shares:
Basic	181,234,757	154,300,386
Diluted	183,343,598	157,255,494
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.23	$0.49
Income from discontinued operations attributable to Dean Foods Company	0.01	—

Net income attributable to Dean Foods Company	$0.24	$0.49

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.23	$0.48
Income from discontinued operations attributable to Dean Foods Company	0.01	—

Net income attributable to Dean Foods Company	$0.24	$0.48

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock	649,653	6	(4,532)	—	—	—	(4,526)
Share-based compensation expense	—	—	9,409	—	—	—	9,409
Capital contribution from non-controlling interest	—	—	—	—	—	3,260	3,260
Net loss attributable to non-controlling interest	—	—	—	—	—	(2,237)	(2,237)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	43,154	—	—	43,154	$43,154
Change in fair value of derivative instruments, net of tax benefit of $6,662	—	—	—	—	(10,531)	—	(10,531)	(10,531)
Amounts reclassified to income statement related to hedging activities, net of tax of $12,021	—	—	—	—	19,203	—	19,203	19,203
Cumulative translation adjustment	—	—	—	—	(26,473)	—	(26,473)	(26,473)

Comprehensive income								$25,353

Balance, March 31, 2010	181,503,816	$1,815	$1,030,379	$534,765	$(184,777)	$16,309	$1,398,491

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	465,879	5	(494)	—	—	—	(489)
Share-based compensation expense	—	—	9,210	—	—	—	9,210
Fair value of non-controlling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from non-controlling interest	—	—	—	—	—	4,019	4,019
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,046)	(1,046)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	76,246	—	—	76,246	$76,246
Change in fair value of derivative instruments, net of tax benefit of $3,272	—	—	—	—	(5,480)	—	(5,480)	(5,480)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,211	—	—	—	—	17,018	—	17,018	17,018
Cumulative translation adjustment	—	—	—	—	(464)	—	(464)	(464)
Pension liability adjustment, net of tax of $3,955	—	—	—	—	(6,592)	—	(6,592)	(6,592)

Comprehensive income								$80,728

Balance, March 31, 2009	154,502,677	$1,545	$541,136	$327,549	$(222,547)	$17,472	$665,155

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities:
Net income	$40,917	$75,200
Loss from discontinued operations	121	142
Gain on sale of discontinued operations	(1,837)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,075	60,605
Share-based compensation expense	10,424	9,210
Gain (loss) on disposition of assets	(621)	1,490
Write-down of impaired assets	—	6,505
Deferred income taxes	9,291	3,215
Other	(314)	(1,424)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	11,826	121,061
Inventories	(1,337)	12,375
Prepaid expenses and other assets	(3,074)	(3,565)
Accounts payable and accrued expenses	(72,948)	(111,514)
Income taxes receivable/payable	11,387	11,436

Net cash provided by continuing operations	70,910	184,736
Net cash used in discontinued operations	—	(142)

Net cash provided by operating activities	70,910	184,594
Cash flows from investing activities:
Payments for property, plant and equipment	(46,075)	(42,092)
Payments for acquisitions, net of cash received	—	(1,384)
Proceeds from sale of fixed assets	3,053	3,672

Net cash used in investing activities	(43,022)	(39,804)
Cash flows from financing activities:
Repayment of debt	(64,196)	(7,433)
Proceeds from senior secured revolver	1,025,300	865,200
Payments for senior secured revolver	(989,600)	(865,200)
Proceeds from receivables-backed facility	350,000	761,667
Payments for receivables-backed facility	(350,000)	(876,667)
Issuance of common stock, net of share repurchases for withholding taxes	(1,423)	640
Tax savings on share-based compensation	193	—
Capital contribution from non-controlling interest	3,260	4,019

Net cash used in financing activities	(26,466)	(117,774)
Effect of exchange rate changes on cash and cash equivalents	(1,143)	—

Increase in cash and cash equivalents	279	27,016
Cash and cash equivalents, beginning of period	47,632	35,979

Cash and cash equivalents, end of period	$47,911	$62,995

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2010 and 2009

(Unaudited)

1. General

Nature of Our Business — We are one of the largest food and beverage companies in the United States, as well as a global leader in branded soy beverages and other soy-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have organized our leadership teams, operating strategies, and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro. Beginning this quarter, our Morningstar operations have been aligned with our Fresh Dairy Direct operations.

Our Fresh Dairy Direct-Morningstar segment is the largest processor and distributor of dairy products in the United States. Our product portfolio includes milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms® as well as familiar local brands and private labels.

Our WhiteWave-Alpro segment is a global leader in branded, value added dairy and soy-based beverages, creamers, and food products. Our product portfolio includes organic milk, soy and almond-based beverages, as well as creamers and other food products. These products are distributed under well-recognized national brands such as Horizon Organic®, Silk®, International Delight®, LAND O LAKES®, Rachel’s Organic®, Alpro® and Provamel®.

Basis of Presentation — Except as noted below, the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the consolidated financial statements in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2010 may not be indicative of our operating results for the full year. The Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 25, 2010).

Our historical segment disclosures have been recast to reflect our change in reportable segments. See Note 13.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Adopted Accounting Pronouncements — Effective January 1, 2010, we adopted the Accounting Standards related to “Improving Disclosures about Fair Value Measurements” for the portion of this standard that is effective for interim and annual reporting periods beginning after December 15, 2009. The amendments in this standard are intended to improve the disclosures around fair value measurements. This standard requires disclosures of significant transfers in or out of Level 1 and Level 2 fair value measurements, as well as the reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures, as well as clarifying the disclosures required about inputs and valuation techniques. The adoption of this portion of the standard has not had a material impact to our Condensed Consolidated Financial Statements. Additionally, a portion of the standard is effective for interim and annual reporting periods beginning after

December 15, 2010. This portion requires disclosure of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not anticipated to have a material impact to our Condensed Consolidated Financial Statements.

Effective January 1, 2010, we adopted the Accounting Standards related to “Amendments to FASB Interpretation No. 46(R)”. This standard changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether the company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The adoption of this Accounting Standard did not change our accounting for our investment in our Hero/WhiteWave joint venture.

Effective January 1, 2010, we adopted the Accounting Standards related to “Accounting for Transfer of Financial Assets”. This standard requires more disclosure of information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires special disclosures. The adoption of this Accounting Standard did not have a material impact on our Condensed Consolidated Financial Statements.

Impact of New Federal Legislation — The Patient Protection and Affordable Care Act became law on March 23, 2010, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 became law (together the “Act”). The provisions of this Act that became effective during the first quarter of 2010, did not have an impact on our consolidated financial statements. We are currently evaluating the potential impact on our business and consolidated financial statements regarding the longer-term impacts of the Act that will be effective over the next several years.

2. Acquisitions and Discontinued Operations

Acquisitions

Alpro — On July 2, 2009, we completed the acquisition of Alpro, a privately held food company based in Belgium, for an aggregate purchase price of €314.6 million ($440.3 million), after working capital adjustments, excluding transaction costs which were expensed as incurred.

As of March 31, 2010, there have been no changes to the values of assets acquired and liabilities assumed in this acquisition. However, we have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed primarily related to tax matters. Alpro’s results of operations have been included in our condensed consolidated statements of income and the results of operations of our WhiteWave-Alpro segment from the date of acquisition. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings.

Discontinued Operations

In the three months ended March 31, 2010, we recognized a $1.8 million gain from a favorable tax benefit realized related to prior discontinued operations.

3. Inventories, net

Inventories, net of reserves of $7.5 million and $6.2 million at March 31, 2010 and December 31, 2009, respectively, consisted of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
Raw materials and supplies	$196,905	$204,653
Finished goods	240,986	233,476

Total	$437,891	$438,129

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	Fresh Dairy Direct- Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2009(1)	$2,559,902	$722,762	$3,282,664
Purchase accounting adjustments	(40)	—	(40)
Foreign currency translation	—	(9,524)	(9,524)

Balance at March 31, 2010	$2,559,862	$713,238	$3,273,100

(1)	Due to changes in our reportable segments as discussed in Note 13, $336.3 million of goodwill was transferred from WhiteWave-Alpro to Fresh Dairy Direct-Morningstar as of March 31, 2010. Amounts at December 31, 2009 have been recast to reflect this change.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$596,814	$—	$596,814	$610,488	$—	$610,488
Intangible assets with finite lives:
Customer-related and other	134,821	(38,233)	96,588	135,993	(35,737)	100,256
Trademarks	17,646	(2,358)	15,288	10,146	(1,940)	8,206

Total	$749,281	$(40,591)	$708,690	$756,627	$(37,677)	$718,950

(1)	A trademark with a gross carrying amount of $7.5 million was moved from indefinite lived intangible assets to finite lived intangible assets. The remaining increase in the gross carrying amount of intangible assets with indefinite lives was due to foreign currency translation adjustments.

Amortization expense on intangible assets for the three months ended March 31, 2010 and 2009 was $2.9 million and $1.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2010	$10.8 million
2011	10.7 million
2012	10.5 million
2013	10.4 million
2014	9.7 million

5. Debt

	March 31, 2010			December 31, 2009
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,571,900	1.31	%*	$3,596,950	1.25	%*
Senior notes	498,628	7.00		498,584	7.00

	4,070,528			4,095,534
Subsidiary debt obligations:
Senior notes	126,384	6.90		126,027	6.90
Receivables-backed facility	—			—
Capital lease obligations and other	3,926			7,418
Alpro revolving credit facility	—			—

	130,310			133,445

	4,200,838			4,228,979
Less current portion	(245,055)			(248,352)

Total long-term portion	$3,955,783			$3,980,627

*	Represents a weighted average rate for the senior secured revolving credit facility, term loan A and term loan B.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year senior secured revolving credit facility, a $1.5 billion five-year senior secured term loan A, and a $1.8 billion seven year-senior secured term loan B. At March 31, 2010, there were outstanding borrowings of $1.3 billion under the senior secured term loan A, and $1.7 billion under the senior secured term loan B and $550.9 million of borrowings that remained outstanding under the revolving credit facility. Letters of credit in the aggregate amount of $188.0 million were issued but undrawn. At March 31, 2010, approximately $761.1 million was available for future borrowings under the senior secured revolving credit facility, subject to the maximum leverage and minimum interest coverage ratios and the satisfaction of certain ordinary course conditions contained in the credit agreement.

The remaining term loan A is payable in eight installments of:

•	$56.25 million in each of the next four installments due at the end of each quarter, from June 30, 2010 and ending on March 31, 2011; and

•	$262.5 million in each of the next four installments due at the end of each quarter, beginning on June 30, 2011 through December 31, 2011 with a final payment on April 2, 2012.

The term loan B amortizes 1% per year, or $4.5 million on a quarterly basis, with any remaining principal balance due at final maturity on April 2, 2014. The senior secured revolving credit facility allows for the issuance of up to $350 million of letters of credit and up to $150 million for swing line loans. No principal payments are due on the $1.5 billion senior secured revolving credit facility until maturity on April 2, 2012. The credit agreement also requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, a maximum leverage and minimum interest coverage ratio. As of March 31, 2010, we were in compliance with all covenants contained in the agreement. Our Leverage Ratio at March 31, 2010 was 4.43 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of March 31, 2010 is 5.00 times and declines to 4.50 times on December 31, 2010 and remains at that level until maturity.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value at March 31, 2010 was $498.6 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million face value) remains outstanding with a maturity date of October 15, 2017. The carrying value of these outstanding notes at March 31, 2010 was $126.4 million at 6.90% interest.

The related indenture does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The subsidiary senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. On March 29, 2010, we amended the 364-day facility to extend the termination date to March 28, 2011. We also added another wholly-owned subsidiary as a seller, thereby increasing the number from three to four. The assets and liabilities of these four entities are fully reflected in our condensed consolidated balance sheets, and the securitization is treated as a borrowing for accounting purposes. During the first quarter of 2010, we borrowed and subsequently repaid $350.0 million under this facility with no remaining drawn balance at March 31, 2010. The receivables-backed facility bears interest at a variable rate based upon commercial paper rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $547.1 million of availability as of March 31, 2010, based on this formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 12.

Alpro Revolving Credit Facility — On July 2, 2009, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December 2009, we reduced the facility to an amount not to exceed €10 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At March 31, 2010, there were no outstanding borrowings under this facility.

Interest Rate Agreements — See Note 6 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior notes. The senior notes are unsecured obligations and are fully and unconditionally, joint and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations in addition to our receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,758	$3,872	$38,281	$—	$47,911
Receivables, net	444	65,788	797,557	—	863,789
Income tax receivable	7,653	—	116	—	7,769
Inventories	—	411,877	26,014	—	437,891
Intercompany receivables	2,290,754	5,471,159	691,746	(8,453,659)	—
Other current assets	132,797	97,638	16,357	—	246,792

Total current assets	2,437,406	6,050,334	1,570,071	(8,453,659)	1,604,152
Property, plant and equipment, net	135	1,855,144	224,059	—	2,079,338
Goodwill	—	3,110,462	162,638	—	3,273,100
Identifiable intangible and other assets	45,074	612,477	146,347	—	803,898
Investment in subsidiaries	9,091,388	—	—	(9,091,388)	—

Total	$11,574,003	$11,628,417	$2,103,115	$(17,545,047)	$7,760,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,920	$916,586	$72,090	$—	$1,127,596
Intercompany notes	5,415,966	1,606,623	1,431,070	(8,453,659)	—
Current portion of debt	243,000	1,558	497	—	245,055

Total current liabilities	5,797,886	2,524,767	1,503,657	(8,453,659)	1,372,651
Long-term debt	3,827,528	127,875	380	—	3,955,783
Other long-term liabilities	566,407	362,278	104,878	—	1,033,563
Stockholders’ equity:
Dean Foods stockholders’ equity	1,382,182	8,613,497	477,891	(9,091,388)	1,382,182
Non-controlling interest	—	—	16,309	—	16,309

Total stockholders’ equity	1,382,182	8,613,497	494,200	(9,091,388)	1,398,491

Total	$11,574,003	$11,628,417	$2,103,115	$(17,545,047)	$7,760,488

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,665	$—	$37,967	$—	$47,632
Receivables, net	469	35,001	843,367	—	878,837
Income tax receivable	19,123	105	—		19,228
Inventories	—	408,431	29,698	—	438,129
Intercompany receivables	2,252,463	5,325,673	738,751	(8,316,887)	—
Other current assets	155,187	71,172	18,784	—	245,143

Total current assets	2,436,907	5,840,382	1,668,567	(8,316,887)	1,628,969
Property, plant and equipment, net	500	1,868,458	239,921	—	2,108,879
Goodwill	—	3,110,502	172,162	—	3,282,664
Identifiable intangible and other assets	50,796	616,616	156,017	—	823,429
Investment in subsidiaries	9,012,571	—	—	(9,012,571)	—

Total	$11,500,774	$11,435,958	$2,236,667	$(17,329,458)	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,512	$930,933	$84,728	$—	$1,230,173
Intercompany notes	5,277,342	1,520,421	1,519,124	(8,316,887)	—
Current portion of debt	243,000	4,843	509	—	248,352

Total current liabilities	5,734,854	2,456,197	1,604,361	(8,316,887)	1,478,525
Long-term debt	3,852,533	127,573	521	—	3,980,627
Other long-term liabilities	561,441	345,087	111,029	—	1,017,557
Stockholders’ equity:
Dean Foods stockholders’ equity	1,351,946	8,507,101	505,470	(9,012,571)	1,351,946
Non-controlling interest	—	—	15,286	—	15,286

Total stockholders’ equity	1,351,946	8,507,101	520,756	(9,012,571)	1,367,232

Total	$11,500,774	$11,435,958	$2,236,667	$(17,329,458)	$7,843,941

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,865,705	$106,608	$—	$2,972,313
Cost of sales	—	2,157,766	63,797	—	2,221,563

Gross profit	—	707,939	42,811	—	750,750
Selling and distribution	—	445,770	29,225	—	474,995
General and administrative	(836)	143,206	12,782	—	155,152
Facility closing and reorganization costs	—	1,551	—	—	1,551
Interest expense	55,128	2,615	343	—	58,086
Other (income) expense, net	740	(773)	(146)	—	(179)
Income from subsidiaries	(116,177)	—	—	116,177	—

Income (loss) from continuing operations before income taxes	61,145	115,570	607	(116,177)	61,145
Income taxes	21,944	41,476	850	(42,326)	21,944

Income (loss) from continuing operations	39,201	74,094	(243)	(73,851)	39,201
Gain on sale of discontinued operations, net of tax	1,837	—	1,837	(1,837)	1,837
Loss from discontinued operations, net of tax	(121)	(121)	—	121	(121)

Net income (loss)	40,917	73,973	1,594	(75,567)	40,917
Net loss attributable to the non-controlling interest	2,237	—	2,237	(2,237)	2,237

Net income (loss) attributable to Dean Foods Company	$43,154	$73,973	$3,831	$(77,804)	$43,154

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,701,862	$1,076	$—	$2,702,938
Cost of sales	—	1,942,400	1,851	—	1,944,251

Gross profit	—	759,462	(775)	—	758,687
Selling and distribution	—	422,357	1,786	—	424,143
General and administrative	4,158	127,971	1,341	—	133,470
Facility closing and reorganization costs	—	8,248	—	—	8,248
Interest expense	62,603	5,683	13	—	68,299
Other (income) expense, net	—	(561)	756	—	195
Income from subsidiaries	(191,093)	—	—	191,093	—

Income (loss) from continuing operations before income taxes	124,332	195,764	(4,671)	(191,093)	124,332
Income taxes	48,990	77,131	(1,815)	(75,316)	48,990

Income (loss) from continuing operations	75,342	118,633	(2,856)	(115,777)	75,342
Loss from discontinued operations, net of tax	(142)	(142)	—	142	(142)

Net income (loss)	75,200	118,491	(2,856)	(115,635)	75,200
Net loss attributable to the non-controlling interest	1,046	—	1,046	(1,046)	1,046

Net income (loss) attributable to Dean Foods Company	$76,246	$118,491	$(1,810)	$(116,681)	$76,246

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by operating activities	15,666	12,092	43,152	70,910
Additions to property, plant and equipment	(130)	(44,385)	(1,560)	(46,075)
Proceeds from sale of fixed assets	—	3,053	—	3,053

Net cash used in investing activities	(130)	(41,332)	(1,560)	(43,022)
Repayment of debt	(60,750)	(3,295)	(151)	(64,196)
Proceeds from senior secured revolver	1,025,300	—	—	1,025,300
Payments for senior secured revolver	(989,600)	—	—	(989,600)
Proceeds from receivables-backed facility	—	—	350,000	350,000
Payments for receivables-backed facility	—	—	(350,000)	(350,000)
Issuance of common stock, net of share repurchases for withholding taxes	(1,423)	—	—	(1,423)
Tax savings on share-based compensation	193	—	—	193
Capital contribution from non-controlling interest	—	—	3,260	3,260
Net change in intercompany balances	6,837	36,407	(43,244)	—

Net cash provided by (used in) financing activities	(19,443)	33,112	(40,135)	(26,466)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,143)	(1,143)

Increase (decrease) in cash and cash equivalents	(3,907)	3,872	314	279
Cash and cash equivalents, beginning of period	9,665	—	37,967	47,632

Cash and cash equivalents, end of period	$5,758	$3,872	$38,281	$47,911

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$39,998	$62,485	$82,253	$184,736
Net cash used in discontinuing operations	—	(142)	—	(142)

Net cash provided by operating activities	39,998	62,343	82,253	184,594
Additions to property, plant and equipment	(581)	(40,610)	(901)	(42,092)
Payments for acquisitions, net of cash received	(1,384)	—	—	(1,384)
Proceeds from sale of fixed assets	—	3,672	—	3,672

Net cash used in investing activities	(1,965)	(36,938)	(901)	(39,804)
Repayment of debt	(4,500)	(2,933)	—	(7,433)
Proceeds from senior secured revolver	865,200	—	—	865,200
Payments for senior secured revolver	(865,200)	—	—	(865,200)
Proceeds from receivables-backed facility	—	—	761,667	761,667
Payments for receivables-backed facility	—	—	(876,667)	(876,667)
Issuance of common stock, net of share repurchases for withholding taxes	640	—	—	640
Capital contribution from non-controlling interest	—	—	4,019	4,019
Net change in intercompany balances	(6,469)	(25,244)	31,713	—

Net cash used in financing activities	(10,329)	(28,177)	(79,268)	(117,774)

Increase (decrease) in cash and cash equivalents	27,704	(2,772)	2,084	27,016
Cash and cash equivalents, beginning of period	9,391	21,198	5,390	35,979

Cash and cash equivalents, end of period	$37,095	$18,426	$7,474	$62,995

6. Derivative Financial Instruments

Interest Rates — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements protect against interest rate fluctuations on our senior credit facility by fixing the LIBOR interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes our various interest rate agreements in effect as of March 31, 2010:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2011 – 2012	1,500

(1)	On March 31, 2010, $800 million of notional amounts of the swap agreements expired. The notional amounts of the swap agreements further decrease by $250 million on March 31, 2011, and the remaining balance on March 30, 2012.

These swaps are recorded as an asset or liability on our condensed consolidated balance sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three months ended March 31, 2010 and 2009.

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

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. We did not have any material outstanding commodity related financial instruments at March 31, 2010 and 2009.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the British Pound and the Euro. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. We did not have any material outstanding foreign currency related financial instruments at March 31, 2010 and 2009.

As of March 31, 2010 and December 31, 2009, our derivatives designated as hedging instruments recorded at fair value in our consolidated balance sheets were:

	Derivative Assets		Derivative Liabilities
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$79,284	$90,194
Interest rate swap contracts — noncurrent(2)	—	—	39,254	42,262
Commodities contracts — current(1)	122	—	—	—

Total derivatives	$122	$—	$118,538	$132,456

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our condensed consolidated balance sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our condensed consolidated balance sheets.

Losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income (net of tax) for the three months ended March 31, 2010 and 2009 were:

	March 31, 2010	March 31, 2009
	(In thousands)
Interest rate swap contracts(1)	$19,203	$17,018

(1)	Recorded in interest expense in our condensed consolidated statements of income.

Based on current interest rates, we estimate that $48.8 million, net of tax, of hedging activity will be reclassified as interest expense within the next 12 months.

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first quarter of 2010:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	22,218,381	$20.52
Granted	1,571,650	14.56
Canceled or forfeited(1)	(216,182)	22.75
Exercised	(181,478)	10.40

Options outstanding at March 31, 2010	23,392,371	20.17	5.62	$21,368,559

Options exercisable at March 31, 2010	18,439,432	20.32	4.76	$19,678,006

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Three Months Ended March 31,
	2010	2009
Expected volatility	34%	33%
Expected dividend yield	0%	0%
Expected option term	5 years	4.75 years
Risk-free rate of return	2.35%	1.88%

During the three months ended March 31, 2010 and 2009, we recognized stock option expense of $4.2 million and $5.5 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit activity during the first quarter of 2010:

	Employees	Directors	Total
Stock units outstanding at December 31, 2009	2,397,140	65,120	2,462,260
Stock units issued	1,204,395	18,006	1,222,401
Shares issued upon vesting of stock units	(449,033)	(8,645)	(457,678)
Stock units canceled or forfeited(1)	(267,031)	—	(267,031)

Stock units outstanding at March 31, 2010	2,885,471	74,481	2,959,952

Weighted average grant date fair value	$19.57	$16.63	$19.52

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended March 31, 2010 and 2009, we recognized stock unit expense of $5.2 million and $3.7 million, respectively.

Cash Performance Units — On November 17, 2009, our Board of Directors approved the future granting of awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of the performance period.

On February 12, 2010, we issued 12.2 million CPUs under the 2007 Plan. The fair value of the awards at March 31, 2010, was $12.2 million, based on the final expected settlement value of the awards. The performance period for the units awarded during the first quarter of 2010 began on January 1, 2010 and ends on December 31, 2012. We recognized $1.0 million in compensation expense during the three months ended March 31, 2010 and recorded a corresponding liability which is recorded in other long-term liabilities in our condensed consolidated balance sheets. The fair value of the awards will be re-measured at each reporting period. As of March 31, 2010, total unrecognized compensation expense related to the CPU awards was $11.2 million.

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

	Three Months Ended March 31
	2010	2009
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$39,201	$75,342
Net loss attributable to non-controlling interest	2,237	1,046

Income from continuing operations attributable to Dean Foods Company	$41,438	$76,388
Denominator:
Average common shares	181,234,757	154,300,386
Basic EPS from continuing operations attributable to Dean Foods Company	$0.23	$0.49
Diluted EPS computation
Numerator:
Income from continuing operations	$39,201	$75,342
Net loss attributable to non-controlling interest	2,237	1,046

Income from continuing operations attributable to Dean Foods Company	$41,438	$76,388
Denominator:
Average common shares — basic	181,234,757	154,300,386
Stock option conversion(1)	1,671,515	2,772,100
Stock units(2)	437,326	183,008

Average common shares — diluted	183,343,598	157,255,494

Diluted EPS from continuing operations attributable to Dean Foods Company	$0.23	$0.48
(1) Anti-dilutive common shares excluded	16,316,019	11,796,016
(2) Anti-dilutive stock units excluded	119,735	170,289

9. Employee Retirement and Postretirement Benefits

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$683	$721
Interest cost	4,152	4,208
Expected return on plan assets	(4,121)	(3,494)
Recognized settlement gain	—	(9)
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	179	231
Unrecognized net loss	2,285	3,023

Net periodic benefit cost	$3,206	$4,708

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6	$13
Interest cost	242	234
Amortizations:
Prior service cost	(16)	(84)
Unrecognized net loss	131	265

Net periodic benefit cost	$363	$428

10. Facility Closing And Reorganization Costs

We recorded net facility closing and reorganization costs of $1.6 million and $8.2 million during the three months ended March 31, 2010 and 2009, respectively. These costs included the following types of cash and non-cash charges:

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

Approved plans within our multi-year initiatives and related charges, are summarized as follows:

	Three Months Ended March 31
	2010	2009
	(In thousands)
Closure of facilities at Fresh Dairy Direct-Morningstar(1)	$1,551	$8,216
Other	—	32

Total	$1,551	$8,248

(1)	Charges in 2010 and 2009 relate to the previously announced facility closures in Flint, Michigan; Lincoln, Nebraska; Portsmouth, Virginia; Kingsport, Tennessee and Belleville, Pennsylvania as well as previously announced closures. We expect to incur additional charges related to these facility closures of approximately $2 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

Activity for the three months ended March 31, 2010 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2009	Charges	Payments	Accrued Charges at March 31, 2010
	(In thousands)
Cash charges:
Workforce reduction costs	$2,319	$1,131	$(2,285)	$1,165
Shutdown costs	23	886	(893)	16
Lease obligations after shutdown	—	61	(61)	—
Other	19	80	(97)	2

Subtotal	$2,361	$2,158	$(3,336)	$1,183

Noncash charges:
Adjustment to the carrying value of assets held for sale		(607)

Total charges		$1,551

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

The total carrying value of closed facilities and other assets held for sale was $25.0 million at March 31, 2010. We are marketing these properties for sale. Accordingly, these assets are classified as held for sale, and as such, they are no longer being depreciated. The balance of these assets is included in the other current assets line in our condensed consolidated balance sheets.

On May 7, 2010, we approved a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment that is expected to affect approximately 350 to 400 positions. Implementation will begin immediately and will be carried out over the balance of the year. The reduction in workforce will affect employees from across the country. We expect to incur one-time termination benefit charges of approximately $5 to $6 million over the second and third quarters of the year related to this plan.

11. Fair Value Measurement

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 is as follows (in thousands):

	Fair Value as of March 31, 2010	Level 1	Level 2	Level 3
Asset — Commodities contracts	$122	$—	$122	$—
Liability — Interest rate swap contracts	$118,538	$—	$118,538	$—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

See Note 6 for additional disclosures regarding our derivatives activity.

The fair value of our Dean Foods Company senior notes was based on quoted market prices. The fair value of our subsidiary senior notes was determined based on fair values for similar instruments with similar terms. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes	$498,628	$490,000	$498,584	$490,000
Subsidiary senior notes	126,384	135,610	126,027	135,255

12. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested certain businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves which are immaterial to the Condensed Consolidated Financial Statements for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

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

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of March 31, 2010. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

In June 2009, we announced our intention to relocate our corporate headquarters to a leased facility in Dallas, Texas. The new facility is in close proximity to our existing headquarters. The relocation of personnel began in the first quarter of 2010 and is expected to be completed over the balance of 2010. The decision to relocate the headquarters is due in part to our growth and the increased centralization of strategic, operational and functional personnel. The lease agreement for the existing headquarters facility terminates at the end of 2010. In connection with the relocation, we will incur duplicate lease expense, as well as move-related expenses in 2010. These costs are not expected to be material to our consolidated results of operations.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009, and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and remains pending. Fact discovery is generally complete in these matters, and expert discovery has begun. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A motion to dismiss the amended complaint was filed on February 9, 2010. A second complaint was filed by a different plaintiff on January 14, 2010. The second complaint is similar to the original complaint. These cases are at a very preliminary stage, and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. A motion to partially dismiss the DOJ lawsuit was denied on April 7, 2010. The Company intends to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well as an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. The motion to dismiss remains pending.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

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

Other — We are in discussion with numerous states, most but not all of whom, have appointed an agent to conduct an examination of our books and records to determine whether we have complied with state unclaimed property laws. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. At this time, it is not possible for us to predict the ultimate outcome of these potential examinations.

13. Segment, Geographic and Customers Information

We have two reportable segments: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro.

In the first quarter of 2010, our Chief Executive Officer changed the way he evaluates the performance of our operations, develops strategy and allocates capital resources. This change reflects the divergence between the strategies and objectives of these two reporting segments, which now consist of Fresh Dairy Direct-Morningstar and WhiteWave-Alpro. Our more highly developed value-added branded operations at WhiteWave-Alpro added scale with the acquisition of Alpro in July 2009 and are focused on driving growth through effective marketing and innovation. Our traditional dairy operations at Fresh Dairy Direct-Morningstar will be driven by a focus on cost and service leadership. We believe these revised segments will increase internal focus and offer management and investors improved visibility into the performance of the segments against their specific objectives. Our historical segment disclosures have been recast to be consistent with our current presentation.

Fresh Dairy Direct-Morningstar is our largest segment with over 90 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Our product portfolio includes milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products. These products are distributed under well-recognized regional brands such as Country Fresh, Dean’s, Garelick Farms,

Mayfield and Oak Farms, as well as familiar local brands and private labels. Our products are delivered through what we believe to be one of the most extensive refrigerated direct-store-delivery “DSD” systems in the United States, as well as through customer warehouse delivery systems.

WhiteWave-Alpro consists of two aggregated operations: WhiteWave and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Horizon Organic milk and other dairy products, Silk soymilk and cultured soy products, The Organic Cow dairy products, International Delight coffee creamers, LAND O LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day®. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold through the DSD network. Those sales, together with their related costs, are included in WhiteWave-Alpro for segment reporting purposes.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,487,163	$2,343,386
WhiteWave-Alpro	485,150	359,552

Total	$2,972,313	$2,702,938

Intersegment sales:
Fresh Dairy Direct-Morningstar	$33,842	$35,523
WhiteWave-Alpro	25,045	33,765

Total	$58,887	$69,288

Operating income:
Fresh Dairy Direct-Morningstar	$126,771	$214,589
WhiteWave-Alpro	42,167	27,125

Total reportable segment operating income	168,938	241,714
Corporate	(48,335)	(40,640)
Facility closing and reorganization costs	(1,551)	(8,248)

Total	$119,052	$192,826

	March 31, 2010	December 31, 2009
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$5,498,404	$5,520,813
WhiteWave-Alpro	1,963,788	2,015,994
Corporate	298,296	307,134

Total	$7,760,488	$7,843,941

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended March 31
	2010	2009
	(In thousands)
Net sales to external customers:
Domestic	$2,868,514	$2,690,457
Foreign	103,799	12,481

	March 31, 2010	December 31, 2009
	(In thousands)
Long-lived assets:
Domestic	$5,658,696	$5,682,379
Foreign	497,640	532,593

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three months ended March 31, 2010 and 2009. Approximately 19% and 20% of our consolidated net sales in the three months ended March 31, 2010 and 2009, respectively, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Other Information — Item 1A — Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the largest food and beverage companies in the United States, as well as a global leader in branded soy beverages and other soy-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have aligned our leadership teams, operating strategies, and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar (previously Fresh Dairy Direct) and WhiteWave-Alpro (previously WhiteWave-Morningstar).

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 84% of our consolidated net sales in the three months ended March 31, 2010. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh, Dean’s, Garelick Farms, Mayfield and Oak Farms, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in the three months ended March 31, 2010. WhiteWave-Alpro consists of two aggregated operations: WhiteWave and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Horizon Organic milk and other products, Silk soymilk and cultured soy products, The Organic Cow organic dairy products, International Delight coffee creamers, LAND O LAKES creamers and fluid dairy products and Rachel’s Organic dairy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. We license the LAND O LAKES name from a third party. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and through independent brokers.

See Note 13 to our Condensed Consolidated Financial Statements for more information about our change in reportable segments.

Recent Developments

Conventional Milk Environment — Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of 2009. We have continued to see an increase in the average conventional milk cost in the first quarter of 2010. We expect the raw dairy commodity prices to trend higher through the balance of 2010.

Competitive Pressures — Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by both retailers and dairy processors. Also, these industry dynamics continue to drive private label market share gains over branded products which is impacting the growth and profitability of our regionally branded products. We expect these trends to continue. These margin pressures underscore the importance of our low cost strategy. We continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers and our continued focus to drive productivity and efficiency within our operations.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,972.3	100.0%	$2,702.9	100.0%
Cost of sales	2,221.5	74.7	1,944.3	71.9

Gross profit(1)	750.8	25.3	758.6	28.1
Operating costs and expenses:
Selling and distribution	475.0	16.0	424.1	15.7
General and administrative	152.3	5.1	131.6	4.9
Amortization of intangibles	2.8	0.1	1.9	0.1
Facility closing and reorganization costs	1.6	0.1	8.2	0.3

Total operating costs and expenses	631.7	21.3	565.8	21.0

Total operating income	$119.1	4.0%	$192.8	7.1%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended March 31
	2010	2009	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,487.2	$2,343.3	$143.9	6.1%
WhiteWave-Alpro	485.1	359.6	125.5	34.9%

Total	$2,972.3	$2,702.9	$269.4	10.0%

The change in net sales was due to the following:

	Quarter ended March 31, 2010 vs Quarter ended March 31, 2009
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$85.8	$(77.3)	$135.4	$143.9
WhiteWave-Alpro	91.1	20.7	13.7	125.5

Total	$176.9	$(56.6)	$149.1	$269.4

Net sales increased $269.4 million, or 10.0%, during the first quarter of 2010 as compared to the first quarter of 2009 primarily due to the impact of acquisitions, the pass through of higher conventional milk prices and other commodity costs and an increase in sales of our branded products, particularly International Delight, Horizon Organic and Silk. These increases were partially offset by overall volume declines in our cultured products.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased by $277.2 million, or 14.3%, in the first quarter of 2010 from the first quarter of 2009 primarily due to higher commodity prices, particularly raw conventional milk costs, higher resin costs and the impact of our Alpro acquisition. We expect that conventional milk costs will trend higher through the balance of 2010.

Operating Costs and Expenses — Our operating expenses increased $65.9 million, or 11.6%, in the first quarter of 2010 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $50.9 million driven primarily by the impact of our recent acquisitions. Higher fuel and freight costs and an increase in marketing spend on our nationally branded products were also contributing factors,

•	General and administrative costs increased $20.7 million primarily driven by the impact of our recent acquisitions and higher employee related costs; and

•

Net facility closing and reorganization costs decreased $6.6 million. See Note 10 to our Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense decreased to $58.1 million in the first quarter of 2010 from $68.3 million in the first quarter of 2009 primarily due to a lower average debt balance and lower interest rates in the first quarter of 2010 compared to the prior year.

Income Taxes — Income tax expense was recorded at an effective rate of 35.9% in the first quarter of 2010 compared to 39.4% in the first quarter of 2009. Our effective tax rate varies primarily based on the relative earnings of our business units. During the first quarter of 2010, our effective tax rate was favorably impacted by our international operations, increased domestic manufacturing deduction and the settlement of taxing authority examinations.

Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to the Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments. Therefore, the measurement of segment operating income presented below is before such items.

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended March 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,487.2	100.0%	$2,343.3	100.0%
Cost of sales	1,914.7	77.0	1,703.2	72.7

Gross profit	572.5	23.0	640.1	27.3
Operating costs and expenses	445.7	17.9	425.5	18.2

Total segment operating income	$126.8	5.1%	$214.6	9.1%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased approximately 6.1% during the first quarter of 2010 versus the first quarter of 2009 primarily due to increased pricing in response to higher commodity costs, primarily conventional raw milk, as those costs were partially passed through to customers. Additionally, fluid milk volumes were up 3% driven by acquisitions. These increases were partially offset by modest volume declines in the ice cream, cultured and creamer products.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2010 compared to the first quarter of 2009:

	Quarter Ended March 31*
	2010	2009	% Change
Class I mover(1)	$14.74	$11.96	23%
Class I raw skim milk mover(1)(2)	9.90	8.04	23
Class I butterfat mover(2)(3)	1.48	1.20	23
Class II raw skim milk minimum(1)(4)	10.29	6.63	55
Class II butterfat minimum(3)(4)	1.48	1.13	31

*

The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2009 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 12.4% in the first quarter of 2010, substantially due to higher commodity prices, particularly conventional raw milk costs and higher resin costs.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit decreased 10.6% in the first quarter of 2010 as compared to the first quarter in 2009 primarily due to lower volumes in our regional brands as consumers continue to trade down to private label. Industry dynamics continue to drive private label market share gains over branded products, which impacts our profitability. Additionally, increasing commodity costs outpaced the ability to pass through those costs to our customers. Changing consumer behavior with increased pricing sensitivity and focus on value in the challenging domestic economy is driving material shifts across the retail grocery industry. Retailers began lowering their margin on milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging environment. We experienced an increasing demand to absorb pricing concessions. Margin pressures underscore the importance of our low cost strategy. We continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers and our continued focus to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased by 4.7% in the first quarter of 2010, compared to the first quarter of 2009. This increase was primarily due to an increase in fuel and freight costs.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$485.1	100.0%	$359.6	100.0%
Cost of sales	305.6	63.0	242.3	67.4

Gross profit	179.5	37.0	117.3	32.6
Operating costs and expenses	137.3	28.3	90.2	25.1

Total segment operating income	$42.2	8.7%	$27.1	7.5%

Net Sales — Net sales of the WhiteWave-Alpro segment increased 34.9% in the first quarter of 2010 driven by the impact of our Alpro acquisition and strong sales growth in our branded products. Among the key brands at WhiteWave-Alpro, the creamers business, which includes both International Delight and LAND O LAKES creamers, increased sales 14%, compared to the first quarter of 2009, due to continued strength behind International Delight innovation. Horizon Organic milk and Silk brand sales also grew, increasing 6% from the comparative period in 2009.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 26.1% in the first quarter of 2010 from the first quarter of 2009. This increase was primarily driven by the impact of our Alpro acquisition and higher sales volumes, partially offset by benefits from productivity initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit increased 53.0% in the first quarter of 2010 as compared to the first quarter of 2009, driven by the impact of our Alpro acquisition and a favorable brand mix, as well as benefits from productivity initiatives. We continue to monitor our position in the organic milk category as we believe milk consumers will continue to be sensitive to premium price categories, including organic products. We continue to take proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses, excluding the impact of the acquisition of Alpro, increased $13.3 million during the first quarter of 2010 from the first quarter of 2009. This change was primarily driven by increased marketing investments.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our existing $1.5 billion senior secured revolving credit facility and our 364-day $600 million receivables-backed facility, which was renewed under similar terms on March 29, 2010, will provide sufficient liquidity to allow us to meet our future cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At March 31, 2010, we had $4.2 billion of outstanding debt obligations, cash on hand of $47.9 million and an additional $1.3 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, a maximum leverage and minimum interest coverage ratio. Our Leverage Ratio at March 31, 2010 was 4.43 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. The maximum permitted Leverage Ratio as of March 31, 2010 is 5.00 times and declines to 4.50 times on December 31, 2010 and remains at that level until maturity. We are currently evaluating options to ensure that we remain in compliance with our permitted Leverage Ratio covenants. Failure to comply with the Leverage Ratio could create a default under our senior secured credit facility and our receivables facility.

At March 31, 2010, $547.1 million was available under the receivables-backed facility, with $761.1 million also available under the senior secured revolving credit facility, subject to the limitations of our credit agreements. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, approximately $533.2 million was then available to finance working capital and other general corporate purposes. At April 30, 2010, approximately $495.9 million, subject to the limitations of our credit agreement, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended March 31
	2010	2009	Change
Net cash flows from:
Operating activities	$70,910	$184,736	$(113,826)
Investing activities	(43,022)	(39,804)	(3,218)
Financing activities	(26,466)	(117,774)	91,308
Discontinued operations	—	(142)	142
Effect of exchange rate changes on cash and cash equivalents	(1,143)	—	(1,143)

Net increase in cash and cash equivalents	$279	$27,016	$(26,737)

Operating Activities

Net cash provided by operating activities from continuing operations decreased during the first quarter of 2010 compared to 2009 due to the impact of lower net earnings as well as a decrease in our cash from working capital. The decrease in our cash from working capital was mainly due to the reduction of accounts payable partially offset by a decrease in receivables.

Investing Activities

Net cash used in investing activities increased during the first quarter of 2010 primarily due to higher payments for capital expenditures. We funded approximately $46.1 million in capital expenditures in the first quarter of 2010. During the first quarter of 2009, we funded approximately $42.1 million in capital expenditures.

Financing Activities

Net cash used in financing activities decreased during the first quarter of 2010 primarily due to a net repayment of debt of approximately $28.5 million in the current year quarter compared to reducing our debt by approximately $122.4 million, net of debt proceeds, in the first quarter of 2009. Debt repayments were made with cash from operations.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2009 Annual Report on Form 10-K. See Note 5 to our Condensed Consolidated Financial Statements provided herein for a description of our debt obligations.

We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. On March 29, 2010, we amended the 364-day facility to extend the termination date to March 28, 2011. We also added another wholly-owned subsidiary as a seller increasing the number from three to four.

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

We expect to contribute approximately $12.0 million to the pension plans and approximately $2.1 million to the postretirement health plans in 2010.

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

See Note 12 to our Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2010, we intend to invest a total of approximately $250 to $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $210 to $220 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $10 million. The portion of our long-term debt due within the next 12 months totals approximately $245 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw material used in Fresh Dairy Direct-Morningstar is conventional milk (which contains both raw milk and butterfat). The federal government and certain state governments set minimum prices for raw milk and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct-Morningstar changes the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Class II products are also changed monthly while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are competitively or contractually constrained with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of the year. We expect raw dairy commodity prices will trend higher through the balance of 2010.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 85% of our organic raw milk from a network of approximately 500 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third-party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand thereby creating pricing pressures and creating challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased.

During 2009, we experienced a slowing of growth in the organic milk category, stabilizing to relatively flat levels during the last half of 2009. As a result of the continuing economic downturn, we believe milk consumers have become price sensitive to organic milk and, as a result, we may experience a softening of sales in this category. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading banded position as we balance market share considerations against profitability. As a result of the increased stability in demand for organic milk, we are anticipating modestly lower costs in 2010.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009, we began augmenting our current product line by offering customers and consumers soy-based products manufactured with non–Genetically Modified Organism (“non-GMO”) soybeans. The launch of these new products has shifted a substantial portion of our raw material requirements from organic to non-GMO soybeans. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials.

Fuel and Resin Costs — Fresh Dairy Direct-Morningstar purchases diesel fuel to operate its extensive DSD system and incurs fuel surcharge expense related to the products it delivers through third-party carriers. WhiteWave-Alpro primarily relies on third-party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a petroleum-based product used to make plastic bottles. Fresh Dairy Direct-Morningstar purchases approximately 28 million pounds of resin and bottles per month. Recently, we have experienced a sharp increase in the price of resin. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. As in 2009, we believe the prices of both resin and diesel fuel will continue to fluctuate in 2010.

Competitive Environment

Supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by both retailers and dairy processors. Also, these industry dynamics continue to drive private label market share gains over branded products which is impacting the growth and profitability of our regionally branded products. We expect these trends to continue. Margin pressures underscore the importance of our low cost strategy. We continue to focus on cost control and supply chain efficiency through initiatives, improved effectiveness in the pass through of costs to our customers and our continued focus to drive productivity and efficiency within our operations.

Additionally, there has been significant consolidation in the retail grocery industry in recent years, and this trend is continuing. As our customer base consolidates, competition has intensified as we compete for the business of fewer customers. In addition, there are several large regional grocery chains that have captive dairy operations.

Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer.

Tax Rate

Income tax expense was recorded at an effective rate of 35.9% in the first three months of 2010 compared to 39.4% in the first three months of 2009. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates. We expect our 2010 full year effective tax rate to be 37% to 38%, excluding the impact of the non-controlling interest in our Hero/WhiteWave joint venture.

See “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of March 31, 2010.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009, and are currently pending before the Court. A motion for summary judgment in the retailer action was filed on September 18, 2009 and remains pending. Fact discovery is generally complete in these matters, and expert discovery has begun. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A motion to dismiss the amended complaint was filed on February 9, 2010. A second complaint was filed by a different plaintiff on January 14, 2010. The second complaint is similar to the original complaint. These cases are at a very preliminary stage, and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. A motion to partially dismiss the DOJ lawsuit was denied on April 7, 2010. The Company intends to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. The motion to dismiss remains pending.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

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

There have been no material changes from the risk factors disclosed in our 2009 Annual Report on Form 10-K, except as follows:

Industry Consolidation Has Strengthened the Competitive Position of Our Retail Customers, Which Has Put Pressures on Our Operating Margins and Profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power, and have increased the significance of large-format retailers and discounters. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. In addition, some of these customers are vertically integrated and may re-dedicate key shelf-space currently occupied by our products for their private label products. Higher levels of price competition and higher resistance to price increases are becoming more widespread in our business. During 2009, retailers began lowering their prices on milk to drive value for the end consumer and increase traffic flow, resulting in lower margins for the retailers. Increasingly, this margin compression is being absorbed by dairy processors. In addition, we are experiencing a continued shift from branded to private-label products, further impacting our profitability. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose these customers to other processors that are willing to sell product at a lower cost. Additionally, if we are not able to lower our cost structure adequately, our profitability could be adversely affected by the decrease in margin.

Item 5.	Other Information

On May 7, 2010, we approved a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment that is expected to affect approximately 350 to 400 positions. Implementation will begin immediately and will be carried out over the balance of the year. The reduction in workforce will affect employees from across the country. We expect to incur one-time termination benefit charges of approximately $5 to $6 million over the second and third quarters of the year related to this plan.

Item 6.	Exhibits

10.1	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated March 29, 2010 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 31, 2010 and incorporated herein by reference).

*10.2	Employment Agreement between us and Chris Sliva dated February 15, 2010 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company, which is filed herewith

*	This exhibit is a management or compensatory agreement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ RONALD L. MCCRUMMEN
Ronald L. McCrummen
Senior Vice President and Chief Accounting Officer

May 10, 2010