Form 10-Q
period 2010-06-30
DEAN FOODS CO
filed 2010-08-06
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from            to

Commission File Number 001-12755

Dean Foods Company

(Exact name of the registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2711 North Haskell Ave., Suite 3400

Dallas, Texas 75204

(214) 303-3400

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☑;		Accelerated filer	☐;
Non-accelerated filer	☐;	(Do not check if a smaller reporting company)	Smaller reporting company	☐;

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

As of July 30, 2010, the number of shares outstanding of each class of common stock was: 182,105,809

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$61,247	$45,190
Receivables, net	851,611	871,833
Income tax receivable	—	19,434
Inventories, net	453,028	436,061
Deferred income taxes	143,452	154,927
Prepaid expenses and other current assets	96,814	90,061
Assets of discontinued operations held for sale	28,584	28,680

Total current assets	1,634,736	1,646,186
Property, plant and equipment, net	2,056,979	2,102,253
Goodwill	3,256,848	3,274,222
Identifiable intangible and other assets	830,433	821,280

Total	$7,778,996	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,150,243	$1,225,017
Income taxes payable	11,514	—
Current portion of debt	143,322	248,352
Liabilities of discontinued operations held for sale	10,665	9,045

Total current liabilities	1,315,744	1,482,414
Long-term debt	4,010,129	3,980,627
Deferred income taxes	628,068	620,093
Other long-term liabilities	378,056	393,575
Commitments and contingencies (Note 12)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 182,098,043 and 180,854,163 shares issued and outstanding, with a par value of $0.01 per share	1,821	1,809
Additional paid-in capital	1,045,278	1,025,502
Retained earnings	579,550	491,611
Accumulated other comprehensive loss	(195,385)	(166,976)

Total Dean Foods Company stockholders’ equity	1,431,264	1,351,946
Non-controlling interest	15,735	15,286

Total stockholders’ equity	1,446,999	1,367,232

Total	$7,778,996	$7,843,941

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$2,954,653	$2,669,853	$5,915,796	$5,361,326
Cost of sales	2,203,230	1,908,203	4,416,579	3,844,149

Gross profit	751,423	761,650	1,499,217	1,517,177
Operating costs and expenses:
Selling and distribution	457,705	438,028	930,432	860,170
General and administrative	159,423	153,167	310,388	283,975
Amortization of intangibles	2,807	2,006	5,670	3,914
Facility closing and reorganization costs	6,509	11,414	8,060	19,662

Total operating costs and expenses	626,444	604,615	1,254,550	1,167,721

Operating income	124,979	157,035	244,667	349,456
Other (income) expense:
Interest expense	55,369	59,964	113,438	128,254
Other (income) expense, net	(306)	(5,072)	(485)	(4,902)

Total other expense	55,063	54,892	112,953	123,352

Income from continuing operations before income taxes	69,916	102,143	131,714	226,104
Income taxes	26,455	38,727	48,442	87,688

Income from continuing operations	43,461	63,416	83,272	138,416
Loss from discontinued operations, net of tax benefit (expense) of $515, ($347), $436 and ($288), respectively	(609)	(1,100)	(1,342)	(900)
Gain on sale of discontinued operations, net of tax	—	—	1,837	—

Net income	42,852	62,316	83,767	137,516
Net loss attributable to non-controlling interest	1,935	1,827	4,172	2,873

Net income attributable to Dean Foods Company	$44,787	$64,143	$87,939	$140,389

Average common shares:
Basic	181,635,778	168,331,560	181,436,376	161,354,733
Diluted	182,390,849	170,991,124	183,116,492	164,260,478
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.25	$0.39	$0.48	$0.88
Income (loss) from discontinued operations attributable to Dean Foods Company	—	(0.01)	—	(0.01)

Net income attributable to Dean Foods Company	$0.25	$0.38	$0.48	$0.87

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.25	$0.38	$0.48	$0.86
Income (loss) from discontinued operations attributable to Dean Foods Company	—	—	—	(0.01)

Net income attributable to Dean Foods Company	$0.25	$0.38	$0.48	$0.85

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Shareholders					Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock	1,243,880	12	190	—	—	—	202
Share-based compensation expense	—	—	19,586	—	—	—	19,586
Capital contribution from non-controlling interest	—	—	—	—	—	4,621	4,621
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,172)	(4,172)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	87,939	—	—	87,939	87,939
Change in fair value of derivative instruments, net of tax benefit of $9,873	—	—	—	—	(15,853)	—	(15,853)	(15,853)
Amounts reclassified to income statement related to hedging activities, net of tax of $20,475	—	—	—	—	32,710	—	32,710	32,710
Cumulative translation adjustment	—	—	—	—	(48,470)	—	(48,470)	(48,470)
Pension liability adjustment, net of tax of $2,009	—	—	—	—	3,204	—	3,204	3,204

Comprehensive income								$59,530

Balance, June 30, 2010	182,098,043	$1,821	$1,045,278	$579,550	$(195,385)	$15,735	$1,446,999

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Shareholders					Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	758,002	8	1,683	—	—	—	1,691
Share-based compensation	—	—	19,397	—	—	—	19,397
Public offering of equity securities	25,405,000	254	444,815	—	—	—	445,069
Fair value of non-controlling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from non-controlling interest	—	—	—	—	—	6,433	6,433
Net loss attributable to non-controlling interest	—	—	—	—	—	(2,873)	(2,873)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	140,389	—	—	140,389	$140,389
Change in fair value of derivative instruments, net of tax benefit of $1,412	—	—	—	—	(1,738)	—	(1,738)	(1,738)
Amounts reclassified to income statement related to hedging activities, net of tax of $19,422	—	—	—	—	32,367	—	32,367	32,367
Cumulative translation adjustment	—	—	—	—	3,039	—	3,039	3,039
Pension liability adjustment, net of tax benefit of $3,955	—	—	—	—	(6,592)	—	(6,592)	(6,592)

Comprehensive income								$167,465

Balance, June 30, 2009	180,199,800	$1,802	$998,315	$391,692	$(199,953)	$18,059	$1,209,915

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$83,767	$137,516
Loss from discontinued operations	1,342	900
Gain on sale of discontinued operations	(1,837)	—
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	133,534	120,898
Share-based compensation expense	20,619	19,397
(Gain) loss on disposition of assets	(202)	4,835
Write-downs of impaired assets	330	13,060
Deferred income taxes	13,093	15,805
Other	291	(3,095)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	15,494	152,361
Inventories	(20,558)	(4,229)
Prepaid expenses and other assets	(188)	4,507
Accounts payable and accrued expenses	(34,792)	(94,139)
Income taxes receivable/payable	32,593	(19,531)

Net cash provided by operating activities-continuing operations	243,486	348,285
Net cash provided by operating activities-discontinued operations	793	1,261

Net cash provided by operating activities	244,279	349,546
Cash flows from investing activities:
Payments for property, plant and equipment	(112,893)	(100,847)
Payments for acquisitions, net of cash received	—	(34,963)
Proceeds from sale of fixed assets	5,081	4,789

Net cash used in investing activities-continuing operations	(107,812)	(131,021)
Net cash used in investing activities-discontinued operations	(133)	(249)

Net cash used in investing activities	(107,945)	(131,270)
Cash flows from financing activities:
Repayment of debt	(75,954)	(194,304)
Proceeds from senior secured revolver	1,830,400	1,357,700
Payments for senior secured revolver	(1,843,100)	(1,357,700)
Proceeds from receivables-backed facility	650,000	1,149,728
Payments for receivables-backed facility	(650,000)	(1,609,728)
Payment of deferred financing costs	(34,234)	—
Capital contribution from non-controlling interest	4,621	6,433
Issuance of common stock, net of share repurchases for withholding taxes	1,586	446,760

Net cash used in financing activities-continuing operations	(116,681)	(201,111)
Effect of exchange rate changes on cash and cash equivalents	(3,596)	—

Increase in cash and cash equivalents	16,057	17,165
Cash and cash equivalents, beginning of period	45,190	35,979

Cash and cash equivalents, end of period	$61,247	$53,144

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2010 and 2009

(Unaudited)

1. General

Nature of Our Business — We are one of the largest food and beverage companies in the United States, as well as a global leader in branded soy beverages and other soy-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have organized our leadership teams, operating strategies, and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro. Beginning in the first quarter of 2010, our Morningstar operations have been aligned with our Fresh Dairy Direct operations.

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

Our WhiteWave-Alpro segment is a global leader in branded, value added dairy and soy-based beverages, creamers, and food products. Our product portfolio includes organic milk, soy and almond-based beverages, as well as creamers and other food products. These products are distributed under well-recognized national brands such as Horizon Organic®, Silk®, International Delight®, LAND O LAKES®, Alpro® and Provamel®.

Basis of Presentation — Except as noted below, the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the consolidated financial statements in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended June 30, 2010 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 25, 2010).

During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provide organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. The decision to sell these operations is part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010 and 2009 and as of December 31, 2009. See Note 2. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Our historical segment disclosures have been recast to reflect our change in reportable segments. See Note 13.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Adopted Accounting Pronouncements — Effective January 1, 2010, we adopted the Accounting Standards related to “Improving Disclosures about Fair Value Measurements” for the portion of this standard that is effective for interim and annual reporting periods beginning after December 15, 2009. The amendments in this standard are intended to improve the disclosures around fair value measurements. This standard requires disclosures of significant transfers in or out of Level 1 and Level 2 fair value measurements, as well as the reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures, as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard has not had a material impact on our unaudited Condensed Consolidated Financial Statements. Additionally, a portion of the standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not anticipated to have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

Effective January 1, 2010, we adopted the Accounting Standards related to “Accounting for Transfer of Financial Assets”. This standard requires more disclosure of information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires special disclosures. The adoption of this Accounting Standard did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

Impact of New Federal Legislation — The Patient Protection and Affordable Care Act became law on March 23, 2010, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 became law (together the “Act”). The provisions of this Act that became effective during the first quarter of 2010 did not have an impact on our consolidated financial statements. We are currently evaluating the potential impact on our business and consolidated financial statements regarding the longer-term impacts of the Act that will become effective over the next several years.

2. Acquisition and Discontinued Operations

Acquisition

Alpro — On July 2, 2009, we completed the acquisition of Alpro, a privately held food company based in Belgium, for an aggregate purchase price of €314.6 million ($440.3 million), after working capital adjustments, excluding transaction costs which were expensed as incurred.

As of June 30, 2010, there have been no changes to the values of assets acquired and liabilities assumed in this acquisition. However, we have not completed the final fair value assignments and continue to analyze certain assets acquired and liabilities assumed primarily related to tax matters. Alpro’s results of operations have been included in our unaudited Condensed Consolidated Statements of Income and the results of operations of our WhiteWave-Alpro segment from the date of acquisition. The proforma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings.

Discontinued Operations

The decision to sell Rachel’s is part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010 and 2009 and as of December 31, 2009. We do not expect to recognize a significant gain or loss related to the sale of our Rachel’s operations. The following is a summary of the operating results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Operations:
Net sales	$11,193	$11,433	$22,391	$22,898
Income (loss) before income taxes	(1,124)	(597)	(1,778)	(226)
Net loss	(609)	(1,004)	(1,221)	(662)

The following is a summary of Rachel’s assets and liabilities held for sale as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Assets
Current assets	$12,087	$11,514
Property, plant and equipment, net	5,883	6,626
Goodwill, identifiable intangibles and other assets	10,614	10,540

Assets of discontinued operations held for sale	28,584	28,680

Liabilities
Accounts payable and accrued expenses	5,769	5,156
Other liabilities	4,896	3,889

Liabilities of discontinued operations held for sale	$10,665	$9,045

We recorded approximately $1.6 million of costs related to transactional activities during the three and six months ended June 30, 2010 in connection with the Rachel’s sale. We recorded approximately $10.2 million and $12.8 million in acquisition-related expenses during the three and six months ended June 30, 2009, respectively, in connection with our Alpro and Fresh Dairy Direct-Morningstar acquisitions, as well as other transactional activities. We incurred no acquisition related expenses in the three and six months ended June 30, 2010.

In the first quarter of 2010, we recognized a $1.8 million gain from a favorable tax benefit realized related to a previously discontinued operation.

3. Inventories, net

Inventories, net of reserves of $7.2 million and $5.9 million at June 30, 2010 and December 31, 2009, respectively, consisted of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
Raw materials and supplies	$197,744	$202,992
Finished goods	255,284	233,069

Total	$453,028	$436,061

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows:

	Fresh Dairy Direct-Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2009(1)(2)	$2,559,902	$714,320	$3,274,222
Purchase accounting adjustments	(4,697)	—	(4,697)
Foreign currency translation	—	(12,677)	(12,677)

Balance at June 30, 2010	$2,555,205	$701,643	$3,256,848

(1)	Due to changes in our reportable segments as discussed in Note 13, $336.3 million of goodwill was transferred from WhiteWave-Alpro to Fresh Dairy Direct-Morningstar in the first quarter of 2010. Amounts at December 31, 2009 have been recast to reflect this change.

(2)	During 2010, $8.4 million of goodwill within the WhiteWave-Alpro segment related to Rachel’s was allocated to discontinued operations. Amounts at December 31, 2009 have been adjusted to reflect this change.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)(2)	$586,176	$—	$586,176	$608,339	$—	$608,339
Intangible assets with finite lives:
Customer-related and other	133,549	(40,571)	92,978	135,993	(35,737)	100,256
Trademarks	17,646	(2,775)	14,871	10,146	(1,940)	8,206

Total	$737,371	$(43,346)	$694,025	$754,478	$(37,677)	$716,801

(1)	A trademark with a gross carrying amount of $7.5 million was moved from indefinite lived intangible assets to finite lived intangible assets in the first quarter of 2010. The remaining increase in the gross carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments.

(2)	During 2010, $2.1 million of indefinite lived intangibles related to Rachel’s were allocated to discontinued operations. Amounts at December 31, 2009 have been adjusted to reflect this change.

Amortization expense on intangible assets for the three months ended June 30, 2010 and 2009 was $2.8 million and $2.0 million, respectively. Amortization expense on intangible assets for the six months ended June 30, 2010 and 2009 was $5.7 million and $3.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2010	$11.5 million
2011	$11.3 million
2012	$10.0 million
2013	$9.6 million
2014	$8.8 million

5. Long-Term Debt

	June 30, 2010			December 31, 2009
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,514,101	2.84	%*	$3,596,950	1.25	%*
Senior notes	498,673	7.00		498,584	7.00

	4,012,774			4,095,534
Subsidiary debt obligations:
Senior notes	126,749	6.90		126,027	6.90
Receivables-backed facility	—			—
Capital lease obligations and other	13,928			7,418
Alpro revolving credit facility	—			—

	140,677			133,445

	4,153,451			4,228,979
Less current portion	(143,322)			(248,352)

Total long-term portion	$4,010,129			$3,980,627

*	Represents a weighted average rate for the senior secured revolving credit facility, term loan A and term loan B.

The scheduled maturities of long-term debt, at June 30, 2010, were as follows (in thousands):

2010	$57,917
2011	193,363
2012	390,993
2013	348,554
2014	1,530,765
Thereafter	1,648,437

Subtotal	4,170,029
Less discounts	(16,578)

Total outstanding debt	$4,153,451

Senior Secured Credit Facility — On June 30, 2010, we amended and restated the credit agreement governing our $1.5 billion 5-year senior secured revolving credit facility, original $1.5 billion 5-year senior secured term loan A and our original $1.8 billion 7-year senior secured term loan B. The terms of this agreement have been modified as follows:

•	Extension of the maturity dates for the principal amounts of:

•	$1.28 billion of the revolving credit facility from April 2, 2012 to April 2, 2014,

•	$1.10 billion of the term loan A from April 2, 2012 to April 2, 2014,

•	$492.4 million of the term loan B from April 2, 2014 to April 2, 2016,

•

$561.1 million of the term loan B from April 2, 2014 to April 2, 2017 (subject to the condition that the Company meet certain leverage, debt, cash or credit rating tests following December 31, 2015, and provided that if at least one of these tests is not met, the maturity date will be April 2, 2016);

•	Amendment of the maximum permitted Leverage Ratio (as defined in our credit agreement) covenant to permit a maximum leverage ratio of:

•	5.50 from June 30, 2010 to March 31, 2011,

•	5.00 from June 30, 2011 to September 30, 2012,

•	4.50 from December 31, 2012 through the final maturity dates;

•	Amendment of certain other terms, including, but not limited to, leverage-based limitations on the payment of dividends and other restricted payments, acquisitions and prepayments of senior notes.

•	Increase in the undrawn costs of the revolving credit facility and the drawn costs of the revolving credit facility, term loan A and term loan B.

The senior secured credit facility continues to bear interest, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio or LIBOR plus a margin depending on our Leverage Ratio. The Applicable Base Rate margin under our revolving credit and term loan A varies from zero to 225 basis points, while the Applicable LIBOR Rate margin varies from 62.5 to 325 basis points. The Applicable Base Rate margin under our term loan B varies from 37.5 to 250 basis points, while the Applicable LIBOR Rate margin varies from 137.5 to 350 basis points. The weighted average interest rate in effect on borrowings under the senior secured credit facility, including the applicable interest rate margin, was 2.84% at June 30, 2010. Interest is payable quarterly or after the end of the applicable interest period. In consideration for the revolving commitment, we are required to pay a quarterly commitment fee on unused amounts of the senior secured revolving credit facility that ranges from 12.5 to 50 basis points, depending on our Leverage Ratio.

As a result of the amendment and extension, the remaining term balances are now payable in the following installments (in thousands):

	Term Loan A	Term Loan B
2010	$42,788	$8,837
2011	169,324	17,675
2012	297,356	17,675
2013	330,728	17,675
2014	427,190	676,229
2015	—	10,535
2016	—	470,923
2017	—	524,666

Total principal payments	$1,267,386	$1,744,215

The senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. No principal payments are due on the revolving credit facility until April 2, 2012, at which time any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments would become payable. No principal payments are due on the remaining $1.275 billion of extended revolving credit facility commitment until April 2, 2014. The credit agreement continues to require mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we are currently engaged, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our Leverage Ratio is below 4.50 times. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), and the real property owned by Legacy Dean and its subsidiaries.

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

At June 30, 2010, there were outstanding borrowings of $3.5 billion under our senior secured credit facility, which consisted of $3.0 billion in term loan borrowings and $502.5 million drawn under the revolver. At June 30, 2010, there were $192.0 million of letters of credit under the revolving line that were issued but undrawn. As of July 30, 2010, $145.3 million was borrowed under our senior secured revolving credit facility.

We incurred financing costs of $34.2 million in connection with the completion of the amended and restated senior secured credit facility of which $6.7 million was expensed in the second quarter of 2010. The capitalized deferred financing costs will be recorded as interest expense over the terms of their applicable instrument under the credit facility.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value at June 30, 2010 was $498.7 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million face value) remains outstanding with a maturity date of October 15, 2017. The carrying value of these outstanding notes at June 30, 2010 was $126.7 million at 6.90% interest. The related indenture does not contain financial covenants but it does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The subsidiary senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes.

On June 30, 2010, we amended the maximum leverage ratio covenant to permit a maximum leverage ratio of 5.50 from June 30, 2010 to March 31, 2011; 5.00 from June 30, 2011 to September 30, 2012; and 4.50 from December 31, 2012 thereafter. We also amended certain other terms, including, but not limited to, changes in the maximum purchase interest percentage and loss reserve floor; as well as extending the termination date of the 364-day facility to June 29, 2011. As a result of the amendment we incurred fees of approximately $0.6 million.

The total value of receivables sold to these entities as of June 30, 2010, was $796.9 million. During the first six months of 2010, we borrowed and subsequently repaid $650 million under this facility with no remaining drawn balance at June 30, 2010. The receivables-backed facility bears interest at a variable rate based upon commercial paper rates plus an applicable margin. Our ability to borrow under this facility is subject to a monthly borrowing base formula. This facility had $553.3 million of availability as of June 30, 2010, based on this formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 12.

Alpro Revolving Credit Facility — On July 2, 2009, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December 2009, we reduced the facility to an amount not to exceed €10 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Proceeds under the facility are for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At June 30, 2010, there were no outstanding borrowings under this facility.

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

The following unaudited Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations in addition to our receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,094	$5,415	$43,738	$—	$61,247
Receivables, net	(87)	81,860	769,838	—	851,611
Income tax receivable	(72)	—	72	—	—
Inventories, net	—	425,525	27,503	—	453,028
Intercompany receivables	182,639	3,990,344	654,831	(4,827,814)	—
Assets of discontinued operations held for sale	—	—	28,584	—	28,584
Other current assets	125,806	99,256	15,204	—	240,266

Total current assets	320,380	4,602,400	1,539,770	(4,827,814)	1,634,736
Property, plant and equipment, net	213	1,854,366	202,400	—	2,056,979
Goodwill	—	3,097,362	159,486	—	3,256,848
Identifiable intangible and other assets	73,299	624,336	132,798	—	830,433
Investment in subsidiaries	9,178,887	—	—	(9,178,887)	—

Total	$9,572,779	$10,178,464	$2,034,454	$(14,006,701)	$7,778,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,900	$955,825	$65,032	$—	$1,161,757
Intercompany notes	3,427,119	15,735	1,384,960	(4,827,814)	—
Current portion of debt	131,166	11,660	496	—	143,322
Liabilities of discontinued operations held for sale	—	—	10,665	—	10,665

Total current liabilities	3,699,185	983,220	1,461,153	(4,827,814)	1,315,744
Long-term debt	3,881,609	128,150	370	—	4,010,129
Other long-term liabilities	560,721	348,194	97,209	—	1,006,124
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,431,264	8,718,900	459,987	(9,178,887)	1,431,264
Non-controlling interest	—	—	15,735	—	15,735

Total stockholders’ equity	1,431,264	8,718,900	475,722	(9,178,887)	1,446,999

Total	$9,572,779	$10,178,464	$2,034,454	$(14,006,701)	$7,778,996

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,665	$—	$35,525	$—	45,190
Receivables, net	469	35,001	836,363	—	871,833
Income tax receivable	19,329	—	105	—	19,434
Inventories	—	408,431	27,630	—	436,061
Intercompany receivables	2,252,463	5,325,673	723,109	(8,301,245)	—
Assets of discontinued operations held for sale	—	—	28,680	—	28,680
Other current assets	155,267	71,277	18,444	—	244,988

Total current assets	2,437,193	5,840,382	1,669,856	(8,301,245)	1,646,186
Property, plant and equipment, net	500	1,868,458	233,295	—	2,102,253
Goodwill	—	3,102,060	172,162	—	3,274,222
Identifiable intangible and other assets	50,796	616,616	153,868	—	821,280
Investment in subsidiaries	9,009,741	—	—	(9,009,741)	—

Total	$11,498,230	$11,427,516	$2,229,181	$(17,310,986)	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,717	$930,933	$79,367	$—	$1,225,017
Intercompany notes	5,278,204	1,520,421	1,502,620	(8,301,245)	—
Current portion of debt	243,000	4,843	509	—	248,352
Liabilities of discontinued operations held for sale	—	—	9,045	—	9,045

Total current liabilities	5,735,921	2,456,197	1,591,541	(8,301,245)	1,482,414
Long-term debt	3,852,533	127,573	521	—	3,980,627
Other long-term liabilities	557,830	345,087	110,751	—	1,013,668
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,351,946	8,498,659	511,082	(9,009,741)	1,351,946
Non-controlling interest	—	—	15,286	—	15,286

Total stockholders’ equity	1,351,946	8,498,659	526,368	(9,009,741)	1,367,232

Total	$11,498,230	$11,427,516	$2,229,181	$(17,310,986)	$7,843,941

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,866,940	$87,713	$—	$2,954,653
Cost of sales	—	2,151,097	52,133	—	2,203,230

Gross profit	—	715,843	35,580	—	751,423
Selling and distribution	—	436,929	20,776	—	457,705
General and administrative	3,055	146,554	12,621	—	162,230
Facility closing and reorganization costs	—	6,509	—	—	6,509
Interest expense	52,848	2,238	283	—	55,369
Other (income) expense, net	(3,000)	3,208	(514)	—	(306)
Income from subsidiaries	(122,819)	—	—	122,819	—

Income from continuing operations before income taxes	69,916	120,405	2,414	(122,819)	69,916
Income taxes	26,455	45,559	1,097	(46,656)	26,455

Income from continuing operations	43,461	74,846	1,317	(76,163)	43,461
Loss from discontinued operations, net of tax	(609)	—	(609)	609	(609)

Net income	42,852	74,846	708	(75,554)	42,852
Net loss attributable to non-controlling interest	1,935	—	1,935	(1,935)	1,935

Net income attributable to Dean Foods Company	$44,787	$74,846	$2,643	$(77,489)	$44,787

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,666,533	$3,320	$—	$2,669,853
Cost of sales	—	1,904,650	3,553	—	1,908,203

Gross profit	—	761,883	(233)	—	761,650
Selling and distribution	—	433,475	4,553	—	438,028
General, administrative and other	3,117	150,715	1,341	—	155,173
Facility closing and reorganization costs	—	11,414	—	—	11,414
Interest expense	55,922	3,870	172	—	59,964
Other (income) expense, net	(12,407)	7,562	(227)	—	(5,072)
Income from subsidiaries	(148,775)	—	—	148,775	—

Income (loss) before income taxes	102,143	154,847	(6,072)	(148,775)	102,143
Income taxes	38,727	58,709	(2,362)	(56,347)	38,727

Net income (loss) from continuing operations	63,416	96,138	(3,710)	(92,428)	63,416
Loss from discontinued operations, net of tax	(1,100)	(96)	(1,004)	1,100	(1,100)

Net income (loss)	62,316	96,042	(4,714)	(91,328)	62,316
Net loss attributable to non-controlling interest	1,827	—	1,827	(1,827)	1,827

Net income (loss) attributable to Dean Foods Company	$64,143	$96,042	$(2,887)	$(93,155)	$64,143

	Unaudited Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$5,732,645	$183,151	$—	$5,915,796
Cost of sales	—	4,308,863	107,716	—	4,416,579

Gross profit	—	1,423,782	75,435	—	1,499,217
Selling and distribution	—	882,700	47,732	—	930,432
General and administrative	2,219	289,281	24,558	—	316,058
Facility closing and reorganization costs	—	8,060	—	—	8,060
Interest expense	107,977	4,851	610	—	113,438
Other (income) expense, net	(2,259)	2,435	(661)	—	(485)
Income from subsidiaries	(239,651)	—	—	239,651	—

Income from continuing operations before income taxes	131,714	236,455	3,196	(239,651)	131,714
Income taxes	48,442	86,964	1,453	(88,417)	48,442

Income from continuing operations	83,272	149,491	1,743	(151,234)	83,272
Loss from discontinued operations, net of tax	(1,342)	(121)	(1,221)	1,342	(1,342)
Gain on sale of discontinued operations, net of tax	1,837	—	1,837	(1,837)	1,837

Net income	83,767	149,370	2,359	(151,729)	83,767
Net loss attributable to non-controlling interest	4,172	—	4,172	(4,172)	4,172

Net income attributable to Dean Foods Company	$87,939	$149,370	$6,531	$(155,901)	$87,939

	Unaudited Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$5,356,930	$4,396	$—	$5,361,326
Cost of sales	—	3,838,744	5,405	—	3,844,149

Gross profit	—	1,518,186	(1,009)	—	1,517,177
Selling and distribution	—	853,831	6,339	—	860,170
General, administrative and other	7,275	277,932	2,682	—	287,889
Facility closing and reorganization costs	—	19,662	—	—	19,662
Interest expense	118,525	9,361	368	—	128,254
Other (income) expense, net	(12,407)	6,975	530	—	(4,902)
Income from subsidiaries	(339,497)	—	—	339,497	—

Income (loss) before income taxes	226,104	350,425	(10,928)	(339,497)	226,104
Income taxes	87,688	135,902	(4,179)	(131,723)	87,688

Net income (loss) from continuing operations	138,416	214,523	(6,749)	(207,774)	138,416
Loss from discontinued operations, net of tax	(900)	(238)	(662)	900	(900)

Net income (loss)	137,516	214,285	(7,411)	(206,874)	137,516
Net loss attributable to non-controlling interest	2,873	—	2,873	(2,873)	2,873

Net income (loss) attributable to Dean Foods Company	$140,389	$214,285	$(4,538)	$(209,747)	$140,389

	Unaudited Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by operating activities - continuing operations	$94,138	$84,626	$64,722	$243,486
Net cash provided by operating activities - discontinued operations	—	—	793	793

Net cash provided by operating activities	94,138	84,626	65,515	244,279
Payments for property, plant and equipment	(283)	(108,498)	(4,112)	(112,893)
Proceeds from sale of fixed assets	—	5,054	27	5,081

Net cash used in investing activities - continuing operations	(283)	(103,444)	(4,085)	(107,812)
Net cash used in investing activities - discontinued operations	—	—	(133)	(133)

Net cash used in investing activities	(283)	(103,444)	(4,218)	(107,945)
Repayment of debt	(70,148)	(5,649)	(157)	(75,954)
Proceeds from senior secured revolver	1,830,400	—	—	1,830,400
Payments for senior secured revolver	(1,843,100)	—	—	(1,843,100)
Proceeds from receivables-backed facility	—	—	650,000	650,000
Payments for receivables-backed facility	—	—	(650,000)	(650,000)
Payment of deferred financing costs	(34,234)	—	—	(34,234)
Issuance of common stock, net of share repurchases for withholding taxes	1,586	—	—	1,586
Capital contribution from non-controlling interest	—	—	4,621	4,621
Net change in intercompany balances	24,070	29,882	(53,952)	—

Net cash provided by (used in) financing activities - continuing operations	(91,426)	24,233	(49,488)	(116,681)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,596)	(3,596)

Increase in cash and cash equivalents	2,429	5,415	8,213	16,057
Cash and cash equivalents, beginning of period	9,665	—	35,525	45,190

Cash and cash equivalents, end of period	$12,094	$5,415	$43,738	$61,247

	Unaudited Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by operating activities - continuing operations	$96,792	$129,643	$121,850	$348,285
Net cash provided by (used in) operating activities - discontinued operations	—	(238)	1,499	1,261

Net cash provided by operating activities	96,792	129,405	123,349	349,546
Payments for property, plant and equipment	(858)	(98,510)	(1,479)	(100,847)
Payments for acquisitions, net of cash received	(34,963)	—	—	(34,963)
Proceeds from sale of fixed assets	—	4,789	—	4,789

Net cash used in investing activities - continuing operations	(35,821)	(93,721)	(1,479)	(131,021)
Net cash used in investing activities - discontinued operations	—	—	(249)	(249)

Net cash used in investing activities	(35,821)	(93,721)	(1,728)	(131,270)
Repayment of debt	(65,250)	(129,054)	—	(194,304)
Proceeds from senior secured revolver	1,357,700	—	—	1,357,700
Payments for senior secured revolver	(1,357,700)	—	—	(1,357,700)
Proceeds from receivables-backed facility	—	—	1,149,728	1,149,728
Payments for receivables-backed facility	—	—	(1,609,728)	(1,609,728)
Issuance of common stock	446,760	—	—	446,760
Capital contribution from non-controlling interest	—	—	6,433	6,433
Net change in intercompany balances	(436,497)	100,278	336,219	—

Net cash used in financing activities - continuing operations	(54,987)	(28,776)	(117,348)	(201,111)

Increase in cash and cash equivalents	5,984	6,908	4,273	17,165
Cash and cash equivalents, beginning of period	9,391	21,198	5,390	35,979

Cash and cash equivalents, end of period	$15,375	$28,106	$9,663	$53,144

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

The following table summarizes our various interest rate agreements in effect as of June 30, 2010:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2011 – 2012	1,500

(1)	On March 31, 2010, $800 million of notional amounts of the swap agreements expired. The notional amounts of the swap agreements further decrease by $250 million on March 31, 2011, and the remaining balance on March 31, 2012.

These swaps are recorded as an asset or liability in our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2010 and 2009.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility rising above the rates on our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions. However, beginning in the second half of 2008, a number of financial institutions similar to those that serve as counterparties to our hedging arrangements were adversely affected by the global credit crisis and in some cases have been unable to fulfill their debt and other obligations. If any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. We did not have any material outstanding commodity related financial instruments at June 30, 2010 and December 31, 2009.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the British Pound and the Euro. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. We did not have any outstanding foreign currency related financial instruments at June 30, 2010 and December 31, 2009.

In June 2009, in connection with our acquisition of Alpro, we entered into a forward contract to purchase 325.0 million Euros, with delivery dates between July 2, 2009 and September 30, 2009. We entered into the forward contract in order to hedge the potential change in the fair value of the firm acquisition commitment resulting from foreign currency exchange rate fluctuations. As a result of foreign exchange fluctuations between the Euro and the U.S. dollar, we recognized a $5.1 million asset in other current assets in our unaudited Condensed Consolidated Balance Sheets and recorded a gain of $5.1 million during the quarter ended June 30, 2009 in our unaudited Condensed Consolidated Statements of Income within other income. The forward contract was not designated as a hedging instrument. The acquisition closed in July 2009 and the foreign currency forward contract was settled, resulting in a cumulative net settlement gain of $4.2 million.

As of June 30, 2010 and December 31, 2009, our derivatives designated as hedging instruments recorded at fair value in our unaudited Condensed Consolidated Balance Sheets were:

	Derivative Liabilities
	June 30, 2010	December 31, 2009
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$69,291	$90,194
Interest rate swap contracts — noncurrent(2)	35,630	42,262
Commodities contracts — current(1)	43	—

Total derivatives	$104,964	$132,456

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

(2)	Derivative liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets.

Losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income (net of tax) for the three and six months ended June 30, 2010 and 2009 were:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Interest rate swap contracts(1)	$13,507	$15,350	$32,710	$32,367

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Income.

Based on current interest rates, we estimate that $42.6 million, net of tax of $26.7 million, of hedging activity will be reclassified as interest expense within the next 12 months.

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

Stock Options — The following table summarizes stock option activity during the first six months of 2010:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	22,218,381	$20.52
Granted	1,710,435	14.35
Canceled or forfeited(1)	(712,641)	23.59
Exercised	(731,719)	9.09

Options outstanding at June 30, 2010	22,484,456	20.32	5.54	$687,855

Options exercisable at June 30, 2010	17,587,678	20.62	4.69	$687,855

(1)	Pursuant to the terms of our stock option plans, options that are canceled or forfeited may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Six Months Ended June 30,
	2010	2009
Expected volatility	34%	33%
Expected dividend yield	0%	0%
Expected option term	5 years	4.75 years
Risk-free rate of return	2.11–2.59%	2.55%

During the three months ended June 30, 2010 and 2009, we recognized stock option expense of $4.3 million and $5.6 million, respectively. During the six months ended June 30, 2010 and 2009, we recognized stock option expense of $8.5 million and $11.1 million, respectively.

Restricted Stock Units — The following table summarizes restricted stock unit activity during the first six months of 2010:

	Employees	Directors	Total
Stock units outstanding at December 31, 2009	2,397,140	65,120	2,462,260
Stock units issued	1,260,025	18,006	1,278,031
Shares issued upon vesting of stock units	(470,485)	(21,743)	(492,228)
Stock units canceled or forfeited(1)	(305,511)	—	(305,511)

Stock units outstanding at June 30, 2010	2,881,169	61,383	2,942,552

Weighted average grant date fair value	$19.37	$15.97	$19.31

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

During the three months ended June 30, 2010 and 2009, we recognized stock unit expense of $5.8 million and $4.6 million, respectively. During the six months ended June 30, 2010 and 2009, we recognized stock unit expense of $11.0 million and $8.3 million, respectively.

Cash Performance Units — On November 17, 2009, our Board of Directors approved the granting of awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of the performance period.

Units
Outstanding at December 31, 2009	—
Granted	12,558,001
Converted/paid	—
Forfeited	(168,000)

Outstanding at June 30, 2010	12,390,001

Vested at June 30, 2010	—

We recognized $1.0 million in compensation expense during the six months ended June 30, 2010 and recorded a corresponding liability which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The fair value of the awards will be re-measured at each reporting period. As of June 30, 2010, total unrecognized compensation expense related to the CPU awards was $5.2 million.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations attributable to Dean Foods Company	$43,461	$63,416	$83,272	$138,416
Net loss attributable to non-controlling interest	1,935	1,827	4,172	2,873

Income from continuing operations attributable to Dean Foods Company	$45,396	$65,243	$87,444	$141,289
Denominator:
Average common shares	181,635,778	168,331,560	181,436,376	161,354,733

Basic EPS from continuing operations attributable to Dean Foods Company	$0.25	$0.39	$0.48	$0.88

Diluted EPS computation:
Numerator:
Income from continuing operations attributable to Dean Foods Company	$43,461	$63,416	$83,272	$138,416
Net loss attributable to non-controlling interest	1,935	1,827	4,172	2,873

Income from continuing operations attributable to Dean Foods Company	$45,396	$65,243	$87,444	$141,289
Denominator:
Average common shares — basic	181,635,778	168,331,560	181,436,376	161,354,733
Stock option conversion(1)	694,603	2,548,171	1,262,075	2,659,337
Stock units(2)	60,468	111,393	418,041	246,408

Average common shares — diluted	182,390,849	170,991,124	183,116,492	164,260,478

Diluted EPS from continuing operations attributable to Dean Foods Company	$0.25	$0.38	$0.48	$0.86

(1) Anti-dilutive common shares excluded	19,982,698	13,215,306	17,267,460	12,506,139
(2) Anti-dilutive stock units excluded	1,485,961	1,121,122	165,211	147,055

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$683	$721	$1,366	$1,442
Interest cost	4,152	4,208	8,304	8,416
Expected return on plan assets	(4,121)	(3,494)	(8,242)	(6,988)
Recognized settlement gain	—	(10)	—	(19)
Amortizations:
Unrecognized transition obligation	28	28	56	56
Prior service cost	179	232	358	463
Unrecognized net loss	2,285	3,023	4,570	6,046

Net periodic benefit cost	$3,206	$4,708	$6,412	$9,416

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6	$13	$12	$26
Interest cost	242	234	484	468
Amortizations:
Prior service cost	(16)	(83)	(32)	(167)
Unrecognized net loss	131	265	262	530

Net periodic benefit cost	$363	$429	$726	$857

10. Facility Closing and Reorganization Costs

We recorded net facility closing and reorganization costs of $6.5 million and $11.4 million during the three months ended June 30, 2010 and 2009, respectively, and $8.1 million and $19.7 million during the six months ended June 30, 2010 and 2009, respectively. Those costs included the following types of cash and non-cash charges:

•	Workforce reductions as a result of facility closings, facility reorganizations, brand rationalization, creating common market structures and consolidation of administrative functions;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure;

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes;

•	Costs associated with the centralization of certain finance and transaction processing activities from local to regional facilities; and

•

Write-downs of property, plant and equipment and other assets, primarily for asset impairments as a result of the decision to close a facility. The impairments relate primarily to owned buildings, land and equipment at the facilities, which are written down to their estimated fair value.

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Closure of facilities at Fresh Dairy Direct-Morningstar(1)	$2,009	$11,398	$3,560	$19,614
Workforce reductions within Fresh Dairy Direct-Morningstar(2)	4,500	—	4,500	—
Other	—	16	—	48

Total	$6,509	$11,414	$8,060	$19,662

(1)	Charges in 2010 and 2009 relate to the previously announced facility closures in Flint, Michigan; Lincoln, Nebraska; Portsmouth, Virginia; Kingsport, Tennessee and Belleville, Pennsylvania. We expect to incur additional charges related to these facility closures of approximately $1.2 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	Charges in 2010 relate to a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment impacting approximately 350 to 400 positions. Implementation began during the second quarter of 2010 and will be carried out over the balance of the year. The reduction in workforce will affect employees across the country. The workforce reduction costs related to this plan are part of an existing benefit arrangement; therefore, the full amount of expected severance benefits has been accrued during the second quarter of 2010.

Activity for the six months ended June 30, 2010 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2009	Charges	Payments	Accrued Charges at June 30, 2010
	(In thousands)
Cash charges:
Workforce reduction costs	$2,319	$5,660	$(2,728)	$5,251
Shutdown costs	23	1,439	(1,452)	10
Lease obligations after shutdown	—	154	(154)	—
Other	19	237	(255)	1

Subtotal	$2,361	7,490	$(4,589)	$5,262

Noncash charges:
Adjustment to the carrying value of assets held for sale		8
Loss on sale of assets held for sale		562

Total charges		$8,060

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

The total carrying value of closed facilities and other assets held for sale, excluding those associated with Rachel’s, was $23.0 million at June 30, 2010. We are marketing these properties for sale. Accordingly, these assets are classified as held for sale within Prepaid Expenses and Other Current Assets on our unaudited Condensed Consolidated Balance Sheet, and as such, they are no longer being depreciated. The balance of these assets is included in the other current assets line in our unaudited Condensed Consolidated Balance Sheets.

On August 2, 2010, as part of our ongoing initiative to optimize our manufacturing and distribution capabilities, we announced the closure of an operating facility in the Southeast. We expect to incur cash and non-cash charges of approximately $8.0 million related to facility impairment, employee termination benefits, facility shut-down and other costs.

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 is as follows (in thousands):

	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3
Liability — Commodities contracts	$43	$—	$43	$—
Liability — Interest rate swap contracts	104,921	—	104,921	—

See Note 6 for additional disclosures regarding our derivatives activity.

We hold certain deferred compensation assets that are held at fair value. A summary of these assets measured at fair value on a recurring basis as of June 30, 2010 is as follows (in thousands):

	Fair Value as of June 30, 2010	Level 1	Level 2	Level 3
Money market	$2,801	$—	$2,801	$—
Mutual funds	987	—	987	—

Because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values. The fair value of our Dean Foods Company senior notes was based on quoted market prices. The fair value of our subsidiary senior notes was determined based on fair values of similar instruments with similar terms. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes	$498,673	$467,500	$498,584	$490,000
Subsidiary senior notes	126,749	129,220	126,027	135,255

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value.

12. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested several businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves, which are immaterial to the unaudited Condensed Consolidated Financial Statements, for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest is not paid in cash, but is added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured. We believe that we have established adequate reserves to cover these claims. During the second quarter of 2010, certain accrued liabilities for insurance, primarily related to worker’s compensation claims, were favorably impacted by a number of improving factors including claims history and expected trends.

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of June 30, 2010. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

In June 2009, we announced our intention to relocate our corporate headquarters to a 15 year leased facility in Dallas, Texas. The new facility is in close proximity to our previous headquarters. The relocation of personnel began in the first quarter of 2010 and has been completed as of June 30, 2010. The decision to relocate the headquarters was due in part to our growth and the increased centralization of strategic, operational and functional personnel. The lease agreement for the previous headquarters facility terminates at the end of 2010. In connection with the relocation, we have incurred duplicate lease expense, as well as move-related expenses in 2010. These costs were not material to our consolidated results of operations.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the Court. A motion for summary judgment in the retailer action was granted in part and denied in part on August 4, 2010. We are considering our options in light of the Court’s ruling. A motion for summary judgment in the dairy farmer action was filed on July 27, 2010 and remains pending. Fact discovery and expert discovery are complete in these matters, and expert reports have been submitted. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. A motion to dismiss the amended complaint was filed on February 9, 2010 and is currently pending before the Court. By stipulation, the ruling on the motion to dismiss the amended complaint will apply equally to the second complaint. These cases are at a very preliminary stage, and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. A motion to partially dismiss the DOJ lawsuit was denied on April 7, 2010. This matter is currently in the fact discovery stage. The Company intends to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. The motion to dismiss remains pending.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater in to the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

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

In the first quarter of 2010, our Chief Executive Officer changed the way he evaluates the performance of our operations, develops strategy and allocates capital resources. This change reflects the divergence between the strategies and objectives of these two reporting segments, which now consist of Fresh Dairy Direct-Morningstar and WhiteWave-Alpro. Our value-added branded operations at WhiteWave-Alpro added scale with the acquisition of Alpro in July 2009 and is focused on driving growth through effective marketing and innovation. Our traditional dairy operations at Fresh Dairy Direct-Morningstar are driven by a focus on cost and service leadership. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. Our historical segment disclosures have been recast to be consistent with our current presentation.

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

WhiteWave-Alpro consists of two aggregated operations: WhiteWave and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products, such as Horizon Organic milk and other dairy products, Silk soymilk and cultured soy products, The Organic Cow dairy products, International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day®. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010 and 2009 and as of December 31, 2009.

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

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. Net sales are presented in total as it is impracticable to disclose by product group.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,495,679	$2,320,799	$4,982,842	$4,664,185
WhiteWave-Alpro	458,974	349,054	932,954	697,141

Total	$2,954,653	$2,669,853	$5,915,796	$5,361,326

Intersegment sales:
Fresh Dairy Direct-Morningstar	$38,385	$36,068	$72,227	$71,591
WhiteWave-Alpro	26,345	33,025	51,390	66,790

Total	$64,730	$69,093	$123,617	$138,381

Operating income:
Fresh Dairy Direct-Morningstar	$146,799	$203,498	$273,570	$418,087
WhiteWave-Alpro	39,057	31,736	81,381	58,455

Total reportable segment operating income	185,856	235,234	354,951	476,542
Corporate	(54,368)	(66,785)	(102,224)	(107,424)
Facility closing and reorganization costs	(6,509)	(11,414)	(8,060)	(19,662)

Total	$124,979	$157,035	$244,667	$349,456

	June 30, 2010	December 31, 2009
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$5,496,264	$5,520,813
WhiteWave-Alpro	1,905,293	1,987,314
Corporate	348,855	307,134
Discontinued Operations	28,584	28,680

Total	$7,778,996	$7,843,941

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
Domestic	$2,870,435	$2,668,168	$5,738,949	$5,358,625
Foreign	84,218	1,685	176,847	2,701

	June 30, 2010	December 31, 2009
	(In thousands)
Long-lived assets:
Domestic	$5,684,577	$5,674,676
Foreign	459,683	523,079

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three and six months ended June 30, 2010 and 2009. Approximately 18% and 19% of our consolidated net sales in the three months ended June 30, 2010 and 2009, respectively, and approximately 19% of our consolidated net sales in both the six months ended June 30, 2010 and 2009, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the sections entitled “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K, “Part II — Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q herein, for the period ended March 31, 2010, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the largest food and beverage companies in the United States, as well as a global leader in branded soy beverages and other soy-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have aligned our leadership teams, operating strategies and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar (previously Fresh Dairy Direct) and WhiteWave-Alpro (previously WhiteWave-Morningstar).

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 84% of our consolidated net sales in both the three and six months ended June 30, 2010. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh, Dean’s, Garelick Farms, Mayfield and Oak Farms, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in both the three and six months ended June 30, 2010. WhiteWave-Alpro consists of two aggregated operations: WhiteWave and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Horizon Organic milk and other products, Silk soymilk and cultured soy products, The Organic Cow organic dairy products, International Delight coffee creamers and LAND O LAKES creamers. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. We license the LAND O LAKES name from a third party. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and through independent brokers.

See Note 13 to our unaudited Condensed Consolidated Financial Statements for more information about our change in reportable segments.

Recent Developments

Discontinued Operations — During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provide organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. The decision to sell these operations is part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010 and 2009 and as of December 31, 2009. We do not expect to recognize a significant gain or loss related to the sale of our Rachel’s business. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

Amendment and Extension of Senior Secured Credit Facility — On June 30, 2010, we entered into an amendment and restatement agreement that amended and restated our credit agreement governing our $1.5 billion 5-year senior secured revolving credit facility, original $1.5 billion 5-year senior secured term loan A and our original $1.8 billion 7-year senior secured term loan B. The terms of the agreement were modified to extend the maturity date for a portion of the principal amount of the revolving credit facility and term loan A by two years, a portion of term loan B by two years and a portion of term loan B by three years (subject to the condition that the Company meet certain leverage, debt, cash or credit rating tests); amend the maximum permitted leverage ratio; as well as, amend certain other terms. See “— Liquidity and Capital Resources — Contractual Obligations” below regarding our outstanding indebtedness and Note 5 to our unaudited Condensed Consolidated Financial Statements for a more complete description of the credit facility amendment.

Competitive Pressures — Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which reduced our profitability on sales to several customers. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by both retailers and dairy processors. Also, these industry dynamics continue to drive private label market share gains over branded products which is impacting the growth and profitability of our regionally branded products. We expect these trends to continue. These margin pressures underscore the importance of our low cost strategy. We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to improve our effectiveness in the pass through of costs to our customers and to drive productivity and efficiency within our operations.

Conventional Milk Environment — Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of last year. We have continued to see an increase in the average conventional milk costs in the first half of 2010. We expect the Class I mover to trend slightly higher through the balance of 2010 and Class II butterfat costs to continue to increase considerably over the back half of the year.

Management Changes — On June 11, 2010, we announced that Shaun Mara had accepted the position as the Company’s new Senior Vice President and Chief Accounting Officer. He began his employment on June 28, 2010. Mr. Mara most recently served as Senior Vice President of Finance for the Wm. Wrigley Jr. Company, a

subsidiary of Mars, Incorporated, where he maintained responsibility for corporate reporting, global finance, and post-merger integration functions. We also announced that Ron McCrummen left his position as Senior Vice President and Chief Accounting Officer effective July 31, 2010 to pursue interests outside the company.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,954.7	100.0%	$2,669.9	100.0%	$5,915.8	100.0%	$5,361.3	100.0%
Cost of sales	2,203.2	74.6	1,908.2	71.5	4,416.6	74.7	3,844.1	71.7

Gross profit(1)	751.5	25.4	761.7	28.5	1,499.2	25.3	1,517.2	28.3
Operating costs and expenses:
Selling and distribution	457.7	15.5	438.0	16.4	930.4	15.7	860.2	16.0
General and administrative	159.4	5.4	153.2	5.7	310.4	5.2	284.0	5.3
Amortization of intangibles	2.8	0.1	2.0	0.1	5.7	0.1	3.9	0.1
Facility closing and reorganization costs	6.5	0.2	11.4	0.4	8.1	0.1	19.7	0.4

Total operating costs and expenses	626.4	21.2	604.6	22.6	1,254.6	21.1	1,167.8	21.8

Total operating income	$125.1	4.2%	$157.1	5.9%	$244.6	4.2%	$349.4	6.5%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended June 30
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,495.7	$2,320.8	$174.9	7.5%
WhiteWave-Alpro	459.0	349.1	109.9	31.5%

Total	$2,954.7	$2,669.9	$284.8	10.7%

The change in net sales was due to the following:

	Quarter Ended June 30, 2010 vs Quarter Ended June 30, 2009
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$35.7	$(77.6)	$216.8	$174.9
WhiteWave-Alpro	81.6	21.1	7.2	109.9

Total	$117.3	$(56.5)	$224.0	$284.8

Net sales increased $284.8 million, or 10.7%, during the second quarter of 2010 as compared to the second quarter of 2009 driven by the pass through of higher commodity costs, particularly conventional raw milk prices, the impact of acquisitions and an increase in sales of our branded products in our WhiteWave-Alpro segment, particularly International Delight, Silk and Horizon Organic. These increases were partially offset by overall volume declines within Fresh Dairy Direct-Morningstar driven by volume declines in our cultured products, juices and drinks and creamers. Our fluid milk volumes were up slightly, driven by acquisitions, on an overall flat fluid milk market.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $295.0 million, or 15.5%, in the second quarter of 2010 from the second quarter of 2009 primarily due to higher raw conventional milk and cream costs and the impact of our Alpro acquisition, partly offset by lower overall volumes and continued tight conversion cost control. We expect that conventional milk and cream costs will continue to trend higher than last year through the balance of 2010.

Operating Costs and Expenses — Our operating expenses increased $21.8 million, or 3.6%, in the second quarter of 2010 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $19.7 million driven primarily by the impact of our recent acquisitions and higher fuel and freight costs partly offset by lower workers’ compensation costs,

•	General and administrative costs increased $6.2 million primarily driven by the impact of our recent acquisitions partly offset by lower consulting fees related to strategic transactions; and

•

Net facility closing and reorganization costs decreased $4.9 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Excluding a $6.7 million charge for financing costs associated with the amendment to our senior secured credit facility on June 30, 2010, interest expense decreased $11.3 million in the second quarter of 2010 as compared to the second quarter of 2009. This decline is primarily due to lower average debt balances and lower interest rates during the second quarter of 2010 compared to the prior year. Additionally, a $5.1 million gain was recognized in the second quarter of 2009 related to a Euro-based forward contract.

Income Taxes — Income tax expense was recorded at an effective rate of 37.8% in the second quarter of 2010 and 37.9% in the second quarter of 2009. Our effective tax rate varies primarily based on the relative earnings of our business units.

Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended June 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,495.7	100.0%	$2,320.8	100.0%
Cost of sales	1,911.6	76.6	1,682.6	72.5

Gross profit	584.1	23.4	638.2	27.5
Operating costs and expenses	437.3	17.5	434.6	18.7

Total segment operating income	$146.8	5.9%	$203.6	8.8%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased 7.5% during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to the pass-through of higher commodity costs, mainly conventional raw milk, and the impact of acquisitions. These increases were partially offset by overall lower volumes in the second quarter of 2010 versus the same period of the prior year driven by volume declines in our cultured products, juices and drinks and creamers, partly offset by solid growth in our ice cream mix product category. Our fluid milk volumes were up slightly, driven by acquisitions.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2010 compared to the second quarter of 2009:

	Quarter Ended June 30*
	2010	2009	% Change
Class I mover(1)	$14.10	$10.47	35%
Class I raw skim milk mover(1)(2)	8.78	6.49	35
Class I butterfat mover(2)(3)	1.61	1.20	34
Class II raw skim milk minimum(1)(4)	9.35	6.52	43
Class II butterfat minimum(3)(4)	1.68	1.25	34

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2009 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 13.6% in the second quarter of 2010 from the second quarter of 2009, due to higher commodity prices, primarily conventional raw milk costs, partly offset by lower overall volumes and continued tight conversion cost control.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit decreased 8.5% in the second quarter of 2010 as compared to the second quarter in 2009 primarily due to continued pricing pressures and overall volume softness. Retailers continue to invest in private label pricing which drives lower volumes in our regional brands as consumers continue to trade down to private label products. These industry dynamics continue to drive private label market share gains over branded products, which impacts our profitability. Changing consumer behavior with increased pricing sensitivity and focus on value is driving material shifts across the retail grocery industry. Retailers continue to accept a lower margin on their milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging domestic economy. We continue to experience an increasing demand to absorb pricing concessions. Margin pressures underscore the importance of our low cost strategy. We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to improve our effectiveness in the pass through of costs to our customers and to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses were relatively flat at $437.3 million during the second quarter of 2010 compared to $434.6 million in the second quarter of 2009 as higher fuel and freight costs were offset by a decline in advertising costs, benefits from efficiencies gained in our distribution network with route reductions and lower fuel usage, as well as lower workers’ compensation costs.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for all periods presented. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$459.0	100.0%	$349.1	100.0%
Cost of sales	291.5	63.5	227.5	65.2

Gross profit	167.5	36.5	121.6	34.8
Operating costs and expenses	128.4	27.9	89.8	25.8

Total segment operating income	$39.1	8.6%	$31.8	9.0%

Net Sales — Net sales of the WhiteWave-Alpro segment increased 31.5% in the second quarter of 2010 driven by the impact of our Alpro acquisition and strong sales growth across all of our key brands. International Delight coffee creamers increased sales approximately 14% while Silk brand sales grew approximately 11%, compared to the second quarter of 2009, driven by successful new-product innovation. Horizon Organic and LAND O LAKES dairy creamers also experienced solid growth in the mid-single digits from the comparative period in 2009.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 28.1% in the second quarter of 2010 from the second quarter of 2009. This increase was primarily driven by the impact of our Alpro acquisition, coupled with strong volume growth across our key brands and a higher-cost product mix, partially offset by benefits from productivity initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit increased 37.7% in the second quarter of 2010 as compared to the second quarter of 2009, driven by the impact of our Alpro acquisition, as well as volume growth and benefits from productivity initiatives. We continue to monitor our position in the organic milk category as we believe milk consumers will continue to be sensitive to premium price categories, including organic products. We continue to take proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses, excluding the impact of Alpro, increased by approximately 11% during the second quarter of 2010 from the second quarter of 2009. This change was primarily due to an increase in distribution costs, driven by volume growth and higher fuel costs, coupled with increased marketing investments.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Six Months Ended June 30
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$4,982.8	$4,664.2	$318.6	6.8%
WhiteWave-Alpro	933.0	697.1	235.9	33.8%

Total	$5,915.8	$5,361.3	$554.5	10.3%

The change in net sales was due to the following:

	Six Months Ended June 30, 2010 vs Six Months Ended June 30, 2009
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$121.5	$(154.9)	$352.0	$318.6
WhiteWave-Alpro	172.7	44.6	18.6	235.9

Total	$294.2	$(110.3)	$370.6	$554.5

Net sales increased $554.5 million during the first six months of 2010 as compared to the first six months of 2009 due to the pass through of higher conventional raw milk costs, the impact of acquisitions and an increase in sales of our branded products, particularly International Delight, Horizon Organic and Silk. These increases were partially offset by overall volume declines in the Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $572.5 million, or 14.9%, in the first six months of 2010 from the first six months of 2009 primarily due to higher commodity prices, particularly conventional raw milk and cream costs and the impact of our Alpro acquisition partly offset by lower overall volumes in our Fresh Dairy Direct-Morningstar segment. We expect that conventional milk and cream costs will continue to trend higher through the balance of 2010.

Operating Costs and Expenses — Our operating expenses increased $86.8 million, or 7.4%, in the first six months of 2010 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $70.2 million driven primarily by the impact of our recent acquisitions. Higher fuel and freight costs and an increase in marketing spend on our nationally branded products were also contributing factors, partly offset by lower workers’ compensation costs,

•	General and administrative costs increased $26.4 million primarily driven by the impact of our recent acquisitions and higher employee related costs; and

•

Net facility closing and reorganization costs decreased $11.6 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Excluding a $6.7 million charge for financing costs associated with the amendment to our senior secured credit facility on June 30, 2010, interest expense decreased $21.5 million in the first six months of 2010 compared to the first six months of 2009, primarily due to lower average debt balances and lower interest rates during the first six months of 2010 compared to the prior year. Additionally, a $5.1 million gain was recognized in the second quarter of 2009 related to a Euro-based forward contract.

Income Taxes — Income tax expense was recorded at an effective rate of 36.8% in the first six months of 2010 compared to 38.8% in the first six months of 2009. Our effective tax rate varies primarily based on the relative earnings of our business units. During the first six months of 2010, our effective tax rate was favorably impacted by our international operations, increased domestic manufacturing deduction and the settlement of taxing authority examinations.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Six Months Ended June 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,982.8	100.0%	$4,664.2	100.0%
Cost of sales	3,826.3	76.8	3,385.9	72.6

Gross profit	1,156.5	23.2	1,278.3	27.4
Operating costs and expenses	882.9	17.7	860.2	18.5

Total segment operating income	$273.6	5.5%	$418.1	8.9%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased 6.8% during the first six months of 2010 versus the first six months of 2009 primarily due to increased pricing in response to higher commodity costs, primarily conventional raw milk, as those costs were partially passed through to customers. Additionally, fluid milk volumes increased approximately 2% driven by acquisitions. These increases were partially offset by overall volume declines, particularly in our cultured and creamer products, juices and drinks and ice cream products.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2010 compared to the first six months of 2009:

	Six Months Ended June 30*
	2010	2009	% Change
Class I mover(1)	$14.42	$11.22	29%
Class I raw skim milk mover(1)(2)	9.34	7.27	29
Class I butterfat mover(2)(3)	1.55	1.20	29
Class II raw skim milk minimum(1)(4)	9.82	6.58	49
Class II butterfat minimum(3)(4)	1.58	1.19	33

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2009 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per hundredweight.

(2)	We process Class I raw skim milk and butterfat into fluid milk products.

(3)	Prices are per pound.

(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 13% in the first six months of 2010 from the first six months of 2009, substantially due to higher commodity prices, particularly conventional raw milk costs partly offset by lower overall volumes.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit decreased 9.5% in the first six months of 2010 as compared to the first six months of 2009 primarily due to continued pricing pressures. Retailers continue to invest in private label pricing which drives lower volumes in our regional brands as consumers continue to trade down to private label products. Industry dynamics continue to drive private label market share gains over branded products, which impacts our profitability. Changing consumer behavior with increased pricing sensitivity and focus on value is driving material shifts across the retail grocery industry. Retailers continue to accept a lower margin on their milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging domestic economy. We continue to experience an increasing demand to absorb pricing concessions. Margin pressures underscore the importance of our low cost strategy. We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to improve our effectiveness in the pass through of costs to our customers and to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased $22.7 million, or 2.6%, during the first six months of 2010 from the first six months of 2009. The increase was primarily due to an increase in fuel and freight costs partly offset by lower workers’ compensation costs.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for all periods presented. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Six Months Ended June 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$933.0	100.0%	$697.1	100.0%
Cost of sales	589.0	63.1	461.5	66.2

Gross profit	344.0	36.9	235.6	33.8
Operating costs and expenses	262.6	28.1	177.1	25.4

Total segment operating income	$81.4	8.8%	$58.5	8.4%

Net Sales — Net sales of the WhiteWave-Alpro segment increased 33.8% during the first six months of 2010 driven by the impact of our Alpro acquisition and strong sales growth in our branded products. Among the key brands at WhiteWave-Alpro, the creamers business, which includes both International Delight and LAND O LAKES creamers, increased sales 12%, compared to the first six months of 2009, due to continued strength behind International Delight innovation. Horizon Organic milk and Silk brand sales also grew, increasing in the high single digits from the comparative period in 2009.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 27.6% in the first six months of 2010 from the first six months of 2009. This increase was primarily driven by the impact of our Alpro acquisition and higher sales volumes, partially offset by benefits from productivity initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit increased 46% in the first six months of 2010 as compared to the first six months of 2009, driven by the impact of our Alpro acquisition, strong volume growth, a favorable brand mix, as well as benefits from productivity initiatives. We continue to monitor our position in the organic milk category as we believe milk consumers will continue to be sensitive to premium price categories, including organic products. We continue to take proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses, excluding the impact of Alpro, increased by 13% during the first six months of 2010 from the first six months of 2009. This change was primarily due to an increase in distribution costs, driven by volume growth and higher fuel costs, coupled with increased marketing investments.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility and our 364-day $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our future cash requirements. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At June 30, 2010, we had $4.2 billion of outstanding debt obligations, cash-on-hand of $61.2 million and an additional $1.36 billion of combined available future borrowing capacity under our amended and restated senior secured revolving credit facility and receivables-backed facility. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. We received net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

At June 30, 2010, $553.3 million was available under the receivables-backed facility, with $805.5 million also available under the senior secured revolving credit facility, subject to the limitations of our credit agreements. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, approximately $717.4 million was then available to finance working capital and other general corporate purposes. At July 30, 2010, approximately $669.6 million, subject to the limitations of our credit agreements and assuming additional borrowings were not utilized to acquire incremental EBITDA, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows includes amounts related to discontinued operations. The discontinued operations had an insignificant impact on the cash flows from operating activities for the first six months of 2010 and 2009. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding cash flows related to discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2010	2009	Change
Net cash flows from:
Operating activities	$243,486	$348,285	$(104,799)
Investing activities	(107,812)	(131,021)	23,209
Financing activities	(116,681)	(201,111)	84,430
Discontinued operations	660	1,012	(352)
Effect of exchange rate changes on cash and cash equivalents	(3,596)	—	(3,596)

Net increase in cash and cash equivalents	$16,057	$17,165	$(1,108)

Operating Activities

Net cash provided by operating activities from continuing operations decreased during the first six months of 2010 compared to 2009 primarily due to the impact of lower net earnings. Fluctuations in our working capital resulted in an overall decrease in cash. The decrease in our cash from working capital was mainly due to a decrease in the source of cash from accounts receivable. In the first six months of 2009, accounts receivable balances declined significantly due to the pass through of declining commodity prices. Unlike in 2009, in the first six months of 2010, accounts receivable balances have been relatively stable. This decrease was partially offset by a reduction in the use of cash for accounts payable due to the timing of payments as well as a decrease in income tax payments driven by lower earnings and the timing of those payments.

Investing Activities

Net cash used in investing activities decreased during the first six months of 2010 primarily due to no cash paid for acquisitions during the first six months of 2010 partly offset by higher payments for capital expenditures. We funded approximately $112.9 million in capital expenditures in the first six months of 2010. During the first six months of 2009, we funded approximately $100.8 million in capital expenditures and we completed an acquisition requiring the use of cash of $35.0 million.

Financing Activities

Net cash used in financing activities decreased during the first six months of 2010 primarily due to a net repayment of debt of approximately $88.7 million in the first six months of the year with cash from operations compared to a net repayment of debt of $654.3 million in the first six months of 2009, partly offset by payment of financing costs of $34.2 million in the first six months of 2010 associated with the amendment to our senior secured credit facility. During the first six months of 2009, debt repayments were funded with cash generated from operations and an equity offering completed in May 2009. In May 2009, we issued and sold 25.4 million shares of our common stock resulting in net proceeds of $444.7 million from the offering. The net proceeds from the offering were used to repay the $122.8 million aggregate principal amount of our subsidiary’s 6.625% senior notes due May 15, 2009, and indebtedness under our receivables-backed facility.

Contractual Obligations

Except for the amendment to our senior secured credit facility as discussed in Note 5 to our unaudited Condensed Consolidated Financial Statements, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2009 Annual Report on Form 10-K.

The table below summarizes our obligations for indebtedness, at June 30, 2010, that were impacted by our amended and restated senior secured credit facility.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Senior secured credit facility	$3,514.1	$51.6	$187.0	$390.4	$348.4	$1,530.6	$1,006.1
Interest payments(1)	577.2	96.1	161.2	112.8	88.2	49.1	69.8

Total	$4,091.3	$147.7	$348.2	$503.2	$436.6	$1,579.7	$1,075.9

(1)	Includes fixed rate interest obligations, expected cash payments on interest rate swaps, as well as interest on our variable rate debt based on the rates and balances in effect at June 30, 2010. Interest that may be due in the future on the variable rate portion of our senior secured credit facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

We expect to contribute approximately $12 million to the pension plans and approximately $2 million to the postretirement health plans in 2010.

Other Commitments and Contingencies

On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest is not paid in cash, but is added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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

See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2010, we intend to invest $250 to $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest expense to be approximately $227 million to $229 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $11.1 million. The portion of our long-term debt due within the next 12 months totals approximately $143.3 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

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

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of last year. We have continued to see an increase in the average conventional milk costs in the first half of 2010. We expect the Class I mover to trend slightly higher through the balance of 2010 and Class II butterfat costs to continue to increase considerably over the back half of the year.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 90% of our organic raw milk from a network of approximately 500 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand. Such gaps can create challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

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

Tax Rate

Income tax expense was recorded at an effective rate of 36.8% in the first six months of 2010 compared to 38.8% in the first six months of 2009. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws, may cause the rate to change from historical rates. We expect our 2010 full year effective tax rate to be 37% to 38%, excluding the impact of the non-controlling interest in our Hero/WhiteWave joint venture.

See “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K and “Part II —Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q herein and for the period ended March 31, 2010 for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of June 30, 2010.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009 and are currently pending before the Court. A motion for summary judgment in the retailer action was granted in part and denied in part on August 4, 2010. We are considering our options in light of the Court’s ruling. A motion for summary judgment in the dairy farmer action was filed on July 27, 2010 and remains pending. Fact discovery and expert discovery are complete in these matters, and expert reports have been submitted. We intend to continue to vigorously defend against these lawsuits.

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

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The complaint, which was amended on January 21, 2010, contains allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. A motion to dismiss the amended complaint was filed on February 9, 2010 and is currently pending before the Court. By stipulation, the ruling on the motion to dismiss the amended complaint will apply equally to the second complaint. These cases are at a very preliminary stage, and we intend to vigorously defend against these actions.

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”)

alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 (the “acquisition”) for an aggregate purchase price of approximately $35 million. The DOJ and the Plaintiff States seek a declaration that the acquisition violates Section 7 of the Clayton Act, divestiture by the Company of all assets and interests it acquired as part of the acquisition, an order permanently enjoining the Company from further ownership and operation of the assets that were part of the acquisition, and to compel the Company to provide certain advance notification of future acquisitions involving school milk or fluid milk processing operations. A motion to partially dismiss the DOJ lawsuit was denied on April 7, 2010. This matter is currently in the fact discovery stage. The Company intends to vigorously defend against this action.

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. The motion to dismiss remains pending.

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater in to the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. This matter is currently in the fact discovery stage.

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

There have been no material changes from the risk factors disclosed in our 2009 Annual Report on Form 10-K other than as described below:

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

Item 6.	Exhibits

10.1	Amended and Restated Executive Severance Pay Plan(1)(2).

10.2	Amended Short-Term Incentive Plan for Alpro(1)(2).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

99	Supplemental Financial Information for Dean Holding Company(2).

101.INS	XBRL Instance Document(3).

101.SCH	XBRL Taxonomy Extension Schema Document(3).

101.CAL	XBRL Taxonomy Calculation Linkbase Document(3).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3).

101.LAB	XBRL Taxonomy Label Linkbase Document(3).

101.PRE	XBRL Taxonomy Presentation Linkbase Document(3).

(1)	This exhibit is a management or compensatory contract.

(2)	Filed herewith.

(3)	Submitted electronically herewith.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statement of Stockholders’ Equity as of June 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ SHAUN P. MARA
Shaun P. Mara
Senior Vice President and Chief Accounting Officer

August 6, 2010