Form 10-Q
period 2010-09-30
DEAN FOODS CO
filed 2010-11-09
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

As of October 29, 2010, the number of shares outstanding of each class of common stock was: 182,182,595

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$102,100	$45,190
Receivables, net	883,741	871,833
Income tax receivable	55,468	19,434
Inventories, net	472,607	436,061
Deferred income taxes	136,687	154,927
Prepaid expenses and other current assets	80,145	90,061
Assets of discontinued operations held for sale	—	30,088

Total current assets	1,730,748	1,647,594
Property, plant and equipment, net	2,083,699	2,102,253
Goodwill	3,266,086	3,272,814
Identifiable intangible and other assets	835,486	821,280

Total	$7,916,019	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,220,410	$1,225,017
Current portion of debt	167,599	248,352
Liabilities of discontinued operations held for sale	—	9,045

Total current liabilities	1,388,009	1,482,414
Long-term debt	3,918,015	3,980,627
Deferred income taxes	706,099	620,093
Other long-term liabilities	381,074	393,575
Commitments and contingencies (Note 11)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 182,177,109 and 180,854,163 shares issued and outstanding, with a par value of $0.01 per share	1,822	1,809
Additional paid-in capital	1,054,443	1,025,502
Retained earnings	603,846	491,611
Accumulated other comprehensive loss	(152,980)	(166,976)

Total Dean Foods Company stockholders’ equity	1,507,131	1,351,946
Non-controlling interest	15,691	15,286

Total stockholders’ equity	1,522,822	1,367,232

Total	$7,916,019	$7,843,941

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$3,054,130	$2,762,709	$8,969,926	$8,124,035
Cost of sales	2,304,501	1,977,176	6,721,080	5,821,325

Gross profit	749,629	785,533	2,248,846	2,302,710
Operating costs and expenses:
Selling and distribution	491,154	472,461	1,421,586	1,332,631
General and administrative	154,895	166,771	465,283	450,746
Amortization of intangibles	2,810	2,480	8,480	6,394
Facility closing and reorganization costs	8,253	6,303	16,313	25,965

Total operating costs and expenses	657,112	648,015	1,911,662	1,815,736

Operating income	92,517	137,518	337,184	486,974
Other (income) expense:
Interest expense	64,304	59,508	177,742	187,762
Other (income) expense, net	383	516	(102)	(4,386)

Total other expense	64,687	60,024	177,640	183,376

Income from continuing operations before income taxes	27,830	77,494	159,544	303,598
Income taxes	10,653	31,368	59,095	119,056

Income from continuing operations	17,177	46,126	100,449	184,542
Income (loss) from discontinued operations, net of tax	(1,577)	978	(2,919)	316
Gain (loss) on sale of discontinued operations, net of tax	6,357	—	8,194	(238)

Net income	21,957	47,104	105,724	184,620
Net loss attributable to non-controlling interest	2,339	2,549	6,511	5,422

Net income attributable to Dean Foods Company	$24,296	$49,653	$112,235	$190,042

Average common shares:
Basic	182,118,506	180,352,408	181,666,251	167,756,880
Diluted	182,322,597	183,066,015	182,839,073	170,693,348
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.11	$0.27	$0.59	$1.13
Income from discontinued operations attributable to Dean Foods Company	0.02	0.01	0.03	—

Net income attributable to Dean Foods Company	$0.13	$0.28	$0.62	$1.13

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.11	$0.27	$0.58	$1.11
Income from discontinued operations attributable to Dean Foods Company	0.02	—	0.03	—

Net income attributable to Dean Foods Company	$0.13	$0.27	$0.61	$1.11

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders					Non-controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock	1,322,946	13	86	—	—	—	99
Share-based compensation expense	—	—	28,855	—	—	—	28,855
Capital contribution from non-controlling interest	—	—	—	—	—	6,916	6,916
Net loss attributable to non-controlling interest	—	—	—	—	—	(6,511)	(6,511)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	112,235	—	—	112,235	$112,235
Change in fair value of derivative instruments, net of tax benefit of $17,254	—	—	—	—	(27,302)	—	(27,302)	(27,302)
Amounts reclassified to income statement related to hedging activities, net of tax of $28,649	—	—	—	—	45,768	—	45,768	45,768
Cumulative translation adjustment	—	—	—	—	(9,290)	—	(9,290)	(9,290)
Pension liability adjustment, net of tax of $3,014	—	—	—	—	4,820	—	4,820	4,820

Comprehensive income attributable to Dean Foods Company								$126,231

Balance, September 30, 2010	182,177,109	$1,822	$1,054,443	$603,846	$(152,980)	$15,691	$1,522,822

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders					Non-controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
`	Shares	Amount
Balance, December 31, 2008	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock	1,034,790	11	5,588	—	—	—	5,599
Share-based compensation expense	—	—	29,484	—	—	—	29,484
Public offering of equity securities	25,405,000	254	444,532	—	—	—	444,786
Fair value of non-controlling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from non-controlling interest	—	—	—	—	—	9,328	9,328
Net loss attributable to non-controlling interest	—	—	—	—	—	(5,422)	(5,422)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	190,042	—	—	190,042	$190,042
Change in fair value of derivative instruments, net of tax benefit of $10,759	—	—	—	—	(17,758)	—	(17,758)	(17,758)
Amounts reclassified to income statement related to hedging activities, net of tax of $30,578	—	—	—	—	50,964	—	50,964	50,964
Cumulative translation adjustment	—	—	—	—	6,462	—	6,462	6,462
Pension liability adjustment, net of tax benefit of $3,955	—	—	—	—	(6,592)	—	(6,592)	(6,592)

Comprehensive income attributable to Dean Foods Company								$223,118

Balance, September 30, 2009	180,476,588	$1,805	$1,012,024	$441,345	$(193,953)	$18,405	$1,279,626

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities:
Net income	$105,724	$184,620
(Income) loss from discontinued operations	2,919	(316)
(Gain) loss on sale of discontinued operations	(8,194)	238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,125	188,588
Share-based compensation expense	29,628	29,484
Loss on disposition of assets	4,905	6,606
Write-downs of impaired assets	6,008	15,913
Deferred income taxes	85,990	18,487
Other	1,368	(5,357)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(13,804)	114,065
Inventories	(37,543)	(24,902)
Prepaid expenses and other assets	5,065	(881)
Accounts payable and accrued expenses	33,969	2,678
Income taxes receivable/payable	(39,867)	(28,286)

Net cash provided by operating activities-continuing operations	379,293	500,937
Net cash provided by operating activities-discontinued operations	8,890	1,760

Net cash provided by operating activities	388,183	502,697
Cash flows from investing activities:
Payments for property, plant and equipment	(180,557)	(170,867)
Payments for acquisitions, net of cash received	—	(491,700)
Proceeds from sale of fixed assets	3,807	5,791

Net cash used in investing activities-continuing operations	(176,750)	(656,776)
Net cash provided by (used in) investing activities-discontinued operations	24,795	(409)

Net cash used in investing activities	(151,955)	(657,185)
Cash flows from financing activities:
Repayment of debt	(104,721)	(266,776)
Proceeds from senior secured revolver	2,875,580	2,536,200
Payments for senior secured revolver	(2,927,780)	(2,271,300)
Proceeds from receivables-backed facility	1,440,000	1,509,728
Payments for receivables-backed facility	(1,440,000)	(1,809,728)
Payment of deferred financing costs	(34,233)	—
Capital contribution from non-controlling interest	6,916	8,788
Tax savings on share-based compensation	275	—
Issuance of common stock, net of share repurchases for withholding taxes	3,298	450,385

Net cash provided by (used in) financing activities-continuing operations	(180,665)	157,297
Effect of exchange rate changes on cash and cash equivalents	1,347	10

Increase in cash and cash equivalents	56,910	2,819
Cash and cash equivalents, beginning of period	45,190	31,657

Cash and cash equivalents, end of period	$102,100	$34,476

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

1. General

Nature of Our Business — We are one of the largest food and beverage companies in the United States, as well as a global leader in branded soy beverages and other soy-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have organized our leadership teams, operating strategies and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro. Beginning in the first quarter of 2010, our Morningstar operations have been aligned with our Fresh Dairy Direct operations.

Our Fresh Dairy Direct-Morningstar segment is the largest processor and distributor of dairy products in the United States. Our product portfolio includes milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels.

Our WhiteWave-Alpro segment is a global leader in branded, value added dairy and soy-based beverages, creamers and food products. Our product portfolio includes organic milk, soy and almond-based beverages, as well as creamers and other food products. These products are distributed under well-recognized national brands such as Horizon Organic®, Silk®, International Delight®, LAND O LAKES®, Alpro® and Provamel®.

Basis of Presentation — Except as noted below, the unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report have been prepared on the same basis as the consolidated financial statements in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on February 25, 2010 (the “2009 Annual Report on Form 10-K”). In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended September 30, 2010 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2009 Annual Report on Form 10-K.

During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provide organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended September 30, 2010, for the three and nine month periods ended September 30, 2009 and as of December 31, 2009. See Note 2. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Our historical segment disclosures have been recast to reflect our change in reportable segments. See Note 12.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Adopted Accounting Pronouncements — Effective January 1, 2010, we adopted the Accounting Standards related to “Improving Disclosures about Fair Value Measurements” for the portion of this standard that is effective for interim and annual reporting periods beginning after December 15, 2009. The amendments in this standard are intended to improve the disclosures around fair value measurements. This standard requires disclosure of significant transfers in or out of Level 1 and Level 2 fair value measurements, as well as the reasons for the transfers. It also clarifies existing disclosures related to the level of disaggregation in the disclosures, as well as the required disclosures about inputs and valuation techniques. The adoption of this portion of the standard has not had a material impact on our unaudited Condensed Consolidated Financial Statements. Additionally, a portion of the standard is effective for interim and annual reporting periods beginning after December 15, 2010. This portion requires disclosure of purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements. This portion of the standard is not anticipated to have a material impact on our unaudited Condensed Consolidated Financial Statements.

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

Impact of New Federal Legislation — The Patient Protection and Affordable Care Act became law on March 23, 2010, and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 became law (together the “Act”). The enactment of this legislation has not had, nor is it expected to have, a material impact on our unaudited Condensed Consolidated Financial Statements.

2. Discontinued Operations and Acquisitions

Discontinued Operations

We completed a cash sale of our Rachel’s business on August 4, 2010, and recognized a gain of $6.4 million, net of tax. The decision to sell Rachel’s is part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended September 30, 2010, for the three and nine month periods ended September 30, 2009 and as of December 31, 2009.

The following is a summary of the operating results of our discontinued operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Operations:
Net sales	$3,962	$10,798	$26,319	$33,696

Loss before income taxes	(1,788)	(379)	(3,566)	(605)
Income tax benefit	211	1,357	768	921

Net income (loss)	$(1,577)	$978	$(2,798)	$316

The following is a summary of Rachel’s assets and liabilities held for sale as of December 31, 2009:

December 31, 2009
(In thousands)
Assets
Current assets	$11,514
Property, plant and equipment, net	6,626
Goodwill, identifiable intangibles and other assets	11,948

Assets of discontinued operations held for sale	$30,088

Liabilities
Accounts payable and accrued expenses	$5,156
Other liabilities	3,889

Liabilities of discontinued operations held for sale	$9,045

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

As of September 30, 2010, the valuation of the assets acquired and liabilities assumed in this acquisition is complete. There have been no changes to the values of assets acquired and liabilities assumed in this acquisition since December 31, 2009. Alpro’s results of operations have been included in our unaudited Condensed Consolidated Statements of Income and the results of operations of our WhiteWave-Alpro segment from the date of acquisition. The pro-forma impact of the acquisition on consolidated net earnings would not have materially changed reported net earnings.

During the three and nine months ended September 30, 2009, we recorded expenses of approximately $11.6 million and $24.4 million, respectively, in connection with our Alpro and Fresh Dairy Direct-Morningstar acquisitions, as well as other transactional activities. During the three and nine months ended September 30, 2010, we recorded expenses of approximately $3.9 million and $8.0 million, respectively, in connection with the Rachel’s sale as well as other transactional activities. Of these amounts, $1.9 million and $3.5 million, for the three and nine months ended September 30, 2010, were recorded in discontinued operations.

3. Inventories, net

Inventories, net of reserves of $5.3 million and $5.9 million at September 30, 2010, and December 31, 2009, respectively, consisted of the following:

	September 30,	December 31,
	2010	2009
	(In thousands)
Raw materials and supplies	$199,117	$202,992
Finished goods	273,490	233,069

Total	$472,607	$436,061

4. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

	Fresh Dairy Direct- Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2009(1)(2)	$2,559,902	$712,912	$3,272,814
Purchase accounting adjustments	(4,697)	—	(4,697)
Foreign currency translation	—	(2,031)	(2,031)

Balance at September 30, 2010	$2,555,205	$710,881	$3,266,086

(1)

Due to changes in our reportable segments as discussed in Note 12, $336.3 million of goodwill was transferred from WhiteWave-Alpro to Fresh Dairy Direct-Morningstar in the first quarter of 2010. Amounts at December 31, 2009 have been recast to reflect this change.

(2)

In the third quarter of 2010, $9.9 million of goodwill within the WhiteWave-Alpro segment related to Rachel’s was sold. Amounts at December 31, 2009 have been moved to assets of discontinued operations held for sale to reflect this change.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)(2)	$595,864	$—	$595,864	$608,339	$—	$608,339
Intangible assets with finite lives:
Customer-related and other	134,334	(42,281)	92,053	135,993	(35,737)	100,256
Trademarks	18,614	(4,033)	14,581	10,146	(1,940)	8,206

Total	$748,812	$(46,314)	$702,498	$754,478	$(37,677)	$716,801

(1)

A trademark with a gross carrying amount of $7.5 million was moved from indefinite lived intangible assets to finite lived intangible assets in the first quarter of 2010. The remaining decrease in the gross carrying amount of intangible assets with indefinite lives is the result of foreign currency translation adjustments.

(2)

In the third quarter of 2010, $2.1 million of indefinite lived intangibles related to Rachel’s were sold. Amounts at December 31, 2009 have been moved to assets of discontinued operations held for sale to reflect this change.

Amortization expense on intangible assets for the three months ended September 30, 2010 and 2009 was $2.8 million and $2.5 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2010 and 2009 was $8.5 million and $6.4 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2010	$11.4 million
2011	$11.1 million
2012	$9.9 million
2013	$9.5 million
2014	$8.7 million

5. Long-Term Debt

	September 30, 2010			December 31, 2009
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$3,448,788	2.98	%*	$3,596,950	1.25	%*
Senior notes	498,718	7.00		498,584	7.00

	3,947,506			4,095,534
Subsidiary debt obligations:
Senior notes	127,122	6.90		126,027	6.90
Receivables-backed facility	—			—
Capital lease obligations and other	10,986			7,418
Alpro revolving credit facility	—			—

	138,108			133,445

	4,085,614			4,228,979
Less current portion	(167,599)			(248,352)

Total long-term portion	$3,918,015			$3,980,627

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.

The scheduled maturities of long-term debt, at September 30, 2010, were as follows (in thousands):

	Total	Term Loan A	Term Loan B	Other*
2010	$28,589	$21,394	$4,418	$2,777
2011	193,343	169,324	17,675	6,344
2012	385,045	297,356	17,675	70,014
2013	348,530	330,728	17,675	127
2014	1,497,169	427,190	676,229	393,750
Thereafter	1,649,098	—	1,006,124	642,974

Subtotal	4,101,774	1,245,992	1,739,796	1,115,986
Less discounts	(16,160)	—	—	(16,160)

Total outstanding debt	$4,085,614	$1,245,992	$1,739,796	$1,099,826

*	Includes our revolving credit facility, Dean Foods Company senior notes, subsidiary senior notes, and capital lease obligations and other debt.

Senior Secured Credit Facility — On June 30, 2010, we amended and restated the credit agreement governing our $1.5 billion 5-year senior secured revolving credit facility, our original $1.5 billion 5-year senior secured term loan A and our original $1.8 billion 7-year senior secured term loan B. The terms of this agreement were modified as follows:

•	Extension of the maturity dates for certain principal amounts as summarized in the key terms table below;

•	Amendment of the maximum permitted Leverage Ratio (as defined in our credit agreement) covenant to permit a maximum leverage ratio of:

For Quarters Ending During the Period	Maximum Leverage Ratio
September 30, 2010 – March 31, 2011	5.50
April 1, 2011 – September 30, 2012	5.00
October 1, 2012 – Final Maturity	4.50

•	Amendment of certain other terms, including, but not limited to, leverage-based limitations on the payment of dividends and other restricted payments, acquisitions and prepayments of senior notes; and

•	Increase in the undrawn costs of the revolving credit facility and the drawn costs of the revolving credit facility, term loan A and term loan B.

The following table summarizes the key terms of the senior secured credit facility as of September 30, 2010:

	Principal(2)	Maturity Date	Applicable Base Rate Margin(3)	Applicable LIBOR Rate Margin(3)	Quarterly Commitment Fee on Undrawn Amounts
Revolving Credit Facility	$225 million	April 2, 2012	0% – 0.75%	0.625% – 1.75%	0.125% – 0.375%
	$1.28 billion	April 2, 2014	1% – 2.25%	2% – 3.25%	0.375% – 0.50%
Term Loan A	$157 million	April 2, 2012	0% – 0.75%	0.625% – 1.75%	—
	$1.09 billion	April 2, 2014	1% – 2.25%	2% – 3.25%	—
Term Loan B	$689 million	April 2, 2014	0.375% – 0.75%	1.375% – 1.75%	—
	$491 million	April 2, 2016	2% – 2.25%	3% – 3.25%	—
	$560 million	April 2, 2017(1)	2.25% – 2.5%	3.25% – 3.5%	—

(1)

Subject to the condition that the Company meets certain leverage, debt, cash or credit rating tests following December 31, 2015, and provided that at least one of these tests is not met, the maturity date will be April 2, 2016.

(2)

Amounts for term loan A and term loan B represent outstanding principal balances as of September 30, 2010. The revolving credit facility principal amount represents the total original borrowings available to us under the facility.

(3)

The senior secured credit facility bears interest, at our election, at the Alternative Base Rate (as defined in our credit agreement) plus a margin depending on our Leverage Ratio or LIBOR plus a margin depending on our Leverage Ratio. Interest is payable quarterly or after the end of the applicable interest period.

The senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. No principal payments are due on the revolving credit facility until April 2, 2012, at which time any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments would become payable. No principal payments are due on the remaining $1.275 billion of extended revolving credit facility commitment until April 2, 2014. The credit agreement requires mandatory principal prepayments upon the occurrence of certain asset dispositions, recovery events, or as a result of exceeding certain leverage limits.

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

We are currently in compliance with all financial covenants.

At September 30, 2010, there were outstanding borrowings of $3.4 billion under our senior secured credit facility, which consisted of $3.0 billion in term loan borrowings and $463 million drawn under the revolver. At September 30, 2010, there were $173.9 million of letters of credit under the revolving line that were issued but undrawn. As of October 29, 2010, $88.2 million was borrowed under our senior secured revolving credit facility.

We incurred financing costs of $34.2 million in connection with the completion of the amended and restated senior secured credit facility of which $6.7 million was expensed in the second quarter of 2010. The capitalized deferred financing costs will be recorded as interest expense over the terms of their applicable instrument under the credit facility.

Dean Foods Company Senior Notes — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016 and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior unsecured notes does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value at September 30, 2010 was $498.7 million.

Subsidiary Senior Notes — The former Dean Foods Company (“Legacy Dean”) had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million face value) remains outstanding with a maturity date of October 15, 2017. The carrying value of these outstanding notes at September 30, 2010 was $127.1 million at 6.90% interest. The related indenture does not contain financial covenants but it does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The subsidiary senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

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

The total value of receivables sold to these entities as of September 30, 2010 was $818.5 million. During the first nine months of 2010, we borrowed and subsequently repaid $1.4 billion under this facility with no remaining drawn balance at September 30, 2010. The receivables-backed facility bears interest at a variable rate based upon commercial paper rates plus an applicable margin. Our ability to borrow under this facility is subject to a monthly borrowing base formula. This facility had $481.3 million of availability as of September 30, 2010, based on this formula.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing current year property and casualty insurance premiums, as well as the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in monthly installments of principal and interest until maturity when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 11.

Alpro Revolving Credit Facility — On July 2, 2009, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December 2009, we reduced the facility to an amount not to exceed €10 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Proceeds under the facility are for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At September 30, 2010, there were no outstanding borrowings under this facility.

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

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$18,109	$7,295	$76,696	$—	$102,100
Receivables, net	—	22,938	860,803	—	883,741
Income tax receivable	55,360	—	108	—	55,468
Inventories, net	—	441,926	30,681	—	472,607
Intercompany receivables	198,203	4,169,686	740,486	(5,108,375)	—
Other current assets	119,116	81,513	16,203	—	216,832

Total current assets	390,788	4,723,358	1,724,977	(5,108,375)	1,730,748
Property, plant and equipment, net	189	1,866,974	216,536	—	2,083,699
Goodwill	—	3,095,954	170,132	—	3,266,086
Identifiable intangible and other assets	72,643	616,925	145,918	—	835,486
Investment in subsidiaries	9,299,825	—	—	(9,299,825)	—

Total	$9,763,445	$10,303,211	$2,257,563	$(14,408,200)	$7,916,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,863	$1,000,980	$78,567	$—	$1,220,410
Intercompany notes	3,538,641	15,638	1,554,096	(5,108,375)	—
Current portion of debt	159,190	8,156	253	—	167,599

Total current liabilities	3,838,694	1,024,774	1,632,916	(5,108,375)	1,388,009
Long-term debt	3,789,803	127,564	648	—	3,918,015
Other long-term liabilities	627,817	354,075	105,281	—	1,087,173
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,507,131	8,796,798	503,027	(9,299,825)	1,507,131
Non-controlling interest	—	—	15,691	—	15,691

Total stockholders’ equity	1,507,131	8,796,798	518,718	(9,299,825)	1,522,822

Total	$9,763,445	$10,303,211	$2,257,563	$(14,408,200)	$7,916,019

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,665	$—	$35,525	$—	45,190
Receivables, net	469	35,001	836,363	—	871,833
Income tax receivable	19,329	—	105	—	19,434
Inventories, net	—	408,431	27,630	—	436,061
Intercompany receivables	2,252,463	5,325,673	723,109	(8,301,245)	—
Assets of discontinued operations held for sale	—	—	30,088	—	30,088
Other current assets	155,267	71,277	18,444	—	244,988

Total current assets	2,437,193	5,840,382	1,671,264	(8,301,245)	1,647,594
Property, plant and equipment, net	500	1,868,458	233,295	—	2,102,253
Goodwill	—	3,100,652	172,162	—	3,272,814
Identifiable intangible and other assets	50,796	616,616	153,868	—	821,280
Investment in subsidiaries	9,009,741	—	—	(9,009,741)	—

Total	$11,498,230	$11,426,108	$2,230,589	$(17,310,986)	$7,843,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$214,717	$930,933	$79,367	$—	$1,225,017
Intercompany notes	5,278,204	1,520,421	1,502,620	(8,301,245)	—
Current portion of debt	243,000	4,843	509	—	248,352
Liabilities of discontinued operations held for sale	—	—	9,045	—	9,045

Total current liabilities	5,735,921	2,456,197	1,591,541	(8,301,245)	1,482,414
Long-term debt	3,852,533	127,573	521	—	3,980,627
Other long-term liabilities	557,830	345,087	110,751	—	1,013,668
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,351,946	8,497,251	512,490	(9,009,741)	1,351,946
Non-controlling interest	—	—	15,286	—	15,286

Total stockholders’ equity	1,351,946	8,497,251	527,776	(9,009,741)	1,367,232

Total	$11,498,230	$11,426,108	$2,230,589	$(17,310,986)	$7,843,941

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,966,595	$87,535	$—	$3,054,130
Cost of sales	—	2,254,171	50,330	—	2,304,501

Gross profit	—	712,424	37,205	—	749,629
Selling and distribution	—	466,306	24,848	—	491,154
General and administrative	3,023	142,984	11,698	—	157,705
Facility closing and reorganization costs	—	8,253	—	—	8,253
Interest expense	61,692	2,351	261	—	64,304
Other (income) expense, net	(2,949)	3,670	(338)	—	383
Income from subsidiaries	(89,596)	—	—	89,596	—

Income from continuing operations before income taxes	27,830	88,860	736	(89,596)	27,830
Income taxes	10,653	34,015	74	(34,089)	10,653

Income from continuing operations	17,177	54,845	662	(55,507)	17,177
Loss from discontinued operations, net of tax	(1,577)	—	(1,577)	1,577	(1,577)
Gain on sale of discontinued operations, net of tax	6,357	—	6,357	(6,357)	6,357

Net income	21,957	54,845	5,442	(60,287)	21,957
Net loss attributable to non-controlling interest	2,339	—	2,339	(2,339)	2,339

Net income attributable to Dean Foods Company	$24,296	$54,845	$7,781	$(62,626)	$24,296

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,676,988	$85,721	$—	$2,762,709
Cost of sales	—	1,925,040	52,136	—	1,977,176

Gross profit	—	751,948	33,585	—	785,533
Selling and distribution	—	446,441	26,020	—	472,461
General and administrative	3,707	154,864	10,680	—	169,251
Facility closing and reorganization costs	—	6,303	—	—	6,303
Interest expense	56,231	2,271	1,006	—	59,508
Other (income) expense, net	(2,760)	4,253	(977)	—	516
Income from subsidiaries	(134,672)	—	—	134,672	—

Income (loss) from continuing operations before income taxes	77,494	137,816	(3,144)	(134,672)	77,494
Income taxes	31,368	55,785	(1,220)	(54,565)	31,368

Income (loss) from continuing operations	46,126	82,031	(1,924)	(80,107)	46,126
Income from discontinued operations, net of tax	978	—	978	(978)	978

Net income (loss)	47,104	82,031	(946)	(81,085)	47,104
Net loss attributable to non-controlling interest	2,549	—	2,549	(2,549)	2,549

Net income attributable to Dean Foods Company	$49,653	$82,031	$1,603	$(83,634)	$49,653

	Unaudited Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$8,699,240	$270,686	$—	$8,969,926
Cost of sales	—	6,563,034	158,046	—	6,721,080

Gross profit	—	2,136,206	112,640	—	2,248,846
Selling and distribution	—	1,349,005	72,581	—	1,421,586
General and administrative	5,242	432,265	36,256	—	473,763
Facility closing and reorganization costs	—	16,313	—	—	16,313
Interest expense	169,669	7,203	870	—	177,742
Other (income) expense, net	(5,208)	6,104	(998)	—	(102)
Income from subsidiaries	(329,247)	—	—	329,247	—

Income from continuing operations before income taxes	159,544	325,316	3,931	(329,247)	159,544
Income taxes	59,095	120,497	396	(120,893)	59,095

Income from continuing operations	100,449	204,819	3,535	(208,354)	100,449
Loss from discontinued operations, net of tax	(2,919)	(121)	(2,798)	2,919	(2,919)
Gain on sale of discontinued operations, net of tax	8,194	—	8,194	(8,194)	8,194

Net income	105,724	204,698	8,931	(213,629)	105,724
Net loss attributable to non-controlling interest	6,511	—	6,511	(6,511)	6,511

Net income attributable to Dean Foods Company	$112,235	$204,698	$15,442	$(220,140)	$112,235

	Unaudited Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$8,033,918	$90,117	$—	$8,124,035
Cost of sales	—	5,763,785	57,540	—	5,821,325

Gross profit	—	2,270,133	32,577	—	2,302,710
Selling and distribution	—	1,300,273	32,358	—	1,332,631
General and administrative	10,982	432,796	13,362	—	457,140
Facility closing and reorganization costs	—	25,965	—	—	25,965
Interest expense	174,756	11,632	1,374	—	187,762
Other (income) expense, net	(15,167)	11,229	(448)	—	(4,386)
Income from subsidiaries	(474,169)	—	—	474,169	—

Income (loss) from continuing operations before income taxes	303,598	488,238	(14,069)	(474,169)	303,598
Income taxes	119,056	191,463	(5,461)	(186,002)	119,056

Income (loss) from continuing operations	184,542	296,775	(8,608)	(288,167)	184,542
Income from discontinued operations, net of tax	316	—	316	(316)	316
Loss on sale of discontinued operations, net of tax	(238)	(238)	—	238	(238)

Net income (loss)	184,620	296,537	(8,292)	(288,245)	184,620
Net loss attributable to non-controlling interest	5,422	—	5,422	(5,422)	5,422

Net income (loss) attributable to Dean Foods Company	$190,042	$296,537	$(2,870)	$(293,667)	$190,042

	Unaudited Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$131,138	$263,165	$(15,010)	$379,293
Net cash provided by operating activities - discontinued operations	—	—	8,890	8,890

Net cash provided by (used in) operating activities	131,138	263,165	(6,120)	388,183
Payments for property, plant and equipment	(401)	(173,633)	(6,523)	(180,557)
Proceeds from sale of fixed assets	—	3,770	37	3,807

Net cash used in investing activities - continuing operations	(401)	(169,863)	(6,486)	(176,750)
Net cash provided by investing activities - discontinued operations	—	—	24,795	24,795

Net cash provided by (used in) investing activities	(401)	(169,863)	18,309	(151,955)
Repayment of debt	(94,475)	(10,113)	(133)	(104,721)
Proceeds from senior secured revolver	2,875,580	—	—	2,875,580
Payments for senior secured revolver	(2,927,780)	—	—	(2,927,780)
Proceeds from receivables-backed facility	—	—	1,440,000	1,440,000
Payments for receivables-backed facility	—	—	(1,440,000)	(1,440,000)
Payment of deferred financing costs	(34,233)	—	—	(34,233)
Capital contribution from non-controlling interest	—	—	6,916	6,916
Tax savings on share-based compensation	275	—	—	275
Issuance of common stock, net of share repurchases for withholding taxes	3,298	—	—	3,298
Net change in intercompany balances	55,042	(75,894)	20,852	—

Net cash provided by (used in) financing activities - continuing operations	(122,293)	(86,007)	27,635	(180,665)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,347	1,347

Increase in cash and cash equivalents	8,444	7,295	41,171	56,910
Cash and cash equivalents, beginning of period	9,665	—	35,525	45,190

Cash and cash equivalents, end of period	$18,109	$7,295	$76,696	$102,100

	Unaudited Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2009
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by operating activities — continuing operations	$173,218	$241,065	$86,654	$500,937
Net cash provided by (used in) operating activities — discontinued operations	—	(238)	1,998	1,760

Net cash provided by operating activities	173,218	240,827	88,652	502,697
Payments for property, plant and equipment	(1,044)	(166,373)	(3,450)	(170,867)
Payments for acquisitions, net of cash received	(431,716)	(59,984)	—	(491,700)
Proceeds from sale of fixed assets	—	5,791	—	5,791

Net cash used in investing activities — continuing operations	(432,760)	(220,566)	(3,450)	(656,776)
Net cash used in investing activities — discontinued operations	—	—	(409)	(409)

Net cash used in investing activities	(432,760)	(220,566)	(3,859)	(657,185)
Repayment of debt	(126,000)	(140,776)	—	(266,776)
Proceeds from senior secured revolver	2,536,200	—	—	2,536,200
Payments for senior secured revolver	(2,271,300)	—	—	(2,271,300)
Proceeds from receivables-backed facility	—	—	1,509,728	1,509,728
Payments for receivables-backed facility	—	—	(1,809,728)	(1,809,728)
Capital contribution from non-controlling interest	—	—	8,788	8,788
Issuance of common stock, net of share repurchases for withholding taxes	450,385	—	—	450,385
Net change in intercompany balances	(339,125)	113,514	225,611	—

Net cash provided by (used in) financing activities — continuing operations	250,160	(27,262)	(65,601)	157,297
Effect of exchange rate changes on cash and cash equivalents	—	1	9	10

Increase (decrease) in cash and cash equivalents	(9,382)	(7,000)	19,201	2,819
Cash and cash equivalents, beginning of period	9,391	20,962	1,304	31,657

Cash and cash equivalents, end of period	$9	$13,962	$20,505	$34,476

6. Derivative Financial Instruments and Fair Value Measurements

Derivatives

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

The following table summarizes our various interest rate agreements as of September 30, 2010:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.07% to 4.27%	December 2010	$450
4.91%(1)	March 2011 – 2012	1,500
2.70% to 2.89%(2)	March 2017	350

(1)

On March 31, 2010, $800 million of notional amounts of the swap agreements expired. The notional amounts of the swap agreements further decrease by $250 million on March 31, 2011, and the remaining balance on March 31, 2012.

(2)	In August 2010, we entered into forward starting interest rate swap agreements that have an effective date of March 30, 2012.

These swaps are recorded as an asset or liability in our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and nine months ended September 30, 2010 and 2009.

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

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. We did not have any material outstanding commodity-related financial instruments at September 30, 2010 and December 31, 2009.

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

We did not have any outstanding foreign currency related financial instruments at September 30, 2010 and December 31, 2009.

As of September 30, 2010 and December 31, 2009, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$67,337	$90,194
Interest rate swap contracts — noncurrent(2)	—	—	35,524	42,262
Commodities contracts — current(1)	343	—	—	—
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	233	—	—	—

Total derivatives	$576	$—	$102,861	$132,456

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

Losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2010 and 2009 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Interest rate swap contracts(1)	$21,232	$29,753	$74,417	$81,542

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Income.

Based on current interest rates, we estimate that $67.3 million of hedging activity will be reclassified from accumulated other comprehensive income into interest expense within the next 12 months.

Fair Value Measurements

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 is as follows (in thousands):

	Fair Value as of September 30, 2010	Level 1	Level 2	Level 3
Asset — Commodities contracts	$576	$—	$576	$—
Liability — Interest rate swap contracts	102,861	—	102,861	—

We hold certain deferred compensation assets that are held at fair value. A summary of these assets measured at fair value on a recurring basis as of September 30, 2010 is as follows (in thousands):

	Fair Value as of September 30, 2010	Level 1	Level 2	Level 3
Money market	$3,441	$—	$3,441	$—
Mutual funds	1,024	—	1,024	—

Because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values. The fair values of our Dean Foods Company senior notes and our subsidiary senior notes were based on quoted market prices. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Dean Foods Company senior notes	$498,718	$490,625	$498,584	$490,000
Subsidiary senior notes	127,122	133,835	126,027	135,255

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

Stock Options — The following table summarizes stock option activity during the first nine months of 2010:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	22,218,381	$20.52
Granted	1,880,491	13.97
Cancelled or forfeited(1)	(972,493)	22.75
Exercised	(765,761)	9.06

Options outstanding at September 30, 2010	22,360,618	20.26	5.30	$695,923

Options exercisable at September 30, 2010	17,494,818	20.65	4.42	$678,288

(1)	Pursuant to the terms of our stock option plans, options that are cancelled or forfeited may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	34%	33%
Expected dividend yield	0%	0%
Expected option term	5 years	4.75 years
Risk-free rate of return	1.46 – 2.59%	2.37%

Restricted Stock Units — The following table summarizes restricted stock unit activity during the first nine months of 2010:

	Employees	Directors	Total
Stock units outstanding at December 31, 2009	2,397,140	65,120	2,462,260
Stock units issued	1,336,313	18,006	1,354,319
Shares issued upon vesting of stock units	(494,916)	(21,743)	(516,659)
Stock units cancelled or forfeited(1)	(395,872)	—	(395,872)

Stock units outstanding at September 30, 2010	2,842,665	61,383	2,904,048

Weighted average grant date fair value	$19.07	$15.97	$19.02

(1)

Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited become available for future grants.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Stock Options	$3,786	$5,593	$12,332	$16,715
Stock Units	5,483	4,520	16,476	12,794

Total	$9,269	$10,113	$28,808	$29,509

Cash Performance Units — In February 2010, we began granting awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of the performance period.

Units
Outstanding at December 31, 2009	—
Granted	12,618,001
Converted/paid	—
Forfeited	(244,000)

Outstanding at September 30, 2010	12,374,001

Vested at September 30, 2010	—

We recognized $0.8 million in compensation expense during the nine months ended September 30, 2010 and recorded a corresponding liability which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The fair value of the awards will be re-measured at each reporting period. Based on the current fair value, as of September 30, 2010, total unrecognized compensation expense related to the CPU awards was $2.3 million.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$17,177	$46,126	$100,449	$184,542
Net loss attributable to non-controlling interest	2,339	2,549	6,511	5,422

Income from continuing operations attributable to Dean Foods Company	$19,516	$48,675	$106,960	$189,964
Denominator:
Average common shares	182,118,506	180,352,408	181,666,251	167,756,880

Basic EPS from continuing operations attributable to Dean Foods Company	$0.11	$0.27	$0.59	$1.13

Diluted EPS computation:
Numerator:
Income from continuing operations	$17,177	$46,126	$100,449	$184,542
Net loss attributable to non-controlling interest	2,339	2,549	6,511	5,422

Income from continuing operations attributable to Dean Foods Company	$19,516	$48,675	$106,960	$189,964
Denominator:
Average common shares — basic	182,118,506	180,352,408	181,666,251	167,756,880
Stock option conversion(1)	137,323	2,513,644	730,842	2,610,214
Stock units(2)	66,768	199,963	441,980	326,254

Average common shares — diluted	182,322,597	183,066,015	182,839,073	170,693,348

Diluted EPS from continuing operations attributable to Dean Foods Company	$0.11	$0.27	$0.58	$1.11

(1)Anti-dilutive common shares excluded	21,682,740	13,144,671	19,749,866	12,726,534

(2)Anti-dilutive stock units excluded	1,466,850	1,046,079	164,971	108,301

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Components of net periodic pension cost:
Service cost	$683	$721	$2,049	$2,163
Interest cost	4,152	4,208	12,456	12,624
Expected return on plan assets	(4,121)	(3,494)	(12,363)	(10,482)
Recognized settlement gain	—	(9)	—	(28)
Amortizations:
Unrecognized transition obligation	28	28	84	84
Prior service cost	179	231	537	694
Unrecognized net loss	2,285	3,023	6,855	9,069

Net periodic benefit cost	$3,206	$4,708	$9,618	$14,124

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$6	$13	$18	$39
Interest cost	242	234	726	702
Amortizations:
Prior service cost	(16)	(84)	(48)	(251)
Unrecognized net loss	131	265	393	795

Net periodic benefit cost	$363	$428	$1,089	$1,285

During the three months ended September 30, 2010, there was a decrease in our anticipated pension plan contributions of approximately $2.1 million. We expect to contribute approximately $9.9 million to the pension plans and approximately $2.1 million to the postretirement health plans in 2010.

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Closure of facilities at Fresh Dairy Direct-Morningstar(1)	$8,216	$6,289	$11,776	$25,904
Workforce reductions within Fresh Dairy Direct-Morningstar(2)	—	—	4,500	—
Other	37	14	37	61

Total	$8,253	$6,303	$16,313	$25,965

(1)

Charges in 2010 and 2009 relate to the previously announced facility closures in Flint, Michigan; Lincoln, Nebraska; Portsmouth, Virginia; Kingsport, Tennessee and Belleville, Pennsylvania. Charges in 2010 also include a facility closure in Florence, South Carolina which was approved and announced in August 2010. We expect to incur additional charges related to these facility closures of approximately $2.2 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)

Charges in 2010 relate to a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment impacting approximately 350 to 400 positions. Implementation began during the second quarter of 2010 and will be carried out over the balance of the year. The reduction in workforce will affect employees across the country. The workforce reduction costs related to this plan are part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the second quarter of 2010.

Activity for the nine months ended September 30, 2010 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2009	Charges	Payments	Accrued Charges at September 30, 2010
	(In thousands)
Cash charges:
Workforce reduction costs	$2,319	$7,027	$(3,967)	$5,379
Shutdown costs	23	2,425	(1,932)	516
Lease obligations after shutdown	—	212	(212)	—
Other	19	346	(360)	5

Subtotal	$2,361	10,010	$(6,471)	$5,900

Noncash charges:
Adjustment to the carrying value of assets		5,741
Loss on sale of assets held for sale		562

Total charges		$16,313

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building, and product innovation. These initiatives will require investments in people, systems, tools, and facilities. As a direct result of these initiatives, over the next several years, we will incur facility closing and reorganization costs including:

•	Severance termination benefits to employees;

•	Write-down of operating assets prior to the end of their respective economic useful lives;

•	Shutdown costs, including those costs necessary to prepare abandoned facilities for closure; and

•	Costs incurred after shutdown, such as lease obligations or termination costs, utilities and property taxes.

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

The total carrying value of closed facilities and other assets held for sale was $7.9 million at September 30, 2010. We are marketing these properties for sale. Accordingly, these assets are classified as held for sale within the prepaid expenses and other current assets line on our unaudited Condensed Consolidated Balance Sheet, and as such, they are no longer being depreciated. During the third quarter, 2010, we reclassified $14 million of assets designated as held for sale to assets held for use. Of this amount, $7 million related to a property that we now intend to use for additional capacity to support the growth in our WhiteWave Foods business. The remaining $7 million relates to a facility that we continue to actively market for sale but, given current market conditions, we no longer believe will be sold in the near term. These transfers did not have a material impact to our results of operations for the three or nine month periods ended September 30, 2010.

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term and bears interest based on the consumer price index. Interest is not paid in cash, but is added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. Payments made under the note, if any, would be expensed as incurred. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured. We believe that we have established adequate reserves to cover these claims. During the nine months ended September 30, 2010, certain accrued liabilities for insurance, primarily related to worker’s compensation claims, were favorably impacted by a number of improving factors including claims history and expected trends.

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of September 30, 2010. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

We have relocated our corporate headquarters to a 15 year leased facility in Dallas, Texas. The new facility is in close proximity to our previous headquarters. The decision to relocate the headquarters was due in part to our growth and the increased centralization of strategic, operational and functional personnel. The lease agreement for the previous headquarters facility terminates at the end of 2010. In connection with the relocation, we have incurred duplicate lease expense, as well as move-related expenses in 2010. These costs were not material to our consolidated results of operations.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009. The motion for class certification in the dairy farmer action was granted on September 7, 2010. A petition seeking leave to appeal that decision was filed with the Sixth Circuit on September 21, 2010 and is currently pending. The motion for class certification in the retailer action is still pending. A motion for summary judgment in the retailer action was granted in part and denied in part on August 4, 2010. Defendants filed a motion for reconsideration on September 10, 1010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the court. A motion for summary judgment in the dairy farmer action was filed on July 27, 2010 and remains pending. Fact discovery and expert discovery are complete in these matters, and expert reports have been submitted. We intend to continue to vigorously defend against these lawsuits.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, on September 1, 2009, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action.

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. Defendants filed multiple motions to dismiss these complaints, and these motions were granted in part and denied in part on August 30, 2010. On October 15, 2010, plaintiffs filed a motion for leave to file a new consolidated amended complaint. The court has not yet ruled on the plaintiffs’ motion. This matter is currently in the fact discovery stage. The company intends to vigorously defend against this action.

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

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. On September 14, 2010, the court granted the motion to dismiss this matter. The plaintiffs subsequently filed an amended complaint, and the Company and the other defendants have filed a motion to dismiss the amended complaint.

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

Other — We are in discussion with numerous states, most but not all of whom have appointed an agent to conduct an examination of our books and records to determine whether we have complied with state unclaimed property laws. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. At this time, it is not possible for us to predict the ultimate outcome of these potential examinations.

12. Segment, Geographic and Customers Information

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

Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of sale for the three and nine month periods ended September 30, 2010, for the three and nine month periods ended September 30, 2009 and as of December 31, 2009.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold through our “direct store delivery” or “DSD” network. Those sales, together with their related costs, are included in WhiteWave-Alpro for segment reporting purposes.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. Net sales are presented in total as it is impracticable to disclose by product group.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,575,786	$2,319,236	$7,558,628	$6,983,421
WhiteWave-Alpro	478,344	443,473	1,411,298	1,140,614

Total	$3,054,130	$2,762,709	$8,969,926	$8,124,035

Intersegment sales:
Fresh Dairy Direct-Morningstar	$42,938	$34,480	$115,165	$106,071
WhiteWave-Alpro	26,828	33,479	78,218	100,269

Total	$69,766	$67,959	$193,383	$206,340

Operating income:
Fresh Dairy Direct-Morningstar	$116,465	$174,935	$390,035	$593,022
WhiteWave-Alpro	37,073	31,951	118,455	90,404

Total reportable segment operating income	153,538	206,886	508,490	683,426
Corporate	(52,768)	(63,065)	(154,993)	(170,487)
Facility closing and reorganization	(8,253)	(6,303)	(16,313)	(25,965)

Total	$92,517	$137,518	$337,184	$486,974

	September 30, 2010	December 31, 2009
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$5,544,133	$5,520,813
WhiteWave-Alpro	1,980,721	1,985,906
Corporate	391,165	307,134
Discontinued Operations	—	30,088

Total	$7,916,019	$7,843,941

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(In thousands)
Net sales to external customers:
Domestic	$2,969,903	$2,679,139	$8,708,852	$8,037,765
Foreign	84,227	83,570	261,074	86,270

	September 30, 2010	December 31, 2009
	(In thousands)
Long-lived assets:
Domestic	$5,687,208	$5,673,268
Foreign	498,063	523,079

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three and nine months ended September 30, 2010 and 2009. Approximately 19% of our consolidated net sales during the three and nine months ended September 30, 2010 and 2009 were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the sections entitled “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K, “Part II — Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q herein, for the periods ended March 31, 2010 and June 30, 2010, and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

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

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 84% of our consolidated net sales in both the three and nine months ended September 30, 2010. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh, Dean’s, Garelick Farms, Mayfield and Oak Farms, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in both the three and nine months ended September 30, 2010. WhiteWave-Alpro consists of two aggregated operations: WhiteWave and Alpro. It also includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded soy, dairy and dairy-related products such as Horizon Organic milk and other products, Silk soymilk and cultured soy products, The Organic Cow organic dairy products, International Delight coffee creamers and LAND O LAKES creamers. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. We license the LAND O LAKES name from a third party. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to capitalize on the chilled fruit-based beverage opportunity with the introduction of Fruit2Day. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and through independent brokers.

See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information about our change in reportable segments.

Recent Developments

Discontinued Operations — During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provide organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. The decision to sell these operations is part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the operations up to the date of the sale for the three and nine month periods ended September 30, 2010, for the three and nine month periods ended September 30, 2009 and as of December 31, 2009. We recorded a gain of $6.4 million related to the sale of our Rachel’s operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

Amendment and Extension of Senior Secured Credit Facility — On June 30, 2010, we entered into an amendment and restatement agreement that amended and restated our credit agreement governing our $1.5 billion 5-year senior secured revolving credit facility, our original $1.5 billion 5-year senior secured term loan A and our original $1.8 billion 7-year senior secured term loan B. The terms of the agreement were modified to extend the maturity date for a portion of the principal amount of the revolving credit facility and term loan A by two years, a portion of term loan B by two years and a portion of term loan B by three years (subject to the condition that the Company meet certain leverage, debt, cash or credit rating tests); amend the maximum permitted leverage ratio; as well as, amend certain other terms. See “— Liquidity and Capital Resources — Contractual Obligations” below regarding our outstanding indebtedness and Note 5 to our unaudited Condensed Consolidated Financial Statements for a more complete description of the credit facility amendment.

Competitive Pressures and Consumer Environment — Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which reduced our profitability on sales to several customers. Currently, we are seeing widespread contract renegotiations. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by both retailers and dairy processors. Also, these industry dynamics continue to drive private label market share gains over branded products which is impacting the growth and profitability of our regionally branded products. We expect these trends to continue. These margin pressures underscore the importance of our low cost strategy.

We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to improve our effectiveness in the pass-through of costs to our customers and to drive productivity and efficiency within our operations. Through peer comparisons, we have also identified areas for cost reduction as well as capability enhancement opportunities.

In addition to these ongoing pressures, additional challenges have become more pronounced as the year has progressed. The continued recessionary environment has resulted in a significant segment of consumers who are cutting back on purchases of even the most essential items, which has had a pronounced impact on the fluid milk category. We expect this trend to continue in the near term.

Conventional Milk Environment — Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of last year. We have continued to see an increase in the average conventional milk costs in the first nine months of 2010. We expect the Class I mover to trend slightly higher through the balance of 2010. Class II butterfat costs have increased significantly in the third quarter of 2010; however, we believe these costs will level off over the remainder of the year.

Management Changes — On October 8, 2010, we announced that Harrald F. Kroeker will no longer serve as President of our Fresh Dairy Direct division, effective October 6, 2010. We also announced that Christopher Sliva was promoted to Chief Commercial Officer effective October 6, 2010. In this new role, Mr. Sliva will have responsibility for directing the commercial strategy of both the Fresh Dairy Direct and Morningstar divisions’ sales and lines of business. These management changes are consistent with the recent realignment of our segments to focus on cost and service leadership within the Fresh Dairy Direct-Morningstar segment.

On November 9, 2010, we announced that Jack Callahan will be resigning his role as Executive Vice President and Chief Financial Officer to accept a similar position as Chief Financial Officer of another publicly traded company. Mr. Callahan will remain with the Company through November 30, 2010 to ensure a seamless transition. We also announced that Shaun Mara will succeed Mr. Callahan as the Company’s Chief Financial Officer effective December 1, 2010. Mr. Mara, who currently serves as the Company’s Senior Vice President and Chief Accounting Officer, has been with the Company since June of 2010. Prior to joining the Company, Mr. Mara served as Senior Vice President of Finance for the Wm. Wrigley Jr. Company, a subsidiary of Mars, Incorporated, where he maintained responsibility for corporate reporting, global finance, and post-merger integration functions.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2010		2009		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,054.1	100.0%	$2,762.7	100.0%	$8,969.9	100.0%	$8,124.0	100.0%
Cost of sales	2,304.5	75.5	1,977.2	71.6	6,721.1	74.9	5,821.3	71.7

Gross profit(1)	749.6	24.5	785.5	28.4	2,248.8	25.1	2,302.7	28.3
Operating costs and expenses:
Selling and distribution	491.1	16.1	472.4	17.1	1,421.6	15.8	1,332.6	16.4
General and administrative	154.9	5.1	166.8	6.0	465.2	5.2	450.7	5.5
Amortization of intangibles	2.8	0.1	2.5	0.1	8.5	0.1	6.4	0.1
Facility closing, reorganization	8.3	0.3	6.3	0.2	16.3	0.2	26.0	0.3

Total operating costs and expenses	657.1	21.6	648.0	23.4	1,911.6	21.3	1,815.7	22.3

Total operating income	$92.5	2.9%	$137.5	5.0%	$337.2	3.8%	$487.0	6.0%

(1)	As disclosed in Note 1 to our condensed consolidated financial statements in our 2009 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended September 30
	2010	2009	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,575.8	$2,319.2	$256.6	11.1%
WhiteWave-Alpro	478.3	443.5	34.8	7.8

Total	$3,054.1	$2,762.7	$291.4	10.5%

The change in net sales was due to the following:

	Quarter Ended September 30, 2010 vs. Quarter Ended September 30, 2009
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$36.3	$(85.9)	$306.2	$256.6
WhiteWave-Alpro	—	29.5	5.3	34.8

Total	$36.3	$(56.4)	$311.5	$291.4

Net sales increased $291.4 million, or 10.5%, during the third quarter of 2010 as compared to the third quarter of 2009. This increase was driven by the pass-through of higher commodity costs, particularly conventional raw milk and Class II butterfat prices, growth in our ice cream mix product category, the impact of acquisitions and an increase in sales of our branded products in our WhiteWave-Alpro segment, particularly International Delight, Silk and Horizon Organic. These increases were partially offset by overall lower Fresh Dairy Direct-Morningstar volumes in the third quarter of 2010 versus the same period of the prior year, primarily driven by volume declines in our cultured products, juices and drinks, ice cream and creamers.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $327.3 million, or 16.6%, in the third quarter of 2010 from the third quarter of 2009 primarily due to higher raw conventional milk and cream costs, partially offset by lower overall Fresh Dairy Direct-Morningstar volumes and continued tight conversion cost control. We expect that conventional milk and cream costs will continue to trend higher than last year through the balance of 2010.

Operating Costs and Expenses — Our operating expenses increased $9.1 million, or 1.4%, in the third quarter of 2010 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $18.7 million driven primarily by the impact of acquisitions and higher fuel and freight costs, partially offset by lower fuel usage;

•	General and administrative costs decreased $11.9 million primarily driven by lower consulting fees related to strategic transactions and lower employee costs; and

•

Net facility closing and reorganization costs decreased $2.0 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Interest expense increased $4.8 million in the third quarter of 2010 as compared to the third quarter of 2009. This increase is primarily due to higher interest rates during the third quarter of 2010.

Income Taxes — Income tax expense was recorded at an effective rate of 38.3% in the third quarter of 2010 compared to 40.5% in the third quarter of 2009. Our effective tax rate varies primarily based on the relative earnings of our business units. During the third quarter of 2010, our effective tax rate was favorably impacted by our international operations and the settlement of taxing authority examinations.

Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009 — Results by Segment

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended September 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,575.8	100.0%	$2,319.2	100.0%
Cost of sales	1,995.8	77.5	1,695.2	73.1

Gross profit	580.0	22.5	624.0	26.9
Operating costs and expenses	463.5	18.0	449.1	19.4

Total segment operating income	$116.5	4.5%	$174.9	7.5%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased 11.1% during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to the pass-through of higher commodity costs, mainly conventional raw milk and Class II butterfat and solid growth in our ice cream mix product category. These increases were partially offset by overall lower volumes in the third quarter of 2010 versus the same period of the prior year driven by volume declines in cultured products, juices and drinks and creamers. Our fluid milk volumes were essentially flat, including the impact of acquisitions.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases particularly related to cultured products and ice cream made with Class II butterfat. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2010 compared to the third quarter of 2009:

	Quarter Ended September 30*
	2010	2009	% Change
Class I mover(1)	$15.64	$10.41	50%
Class I raw skim milk mover(1)(2)	9.47	6.26	51
Class I butterfat mover(2)(3)	1.86	1.25	49
Class II raw skim milk minimum(1)(4)	10.17	6.79	50
Class II butterfat minimum(3)(4)	2.12	1.25	70

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 17.7% in the third quarter of 2010 from the third quarter of 2009, due to higher commodity prices, primarily conventional raw milk costs and Class II butterfat, partially offset by lower overall volumes and continued tight conversion cost control.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit decreased 7.1% in the third quarter of 2010 as compared to the third quarter of 2009 primarily due to continued pricing pressures and overall volume softness. Retailers continue to invest in private label pricing which drives lower volumes in our regional brands as consumers continue to trade down to private label products. These industry dynamics continue to drive private label market share gains over branded products, which impacts our profitability. Changing consumer behavior with increased pricing sensitivity and focus on value has driven material shifts across the retail grocery industry. Retailers continue to accept a lower margin on their milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging domestic economy. We continue to experience an increasing demand to absorb pricing concessions. Additionally in the quarter, significant increases in the Class II butterfat prices affected gross profit because of the less efficient pass-through of changes in this input cost. Margin pressures continue to underscore the importance of our low cost strategy. We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses were relatively flat at $463.5 million during the third quarter of 2010 compared to $449.1 million in the third quarter of 2009 as higher fuel and freight costs and increased bad debt expense were offset by a decline in advertising costs, benefits from efficiencies gained in our distribution network with route reductions and lower fuel usage.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for all periods presented. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended September 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$478.3	100.0%	$443.5	100.0%
Cost of sales	308.1	64.4	285.3	64.3

Gross profit	170.2	35.6	158.2	35.7
Operating costs and expenses	133.1	27.8	126.3	28.5

Total segment operating income	$37.1	7.8%	$31.9	7.2%

Net Sales — Net sales of the WhiteWave-Alpro segment increased 7.8% in the third quarter of 2010 driven by the strong sales growth across all of our key brands driven by marketing, new product innovation and a return of the value-added products consumer. Horizon Organic increased sales approximately 15% while International Delight coffee creamers increased sales approximately 11%, compared to the third quarter of 2009. Silk and LAND O LAKES dairy creamers also experienced solid growth in the mid-single digits from the comparative period in 2009.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 8.0% in the third quarter of 2010 from the third quarter of 2009. This increase was primarily driven by the strong volume growth across our key brands which put capacity constraints on our production facilities and drove the increased use of outsourcing manufacturers. These increased costs were partially offset by benefits from productivity initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit increased 7.6% in the third quarter of 2010 as compared to the third quarter of 2009, driven by volume growth and benefits from productivity initiatives. We continue to monitor our position in the organic milk category as we believe milk consumers will continue to be sensitive to premium price categories, including organic products. We continue to take proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by approximately 5.4% during the third quarter of 2010 from the third quarter of 2009. This change was primarily due to an increase in distribution costs, driven by volume growth, the increased use of outsourcing manufacturers, and higher fuel costs coupled with increased marketing investments.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Nine Months Ended September 30
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$7,558.6	$6,983.4	$575.2	8.2%
WhiteWave-Alpro	1,411.3	1,140.6	270.7	23.7

Total	$8,969.9	$8,124.0	$845.9	10.4%

The change in net sales was due to the following:

	Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009
	Acquisitions	Volume	Pricing And Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$157.7	$(240.9)	$658.4	$575.2
WhiteWave-Alpro	172.7	74.0	24.0	270.7

Total	$330.4	$(166.9)	$682.4	$845.9

Net sales increased $845.9 million during the first nine months of 2010 as compared to the first nine months of 2009 due to the pass-through of higher conventional raw milk costs, the impact of acquisitions and an increase in sales of our branded products, particularly International Delight, Horizon Organic and Silk. These increases were partially offset by overall volume declines in the Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $899.8 million, or 15.5%, in the first nine months of 2010 from the first nine months of 2009 primarily due to higher commodity prices, particularly conventional raw milk and Class II butterfat costs and the impact of our Alpro acquisition partially offset by lower overall volumes in our Fresh Dairy Direct-Morningstar segment and continued tight conversion cost control. We expect the Class I mover to trend slightly higher through the balance of 2010. Class II butterfat costs have increased significantly in the first nine months of 2010; however, we believe these costs will level off over the remainder of the year.

Operating Costs and Expenses — Our operating expenses increased $95.9 million, or 5.3%, in the first nine months of 2010 as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $89.0 million driven primarily by the impact of our recent acquisitions. Higher fuel and freight costs and an increase in marketing spend on our nationally branded products were also contributing factors, partially offset by lower workers’ compensation costs,

•

General and administrative costs increased $14.5 million primarily driven by the impact of our acquisitions partially offset by lower consulting fees related to strategic transactions and lower employee related costs; and

•

Net facility closing and reorganization costs decreased $9.7 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information on our facility closing and reorganization activities.

Other (Income) Expense — Excluding a $6.7 million charge for financing costs associated with the amendment to our senior secured credit facility on June 30, 2010, interest expense decreased $16.7 million in the first nine months of 2010 compared to the first nine months of 2009, primarily due to lower average debt balances and lower interest rates during the first six months of 2010 compared to the prior year. Additionally, a $4.2 million gain was recognized in the first nine months of 2009 related to a Euro-based forward contract. This year to date decrease was partially offset by an increase in interest expense during the quarter ended September 30, 2010, due to higher interest rates over the same prior year period.

Income Taxes — Income tax expense was recorded at an effective rate of 37.0% in the first nine months of 2010 compared to 39.2% in the first nine months of 2009. Our effective tax rate varies primarily based on the relative earnings of our business units. During the first nine months of 2010, our effective tax rate was favorably impacted by our international operations and the settlement of taxing authority examinations.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009 — Results by Segment

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Nine Months Ended September 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$7,558.6	100.0%	$6,983.4	100.0%
Cost of sales	5,822.1	77.0	5,081.0	72.8

Gross profit	1,736.5	23.0	1,902.4	27.2
Operating costs and expenses	1,346.5	17.8	1,309.4	18.7

Total segment operating income	$390.0	5.2%	$593.0	8.5%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased 8.2% during the first nine months of 2010 versus the first nine months of 2009 primarily due to the pass-through of higher commodity costs, primarily conventional raw milk and Class II butterfat, and acquisitions. These increases were partially offset by overall volume declines, particularly in our cultured and creamer products, juices and drinks and ice cream products.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2010 compared to the first nine months of 2009:

	Nine Months Ended September 30*
	2010	2009	% Change
Class I mover(1)	$14.83	$10.95	35%
Class I raw skim milk mover(1)(2)	9.38	6.93	35
Class I butterfat mover(2)(3)	1.65	1.22	35
Class II raw skim milk minimum(1)(4)	9.94	6.65	49
Class II butterfat minimum(3)(4)	1.76	1.21	45

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 14.6% in the first nine months of 2010 from the first nine months of 2009, substantially due to higher commodity prices, particularly conventional raw milk and Class II butterfat costs, partially offset by lower overall volumes.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit decreased 8.7% in the first nine months of 2010 as compared to the first nine months of 2009 primarily due to continued pricing pressures and volume softness. Retailers continue to invest in private label pricing which drives lower volumes in our regional brands as consumers continue to trade down to private label products. Industry dynamics continue to drive private label market share gains over branded products, which impacts our profitability. Changing consumer behavior with increased pricing sensitivity and focus on value has driven material shifts across the retail grocery industry. Retailers continue to accept a lower margin on their milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging domestic economy. We continue to experience an increasing demand to absorb pricing concessions. Margin pressures underscore the importance of our low cost strategy. We continue to focus on and have accelerated our cost control and supply chain efficiency initiatives to improve our effectiveness in the pass-through of costs to our customers and to drive productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased $37.1 million, or 2.8%, during the first nine months of 2010 from the first nine months of 2009. The increase was primarily due to an increase in fuel and freight costs partially offset by lower workers’ compensation costs.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for all periods presented. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Nine Months Ended September 30
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,411.3	100.0%	$1,140.6	100.0%
Cost of sales	897.1	63.6	746.8	65.5

Gross profit	514.2	36.4	393.8	34.5
Operating costs and expenses	395.7	28.0	303.4	26.6

Total segment operating income	$118.5	8.4%	$90.4	7.9%

Net Sales — Net sales of the WhiteWave-Alpro segment increased 23.7% during the first nine months of 2010 driven by the impact of our Alpro acquisition and strong sales growth in our branded products. Among the key brands at WhiteWave-Alpro, the creamers business, which includes both International Delight and LAND O LAKES creamers, increased sales 11%, compared to the first nine months of 2009, due to continued strength behind International Delight innovation. Horizon Organic milk and Silk brand sales also grew, increasing in the high single digits from the comparative period in 2009.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 20.1% in the first nine months of 2010 from the first nine months of 2009. This increase was primarily driven by the impact of our Alpro acquisition and higher sales volumes, partially offset by benefits from productivity initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit increased 30.6% in the first nine months of 2010 as compared to the first nine months of 2009, driven by the impact of our Alpro acquisition, strong volume growth, a favorable brand mix, as well as benefits from productivity initiatives. We continue to monitor our position in the organic milk category as we believe milk consumers will continue to be sensitive to premium price categories, including organic products. We continue to take proactive steps to manage our supply in the short-term and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses, excluding the impact of Alpro, increased by 9.9% during the first nine months of 2010 from the first nine months of 2009. This change was primarily due to an increase in distribution costs, driven by volume growth and higher fuel costs, coupled with increased marketing investments.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility and our 364-day $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our current cash requirements. We continue to evaluate our anticipated cash requirements, our current and future debt structure and potential financing options, and we are actively evaluating options to align our balance sheet with the strategic and investment needs of the business and to maintain adequate flexibility under our covenants. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At September 30, 2010, we had $4.1 billion of outstanding debt obligations, cash-on-hand of $102.1 million and an additional $1.34 billion of combined available future borrowing capacity under our amended and restated senior secured revolving credit facility and receivables-backed facility. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, which may be issued from time to time under an effective registration statement, through the issuance of securities in a transaction exempt from registration under the Securities Act of 1933 or a combination of one or more of the foregoing. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances, our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. Our Leverage Ratio at September 30, 2010 was 4.90 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted Leverage Ratio as of September 30, 2010 is 5.50 and declines to 5.00 on June 30, 2011 and further declines to 4.50 on December 31, 2012 and remains at that level until maturity. As described in more detail in the Amended and Restated Credit Agreement, the Leverage Ratio is calculated as the ratio of consolidated funded indebtedness, less unrestricted cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of the outstanding indebtedness of the Company and certain of its subsidiaries. Consolidated EBITDA is comprised of net income plus interest expense, taxes, depreciation, amortization expense and other non-cash expenses, and add-backs resulting from acquisition related non-recurring charges of the Company and certain of its subsidiaries. In addition, the Leverage Ratio may include adjustments related to other charges reasonably acceptable to the administrative agent and is calculated on a pro-forma basis to give effect to any acquisitions, divestures or relevant changes in the composition of the Company or certain of its subsidiaries.

At September 30, 2010, $481.3 million was available under the receivables-backed facility, with $863.1 million also available under the senior secured revolving credit facility, subject to the limitations and availability periods of our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements, and other adjustments as described in the Amended and Restated Receivables Repurchase Agreement. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, approximately $485.0 million was then available to finance working capital and other general corporate purposes. At October 29, 2010, approximately $384.8 million, subject to the limitations of our credit agreements and assuming additional borrowings were not utilized to acquire incremental EBITDA, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows includes amounts related to discontinued operations. The discontinued operations had an insignificant impact on the cash flows from operating activities for the first nine months of 2010 and 2009. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding cash flows related to discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2010	2009	Change
Net cash flows from:
Operating activities	$379,293	$500,937	$(121,644)
Investing activities	(176,750)	(656,776)	480,026
Financing activities	(180,665)	157,297	(337,962)
Discontinued operations	33,685	1,351	32,334
Effect of exchange rate changes on cash and cash equivalents	1,347	10	1,337

Net increase in cash and cash equivalents	$56,910	$2,819	$54,091

Operating Activities

Net cash provided by operating activities from continuing operations decreased during the first nine months of 2010 compared to 2009 primarily due to the impact of lower net earnings. In addition, fluctuations in our working capital resulted in an overall decrease in cash driven by a decrease in the source of cash from accounts receivable which was partially offset by a reduction in the use of cash for accounts payable. During the first nine months of 2009, accounts receivable balances declined significantly due to the pass-through of declining commodity prices. During 2010, accounts receivable balances have remained relatively stable. Additionally, income tax payments were approximately $117 million lower in the first nine months of 2010 compared to 2009 due to accelerated tax deductions and lower earnings.

Investing Activities

Net cash used in investing activities decreased during the first nine months of 2010 as compared to 2009 due to a decrease in cash paid for acquisitions which was partially offset by higher payments for capital expenditures. During 2010, no cash was used for acquisitions compared to approximately $492 million used during 2009 primarily for the acquisition of Alpro, as well as other acquisitions. During the first nine months of 2010, we funded approximately $181 million in capital expenditures compared to $171 million during the first nine months of 2009.

Financing Activities

Net cash used in financing activities decreased during the first nine months of 2010 as compared to 2009. The change was primarily due to the issuance of 25.4 million shares of our common stock during 2009 resulting in net proceeds of $444.7 million. This change was partially offset by lower net repayments of debt during the first nine months of 2010 of $157 million compared to $302 million during the first nine months of 2009.

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

The table below summarizes our obligations for indebtedness, at September 30, 2010, that were impacted by our amended and restated senior secured credit facility.

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(In millions)
Senior secured credit facility	$3,448.8	$25.8	$187.0	$384.5	$348.4	$1,497.0	$1,006.1
Interest payments(1)	552.3	47.6	158.5	114.3	91.5	54.6	85.8

Total	$4,001.1	$73.4	$345.5	$498.8	$439.9	$1,551.6	$1,091.9

(1)

Includes fixed rate interest obligations, expected cash payments on interest rate swaps, as well as interest on our variable rate debt based on the rates and balances in effect at September 30, 2010. Interest that may be due in the future on the variable rate portion of our senior secured credit facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

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

During the three months ended September 30, 2010, there was a decrease in our anticipated pension plan contributions of approximately $2.1 million. We expect to contribute approximately $9.9 million to the pension plans and approximately $2.1 million to the postretirement health plans in 2010.

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

See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2010, we intend to invest approximately $300 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We are experiencing production capacity constraints in our WhiteWave-Alpro business, which we expect to address through capital spending in 2011. We expect cash interest expense to be approximately $225 million to $227 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $11 million as well as $6.7 million of financing costs expensed in the second quarter related to our amended and restated senior secured credit facility. The portion of our long-term debt due within the next 12 months totals approximately $168 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

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

Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of last year. We have continued to see an increase in the average conventional milk costs in the first nine months of 2010. We expect the Class I mover to trend slightly higher through the balance of 2010. Class II butterfat costs have increased significantly in the third quarter of 2010, however, we believe that these costs will level off over the remainder of the year.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 90% of our organic raw milk from a network of more than 550 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to three years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand. Such gaps can create challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased. We continue to monitor our position in the organic milk category including taking proactive steps to manage our supply and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

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

Another significant raw material we use is resin, which is a petroleum-based product used to make plastic bottles. Fresh Dairy Direct-Morningstar purchases approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We believe the prices of both resin and diesel fuel will trend higher through the balance of the year.

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

Over the past few years, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which reduced our profitability on sales to several customers. Currently, we are seeing widespread contract renegotiations. In bidding situations, we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer.

In addition to these ongoing pressures, additional challenges have become more pronounced as the year has progressed. The continued recessionary environment has resulted in a significant segment of consumers who are cutting back on purchases of even the most essential items, which has had a pronounced impact on the fluid milk category. We expect this trend to continue in the near term.

Tax Rate

Income tax expense was recorded at an effective rate of 37.0% in the first nine months of 2010 compared to 39.2% in the first nine months of 2009. Changes in the relative profitability of our operating segments, as well as changes to federal, state and foreign tax laws, may cause the rate to change from historical rates. We expect our 2010 full year effective tax rate to be 37% to 38%, excluding the impact of the non-controlling interest in our Hero/WhiteWave joint venture.

See “Part I — Item 1A — Risk Factors” in our 2009 Annual Report on Form 10-K and “Part II —Item 1A — Risk Factors” in our Quarterly Report on Form 10-Q herein and for the periods ended March 31, 2010 and June 30, 2010 for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of September 30, 2010.

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

On January 7, 2008, a United States Judicial Panel on Multidistrict Litigation transferred all of the pending cases to the Eastern District of Tennessee, Greeneville Division. On April 1, 2008, the Eastern District Court ordered the consolidation of the six dairy farmer actions, and ordered the retailer action to be administratively consolidated with the coordinated dairy farmer actions. A motion to dismiss the dairy farmer actions was denied on May 20, 2008, and an amended consolidated complaint was filed by the dairy farmer plaintiffs on June 20, 2008. A motion to dismiss the retailer action was denied on July 27, 2009. Motions for class certification were filed in both actions on May 1, 2009. The motion for class certification in the dairy farmer action was granted on September 7, 2010. A petition seeking leave to appeal that decision was filed with the Sixth Circuit on September 21, 2010 and is currently pending. The motion for class certification in the retailer action is still pending. A motion for summary judgment in the retailer action was granted in part and denied in part on August 4, 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the court. A motion for summary judgment in the dairy farmer action was filed on July 27, 2010 and remains pending. Fact discovery and expert discovery are complete in these matters, and expert reports have been submitted. We intend to continue to vigorously defend against these lawsuits.

On June 29, 2009, another purported class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (“indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in this complaint substantially overlap with the allegations in the retailer action, on September 1, 2009, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action.

On October 8, 2009, we were named, among several defendants, in a purported class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint, was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (noted above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. Defendants filed multiple motions to dismiss these complaints, and these motions were granted in part and denied in part on August 30, 2010. On October 15, 2010, plaintiffs filed a motion for leave to file a new consolidated amended complaint. The court has not yet ruled on the plaintiffs’ motion. This matter is currently in the fact discovery stage. The Company intends to vigorously defend against this action.

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

On April 28, 2009, a stockholder derivative complaint was filed purportedly on behalf of Dean Foods Company (the “Company”) in the United States District Court for the Eastern District of Tennessee, Greeneville division. The complaint names the Company’s then current directors, as well an officer of the Company, and a former director among the defendants. The complaint alleges that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint also names others in the milk industry as defendants for allegedly aiding and abetting the officers’ and directors’ breach of their fiduciary duties and names the Company as a nominal defendant. The plaintiffs are seeking, on behalf of the Company, an undisclosed amount of damages and equitable relief. On August 7, 2009, the Company and other defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Northern District of Texas. The defendants’ motion to transfer the case was granted on March 31, 2010. On September 14, 2010, the Court granted the motion to dismiss this matter. The plaintiffs subsequently filed an amended complaint, and the Company and the other defendants have filed a motion to dismiss the amended complaint.

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

Item 6.	Exhibits

10.1*	Promotion letter between Dean Foods Company and Chris Sliva dated October 6, 2010 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS	XBRL Instance Document(1).

101.SCH	XBRL Taxonomy Extension Schema Document(1).

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1).

101.LAB	XBRL Taxonomy Label Linkbase Document(1).

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.

*	This exhibit is a management or compensatory agreement.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and September 30, 2009, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Stockholders’ Equity as of September 30, 2010 and September 30, 2009, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

November 9, 2010