Form 10-Q
period 2011-03-31
DEAN FOODS CO
filed 2011-05-10
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from             to

Commission File Number 001-12755

Dean Foods Company

(Exact name of the registrant as specified in its charter)

Delaware	75-2559681
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2711 North Haskell Avenue, Suite 3400

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

As of April 29, 2011, the number of shares outstanding of each class of common stock was: 183,189,168

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$108,609	$92,007
Receivables, net	935,938	891,019
Income tax receivable	45,708	71,337
Inventories, net	466,320	425,576
Deferred income taxes	101,780	141,653
Prepaid expenses and other current assets	90,228	77,510
Assets held for sale	69,962	117,114

Total current assets	1,818,545	1,816,216
Property, plant and equipment, net	2,071,703	2,113,391
Goodwill	3,185,689	3,179,192
Identifiable intangible and other assets, net	841,262	847,868

Total	$7,917,199	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,273,420	$1,262,876
Current portion of debt	117,486	174,250
Liabilities of disposal groups held for sale	3,108	3,839

Total current liabilities	1,394,014	1,440,965
Long-term debt	3,871,444	3,893,275
Deferred income taxes	724,219	756,714
Other long-term liabilities	344,586	351,645
Commitments and contingencies (Note 11)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 183,185,366 and 182,255,334 shares issued and outstanding, with a par value of $0.01 per share	1,832	1,823
Additional paid-in capital	1,062,758	1,061,253
Retained earnings	608,365	583,102
Accumulated other comprehensive loss	(105,594)	(146,653)

Total Dean Foods Company stockholders’ equity	1,567,361	1,499,525
Non-controlling interest	15,575	14,543

Total stockholders’ equity	1,582,936	1,514,068

Total	$7,917,199	$7,956,667

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31
	2011	2010
Net sales	$3,049,854	$2,961,143
Cost of sales	2,299,572	2,213,349

Gross profit	750,282	747,794
Operating costs and expenses:
Selling and distribution	485,802	472,727
General and administrative	164,662	150,965
Amortization of intangibles	2,738	2,863
Facility closing and reorganization costs	10,643	1,551
Other operating income	(19,490)	—

Total operating costs and expenses	644,355	628,106

Operating income	105,927	119,688
Other (income) expense:
Interest expense	65,270	58,069
Other income, net	(48)	(181)

Total other expense	65,222	57,888

Income from continuing operations before income taxes	40,705	61,800
Income taxes	17,323	21,987

Income from continuing operations	23,382	39,813
Gain on sale of discontinued operations, net of tax	—	1,837
Loss from discontinued operations, net of tax	—	(733)

Net income	23,382	40,917
Net loss attributable to non-controlling interest	1,881	2,237

Net income attributable to Dean Foods Company	$25,263	$43,154

Average common shares:
Basic	182,817,066	181,234,757
Diluted	183,292,877	183,343,598
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.14	$0.23
Income from discontinued operations attributable to Dean Foods Company	—	0.01

Net income attributable to Dean Foods Company	$0.14	$0.24

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$0.14	$0.23
Income from discontinued operations attributable to Dean Foods Company	—	0.01

Net income attributable to Dean Foods Company	$0.14	$0.24

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	930,032	9	(6,887)	—	—	—	(6,878)
Share-based compensation expense	—	—	8,392	—	—	—	8,392
Capital contribution from non-controlling interest	—	—	—	—	—	2,913	2,913
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,881)	(1,881)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	25,263	—	—	25,263	$25,263
Change in fair value of derivative instruments, net of tax of $822	—	—	—	—	1,581	—	1,581	1,581
Amounts reclassified to income statement related to hedging activities, net of tax of $5,469	—	—	—	—	10,519	—	10,519	10,519
Cumulative translation adjustment	—	—	—	—	27,418	—	27,418	27,418
Pension liability adjustment, net of tax of $1,007	—	—	—	—	1,541	—	1,541	1,541

Comprehensive income								$66,322

Balance, March 31, 2011	183,185,366	$1,832	$1,062,758	$608,365	$(105,594)	$15,575	$1,582,936

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock, net of tax impact of share-based compensation	649,653	6	(4,532)	—	—	—	(4,526)
Share-based compensation expense	—	—	9,409	—	—	—	9,409
Capital contribution from non-controlling interest	—	—	—	—	—	3,260	3,260
Net loss attributable to non-controlling interest	—	—	—	—	—	(2,237)	(2,237)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	43,154	—	—	43,154	$43,154
Change in fair value of derivative instruments, net of tax benefit of $6,662	—	—	—	—	(10,531)	—	(10,531)	(10,531)
Amounts reclassified to income statement related to hedging activities, net of tax of $12,021	—	—	—	—	19,203	—	19,203	19,203
Cumulative translation adjustment	—	—	—	—	(26,473)	—	(26,473)	(26,473)

Comprehensive income								$25,353

Balance, March 31, 2010	181,503,816	$1,815	$1,030,379	$534,765	$(184,777)	$16,309	$1,398,491

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2011	2010
Cash flows from operating activities:
Net income	$23,382	$40,917
Loss from discontinued operations	—	733
Gain on sale of discontinued operations	—	(1,837)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,324	66,816
Share-based compensation expense	9,105	10,424
Gain on divestitures and other, net	(11,525)	(621)
Deferred income taxes	(5,383)	9,328
Other	9	(322)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(39,902)	11,725
Inventories	(41,096)	(1,467)
Prepaid expenses and other assets	(3,085)	(3,111)
Accounts payable and accrued expenses	11,996	(73,593)
Income taxes receivable/payable	21,358	11,284

Net cash provided by operating activities-continuing operations	37,183	70,276
Net cash provided by operating activities-discontinued operations	—	1,238

Net cash provided by operating activities	37,183	71,514
Cash flows from investing activities:
Payments for property, plant and equipment	(40,411)	(45,992)
Proceeds from divestitures	91,780	—
Proceeds from sale of fixed assets	1,807	3,053

Net cash provided by (used in) investing activities-continuing operations	53,176	(42,939)
Net cash used in investing activities-discontinued operations	—	(83)

Net cash provided by (used in) investing activities	53,176	(43,022)
Cash flows from financing activities:
Repayment of debt	(105,937)	(64,196)
Proceeds from senior secured revolver	1,090,800	1,025,300
Payments for senior secured revolver	(1,063,900)	(989,600)
Proceeds from receivables-backed facility	1,105,000	350,000
Payments for receivables-backed facility	(1,105,000)	(350,000)
Issuance of common stock, net of share repurchases for withholding taxes	(580)	(1,423)
Tax savings on share-based compensation	—	193
Capital contribution from non-controlling interest	2,913	3,260

Net cash used in financing activities	(76,704)	(26,466)
Effect of exchange rate changes on cash and cash equivalents	2,947	(1,143)

Increase in cash and cash equivalents	16,602	883
Cash and cash equivalents, beginning of period	92,007	45,190

Cash and cash equivalents, end of period	$108,609	$46,073

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011 and 2010

(Unaudited)

1. General

Nature of Our Business — We are one of the leading food and beverage companies in the United States, as well as a global leader in branded plant-based beverages, such as soy, almond and coconut milks, and soy-based food products. We align our leadership teams, operating strategies and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro.

Fresh Dairy Direct-Morningstar is the largest processor and distributor of milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels.

WhiteWave-Alpro markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic® milk and other dairy products, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products, Silk® plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. WhiteWave-Alpro also offers branded soy-based beverages and food products in Europe and markets its products under the Alpro® and Provamel® brands. Additionally, through our Hero/WhiteWave joint venture, we have expanded the WhiteWave product footprint beyond the dairy case to chilled fruit-based beverages with Fruit2Day®.

Basis of Presentation —The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on March 1, 2011. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. Our results of operations for the period ended March 31, 2011 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with our Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

2. Divestitures and Discontinued Operations

Pending and Completed Divestitures

In the first quarter of 2011, we committed to a plan to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. We expect to record a loss on the sale of Waukesha. These operations did not meet the requirements to be accounted for as discontinued operations.

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations, which are part of our Fresh Dairy Direct-Morningstar segment. The decision to sell these operations was part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. These operations did not meet the requirements to be accounted for as discontinued

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

operations. On February 1, 2011, we completed the sale of our Mountain High yogurt operations for cash proceeds of approximately $85 million. We used the proceeds from the sale to prepay a portion of the outstanding 2012 tranche A term loan borrowings. See Note 5.

We completed the sale of our private label yogurt operations for cash proceeds of approximately $93 million on April 1, 2011. We used the proceeds from the sale of our private label yogurt operations for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings. See Note 5.

We recorded a net pre-tax gain of $19.5 million during the first quarter of 2011 related to the divestiture of our Mountain High operations and the write down of our Waukesha operations. The gain was recorded in other operating income in our unaudited Condensed Consolidated Statements of Income. We expect to record a gain on the sale of our private label yogurt operations in the second quarter of 2011.

The following is a summary of our private label yogurt and Waukesha operations’ assets and liabilities held for sale as of March 31, 2011 and our Mountain High and private label yogurt operations as of December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)	(In thousands)
Assets:
Current assets	$6,449	$8,329
Property, plant and equipment, net	26,514	26,346
Goodwill, identifiable intangible and other assets	36,999	82,439

Assets held for sale	$69,962	$117,114

Liabilities:
Accounts payable and accrued expenses	$3,108	$3,839

Discontinued Operations

On August 4, 2010 we completed the sale of the business operations of our Rachel’s Dairy Companies (“Rachel’s”), which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. As a result of the sale, we recognized a gain of $5.7 million, net of tax. The decision to sell Rachel’s was part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three month period ended March 31, 2010.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The following is a summary of the operating results of our Rachel’s discontinued operations:

Three Months Ended March 31 2010
(In thousands)
Operations:
Net sales	$11,188

Loss before income taxes	(654)
Income tax benefit	42

Net income (loss)	$(612)

3. Inventories, net

Inventories, net of reserves of $4.7 million and $5.9 million at March 31, 2011 and December 31, 2010, respectively, consisted of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
Raw materials and supplies	$197,805	$187,176
Finished goods	268,515	238,400

Total	$466,320	$425,576

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	Fresh Dairy Direct- Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2010	$2,472,767	$706,425	$3,179,192
Foreign currency translation	—	10,411	10,411
Goodwill transferred to assets held for sale(1)	(3,914)	—	(3,914)

Balance at March 31, 2011	$2,468,853	$716,836	$3,185,689

(1)	Related to the divestitures disclosed in Note 2, we transferred $3.9 million of goodwill to assets held for sale during the first quarter of 2011.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$595,348	$—	$595,348	$593,387	$—	$593,387
Intangible assets with finite lives:
Customer-related and other(1)	133,859	(46,966)	86,893	133,829	(44,622)	89,207
Trademarks(1)(2)	10,564	(4,071)	6,493	18,614	(4,474)	14,140

Total	$739,771	$(51,037)	$688,734	$745,830	$(49,096)	$696,734

(1)	Related to the divestitures disclosed in Note 2, we transferred $3.9 million of indefinite-lived intangibles and $1.9 million of finite-lived intangibles to assets held for sale during the first quarter of 2011. The increase in the gross carrying amount of intangible assets with indefinite lives is primarily the result of foreign currency translation adjustments.
(2)	In the first quarter of 2011, we sold a trademark with a gross carrying amount of $7.5 million.

Amortization expense on intangible assets for the three months ended March 31, 2011 and 2010 was $2.7 million and $2.9 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2011	$10.5
2012	9.3
2013	9.2
2014	8.6
2015	8.5

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

5. Debt

	March 31, 2011			December 31, 2010
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,958,804	3.19	%*	$3,033,529	2.96	%*
Senior notes due 2016	498,812	7.00		498,765	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,857,616			3,932,294
Subsidiary debt obligations:
Senior notes due 2017	127,894	6.90		127,504	6.90
Receivables-backed facility	—			—
Capital lease obligations and other	3,420			7,727
Alpro revolving credit facility	—			—

	131,314			135,231

	3,988,930			4,067,525
Less current portion	(117,486)			(174,250)

Total long-term portion	$3,871,444			$3,893,275

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.

The scheduled maturities of long-term debt at March 31, 2011, were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2011	$88,776	$72,828	$13,256		$2,692
2012	274,964	184,757	17,675		72,532
2013	231,764	213,975	17,675		114
2014	1,360,595	276,384	676,229		407,982
2015	10,535	—	10,535		—
Thereafter	2,037,590	—	995,590	**	1,042,000

Subtotal	4,004,224	747,944	1,730,960		1,525,320
Less discounts	(15,294)	—	—		(15,294)

Total outstanding debt	$3,988,930	$747,944	$1,730,960		$1,510,026

*	Includes our revolving credit facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**	The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests following December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A, and a $1.8 billion seven-year term loan B. At March 31, 2011, there were outstanding borrowings of $748 million under the term loan A, $1.73 billion under the term loan B and $480 million under the revolving credit facility. Letters of credit in the aggregate amount of $170.2 million were issued under the revolving credit facility but undrawn. As of April 29, 2011, $146.9 million was outstanding under our senior secured revolving credit facility, excluding these letters of credit.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. No principal payments are due on the revolving credit facility until April 2, 2012, at which time any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments would become payable. No principal payments are due on the remaining $1.275 billion of extended revolving credit facility commitment until April 2, 2014. The credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

As discussed in Note 2, on February 1, 2011, we completed the sale of our Mountain High yogurt operations. We used the cash proceeds of approximately $85 million to prepay a portion of the outstanding 2012 tranche A term loan borrowings.

Additionally, on April 1, 2011, we completed the sale of our private label yogurt operations and used the cash proceeds of approximately $93 million for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The total value of receivables sold to these entities as of March 31, 2011 was $862.0 million. During the first quarter of 2011, we borrowed and subsequently repaid $1.1 billion under this facility with no remaining drawn balance at March 31, 2011. Our average daily balance under this facility during the

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

three months ended March 31, 2011 was $374.7 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $469.4 million of availability as of March 31, 2011, based on this formula.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes. The senior notes were sold in a private placement to qualified institutional buyers and in offshore transactions, and have not been registered under the Securities Act of 1933. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year, commencing June 15, 2011.

In connection with the offering of the notes, we have entered into a registration rights agreement that requires us to file with the SEC a registration statement with respect to an offer to exchange the senior notes for identical new notes (except that the new notes will not be subject to restrictions on transfer) registered under the Securities Act of 1933, and which contains certain other obligations. If we fail to satisfy our obligations under the registration rights agreement, we may be required to pay special interest on the senior notes, up to a maximum amount of 1.0% per annum of the principal amount of the senior notes entitled to such registration rights then outstanding.

The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The outstanding balance of these notes at March 31, 2011 was $400 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at March 31, 2011 was $498.8 million.

Subsidiary Senior Notes — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million face value) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at March 31, 2011 was $127.9 million at 6.90% interest.

The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 11.

Alpro Revolving Credit Facility — On July 2, 2009, Alpro N.V. entered into a two year multi-currency revolving credit facility for borrowings in an amount not to exceed €20 million (or its currency equivalent). In December 2010, we reduced the facility to an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Use of proceeds under the facility is for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility will be available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2011. At March 31, 2011, there were no outstanding borrowings under this facility. We intend and expect to renew this facility under similar terms at the end of the current term.

Interest Rate Agreements — See Note 6 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and are fully and unconditionally, joint and severally guaranteed by substantially all of our wholly-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture, in addition to our receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,995	$10,561	$86,053	$—	$108,609
Receivables, net	996	27,628	907,314	—	935,938
Income tax receivable	45,681	—	27	—	45,708
Inventories, net	—	436,338	29,982	—	466,320
Intercompany receivables	195,624	4,367,195	—	(4,562,819)	—
Other current assets	81,466	93,612	16,930	—	192,008
Assets held for sale	—	69,962	—	—	69,962

Total current assets	335,762	5,005,296	1,040,306	(4,562,819)	1,818,545
Property, plant and equipment, net	181	1,849,734	221,788	—	2,071,703
Goodwill	—	3,009,603	176,086	—	3,185,689
Identifiable intangible and other assets, net	85,666	604,263	151,333	—	841,262
Investment in subsidiaries	9,457,158	—	—	(9,457,158)	—

Total	$9,878,767	$10,468,896	$1,589,513	$(14,019,977)	$7,917,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$167,892	$1,027,719	$77,809	$—	$1,273,420
Intercompany payables	3,701,044	—	861,775	(4,562,819)	—
Current portion of debt	114,779	2,444	263	—	117,486
Liabilities of disposal groups held for sale	—	3,108	—	—	3,108

Total current liabilities	3,983,715	1,033,271	939,847	(4,562,819)	1,394,014
Long-term debt	3,742,838	128,234	372	—	3,871,444
Other long-term liabilities	584,853	375,107	108,845	—	1,068,805
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,567,361	8,932,284	524,874	(9,457,158)	1,567,361
Non-controlling interest	—	—	15,575	—	15,575

Total stockholders’ equity	1,567,361	8,932,284	540,449	(9,457,158)	1,582,936

Total	$9,878,767	$10,468,896	$1,589,513	$(14,019,977)	$7,917,199

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$307	$9,750	$81,950	$—	$92,007
Receivables, net	353	33,941	856,725	—	891,019
Income tax receivable	71,173	—	164		71,337
Inventories, net	—	394,862	30,714	—	425,576
Intercompany receivables	193,051	4,211,670	13,924	(4,418,645)	—
Other current assets	105,345	96,967	16,851	—	219,163
Assets held for sale	—	117,114	—	—	117,114

Total current assets	370,229	4,864,304	1,000,328	(4,418,645)	1,816,216
Property, plant and equipment, net	222	1,900,192	212,977	—	2,113,391
Goodwill	—	3,013,516	165,676	—	3,179,192
Identifiable intangible and other assets, net	88,135	616,435	143,298	—	847,868
Investment in subsidiaries	9,335,787	—	—	(9,335,787)	—

Total	$9,794,373	$10,394,447	$1,522,279	$(13,754,432)	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$168,869	$1,014,819	$79,188	$—	$1,262,876
Intercompany payables	3,568,750	21,586	828,309	(4,418,645)	—
Current portion of debt	167,540	6,454	256	—	174,250
Liabilities of disposal groups held for sale	—	3,839	—	—	3,839

Total current liabilities	3,905,159	1,046,698	907,753	(4,418,645)	1,440,965
Long-term debt	3,764,754	127,892	629	—	3,893,275
Other long-term liabilities	624,935	379,017	104,407	—	1,108,359
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,499,525	8,840,840	494,947	(9,335,787)	1,499,525
Non-controlling interest	—	—	14,543	—	14,543

Total stockholders’ equity	1,499,525	8,840,840	509,490	(9,335,787)	1,514,068

Total	$9,794,373	$10,394,447	$1,522,279	$(13,754,432)	$7,956,667

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,949,860	$99,994	$—	$3,049,854
Cost of sales	—	2,241,436	58,136	—	2,299,572

Gross profit	—	708,424	41,858	—	750,282
Selling and distribution	—	459,019	26,783	—	485,802
General and administrative	2,659	152,463	12,278	—	167,400
Facility closing and reorganization costs	—	10,643	—	—	10,643
Other operating income	—	(19,490)	—	—	(19,490)
Interest expense	62,321	2,778	171	—	65,270
Other (income) expense, net	(2,700)	3,199	(547)	—	(48)
Income from subsidiaries	(102,985)	—	—	102,985	—

Income from continuing operations before income taxes	40,705	99,812	3,173	(102,985)	40,705
Income taxes	17,323	42,477	23	(42,500)	17,323

Income from continuing operations	23,382	57,335	3,150	(60,485)	23,382
Gain on sale of discontinued operations, net of tax	—	—	—	—	—
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income	23,382	57,335	3,150	(60,485)	23,382
Net loss attributable to the non-controlling interest	1,881	—	1,881	(1,881)	1,881

Net income attributable to Dean Foods Company	$25,263	$57,335	$5,031	$(62,366)	$25,263

	Unaudited Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,865,705	$95,438	$—	$2,961,143
Cost of sales	—	2,157,766	55,583	—	2,213,349

Gross profit	—	707,939	39,855	—	747,794
Selling and distribution	—	445,770	26,957	—	472,727
General and administrative	(836)	143,206	11,458	—	153,828
Facility closing and reorganization costs	—	1,551	—	—	1,551
Interest expense	55,128	2,615	326	—	58,069
Other (income) expense, net	740	(773)	(148)	—	(181)
Income from subsidiaries	(116,832)	—	—	116,832	—

Income from continuing operations before income taxes	61,800	115,570	1,262	(116,832)	61,800
Income taxes	21,987	41,476	892	(42,368)	21,987

Income from continuing operations	39,813	74,094	370	(74,464)	39,813
Gain on sale of discontinued operations, net of tax	1,837	—	1,837	(1,837)	1,837
Loss from discontinued operations, net of tax	(733)	(121)	(612)	733	(733)

Net income	40,917	73,973	1,595	(75,568)	40,917
Net loss attributable to the non-controlling interest	2,237	—	2,237	(2,237)	2,237

Net income attributable to Dean Foods Company	$43,154	$73,973	$3,832	$(77,805)	$43,154

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$43,906	$36,391	$(43,114)	$37,183
Payments for property, plant and equipment	—	(36,442)	(3,969)	(40,411)
Proceeds from divestitures		91,780	—	91,780
Proceeds from sale of fixed assets	—	1,767	40	1,807

Net cash provided by (used in) investing activities	—	57,105	(3,929)	53,176
Repayment of debt	(101,625)	(4,056)	(256)	(105,937)
Proceeds from senior secured revolver	1,090,800	—	—	1,090,800
Payments for senior secured revolver	(1,063,900)	—	—	(1,063,900)
Proceeds from receivables-backed facility	—	—	1,105,000	1,105,000
Payments for receivables-backed facility	—	—	(1,105,000)	(1,105,000)
Issuance of common stock, net of share repurchases for withholding taxes	(580)	—	—	(580)
Capital contribution from non-controlling interest	—	—	2,913	2,913
Net change in intercompany balances	43,087	(88,629)	45,542	—

Net cash provided by (used in) financing activities	(32,218)	(92,685)	48,199	(76,704)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,947	2,947

Increase in cash and cash equivalents	11,688	811	4,103	16,602
Cash and cash equivalents, beginning of period	307	9,750	81,950	92,007

Cash and cash equivalents, end of period	$11,995	$10,561	$86,053	$108,609

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$15,666	$12,092	$42,518	$70,276
Net cash provided by discontinued operations	—	—	1,238	1,238

Net cash provided by operating activities	15,666	12,092	43,756	71,514
Payments for property, plant and equipment	(130)	(44,385)	(1,477)	(45,992)
Proceeds from sale of fixed assets	—	3,053	—	3,053

Net cash used in investing activities — continuing operations	(130)	(41,332)	(1,477)	(42,939)
Net cash used in investing activities — discontinued operations	—	—	(83)	(83)

Net cash used in investing activities	(130)	(41,332)	(1,560)	(43,022)
Repayment of debt	(60,750)	(3,295)	(151)	(64,196)
Proceeds from senior secured revolver	1,025,300	—	—	1,025,300
Payments for senior secured revolver	(989,600)	—	—	(989,600)
Proceeds from receivables-backed facility	—	—	350,000	350,000
Payments for receivables-backed facility	—	—	(350,000)	(350,000)
Issuance of common stock, net of share repurchases for withholding taxes	(1,423)	—	—	(1,423)
Tax savings on equity compensation	193	—	—	193
Capital contribution from non-controlling interest	—	—	3,260	3,260
Net change in intercompany balances	6,837	36,407	(43,244)	—

Net cash provided by (used in) financing activities	(19,443)	33,112	(40,135)	(26,466)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,143)	(1,143)

Increase (decrease) in cash and cash equivalents	(3,907)	3,872	918	883
Cash and cash equivalents, beginning of period	9,665	—	35,525	45,190

Cash and cash equivalents, end of period	$5,758	$3,872	$36,443	$46,073

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

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

The following table summarizes our various interest rate agreements in effect as of March 31, 2011:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.91%	March 2012	$1,250
2.70% to 2.89%(1)	March 2017	350

(1)	In August 2010, we entered into forward starting interest rate swap agreements that have an effective date of March 30, 2012.

These swaps are recorded as an asset or liability on our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three months ended March 31, 2011 and 2010.

In April 2011, we entered into additional forward starting interest rate swap agreements with an effective date of March 30, 2012 for a total notional amount of $1.3 billion. The agreements have expiration dates ranging from December 31, 2013 to March 31, 2017. We have designated these agreements as cash flow hedges against variable interest rate exposure on a portion of our outstanding debt.

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

Commodities — We are exposed to commodity price fluctuations, including milk, soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. In order to secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases and sales. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

costs and are designated as hedging instruments when appropriate. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. See the table below for a summary of the foreign currency related financial instruments outstanding at March 31, 2011. We did not have any outstanding foreign currency related financial instruments at December 31, 2010.

As of March 31, 2011 and December 31, 2010, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$56,437	$59,379
Interest rate swap contracts — noncurrent(2)	5,559	4,156	—	13,058
Commodities contracts — current(1)	3,989	2,754	119	—
Foreign currency contracts — current(1)	—	—	85	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	3,673	1,478	3,483	947

Total derivatives	$13,221	$8,388	$60,124	$73,384

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three months ended March 31, 2011 and 2010 were:

	March 31, 2011	March 31, 2010
	(In thousands)
Losses on interest rate swap contracts(1)	$17,040	$31,224
Gains on commodities contracts(2)	1,052	—

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Income.
(2)	Recorded in distribution expense in our unaudited Condensed Consolidated Statements of Income.

Based on current interest rates, commodity prices and exchange rates, we estimate that $56.4 million of hedging activity related to our interest rate swaps, $3.8 million of hedging activity related to our commodities contracts and $0.1 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 is as follows (in thousands):

	Fair Value as of March 31, 2011	Level 1	Level 2	Level 3
Asset — Interest rate swap contracts	$5,559	$—	$5,559	$—
Liability — Interest rate swap contracts	56,437	—	56,437	—
Asset — Commodities contracts	7,662	—	7,662	—
Liability — Commodities contracts	3,602	—	3,602	—
Liability — Foreign currency contracts	85	—	85	—

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 is as follows (in thousands):

	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Asset — Interest rate swap contracts	$4,156	$—	$4,156	$—
Liability — Interest rate swap contracts	72,437	—	72,437	—
Asset — Commodity contracts	4,232	—	4,232	—
Liability — Commodity contracts	947	—	947	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

The fair value of our Dean Foods Company senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$127,894	$131,705	$127,504	$123,185
Dean Foods Company senior notes due 2016	498,812	476,875	498,765	458,750
Dean Foods Company senior notes due 2018	400,000	410,500	400,000	403,000

We hold certain deferred compensation assets that are held at fair value. The following table presents a summary of these assets measured at fair value on a recurring basis as of March 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$73	$—	$73	$—
Mutual funds	2	—	2	—

The following table presents a summary of the deferred compensation assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$3,502	$—	$3,502	$—
Mutual funds	1,013	—	1,013	—

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first quarter of 2011:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	21,523,733	$20.20
Granted	1,863,199	10.35
Forfeited and canceled(1)	(1,061,357)	22.57
Exercised	(279,029)	8.26

Options outstanding at March 31, 2011	22,046,546	19.40	5.04	$76,739

Options exercisable at March 31, 2011	18,247,515	20.55	4.21	$2,867

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Three Months Ended March 31
	2011	2010
Expected volatility	41%	34%
Expected dividend yield	0%	0%
Expected option term	5 years	5 years
Risk-free rate of return	2.19% to 2.30%	2.35%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first quarter of 2011:

	Employees	Directors	Total
Stock units outstanding at December 31, 2010	2,648,843	70,386	2,719,229
Stock units issued	857,920	—	857,920
Shares issued upon vesting of stock units	(619,508)	(14,651)	(634,159)
Stock units canceled or forfeited(1)	(404,726)	—	(404,726)

Stock units outstanding at March 31, 2011	2,482,529	55,735	2,538,264

Weighted average grant date fair value	$15.29	$15.07	$15.29

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The following table summarizes CPU activity during the first quarter of 2011:

Units
Outstanding at December 31, 2010	10,812,001
Granted	2,518,750
Converted/paid	—
Forfeited	(720,000)

Outstanding at March 31, 2011	12,610,751

Vested at March 31, 2011	—

We recognized $0.2 million and $1.0 million in compensation expense related to the cash performance units during the three months ended March 31, 2011 and 2010 and recorded a corresponding liability which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The fair value of the awards will be re-measured at each reporting period.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash settled based upon the value of our stock at each vesting period. The following table summarizes the phantom share activity during the first quarter of 2011:

Shares
Outstanding at December 31, 2010	—
Granted	1,173,671
Converted/paid	—
Forfeited	(6,729)

Outstanding at March 31, 2011	1,166,942

Vested at March 31, 2011	—

As shown in the share-based compensation expense table below, we recognized $0.5 million in compensation expense related to the phantom shares during the three months ended March 31, 2011 and recorded a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The fair value of the phantom share awards will be re-measured at each reporting period. Based on the current fair value, as of March 31, 2011, total unrecognized compensation expense related to the phantom shares was $11.6 million.

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Stock Options	$3,362	$4,220
Stock Units	5,030	5,189
Cash Performance Units	209	1,015
Phantom Shares	504	—

Total	$9,105	$10,424

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

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

	Three Months Ended March 31
	2011	2010
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$23,382	$39,813
Net loss attributable to non-controlling interest	1,881	2,237

Income from continuing operations attributable to Dean Foods Company	$25,263	$42,050
Denominator:
Average common shares	182,817,066	181,234,757
Basic EPS from continuing operations attributable to Dean Foods Company	$0.14	$0.23
Diluted EPS computation
Numerator:
Income from continuing operations	$23,382	$39,813
Net loss attributable to non-controlling interest	1,881	2,237

Income from continuing operations attributable to Dean Foods Company	$25,263	$42,050
Denominator:
Average common shares — basic	182,817,066	181,234,757
Stock option conversion(1)	8,406	1,671,515
Stock units(2)	467,405	437,326

Average common shares — diluted	183,292,877	183,343,598

Diluted EPS from continuing operations attributable to Dean Foods Company	$0.14	$0.23

(1) Anti-dilutive common shares excluded	21,628,925	16,316,019
(2) Anti-dilutive stock units excluded	464,217	119,735

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$710	$683
Interest cost	3,803	4,152
Expected return on plan assets	(4,241)	(4,121)
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	191	179
Unrecognized net loss	2,265	2,285

Net periodic benefit cost	$2,756	$3,206

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7	$6
Interest cost	190	242
Amortizations:
Prior service cost	(16)	(16)
Unrecognized net loss	124	131

Net periodic benefit cost	$305	$363

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended March 31
	2011	2010
	(In thousands)
Closure of facilities at Fresh Dairy Direct-Morningstar(1)	$1,081	$1,551
Other:
Department Realignment at Fresh Dairy Direct-Morningstar and Corporate(2)	2,971	—
Organization Optimization Initiative at Fresh Diary Direct-Morningstar and Corporate(3)	6,591	—

Total	$10,643	$1,551

(1)

These charges in 2011 and 2010 primarily relate to facility closures in Florence, South Carolina; Flint, Michigan and efforts related to the optimization of our operations in Southern California, as well as

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

previously announced closures. We expect to incur additional charges related to these facility closures of $2.1 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.

(2)	In 2010, as a result of peer comparisons and our ongoing cost control initiatives, our management team approved a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. Charges in 2011 relate to workforce reduction costs associated with this plan. The plan was implemented during the fourth quarter of 2010 beginning with the redesign of certain functions within human resources, legal and finance. The plan is ultimately expected to result in the elimination of approximately 150 to 200 positions throughout 2011 as each function reorganizes its processes in line with the peer comparisons and internally developed functional blueprints as approved by an executive operating team. As these individual plans and terminations are not yet approved, future costs are not yet estimable.
(3)	In the first quarter of 2011 we embarked on a significant cost reduction program that is incremental to our other ongoing cost-savings initiatives. This initiative is focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we expect to eliminate approximately 125 corporate and field positions by the end of the third quarter of 2011. The charges recorded during the three months ended March 31, 2011 relate to workforce reduction costs associated with the first tranche of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. Because each tranche is individually approved, future costs are not yet estimable.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building and product innovation. These initiatives will require investments in people, systems, tools and facilities. As a direct result of these initiatives, over the next several years, we will incur additional facility closing and reorganization costs including:

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Activity for the three months ended March 31, 2011 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2010	Charges	Payments	Accrued Charges at March 31, 2011
	(In thousands)
Cash charges:
Workforce reduction costs	$3,860	$8,997	$(2,428)	$10,429
Shutdown costs	16	444	(444)	16
Lease obligations after shutdown	—	28	(28)	—
Other	5	415	(419)	1

Subtotal	$3,881	$9,884	$(3,319)	$10,446

Noncash charges:
Write-down of assets		163
Loss on sale of related assets		596

Total charges		$10,643

11. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested certain businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves, which are immaterial to the unaudited Condensed Consolidated Financial Statements for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. We have not terminated, and we have not materially breached, any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of March 31, 2011. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Tennessee Dairy Farmer Actions and Related Mississippi Action

We were named, along with several other defendants, in two putative class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. Four additional putative class action complaints were filed in 2007 and 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions. All six of the class actions (collectively, the “dairy farmer actions”) were consolidated and were transferred to the Eastern District of Tennessee, Greeneville Division.

Class certification in the dairy farmer actions was granted in September 2010. Our petition seeking pre-trial leave to appeal that decision was denied by the U.S. Court of Appeals for the Sixth Circuit in March 2011. Defendants asked the district court to decertify the class in a motion filed in April 2011. That motion is pending before the court. A motion for summary judgment was filed by defendants in the dairy farmer actions on July 27, 2010 and remains pending. Presently, trial in the dairy farmer actions is scheduled to begin in August 2011.

Fact discovery and expert discovery are complete, and the parties have submitted expert reports regarding potential damages. We have assessed the contingent liability related to the dairy farmer actions and have determined that the occurrence of a loss is reasonably possible but not probable. Plaintiffs in the dairy farmer actions have submitted expert reports estimating damages at $697 million based on the theories outlined in those reports. Our own expert reports conclude that plaintiffs’ theories of liability and damages are unfounded, and that if proven at trial, would result in no monetary damages. If plaintiffs do prevail on their antitrust claims, any award of monetary damages will be trebled as a matter of law and plaintiffs will also be entitled to apply for an award of attorneys’ fees.

On April 26, 2011, we, along with Gregg Engles and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The allegations in this complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud claim. At this time, we are unable to predict the ultimate outcome of this matter.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. A motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court. The Court has not set a trial date yet for the retailer action.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action.

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company has reached an agreement with the plaintiffs to settle all claims against the Company in this action. Pursuant to the agreement, the Company would be obligated to pay $30 million, and agreed to make certain changes with respect to its raw milk procurement activities at certain of its processing plants located in the Northeast. The latter provision can be modified by the parties or the court, and it is severable from the agreement. Certain parties to the litigation have challenged the provisions of the settlement agreement with respect to milk procurement activities. On April 29, 2011, the plaintiffs and the Company agreed to modify the agreement by eliminating the provision requiring changes in the Company’s raw milk procurement activities, and submitted the modified agreement to the court for preliminary approval. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. A final fairness hearing is scheduled for July 18, 2011, at which time the court will determine whether the settlement agreement is fair, reasonable and adequate. The court also denied the motions to intervene. There can be no assurance that the court will approve the agreement as proposed by the parties.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company would be required to divest its fluid milk operations in Waukesha, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. The settlement agreements are subject to court approval, and there can be no assurance that the court will approve the agreements as proposed by the parties.

Stockholder Derivative Action

In April 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division, naming the Company’s then current directors, as well as an officer of the Company, and a former director among the defendants. The complaint alleged that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint was transferred to the United States District Court for the Northern District of Texas in March 2010. On January 26, 2011, the court dismissed the complaint with prejudice. In March 2011, plaintiffs made a demand that the Company conduct an investigation of substantially similar allegations. In response to the demand, a special committee of the Board of Directors of the Company was established to conduct its own independent review of the allegations made in the demand letter. The special committee consists of independent board members not named in the litigation.

Kohler Mix Action

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

Other

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

Fresh Dairy Direct-Morningstar is our largest segment with 94 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

WhiteWave manufactures, develops, markets and sells a variety of nationally branded plant-based beverages and other soy foods, including Silk plant-based beverages such as soy, almond and coconut milks and cultured soy products; dairy and dairy-related products, such as Horizon Organic milk and other dairy products; and International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products. Alpro is a leading provider of branded soy-based beverages and food products in Europe and markets its products under the Alpro and Provamel brands. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to chilled fruit-based beverages with Fruit2Day. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Balance Sheet for the three-month period ended March 31, 2010. See Note 2.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs and foreign exchange gains and losses. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold through our DSD network. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for reporting purposes.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,543,294	$2,487,163
WhiteWave-Alpro	506,560	473,980

Total	$3,049,854	$2,961,143

Intersegment sales:
Fresh Dairy Direct-Morningstar	$46,752	$33,842
WhiteWave-Alpro	27,785	25,045

Total	$74,537	$58,887

Operating income:
Fresh Dairy Direct-Morningstar	$111,482	$126,771
WhiteWave-Alpro	46,091	42,325

Total reportable segment operating income	157,573	169,096
Corporate and Other	(60,493)	(47,857)
Facility closing and reorganization costs	(10,643)	(1,551)
Other operating income	19,490	—

Total	$105,927	$119,688

	March 31, 2011	December 31, 2010
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$5,459,367	$5,442,229
WhiteWave-Alpro	2,034,933	1,984,893
Corporate	352,937	412,431
Assets held for sale	69,962	117,114

Total	$7,917,199	$7,956,667

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended March 31
	2011	2010
	(In thousands)
Net sales to external customers:
Domestic	$2,952,807	$2,868,514
Foreign	97,047	92,629

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three Months Ended March 31, 2011 and 2010

(Unaudited)

	March 31, 2011	December 31, 2010
	(In thousands)
Long-lived assets:
Domestic	$5,582,466	$5,652,676
Foreign	515,793	487,775

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three months ended March 31, 2011 and 2010. Approximately 20% and 19% of our consolidated net sales in the three months ended March 31, 2011 and 2010, respectively, were to that same customer.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II — Other Information — Item 1A — Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2010 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are one of the largest food and beverage companies in the United States, as well as a global leader in branded plant-based beverages such as soy, almond and coconut milks and soy-based food products. We align our leadership teams, operating strategies, and supply chain initiatives around our two lines of business: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro.

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 83% of our consolidated net sales in the three months ended March 31, 2011. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 17% of our consolidated net sales in the three months ended March 31, 2011. WhiteWave-Alpro includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded dairy and dairy-related products such as Horizon Organic milk and other products, International Delight coffee creamers, LAND O LAKES creamers and fluid dairy products, Silk plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro and Provamel brand names. We license the LAND O LAKES name from a third party. Additionally, with our Hero/WhiteWave joint venture we have expanded the WhiteWave product footprint beyond the dairy case to chilled fruit-based beverages with Fruit2Day. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Recent Developments

Divestiture of Non-core Dairy Operations — As we continue to execute our current business strategy, we have divested and may continue to divest certain of our non-core dairy operations. Previously announced divestitures will, and potential future divestitures may, have a dilutive impact on our results of operations as we look to focus on our core dairy operations. To that extent, in the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations, which are part of our Fresh Dairy Direct-Morningstar segment. On February 1, 2011, we completed the sale of our Mountain High yogurt operations and recorded a gain. We completed the sale of our private label operations on April 1, 2011, and we expect to record a gain related to the sale of these operations as well. These operations did not meet the requirements to be accounted for as discontinued operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

Competitive Pressures and Consumer Environment — As a result of the intensely competitive dairy environment, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which has reduced our profitability on sales to several customers. The dairy industry has experienced widespread price renegotiations. In bidding situations, we are subject to the risk of losing certain customers altogether. In addition, supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by both retailers and dairy processors, which negatively impacts our margins. Also, these industry dynamics continue to drive private label market share gains over branded products, which are impacting the growth and profitability of our regionally branded products. With unusually low pricing on private label gallons of fresh fluid milk, our regionally branded products are exposed to significantly wider retail price gaps versus private label products.

In the first quarter of 2011, the competitive pressures and consumer environment remained challenging; however, we began to see initial signs of stabilization. Retail pricing for private label milk improved in the first quarter as retailers began to reduce their deep discount strategy. In addition to some improvements in retail pricing, wholesale pricing on private label milk appears to have stabilized although at historically low levels.

In response to this ongoing dynamic and significant competitive pressure, many processors, including us, are now placing an increased emphasis on cost reduction in an effort to increase margins. In the first quarter of 2011 we made significant efforts to stabilize margin erosion through pricing and cost cutting initiatives. We intend to continue these cost cutting efforts over the next three to five years. Defined strategies for network optimization and organizational changes are in process to improve performance, and programs have been launched to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction, and we are reinvesting for the future in spite of the current challenging environment for our core dairy business.

While we have experienced initial modest stabilization of retail and wholesale pricing pressures, ongoing challenges to our sales volume performance have become more pronounced. The continued recessionary environment during the first quarter of 2011 has resulted in a significant segment of consumers who are cutting back on purchases of even the most essential items, which has had a pronounced impact on the fluid milk category. We have experienced a reduction in volumes in the industry as a whole, and specifically within our Fresh Dairy Direct-Morningstar segment. In addition, our customer base has underperformed its historical growth rates versus its peers, which has negatively impacted our total volume growth. We expect this trend to continue in the near term.

Conventional Milk Environment — Conventional milk prices decreased slightly in the first quarter of 2011 compared to the fourth quarter of 2010, with a sharp increase in March. Class I and Class II pricing levels were considerably higher during the first quarter of 2011 as compared to the first quarter of 2010 as prices increased steadily throughout 2010. We expect Class I and Class II prices to continue to meaningfully increase over the next several months before leveling off in the second half of the year. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Facility Closing and Reorganization Activities — In an effort to continue to optimize our distribution network, we closed one facility within Fresh Dairy Direct-Morningstar during the first quarter of 2011. Additionally, we incurred charges related to workforce reductions under our organization optimization initiative and department realignments. We recorded facility closing and reorganization costs of $10.6 million in the first quarter of 2011. We will continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we look to transform our business.

DOJ Litigation Settlement — We reached a settlement with the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois, and Michigan in March 2011 related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. Pursuant to the settlement, we agreed to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”). See Notes 2 and 11 to our unaudited Condensed Consolidated Financial Statements. These operations did not meet the requirements to be accounted for as discontinued operations.

Management Changes — On March 1, 2011, we announced that Joseph E. Scalzo would no longer serve as our President and Chief Operating Officer, effective February 25, 2011. In connection with the termination of his employment, Mr. Scalzo received severance benefits in accordance with our Executive Severance Pay Plan, which is set forth in Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,049.9	100.0%	$2,961.1	100.0%
Cost of sales	2,299.6	75.4	2,213.3	74.7

Gross profit(1)	750.3	24.6	747.8	25.3
Operating costs and expenses:
Selling and distribution	485.8	15.9	472.7	16.0
General and administrative	164.8	5.4	150.9	5.1
Amortization of intangibles	2.7	0.1	2.9	0.1
Facility closing and reorganization costs	10.6	0.3	1.6	0.1
Other operating income	(19.5)	(0.6)	—	—

Total operating costs and expenses	644.4	21.1	628.1	21.3

Total operating income	$105.9	3.5%	$119.7	4.0%

(1)	As disclosed in Note 1 to our Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended March 31
	2011	2010	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,543.3	$2,487.2	$56.1	2.3%
WhiteWave-Alpro	506.6	473.9	32.7	6.9%

Total	$3,049.9	$2,961.1	$88.8	3.0%

The change in net sales was due to the following:

	Quarter ended March 31, 2011 vs Quarter ended March 31, 2010
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$(93.8)	$149.9	$56.1
WhiteWave-Alpro	22.4	10.3	32.7

Total	$(71.4)	$160.2	$88.8

Consolidated net sales increased $88.8 million, or 3.0%, during the first quarter of 2011, as compared to the first quarter of 2010, primarily due to the pass-through of higher commodity costs, partially offset by overall volume declines and the impact of higher promotional retail and wholesale pricing pressures in our Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $86.3 million, or 3.9%, in the first quarter of 2011, from the first quarter of 2010, primarily due to higher commodity costs, partially offset by lower sales volume in Fresh Dairy Direct-Morningstar. Conventional milk prices were at significantly higher levels in the first quarter of 2011 as compared to the first quarter of 2010. We expect Class I and Class II prices to continue to meaningfully increase over the next several months before leveling off in the second half of the year. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Operating Costs and Expenses — Our operating expenses increased $16.3 million, or 2.6%, in the first quarter of 2011, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $13.1 million driven by higher freight and fuel costs due to continued increases in fuel prices. We expect these costs to remain elevated throughout 2011. This increase was partially offset by a decrease in marketing costs in our WhiteWave-Alpro segment.

•

General and administrative costs increased $13.9 million primarily driven by higher personnel-related costs, including incentive-based compensation, as well as a write-down of certain corporate assets which are held for sale at March 31, 2011, partially offset by an overall decline in professional and consulting fees.

•

Net facility closing and reorganization costs increased $9.0 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Other operating income increased $19.5 million as a result of a net pre-tax gain on the sale of our Mountain High yogurt operations and the write-down of long lived assets related to our Waukesha operations, which are classified as held for sale at March 31, 2011. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Interest expense increased to $65.3 million in the first quarter of 2011 from $58.1 million in the first quarter of 2010 due to higher average interest rates resulting from the June 30, 2010 credit facility amendment and the December 16, 2010 senior notes issuance, slightly offset by lower overall average debt balances and the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010. Beginning in the second quarter of 2011, we expect this increase to be slightly offset by expected lower average debt balances resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund. The sale of our Mountain High operations closed on February 1, 2011, and the sale of our private label yogurt operations closed April 1, 2011. The combined proceeds from the yogurt divestitures and the receipt of the federal income tax refund were approximately $240 million, with all proceeds applied toward debt reduction.

Income Taxes — Income tax expense was recorded at an effective rate of 42.6% in the first quarter of 2011 compared to 35.6% in the first quarter of 2010. Our effective tax rate varies primarily based on the relative earnings of our business units. In addition, changes in certain state tax laws increased our effective tax rate for the first quarter of 2011 while favorable settlements of taxing authority examinations decreased our effective tax rate for the first quarter of 2010.

Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended March 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,543.3	100.0%	$2,487.2	100.0%
Cost of sales	1,974.0	77.6	1,914.7	77.0

Gross profit	569.3	22.4	572.5	23.0
Operating costs and expenses	457.8	18.0	445.7	17.9

Total segment operating income	$111.5	4.4%	$126.8	5.1%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased $56.1, or 2.3%, during the first quarter of 2011 versus the first quarter of 2010 primarily due to the pass-through of higher commodity costs. This increase was partially offset by overall volume declines and the impact of higher promotional retail pricing and wholesale pricing pressures. The industry and our Fresh Dairy Direct-Morningstar segment have experienced a reduction in volumes. The continued recessionary environment during the first quarter of 2011 has resulted in a significant segment of consumers who are cutting back on purchases of even the most essential items, which has had a pronounced impact on the fluid milk category. In addition, our customer base has underperformed its historical growth rates versus its peers, which has negatively impacted our total volume growth. We expect this trend to continue in the near term.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2011 compared to the first quarter of 2010:

	Quarter Ended March 31*
	2011	2010	% Change
Class I mover(1)	$16.44	$14.74	11.5%
Class I raw skim milk mover(1)(2)	9.80	9.90	(1.0)
Class I butterfat mover(2)(3)	1.99	1.48	34.5
Class II raw skim milk minimum(1)(4)	10.50	10.29	2.0
Class II butterfat minimum(3)(4)	2.21	1.48	49.3

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2010 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 3.1% in the first quarter of 2011, substantially due to higher commodity costs. Conventional milk prices were at significantly higher levels in the first quarter of 2011 as compared to the first quarter of 2010. We expect Class I and Class II prices to continue to meaningfully increase over the next several months before leveling off in the second half of the year. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit percentage decreased to 22.4% in the first quarter of 2011 as compared to 23.0% in the first quarter of 2010. Gross profit trended downward due to the continuing intense competitive environment we have experienced. In addition to the increasing demands to absorb pricing concessions, we experienced weak volumes across dairy and non-dairy product offerings, further impacting profitability. Although we have seen some initial indications of retail and wholesale price stabilization in the first quarter of 2011, we expect the overall challenging trends to continue. These margin pressures underscore the importance of our low cost strategy. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased by 2.7% in the first quarter of 2011, compared to the first quarter of 2010. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $11.0 million, driven by increased fuel and freight costs due to continued increases in fuel prices, and to a lesser extent, higher advertising and promotional costs. We expect fuel and freight costs to remain elevated throughout 2011.

•	General and administrative costs slightly increased by $1.2 million, primarily driven by higher personnel-related costs, largely due to an increase in incentive-based compensation expense.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for the three-month period ended March 31, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$506.6	100.0%	$473.9	100.0%
Cost of sales	325.4	64.2	297.4	62.8

Gross profit	181.2	35.8	176.5	37.2
Operating costs and expenses	135.1	26.7	134.2	28.3

Total segment operating income	$46.1	9.1%	$42.3	8.9%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $32.7 million, or 6.9%, in the first quarter of 2011, driven by strong volume growth across our branded portfolio. Sales for the Horizon Organic portfolio of products grew in the high-teens compared to the first quarter of 2010. Alpro and Silk sales grew in the mid-single digits. International Delight grew in the mid-single digits as well, while LAND O LAKES sales increased in the low-single digits compared to the same quarter in 2010. Overall growth in the creamers category was negatively impacted by the timing of the Easter holiday.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 9.4% in the first quarter of 2011 from the first quarter of 2010. This increase was primarily driven by sales volume growth and higher commodity input costs.

Gross Profit — WhiteWave-Alpro’s gross profit percentage decreased to 35.8% in the first quarter of 2011 as compared to 37.2% in the first quarter of 2010, driven by increased commodity input costs and changes in our brand mix. We continue to take proactive steps to manage our organic milk supply in the short-term, and we remain focused on maintaining our leading branded position in the organic milk category as we balance market share considerations against profitability.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses slightly increased by $0.9 million during the first quarter of 2011 from the first quarter of 2010. Significant changes to operating costs and expenses are summarized below:

•

Selling and distribution costs increased $2.1 million, driven by higher freight costs. In addition, WhiteWave experienced increased outside storage facility costs and related distribution costs due to capacity constraints. We expect such outside storage costs to decrease in the first half of 2012 as we realize additional capacity as a result of our capital expenditures at WhiteWave. These increases were partially offset by a decrease in marketing costs.

•	General and administrative costs decreased $1.2 million, primarily driven by lower outside service and consulting fees, partially offset by higher personnel-related costs.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility and our 364-day $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At March 31, 2011, we had $4.0 billion of outstanding debt obligations, cash on hand of $108.6 million and an additional $1.3 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum senior secured leverage, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. Our leverage ratio at March 31, 2011 was 5.14 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.75 times as of March 31, 2011 and decreases to 5.50 times as of March 31, 2012, with periodic decreases thereafter. As described in more detail in the Amended and Restated Credit Agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of the outstanding indebtedness of the Company and certain of its subsidiaries. Consolidated EBITDA is comprised of net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition related non-recurring charges of the Company and certain of its subsidiaries. In addition, the leverage ratio may include adjustments related to other charges reasonably acceptable to the administrative agent and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in the composition of the Company or certain of its subsidiaries.

Our senior secured leverage ratio at March 31, 2011 was 3.78 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 4.25 times as of March 31, 2011 and decreases to 3.75 times as of March 31, 2012, with an additional decrease thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of the outstanding senior secured indebtedness of the Company and certain of its subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at March 31, 2011 was 3.29 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.50 times as of March 31, 2011 and increases to 2.75 times as of March 31, 2012, with an additional increase thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

We are currently in compliance with all covenants in our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

As discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, we completed the sale of our Mountain High yogurt operations on February 1, 2011. We used the proceeds of approximately $85 million to prepay a portion of the outstanding 2012 tranche A term loan borrowings.

On April 1, 2011, we completed the sale of our private label yogurt operations and used the proceeds of approximately $93 million for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings. Additionally, in April 2011, we received a federal income tax refund of approximately $62 million, which we used to pay down a portion of the outstanding balance of our senior secured revolving credit facility.

At March 31, 2011, $469.4 million was available under the receivables-backed facility, with $849.9 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements, and other adjustments as described in the Amended and Restated Receivables Repurchase Agreement. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, $464.0 million was then available to us to finance working capital and other general corporate purposes. At April 29, 2011, approximately $465 million, subject to compliance with the covenants in our credit agreements and assuming additional borrowings were not utilized to acquire incremental EBITDA, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flow include amounts related to discontinued operations. The discontinued operations had an insignificant impact on the cash flows from operating activities for the three-month period ended March 31, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding cash flows related to discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended March 31
	2011	2010	Change
	(In thousands)
Net cash flows from:
Operating activities	$37,183	$70,276	$(33,093)
Investing activities	53,176	(42,939)	96,115
Financing activities	(76,704)	(26,466)	(50,238)
Discontinued operations	—	1,155	(1,155)
Effect of exchange rate changes on cash and cash equivalents	2,947	(1,143)	4,090

Net increase in cash and cash equivalents	$16,602	$883	$15,719

Operating Activities

Operating cash flows in the quarter were lower than the prior year due to higher inventory and receivables levels driven primarily by the increase in commodity costs at the end of the quarter. We expect operating cash flow generation to increase considerably over the balance of the year.

Investing Activities

Net cash provided by investing activities increased during the first quarter of 2011 primarily due to cash proceeds from the sale of our Mountain High yogurt operations and a trademark. See Notes 2 and 4 to our unaudited Condensed Consolidated Financial Statements for more information regarding these sales.

Financing Activities

Net cash used in financing activities increased during the first quarter of 2011 primarily due to a net repayment of debt of approximately $79 million in the first quarter of 2011 compared to a net repayment of approximately $29 million in the first quarter of 2010. A large portion of the debt repayments were made with cash proceeds from the sale of our Mountain High yogurt operations.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2010 Annual Report on Form 10-K.

In the first quarter of 2011, we used the proceeds from the sale of our Mountain High yogurt operations of approximately $85 million to prepay a portion of our outstanding 2012 tranche A term loan borrowings. See Note 5 to our unaudited Condensed Consolidated Financial Statements for a description of our debt obligations.

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

We expect to contribute approximately $12.1 million to the pension plans and approximately $2.5 million to the postretirement health plans in 2011.

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

We also have the following commitments and contingent liabilities, in addition to contingent liabilities related to ordinary course litigation, investigations and audits:

•	certain indemnification obligations related to businesses that we have divested;

•	certain lease obligations, which require us to guarantee the minimum value of the leased asset at the end of the lease;

•	selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses; and

•	certain litigation-related contingencies.

See Note 11 to our unaudited Condensed Consolidated Financial Statements for more information about our commitments and contingent obligations, including our litigation contingencies.

Future Capital Requirements

During 2011, we intend to invest a total of approximately $325 million to $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $240 million to $245 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $15 million. The portion of our long-term debt, as of March 31, 2011, due within the next 12 months totals approximately $117 million, of which approximately $61 million was paid on April 1, 2011 using the proceeds from the sale of our private label yogurt operations. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured credit facility will be sufficient to meet our future capital requirements for the foreseeable future.

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

Conventional milk prices decreased slightly in the first quarter of 2011 compared to the fourth quarter of 2010 with a sharp increase in March. Class I and Class II pricing levels were considerably higher in the first quarter of 2011 as compared to the first quarter of 2010 as prices steadily increased during 2010. We expect Class I and Class II prices to continue to meaningfully increase over the next several months before leveling off in the second half of the year. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 93% of our organic raw milk from a network of approximately 600 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate and a third farm that we lease and have contracted with a third-party to manage and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand thereby creating pricing pressures and creating challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased.

Fuel and Resin Costs — Fresh Dairy Direct-Morningstar purchases diesel fuel to operate its extensive DSD system and incurs fuel surcharge expense related to the products it delivers through third-party carriers. WhiteWave-Alpro primarily relies on third party carriers for product distribution and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies. We believe the price of fuel will remain elevated throughout 2011.

Another significant raw material we use is resin, which is a fossil fuel-based product used to make plastic bottles. Fresh Dairy Direct-Morningstar purchases approximately 28 million pounds of resin and bottles per month. Recently, we have experienced a sharp increase in the price of resin. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We believe the prices of diesel and resin will continue to increase in 2011.

Competitive Environment

As a result of the intensely competitive dairy environment, we have been subject to a number of competitive bidding situations in Fresh Dairy Direct-Morningstar, which has reduced our profitability on sales to several customers. The dairy industry has experienced widespread price renegotiations. In bidding situations, we are subject to the risk of losing certain customers altogether. The loss of any of our largest customers could have a material adverse impact on our financial results. We do not generally enter into sales agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In addition, supermarkets and food retailers have utilized competitive pricing on dairy products to drive traffic volume and influence customer loyalty, which has significantly reduced their profit margins realized on the sale of such products. This margin compression is being absorbed by dairy processors, which negatively impacts our margins. Also, these industry dynamics continue to drive private label market share gains over branded products, which impacted the growth and profitability of our regionally branded products. With unusually low pricing on private label gallons of fresh fluid milk, our regionally branded products are exposed to significantly wider retail price gaps versus private label products.

In the first quarter of 2011, the competitive pressures and consumer environment remained challenging; however, we began to see initial signs of stabilization. Retail pricing for private label milk improved in the first quarter as retailers began to reduce their deep discount strategy. In addition to some improvement in retail pricing, wholesale pricing on private label milk appears to have stabilized, although at historically low levels. In response to this ongoing dynamic and significant competitive pressure, many processors, including us, are now placing an increased emphasis on cost reduction in an effort to increase margins. In the first quarter of 2011, we made significant efforts to stabilize margin erosion through pricing and cost cutting initiatives.

While we have experienced initial modest stabilization of retail and wholesale pricing pressures, ongoing challenges to our sales volume performance have become more pronounced. The continued recessionary environment during the first quarter of 2011 has resulted in a significant segment of consumers who are cutting back on purchases of even the most essential items, which has had a pronounced impact on the fluid milk category. We have experienced a reduction in volumes in the industry as a whole, and specifically within our Fresh Dairy Direct-Morningstar segment.

Tax Rate

Income tax expense was recorded at an effective rate of 42.6% in the first three months of 2011 compared to 35.6% in the first three months of 2010. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

See “Part I — Item 1A — Risk Factors” in our 2010 Annual Report on Form 10-K and “Part II — Item 1A — Risk Factors” in this Form 10-Q for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2010 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of March 31, 2011.

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

We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Tennessee Dairy Farmer Actions and Related Mississippi Action

We were named, along with several other defendants, in two putative class action antitrust complaints filed on July 5, 2007. The complaints were filed in the United States District Court for the Middle District of Tennessee, Columbia Division, and allege generally that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. Four additional putative class action complaints were filed in 2007 and 2008 in the United States District Court for the Eastern District of Tennessee, Greeneville Division. The allegations in these complaints are similar to those in the dairy farmer actions. All six of the class actions (collectively, the “dairy farmer actions”) were consolidated and were transferred to the Eastern District of Tennessee, Greeneville Division.

Class certification in the dairy farmer actions was granted in September 2010. Our petition seeking pre-trial leave to appeal that decision was denied by the U.S. Court of Appeals for the Sixth Circuit in March 2011. Defendants asked the district court to decertify the class in a motion filed in April 2011. That motion is pending before the court. A motion for summary judgment was filed by defendants in the dairy farmer actions on July 27, 2010 and remains pending. Presently, trial in the dairy farmer actions is scheduled to begin in August 2011.

Fact discovery and expert discovery are complete, and the parties have submitted expert reports regarding potential damages. Plaintiffs in the dairy farmer actions have submitted expert reports estimating damages at $697 million based on the theories outlined in those reports. Our own expert reports conclude that plaintiffs’ theories of liability and damages are unfounded, and that if proven at trial, would result in no monetary damages. If plaintiffs do prevail on their antitrust claims, any award of monetary damages will be trebled as a matter of law and plaintiffs will also be entitled to apply for an award of attorneys’ fees.

On April 26, 2011, we, along with Gregg Engles and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The allegations in this complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud claim. At this time, we are unable to predict the ultimate outcome of this matter.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. A motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court. The Court has not set a trial date yet for the retailer action.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action.

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company has reached an agreement with the plaintiffs to settle all claims against the Company in this action. Pursuant to the agreement, the Company would be obligated to pay $30 million, and agreed to make certain changes with respect to its raw milk procurement activities at certain of its processing plants located in the Northeast. The latter provision can be modified by the parties or the court, and it is severable from the agreement. Certain parties to the litigation have challenged the provisions of the settlement agreement with respect to milk procurement activities. On April 29, 2011, the plaintiffs and the Company agreed to modify the agreement by eliminating the provision requiring changes in the Company’s raw milk procurement activities, and submitted the modified agreement to the court for preliminary approval. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. A final fairness hearing is scheduled for July 18, 2011, at which time the court will determine whether the settlement agreement is fair, reasonable and adequate. The court also denied the motions to intervene. There can be no assurance that the court will approve the agreement as proposed by the parties.

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company would be required to divest its fluid milk operations in Waukesha, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. The settlement agreements are subject to court approval, and there can be no assurance that the court will approve the agreements as proposed by the parties.

Stockholder Derivative Action

In April 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division, naming the Company’s then current directors, as well as an officer of the Company, and a former director among the defendants. The complaint alleged that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint was transferred to the United States District Court for the Northern District of Texas in March 2010. On January 26, 2011, the court dismissed the complaint with prejudice. In March 2011, plaintiffs made a demand that the Company conduct an investigation of substantially similar allegations. In response to the demand, a special committee of the Board of Directors of the Company was established to conduct its own independent review of the allegations made in the demand letter. The special committee consists of independent board members not named in the litigation.

Kohler Mix Action

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

There have been no material changes from the risk factors disclosed in our 2010 Annual Report on Form 10-K, other than as set forth below:

Pending Antitrust Lawsuits May have a Material Adverse Impact on Our Business.

We are the subject of several antitrust lawsuits, the outcome of which we are unable to predict. Increased scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us. Such lawsuits are expensive to defend, divert management’s attention, and may result in significant judgments. In some cases, these awards would be trebled by statute and successful plaintiffs might be entitled to an award of attorney’s fees. Depending on its size, such a judgment could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but there can be no assurance that such a waiver or amendment could be obtained. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations.

Moreover, these actions expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, merger and acquisition activities are subject to these antitrust and competition laws, which have impacted, and may continue to impact, our ability to pursue strategic transactions.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1*	Letter Agreement between the Company and Kevin C. Yost dated February 5, 2010 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS	XBRL Instance Document(1).

101.SCH	XBRL Taxonomy Extension Schema Document(1).

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1).

101.LAB	XBRL Taxonomy Label Linkbase Document(1).

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.
*	This exhibit is a management or compensatory contract.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ SCOTT K. VOPNI
Scott K. Vopni
Vice President and Chief Accounting Officer

May 10, 2011