Form 10-Q
period 2011-06-30
DEAN FOODS CO
filed 2011-08-09
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 29, 2011, the number of shares outstanding of each class of common stock was: 183,648,151

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$115,807	$92,007
Receivables, net	925,769	891,019
Income tax receivable	32,924	71,337
Inventories, net	488,814	425,576
Deferred income taxes	90,158	141,653
Prepaid expenses and other current assets	83,615	77,510
Assets held for sale	—	117,114

Total current assets	1,737,087	1,816,216
Property, plant and equipment, net	2,072,442	2,113,391
Goodwill	3,189,201	3,179,192
Identifiable intangible and other assets, net	831,327	847,868

Total	$7,830,057	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,253,335	$1,232,876
Current portion of debt	158,222	174,250
Liabilities of disposal groups held for sale	—	3,839
Current portion of litigation settlements	60,000	30,000

Total current liabilities	1,471,557	1,440,965
Long-term debt	3,670,654	3,893,275
Deferred income taxes	718,120	756,714
Other long-term liabilities	364,594	351,645
Long-term litigation settlements	71,300	—
Commitments and contingencies (Note 11)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 183,636,420 and 182,255,334 shares issued and outstanding, with a par value of $0.01 per share	1,836	1,823
Additional paid-in capital	1,072,392	1,061,253
Retained earnings	557,852	583,102
Accumulated other comprehensive loss	(113,353)	(146,653)

Total Dean Foods Company stockholders’ equity	1,518,727	1,499,525
Non-controlling interest	15,105	14,543

Total stockholders’ equity	1,533,832	1,514,068

Total	$7,830,057	$7,956,667

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net sales	$3,298,808	$2,954,653	$6,348,662	$5,915,796
Cost of sales	2,539,247	2,203,230	4,838,819	4,416,579

Gross profit	759,561	751,423	1,509,843	1,499,217
Operating costs and expenses:
Selling and distribution	492,094	457,705	977,896	930,432
General and administrative	153,645	159,423	318,307	310,388
Amortization of intangibles	2,637	2,807	5,375	5,670
Facility closing and reorganization costs	21,226	6,509	31,869	8,060
Litigation settlements	131,300	—	131,300	—
Other operating income	(24,898)	—	(44,388)	—

Total operating costs and expenses	776,004	626,444	1,420,359	1,254,550

Operating income (loss)	(16,443)	124,979	89,484	244,667
Other (income) expense:
Interest expense	63,493	55,369	128,763	113,438
Other income, net	(707)	(306)	(755)	(485)

Total other expense	62,786	55,063	128,008	112,953

Income (loss) from continuing operations before income taxes	(79,229)	69,916	(38,524)	131,714
Income tax expense (benefit)	(26,209)	26,455	(8,886)	48,442

Income (loss) from continuing operations	(53,020)	43,461	(29,638)	83,272
Gain on sale of discontinued operations, net of tax	—	—	—	1,837
Loss from discontinued operations, net of tax	—	(609)	—	(1,342)

Net income (loss)	(53,020)	42,852	(29,638)	83,767
Net loss attributable to non-controlling interest	2,507	1,935	4,388	4,172

Net income (loss) attributable to Dean Foods Company	$(50,513)	$44,787	$(25,250)	$87,939

Average common shares:
Basic	183,359,651	181,635,778	183,090,128	181,436,376
Diluted	183,359,651	182,390,849	183,090,128	183,116,492
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48
Income (loss) from discontinued operations attributable to Dean Foods Company	—	—	—	—

Net income (loss) attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48
Income (loss) from discontinued operations attributable to Dean Foods Company	—	—	—	—

Net income (loss) attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,381,086	13	(4,934)	—	—	—	(4,921)
Share-based compensation expense	—	—	16,073	—	—	—	16,073
Capital contribution from non-controlling interest	—	—	—	—	—	4,950	4,950
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,388)	(4,388)
Other comprehensive income (loss):
Net loss attributable to Dean Foods Company	—	—	—	(25,250)	—	—	(25,250)	$(25,250)
Change in fair value of derivative instruments, net of tax benefit of $14,194	—	—	—	—	(21,450)	—	(21,450)	(21,450)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,634	—	—	—	—	16,531	—	16,531	16,531
Cumulative translation adjustment	—	—	—	—	35,066	—	35,066	35,066
Pension liability adjustment, net of tax of $1,671	—	—	—	—	3,153	—	3,153	3,153

Comprehensive income								$8,050

Balance, June 30, 2011	183,636,420	$1,836	$1,072,392	$557,852	$(113,353)	$15,105	$1,533,832

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock, net of tax impact of share-based compensation	1,243,880	12	190	—	—	—	202
Share-based compensation expense	—	—	19,586	—	—	—	19,586
Capital contribution from non-controlling interest	—	—	—	—	—	4,621	4,621
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,172)	(4,172)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	87,939	—	—	87,939	87,939
Change in fair value of derivative instruments, net of tax benefit of $9,873	—	—	—	—	(15,853)	—	(15,853)	(15,853)
Amounts reclassified to income statement related to hedging activities, net of tax of $20,475	—	—	—	—	32,710	—	32,710	32,710
Cumulative translation adjustment	—	—	—	—	(48,470)	—	(48,470)	(48,470)
Pension liability adjustment, net of tax of $2,009	—	—	—	—	3,204	—	3,204	3,204

Comprehensive income								$59,530

Balance, June 30, 2010	182,098,043	$1,821	$1,045,278	$579,550	$(195,385)	$15,735	$1,446,999

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(29,638)	$83,767
Loss from discontinued operations	—	1,342
Gain on sale of discontinued operations	—	(1,837)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,339	133,534
Share-based compensation expense	18,651	20,619
(Gain) loss on divestitures and other, net	(28,002)	128
Deferred income taxes	5,737	13,093
Other	132	291
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(28,822)	15,494
Inventories, net	(63,489)	(20,558)
Prepaid expenses and other assets	2,923	(188)
Accounts payable and accrued expenses	23,461	(34,792)
Income taxes receivable/payable	34,056	32,593
Litigation settlements	101,300	—

Net cash provided by operating activities-continuing operations	179,648	243,486
Net cash provided by operating activities-discontinued operations	—	793

Net cash provided by operating activities	179,648	244,279
Cash flows from investing activities:
Payments for property, plant and equipment	(118,754)	(112,893)
Proceeds from divestitures	185,713	—
Proceeds from sale of fixed assets	4,685	5,081

Net cash provided by (used in) investing activities-continuing operations	71,644	(107,812)
Net cash used in investing activities-discontinued operations	—	(133)

Net cash provided by (used in) investing activities	71,644	(107,945)
Cash flows from financing activities:
Repayment of debt	(182,639)	(75,954)
Proceeds from senior secured revolver	1,940,290	1,830,400
Payments for senior secured revolver	(1,997,190)	(1,843,100)
Proceeds from receivables-backed facility	2,462,000	650,000
Payments for receivables-backed facility	(2,462,000)	(650,000)
Payments for deferred financing costs	—	(34,234)
Issuance of common stock, net of share repurchases for withholding taxes	3,848	1,586
Capital contribution from non-controlling interest	4,950	4,621

Net cash used in financing activities	(230,741)	(116,681)
Effect of exchange rate changes on cash and cash equivalents	3,249	(3,596)

Increase in cash and cash equivalents	23,800	16,057
Cash and cash equivalents, beginning of period	92,007	45,190

Cash and cash equivalents, end of period	$115,807	$61,247

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2011 and 2010

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

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on March 1, 2011. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the period ended June 30, 2011 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

As of June 30, 2011, we have presented an accrual related to a proposed litigation settlement in a new line item entitled current portion of litigation settlements. In prior periods, litigation settlement accruals were presented within the accounts payable and other accrued expenses line item. Our historical balance sheet has been recast to conform to the current presentation. See Note 11 for further information regarding our litigation settlements.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

Recently Issued Accounting Pronouncements — In May 2011, in an effort to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued an Accounting Standards Update related to “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard expands existing disclosure requirements for fair value measurements and makes certain other amendments, including a requirement to categorize, by level in the fair value hierarchy, items that are required to be disclosed, but not measured, at fair value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

In June 2011, the FASB issued an Accounting Standards Update related to “Presentation of Comprehensive Income.” This standard revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously accepted presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented in the financial statements. We are currently evaluating the impact this standard will have on the presentation of our consolidated financial statements.

2. Divestitures and Discontinued Operations

Pending and Completed Divestitures

In the first quarter of 2011, we committed to a plan to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. This operation did not meet the requirements to be accounted for as a discontinued operation. On August 3, 2011, we entered into an asset purchase agreement with a third party for the sale of the Waukesha facility. The DOJ has agreed to grant additional time to the Company to complete the divestiture.

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations. These operations were a part of our Fresh Dairy Direct-Morningstar segment. The decision to sell these operations was part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. These operations did not meet the requirements to be accounted for as discontinued operations.

On February 1, 2011, we completed the sale of our Mountain High yogurt operations for cash proceeds of approximately $85 million. We used the proceeds from the sale to prepay a portion of the outstanding 2012 tranche A term loan borrowings under our senior secured credit facility. We completed the sale of our private label yogurt operations for cash proceeds of approximately $93 million on April 1, 2011 and used these proceeds for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings. See Note 5.

We recorded a net pre-tax gain of $24.9 million and $44.4 million during the three-month and six-month periods ended June 30, 2011, respectively, related to our divestitures and the write down of our Waukesha operations. The gain was recorded in other operating income in our unaudited Condensed Consolidated Statements of Operations.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The following is a summary of the assets and liabilities of our Mountain High and private label yogurt operations as of December 31, 2010:

December 31, 2010
(In thousands)
Assets:
Current assets	$8,329
Property, plant and equipment, net	26,346
Goodwill, identifiable intangible and other assets	82,439

Assets held for sale	$117,114

Liabilities:
Accounts payable and accrued expenses	$3,839

At June 30, 2011, assets held for sale related to divestitures were immaterial and are included in prepaid expenses and other current assets in our unaudited Condensed Consolidated Balance Sheets.

Discontinued Operations

On August 4, 2010 we completed the sale of the business operations of our Rachel’s Dairy Companies (“Rachel’s”), which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. As a result of the sale, we recognized a gain of $5.7 million, net of tax, in the third quarter of 2010. The decision to sell Rachel’s was part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010.

The following is a summary of the operating results of our Rachel’s discontinued operations:

	Three Months Ended June 30 2010	Six Months Ended June 30 2010
	(In thousands)
Operations:
Net sales	$11,193	$22,391

Loss before income taxes	(1,124)	(1,778)
Income tax benefit	515	557

Net loss	$(609)	$(1,221)

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

3. Inventories, net

Inventories, net of reserves of $4.9 million and $5.9 million at June 30, 2011 and December 31, 2010, respectively, consisted of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Raw materials and supplies	$203,103	$187,176
Finished goods	285,711	238,400

Total	$488,814	$425,576

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	Fresh Dairy Direct- Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2010	$2,472,767	$706,425	$3,179,192
Foreign currency translation	—	13,923	13,923
Divestitures (see Note 2)	(3,914)	—	(3,914)

Balance at June 30, 2011	$2,468,853	$720,348	$3,189,201

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$596,606	$—	$596,606	$593,387	$—	$593,387
Intangible assets with finite lives:
Customer-related and other(1)	134,141	(49,364)	84,777	133,829	(44,622)	89,207
Trademarks(1)(2)	10,564	(4,360)	6,204	18,614	(4,474)	14,140

Total	$741,311	$(53,724)	$687,587	$745,830	$(49,096)	$696,734

(1)

We wrote off $4.6 million of indefinite-lived intangibles and $1.5 million of net finite-lived intangibles during the first six months of 2011 related to the divestitures disclosed in Note 2. The increase in the gross carrying amount of intangible assets with indefinite lives is primarily the result of foreign currency translation adjustments.

(2)	In the first six months of 2011, we sold a trademark with a gross carrying amount of $7.5 million.

Amortization expense on intangible assets for the three months ended June 30, 2011 and 2010 was $2.6 million and $2.8 million, respectively. Amortization expense on intangible assets for the six months ended

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

June 30, 2011 and 2010 was $5.4 million and $5.7 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2011	$10.6
2012	9.3
2013	9.3
2014	8.6
2015	8.6

5. Debt

	June 30, 2011			December 31, 2010
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,800,228	3.11	%*	$3,033,529	2.96	%*
Senior notes due 2016	498,861	7.00		498,765	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,699,089			3,932,294

Subsidiary debt obligations:
Senior notes due 2017	128,293	6.90		127,504	6.90
Receivables-backed facility	—			—
Capital lease obligations and other	1,494			7,727
Alpro revolving credit facility	—			—

	129,787			135,231

	3,828,876			4,067,525
Less current portion	(158,222)			(174,250)

Total long-term portion	$3,670,654			$3,893,275

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.

The scheduled maturities of long-term debt at June 30, 2011, were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2011	$27,583	$17,832	$8,836		$915
2012	246,852	169,396	17,675		59,781
2013	231,807	213,975	17,675		157
2014	1,289,355	276,384	676,230		336,741
2015	10,535	—	10,535		—
Thereafter	2,037,590	—	995,590	**	1,042,000

Subtotal	3,843,722	677,587	1,726,541		1,439,594
Less discounts	(14,846)	—	—		(14,846)

Total outstanding debt	$3,828,876	$677,587	$1,726,541		$1,424,748

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A, and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At June 30, 2011, there were outstanding borrowings of $678 million under the term loan A, $1.73 billion under the term loan B and $396 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the six months ended June 30, 2011 was $125.2 million. Letters of credit in the aggregate amount of $170.3 million were issued under the revolving credit facility but undrawn.

On July 12, 2011, we announced that we entered into a settlement agreement with the plaintiffs in the Tennessee dairy farmer actions. As part of the proposed settlement agreement, which has been granted preliminary approval by the United States District Court for the Eastern District of Tennessee, we have issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. See Note 11 for further information regarding the settlement.

As of July 29, 2011, $121.6 million was outstanding under our senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $250.3 million that were issued but undrawn.

The amended and restated senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swingline loans. No principal payments are due on the revolving credit facility until April 2, 2012, at which time any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments would become payable. No principal payments are due on the remaining $1.275 billion of extended revolving credit facility commitments until April 2, 2014. The credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

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

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval from our lenders: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times, (3) we acquire at least 51% of the

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The liquidity termination date for the receivables-backed facility is September 30, 2011. We intend and expect to renew the facility under similar terms currently established at the end of the current term.

The total value of receivables sold to these entities as of June 30, 2011 was $861.7 million. During the first six months of 2011, we borrowed and subsequently repaid $2.5 billion under this facility with no remaining drawn balance at June 30, 2011. Our average daily balance under the receivables-backed facility during the six months ended June 30, 2011 was $316.1 million. The facility bears interest at a variable rate based upon commercial paper rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $531.3 million of availability as of June 30, 2011, based on this formula. As of July 29, 2011, $420.0 million was outstanding under our receivables-backed facility.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes. The senior notes were sold in a private placement to qualified institutional buyers and in offshore transactions and were not registered under the Securities Act of 1933. On August 3, 2011, we exchanged $400 million of the senior notes for new notes evidencing the same indebtedness and with substantially similar terms as the corresponding series of old notes, except that the new notes are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year, commencing June 15, 2011.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2011 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year, beginning December 1, 2006. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2011 was $498.9 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at June 30, 2011 was $128.3 million at 6.90% interest.

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

Alpro Revolving Credit Facility — On July 8, 2011, Alpro N.V. renewed its multicurrency revolving credit facility for borrowings in an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Proceeds under the facility may be used for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility is available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2012. At June 30, 2011, there were no outstanding borrowings under this facility.

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the Dean Foods Company senior notes due 2016 and 2018 and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture, in addition to our receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,681	$10,693	$95,433	$—	$115,807
Receivables, net	948	20,907	903,914	—	925,769
Income tax receivable	32,885	—	39	—	32,924
Inventories, net	—	456,094	32,720	—	488,814
Intercompany receivables	204,256	4,555,609	—	(4,759,865)	—
Other current assets	65,681	91,513	16,579	—	173,773

Total current assets	313,451	5,134,816	1,048,685	(4,759,865)	1,737,087
Property, plant and equipment, net	325	1,850,195	221,922	—	2,072,442
Goodwill	—	3,009,603	179,598	—	3,189,201
Identifiable intangible and other assets, net	78,669	599,166	153,492	—	831,327
Investment in subsidiaries	9,572,743	—	—	(9,572,743)	—

Total	$9,965,188	$10,593,780	$1,603,697	$(14,332,608)	$7,830,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$131,225	$1,044,009	$78,101	$—	$1,253,335
Intercompany payables	3,894,317	—	865,548	(4,759,865)	—
Current portion of debt	157,274	685	263	—	158,222
Current portion of litigation settlements	60,000	—	—	—	60,000

Total current liabilities	4,242,816	1,044,694	943,912	(4,759,865)	1,471,557
Long-term debt	3,541,814	128,568	272	—	3,670,654
Other long-term liabilities	590,531	383,260	108,923	—	1,082,714
Long-term litigation settlements	71,300	—	—	—	71,300
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,518,727	9,037,258	535,485	(9,572,743)	1,518,727
Non-controlling interest	—	—	15,105	—	15,105

Total stockholders’ equity	1,518,727	9,037,258	550,590	(9,572,743)	1,533,832

Total	$9,965,188	$10,593,780	$1,603,697	$(14,332,608)	$7,830,057

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$307	$9,750	$81,950	$—	$92,007
Receivables, net	353	33,941	856,725	—	891,019
Income tax receivable	71,173	—	164	—	71,337
Inventories, net	—	394,862	30,714	—	425,576
Intercompany receivables	193,051	4,211,670	13,924	(4,418,645)	—
Other current assets	105,345	96,967	16,851	—	219,163
Assets held for sale	—	117,114	—	—	117,114

Total current assets	370,229	4,864,304	1,000,328	(4,418,645)	1,816,216
Property, plant and equipment, net	222	1,900,192	212,977	—	2,113,391
Goodwill	—	3,013,516	165,676	—	3,179,192
Identifiable intangible and other assets, net	88,135	616,435	143,298	—	847,868
Investment in subsidiaries	9,335,787	—	—	(9,335,787)	—

Total	$9,794,373	$10,394,447	$1,522,279	$(13,754,432)	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,869	$1,014,819	$79,188	$—	$1,232,876
Intercompany payables	3,568,750	21,586	828,309	(4,418,645)	—
Current portion of debt	167,540	6,454	256	—	174,250
Litigation settlements	30,000	—	—	—	30,000
Liabilities of disposal groups held for sale	—	3,839	—	—	3,839

Total current liabilities	3,905,159	1,046,698	907,753	(4,418,645)	1,440,965
Long-term debt	3,764,754	127,892	629	—	3,893,275
Other long-term liabilities	624,935	379,017	104,407	—	1,108,359
Stockholders’ equity:
Dean Foods Company stockholders’ equity	1,499,525	8,840,840	494,947	(9,335,787)	1,499,525
Non-controlling interest	—	—	14,543	—	14,543

Total stockholders’ equity	1,499,525	8,840,840	509,490	(9,335,787)	1,514,068

Total	$9,794,373	$10,394,447	$1,522,279	$(13,754,432)	$7,956,667

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,199,424	$99,384	$—	$3,298,808
Cost of sales	—	2,478,705	60,542	—	2,539,247

Gross profit	—	720,719	38,842	—	759,561
Selling and distribution	—	469,048	23,046	—	492,094
General and administrative	2,648	138,320	12,677	—	153,645
Amortization of intangibles	—	2,280	357	—	2,637
Facility closing and reorganization costs	—	21,226	—	—	21,226
Litigation settlements	131,300	—	—	—	131,300
Other operating income	(800)	(24,098)	—	—	(24,898)
Interest expense	60,244	3,036	213	—	63,493
Other (income) expense, net	(1,798)	1,968	(877)	—	(707)
Income from subsidiaries	(112,365)	—	—	112,365	—

Income (loss) from continuing operations before income taxes	(79,229)	108,939	3,426	(112,365)	(79,229)
Income tax expense (benefit)	(26,209)	43,108	(636)	(42,472)	(26,209)

Net income (loss)	(53,020)	65,831	4,062	(69,893)	(53,020)
Net loss attributable to the non-controlling interest	2,507	—	2,507	(2,507)	2,507

Net income (loss) attributable to Dean Foods Company	$(50,513)	$65,831	$6,569	$(72,400)	$(50,513)

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statements of Operations for the Three Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,866,940	$87,713	$—	$2,954,653
Cost of sales	—	2,151,097	52,133	—	2,203,230

Gross profit	—	715,843	35,580	—	751,423
Selling and distribution	—	436,929	20,776	—	457,705
General and administrative	3,055	144,065	12,303	—	159,423
Amortization of intangibles	—	2,489	318	—	2,807
Facility closing and reorganization costs	—	6,509	—	—	6,509
Interest expense	52,848	2,238	283	—	55,369
Other (income) expense, net	(3,000)	3,208	(514)	—	(306)
Income from subsidiaries	(122,819)	—	—	122,819	—

Income from continuing operations before income taxes	69,916	120,405	2,414	(122,819)	69,916
Income taxes	26,455	45,559	1,097	(46,656)	26,455

Income from continuing operations	43,461	74,846	1,317	(76,163)	43,461
Loss from discontinued operations, net of tax	(609)	—	(609)	609	(609)

Net income	42,852	74,846	708	(75,554)	42,852
Net loss attributable to the non-controlling interest	1,935	—	1,935	(1,935)	1,935

Net income attributable to Dean Foods Company	$44,787	$74,846	$2,643	$(77,489)	$44,787

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$6,149,284	$199,378	$—	$6,348,662
Cost of sales	—	4,720,140	118,679	—	4,838,819

Gross profit	—	1,429,144	80,699	—	1,509,843
Selling and distribution	—	928,067	49,829	—	977,896
General and administrative	5,307	288,387	24,613	—	318,307
Amortization of intangibles	—	4,676	699	—	5,375
Facility closing and reorganization costs	—	31,869	—	—	31,869
Litigation settlements	131,300	—	—	—	131,300
Other operating income	(800)	(43,588)	—	—	(44,388)
Interest expense	122,565	5,824	374	—	128,763
Other (income) expense, net	(4,498)	5,166	(1,423)	—	(755)
Income from subsidiaries	(215,350)	—	—	215,350	—

Income (loss) from continuing operations before income taxes	(38,524)	208,743	6,607	(215,350)	(38,524)
Income tax expense (benefit)	(8,886)	85,585	(613)	(84,972)	(8,886)

Net income (loss)	(29,638)	123,158	7,220	(130,378)	(29,638)
Net loss attributable to non-controlling interest	4,388	—	4,388	(4,388)	4,388

Net income (loss) attributable to Dean Foods Company	$(25,250)	$123,158	$11,608	$(134,766)	$(25,250)

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statements of Operations for the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$5,732,645	$183,151	$—	$5,915,796
Cost of sales	—	4,308,863	107,716	—	4,416,579

Gross profit	—	1,423,782	75,435	—	1,499,217
Selling and distribution	—	882,700	47,732	—	930,432
General and administrative	2,219	284,271	23,898	—	310,388
Amortization of intangibles	—	5,010	660	—	5,670
Facility closing and reorganization costs	—	8,060	—	—	8,060
Interest expense	107,977	4,851	610	—	113,438
Other (income) expense, net	(2,259)	2,435	(661)	—	(485)
Income from subsidiaries	(239,651)	—	—	239,651	—

Income from continuing operations before income taxes	131,714	236,455	3,196	(239,651)	131,714
Income taxes	48,442	86,964	1,453	(88,417)	48,442

Income from continuing operations	83,272	149,491	1,743	(151,234)	83,272
Loss from discontinued operations, net of tax	(1,342)	(121)	(1,221)	1,342	(1,342)
Gain on sale of discontinued operations, net of tax	1,837	—	1,837	(1,837)	1,837

Net income	83,767	149,370	2,359	(151,729)	83,767
Net loss attributable to non-controlling interest	4,172	—	4,172	(4,172)	4,172

Net income attributable to Dean Foods Company	$87,939	$149,370	$6,531	$(155,901)	$87,939

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$107,610	$104,947	$(32,909)	$179,648
Payments for property, plant and equipment	—	(111,975)	(6,779)	(118,754)
Proceeds from divestitures	—	185,713	—	185,713
Proceeds from sale of fixed assets	—	4,644	41	4,685

Net cash provided by (used in) investing activities	—	78,382	(6,738)	71,644
Repayment of debt	(176,402)	(5,880)	(357)	(182,639)
Proceeds from senior secured revolver	1,940,290	—	—	1,940,290
Payments for senior secured revolver	(1,997,190)	—	—	(1,997,190)
Proceeds from receivables-backed facility	—	—	2,462,000	2,462,000
Payments for receivables-backed facility	—	—	(2,462,000)	(2,462,000)
Issuance of common stock, net of share repurchases for withholding taxes	3,848	—	—	3,848
Capital contribution from non-controlling interest	—	—	4,950	4,950
Net change in intercompany balances	131,218	(176,506)	45,288	—

Net cash provided by (used in) financing activities	(98,236)	(182,386)	49,881	(230,741)
Effect of exchange rate changes on cash and cash equivalents	—	—	3,249	3,249

Increase in cash and cash equivalents	9,374	943	13,483	23,800
Cash and cash equivalents, beginning of period	307	9,750	81,950	92,007

Cash and cash equivalents, end of period	$9,681	$10,693	$95,433	$115,807

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by continuing operations	$94,138	$84,626	$64,722	$243,486
Net cash provided by discontinued operations	—	—	793	793

Net cash provided by operating activities	94,138	84,626	65,515	244,279
Payments for property, plant and equipment	(283)	(108,498)	(4,112)	(112,893)
Proceeds from sale of fixed assets	—	5,054	27	5,081

Net cash used in investing activities — continuing operations	(283)	(103,444)	(4,085)	(107,812)
Net cash used in investing activities — discontinued operations	—	—	(133)	(133)

Net cash used in investing activities	(283)	(103,444)	(4,218)	(107,945)
Repayment of debt	(70,148)	(5,649)	(157)	(75,954)
Proceeds from senior secured revolver	1,830,400	—	—	1,830,400
Payments for senior secured revolver	(1,843,100)	—	—	(1,843,100)
Proceeds from receivables-backed facility	—	—	650,000	650,000
Payments for receivables-backed facility	—	—	(650,000)	(650,000)
Payment of deferred financing costs	(34,234)	—	—	(34,234)
Issuance of common stock, net of share repurchases for withholding taxes	1,586	—	—	1,586
Capital contribution from non-controlling interest	—	—	4,621	4,621
Net change in intercompany balances	24,070	29,882	(53,952)	—

Net cash provided by (used in) financing activities	(91,426)	24,233	(49,488)	(116,681)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,596)	(3,596)

Increase (decrease) in cash and cash equivalents	2,429	5,415	8,213	16,057
Cash and cash equivalents, beginning of period	9,665	—	35,525	45,190

Cash and cash equivalents, end of period	$12,094	$5,415	$43,738	$61,247

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

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

The following table summarizes our various interest rate agreements as of June 30, 2011:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.91%	March 30, 2012	$1,250
1.60% to 1.84%(1)	December 31, 2013	800
2.75% to 2.84%(1)	March 31, 2016	200
2.70% to 3.17%(1)	March 31, 2017	650

(1)	In August 2010 and April 2011, we entered into forward-starting interest rate swap agreements with an effective date of March 30, 2012.

These swaps are recorded as an asset or liability in our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness for the three and six months ended June 30, 2011 and 2010.

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

Commodities — We are exposed to commodity price fluctuations, including milk, soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

are designated as hedging instruments when appropriate. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. See the table below for a summary of the foreign currency related financial instruments outstanding at June 30, 2011. We did not have any outstanding foreign currency related financial instruments at December 31, 2010.

As of June 30, 2011 and December 31, 2010, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$51,370	$59,379
Interest rate swap contracts — noncurrent(2)	—	4,156	21,637	13,058
Commodities contracts — current(1)	105	2,754	981	—
Foreign currency contracts — current(1)	—	—	177	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	3,062	1,478	2,702	947

Total derivatives	$3,167	$8,388	$76,867	$73,384

(1)

Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in prepaid expenses and other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.

(2)

Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and six months ended June 30, 2011 and 2010 were:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Losses on interest rate swap contracts(1)	$14,731	$21,961	$31,771	$53,185
Gains on commodities contracts(2)	3,554	—	4,606	—

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $51.4 million of hedging activity related to our interest rate swaps, $0.9 million of hedging activity related to our commodities contracts and $0.2 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 is as follows (in thousands):

	Fair Value as of June 30, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$73,007	$—	$73,007	$—
Asset — Commodities contracts	3,167	—	3,167	—
Liability — Commodities contracts	3,683	—	3,683	—
Liability — Foreign currency contracts	177	—	177	—

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

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

The fair value of our Dean Foods Company senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$128,293	$139,160	$127,504	$123,185
Dean Foods Company senior notes due 2016	498,861	495,000	498,765	458,750
Dean Foods Company senior notes due 2018	400,000	425,000	400,000	403,000

We hold certain deferred compensation assets that are held at fair value. The following table presents a summary of these assets measured at fair value on a recurring basis as of June 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$87	$—	$87	$—
Mutual funds	3	—	3	—

The following table presents a summary of the deferred compensation assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$3,502	$—	$3,502	$—
Mutual funds	1,013	—	1,013	—

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first six months of 2011:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	21,523,733	$20.20
Granted	1,866,558	10.35
Forfeited and canceled(1)	(2,256,802)	22.42
Exercised	(686,115)	9.99

Options outstanding at June 30, 2011	20,447,374	19.40	4.91	$4,993,598

Options exercisable at June 30, 2011	16,912,243	20.58	4.09	$1,349,963

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Six Months Ended June 30
	2011	2010
Expected volatility	41%	34%
Expected dividend yield	—%	—%
Expected option term	5 years	5 years
Risk-free rate of return	2.19% to 2.30%	2.11% to 2.59%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first six months of 2011:

	Employees	Directors	Total
Stock units outstanding at December 31, 2010	2,648,843	70,386	2,719,229
Stock units issued	863,427	53,792	917,219
Shares issued upon vesting of stock units	(641,830)	(21,797)	(663,627)
Stock units canceled or forfeited(1)	(539,856)	—	(539,856)

Stock units outstanding at June 30, 2011	2,330,584	102,381	2,432,965

Weighted average grant date fair value	$15.15	$11.83	$15.03

(1)

Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity during the first six months of 2011:

Units
Outstanding at December 31, 2010	10,812,001
Granted	2,593,750
Converted/paid	—
Forfeited	(1,330,667)

Outstanding at June 30, 2011	12,075,084

Vested at June 30, 2011	—

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first six months of 2011:

Shares
Outstanding at December 31, 2010	—
Granted	1,177,755
Converted/paid	—
Forfeited	(58,982)

Outstanding at June 30, 2011	1,118,773

Vested at June 30, 2011	—

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Stock Options	$2,834	$4,327	$6,196	$8,547
Stock Units	4,847	5,804	9,877	11,039
Cash Performance Units	656	18	865	1,033
Phantom Shares	1,209	—	1,713	—

Total	$9,546	$10,149	$18,651	$20,619

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

8. Earnings Per Share

Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding during each period. Diluted EPS is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted EPS for the three and six month periods ended June 30, 2011, as we incurred a loss for these periods and any effect on EPS would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted EPS:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income (loss) from continuing operations	$(53,020)	$43,461	$(29,638)	$83,272
Net loss attributable to non-controlling interest	2,507	1,935	4,388	4,172

Income (loss) from continuing operations attributable to Dean Foods Company	$(50,513)	$45,396	$(25,250)	$87,444
Denominator:
Average common shares	183,359,651	181,635,778	183,090,128	181,436,376

Basic EPS from continuing operations attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48

Diluted EPS computation:
Numerator:
Income (loss) from continuing operations	$(53,020)	$43,461	$(29,638)	$83,272
Net loss attributable to non-controlling interest	2,507	1,935	4,388	4,172

Income (loss) from continuing operations attributable to Dean Foods Company	$(50,513)	$45,396	$(25,250)	$87,444
Denominator:
Average common shares — basic	183,359,651	181,635,778	183,090,128	181,436,376
Stock option conversion(1)	—	694,603	—	1,262,075
Stock units(2)	—	60,468	—	418,041

Average common shares — diluted	183,359,651	182,390,849	183,090,128	183,116,492

Diluted EPS from continuing operations attributable to Dean Foods Company	$(0.28)	$0.25	$(0.14)	$0.48

(1) Anti-dilutive common shares excluded	19,501,731	19,982,698	21,195,988	17,267,460
(2) Anti-dilutive stock units excluded	1,086,202	1,485,961	837,809	165,211

9. Employee Retirement and Postretirement Benefits

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and we contribute to various multi-employer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$710	$683	$1,420	$1,366
Interest cost	3,803	4,152	7,606	8,304
Expected return on plan assets	(4,241)	(4,121)	(8,482)	(8,242)
Recognized settlement gain	—	—	—	—
Amortizations:
Unrecognized transition obligation	28	28	56	56
Prior service cost	191	179	382	358
Unrecognized net loss	2,265	2,285	4,530	4,570

Net periodic benefit cost	$2,756	$3,206	$5,512	$6,412

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7	$6	$14	$12
Interest cost	190	242	380	484
Amortizations:
Prior service cost	(16)	(16)	(32)	(32)
Unrecognized net loss	124	131	248	262

Net periodic benefit cost	$305	$363	$610	$726

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Fresh Dairy Direct-Morningstar:
Closure of facilities(1)	$12,425	$2,009	$13,505	$3,560
Broad-based reduction of facility and distribution personnel(2)	—	4,500	(281)	4,500
Organization Optimization Initiative(3)	119	—	1,892	—

Total Fresh Dairy Direct-Morningstar	$12,544	$6,509	$15,116	$8,060

Corporate:
Department Realignment(4)	(559)	—	2,412	—
Organization Optimization Initiative(3)	9,241	—	14,341	—

Total Corporate	$8,682	$—	$16,753	$—

Total	$21,226	$6,509	$31,869	$8,060

(1)

These charges in 2011 and 2010 primarily relate to facility closures in Newport, Kentucky; Baxley, Georgia; Florence, South Carolina; and Flint, Michigan, as well as previously announced closures. We have incurred $52.6 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $2.9 million, related to shutdown and other costs. As we continue the evaluation of our supply chain described more fully below it is likely that we will close additional facilities in the future.

(2)

Charges in 2010 relate to a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment impacting approximately 230 positions. Implementation began during the second quarter of 2010 and was carried out over the balance of the year. The reduction in workforce affected employees across the country and was a result of operational changes from supply chain initiatives. The workforce reduction costs related to this plan were part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the second quarter of 2010. We incurred a total of $3.1 million related to this initiative and do not expect to incur any additional charges going forward; however, additional supply chain initiatives are expected to result in further broad-based reductions of facility and distribution personnel throughout 2011 and 2012. As the specifics of such initiatives are being developed, the charges expected are not currently estimable.

(3)

In the first quarter of 2011 we initiated a significant cost reduction program that is incremental to our other ongoing cost-savings initiatives. This initiative is focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we expect to eliminate approximately 125 corporate and field positions by the end of the third quarter of 2011. The charges recorded during the six months ended June 30, 2011 relate to workforce reduction costs associated with the first two tranches of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. We have incurred $16.2 million of charges related to this initiative to date. Because each tranche is individually approved, future costs are not yet estimable.

(4)

In 2010, as a result of peer comparisons and our ongoing cost control initiatives, our management team approved a multi-year cost reduction plan aimed at centralization and process improvement, as well as

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

business unit and functional organization redesigns. Charges in 2011 relate to workforce reduction costs associated with this plan. The plan was implemented during the fourth quarter of 2010 beginning with the redesign of certain functions within human resources, legal and finance. The plan is ultimately expected to result in the elimination of approximately 150 to 200 positions throughout 2011 and 2012 as each function reorganizes its processes in line with the peer comparisons and internally developed functional blueprints as approved by an executive operating team. We have incurred $5.3 million of charges related to this initiative to date. As these individual plans and terminations are not yet approved, future costs are not yet estimable.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and decision-making infrastructure, supply chain, selling organization, brand building and product innovation. These initiatives will require investments in people, systems, tools and facilities. As a direct result of these initiatives, over the next several years, we will incur additional facility closing and reorganization costs, including:

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

Activity for the six months ended June 30, 2011 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2010	Charges	Payments	Accrued Charges at June 30, 2011
	(In thousands)
Cash charges:
Workforce reduction costs	$3,860	$18,225	$(15,076)	$7,009
Shutdown costs	16	1,338	(1,394)	(40)
Lease obligations after shutdown	—	52	(52)	—
Other	5	537	(539)	3

Subtotal	$3,881	$20,152	$(17,061)	$6,972

Noncash charges:
Write-down of assets		11,922
(Gain)/ loss on sale of related assets		(205)

Total charges		$31,869

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. We have not terminated or materially breached any of our related milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of June 30, 2011. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

On July 12, 2011, we announced that we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The plaintiffs have filed a motion that the Court re-consider its decertification order. In order to pursue a final and certain resolution of this matter consistent with the settlement agreement, we have filed a motion with the Court concerning the impact of the decertification order on our settlement agreement, including whether the settlement agreement remains appropriately and adequately enforceable against the entire original plaintiff class. The motion is scheduled to be heard by the Court on August 12, 2011. Until we have further clarification, there can be no assurance that the settlement agreement will receive final approval in its current form, or at all.

We have recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The allegations in this complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud claim. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is identical to the geographic market alleged in the Tennessee dairy farmer actions. Mississippi farmers who would be included in the class proposed in the Mississippi action would likely also be included in the class certified in the Tennessee dairy farmer actions. Members of the Tennessee class who failed to exclude themselves from that class, or who excluded themselves but are permitted to opt back into that class for purposes of the settlement with Dean, will be bound by the settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

At this time, we are unable to predict the ultimate outcome of these matters.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court. The Court has not set a trial date yet for the retailer action.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. At this time, we are unable to predict the ultimate outcome of these matters.

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company reached an agreement with the plaintiffs to settle all claims against the Company in this action. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. Pursuant to the agreement, the Company paid $30 million into an escrow fund pending final approval of the settlement agreement. The court convened a final fairness hearing on July 18, 2011 for the purpose of evaluating the fairness, reasonableness and adequacy of the settlement, and granted final approval of the settlement on August 3, 2011.

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company is required to divest its fluid milk operations in Waukesha, Wisconsin, comply with certain margin limitations on the sale of school milk in the Upper Peninsula

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. On July 29, 2011, the court granted final approval of the settlement with the DOJ. Pursuant to the order, the Company was required to complete its divestiture of the facility within five days of entry of the final judgment, or August 3, subject to extension upon agreement by the DOJ. On August 3, 2011, we entered into an asset purchase agreement with a third party for the sale of the Waukesha facility. The DOJ has agreed to grant additional time to the Company to complete the divestiture.

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

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. Pre-trial hearing is set for August 24, 2011.

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

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all of these states, have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We have reached an agreement in principle to settle the State of Delaware’s claims. The settlement amount is not material to our unaudited Condensed Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate combined outcome of the remaining examinations.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

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

WhiteWave manufactures, develops, markets and sells a variety of nationally branded plant-based beverages and other soy products, including Silk plant-based beverages such as soy, almond and coconut milks and cultured soy products; dairy and dairy-related products, such as Horizon Organic milk and other dairy products; and International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products. Alpro is a leading provider of branded soy-based beverages and food products in Europe and markets its products under the Alpro and Provamel brands. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

We are currently evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group including, but not limited to, selling our interest in this operation. There can be no assurance that a transaction will occur with respect to the joint venture.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2010. See Note 2.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements and foreign exchange gains and losses. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold through our DSD network. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for reporting purposes.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,784,715	$2,495,679	$5,328,009	$4,982,842
WhiteWave-Alpro	514,093	458,974	1,020,653	932,954

Total	$3,298,808	$2,954,653	$6,348,662	$5,915,796

Intersegment sales:
Fresh Dairy Direct-Morningstar	$43,732	$38,385	$90,484	$72,227
WhiteWave-Alpro	25,263	26,345	53,048	51,390

Total	$68,995	$64,730	$143,532	$123,617

Operating income (loss):
Fresh Dairy Direct-Morningstar	$115,705	$146,799	$227,187	$273,570
WhiteWave-Alpro	44,101	39,057	90,192	81,381

Total reportable segment operating income	159,806	185,856	317,379	354,951
Corporate and Other	(48,621)	(54,368)	(109,114)	(102,224)
Facility closing and reorganization costs	(21,226)	(6,509)	(31,869)	(8,060)
Litigation settlement	(131,300)	—	(131,300)	—
Other operating income	24,898	—	44,388	—

Total	$(16,443)	$124,979	$89,484	$244,667

	June 30, 2011	December 31, 2010
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$5,446,131	$5,442,229
WhiteWave-Alpro	2,066,986	1,984,893
Corporate	316,940	412,431
Assets Held for Sale	—	117,114

Total	$7,830,057	$7,956,667

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(In thousands)
Net sales to external customers:
Domestic	$3,201,975	$2,870,435	$6,154,781	$5,738,949
Foreign	96,833	84,218	193,881	176,847

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Six Months Ended June 30, 2011 and 2010

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
Long-lived assets:
Domestic	$5,570,485	$5,652,676
Foreign	522,485	487,775

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three and six months ended June 30, 2011 and 2010. Approximately 19% and 18% of our consolidated net sales in the three months ended June 30, 2011 and 2010, respectively, and approximately 20% and 19% of our consolidated net sales in the six months ended June 30, 2011 and 2010, respectively, were to that same customer.

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

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 84% of our consolidated net sales in the three and six months ended June 30, 2011. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. Additionally, we recently introduced TruMoo®, our new chocolate milk made with fewer calories, less sugar and no high fructose corn syrup. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in the three and six months ended June 30, 2011. WhiteWave-Alpro includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded dairy and dairy-related products such as Horizon Organic® milk and other products, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products, Silk® plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro® and Provamel® brand names. We license the LAND O LAKES name from a third party. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Recent Developments

Competitive Pressures and Consumer Environment — In the first six months of 2011, the industry made progress toward retail and wholesale pricing stabilization, although at historically low levels. Retailers have begun to reduce their deep discount strategy, which has lowered the price gap between private label and branded products. Although the price gap has improved, our regional brands continue to struggle for market share in certain regions.

While we have experienced initial modest stabilization of retail and wholesale pricing pressures, ongoing challenges to our sales volume performance have become more pronounced. The dairy industry continues to experience a reduction in volumes, which impacts our Fresh Dairy Direct-Morningstar segment. The continued recessionary environment during the second quarter of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. Our fluid milk volumes were higher than the industry overall in the second quarter of 2011 due to the addition of new customers. Soft volumes across all categories remain our biggest concern over the back half of the year, and we expect this trend to continue in the near term.

In order to further improve profitability and to stabilize margin erosion, we will continue to place an emphasis on cost reduction over the next three to five years. Defined strategies for network optimization and organizational changes are in process to improve performance, and programs have been launched to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction. However, until volume trends improve, a significant amount of our cost savings are being offset by the deleverage of our fixed costs, which lessens the impact to our operating income.

Conventional Milk Environment — Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Facility Closing and Reorganization Activities — In an effort to continue to optimize our distribution network, we closed one facility and announced the closure of another facility within Fresh Dairy Direct-Morningstar during the first six months of 2011. Additionally, we incurred charges related to workforce reductions under our organization optimization and department realignment initiatives. We recorded facility closing and reorganization costs of $31.9 million in the first six months of 2011. We will continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we look to transform our business.

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

Tennessee Dairy Farmer Action Settlement — On July 12, 2011, we announced that we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The plaintiffs have filed a motion that the Court re-consider its decertification order. In order to pursue a final and certain resolution of this matter consistent with the settlement agreement, we have filed a motion with the Court concerning the impact of the decertification order on our settlement agreement, including whether the settlement agreement remains appropriately and adequately enforceable against the entire original plaintiff class. The motion is scheduled to be heard by the Court on August 12, 2011. Until we have further clarification, there can be no assurance that the settlement agreement will receive final approval in its current form, or at all.

We have recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

Divestiture of Non-core Dairy Operations — As we continue to execute our current business strategy, we have divested and may continue to divest certain of our non-core dairy operations. Previously announced divestitures have had, and potential future divestitures may have, a dilutive impact on our results of operations as we look to focus on our core dairy operations. In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations, which were part of our Fresh Dairy Direct-Morningstar segment. On February 1, 2011, we completed the sale of our Mountain High yogurt operations, and on April 1, 2011, we completed the sale of our private label yogurt operations, recording a gain on both transactions. These operations did not meet the requirements to be accounted for as discontinued operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

Hero/Whitewave Joint Venture — We are currently evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group including, but not limited to, selling our interest in this operation. There can be no assurance that a transaction will occur with respect to the joint venture.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,298.8	100.0%	$2,954.7	100%	$6,348.6	100.0%	$5,915.8	100%
Cost of sales	2,539.2	77.0	2,203.2	74.6	4,838.8	76.2	4,416.6	74.7

Gross profit(1)	759.6	23.0	751.5	25.4	1,509.8	23.8	1,499.2	25.3
Operating costs and expenses:
Selling and distribution	492.1	14.9	457.7	15.5	977.9	15.4	930.4	15.7
General and administrative	153.7	4.7	159.4	5.4	318.3	5.0	310.4	5.2
Amortization of intangibles	2.6	0.1	2.8	0.1	5.3	0.1	5.7	0.1
Facility closing and reorganization costs	21.2	0.6	6.5	0.2	31.9	0.5	8.1	0.1
Litigation settlement	131.3	4.0	—	—	131.3	2.1	—	—
Other operating income	(24.9)	(0.8)	—	—	(44.4)	(0.7)	—	—

Total operating costs and expenses	776.0	23.5	626.4	21.2	1,420.3	22.4	1,254.6	21.1

Total operating income (loss)	$(16.4)	(0.5)%	$125.1	4.2%	$89.5	1.4%	$244.6	4.2%

(1)

As disclosed in Note 1 to our Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended June 30
	2011	2010	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,784.7	$2,495.7	$289.0	11.6%
WhiteWave-Alpro	514.1	459.0	55.1	12.0%

Total	$3,298.8	$2,954.7	$344.1	11.6%

The change in net sales was due to the following:

	Quarter ended June 30, 2011 vs Quarter ended June 30, 2010
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$(107.9)	$396.9	$289.0
WhiteWave-Alpro	25.0	30.1	55.1

Total	$(82.9)	$427.0	$344.1

Consolidated Net Sales — Net sales increased $344.1 million, or 11.6%, during the second quarter of 2011, as compared to the second quarter of 2010, primarily due to the pass-through of higher commodity costs, partially offset by overall volume declines across most of our dairy categories in our Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $336.0 million, or 15.3%, in the second quarter of 2011, from the same period of 2010, primarily due to higher commodity costs, partially offset by lower sales volume in Fresh Dairy Direct-Morningstar. Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Operating Costs and Expenses — Our operating expenses increased $149.6 million, or 23.9%, in the second quarter of 2011, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $34.4 million driven by higher freight and fuel costs due to continued increases in fuel prices, as well as the overlap of lower workers’ compensation costs. We expect freight and fuel costs to remain elevated through the end of 2011.

•

Net facility closing and reorganization costs increased $14.7 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a proposed settlement of the Tennessee dairy farmer actions. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information regarding the settlement.

•

Other operating income increased $24.9 million primarily as a result of a net pre-tax gain on the sale of our private label yogurt operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

•

These increases were partially offset by a decline of $5.7 million in general and administrative costs primarily driven by a decline in professional and consulting fees, partially offset by an increase in personnel-related costs, including incentive-based compensation.

Other (Income) Expense — Excluding a $6.7 million charge in June 2010 for financing charges associated with our senior secured credit facility amendment on June 30, 2010, interest expense increased $14.8 million in the second quarter of 2011 compared to the second quarter of 2010 due to higher average interest rates resulting from the June 30, 2010 credit facility amendment and the December 16, 2010 senior notes issuance, partially offset by lower overall average debt balances, the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010 and the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011. In the second quarter of 2011, lower average debt balances resulted from increased free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund. The sale of our Mountain High operations closed on February 1, 2011, and the sale of our private label yogurt operations closed April 1, 2011. The combined proceeds from the yogurt divestitures and the receipt of the federal income tax refund were approximately $240 million, with all proceeds applied toward debt reduction.

Income Taxes — Income tax benefit was recorded at an effective rate of 33.1% in the second quarter of 2011 compared to a 37.8% effective tax expense rate in the same period of 2010. Our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2011, the relative profitability of our foreign operations increased our tax benefit rate while changes in certain state tax laws decreased our tax benefit rate.

Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended June 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,784.7	100.0%	$2,495.7	100.0%
Cost of sales	2,206.6	79.2	1,911.6	76.6

Gross profit	578.1	20.8	584.1	23.4
Operating costs and expenses	462.4	16.6	437.3	17.5

Total segment operating income	$115.7	4.2%	$146.8	5.9%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased $289.0 million, or 11.6%, during the second quarter of 2011 compared to the second quarter of 2010 primarily due to improved pass-through of higher commodity costs. This increase was partially offset by a 1.1% volume decline in our fresh fluid milk category, which accounts for approximately 70% of our total volume at Fresh Dairy Direct-Morningstar. Additionally, volume declines in our ice cream and cultured products, as well as the impact of the divestiture of our yogurt operations, contributed to the offset. The industry and our Fresh Dairy Direct-Morningstar segment continue to experience declining volume trends. The continued recessionary environment during the second quarter of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. We expect these trends to continue in the near term.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2011 compared to the second quarter of 2010:

	Quarter Ended June 30*
	2011	2010	% Change
Class I mover(1)	$19.83	$14.10	40.6%
Class I raw skim milk mover(1)(2)	12.42	8.78	41.5
Class I butterfat mover(2)(3)	2.24	1.61	39.1
Class II raw skim milk minimum(1)(4)	13.01	9.35	39.1
Class II butterfat minimum(3)(4)	2.28	1.68	35.7

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 15.4% in the second quarter of 2011, substantially due to higher commodity costs. Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit percentage decreased to 20.8% in the second quarter of 2011 as compared to 23.4% in the same period of 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued recessionary environment. Although we have seen some initial indications of retail and wholesale price stabilization in the second quarter of 2011, we expect the overall challenging trends to continue. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased by 5.7% in the second quarter of 2011, compared to the second quarter of 2010 driven by higher selling and distribution expenses. Selling and distribution costs increased $24.4 million, driven by higher freight and fuel costs due to continued increases in fuel prices, as well as the overlap of lower workers’ compensation costs. We expect freight and fuel costs to remain elevated through the end of 2011.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for the three-month period ended June 30, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$514.1	100.0%	$459.0	100.0%
Cost of sales	332.5	64.7	291.5	63.5

Gross profit	181.6	35.3	167.5	36.5
Operating costs and expenses	137.5	26.7	128.4	27.9

Total segment operating income	$44.1	8.6%	$39.1	8.6%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $55.1 million, or 12.0%, in the second quarter of 2011, driven by mid single-digit volume growth, coupled with pricing actions in response to higher commodity costs. Sales for the Horizon Organic business and creamers business, including the International Delight and LAND O LAKES brands, grew in the mid-teens, while Silk sales increased in the mid single-digits. Alpro sales increased low single-digits compared to the second quarter in the prior year on a currency-adjusted basis.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 14.1% in the second quarter of 2011 from the second quarter of 2010. This increase was primarily driven by sales volume growth and higher commodity input costs.

Gross Profit — WhiteWave-Alpro’s gross profit percentage decreased to 35.3% in the second quarter of 2011 as compared to 36.5% in the second quarter of 2010, driven by increased commodity input costs and changes in the mix of products sold. We continue to take proactive steps to manage our organic milk supply in the short-term, and we remain focused on maintaining our leading branded position in the organic milk category.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 7.1% during the second quarter of 2011 from the same period of 2010. Significant changes to operating costs and expenses are summarized below:

•

Selling and distribution costs increased $10.1 million, driven by higher freight costs. In addition, WhiteWave experienced increased outside storage facility costs and related distribution costs due to capacity constraints. We expect such outside storage costs to decrease as we realize additional capacity when our newly constructed manufacturing facility becomes operational.

•	General and administrative costs slightly decreased by $1.0 million, primarily driven by a decrease in personnel-related costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Six Months Ended June 30
	2011	2010	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$5,328.0	$4,982.8	$345.2	6.9%
WhiteWave-Alpro	1,020.7	933.0	87.7	9.4%

Total	$6,348.7	$5,915.8	$432.9	7.3%

The change in net sales was due to the following:

	Six Months Ended June 30, 2011 vs Six Months Ended June 30, 2010
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$(201.6)	$546.8	$345.2
WhiteWave-Alpro	47.4	40.3	87.7

Total	$(154.2)	$587.1	$432.9

Consolidated net sales increased $432.9 million, or 7.3%, during the first half of 2011, as compared to the first half of 2010, primarily due to the pass-through of higher commodity costs, partially offset by overall volume declines across most of our dairy categories in our Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $422.2 million, or 9.6%, in the six months quarter of 2011, from the first six months of 2010, primarily due to higher commodity costs, partially offset by lower sales volumes at Fresh Dairy Direct-Morningstar. Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Operating Costs and Expenses — Our operating expenses increased $165.7 million, or 13.2%, in the first six months of 2011, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $47.5 million driven by higher freight and fuel costs due to continued increases in fuel prices and increased personnel-related costs, largely due to increased incentive-based compensation, as well as the overlap of lower workers’ compensation costs. These costs were partially offset by a decrease in marketing costs. We expect freight and fuel costs to remain elevated through the end of 2011.

•

General and administrative costs increased $7.9 million primarily driven by higher personnel-related costs, including incentive-based compensation, as well as a write-down of certain corporate assets which are held for sale at June 30, 2011. These increases were partially offset by an overall decline in professional and consulting fees.

•

Net facility closing and reorganization costs increased $23.8 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a proposed settlement of the Tennessee dairy farmer actions. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information regarding the settlement.

•

Other operating income increased $44.4 million as a result of a net pre-tax gain on the sale of our Mountain High and private label yogurt operations and the write-down of long lived assets related to our Waukesha operations, which are classified as held for sale at June 30, 2011. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Excluding a $6.7 million charge in June 2010 for financing costs associated with our June 30, 2010 senior secured credit facility amendment, interest expense increased $22.1 million in the first half of 2011 compared to the first half of 2010 due to higher average interest rates resulting from the credit facility amendment and the December 16, 2010 senior notes issuance, partially offset by lower overall average debt balances, the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010 and the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011. In the second quarter of 2011, lower average debt balances resulted from increased free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund. The sale of our Mountain High operations closed on February 1, 2011, and the sale of our private label yogurt operations closed April 1, 2011. The combined proceeds from the yogurt divestitures and the receipt of the federal income tax refund were approximately $240 million, with all proceeds applied toward debt reduction.

Income Taxes — Income tax benefit was recorded at an effective rate of 23.1% in the first six months of 2011 compared to a 36.8% effective tax expense rate in the same period of 2010. Our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first six months of 2011, the impact of changes in certain state tax laws on comparatively low income (loss) from continuing operations before income taxes decreased our tax benefit rate. Favorable settlements of taxing authority examinations decreased our tax expense rate for the first six months of 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Six Months Ended June 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$5,328.0	100.0%	$4,982.8	100.0%
Cost of sales	4,180.7	78.5	3,826.3	76.8

Gross profit	1,147.3	21.5	1,156.5	23.2
Operating costs and expenses	920.1	17.3	882.9	17.7

Total segment operating income	$227.2	4.2%	$273.6	5.5%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased $345.2 million, or 6.9%, during the six months of 2011 versus the first six months of 2010 primarily due to improved pass-through of higher commodity costs, partially offset by a 1.8% volume decline in our fresh fluid milk category, which accounts for approximately 70% of our total volume at Fresh Dairy Direct-Morningstar. Additionally, volume declines in our ice cream and cultured products, as well as the impact of our divestiture of our yogurt operations, contributed to the offset. The industry and our Fresh Dairy Direct-Morningstar segment continue to experience declining volume trends. The continued recessionary environment during the first half of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. We expect these trends to continue in the near term.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2011 compared to the first six months of 2010:

	Six Months Ended June 30*
	2011	2010	% Change
Class I mover(1)	$18.14	$14.42	25.8%
Class I raw skim milk mover(1)(2)	11.11	9.34	19.0
Class I butterfat mover(2)(3)	2.12	1.55	36.8
Class II raw skim milk minimum(1)(4)	11.76	9.82	19.8
Class II butterfat minimum(3)(4)	2.25	1.58	42.4

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 9.3% in the first half of 2011, substantially due to higher commodity costs. Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit percentage decreased to 21.5% in the first six months of 2011 as compared to 23.2% in the first six months of 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued recessionary environment. Although we have seen some initial indications of retail and wholesale price stabilization in the first half of 2011, we expect the overall challenging trends to continue. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased by 4.2% in the first six months of 2011, compared to the same period of 2010. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $35.5 million, driven by higher fuel and freight costs as a result of continued increases in fuel prices, as well as the overlap of lower workers’ compensation costs. In addition, increases in personnel-related costs, primarily due to incentive-based compensation, and professional and consulting fees contributed to the increase. We expect fuel and freight costs to remain elevated through the end of 2011.

•	General and administrative costs slightly increased by $2.0 million due to increased incentive-based compensation expense.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for the six-month period ended June 30, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended June 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,020.7	100.0%	$933.0	100.0%
Cost of sales	657.9	64.5	589.0	63.1

Gross profit	362.8	35.5	344.0	36.9
Operating costs and expenses	272.6	26.7	262.6	28.1

Total segment operating income	$90.2	8.8%	$81.4	8.8%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $87.7 million, or 9.4%, in the first six months of 2011, driven by mid single-digit volume growth, coupled with pricing actions in response to higher commodity costs. Sales for the Horizon Organic business grew in the mid-teens, while creamers business sales, including International Delight and LAND O LAKES brands, increased in the high single-digits and Silk sales increased in the low single-digits. Alpro sales increased mid single-digits on a currency-adjusted basis.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 11.7% in the first half of 2011 from the first half of 2010. This increase was primarily driven by sales volume growth and higher commodity input costs.

Gross Profit — WhiteWave-Alpro’s gross profit percentage decreased to 35.5% in the first six months of 2011 as compared to 36.9% in the same period of 2010, driven by increased commodity costs and changes in the mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 3.8% during the first six months of 2011 from the same period of 2010. Significant changes to operating costs and expenses are summarized below:

•

Selling and distribution costs increased $12.2 million, driven by increased freight costs. In addition, WhiteWave continues to experience increased outside storage facility costs and related distribution costs due to capacity constraints. We expect such storage costs to decrease as we realize additional capacity when our newly constructed manufacturing facility becomes operational. These increases were partially offset by a decrease in marketing costs.

•	General and administrative costs decreased $2.2 million, primarily driven by a decrease in personnel-related costs.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility and our 364-day $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. As of June 30, 2011, approximately $94 million of our total cash on hand of $116 million was attributable to our foreign operations and is considered to be permanently reinvested in foreign jurisdictions. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At June 30, 2011, we had $3.8 billion of outstanding debt obligations, cash on hand of $116 million and an additional $1.5 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval from our lenders: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum senior secured leverage, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. Our leverage ratio at June 30, 2011 was 4.95 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.75 times as of June 30, 2011 and decreases to 5.50 times as of March 31, 2012, with periodic decreases thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of our net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition related non-recurring charges and certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent. We have received confirmation from the administrative agent that the charges resulting from payment of the settlement amounts related to the Vermont and Tennessee dairy farmer actions described in Note 11 to our unaudited Condensed Consolidated Financial Statements will be treated as an adjustment to consolidated EBITDA.

Our senior secured leverage ratio at June 30, 2011 was 3.58 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 4.25 times as of June 30, 2011 and decreases to 3.75 times as of March 31, 2012, with an additional decrease thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at June 30, 2011 was 3.10 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.50 times as of June 30, 2011 and increases to 2.75 times as of March 31, 2012, with an additional increase thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

We are currently in compliance with all covenants in our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

As discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, we completed the sale of our Mountain High yogurt operations on February 1, 2011. We used the proceeds of approximately $85 million to prepay a portion of the outstanding 2012 tranche A term loan borrowings under our senior secured credit facility.

On April 1, 2011, we completed the sale of our private label yogurt operations and used the proceeds of approximately $93 million for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings. Additionally, in April 2011, we received a federal income tax refund of approximately $62 million, which we used to pay down a portion of the outstanding balances under our senior secured revolving credit facility and receivables-backed facility.

At June 30, 2011, $531.3 million was available under the receivables-backed facility, with $933.6 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements, and other adjustments as described in our amended and restated receivables repurchase agreement. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, $606.9 million was then available to us to finance working capital and other general corporate purposes. At July 29, 2011, approximately $461 million, subject to compliance with the covenants in our credit agreements and assuming additional borrowings were not utilized to acquire incremental EBITDA, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had an insignificant impact on the cash flows from operating activities for the six-month period ended June 30, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding cash flows related to discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2011	2010	Change
	(In thousands)
Net cash flows from:
Operating activities	$179,648	$243,486	$(63,838)
Investing activities	71,644	(107,812)	179,456
Financing activities	(230,741)	(116,681)	(114,060)
Discontinued operations	—	660	(660)
Effect of exchange rate changes on cash and cash equivalents	3,249	(3,596)	6,845

Net increase in cash and cash equivalents	$23,800	$16,057	$7,743

Operating Activities

Operating cash flows were lower than the prior year due to higher inventory and receivables levels, driven primarily by the increase in commodity costs in the first half of the year, and a $30 million litigation settlement payment in May 2011. These decreases in cash flows from operations were partially offset by the receipt of a $62.4 million federal income tax refund in April 2011.

Investing Activities

Net cash provided by investing activities increased during the first six months of 2011 primarily due to cash proceeds from the sale of our Mountain High and private label yogurt operations and a trademark. See Notes 2 and 4 to our unaudited Condensed Consolidated Financial Statements for more information regarding these sales.

Financing Activities

Net cash used in financing activities increased during the first half of 2011 primarily due to a net repayment of debt of approximately $240 million in the first six months of 2011 compared to net debt repayments of approximately $89 million in the first six months of 2010 and the payment of $34 million of deferred financing costs related to the June 2010 amendment of our senior secured credit facility. Cash proceeds from the sale of our yogurt operations and the cash received from a federal income tax refund in April were utilized to make portions of the debt repayments made in 2011.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2010 Annual Report on Form 10-K.

In the first half of 2011, we used the proceeds from the sale of our yogurt operations of approximately $178 million for debt repayments, including the full repayment of our outstanding 2012 tranche A term loan borrowings. See Note 5 to our unaudited Condensed Consolidated Financial Statements for a description of our debt obligations.

On July 12, 2011, we announced that we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The plaintiffs have filed a motion that the Court re-consider its decertification order. In order to pursue a final and certain resolution of this matter consistent with the settlement agreement, we have filed a motion with the Court concerning the impact of the decertification order on our settlement agreement, including whether the settlement agreement remains appropriately and adequately enforceable against the entire original plaintiff class. The motion is scheduled to be heard by the Court on August 12, 2011. Until we have further clarification, there can be no assurance that the settlement agreement will receive final approval in its current form, or at all.

We have recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

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

Future Capital Requirements

During 2011, we intend to invest a total of approximately $325 million to $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $240 million to $245 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $15 million. The portion of our long-term debt, as of June 30, 2011, due within the next 12 months totals approximately $158 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions.

We expect that cash flow from operations and borrowings under our senior secured credit facility and our receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

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

Conventional milk prices increased sharply in March of this year and continued to increase during the second quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. We expect Class I and Class II prices to continue to increase into the third quarter of 2011, before leveling off or slightly declining during the fourth quarter. This significant increase in conventional milk prices is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently purchase approximately 94% of our organic raw milk from a network of approximately 600 dairy farmers across the United States. The balance of our organic raw milk is sourced from two farms that we own and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand thereby creating pricing pressures and creating challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased.

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

Competitive Environment

In the first six months of 2011, the industry made progress toward retail and wholesale pricing stabilization, although at historically low levels. Retailers have begun to reduce their deep discount strategy, which has lowered the price gap between private label and branded products. Although the price gap has improved, our regional brands continue to struggle for market share in certain regions.

While we have experienced initial modest stabilization of retail and wholesale pricing pressures, ongoing challenges to our sales volume performance have become more pronounced. The industry continues to experience a reduction in volumes, which impacts our Fresh Dairy Direct-Morningstar segment. The continued recessionary environment during the second quarter of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. Our fluid milk volumes were higher than the industry overall in the second quarter of 2011 due to the addition of new customers. Soft volumes across all categories remain our biggest concern over the back half of the year, and we expect this trend to continue in the near term.

In order to further improve profitability and to stabilize margin erosion, we will continue to place an emphasis on cost reduction over the next three to five years. Defined strategies for network optimization and organizational changes are in process to improve performance, and programs have been launched to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction. However, until volume trends improve, a significant amount of our cost savings are being offset by the deleverage of our fixed costs, which lessens the impact to our operating income.

Tax Rate

Income tax benefit was recorded at an effective rate of 23.1% in the first six months of 2011 compared to a 36.8% effective tax expense rate in the first six months of 2010. Changes in the collective and relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

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

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of June 30, 2011.

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

On July 12, 2011, we announced that we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The plaintiffs have filed a motion that the Court re-consider its decertification order. In order to pursue a final and certain resolution of this matter consistent with the settlement agreement, we have filed a motion with the Court concerning the impact of the decertification order on our settlement agreement, including whether the settlement agreement remains appropriately and adequately enforceable against the entire original plaintiff class. The motion is scheduled to be heard by the Court on August 12, 2011. Until we have further clarification, there can be no assurance that the settlement agreement will receive final approval in its current form, or at all.

We have recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. The allegations in this complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud claim. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is identical to the geographic market alleged in the Tennessee dairy farmer actions. Mississippi farmers who would be included in the class proposed in the Mississippi action would likely also be included in the class certified in the Tennessee dairy farmer actions. Members of the Tennessee class who failed to exclude themselves from that class, or who excluded themselves but are permitted to opt back into that class for purposes of the settlement with Dean, will be bound by the settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action.

At this time, we are unable to predict the ultimate outcome of these matters.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court. The Court has not set a trial date yet for the retailer action.

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

At this time, we are unable to predict the ultimate outcome of these matters.

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company reached an agreement with the plaintiffs to settle all claims against the Company in this action. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. Pursuant to the agreement, the Company paid $30 million into an escrow fund pending final approval of the settlement agreement. The court convened a final fairness hearing on July 18, 2011 for the purpose of evaluating the fairness, reasonableness and adequacy of the settlement, and granted final approval of the settlement on August 3, 2011.

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company is required to divest its fluid milk operations in Waukesha, Wisconsin, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. On July 29, 2011, the court granted final approval of the settlement with the DOJ. Pursuant to the order, the Company was required to complete its divestiture of the facility within five days of entry of the final judgment, or August 3, subject to extension upon agreement by the DOJ. On August 3, 2011, we entered into an asset purchase agreement with a third party for the sale of the Waukesha facility. The DOJ has agreed to grant additional time to the Company to complete the divestiture.

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

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On December 14, 2009, Kohler filed its answer to the complaint. Pre-trial hearing is set for August 24, 2011. At this time, it is not possible for us to predict the ultimate outcome of the matters set forth above.

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We have reached an agreement in principle to settle the State of Delaware's claims. The settlement amount is not material to our unaudited Condensed Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate outcome of the remaining examinations.

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

At our annual meeting of stockholders held on May 19, 2011, stockholders voted in favor of holding annual advisory votes on our executive compensation. In consideration of this vote, we intend to hold future advisory votes on our executive compensation on an annual basis.

Item 6.	Exhibits

10.1*	Letter Agreement between us and Kevin C. Yost dated May 19, 2011 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS	XBRL Instance Document(1).

101.SCH	XBRL Taxonomy Extension Schema Document(1).

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1).

101.LAB	XBRL Taxonomy Label Linkbase Document(1).

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Submitted electronically herewith.
*	This exhibit is a management or compensatory contract.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ SCOTT K. VOPNI
Scott K. Vopni
Vice President and Chief Accounting Officer

August 9, 2011