Form 10-Q
period 2011-09-30
DEAN FOODS CO
filed 2011-11-09
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 28, 2011, the number of shares outstanding of each class of common stock was: 183,699,141

Common Stock, par value $.01

Part I — Financial Information

Item 1.	Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$107,731	$92,007
Receivables, net	1,000,391	891,019
Income tax receivable	20,111	71,337
Inventories, net	481,157	425,576
Deferred income taxes	115,758	141,653
Prepaid expenses and other current assets	75,157	77,510
Assets held for sale	—	117,114

Total current assets	1,800,305	1,816,216
Property, plant and equipment, net	2,068,935	2,113,391
Goodwill	1,253,415	3,179,192
Identifiable intangible and other assets, net	788,546	847,868

Total	$5,911,201	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,262,397	$1,232,876
Current portion of debt	150,240	174,250
Current portion of litigation settlements	59,998	30,000
Liabilities of disposal groups held for sale	—	3,839

Total current liabilities	1,472,635	1,440,965
Long-term debt	3,700,562	3,893,275
Deferred income taxes	336,458	756,714
Other long-term liabilities	387,536	351,645
Long-term litigation settlements	72,150	—
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit):
Preferred stock, none issued	—	—
Common stock, 183,686,884 and 182,255,334 shares issued and outstanding, with a par value of $0.01 per share	1,837	1,823
Additional paid-in capital	1,079,174	1,061,253
Retained earnings (Accumulated deficit)	(982,645)	583,102
Accumulated other comprehensive loss	(161,428)	(146,653)

Total Dean Foods Company stockholders’ equity (deficit)	(63,062)	1,499,525
Non-controlling interest	4,922	14,543

Total stockholders’ equity (deficit)	(58,140)	1,514,068

Total	$5,911,201	$7,956,667

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Net sales	$3,410,797	$3,054,130	$9,759,459	$8,969,926
Cost of sales	2,669,532	2,304,501	7,508,351	6,721,080

Gross profit	741,265	749,629	2,251,108	2,248,846
Operating costs and expenses:
Selling and distribution	498,682	491,154	1,476,578	1,421,586
General and administrative	148,191	154,895	466,498	465,283
Amortization of intangibles	2,584	2,810	7,959	8,480
Facility closing and reorganization costs	10,283	8,253	42,152	16,313
Litigation settlements	—	—	131,300	—
Goodwill impairment	1,926,000	—	1,926,000	—
Other operating (income) loss	27,827	—	(16,561)	—

Total operating costs and expenses	2,613,567	657,112	4,033,926	1,911,662

Operating income (loss)	(1,872,302)	92,517	(1,782,818)	337,184
Other (income) expense:
Interest expense	62,873	64,304	191,636	177,742
Other (income) expense, net	(414)	383	(1,169)	(102)

Total other expense	62,459	64,687	190,467	177,640

Income (loss) from continuing operations before income taxes	(1,934,761)	27,830	(1,973,285)	159,544
Income tax expense (benefit)	(379,111)	10,653	(387,997)	59,095

Income (loss) from continuing operations	(1,555,650)	17,177	(1,585,288)	100,449
Gain on sale of discontinued operations, net of tax	3,616	6,357	3,616	8,194
Loss from discontinued operations, net of tax	—	(1,577)	—	(2,919)

Net income (loss)	(1,552,034)	21,957	(1,581,672)	105,724
Net loss attributable to non-controlling interest	11,537	2,339	15,925	6,511

Net income (loss) attributable to Dean Foods Company	$(1,540,497)	$24,296	$(1,565,747)	$112,235

Average common shares:
Basic	183,649,597	182,118,506	183,278,667	181,666,251
Diluted	183,649,597	182,322,597	183,278,667	182,839,073
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(8.41)	$0.11	$(8.56)	$0.59
Income from discontinued operations attributable to Dean Foods Company	0.02	0.02	0.02	0.03

Net income (loss) attributable to Dean Foods Company	$(8.39)	$0.13	$(8.54)	$0.62

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(8.41)	$0.11	$(8.56)	$0.58
Income from discontinued operations attributable to Dean Foods Company	0.02	0.02	0.02	0.03

Net income (loss) attributable to Dean Foods Company	$(8.39)	$0.13	$(8.54)	$0.61

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,431,550	14	(5,923)	—	—	—	(5,909)
Share-based compensation expense	—	—	23,844	—	—	—	23,844
Capital contribution from non-controlling interest	—	—	—	—	—	6,304	6,304
Net loss attributable to non-controlling interest	—	—	—	—	—	(15,925)	(15,925)
Other comprehensive income (loss):
Net loss attributable to Dean Foods Company	—	—	—	(1,565,747)	—	—	(1,565,747)	$(1,565,747)
Change in fair value of derivative instruments, net of tax benefit of $34,664	—	—	—	—	(53,337)	—	(53,337)	(53,337)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $16,668	—	—	—	—	25,644	—	25,644	25,644
Cumulative translation adjustment	—	—	—	—	8,118	—	8,118	8,118
Pension liability adjustment, net of tax of $2,679	—	—	—	—	4,800	—	4,800	4,800

Comprehensive loss								$(1,580,522)

Balance, September 30, 2011	183,686,884	$1,837	$1,079,174	$(982,645)	$(161,428)	$4,922	$(58,140)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock, net of tax impact of share-based compensation	1,322,946	13	86	—	—	—	99
Share-based compensation expense	—	—	28,855	—	—	—	28,855
Capital contribution from non-controlling interest	—	—	—	—	—	6,916	6,916
Net loss attributable to non-controlling interest	—	—	—	—	—	(6,511)	(6,511)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	112,235	—	—	112,235	$112,235
Change in fair value of derivative instruments, net of tax benefit of $17,254	—	—	—	—	(27,302)	—	(27,302)	(27,302)
Amounts reclassified to income statement related to hedging activities, net of tax of $28,649	—	—	—	—	45,768	—	45,768	45,768
Cumulative translation adjustment	—	—	—	—	(9,290)	—	(9,290)	(9,290)
Pension liability adjustment, net of tax of $3,014	—	—	—	—	4,820	—	4,820	4,820

Comprehensive income attributable to Dean Foods Company								$126,231

Balance, September 30, 2010	182,177,109	$1,822	$1,054,443	$603,846	$(152,980)	$15,691	$1,522,822

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,581,672)	$105,724
Loss from discontinued operations	—	2,919
Gain on sale of discontinued operations	(3,616)	(8,194)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,895	203,125
Share-based compensation expense	25,882	29,628
Loss on divestitures and other, net	6,176	10,913
Goodwill impairment	1,926,000	—
Deferred income taxes	(386,869)	85,990
Other	159	1,368
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(116,038)	(13,804)
Inventories, net	(60,102)	(37,543)
Prepaid expenses and other assets	12,268	5,065
Accounts payable and accrued expenses	60,173	33,969
Income taxes receivable/payable	47,245	(39,867)
Litigation settlements	102,148	—

Net cash provided by operating activities-continuing operations	245,649	379,293
Net cash provided by operating activities-discontinued operations	774	8,890

Net cash provided by operating activities	246,423	388,183
Cash flows from investing activities:
Payments for property, plant and equipment	(215,412)	(180,557)
Proceeds from divestitures	185,270	—
Proceeds from sale of fixed assets	5,277	3,807

Net cash used in investing activities-continuing operations	(24,865)	(176,750)
Net cash provided by investing activities-discontinued operations	3,616	24,795

Net cash used in investing activities	(21,249)	(151,955)
Cash flows from financing activities:
Repayment of debt	(196,468)	(104,721)
Proceeds from senior secured revolver	2,449,740	2,875,580
Payments for senior secured revolver	(2,856,340)	(2,927,780)
Proceeds from receivables-backed facility	3,802,000	1,440,000
Payments for receivables-backed facility	(3,417,000)	(1,440,000)
Payments for deferred financing costs	(600)	(34,233)
Capital contribution from non-controlling interest	6,304	6,916
Tax savings on share-based compensation	—	275
Issuance of common stock, net of share repurchases for withholding taxes	3,764	3,298

Net cash used in financing activities	(208,600)	(180,665)
Effect of exchange rate changes on cash and cash equivalents	(850)	1,347

Increase in cash and cash equivalents	15,724	56,910
Cash and cash equivalents, beginning of period	92,007	45,190

Cash and cash equivalents, end of period	$107,731	$102,100

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2011 and 2010

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

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on March 1, 2011. In our opinion, we have made all necessary adjustments (which include normal recurring adjustments) to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. Our results of operations for the period ended September 30, 2011 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2010 Annual Report on Form 10-K.

As of September 30, 2011, we have presented an accrual related to a proposed litigation settlement in a line item entitled current portion of litigation settlements. Prior to June 30, 2011, litigation settlement accruals were presented within the accounts payable and other accrued expenses line item. Our historical balance sheet has been recast to conform to the current presentation. See Note 11 for further information regarding our litigation settlements.

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

In June 2011, the FASB issued an Accounting Standards Update related to “Presentation of Comprehensive Income.” This standard revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously accepted presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. This standard only impacts the presentation of comprehensive income and does not change the items that must be reported in other comprehensive income. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented in the financial statements.

In September 2011, the FASB issued an Accounting Standards Update related to “Testing Goodwill for Impairment.” The new guidance permits entities to make a qualitative assessment of whether it is more likely than not that a reporting

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Unless an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual goodwill impairment testing process.

In September 2011, the FASB issued an Accounting Standards Update related to “Compensation –Retirement Benefits- Multiemployer Plans”. This standard requires new quantitative and qualitative disclosures for multiemployer pension and other postretirement benefit plans. The amended disclosures will provide users with more detailed information about the plans in which we participate. The standard is effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. We are currently evaluating the impact this standard will have on our pension and other postretirement benefit disclosures.

2. Divestitures and Discontinued Operations

Pending and Completed Divestitures

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group, which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less cost to sell as of September 30, 2011. This business did not meet the requirements to be accounted for as a discontinued operations as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our unaudited Condensed Consolidated Financial Statements. We expect to complete the majority of the wind down of the joint venture during the fourth quarter of 2011.

In the first quarter of 2011, we committed to a plan to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. This operation did not meet the requirements to be accounted for as a discontinued operation. On September 8, 2011, we completed the sale of our Waukesha facility.

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

We recorded a net pre-tax loss of $27.8 million and a net pre-tax gain of $16.6 million during the three-month and nine-month periods ended September 30, 2011, respectively, related to our pending and completed divestitures. The three- month period loss and the nine-month period gain were recorded in other operating (income) loss in our unaudited Condensed Consolidated Statements of Operations.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The following is a summary of the assets and liabilities of our Mountain High and private label yogurt operations that were held for sale as of December 31, 2010:

December 31, 2010
(In thousands)
Assets:
Current assets	$8,329
Property, plant and equipment, net	26,346
Goodwill, identifiable intangible and other assets	82,439

Assets held for sale	$117,114

Liabilities:
Accounts payable and accrued expenses	$3,839

Discontinued Operations

On August 4, 2010 we completed the sale of the business operations of our Rachel’s Dairy Companies (“Rachel’s”), which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. As a result of the sale, we recognized a gain of $5.7 million, net of tax, in the third quarter of 2010. The decision to sell Rachel’s was part of our strategic growth plan and allows us to target our investments in growing our core dairy and branded businesses. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2010.

In September 2011, we recorded an additional pre-tax gain on the sale of Rachel’s of $4.1 million as a result of the final working capital cash settlement, which has been recorded in gain on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statement of Operations.

The following is a summary of the operating results of our Rachel’s discontinued operations:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
Operations:
Net sales	$3,962	$26,319

Loss before income taxes	(1,788)	(3,566)
Income tax benefit	211	768

Net loss	$(1,577)	$(2,798)

3. Inventories, net

Inventories, net of reserves of $4.5 million and $5.9 million at September 30, 2011 and December 31, 2010, respectively, consisted of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Raw materials and supplies	$201,429	$187,176
Finished goods	279,728	238,400

Total	$481,157	$425,576

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

4. Goodwill and Intangible Assets

We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level; our reporting units include Fresh Dairy Direct, WhiteWave, Morningstar and Alpro.

During the third quarter of 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit. A prolonged recession has resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that are unlikely to improve materially. These conditions have continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. We believe that these indicators of impairment are isolated to the Fresh Dairy Direct reporting unit and that business conditions affecting our WhiteWave, Morningstar and Alpro reporting units have not indicated a possible impairment for those businesses. We will assess each of these reporting units for impairment during the fourth quarter of 2011 in connection with our annual impairment test.

Based on the results of the step one analysis we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value. For purposes of the step one analysis, we estimated the fair value of the Fresh Dairy Direct reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. Both approaches resulted in substantially similar values for our Fresh Dairy Direct reporting unit. We also compared the aggregate fair value estimates of all of our reporting units, using the fair values derived in our 2010 annual impairment test conducted in the fourth quarter of 2010, for our other three reporting units, to our enterprise value (market capitalization plus outstanding indebtedness) as of the valuation date. In our view, the comparison indicated that the step one determination of fair value of Fresh Dairy Direct was reasonable.

In calculating the fair value of our Fresh Dairy Direct reporting unit we used unobservable inputs (Level 3, as defined in Note 6) and significant management judgment. We used the following estimates and assumptions in the discounted cash flow analysis:

•	A terminal EBITDA margin percentage reflecting our historical and forecasted EBITDA margins;

•	A terminal growth rate based on long term real growth rate potential and a long-term inflation forecast;

•	Assumptions regarding future capital expenditures reflective of maintaining facilities under normalized operations; and

•	An overall discount rate based on our weighted average cost of capital for the Fresh Dairy Direct reporting unit.

Additionally, under the market approach analysis, we used significant other observable inputs (Level 2, as defined in Note 6) including various peer company comparisons. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.

Because our Fresh Dairy Direct reporting unit carrying value was determined to be in excess of its fair value in our step one analysis, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date.

As of the filing date of this Quarterly Report on Form 10-Q, we have not completed the analysis. However, based on the work performed through the date of the filing, we concluded that an impairment charge between $1.9 billion and $2.1 billion could be reasonably estimated. Accordingly, we recorded a $1.9 billion, non-cash charge ($1.6 billion, net of tax), during the third quarter of 2011, which represents our best estimate of the impairment present at September 30, 2011. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows.

We expect to finalize our interim impairment analysis of Fresh Dairy Direct goodwill and other indefinite-lived intangible assets prior to filing our 2011 Annual Report on Form 10-K. Following completion of the analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment in our consolidated financial statements for the year ended December 31, 2011.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Fresh Dairy Direct- Morningstar	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2010	$2,472,767	$706,425	$3,179,192
Goodwill impairment	(1,926,000)	—	(1,926,000)
Foreign currency translation	—	4,219	4,219
Divestitures (see Note 2)	(3,996)	—	(3,996)

Balance at September 30, 2011	$542,771	$710,644	$1,253,415

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$591,135	$—	$591,135	$593,387	$—	$593,387
Intangible assets with finite lives:
Customer-related and other(1)	132,483	(51,462)	81,021	133,829	(44,622)	89,207
Trademarks(1)(2)	10,564	(4,649)	5,915	18,614	(4,474)	14,140

Total	$734,182	$(56,111)	$678,071	$745,830	$(49,096)	$696,734

(1)

We wrote off $4.6 million of indefinite-lived intangibles and $2.1 million of net finite-lived intangibles during the first nine months of 2011 related to the divestitures disclosed in Note 2. The remainder of the fluctuation in the gross carrying amount of intangible assets with indefinite lives is primarily the result of foreign currency translation adjustments.

(2)	In the first nine months of 2011, we sold a trademark with a gross carrying amount of $7.5 million.

Amortization expense on intangible assets for the three months ended September 30, 2011 and 2010 was $2.6 million and $2.8 million, respectively. Amortization expense on intangible assets for the nine months ended September 30, 2011 and 2010 was $8.0 million and $8.5 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2011	$10.5
2012	9.3
2013	9.2
2014	8.5
2015	8.5

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

5. Debt

	September 30, 2011			December 31, 2010
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,437,194	2.90	%*	$3,033,529	2.96	%*
Senior notes due 2016	498,910	7.00		498,765	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,336,104			3,932,294

Subsidiary debt obligations:
Senior notes due 2017	128,700	6.90		127,504	6.90
Receivables-backed facility	385,000	1.26	**	—
Capital lease obligations and other	998			7,727
Alpro revolving credit facility	—			—

	514,698			135,231

	3,850,802			4,067,525
Less current portion	(150,240)			(174,250)

Total long-term portion	$3,700,562			$3,893,275

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at September 30, 2011, were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2011	$13,552	$8,916	$4,418		$218
2012	194,725	169,396	17,675		7,654
2013	616,729	213,975	17,675		385,079
2014	992,061	276,384	676,230		39,447
2015	10,535	—	10,535		—
Thereafter	2,037,590	—	995,590	**	1,042,000

Subtotal	3,865,192	668,671	1,722,123		1,474,398
Less discounts	(14,390)	—	—		(14,390)

Total outstanding debt	$3,850,802	$668,671	$1,722,123		$1,460,008

*	Includes our revolving credit facility, receivables-backed facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**

The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests as of December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A, and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At September 30, 2011, there were outstanding borrowings of $669 million under the term loan A, $1.72 billion under the term loan B and $46 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the nine months ended September 30, 2011 was $121.7 million. Letters of credit in the aggregate amount of $169.9 million were issued under the revolving credit facility but undrawn.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

On July 12, 2011, we announced that we entered into a settlement agreement with the plaintiffs in the Tennessee dairy farmer actions. As part of the proposed settlement agreement, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. In connection with the court’s order partially decertifying the settlement class and the judge’s subsequent order vacating preliminary approval of the settlement agreement, the letter of credit was cancelled in September 2011. See Note 11 for further information regarding the settlement.

As of October 28, 2011, $113.4 million was outstanding under our senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $2.9 million that were issued but undrawn.

The amended and restated senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swingline loans. No principal payments are due on the revolving credit facility until April 2, 2012, at which time any principal borrowings on a pro rata basis related to $225 million of revolving credit facility commitments would become payable. No principal payments are due on the remaining $1.275 billion portion of revolving credit facility commitments until April 2, 2014. The credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

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

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval from our lenders: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times on a pro-forma basis, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

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

On September 28, 2011, we amended the agreement governing the receivables-backed facility. The terms of the agreement were modified to extend the liquidity termination date to September 25, 2013, to include the ability to issue letters of credit of up to $300 million under the facility, and to amend certain other terms. As a result of the amendment, we incurred fees of approximately $0.6 million.

The total value of receivables sold to these entities as of September 30, 2011 was $930.6 million. During the first nine months of 2011, we borrowed $3.8 billion and subsequently repaid $3.4 billion under this facility with a remaining drawn balance of $385.0 million at September 30, 2011. Our average daily balance under the receivables-backed facility during the

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

nine months ended September 30, 2011 was $321.5 million. The facility bears interest at a variable rate based upon commercial paper and LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. This facility had $215.0 million of availability as of September 30, 2011, based on this formula. As of October 28, 2011, $390.0 million was outstanding under our receivables-backed facility, excluding letters of credit in the aggregate amount of $169.0 million that were issued but undrawn.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes. The senior notes were sold in a private placement to qualified institutional buyers and in offshore transactions and were not registered under the Securities Act of 1933. On August 3, 2011, we exchanged $400 million of the senior notes for new notes evidencing the same indebtedness and with substantially similar terms as the corresponding series of old notes, except that the new notes are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2011 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2011 was $498.9 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at September 30, 2011 was $128.7 million at 6.90% interest.

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

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes related to the purchase of property, plant and equipment and capital lease obligations. As of December 31, 2010, other subsidiary debt also included promissory notes for financing current year property and casualty insurance premiums. The various promissory notes payable provide for interest at varying rates and are payable in periodic installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 11.

Alpro Revolving Credit Facility — On July 8, 2011, Alpro N.V. renewed its multicurrency revolving credit facility for borrowings in an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro N.V. subsidiaries. Proceeds under the facility may be used for working capital and other general corporate purposes of Alpro N.V. The subsidiary revolving credit facility is available for the issuance of up to €1 million of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2012. At September 30, 2011, there were no outstanding borrowings under this facility.

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the Dean Foods Company senior notes due 2016 and 2018, and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture, in addition to our receivables securitization subsidiaries. We do not allocate interest expense from the receivables-backed facility to the receivables securitization subsidiaries. Therefore, the interest costs related to this facility are reflected within the guarantor financial information presented.

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,811	$—	$97,920	$—	$107,731
Receivables, net	17	24,836	975,538	—	1,000,391
Income tax receivable	20,104	—	7	—	20,111
Inventories, net	—	452,170	28,987	—	481,157
Intercompany receivables	—	4,507,529	—	(4,507,529)	—
Other current assets	86,824	91,379	12,712	—	190,915

Total current assets	116,756	5,075,914	1,115,164	(4,507,529)	1,800,305
Property, plant and equipment, net	694	1,873,866	194,375	—	2,068,935
Goodwill	—	1,083,522	169,893	—	1,253,415
Identifiable intangible and other assets, net	72,546	592,880	123,120	—	788,546
Investment in subsidiaries	7,641,963	—	—	(7,641,963)	—

Total	$7,831,959	$8,626,182	$1,602,552	$(12,149,492)	$5,911,201

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$143,325	$1,047,592	$71,480	$—	$1,262,397
Intercompany payables	3,944,324	—	563,205	(4,507,529)	—
Current portion of debt	149,446	260	534	—	150,240
Current portion of litigation settlements	59,998	—	—	—	59,998

Total current liabilities	4,297,093	1,047,852	635,219	(4,507,529)	1,472,635
Long-term debt	3,186,657	128,905	385,000	—	3,700,562
Other long-term liabilities	339,121	306,232	78,641	—	723,994
Long-term litigation settlements	72,150	—	—	—	72,150
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit)	(63,062)	7,143,193	498,770	(7,641,963)	(63,062)
Non-controlling interest	—	—	4,922	—	4,922

Total stockholders’ equity (deficit)	(63,062)	7,143,193	503,692	(7,641,963)	(58,140)

Total	$7,831,959	$8,626,182	$1,602,552	$(12,149,492)	$5,911,201

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Unaudited Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,316,497	$94,300	$—	$3,410,797
Cost of sales	—	2,611,630	57,902	—	2,669,532

Gross profit	—	704,867	36,398	—	741,265
Selling and distribution	—	477,942	20,740	—	498,682
General and administrative	2,842	135,095	10,254	—	148,191
Amortization of intangibles	—	2,233	351	—	2,584
Facility closing and reorganization costs	—	10,283	—	—	10,283
Goodwill impairment	—	1,926,000	—	—	1,926,000
Other operating loss	—	7,481	20,346	—	27,827
Interest (income) expense	60,528	2,630	(285)	—	62,873
Other (income) expense, net	(2,902)	1,667	821	—	(414)
Loss from subsidiaries	1,874,293	—	—	(1,874,293)	—

Loss from continuing operations before income taxes	(1,934,761)	(1,858,464)	(15,829)	1,874,293	(1,934,761)
Income tax benefit	(379,111)	(733,174)	(6,780)	739,954	(379,111)

Loss from continuing operations	(1,555,650)	(1,125,290)	(9,049)	1,134,339	(1,555,650)
Gain on sale of discontinued operations, net of tax	3,616	—	3,616	(3,616)	3,616

Net loss	(1,552,034)	(1,125,290)	(5,433)	1,130,723	(1,552,034)
Net loss attributable to non-controlling interest	11,537	—	11,537	(11,537)	11,537

Net income (loss) attributable to Dean Foods Company	$(1,540,497)	$(1,125,290)	$6,104	$1,119,186	$(1,540,497)

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Unaudited Condensed Consolidating Statements of Operations for the Three Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,966,595	$87,535	$—	$3,054,130
Cost of sales	—	2,254,171	50,330	—	2,304,501

Gross profit	—	712,424	37,205	—	749,629
Selling and distribution	—	466,306	24,848	—	491,154
General and administrative	3,023	140,499	11,373	—	154,895
Amortization of intangibles	—	2,485	325	—	2,810
Facility closing and reorganization costs	—	8,253	—	—	8,253
Interest expense	61,692	2,351	261	—	64,304
Other (income) expense, net	(2,949)	3,670	(338)	—	383
Income from subsidiaries	(89,596)	—	—	89,596	—

Income from continuing operations before income taxes	27,830	88,860	736	(89,596)	27,830
Income tax expense	10,653	34,015	74	(34,089)	10,653

Income from continuing operations	17,177	54,845	662	(55,507)	17,177
Gain on sale of discontinued operations, net of tax	6,357	—	6,357	(6,357)	6,357
Loss from discontinued operations, net of tax	(1,577)	—	(1,577)	1,577	(1,577)

Net income	21,957	54,845	5,442	(60,287)	21,957
Net loss attributable to non-controlling interest	2,339	—	2,339	(2,339)	2,339

Net income attributable to Dean Foods Company	$24,296	$54,845	$7,781	$(62,626)	$24,296

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Unaudited Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,465,780	$293,679	$—	$9,759,459
Cost of sales	—	7,331,771	176,580	—	7,508,351

Gross profit	—	2,134,009	117,099	—	2,251,108
Selling and distribution	—	1,406,008	70,570	—	1,476,578
General and administrative	8,149	423,482	34,867	—	466,498
Amortization of intangibles	—	6,910	1,049	—	7,959
Facility closing and reorganization costs	—	42,152	—	—	42,152
Litigation settlements	131,300	—	—	—	131,300
Goodwill impairment	—	1,926,000	—	—	1,926,000
Other operating (income) loss	(800)	(36,107)	20,346	—	(16,561)
Interest expense	183,095	8,452	89	—	191,636
Other (income) expense, net	(7,400)	6,833	(602)	—	(1,169)
Loss from subsidiaries	1,658,941	—	—	(1,658,941)	—

Loss from continuing operations before income taxes	(1,973,285)	(1,649,721)	(9,220)	1,658,941	(1,973,285)
Income tax benefit	(387,997)	(647,589)	(7,393)	654,982	(387,997)

Loss from continuing operations	(1,585,288)	(1,002,132)	(1,827)	1,003,959	(1,585,288)
Gain on sale of discontinued operations, net of tax	3,616	—	3,616	(3,616)	3,616

Net income (loss)	(1,581,672)	(1,002,132)	1,789	1,000,343	(1,581,672)
Net loss attributable to non-controlling interest	15,925	—	15,925	(15,925)	15,925

Net income (loss) attributable to Dean Foods Company	$(1,565,747)	$(1,002,132)	$17,714	$984,418	$(1,565,747)

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	$00000000	$00000000	$00000000	$00000000	$00000000
	Unaudited Condensed Consolidating Statements of Operations for the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$8,699,240	$270,686	$—	$8,969,926
Cost of sales	—	6,563,034	158,046	—	6,721,080

Gross profit	—	2,136,206	112,640	—	2,248,846
Selling and distribution	—	1,349,005	72,581	—	1,421,586
General and administrative	5,242	424,770	35,271	—	465,283
Amortization of intangibles	—	7,495	985	—	8,480
Facility closing and reorganization costs	—	16,313	—	—	16,313
Interest expense	169,669	7,203	870	—	177,742
Other (income) expense, net	(5,208)	6,104	(998)	—	(102)
Income from subsidiaries	(329,247)	—	—	329,247	—

Income from continuing operations before income taxes	159,544	325,316	3,931	(329,247)	159,544
Income tax expense	59,095	120,497	396	(120,893)	59,095

Income from continuing operations	100,449	204,819	3,535	(208,354)	100,449
Gain on sale of discontinued operations, net of tax	8,194	—	8,194	(8,194)	8,194
Loss from discontinued operations, net of tax	(2,919)	(121)	(2,798)	2,919	(2,919)

Net income	105,724	204,698	8,931	(213,629)	105,724
Net loss attributable to non-controlling interest	6,511	—	6,511	(6,511)	6,511

Net income attributable to Dean Foods Company	$112,235	$204,698	$15,442	$(220,140)	$112,235

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities – continuing operations	$130,572	$214,802	$(99,725)	$245,649
Net cash provided by operating activities – discontinued operations	—	—	774	774

Net cash provided by (used in) operating activities	130,572	214,802	(98,951)	246,423
Payments for property, plant and equipment	—	(204,896)	(10,516)	(215,412)
Proceeds from divestitures	—	185,270	—	185,270
Proceeds from sale of fixed assets	—	5,236	41	5,277

Net cash used in investing activities – continuing operations	—	(14,390)	(10,475)	(24,865)
Net cash provided by investing activities – discontinued operations	—	—	3,616	3,616

Net cash used in investing activities	—	(14,390)	(6,859)	(21,249)
Repayment of debt	(189,736)	(6,375)	(357)	(196,468)
Proceeds from senior secured revolver	2,449,740	—	—	2,449,740
Payments for senior secured revolver	(2,856,340)	—	—	(2,856,340)
Proceeds from receivables-backed facility	—	—	3,802,000	3,802,000
Payments for receivables-backed facility	—	—	(3,417,000)	(3,417,000)
Payment of deferred financing costs	(600)			(600)
Capital contribution from non-controlling interest	—	—	6,304	6,304
Issuance of common stock, net of share repurchases for withholding taxes	3,764	—	—	3,764
Net change in intercompany balances	472,104	(203,787)	(268,317)	—

Net cash provided by (used in) financing activities	(121,068)	(210,162)	122,630	(208,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	(850)	(850)

Increase (decrease) in cash and cash equivalents	9,504	(9,750)	15,970	15,724
Cash and cash equivalents, beginning of period	307	9,750	81,950	92,007

Cash and cash equivalents, end of period	$9,811	$—	$97,920	$107,731

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$131,138	$263,165	$(15,010)	$379,293
Net cash provided by operating activities - discontinued operations	—	—	8,890	8,890

Net cash provided by (used in) operating activities	131,138	263,165	(6,120)	388,183
Payments for property, plant and equipment	(401)	(173,633)	(6,523)	(180,557)
Proceeds from sale of fixed assets	—	3,770	37	3,807

Net cash used in investing activities — continuing operations	(401)	(169,863)	(6,486)	(176,750)
Net cash provided by investing activities — discontinued operations	—	—	24,795	24,795

Net cash provided by (used in) investing activities	(401)	(169,863)	18,309	(151,955)
Repayment of debt	(94,475)	(10,113)	(133)	(104,721)
Proceeds from senior secured revolver	2,875,580	—	—	2,875,580
Payments for senior secured revolver	(2,927,780)	—	—	(2,927,780)
Proceeds from receivables-backed facility	—	—	1,440,000	1,440,000
Payments for receivables-backed facility	—	—	(1,440,000)	(1,440,000)
Payment of deferred financing costs	(34,233)	—	—	(34,233)
Capital contribution from non-controlling interest	—	—	6,916	6,916
Tax savings on share-based compensation	275	—	—	275
Issuance of common stock, net of share repurchases for withholding taxes	3,298	—	—	3,298
Net change in intercompany balances	55,042	(75,894)	20,852	—

Net cash provided by (used in) financing activities	(122,293)	(86,007)	27,635	(180,665)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,347	1,347

Increase in cash and cash equivalents	8,444	7,295	41,171	56,910
Cash and cash equivalents, beginning of period	9,665	—	35,525	45,190

Cash and cash equivalents, end of period	$18,109	$7,295	$76,696	$102,100

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

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

The following table summarizes our various interest rate agreements as of September 30, 2011:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
0.3150% to 0.3165%(1)	December 30, 2011	$1,000
4.91%	March 30, 2012	1,250
0.415% to 0.418%(2)	March 30, 2012 – December 30, 2012	900
1.60% to 1.84%(3)	December 31, 2013	800
2.75% to 2.84%(3)	March 31, 2016	200
2.70% to 3.17%(3)	March 31, 2017	650

(1)	In August 2011, we entered into forward-starting interest rate swap agreements with an effective date of August 31, 2011.
(2)

In September 2011, we entered into forward-starting interest rate swap agreements with an effective date of December 30, 2011. The notional amounts of the swap agreements decrease by $400 million on March 30, 2012 and the remaining notional amounts expire on December 30, 2012.

(3)	In August 2010 and April 2011, we entered into forward-starting interest rate swap agreements with an effective date of March 30, 2012.

These swaps are recorded as an asset or liability in our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedges are effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during the three and nine months ended September 30, 2011 and 2010.

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

Commodities — We are exposed to commodity price fluctuations, including milk, soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products; including utilities, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases. In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as hedging instruments when appropriate. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 is included in the table below.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. See the table below for a summary of the foreign currency related financial instruments outstanding at September 30, 2011. We did not have any outstanding foreign currency related financial instruments at December 31, 2010.

As of September 30, 2011 and December 31, 2010, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$44,259	$59,379
Interest rate swap contracts — noncurrent(2)	—	4,156	65,276	13,058
Commodities contracts — current(1)		2,754	1,641	—
Foreign currency contracts — current(1)	15	—	—	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	439	1,478	640	947

Total derivatives	$454	$8,388	$111,816	$73,384

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2011 and 2010 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Losses on interest rate swap contracts(1)	$14,965	$21,232	$46,735	$74,417
(Gains)/losses on commodities contracts(2)	161	—	(4,445)	—
Losses on foreign currency contracts(3)	21	—	21	—

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $44.3 million of hedging activity related to our interest rate swaps, $1.6 million of hedging activity related to our commodities contracts and an immaterial amount of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 is as follows (in thousands):

	Fair Value as of September 30, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$109,535	$—	$109,535	$—
Asset — Commodities contracts	439	—	439	—
Asset — Foreign currency contracts	15	—	15	—
Liability — Commodities contracts	2,281	—	2,281	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 is as follows (in thousands):

	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Asset — Interest rate swap contracts	$4,156	$—	$4,156	$—
Liability — Interest rate swap contracts	72,437	—	72,437	—
Asset — Commodity contracts	4,232	—	4,232	—
Liability — Commodity contracts	947	—	947	—

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility and certain other debt are variable, their fair values approximate their carrying values.

The fair value of our Dean Foods Company senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$128,700	$132,770	$127,504	$123,185
Dean Foods Company senior notes due 2016	498,910	471,250	498,765	458,750
Dean Foods Company senior notes due 2018	400,000	405,000	400,000	403,000

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

We hold certain deferred compensation assets that are held at fair value. The following table presents a summary of these assets measured at fair value on a recurring basis as of September 30, 2011 (in thousands):

	$0,000	$0,000	$0,000	$0,000
	Total	Level 1	Level 2	Level 3
Money market	$87	$—	$87	$—
Mutual funds	3	—	3	—

The following table presents a summary of the deferred compensation assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	$0,000	$0,000	$0,000	$0,000
	Total	Level 1	Level 2	Level 3
Money market	$3,502	$—	$3,502	$—
Mutual funds	1,013	—	1,013	—

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first nine months of 2011:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	21,523,733	$20.20
Granted	1,869,603	10.35
Forfeited and canceled(1)	(2,757,211)	22.52
Exercised	(688,754)	10.00

Options outstanding at September 30, 2011	19,947,371	19.31	4.75	$36,931

Options exercisable at September 30, 2011	16,507,781	20.49	3.94	$—

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Nine Months Ended September 30
	2011	2010
Expected volatility	41%	34%
Expected dividend yield	—%	—%
Expected option term	5 years	5 years
Risk-free rate of return	1.32% to 2.3%	1.46% to 2.59%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first nine months of 2011:

	Employees	Directors	Total
Stock units outstanding at December 31, 2010	2,648,843	70,386	2,719,229
Stock units issued	865,735	53,792	919,527
Shares issued upon vesting of stock units	(669,007)	(21,797)	(690,804)
Stock units canceled or forfeited(1)	(565,362)	—	(565,362)

Stock units outstanding at September 30, 2011	2,280,209	102,381	2,382,590

Weighted average grant date fair value	$15.10	$11.83	$14.99

(1)

Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity during the first nine months of 2011:

Units
Outstanding at December 31, 2010	10,812,001
Granted	2,593,750
Converted/paid	—
Forfeited	(1,476,667)

Outstanding at September 30, 2011	11,929,084

We reversed $0.9 million of expense in the third quarter of 2011 due to the underperformance of the plan. We have no liability recorded related to this plan at September 30, 2011.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first nine months of 2011:

Shares
Outstanding at December 31, 2010	—
Granted	1,191,162
Converted/paid	(3,002)
Forfeited	(77,357)

Outstanding at September 30, 2011	1,110,803

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Stock Options	$2,808	$3,786	$9,004	$12,332
Stock Units	4,964	5,483	14,841	16,476
Cash Performance Units	(865)	—	—	—
Phantom Shares	324	—	2,037	—

Total	$7,231	$9,269	$25,882	$28,808

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three-month or nine-month periods ended September 30, 2011, as we incurred a loss for these periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(1,555,650)	$17,177	$(1,585,288)	$100,449
Net loss attributable to non-controlling interest	11,537	2,339	15,925	6,511

Income (loss) from continuing operations attributable to Dean Foods Company	$(1,544,113)	$19,516	$(1,569,363)	$106,960
Denominator:
Average common shares	183,649,597	182,118,506	183,278,667	181,666,251

Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(8.41)	$0.11	$(8.56)	$0.59

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(1,555,650)	$17,177	$(1,585,288)	$100,449
Net loss attributable to non-controlling interest	11,537	2,339	15,925	6,511

Income (loss) from continuing operations attributable to Dean Foods Company	$(1,544,113)	$19,516	$(1,569,363)	$106,960
Denominator:
Average common shares — basic	183,649,597	182,118,506	183,278,667	181,666,251
Stock option conversion(1)	—	137,323	—	730,842
Stock units(2)	—	66,768	—	441,980

Average common shares — diluted	183,649,597	182,322,597	183,278,667	182,839,073

Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(8.41)	$0.11	$(8.56)	$0.58

(1) Anti-dilutive common shares excluded	20,124,594	21,682,740	20,772,321	19,749,866
(2) Anti-dilutive stock units excluded	850,517	1,466,850	937,473	164,971

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Components of net periodic pension cost:
Service cost	$710	$683	$2,130	$2,049
Interest cost	3,803	4,152	11,409	12,456
Expected return on plan assets	(4,241)	(4,121)	(12,723)	(12,363)
Recognized settlement gain	—	—	—	—
Amortizations:
Unrecognized transition obligation	28	28	84	84
Prior service cost	191	179	573	537
Unrecognized net loss	2,265	2,285	6,795	6,855

Net periodic benefit cost	$2,756	$3,206	$8,268	$9,618

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	$(00,000)	$(00,000)	$(00,000)	$(00,000)
	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$7	$6	$21	$18
Interest cost	190	242	570	726
Amortizations:
Prior service cost	(16)	(16)	(48)	(48)
Unrecognized net loss	124	131	372	393

Net periodic benefit cost	$305	$363	$915	$1,089

During the third quarter of 2011, we identified groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations, which resulted in an understatement of our benefit obligations and net periodic benefit cost. These errors relate primarily to periods prior to 2011. As the effects of the errors are not material to the unaudited Condensed Consolidated Financial Statements for the three months or nine months ended September 30, 2011 and were not material to any individual period prior to 2011, we recorded a non-cash charge, and the related benefit obligation, of $16.0 million during the third quarter of 2011, of which $0.8 million relates to the three-month and nine-month periods ended September 30, 2011 and $15.2 million relates to prior periods. The charge and the corresponding liability have been recorded in general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations and other long term liabilities in the unaudited Condensed Consolidated Balance Sheets, respectively, for the three-month and nine-month periods ended September 30, 2011.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Fresh Dairy Direct-Morningstar:
Closure of facilities(1)	$1,516	$8,216	$15,021	$11,776
Broad-based reduction of facility and distribution personnel(2)	—	—	(281)	4,500
Organization Optimization Initiative(3)	2,274	—	4,166	—
Other	—	37	—	37

Total Fresh Dairy Direct-Morningstar	$3,790	$8,253	$18,906	$16,313

Corporate:
Department Realignment(4)	$13	$—	$2,425	$—
Organization Optimization Initiative(3)	6,480	—	20,821	—

Total Corporate	$6,493	$—	$23,246	$—

Total	$10,283	$8,253	$42,152	$16,313

(1)

These charges in 2011 and 2010 primarily relate to facility closures in Newport, Kentucky; Baxley, Georgia; and Florence, South Carolina, as well as previously announced closures. We have incurred $54.0 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $1.4 million, related to shutdown and other costs. As we continue the evaluation of our supply chain described more fully below, it is likely that we will close additional facilities in the future.

(2)

Charges in 2010 relate to a plan to reduce the workforce within our Fresh Dairy Direct-Morningstar segment, which impacted approximately 230 positions. Implementation began during the second quarter of 2010 and was carried out over the balance of the year. The reduction in workforce affected employees across the country and was a result of operational changes from supply chain initiatives. The workforce reduction costs related to this plan were part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the second quarter of 2010. We incurred total charges of $3.1 million related to this initiative and do not expect to incur any additional charges going forward.

(3)

In the first quarter of 2011 we initiated a significant cost reduction program that is incremental to our other ongoing cost-savings initiatives. This initiative is focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we expect to eliminate approximately 350 corporate and field positions by the end of the fourth quarter of 2011. The charges recorded during the nine months ended September 30, 2011 primarily relate to workforce reduction costs associated with the first four tranches of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. The charges incurred under this plan also include workforce reduction and shutdown costs associated with the closure of several distribution facilities within Fresh Dairy Direct-Morningstar that were a direct result of the organizational redesigns noted above. We have incurred $25.0 million of charges related to this initiative to date, and we expect to incur additional charges of approximately $1.0 million, related to shutdown and other costs.

(4)

In 2010, as a result of peer comparisons and our ongoing cost control initiatives, our management team approved a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. Charges in 2011 relate to workforce reduction costs associated with this plan. The plan was implemented during the fourth quarter of 2010 beginning with the redesign of certain functions within human resources, legal and finance. The plan has resulted in the elimination of approximately 100 positions throughout 2011 as each function has reorganized its processes in line with the peer comparisons and internally developed functional blueprints as approved by an executive operating team. We have incurred $5.3 million of charges related to this initiative to date and do not expect to incur any additional charges going forward.

We are currently working through a multi-year initiative to optimize our manufacturing and distribution capabilities. This initiative will have multiple phases as we evaluate and modify historical activities surrounding purchasing, support, and

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

Activity for the nine months ended September 30, 2011 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2010	Charges	Payments	Accrued Charges at September 30, 2011
	(In thousands)
Cash charges:
Workforce reduction costs	$3,860	$25,297	$(19,737)	$9,420
Shutdown costs	16	2,052	(2,109)	(41)
Lease obligations after shutdown	—	168	(168)	—
Other	5	644	(646)	3

Subtotal	$3,881	28,161	$(22,660)	$9,382

Noncash charges:
Write-down of assets		14,235
(Gain)/ loss on sale of related assets		(244)

Total charges		$42,152

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

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

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

Leases and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of September 30, 2011. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including diesel fuel, sugar, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

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

On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the Dairy Farmers of America (“DFA”) co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and to clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass. In a separate order entered on October 5, 2011, the Court appointed separate counsel for the DFA subclass, and set December 16, 2011 as the deadline for newly designated counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. In light of the above, until we have further clarification and resolution regarding the impact of the partial decertification order, there can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the parties, or at all.

In September 2011, the court ordered plaintiffs to return the escrow account funds to us and return the standby letter of credit for cancellation until such time as the settlement agreement receives preliminary approval. Accordingly, the escrow funds have been returned to us and the letter of credit has been cancelled.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We continue to accrete interest related to this recorded liability.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. An amended complaint was filed in August 2011, which dropped the class action allegations. The allegations in the amended complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud and tortious interference with contract. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud and tortious interference claims. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is ambiguous as to whether it is identical to the geographic market alleged in the Tennessee dairy farmer actions. In any event, Plaintiffs in the Mississippi action would likely also be included in any class or classes certified in the Tennessee dairy farmer actions. Members of any Tennessee class or classes who fail to exclude themselves from that class, or who excluded themselves but are permitted to opt back into any class for purposes of any settlement with us, will be bound by any settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action.

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the company and the other defendants. Briefing on those motions was completed on October 18, 2011. Those motions remain pending.

At this time, we are unable to predict the ultimate outcome of these matters.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court, and the case has been stayed pending resolution of those motions. The Court has not set a trial date yet for the retailer action.

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

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company reached an agreement with the plaintiffs to settle all claims against the Company in this action. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. Pursuant to the agreement, the Company paid $30 million into an escrow fund pending final approval of the settlement agreement. The court convened a final fairness hearing on July 18, 2011 for the purpose of evaluating the fairness, reasonableness and adequacy of the settlement, and granted final approval of the settlement on August 3, 2011. On August 15, 2011, the Court entered the Final Judgment approving the settlement and dismissing all claims against Dean. No appeals were filed, and the settlement agreement became effective on September 15, 2011. On October 7, 2011, Plaintiffs moved for an Order authorizing distribution of the settlement funds. That motion was granted on October 18, 2011.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company was required to divest its fluid milk operations in Waukesha, Wisconsin, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. On July 29, 2011, the court granted final approval of the settlement with the DOJ. Pursuant to the order, the Company was required to divest of the Waukesha facility The divestiture was completed on September 8, 2011.

Stockholder Derivative Action

In April 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division, naming the Company’s then current directors, as well as an officer of the Company, and a former director among the defendants. The complaint alleged that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint was transferred to the United States District Court for the Northern District of Texas in March 2010. On January 26, 2011, the court dismissed the complaint with prejudice. In March 2011, plaintiffs made a demand that the Company conduct an investigation of substantially similar allegations. In response to the demand, a special committee of the Board of Directors of the Company consisting of independent board members not named in the litigation was established to conduct its own independent review of the allegations made in the demand letter. The special committee conducted an independent review of these allegations and reported its findings to the Board. In August 2011, the Board considered the demand letter and determined, based on the special committee’s recommendation, not to pursue any legal action against the Directors.

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On August 24, 2011 the parties reached an agreement to settle the litigation. The parties are negotiating a Stipulated Judgment for submission to the Court.

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We have reached an agreement to settle the State of Delaware’s claims. The settlement amount is not material to our unaudited Condensed Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate outcome of the remaining examinations.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

12. Segment, Geographic and Customers Information

We have two reportable segments: Fresh Dairy Direct-Morningstar and WhiteWave-Alpro.

Fresh Dairy Direct-Morningstar is our largest segment with 93 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

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

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group, which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less cost to sell as of September 30, 2011. This business did not meet the requirements to be accounted for as discontinued operations as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our unaudited Condensed Consolidated Financial Statements. We expect to complete the majority of the wind down of the joint venture during the fourth quarter of 2011.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2010. See Note 2.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements and foreign exchange gains and losses. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave products are sold through our DSD network. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for reporting purposes.

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization and goodwill impairment.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct-Morningstar	$2,880,159	$2,575,786	$8,208,168	$7,558,628
WhiteWave-Alpro	530,638	478,344	1,551,291	1,411,298

Total	$3,410,797	$3,054,130	$9,759,459	$8,969,926

Intersegment sales:
Fresh Dairy Direct-Morningstar	$40,412	$42,938	$130,896	$115,165
WhiteWave-Alpro	24,672	26,828	77,719	78,218

Total	$65,084	$69,766	$208,615	$193,383

Operating income (loss):
Fresh Dairy Direct-Morningstar	$95,281	$116,465	$322,468	$390,035
WhiteWave-Alpro	51,531	37,073	141,723	118,455

Total reportable segment operating income	146,812	153,538	464,191	508,490
Corporate and Other	(55,004)	(52,768)	(164,118)	(154,993)
Facility closing and reorganization costs	(10,283)	(8,253)	(42,152)	(16,313)
Litigation settlement	—	—	(131,300)	—
Goodwill impairment	(1,926,000)	—	(1,926,000)	—
Other operating income (loss)	(27,827)	—	16,561	—

Total	$(1,872,302)	$92,517	$(1,782,818)	$337,184

	September 30, 2011	December 31, 2010
	(In thousands)
Assets:
Fresh Dairy Direct-Morningstar	$3,563,256	$5,442,229
WhiteWave-Alpro	2,030,727	1,984,893
Corporate	317,218	412,431
Assets Held for Sale	—	117,114

Total	$5,911,201	$7,956,667

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(In thousands)
Net sales to external customers:
Domestic	$3,318,742	$2,969,903	$9,473,524	$8,708,852
Foreign	92,055	84,227	285,935	261,074

DEAN FOODS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
Long-lived assets:
Domestic	$3,638,735	$5,652,676
Foreign	472,161	487,775

Significant Customers — Our Fresh Dairy Direct-Morningstar and WhiteWave-Alpro segments each had a single customer that represented greater than 10% of their net sales in the three and nine months ended September 30, 2011 and 2010. Approximately 20% of our consolidated net sales in the three months and nine months ended September 30, 2011 and 20% and 19% of our consolidated net sales for the three months and nine months ended September 30, 2010, respectively, were to that same customer.

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

Fresh Dairy Direct-Morningstar — Fresh Dairy Direct-Morningstar is our largest segment, with approximately 84% of our consolidated net sales in the three and nine months ended September 30, 2011. Fresh Dairy Direct-Morningstar manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. Additionally, we recently introduced TruMoo®, our new chocolate milk made with fewer calories, less sugar and no high fructose corn syrup. Due to the perishable nature of its products, Fresh Dairy Direct-Morningstar delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct-Morningstar has one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Fresh Dairy Direct-Morningstar sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized sales department.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in the three and nine months ended September 30, 2011. WhiteWave-Alpro includes the results of our Hero/WhiteWave joint venture. WhiteWave manufactures, develops, markets and sells a variety of nationally branded dairy and dairy-related products such as Horizon Organic® milk and other products, International Delight® coffee creamers, LAND O LAKES® creamers and fluid dairy products, Silk® plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. Alpro manufactures, develops, markets and sells branded soy beverages and soy-based food products across Europe under the Alpro® and Provamel® brand names. We license the LAND O LAKES name from a third party. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Recent Developments

Competitive Pressures and Consumer Environment — In the first nine months of 2011, the industry made progress toward retail pricing stabilization, although at historically low levels. However, wholesale pricing erosion continued during the third quarter of 2011. In addition, ongoing challenges to our sales volume performance across all categories have continued. The dairy industry continues to experience a reduction in fluid milk volumes, which impacts our Fresh Dairy Direct-Morningstar segment. The continued recessionary environment during the third quarter of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. Our fluid milk volume performance was higher than the industry overall in the third quarter of 2011 primarily due to the addition of new customers during the second and third quarter of 2011. However, the additional business is at reduced margins due to the continued competitive pressures in the industry. We expect fluid milk volumes to continue to decline in the near term.

To improve profitability and to stabilize margin erosion, we will continue to emphasize cost reduction over the next three to five years. Defined strategies for network optimization and organizational changes are in process to improve performance, and programs have been launched to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction. However, until prices stabilize and volume trends improve, a significant amount of our cost savings are being offset by the deleveraging of our fixed costs, which lessens the impact to our operating income.

Conventional Milk Environment — Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012 .

Goodwill Impairment — During the third quarter of 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit. A prolonged recession has resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that are unlikely to improve materially. These conditions have continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. We believe that these indicators of impairment are isolated to the Fresh Dairy Direct reporting unit and that business conditions affecting our WhiteWave, Morningstar and Alpro reporting units have not indicated a possible impairment for those businesses. We will assess each of these reporting units for impairment during the fourth quarter of 2011 in connection with our annual impairment test.

Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value; therefore, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date.

As of the filing date of this Quarterly Report on Form 10-Q, we have not completed the analysis. However, based on the work performed through the date of the filing, we concluded that an impairment charge between $1.9 billion and $2.1 billion could be reasonably estimated. Accordingly, we recorded a $1.9 billion non-cash charge ($1.6 billion net of tax), during the third quarter of 2011, which represents our best estimate of the impairment present at September 30, 2011. This impairment charge does not impact our operations, compliance with our debt covenants or our cash flows.

We expect to finalize our interim impairment analysis of Fresh Dairy Direct goodwill and other indefinite lived intangible assets prior to filing our 2011 Annual Report on Form 10-K. Following completion of the analysis, we will adjust our preliminary estimate if necessary, and record any required adjustment in our consolidated financial statements for the year ended December 31, 2011.

Facility Closing and Reorganization Activities — In an effort to continue to optimize our distribution network, we closed two production facilities within Fresh Dairy Direct-Morningstar during the first nine months of 2011. Additionally, we incurred charges related to workforce reductions under our organization optimization and department realignment initiatives. We recorded facility closing and reorganization costs of $42.2 million in the first nine months of 2011. We will continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we look to transform our business.

DOJ Litigation Settlement — We reached a settlement with the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois, and Michigan in March 2011 related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. Pursuant to the settlement, we sold the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) on September 8, 2011. See Notes 2 and 11 to our unaudited Condensed Consolidated Financial Statements. These operations did not meet the requirements to be accounted for as discontinued operations.

Tennessee Dairy Farmer Action Settlement — On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the Dairy Farmers of America (“DFA”) co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and to clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass. In a separate order entered on October 5, 2011, the Court appointed separate counsel for the DFA subclass, and set December 16, 2011 as the deadline for newly designated counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. In light of the above, until we have further clarification and resolution regarding the impact of the partial decertification order, there can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the parties, or at all.

In September 2011, the court ordered plaintiffs to return the escrow account funds to us and return the standby letter of credit for cancellation until such time as the settlement agreement receives preliminary approval. Accordingly, the escrow funds have been returned to us and the letter of credit has been cancelled. We have recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We continue to accrete interest related to this recorded liability.

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

Hero/Whitewave Joint Venture — In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group, which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less cost to sell as of September 30, 2011. This business did not meet the requirements to be accounted for as discontinued operations as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our unaudited Condensed Consolidated Financial Statements. We expect to complete the majority of the wind down of the joint venture during the fourth quarter of 2011.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2011		2010		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,410.8	100.0%	$3,054.1	100.0%	$9,759.5	100.0%	$8,969.9	100.0%
Cost of sales	2,669.5	78.3	2,304.5	75.5	7,508.4	76.9	6,721.1	74.9

Gross profit(1)	741.3	21.7	749.6	24.5	2,251.1	23.1	2,248.8	25.1
Operating costs and expenses: Selling and distribution	498.7	14.6	491.1	16.1	1,476.6	15.1	1,421.6	15.8
General and administrative	148.2	4.3	154.9	5.1	466.4	4.8	465.2	5.2
Amortization of intangibles	2.6	0.1	2.8	0.1	8.0	0.1	8.5	0.1
Facility closing and reorganization costs	10.3	0.3	8.3	0.3	42.2	0.4	16.3	0.2
Litigation settlement	—	—	—	—	131.3	1.3	—	—
Goodwill impairment	1,926.0	56.5	—	—	1,926.0	19.7	—	—
Other operating income	27.8	0.8	—	—	(16.6)	(0.2)	—	—

Total operating costs and expenses	$2,613.6	76.6%	$657.1	21.6%	$4,033.9	41.2%	$1,911.6	21.3%

Total operating income (loss)	$(1,872.3)	(54.9)%	$92.5	2.9%	$(1,782.8)	(18.1)%	$337.2	3.8%

(1)

As disclosed in Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended September 30
	2011	2010	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$2,880.2	$2,575.8	$304.4	11.8%
WhiteWave-Alpro	530.6	478.3	52.3	10.9

Total	$3,410.8	$3,054.1	$356.7	11.7%

The change in net sales was due to the following:

	Quarter ended September 30, 2011 vs Quarter ended September 30, 2010
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in thousands)
Fresh Dairy Direct-Morningstar	$(92,459)	$396,832	$304,373
WhiteWave-Alpro	24,772	27,522	52,294

Total	$(67,687)	$424,354	$356,667

Consolidated Net Sales — Net sales increased $356.7 million, or 11.7%, during the third quarter of 2011, as compared to the third quarter of 2010, primarily due to the pass-through of higher commodity costs, partially offset by overall volume declines across most of our dairy categories in our Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $365.0 million, or 15.8%, in the third quarter of 2011, from the same period of 2010, primarily due to higher commodity costs, partially offset by lower sales volume in Fresh Dairy Direct-Morningstar. Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012.

Operating Costs and Expenses — Excluding the $1.9 billion non-cash, pre-tax goodwill impairment charge recorded in the third quarter of 2011, our operating expenses increased $30.5 million, or 4.6%, in the third quarter of 2011, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $7.6 million driven by higher freight and fuel costs due to continued increases in fuel prices. These increases were partially offset by a reduction in distribution costs as a result of route reductions and other cost-savings initiatives, decreases in marketing costs and lower personnel-related costs, primarily due to a reduction in headcount. We expect freight and fuel costs to remain elevated into 2012.

•

General and administrative costs decreased $6.7 million, primarily driven by a $10.1 million decrease in professional and consulting fees and a $7.9 million decrease in personnel-related costs, primarily due to incentive compensation. These decreases were partially offset by a $16.0 million correction of errors in our other postretirement benefit obligations and net periodic benefit cost. See Note 9 to our unaudited Condensed Consolidated Financial Statements for further information regarding the postretirement benefit errors.

•

Net facility closing and reorganization costs increased $2.0 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a non-cash, pre-tax goodwill impairment charge of $1.9 billion related to our Fresh Dairy Direct reporting unit during the third quarter of 2011. See Note 4 to our unaudited Condensed Consolidated Financial Statements for further information regarding this charge.

•

Other operating (income) loss increased $27.8 million primarily as a result of a net pre-tax loss on the sale of our Waukesha fluid milk operations and the write-down of the assets of the Hero/WhiteWave joint venture. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Interest expense decreased $1.4 million in the third quarter of 2011 compared to the third quarter of 2010, due the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010, the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011, and lower average debt balances versus the prior year period resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund in the second quarter of 2011, partially offset by higher interest rates associated with the December 16, 2010 senior notes issuance.

Income Taxes — Income tax benefit was recorded at an effective rate of 19.6% in the third quarter of 2011 compared to a 38.3% effective tax expense rate in the same period of 2010. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our effective tax rate was 35.5%, which reflected the relative profitability of our foreign operations and a favorable settlement of taxing authority examinations.

Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Quarter Ended September 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,880.2	100.0	$2,575.8	100.0%
Cost of sales	2,326.6	80.8	1,995.8	77.5

Gross profit	553.6	19.2	580.0	22.5
Operating costs and expenses	458.3	16.0	463.5	18.0

Total segment operating income	$95.3	3.2%	$116.5	4.5%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased $304.4 million, or 11.8%, during the third quarter of 2011 compared to the third quarter of 2010 primarily due to improved pass-through of higher commodity costs. This increase was partially offset by volume declines in our ice cream and cultured products, and the impact of the divestiture of our yogurt operations also contributed to the offset. Fresh fluid milk category volume was flat for the quarter, which accounts for approximately 70% of our total volume at Fresh Dairy Direct-Morningstar.The industry and our Fresh Dairy Direct-Morningstar segment continue to experience declining volume trends. The continued recessionary environment during the third quarter of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on sales in the fluid milk category. We expect these trends to continue in the near term.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2011 compared to the third quarter of 2010:

	Quarter Ended September 30*
	2011	2010	% Change
Class I mover(1)	$21.41	$15.64	36.9%
Class I raw skim milk mover(1)(2)	13.79	9.47	45.6
Class I butterfat mover(2)(3)	2.31	1.86	24.2
Class II raw skim milk minimum(1)(4)	13.71	10.17	34.8
Class II butterfat minimum(3)(4)	2.26	2.12	6.6

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 16.6% in the third quarter of 2011, substantially due to higher commodity costs. Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit percentage decreased to 19.2% in the third quarter of 2011 as compared to 22.5% in the same period of 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued recessionary environment, as well as reduced margins on new business. Although we have seen some initial indications of retail price stabilization through the third quarter of 2011, wholesale pricing remains competitive. We expect these overall challenging trends to continue. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses decreased by 1.1% in the third quarter of 2011, compared to the third quarter of 2010. Significant changes to operating costs and expenses are summarized below:

•

Selling and distribution costs increased $5.3 million driven by higher freight and fuel costs due to continued increases in fuel prices. This increase was partially offset by a reduction in distribution costs as a result of route reductions and other cost-savings initiatives, decreased marketing spend and lower personnel-related costs, primarily due to reduced headcount. We expect freight and fuel costs to remain elevated into 2012.

•	General and administrative costs decreased $10.2 million driven by a decrease in professional and consulting fees and personnel-related costs, primarily related to incentive compensation.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for the three-month period ended September 30, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended September 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$530.6	100.0%	$478.3	100.0%
Cost of sales	343.5	64.7	308.1	64.4

Gross profit	187.1	35.3	170.2	35.6
Operating costs and expenses	135.6	25.5	133.1	27.8

Total segment operating income	$51.5	9.8%	$37.1	7.8%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $52.3 million, or 10.9%, in the third quarter of 2011, driven by mid single-digit volume growth, coupled with pricing actions in response to higher commodity costs. Creamers business sales, including the International Delight and LAND O LAKES brands, grew in the mid-teens. Sales for the Horizon Organic business grew in the low double-digits, while Silk sales increased in the mid single-digits. Alpro sales increased in the low single-digits compared to the third quarter in the prior year on a currency-adjusted basis.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 11.5% in the third quarter of 2011 from the third quarter of 2010. This increase was primarily driven by sales volume growth and higher commodity input costs, partially offset by cost-savings initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit percentage decreased to 35.3% in the third quarter of 2011 as compared to 35.6% in the third quarter of 2010, driven by increased commodity input costs. We continue to take proactive steps to manage our organic milk supply in the short-term, and we remain focused on maintaining our leading branded position in the organic milk category.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 1.9% during the third quarter of 2011 from the same period of 2010, driven by a $3.1 million increase in selling and distribution as a result of higher volumes and increased fuel costs.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Nine Months Ended September 30
	2011	2010	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct-Morningstar	$8,208.2	$7,558.6	$649.6	8.6%
WhiteWave-Alpro	1,551.3	1,411.3	140.0	9.9

Total	$9,759.5	$8,969.9	$789.6	8.8%

The change in net sales was due to the following:

	Nine Months Ended September 30, 2011 vs Nine Months Ended September 30, 2010
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in thousands)
Fresh Dairy Direct-Morningstar	$(294,344)	$943,901	$649,557
WhiteWave-Alpro	72,206	67,787	139,993

Total	$(222,138)	$1,011,672	$789,550

Consolidated net sales increased $789.6 million, or 8.8%, during the first nine months of 2011, as compared to the first nine months of 2010, primarily due to the pass-through of higher commodity costs, partially offset by overall volume declines across most of our dairy categories in our Fresh Dairy Direct-Morningstar segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $787.3 million, or 11.7%, in the first nine months of 2011, from the first nine months of 2010, primarily due to higher commodity costs, partially offset by lower sales volumes at Fresh Dairy Direct-Morningstar. Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than in 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012.

Operating Costs and Expenses — Excluding the $1.9 billion non-cash, pre-tax goodwill impairment charge recorded in the third quarter of 2011, our operating expenses increased $196.3 million, or 10.3%, in the first nine months of 2011, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $55.0 million, driven by higher freight and fuel costs due to continued increases in fuel prices and increased personnel-related costs, largely due to increased incentive-based compensation. These costs were partially offset by a decrease in marketing costs. We expect freight and fuel costs to remain elevated into 2012.

•

General and administrative costs increased $1.2 million primarily driven by higher personnel-related costs, including incentive-based compensation, and a $16.0 million correction of errors in our other postretirement benefit obligations and net periodic benefit cost, as well as a write-down of certain corporate assets which are held for sale at September 30, 2011. These increases were partially offset by an overall decline in professional and consulting fees. See Note 9 to our unaudited Condensed Consolidated Financial Statements for further information regarding the postretirement benefit errors.

•

Net facility closing and reorganization costs increased $25.9 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a proposed settlement of the Tennessee dairy farmer actions. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information regarding the settlement.

•

We recorded a non-cash, pre-tax goodwill impairment charge of $1.9 billion related to our Fresh Dairy Direct reporting unit during the third quarter of 2011. See Note 4 to our unaudited Condensed Consolidated Financial Statements for further information regarding this charge.

•

Other operating (income) loss decreased $16.6 million as a result of a net pre-tax gain on the sale of our Mountain High, private label yogurt and Waukesha fluid milk operations, partially offset by the write-down of the assets of our Hero/WhiteWave joint venture. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Excluding a $6.7 million charge in June 2010 for financing costs associated with our June 30, 2010 senior secured credit facility amendment, interest expense increased $20.6 million in the first nine months of 2011 compared to the first nine months of 2010 due to higher average interest rates resulting from the June 30, 2010 credit facility amendment and the December 16, 2010 senior notes issuance, partially offset by the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010, the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011, and lower average debt balances versus the prior year period resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund in the second quarter of 2011.

Income Taxes — Income tax benefit was recorded at an effective rate of 19.7% in the first nine months of 2011 compared to a 37.0% effective tax expense rate in the same period of 2010. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our effective tax benefit rate was 25.4%, which reflected the impact of changes in certain state tax laws on comparatively low income (loss) from continuing operations before income taxes. Favorable settlements of taxing authority examinations impacted the rate for the first nine months of 2011 and 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 — Results by Segment

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

Fresh Dairy Direct-Morningstar

The key performance indicators of our Fresh Dairy Direct-Morningstar segment are sales volumes, gross profit and operating income.

	Nine Months Ended September 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$8,208.2	100.0%	$7,558.6	100.0%
Cost of sales	6,507.3	79.3	5,822.1	77.0

Gross profit	1,700.9	20.7	1,736.5	23.0
Operating costs and expenses	1,378.4	16.8	1,346.5	17.8

Total segment operating income	$322.5	3.9%	$390.0	5.2%

Net Sales — Fresh Dairy Direct-Morningstar’s net sales increased $649.6 million, or 8.6%, during the first nine months of 2011 versus the first nine months of 2010 primarily due to improved pass-through of higher commodity costs, partially offset by a 1% volume decline in our fresh fluid milk category, which accounts for approximately 70% of our total volume at Fresh Dairy Direct-Morningstar. Additionally, volume declines in our ice cream and cultured products, as well as the impact of our divestiture of our yogurt operations, contributed to the offset. The industry and our Fresh Dairy Direct-Morningstar segment continue to experience declining volume trends. The continued recessionary environment during the first nine months of 2011 continues to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. We expect these trends to continue in the near term.

Fresh Dairy Direct-Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct-Morningstar segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2011 compared to the first nine months of 2010:

	Nine Months Ended September 30*
	2011	2010	% Change
Class I mover(1)	$19.23	$14.83	29.7%
Class I raw skim milk mover(1)(2)	12.00	9.38	27.9
Class I butterfat mover(2)(3)	2.18	1.65	32.1
Class II raw skim milk minimum(1)(4)	12.41	9.94	24.9
Class II butterfat minimum(3)(4)	2.25	1.76	27.8

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct-Morningstar’s cost of sales increased by 11.8% in the first nine months of 2011, substantially due to higher commodity costs. Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012.

Gross Profit — Fresh Dairy Direct-Morningstar’s gross profit percentage decreased to 20.7% in the first nine months of 2011 as compared to 23.0% in the first nine months of 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued recessionary environment, as well as reduced margins on new business. Although we have seen some initial indications of retail price stabilization in the first nine months of 2011, wholesale pricing remains competitive. We expect these overall challenging trends to continue. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct-Morningstar’s operating costs and expenses increased by 2.4% in the first nine months of 2011, compared to the same period of 2010. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $40.7 million, driven by higher fuel and freight costs as a result of continued increases in fuel prices. In addition, increases in personnel-related costs, primarily due to incentive-based compensation, and professional and consulting fees contributed to the increase. We expect fuel and freight costs to remain elevated into 2012.

•	General and administrative costs decreased $8.2 million due to reductions in employee-related costs and professional and consulting fees, as a result of our cost-cutting initiatives.

WhiteWave-Alpro

The results of our Rachel’s operations, previously reported in our WhiteWave-Alpro segment, have been reclassified as discontinued operations for the nine-month period ended September 30, 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements.

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Nine Months Ended September 30
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,551.3	100.0%	$1,411.3	100%
Cost of sales	1,001.5	64.6	897.1	63.6

Gross profit	549.8	35.4	514.2	36.4
Operating costs and expenses	408.1	26.3	395.7	28.0

Total segment operating income	$141.7	9.1%	$118.5	8.4%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $140.0 million, or 9.9%, in the first nine months of 2011, driven by mid single-digit volume growth, coupled with pricing actions in response to higher commodity costs. Sales for the Horizon Organic and the Creamers business, including International Delight and LAND O LAKES brands, increased in the low double-digits, while Silk sales increased in the mid single-digits. Alpro sales increased low single-digits on a currency-adjusted basis.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 11.6% in the first nine months of 2011 from the first nine months of 2010. This increase was primarily driven by sales volume growth and higher commodity input costs, partially offset by cost-savings initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit percentage decreased to 35.4% in the first nine months of 2011 as compared to 36.4% in the same period of 2010, driven by increased commodity input costs.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 3.1% during the first nine months of 2011 from the same period of 2010. Significant changes to operating costs and expenses are summarized below:

•	Selling and distribution costs increased $15.2 million, driven by higher volume and increased fuel costs. These increases were partially offset by a decrease in marketing costs.

•	General and administrative costs decreased $2.9 million, primarily driven by a decrease in personnel-related costs.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility and our $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. As of September 30, 2011, approximately $97 million of our total cash on hand of $107.7 million was attributable to our foreign operations and is considered to be permanently reinvested in foreign jurisdictions. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

At September 30, 2011, we had $3.9 billion of outstanding debt obligations, cash on hand of $107.7 million and an additional $1.5 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval from our lenders: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times on a pro-forma basis, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at September 30, 2011 was 4.91 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.75 times as of September 30, 2011 and decreases to 5.50 times as of March 31, 2012, with periodic decreases thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of our net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition related non-recurring charges incurred by us and certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent. We have received confirmation from the administrative agent that the charges resulting from payment of the settlement amounts related to the Vermont and Tennessee dairy farmer actions described in Note 11 to our unaudited Condensed Consolidated Financial Statements will be treated as an adjustment to consolidated EBITDA.

Our senior secured leverage ratio at September 30, 2011 was 3.57 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 4.25 times as of September 30, 2011 and decreases to 3.75 times as of March 31, 2012, with an additional decrease thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at September 30, 2011 was 3.18 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.50 times as of September 30, 2011 and increases to 2.75 times as of March 31, 2012, with an additional increase thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

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

At September 30, 2011, $215.0 million was available under the receivables-backed facility, with $1.28 billion also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements, other adjustments as described in our amended and restated receivables repurchase agreement, and current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. Assuming additional borrowings were not utilized to acquire incremental EBITDA, of this combined amount, $639.9 million was then available to us to finance working capital and other general corporate purposes. At October 28, 2011, $568.4 million, subject to compliance with the covenants in our credit agreements and assuming additional borrowings were not utilized to acquire incremental EBITDA, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows include amounts related to discontinued operations. The discontinued operations had an insignificant impact on the cash flows from operating activities for the nine-month periods ended September 30, 2011 and 2010. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding cash flows related to discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2011	2010	Change
	(In thousands)
Net cash flows from:
Operating activities	$245,649	$379,293	$(133,644)
Investing activities	(24,865)	(176,750)	151,885
Financing activities	(208,600)	(180,665)	(27,935)
Discontinued operations	4,390	33,685	(29,295)
Effect of exchange rate changes on cash and cash equivalents	(850)	1,347	(2,197)

Net increase in cash and cash equivalents	$15,724	$56,910	$(41,186)

Operating Activities

Operating cash flows were lower than the prior year due to higher inventory and receivables levels, driven primarily by the increase in commodity costs in the first nine months of the year, and a $30 million litigation settlement payment in May 2011. These decreases in cash flows from operations were partially offset by the receipt of a $62.4 million federal income tax refund in April 2011.

Investing Activities

Net cash used in investing activities decreased during the first nine months of 2011 primarily due to cash proceeds from the sale of our Mountain High and private label yogurt operations and the sale of a trademark, partially offset by an increase in capital spending. See Notes 2 and 4 to our unaudited Condensed Consolidated Financial Statements for more information regarding these sales.

Financing Activities

Net cash used in financing activities increased during the first nine months of 2011 primarily due to a net repayment of debt of approximately $218 million in the first nine months of 2011 compared to net debt repayments of approximately $157 million in the first nine months of 2010 and the payment of $34 million of deferred financing costs in June 2010 related to the amendment of our senior secured credit facility. Cash proceeds from the sale of our yogurt operations and the cash received from a federal income tax refund in April were utilized to make portions of the debt repayments made in 2011.

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

On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the Dairy Farmers of America (“DFA”) co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and to clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass. In a separate order entered on October 5, 2011, the Court appointed separate counsel for the DFA subclass, and set December 16, 2011 as the deadline for newly designated counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. In light of the above, until we have further clarification and resolution regarding the impact of the partial decertification order, there can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the parties, or at all.

In September 2011, the court ordered plaintiffs to return the escrow account funds to us and return the standby letter of credit for cancellation until such time as the settlement agreement receives preliminary approval. Accordingly, the escrow funds have been returned to us and the letter of credit has been cancelled.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We continue to accrete interest related to this recorded liability. See Note 11 to our unaudited Condensed Consolidated Financial Statements.

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

Future Capital Requirements

During 2011, we intend to invest a total of approximately $325 million to $350 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $237 million to $239 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts and interest accretion related to the Tennessee dairy farmer litigation settlement disclosed in Note 11 to our unaudited Condensed Consolidated Financial Statements of approximately $17 million. The portion of our long-term debt, as of September 30, 2011, due within the next 12 months, totals approximately $150.2 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions.

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

Conventional milk prices increased sharply in March of this year and continued to increase through the third quarter of 2011. Specifically, Class I and Class II butterfat prices are the highest the industry has experienced in recent history, while the Class I mover and Class I and Class II skim pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 is a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. Both the Class I and Class II prices declined during October 2011, and we expect continued moderate declines into 2012.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently work with approximately 600 dairy farmers across the United States and purchase 93% of our organic milk from this network. The balance of our organic raw milk is sourced from two farms that we own and operate. We generally enter into supply agreements with organic dairy farmers with typical terms of one to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The supply of organic milk has tightened, and we expect this trend to continue over the near term, which could have an adverse impact on our organic milk business. The organic dairy industry remains a relatively new category and may experience significant swings in supply and demand. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand thereby creating pricing pressures and creating challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased.

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

Competitive Environment

In the first nine months of 2011, the industry made progress toward retail pricing stabilization, although at historically low levels. However, wholesale pricing erosion continued during the third quarter of 2011. In addition, ongoing challenges to our sales volume performance across all categories have continued. A prolonged recession has resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that are unlikely to improve materially. These conditions have continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. Our fluid milk volume performance was higher than the industry overall in the third quarter of 2011 primarily due to the addition of new customers during the second and third quarter of 2011. However, the additional business is at reduced margins due to continued competitive pressures in the industry. We expect fluid milk volume to continue to decline in the near term.

To improve profitability and to stabilize margin erosion, we will continue to emphasize cost reduction over the next three to five years. Defined strategies for network optimization and organizational changes are in process to improve performance, and programs have been launched to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction. However, until prices stabilize and volume trends improve, a significant amount of our cost savings are being offset by the deleveraging of our fixed costs, which lessens the impact to our operating income.

Tax Rate

Income tax benefit was recorded at an effective rate of 19.7%, or 25.4% excluding the impact of the goodwill impairment charge, in the first nine months of 2011 compared to a 37.0% effective tax expense rate in the first nine months of 2010. Changes in the collective and relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

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

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of September 30, 2011.

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

On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. On July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. On July 21, 2011, we made an initial payment of $60 million into an escrow account, to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support the subsequent payments due under the agreement. The settlement agreement calls for us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the Dairy Farmers of America (“DFA”) co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and to clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass. In a separate order entered on October 5, 2011, the Court appointed separate counsel for the DFA subclass, and set December 16, 2011 as the deadline for newly designated counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. In light of the above, until we have further clarification and resolution regarding the impact of the partial decertification order, there can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the parties, or at all.

In September 2011, the court ordered plaintiffs to return the escrow account funds to us and return the standby letter of credit for cancellation until such time as the settlement agreement receives preliminary approval. Accordingly, the escrow funds have been returned to us and the letter of credit has been cancelled.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We continue to accrete interest related to this recorded liability.

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. An amended complaint was filed in August 2011, which dropped the class action allegations. The allegations in the amended complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”),

as well as common law fraud and tortious interference with contract. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud and tortious interference claims. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is ambiguous as to whether it is identical to the geographic market alleged in the Tennessee dairy farmer actions. In any event, Plaintiffs in the Mississippi action would likely also be included in any class or classes certified in the Tennessee dairy farmer actions. Members of any Tennessee class or classes who fail to exclude themselves from that class, or who excluded themselves but are permitted to opt back into any class for purposes of any settlement with us, will be bound by any settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action.

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the company and the other defendants. Briefing on those motions was completed on October 18, 2011. Those motions remain pending.

At this time, we are unable to predict the ultimate outcome of these matters.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Plaintiffs’ motion for class certification in the retailer action is still pending. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. Those motions are currently pending before the Court, and the case has been stayed pending resolution of those motions. The Court has not set a trial date yet for the retailer action.

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

Vermont Dairy Farmer Action

On October 8, 2009, we were named, among several defendants, in a putative class action antitrust complaint filed in the United States District Court for the District of Vermont. The original complaint was amended on January 21, 2010, and contained allegations similar in nature to that of the dairy farmer actions (discussed above), and alleges generally that we and others in the milk industry worked together to limit the price dairy farmers in the Northeastern United States are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. A second similar complaint was filed by a different plaintiff on January 14, 2010. The Company reached an agreement with the plaintiffs to settle all claims against the Company in this action. On May 4, 2011, the court entered an order granting preliminary approval of the settlement agreement, certifying the settlement class, and staying further proceedings against the Company in the matter. Pursuant to the agreement, the Company paid $30 million into an escrow fund pending final approval of the settlement agreement. The court convened a final fairness hearing on July 18, 2011 for the purpose of evaluating the fairness, reasonableness and adequacy of the settlement, and granted final approval of the settlement on August 3, 2011. On August 15, 2011, the Court entered the Final Judgment approving the settlement and dismissing all claims against Dean. No appeals were filed, and the settlement agreement became effective on September 15, 2011. On October 7, 2011, Plaintiffs moved for an Order authorizing distribution of the settlement funds. That motion was granted on October 18, 2011.

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009 for an aggregate purchase price of approximately $35 million. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit. Under the terms of the settlements, the Company was required to divest its fluid milk operations in Waukesha, Wisconsin, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. On July 29, 2011, the court granted final approval of the settlement with the DOJ. Pursuant to the order, the Company was required to divest of the Waukesha facility. The divestiture was completed on September 8, 2011.

Stockholder Derivative Action

In April 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division, naming the Company’s then current directors, as well as an officer of the Company, and a former director among the defendants. The complaint alleged that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint was transferred to the United States District Court for the Northern District of Texas in March 2010. On January 26, 2011, the court dismissed the complaint with prejudice. In March 2011, plaintiffs made a demand that the Company conduct an investigation of substantially similar allegations. In response to the demand, a special committee of the Board of Directors of the Company consisting of independent board members not named in the litigation was established to conduct its own independent review of the allegations made in the demand letter. The special committee conducted an independent review of these allegations and reported its findings to the Board. In August 2011, the Board considered the demand letter and determined, based on the special committee’s recommendation, not to pursue any legal action against the Directors.

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case is the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleges generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff is seeking injunctive relief and civil penalties with respect to the claims. On August 24, 2011 the parties reached an agreement to settle the litigation. The parties are negotiating a Stipulated Judgment for submission to the Court.

Other than the matters set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We have reached an agreement to settle the State of Delaware’s claims. The settlement amount is not material to our unaudited Condensed Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate outcome of the remaining examinations.

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

November 9, 2011