Form 10-K
period 2011-12-31
DEAN FOODS CO
filed 2012-02-27
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Large accelerated filer ☑			Smaller reporting company ☐
	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2011, based on the $12.27 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2011, was approximately $2.20 billion.

The number of shares of the registrant’s common stock outstanding as of February 17, 2012 was 184,235,408.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 16, 2012, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Form 10-K”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on expectations and projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning business strategy, among other things, including anticipated trends and developments in and management plans for our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part I — Item 1A — Risk Factors” in this Form 10-K, and elsewhere in this Form 10-K. You should carefully consider the risks and uncertainties described in this Form 10-K.

PART I

Item 1.	Business

We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based beverages, such as soy, almond and coconut milks, and other plant-based food products. As we continue to evaluate and seek to maximize the value of our leading brands and product offerings, we have aligned our leadership teams, operating strategies and supply chain initiatives around our three business segments: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the United States, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Alpro markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic® milk and other dairy products, International Delight® coffee creamers and LAND O LAKES® creamers and fluid dairy products, and Silk® plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. WhiteWave-Alpro also offers branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro® and Provamel® brands. Morningstar is a leading producer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products under a wide array of private labels and the Friendship™ brand.

Our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400. We maintain a worldwide web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Our Reportable Segments

We have three reportable segments, Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments consisted of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All of our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations. See Note 2 to our Consolidated Financial Statements. Unless stated otherwise, any reference to income statement items in this Annual Report on Form 10-K refers to results from continuing operations.

Fresh Dairy Direct

Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States.

Fresh Dairy Direct’s net sales totaled $9.6 billion in 2011, or approximately 74% of our consolidated net sales. The following charts graphically depict Fresh Dairy Direct’s 2011 net sales by product, customer and volume mix of company branded versus private label products.

(1)	Includes half-and-half and whipping cream.
(2)	Includes creamers and other ESL fluids.
(3)	Includes fruit juice, fruit-flavored drinks, iced tea and water.
(4)	Includes ice cream, ice cream mix and ice cream novelties.
(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.
(6)	Includes restaurants, hotels and other foodservice outlets.

Fresh Dairy Direct sells its products under local and regional proprietary or licensed brands. Products not sold under these brands are sold as private label. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Fresh Dairy Direct’s largest customer is Wal-Mart, including its subsidiaries such as Sam’s Club, which accounted for approximately 22% of Fresh Dairy Direct’s net sales in 2011.

As of December 31, 2011, Fresh Dairy Direct’s local and regional proprietary and licensed brands included the following:

Alta Dena®	Dairy Fresh®	Mayfield®	Robinson™
Arctic Splash®	Dean’s®	McArthur®	Saunders™
Atlanta Dairies®	Dipzz®	Meadow Brook®	Schenkel’s All*Star™
Barbers®	Fieldcrest®	Meadow Gold®	Schepps®
Barbe’s®	Foremost® (licensed brand)	Mile High Ice Cream™	Shenandoah’s Pride®
Berkeley Farms®	Gandy’s™	Model Dairy®	Stroh’s®
Borden® (licensed brand)	Garelick Farms®	Morning Glory®	Swiss Dairy™
Broughton™	Hershey’s® (licensed brand)	Nature’s Pride®	Swiss Premium™
Brown Cow®	Hygeia®	Nurture®	Trumoo®
Brown’s Dairy®	Jilbert™	Nutty Buddy®	T.G. Lee®
Bud’s Ice Cream™	Knudsen® (licensed brand)	Oak Farms®	Tuscan®
Chug®	LAND O LAKES® (licensed brand)	Over the Moon®	Turtle Tracks®
Country Churn®	Land-O-Sun & design®	Pet® (licensed brand)	Verifine®
Country Delite™	Lehigh Valley Dairy Farms®	Pog® (licensed brand)	Viva®
Country Fresh®	Liberty™	Price’s™
Country Love®	Louis Trauth Dairy Inc.®	Purity™
Creamland™	Maplehurst®	Reiter™

Fresh Dairy Direct currently operates 77 manufacturing facilities in 33 states located largely based on customer needs and other market factors. For more information about facilities in Fresh Dairy Direct, see “Item 2. Properties.” Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States.

The primary raw material used in Fresh Dairy Direct products is conventional raw milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk and butterfat on a monthly basis. Another significant raw material used by Fresh Dairy Direct is resin, which is a fossil fuel-based product used to make plastic bottles. The price of resin fluctuates based on changes in crude oil and natural gas prices. Other raw materials and commodities used extensively by Fresh Dairy Direct include diesel fuel, used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases, particularly for non-dairy input costs such as diesel and resin.

Fresh Dairy Direct has several competitors in each of its major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases Fresh Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

The dairy industry is a mature and fragmented industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the United States Department of Agriculture (“USDA”), per capita consumption of fluid milk continues to decline. As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices have increased steadily from 2009 through 2011. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. Our fluid milk volumes, in general, outpaced the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

To further improve profitability and stabilize margin erosion, we will continue to place an emphasis on cost reduction in 2012. Organizational changes are in process to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

For more information on factors that could impact Fresh Dairy Direct, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 19 to our Consolidated Financial Statements.

WhiteWave-Alpro

WhiteWave-Alpro develops, manufactures, markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic milk and other dairy products, International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products, and Silk plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. WhiteWave-Alpro also offers branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro and Provamel brands.

WhiteWave-Alpro’s net sales totaled $2.1 billion in 2011, or approximately 16% of our consolidated net sales. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers. WhiteWave-Alpro’s largest customer is Wal-Mart, including its subsidiaries such as Sam’s Club, which accounted for approximately 16% of WhiteWave-Alpro’s net sales in 2011. Approximately 83% of WhiteWave-Alpro’s net sales are domestic.

The following charts graphically depict WhiteWave-Alpro’s 2011 net sales by brand mix and customers:

(1)	Includes private label organic milk and plant-based products.
(2)	Includes both Alpro and Provamel brands in Europe.

WhiteWave-Alpro currently operates five domestic and four international manufacturing facilities. For more information about our WhiteWave-Alpro facilities, see “Item 2. Properties.” The remaining products are manufactured by third-party manufacturers under processing agreements. The majority of WhiteWave-Alpro’s products are delivered through warehouse delivery systems.

The primary raw material used in our organic milk-based products is organic raw milk. We currently work with more than 600 dairy farmers across the United States and purchase 93% of our organic raw milk from this network. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry continues to experience significant swings in supply and demand. Industry regulation and the costs of organic farming compared to the cost for conventional farming can impact the supply of organic raw milk in the market.

The primary raw materials used in our creamer products are conventional raw milk, palm oil, flavorings and sweeteners. Certain of these raw materials are purchased under long-term contracts to better manage the supply and costs of our inputs.

The primary raw materials used in our plant-based products include non-genetically modified (“non-GMO”) soybeans, organic soybeans and almonds. Soybeans and almonds are generally available from several suppliers and we are not dependent on any single supplier for these raw materials.

WhiteWave-Alpro has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on brand recognition and the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Alpro pays fees to retailers to obtain shelf-space for its products. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for plant-based and organic beverages and foods has grown in recent years due to growing consumer confidence in the health benefits attributable to these products, and we believe WhiteWave-Alpro has a leading position in these categories.

For more information on factors that could impact the results of WhiteWave-Alpro, see “— Government Regulation — Organic Regulations,” “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 19 to our Consolidated Financial Statements.

Morningstar

Morningstar Foods is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship brand. In addition to being sold through retailers for at-home consumption, these products are important ingredients for restaurant menu items such as desserts, soups, and coffee-specialty drinks.

Morningstar’s net sales totaled $1.3 billion in 2011, or approximately 10% of our consolidated net sales. Morningstar sells its products to a variety of customers, including foodservice distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar sells its products through its internal sales force and independent brokers. Morningstar’s largest customer accounted for approximately 15% of Morningstar’s net sales in 2011.

The following charts graphically depict Morningstar’s 2011 net sales by customer and product.

Morningstar currently operates 12 manufacturing facilities domestically and has one of the most extensive manufacturing networks for these products in the United States. For more information about our Morningstar facilities, see “Item 2. Properties.” Morningstar’s products are delivered through warehouse delivery systems.

The primary raw materials used in Morningstar products are conventional raw milk and bulk cream. Cream is priced based on a multiple of the grade AA butter price and Class II butterfat price. The federal government and certain state governments set minimum prices for bulk cream and butterfat on a monthly basis. The pass-through mechanism for bulk cream and butterfat inputs differs from the fluid milk pricing mechanism in that Morningstar’s products are generally priced before input costs are known. Morningstar works to pass through changes in bulk cream and butterfat costs through a mix of forecast pricing, true-up pricing and the direct, but lagged, pass-through of input cost changes. As a result, changes in bulk cream and butterfat prices can have a significant impact on Morningstar’s profitability from period to period.

Morningstar has several competitors in each of its customer channels and major products. Competition within foodservice and retail customers is based primarily on quality, price and service. Competition for consumer sales is based on a variety of factors such as price, taste preference and quality. Dairy products also compete with many other products for consumer sales.

For more information on factors that could impact Morningstar, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 19 to our Consolidated Financial Statements.

Current Business Strategy

The evolution of Dean Foods into a leading dairy processor began in the early nineties with an acquisition-focused strategy centered on creating scale to align with a consolidating customer base. Between 1993 and 2009, we completed more than 40 acquisitions of high quality dairies, dairy products and plant-based brands, increasing net sales from $150 million to more than $13 billion in 2011. We believe our portfolio of manufacturing and distribution assets enables us to offer regional and national branded and private label products across a variety of product categories, ranging from short shelf life (less than 20 days) to extended shelf life (“ESL”) (45 to 60 days) to shelf stable products (6 to 12 months), to customers in a cost effective manner. We believe that Fresh Dairy Direct operates one of the most extensive refrigerated DSD networks in the United States, WhiteWave-Alpro maintains significant share positions in plant-based beverages and other plant-based food products, organic dairy and creamers in the United States and Europe, and Morningstar maintains a leading position within the cultured and ESL product categories.

Each of our three reporting segments, Fresh Dairy Direct, WhiteWave-Alpro and Morningstar, operates a distinct business, and we have developed separate strategies to address their respective sets of business opportunities and challenges. As explained more fully below, our Fresh Dairy Direct strategy focuses on reducing cost and increasing profitability. In contrast, we believe WhiteWave-Alpro and Morningstar are well positioned to build on the continuing growth of their respective businesses, and we have developed strategies to further expand that growth while continuing to focus on cost reduction and capability building.

Fresh Dairy Direct

Fresh Dairy Direct’s strategy is to achieve significantly lower costs and use those lower costs to win new customers and grow profitability. To build the core business while meeting current market challenges and customer expectations, Fresh Dairy Direct focuses on the following:

•	Driving volume gains through the acquisition of new customers;

•	Actively managing commodity input costs in an inflationary environment to maximize profitable growth; and

•	Aligning our field and support functions under a single leadership team to best serve our customers, permanently remove costs and improve profitability.

WhiteWave-Alpro

WhiteWave-Alpro competes in categories such as organic milk, creamers and plant-based beverages (such as soy, almond, coconut and hazelnut drinks) that we believe have strong long-term growth potential due to their relative immaturity, low household penetration numbers and strong consumer interest. Within these categories, WhiteWave-Alpro brands are often category leaders. To further build growth, the WhiteWave-Alpro strategy encompasses the following:

•	Expanding the plant-based beverage category’s scope by further expansion with products such as almond, coconut and hazelnut drinks, and continuing to innovate behind the Silk and Alpro brands;

•	Investing in emerging and alternative channels and expanding the geography and platform of our portfolio;

•	Reducing costs to increase profitability, including creation of a new, centrally-located U.S. production facility to add needed capacity and further optimize the supply chain for growth;

•	Developing commercial, marketing, innovation, customer logistics, financial management and strategic sales capabilities to enhance growth within the organization; and

•	Continuing to support our environment, community and employees through sustainability efforts, building organizational diversity and safeguarding the unique culture and reputation of the organization.

Morningstar

Morningstar’s business is centered around ESL creams and creamers, beverages and cultured dairy products for foodservice and private label retailers. We believe this business has strong growth potential due to ongoing growth in restaurant dessert and indulgent beverage programs, such as specialty coffees, milkshakes and smoothies, and the increasing penetration of private label products. The Morningstar strategy focuses on the following:

•	Continuing to gain new points of distribution in our core categories within our core customer segments;

•

Working with our customers to increase sales velocity of our products by growing private label shares of our categories and increasing the presence and attractiveness of our products on our customers’ menus;

•	Reducing operational costs through productivity, simplification of our business and optimization of our manufacturing network; and

•	Continuing product development, commercialization and strategic sales efforts to enhance growth.

Corporate Responsibility

Within these strategies, a sense of corporate responsibility remains an integral part of our efforts, despite the economic challenges we have faced. As we work to strengthen our business, we are committed to do it in a way that is right for our employees, shareholders, consumers, customers and the environment. We intend to realize savings by reducing waste and duplication while we continue to support programs that improve our local communities.

Seasonality

Our business is affected by seasonal changes in the demand for dairy products. The demand for dairy is fairly stable through the first three quarters of the year with a marked increase in the fourth quarter. Fluid milk volumes tend to decrease in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school business. However, this drop in volumes is typically offset by the increase in ice cream and ice cream mix consumption during the summer months. Sales volumes are typically higher in the fourth quarter associated with increased dairy consumption, especially fresh cream and creamers, during seasonal holidays. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

Intellectual Property

We are continually developing new technology and enhancing existing proprietary technology related to our dairy operations. As of December 31, 2011, 16 United States and 6 international patents have been issued to us and 21 United States and 45 international patent applications are pending. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.

Research and Development

With our state-of-the-art research and development (“R&D”) facility, we utilize our team of top consumer packaged goods talent to generate and test new product concepts, new flavors and packaging. Our total R&D expense was $19.7 million, $ 25.8 million and $25.5 million for 2011, 2010 and 2009, respectively.

Developments since January 1, 2011

Competitive Pressures and Consumer Environment — As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices have increased steadily from 2009 through 2011. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. Our fluid milk volumes, in general, outpaced the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

To improve profitability and to stabilize margin erosion, we will continue to emphasize cost reduction in 2012. Organizational changes are in process to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

Conventional Milk Environment — Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of 2011, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. After declining modestly throughout the first quarter, we expect Class I and Class II pricing to remain relatively flat throughout 2012.

Goodwill Impairment — During the third quarter of 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit. A prolonged economic decline has resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that are unlikely to improve materially. These conditions have continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business.

Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value; therefore, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment was calculated by comparing the implied fair value of the goodwill to its carrying amount, which required us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value represented the implied fair value of goodwill on the testing date.

Based on the step two valuation, we concluded the implied fair value of our Fresh Dairy Direct goodwill was $87 million. Accordingly, we recorded a $2.1 billion non-cash charge ($1.6 billion net of tax) in 2011. This impairment charge did not impact our operations, compliance with our debt covenants or our cash flows. We assessed each of our reporting units for impairment during the fourth quarter of 2011 in connection with our annual impairment test, which is conducted annually as of December 1, and concluded there was no goodwill impairment for our WhiteWave, Morningstar or Alpro reporting units and no additional goodwill impairment for our Fresh Dairy Direct reporting unit. Additionally, in connection with our annual impairment testing, we concluded that none of our indefinite-lived trademarks were impaired. See Note 6 to our Consolidated Financial Statements for further information with respect to our interim and annual goodwill impairment testing.

Facility Closing and Reorganization Activities — In an effort to continue to optimize our distribution network, we closed two production facilities and a number of distribution facilities within Fresh Dairy Direct during 2011. Additionally, we incurred charges related to workforce reductions under our organization optimization and department realignment initiatives. We recorded facility closing and reorganization costs of $45.7 million in 2011.

During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We expect to incur charges of approximately $25 million under this initiative, primarily related to workforce reduction costs, the write-down of certain information technology assets and costs associated with exiting other commitments deemed not necessary to execute our new strategy.

We continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we continue to transform our business. See Note 16 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Management Changes — In connection with our decision to combine the supply chain and sales and distribution functions of Fresh Dairy Direct under a single leadership team, effective February 4, 2012, we eliminated Christopher Sliva’s position as Chief Commercial Officer. Gregg Tanner assumed the role of President of Fresh Dairy Direct, in addition to continuing to serve in his current role as our Chief Supply Chain Officer. Additionally, effective February 4, 2012, we eliminated Greg McKelvey’s position as Chief Strategy and Transformation Officer.

Mr. Sliva and Mr. McKelvey each received benefits in accordance with our Executive Severance Pay Plan, filed with the SEC as Exhibit 10.1 to our Current Report on Form 8-K on November 19, 2010.

DOJ Litigation Settlement — In March 2011 we reached a settlement with the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. Pursuant to the settlement, we sold the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) on September 8, 2011. See Notes 2 and 18 to our Consolidated Financial Statements. This operation did not meet the requirements to be accounted for as a discontinued operation.

Tennessee Dairy Farmer Action Settlement — On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and to clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. On December 27, 2011, interim counsel for the putative Dairy Farmers of America (“DFA”) member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. On February 14, 2012, the Court granted preliminary approval of the settlement agreement, and set May 15, 2012 as the date to consider final approval of the agreement. Per the terms of the settlement agreement, on February 21, 2012 we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. There can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the Court and the parties, or at all.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We have continued to accrete interest related to this recorded liability as we believe a settlement of this matter is likely to occur under substantially similar financing terms. See Note 18 to our Consolidated Financial Statements for further information.

Divestiture of Yogurt Operations — In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations, which were part of our Fresh Dairy Direct and Morningstar segments. On February 1, 2011, we completed the sale of our Mountain High yogurt operations, and on April 1, 2011, we completed the sale of our private label yogurt operations, recording a gain on both transactions. These operations did not meet the requirements to be accounted for as discontinued operations. See Note 2 to our Consolidated Financial Statements.

Hero/Whitewave Joint Venture — In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group (“Hero”), which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our Consolidated Financial Statements. We completed the majority of the wind-down of the joint venture during the fourth quarter of 2011. Upon completion of the wind-down in the first half of 2012, we may incur additional charges related to the final settlement with our joint venture partner, Hero Group. See Note 2 to our Consolidated Financial Statements.

Employees

As of December 31, 2011, we had the following employees:

	00000000000	00000000000
	No. of Employees	% of Total
Fresh Dairy Direct	19,056	79%
WhiteWave-Alpro	2,337	10
Morningstar	1,992	8
Corporate	681	3

Total	24,066	100%

Approximately 39% of Fresh Dairy Direct’s, 26% of WhiteWave-Alpro’s and 46% of Morningstar’s employees participate in collective bargaining agreements. We believe our relationship with our employees and these organizations is satisfactory.

Government Regulation

Food-Related Regulations

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

We maintain above-ground and under-ground petroleum storage tanks at many of our facilities. We periodically inspect these tanks to determine whether they are in compliance with applicable regulations and, as a result of such inspections, we are required to make expenditures from time to time to ensure that these tanks remain in compliance. In addition, upon removal of the tanks, we are sometimes required to make expenditures to restore the site in accordance with applicable environmental laws. To date, such expenditures have not had a material effect on our financial condition or results of operations.

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

Minority Holdings and Other Interests

Consolidated Container Company

We own an approximately 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. We have owned a minority interest in CCC since July 1999 when we sold our U.S. plastic packaging operations to CCC. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Pursuant to our agreements with Vestar, we control two of the eight seats on CCC’s Management Committee. We also have entered into various supply agreements with CCC through December 31, 2014, pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $360.3 million, $314.9 million and $268.2 million on products purchased from CCC during the years ended December 31, 2011, 2010 and 2009, respectively. See Note 3 to our Consolidated Financial Statements for more information regarding our relationship with CCC.

Hero/WhiteWave Joint Venture

In January 2008, WhiteWave entered into and formed a 50/50 strategic joint venture with Hero Group (“Hero”), a producer of international fruit and infant nutrition brands. During 2011, the joint venture partners decided to wind down Hero’s operations. See Note 2 to our Consolidated Financial Statements for more information regarding the wind-down of the joint venture.

During 2011 and 2010, our joint venture partner made cash contributions of $6.8 million and $8.0 million, respectively. Our joint venture partner did not make any non-cash contributions in 2011 or 2010. During 2011 and 2010, we made cash contributions of $6.9 million and $8.8 million, respectively, and continued non-cash contributions in the form of the capital lease for the manufacturing facility constructed at one of our existing WhiteWave plants. The joint venture has assets of $4.0 million, primarily equipment held for sale, and liabilities of $2.4 million, which are included within the WhiteWave-Alpro segment as of December 31, 2011.

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

Competitive Risks

Volume Softness in the Dairy Category Has Had a Negative Impact on Our Sales and Profits.

Industry-wide volume softness across dairy product categories continued in 2011. In particular, the fluid milk category has experienced declining volumes over the past several years. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the amount of price increases that we can seek to recapture. We expect these trends to continue for the foreseeable future, which could further negatively affect our business. In addition, during 2010 and 2011, we experienced a decline in historical volumes from some of our largest customers, which has negatively impacted our sales and profitability and which will continue to have a negative impact in the future if we are not able to attract and retain a profitable customer mix.

We are Subject to Competitive Bidding Situations, the Outcome of Which Could Negatively Impact Our Sales and Profits.

Many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. As a result of the intensely competitive dairy environment, we have been subject to a number of competitive bidding situations, both formal and informal, particularly within Fresh Dairy Direct and Morningstar, which has reduced our profitability on sales to several customers. We expect this trend of competitive bidding to continue. In some cases, we have replaced lost volume with lower margin business, which also negatively impacts our profitability. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose these customers to other processors that are willing to sell product at a lower cost, which could negatively impact our sales and profits.

Continued Price Concessions on Fluid Milk to Large Format Retailers, and the Continued Shift to Private Label, Has Decreased Our Operating Margins and Profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power, and have increased the significance of large-format retailers and discounters. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our regionally branded products for their private label products. Higher levels of price competition and higher resistance to price increases have had a significant impact on our business. During 2011, retailers continued to push suppliers for lower prices, which decreased our margins. In addition, the fluid milk category continued to experience low pricing on private label milk during 2011. As a result, we are experiencing a continued shift from branded to private label products, as economically stressed consumers choose private label products over more expensive regional brands. If we are not able to lower our cost structure adequately, our profitability could continue to be adversely affected by the decrease in margin.

Increased Competition With Our Nationally and Internationally Branded Products and Continued Economic Weakness Could Impede Our Growth Rate and Profit Margin.

In recent years, growth in our business has primarily resulted from the strength of our nationally and internationally branded products. Our brands such as Silk, Horizon Organic, LAND O LAKES, International Delight, Alpro and Provamel have benefited in many cases from being the first to introduce products in their categories. As plant-based, organic and coffee-enhancing products have gained in popularity with consumers, our products in these categories have attracted competitors, including private label competitors who sell their products at a lower price. In addition, our branded products typically have higher marketing costs than our regionally branded or private label products, which could negatively impact the profitability of this segment of our business. In periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and profit margin for our branded products.

Many large food and beverage companies have substantially more resources than we do, and they may be able to market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than our forecast and could cause us to lose sales. Some of our branded products compete intensely for consumer spend. If our branded products fail to compete successfully with other branded offerings in the marketplace, our sales and profitability could be negatively impacted.

The Loss of Any of Our Largest Customers Could Negatively Impact Our Sales and Profits.

Our largest customer, Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 19% of consolidated net sales during 2011. During 2011, our top five customers, collectively, accounted for approximately 28% of our consolidated net sales. We do not generally enter into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

Commodity Risks

Availability of and Changes in Raw Materials and Other Input Costs Can Adversely Affect Us.

Our business is heavily dependent on raw materials such as conventional and organic raw milk, butterfat, diesel fuel, resin, soybeans and other commodities. In addition to our dependence on conventional and organic raw milk, our Fresh Dairy Direct segment is a large consumer of diesel fuel, and Morningstar and WhiteWave-Alpro are affected by the costs of petroleum-based products through the use of common carriers and packaging. The prices of these materials increase and decrease based on market conditions, and in some cases, governmental regulation. Weather, including the heightened impact of weather events related to climate change, also affects the availability and pricing of these inputs. Sometimes supplies of raw materials, such as resin, have been insufficient to meet demand. Volatility in the cost of our raw materials, particularly diesel fuel and other non-dairy inputs, has adversely affected our profitability as upward price changes often lag changes in costs we charge our customers. In some cases the price increases of these non-dairy inputs may exceed the price increases we are able to pass along to our customers due to contractual and other limitations. In periods of rapid movements in dairy commodities, our ability to pass-through costs is impaired due to the timing of passing through the price increases. These lags and limitations have periodically decreased our profit margins in inflationary markets. In addition, raw material cost fluctuations from year to year can cause our revenues to increase or decrease significantly compared to prior periods.

Raw milk and bulk cream are the primary ingredients in many of Morningstar’s products. The pass-through mechanism for butterfat and bulk cream inputs differs from the fluid milk pricing mechanism in that Morningstar’s products are generally priced before input costs are known. Morningstar works to pass through changes in butterfat and bulk cream costs through a mix of forecast pricing, true-up pricing and the direct, but lagged, pass-through of cost changes. As a result, rapid increases in butterfat and bulk cream prices can have a substantial impact on Morningstar’s profitability from period to period. In addition, Morningstar sets pricing for non-dairy inputs with the majority of its customers annually and generally lacks the ability to pass through increases in these inputs to those customers. This pricing method may further negatively impact Morningstar’s profitability in periods of inflationary costs.

The organic dairy industry is continuing to develop in terms of consumer acceptance and market penetration, and, as a result, continues to experience significant swings in supply and demand. Industry regulation, and the costs of organic farming compared to prices paid for conventional farming can impact the supply of organic raw milk in the market. An oversupply of organic raw milk can cause significant discounting in the sale of organic packaged milk, which increases competitive pressure on our branded products and could cause our profitability to suffer. An undersupply or higher input costs can increase the cost and availability of organic raw milk, which can cause product shortages or retail price gaps between private label and branded products to expand, potentially decreasing our volumes and adversely affecting our results. We experienced a tightening of organic milk supply during the fourth quarter of 2011, which increased costs, impacted availability of organic milk and negatively impacted our sales volume of organic milk. In 2012, we expect the organic milk supply challenges to continue, which may continue to pressure our costs and impact our volume sales of organic milk. In addition, the impact of retail price gaps may be compounded by the current economic environment as consumers become increasingly focused on product pricing. Moreover, consumers may choose to purchase conventional milk instead of organic milk due to differences in cost, which could further decrease our volumes and results.

Capital Markets and General Economic Risks

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At December 31, 2011, we had outstanding borrowings of approximately $2.5 billion under our senior secured credit facility, of which $2.4 billion were in term loan borrowings with an additional $100 million in outstanding borrowings under our $1.5 billion senior secured revolving line of credit. In addition, we had $1.0 billion aggregate principal amount of senior unsecured notes outstanding and $260 million outstanding under our receivables-backed facility at December 31, 2011.

We have pledged substantially all of our assets (including the assets of our subsidiaries) to secure our indebtedness. Our debt level and related debt service obligations:

•	Require us to dedicate significant cash flow to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes;

•	May limit our flexibility in planning for or reacting to changes in our business and market conditions or funding our strategic growth plan;

•	Impose on us additional financial and operational restrictions;

•	Expose us to interest rate risk since a portion of our debt obligations is at variable rates; and

•	Restrict our ability to fund acquisitions.

In addition, investors may be apprehensive about investing in companies such as ours that carry a substantial amount of leverage on their balance sheets, and this apprehension may adversely affect the price of our common stock.

Under our senior secured credit facility, we are required to maintain certain financial covenants, including, but not limited to, maximum senior secured leverage, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior credit facility and receivables-backed facility. As of December 31, 2011, our maximum permitted leverage ratio was 5.75 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. As of December 31, 2011, our leverage ratio was 4.64 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables-backed facility will decline to 5.50 times as of March 31, 2012. Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

Throughout 2011, Fresh Dairy Direct experienced significant pricing pressures from our retail customers, as well as volume declines, and despite improved operating profit performance from our other segments and continued cost reductions, our overall operating profitability decreased. Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Our ability to maintain an adequate level of liquidity in the future is dependent on our ability to renew our receivables-backed facility annually. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” below for more information.

The Costs of Providing Employee Benefits Have Escalated, and Liabilities Under Certain Plans May be Triggered Due to Our Actions or the Actions of Others, Which May Adversely Affect Our Profitability and Liquidity.

We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multiemployer plans on behalf of our employees. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. In addition, turmoil in the financial markets in recent years brought significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust to settle future defined benefit plan obligations. Our funded status as of December 31, 2011 decreased by $23.0 million from the prior year end and is still $78.6 million lower than our funded status at December 31, 2007, which was prior to the 2008 global financial crisis. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

Certain of our defined benefit retirement plans, as well as many of the multiemployer plans in which we participate, are less than fully funded. Facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit retirement plans or multiemployer plans. In addition, certain actions or the financial condition of other companies which participate in multiemployer plans may create financial obligations for us, which circumstances are entirely out of our control. Future funding requirements, and related charges, associated with multiemployer plans in which we participate could have a negative impact on our results of operations, financial condition and cash flows.

The Continued Economic Decline May Adversely Impact Our Business and Results of Operations.

The dairy industry is sensitive to changes in international, national and local general economic conditions. The continued economic decline has had an adverse effect on consumer spending patterns. High levels of unemployment, high consumer debt levels and other unfavorable economic factors could further adversely affect consumer demand for products we sell or distribute, which in turn adversely affects our results of operations. There can be no assurance that consumers will return to historical spending patterns.

Changes in Our Credit Ratings May Have a Negative Impact on Our Future Financing Costs or the Availability of Capital.

Some of our debt is rated by Standard & Poor’s, Moody’s Investors Service, and Fitch Ratings, and there are a number of factors beyond our control with respect to these ratings. Our credit ratings are currently considered to be below “investment grade.” Although the interest rate on our existing credit facilities is not affected by changes in our credit ratings, such ratings or any further rating downgrades may impair our ability to raise additional capital in the future on terms that are acceptable to us, may cause the value of our securities to decline and may have other negative implications with respect to our business. Ratings reflect only the views of the ratings agency issuing the rating, are not recommendations to buy, sell or hold our securities and may be subject to revision or withdrawal at any time by the ratings agency issuing the rating. Each rating should be evaluated independently of any other rating.

Impairment in the Carrying Value of Goodwill Has Negatively Impacted, and Future Goodwill Impairments Could Negatively Impact, Our Consolidated Results of Operations and Net Worth.

In the third quarter of 2011, as a result of an interim test of the goodwill of our Fresh Dairy Direct reporting unit, we concluded the implied fair value of our Fresh Dairy Direct goodwill was less than its carrying value. Accordingly, we recorded a $2.1 billion non-cash charge ($1.6 billion net of tax) in 2011 to reflect the impairment. As of December 31, 2011, on a consolidated basis, we had $1.2 billion of goodwill representing approximately 20% of our total assets, of which $87 million was associated with our Fresh Dairy Direct reporting unit, $600 million was associated with our WhiteWave reporting unit, $162 million was associated with our Alpro reporting unit and $306 million was associated with our Morningstar reporting unit. We record goodwill initially at fair value and review its fair value for impairment at least annually, as of December 1, or on an interim basis if impairment indicators, such as disruptions to the business, unexpected significant declines in operating performance or sustained market capitalization declines, are present.

We assessed each of our reporting units for impairment during the fourth quarter of 2011 in connection with our annual impairment test and concluded there was no goodwill impairment for our WhiteWave, Morningstar or Alpro reporting units and no additional goodwill impairment for our Fresh Dairy Direct reporting unit. We can provide no assurance that we will not have an impairment charge in future periods as a result of changes in our operating results.

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

Strategic Risks

We May Not Realize Anticipated Benefits from Our Cost Reduction Efforts as Expected.

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. Our future success and earnings growth depend upon our ability to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. In order to capitalize on our cost reduction efforts, it will be necessary to carefully evaluate future investments in our business, and concentrate on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

Product, Supply Chain and Systems Risks

We Must Identify Changing Consumer Preferences and Develop and Offer Products to Meet Their Preferences.

Consumer preferences evolve over time and the success of our products depends on our ability to identify the tastes, dietary preferences and purchasing habits of consumers and to offer products that appeal to their preferences. Introduction of new products and product extensions requires significant development and marketing investment, and we may fail to realize anticipated returns on such investments due to lack of consumer acceptance of such products. Currently, we believe consumers are trending toward health and wellness beverages. Although we continue to invest in research and development in order to capitalize on this trend, there are currently several global companies with greater resources that compete with us in the health and wellness space. In addition, as consumers become increasingly aware of the environmental and social impacts of the products they purchase, their preferences and purchasing decisions may change. If our products fail to meet changing consumer preferences, the return on our investment in those areas will be less than anticipated and our product strategy may not succeed.

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

Our Business Operations Could be Disrupted if Our Information Technology Systems Fail to Perform Adequately or Experience a Security Breach.

We maintain a large database of confidential information in our information technology systems, including confidential employee and customer information. The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information could result in damage to our reputation, and could negatively impact our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

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

Moreover, these actions could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, merger and acquisition activities are subject to these antitrust and competition laws, which have impacted, and may continue to impact, our ability to pursue strategic transactions.

The Dairy Industry in Which We Operate Has Been Subject to Increased Government Scrutiny Which Could Have an Adverse Impact on Our Business.

We are subject to antitrust and other competition laws in the United States and in the other countries in which we operate. We cannot predict how these laws or their interpretation, administration and enforcement will impact us. Throughout 2010 and 2011, the dairy industry was the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing dairy policies in order to consider potential changes to those policies. In 2012, we expect re-authorization of the nation’s farm bill, which is the primary tool regulating federal dairy policy. This federal and congressional review process, and legislative activity in connection with the farm bill, may result in changes to the dairy industry that we cannot anticipate or control and that may have a material adverse impact on our business.

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

Labor Disputes Could Adversely Affect Us.

As of December 31, 2011, approximately 39% of Fresh Dairy Direct’s, 26% of WhiteWave-Alpro’s and 46% of Morningstar’s employees participated in collective bargaining agreements. At any given time, we may face a number of union organizing drives. When we face union organizing drives, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. A strike, work slowdown or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims.

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

Changes in Laws, Regulations and Accounting Standards, Including Those of Non-US Jurisdictions, Could Have an Adverse Effect on Our Financial Results.

We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products. In addition, we have operations outside of the United States, which may present unique challenges and increase our exposure to the risks associated with foreign operations, including foreign currency risks and compliance with foreign rules and regulations. Any or all of these risks could adversely impact our financial results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, TX 75204. In addition, we operate more than 95 manufacturing facilities. Management believes that Dean Foods’ facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results. The following tables set forth, by business segment, our principal manufacturing facilities.

Fresh Dairy Direct

Fresh Dairy Direct currently conducts its manufacturing operations within the following 77 facilities, most of which are owned:

Homewood, Alabama(2)	New Orleans, Louisiana	Toledo, Ohio
Buena Park, California	Shreveport, Louisiana	Erie, Pennsylvania
City of Industry, California(2)	Bangor, Maine	Lansdale, Pennsylvania
Hayward, California	Franklin, Massachusetts	Lebanon, Pennsylvania
Riverside, California	Lynn, Massachusetts	Schuylkill Haven, Pennsylvania
Delta, Colorado	Mendon, Massachusetts	Sharpsville, Pennsylvania
Denver, Colorado	Evart, Michigan	Spartanburg, South Carolina
Englewood, Colorado	Grand Rapids, Michigan	Sioux Falls, South Dakota
Greeley, Colorado	Livonia, Michigan	Athens, Tennessee
Deland, Florida	Marquette, Michigan	Nashville, Tennessee(2)
Miami, Florida	Thief River Falls, Minnesota	Dallas, Texas(2)
Orlando, Florida	Woodbury, Minnesota	El Paso, Texas
Braselton, Georgia	Billings, Montana	Houston, Texas
Hilo, Hawaii	Great Falls, Montana	Lubbock, Texas
Honolulu, Hawaii	North Las Vegas, Nevada	McKinney, Texas
Boise, Idaho	Reno, Nevada	San Antonio, Texas
Belvidere, Illinois	Florence, New Jersey	Waco, Texas
Harvard, Illinois	Albuquerque, New Mexico	Orem, Utah
Huntley, Illinois	Rensselaer, New York	Salt Lake City, Utah
O’Fallon, Illinois	High Point, North Carolina	Richmond, Virginia
Decatur, Indiana	Winston-Salem, North Carolina	Springfield, Virginia
Huntington, Indiana	Bismarck, North Dakota	Ashwaubenon, Wisconsin
Rochester, Indiana	Tulsa, Oklahoma	Sheboygan, Wisconsin
LeMars, Iowa	Marietta, Ohio
Louisville, Kentucky	Springfield, Ohio

The majority of Fresh Dairy Direct’s manufacturing facilities also serve as distribution facilities. In addition, Fresh Dairy Direct has numerous distribution branches located across the country, some of which are owned but most of which are leased. Fresh Dairy Direct’s headquarters are located within our corporate headquarters.

WhiteWave-Alpro

WhiteWave-Alpro currently conducts its manufacturing operations from the following 9 facilities, most of which are owned:

City of Industry, California	Dallas, Texas	Issenheim, France
Jacksonville, Florida	Mt. Crawford, Virginia	Landgraaf, Netherlands
Bridgeton, New Jersey	Wevelgem, Belgium	Kettering, United Kingdom

WhiteWave also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland. WhiteWave’s headquarters and our research and development facility are located in leased premises in Broomfield, Colorado. Alpro’s headquarters are located in leased premises in Gent, Belgium.

Morningstar

Morningstar currently conducts its manufacturing operations within the following 12 facilities, most of which are owned:

Decatur, Alabama	Rockford, Illinois	Delhi, New York
Gustine, California	Murray, Kentucky	Friendship, New York
Tulare, California	Frederick, Maryland	Sulphur Springs, Texas(2)
Newington, Connecticut	White Bear Lake, Minnesota

Morningstar’s headquarters are located within our corporate headquarters.

Item 3.	Legal Proceedings

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

In a separate order entered on October 5, 2011, the Court appointed separate interim counsel for the DFA subclass, and set preliminary deadlines for newly designated interim counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. On December 27, 2011, interim counsel for the putative DFA member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. Dean responded to the motion on January 17, 2012, and did not oppose the motion. On February 14, 2012, the Court granted preliminary approval of the settlement agreement, and set May 15, 2012 as the date to consider final approval of the agreement. Per the terms of the settlement agreement, on February 21, 2012 we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. There can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the Court and the parties, or at all.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We have continued to accrete interest related to this recorded liability as we believe a settlement of this matter is likely to occur under substantially similar financing terms.

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. An amended complaint was filed in August 2011, which dropped the class action allegations. The allegations in the amended complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud and tortious interference with contract. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud and tortious interference claims. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is ambiguous as to whether it is identical to the geographic market alleged in the Tennessee dairy farmer actions. In any event, Plaintiffs in the Mississippi action would likely also be included in any class or classes certified in the Tennessee dairy farmer actions. Members of any Tennessee class or classes who fail to exclude themselves from that class, or who excluded themselves but are permitted to opt back into any class for purposes of any settlement with us, will be bound by any settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action. As of February 20, 2012, three Plaintiffs in the Mississippi action have not excluded themselves from the Tennessee dairy farmer actions.

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the company and the other defendants. Plaintiffs responded to those motions on October 4, 2011. On November 9, 2011, the Court granted the motion to dismiss filed on behalf of Mr. Engles, and granted in part and denied in part the motion to dismiss filed on behalf of the company. The company filed its answer on November 23, 2011. On February 17, 2012, the Company entered into a settlement agreement with all of the plaintiffs who have excluded themselves from the Tennessee dairy farmer actions pursuant to which all of the claims against the Company will be dismissed, and the Company’s involvement as a party in the case will end.

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

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case was the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleged generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff was seeking injunctive relief and civil penalties with respect to the claims. On August 24, 2011 the parties reached an agreement to settle the litigation. On January 11, 2012, a Stipulated Judgment was entered by the Court, thereby resolving the matter.

Other than the material pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth within this section.

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We settled the State of Delaware’s claims during 2011. The settlement amount was not material to our Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate outcome of the remaining examinations.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 17, 2012, there were 4,091 record holders of our common stock.

	High	Low
2010:
First Quarter	$18.53	$14.46
Second Quarter	16.89	9.57
Third Quarter	12.00	9.49
Fourth Quarter	10.80	7.26
2011:
First Quarter	10.56	8.87
Second Quarter	13.88	9.68
Third Quarter	12.43	7.97
Fourth Quarter	11.21	8.30

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

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases in 2011 or 2010 and do not intend to make any repurchases for the foreseeable future. As of December 31, 2011, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

For information relating to securities authorized for issuance under our equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.   Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2011 has been derived from our audited Consolidated Financial Statements. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and related Notes.

	Year Ended December 31
	2011	2010	2009	2008	2007
	(Dollars in thousands, except share data)
Operating data:
Net sales	$13,055,493	$12,122,887	$11,113,782	$12,361,311	$11,731,870
Cost of sales	10,037,907	9,116,965	8,008,561	9,438,593	9,015,216

Gross profit(1)	3,017,586	3,005,922	3,105,221	2,922,718	2,716,654
Operating costs and expenses:
Selling and distribution	1,963,748	1,904,526	1,818,833	1,802,214	1,708,594
General and administrative	608,868	629,656	623,835	482,392	415,694
Amortization of intangibles	10,539	11,295	9,637	9,836	6,744
Facility closing and reorganization costs	45,688	30,761	30,162	22,758	34,421
Litigation settlement(2)	131,300	30,000	—	—	—
Goodwill impairment(3)	2,075,836	—	—	—	—
Other operating (income) loss(4)	(16,831)	—	—	—	1,688

Total operating costs and expenses	4,819,148	2,606,238	2,482,467	2,317,200	2,167,141

Operating income (loss)	(1,801,562)	399,684	622,754	605,518	549,513
Other (income) expense:
Interest expense(5)(6)	252,951	248,301	246,510	308,178	333,328
Other (income) expense, net(7)	(1,915)	161	(4,221)	1,123	5,956

Total other expense	251,036	248,462	242,289	309,301	339,284

Income (loss) from continuing operations before income taxes	(2,052,598)	151,222	380,465	296,217	210,229
Income tax expense (benefit)	(456,811)	73,482	151,845	114,330	82,862

Income (loss) from continuing operations	(1,595,787)	77,740	228,620	181,887	127,367
Gain (loss) on sale of discontinued operations, net of tax	3,616	7,521	89	(1,275)	608
Income (loss) from discontinued operations, net of tax	—	(2,505)	(862)	3,158	3,378

Net income (loss)	(1,592,171)	82,756	227,847	183,770	131,353
Net loss attributable to non-controlling interest	16,550	8,735	12,461	—	—

Net income (loss) attributable to Dean Foods Company	$(1,575,621)	$91,491	$240,308	$183,770	$131,353

Cash dividend paid per share	$—	$—	$—	$—	$15.00

Basic earnings (loss) per common share:
Net income attributable to Dean Foods Company	$(8.59)	$0.50	$1.41	$1.23	$1.01

Diluted earnings (loss) per common share:
Net income attributable to Dean Foods Company	$(8.59)	$0.50	$1.38	$1.20	$0.96

Average common shares:
Basic	183,388,220	181,799,306	170,986,886	149,266,519	130,310,811

Diluted	183,388,220	182,861,802	173,858,303	153,395,746	137,291,998

Other data:
Ratio of earnings to fixed charges(8)	—	1.50x	2.26x	1.81x	1.55x
Deficiency in the coverage of earnings to fixed charges	$(1,751,268)	$—	$—	$—	$—
Balance sheet data (at end of period):
Total assets(3)	$5,754,363	$7,956,667	$7,843,941	$7,040,192	$7,033,356
Long-term debt(6)(9)	3,765,928	4,067,525	4,228,979	4,489,251	5,272,351
Other long-term liabilities	428,544	351,645	393,575	411,991	320,181
Non-controlling interest	4,747	14,543	15,286	—	—
Dean Foods Company stockholders’ equity (deficit)(6)(10)	(103,398)	1,499,525	1,351,946	558,234	51,267

(1)

As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)

Results for 2011 and 2010 include charges of $131.3 million and $30.0 million, respectively, related to class action antitrust complaint settlements. See Note 18 to our Consolidated Financial Statements for more information regarding these charges.

(3)

Results for 2011 include a pre-tax, non-cash goodwill impairment of $2.1 billion related to our Fresh Dairy Direct reporting unit. See Note 6 to our Consolidated Financial Statements for further information.

(4)

Results for 2011 include a net pre-tax gain of $16.8 million related to the divestitures discussed in Note 2 to our Consolidated Financial Statements and results for 2007 include a loss of $1.7 million related to the sale of our tofu business.

(5)

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

On March 5, 2008, we issued and sold 18.7 million shares of our common stock in a public offering. We received net proceeds of approximately $400 million from the offering, which were used to reduce debt outstanding under the revolving portion of our senior secured credit facility.

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

(8)

The 2011 computation resulted in a deficiency in the coverage of earnings to fixed charges of $1.8 billion, due in large part to the goodwill impairment charge related to our Fresh Dairy Direct reporting unit. For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(9)	Includes the current portion of long-term debt.

(10)

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

Business Overview

We are a leading food and beverage company in the United States. Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Alpro markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic milk and other dairy products, International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products, and Silk plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. WhiteWave-Alpro also offers branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro and Provamel brands. Morningstar is a leading producer of extended shelf life (or “ESL”) creams and creamers, beverages and cultured dairy products under a wide array of private labels and the Friendship brand.

Our Reportable Segments

We have three reportable segments, Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments consisted of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

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

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 74% of our consolidated net sales in 2011. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

The dairy industry is a mature and fragmented industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the USDA, per capita consumption of fluid milk continues to decline. As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices have increased steadily from 2009 through 2011. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. Our fluid milk volumes, in general, outpaced the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

To further improve profitability and to stabilize margin erosion, we will continue to place an emphasis on cost reduction in 2012. Organizational changes are in process to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

Fresh Dairy Direct has several competitors in each of its major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors. In some cases Fresh Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 16% of our consolidated net sales in 2011. WhiteWave-Alpro manufactures, develops, markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic milk and other dairy products, International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products, and Silk plant-based beverages, such as soy, almond and coconut milks, and cultured soy products. WhiteWave-Alpro also offers branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro and Provamel brands. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural food stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales force and independent brokers. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

WhiteWave-Alpro has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on brand recognition and the expected or historical sales performance of the product compared to its competitors. In some cases, WhiteWave-Alpro pays fees to retailers to obtain shelf-space for its products. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for soy, other plant-based and organic beverages and foods has grown in recent years due to growing consumer confidence in the health benefits attributable to these products, and we believe WhiteWave-Alpro has a leading position in these categories.

Morningstar – Morningstar’s net sales were approximately 10% of our consolidated net sales in 2011. Morningstar Foods is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship brand. In addition to being sold through retailers for at-home consumption, these products are important ingredients for restaurant menu items such as desserts, soups, and coffee-specialty drinks. Morningstar sells its products to a variety of customers, including foodservice distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar sells its products through its internal sales force and independent brokers.

Morningstar has several competitors in each of its customer channels and major products. Competition within foodservice and retail customers is based primarily on quality, price and service. Competition for consumer sales is based on a variety of factors such as price, taste preference and quality. Dairy products also compete with many other products for consumer sales.

Recent Developments

See “Part I — Item 1. Business — Developments Since January 1, 2011” for further information regarding recent developments that have impacted our financial condition and results of operations.

Matters Affecting Comparability

Our discussion of the results of operations for the years ended 2011, 2010 and 2009 will be affected by the matters as summarized in the following table. See Note 2 to our Consolidated Financial Statements.

Year Affected	Matter	Segment
2011	Divestiture of our Mountain High yogurt operations	Fresh Dairy Direct
2011	Divestiture of our private label yogurt operations	Fresh Dairy Direct and Morningstar
2009	Acquisition of Alpro	WhiteWave-Alpro

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	000000000	000000000	000000000	000000000	000000000	000000000
	Year Ended December 31
	2011		2010		2009
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$13,055.5	100.0%	$12,122.9	100.0%	$11,113.8	100.0%
Cost of sales	10,037.9	76.9	9,117.0	75.2	8,008.6	72.1

Gross profit(1)	3,017.6	23.1	3,005.9	24.8	3,105.2	27.9
Operating costs and expenses:
Selling and distribution	1,963.7	15.0	1,904.5	15.7	1,818.8	16.4
General and administrative	608.9	4.7	629.6	5.2	623.8	5.6
Amortization of intangibles	10.5	0.1	11.3	0.1	9.6	0.1
Facility closing and reorganization costs	45.7	0.3	30.8	0.3	30.2	0.3
Litigation settlement	131.3	1.0	30.0	0.2	—	—
Goodwill impairment	2,075.8	15.9	—	—	—	—
Other operating income	(16.8)	(0.1)	—	—	—	—

Total operating costs and expenses	4,819.1	36.9	2,606.2	21.5	2,482.4	22.4

Operating income (loss)	$(1,801.5)	(13.8)%	$399.7	3.3%	$622.8	5.5%

(1)

As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2011	2010	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$9,596.9	$8,968.5	$628.4	7.0%
WhiteWave-Alpro	2,109.9	1,938.0	171.9	8.9
Morningstar	1,348.7	1,216.4	132.3	10.9

Total	$13,055.5	$12,122.9	$932.6	7.7%

The change in net sales was due to the following:

	Change in Net Sales 2011 vs. 2010
	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$(318.2)	$946.6	$628.4
WhiteWave-Alpro	84.8	87.1	171.9
Morningstar	(56.8)	189.1	132.3

Total	$(290.2)	$1,222.8	$932.6

Net sales — Consolidated net sales increased $932.6 million, or 7.7% during 2011 compared to 2010 primarily due to the pass through of higher commodity costs. These increases were partially offset by overall volume declines across most of our dairy categories in the Fresh Dairy Direct segment, as well as the sale of our yogurt operations during the first half of 2011.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $920.9 million, or 10.1%, as a result of higher commodity costs, partially offset by overall volume declines at Fresh Dairy Direct and the divestiture of our yogurt operations. Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of 2011, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. After declining modestly throughout the first quarter, we expect Class I and Class II pricing to remain relatively flat throughout 2012.

Operating Costs and Expenses — Excluding the $2.1 billion non-cash, pre-tax goodwill impairment charge recorded during 2011 (see Note 6 to our Consolidated Financial Statements), our operating expenses increased $137.1 million, or 5.3%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $59.2 million, driven by higher freight and fuel costs due to continued increases in fuel prices and increased personnel-related costs, largely due to incentive-based compensation. These costs were partially offset by a decrease in marketing costs. We expect freight and fuel costs to remain elevated throughout 2012.

•

General and administrative costs decreased $20.7 million, driven by a reduction in headcount and a decrease in professional and consulting fees, partially offset by higher incentive-based compensation, a $16.0 million correction of errors in our other postretirement benefit obligations and net periodic benefit costs, and a write-down of certain corporate assets. See Note 15 to our Consolidated Financial Statements for further information regarding the postretirement benefit errors.

•

Net facility closing and reorganization costs increased $14.9 million. See Note 16 to our Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a proposed settlement of the Tennessee dairy farmer actions. See Note 18 to our Consolidated Financial Statements for further information regarding the settlement.

•

We recorded other operating income as a result of a net pre-tax gain on the sale of our Mountain High and private label yogurt operations, partially offset by a pre-tax loss on the sale of our Waukesha fluid milk operations and the write-down of the assets of our Hero/WhiteWave joint venture, during 2011. See Note 2 to our Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Excluding $12.3 million of financing charges in 2010 associated with our June and December 2010 amendments of our senior secured credit facility, interest expense increased $17.0 million from the prior year, primarily due to higher average interest rates resulting from the June 30, 2010 credit facility amendment and the December 16, 2010 senior notes issuance. This increase was partially offset by the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010, the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011, and lower average debt balances versus the prior year resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund in the second quarter of 2011.

Income Taxes — Income tax benefit was recorded at an effective rate of 22.3% for 2011 compared to a 48.6% effective tax expense rate in 2010. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our 2011 effective tax rate was 47.9%, which was increased by changes in certain state tax laws and the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture and was decreased by the relative profitability of our foreign operations. Excluding the impact of a deferred tax correction, our 2010 effective tax rate was 41.4%, which was increased by the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are brand mix and achieving low cost, which are realized within gross profit and operating income, respectively.

	$000	$000	$000	$000
	Year Ended December 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,596.9	100.0%	$8,968.5	100.0%
Cost of sales	7,539.0	78.6	6,868.7	76.6

Gross profit	2,057.9	21.4	2,099.8	23.4
Operating costs and expenses	1,708.4	17.8	1,686.3	18.8

Total operating income	$349.5	3.6%	$413.5	4.6%

Net Sales — Fresh Dairy Direct’s net sales increased $628.4 million, or 7.0%, during 2011 compared to the prior year, primarily due to the pass-through of higher commodity costs, partially offset by a 1% volume decline in our fresh fluid milk category, which accounts for approximately 79% of our total volume at Fresh Dairy Direct. Additionally, volume declines in our ice cream, cultured and other non-dairy products, as well as the impact of our divestiture of our Mountain High yogurt operations, contributed to the offset. The industry and our Fresh Dairy Direct segment continue to experience declining volume trends. The continued economic decline throughout 2011 continued to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category. We expect these trends to continue in the near term.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Fresh Dairy Direct’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2011 compared to 2010:

	0000000	0000000	0000000
	Year Ended December 31*
	2011	2010	% Change
Class I mover(1)	$19.13	$15.35	24.6%
Class I raw skim milk mover(1)(2)	12.02	9.26	29.8
Class I butterfat mover(2)(3)	2.15	1.83	17.5
Class II raw skim milk minimum(1)(4)	12.49	9.85	26.8
Class II butterfat minimum(3)(4)	2.16	1.86	16.1

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales increased $670.3 million, or 9.8%, in 2011 compared to 2010 primarily due to higher commodity costs. Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of 2011, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. After declining modestly throughout the first quarter, we expect Class I and Class II pricing to remain relatively flat throughout 2012.

Gross Profit — Fresh Dairy Direct’s gross profit percentage decreased to 21.4% in 2011 from 23.4% in 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued economic decline, as well as reduced margins on new business. The industry has experienced retail and wholesale margin erosion, which has impacted the performance of our regional brands. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the fourth quarter of 2011. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited. We continue to focus on cost control and supply chain efficiency through cost-cutting initiatives, improved effectiveness in the pass-through of costs to our customers, as well as our continued focus on driving productivity and efficiency within our operations.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased $22.1 million, or 1.3%, during the year compared to the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $39.6 million, driven by increased fuel and freight costs, as the average diesel price has increased approximately 28% from 2010. We expect fuel and freight costs to remain elevated throughout 2012.

•	General and administrative costs decreased $16.7 million due to reductions in employee-related costs and professional and consulting fees, as a result of our cost-cutting initiatives.

WhiteWave-Alpro

The key performance indicators of WhiteWave-Alpro are sales volume, net sales dollars, gross profit and operating income.

	$000	$000	$000	$000
	Year Ended December 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,109.9	100.0%	$1,938.0	100.0%
Cost of sales	1,360.0	64.5	1,242.7	64.1

Gross profit	749.9	35.5	695.3	35.9
Operating costs and expenses	550.2	26.0	529.1	27.3

Total operating income	$199.7	9.5%	$166.2	8.6%

Net Sales — Net sales of the WhiteWave-Alpro segment increased $171.9 million, or 8.9%, driven by mid single-digit volume growth, coupled with pricing actions in response to higher commodity costs. Sales for the Horizon Organic and the creamers business, including International Delight and LAND O LAKES brands, increased in the low double-digits. Silk sales increase in the mid single-digits due to growth from Silk Pure Almond milk. Alpro sales increased low single-digits on a constant currency basis. We expect to continue to drive growth in the creamers and plant-based beverage categories through product innovation, including the launch of International Delight Iced Coffees and Silk Fruit and Protein in the first quarter of 2012.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased $117.3 million, or 9.4%, in 2011 compared to the prior year. This increase was primarily driven by sales volume growth and higher commodity costs, partially offset by cost-savings initiatives. We expect cost of sales to increase in the near term due to start-up costs incurred at our new Dallas manufacturing facility.

Gross Profit — WhiteWave-Alpro’s gross profit decreased to 35.5% in 2011 from 35.9% in 2010, driven by increased commodity input costs. We expect industry-wide shortages of organic milk to cause supply constraints, which could compress margins related to organic milk in 2012. We continue to take proactive steps to manage our organic milk supply in the short-term, and we remain focused on maintaining our leading brand position in the organic milk category.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased $21.1 million, or 4%, during 2011 compared to 2010, driven by an increase in selling and distribution costs as a result of higher volume and increased fuel costs. We expect operating costs to continue to increase, particularly in the first half of 2012, as we continue to invest in our International Delight and Silk expansion.

Morningstar

The key performance indicator of Morningstar is volume growth in categories, which is realized within gross profit.

	$000	$000	$000	$000
	Year Ended December 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,348.7	100.0%	$1,216.4	100.0%
Cost of sales	1,139.1	84.5	1,004.6	82.6

Gross profit	209.6	15.5	211.8	17.4
Operating costs and expenses	114.2	8.5	120.8	9.9

Total operating income	$95.4	7.0%	$91.0	7.5%

Net Sales — Morningstar’s net sales increased $132.3 million, or 10.9%, during 2011 compared to the prior year, primarily due to the pass-through of higher commodity costs as well as volume increases across most product categories. Total volume increase was offset by the divestiture of our private label yogurt operations during the second quarter of 2011.

Morningstar generally increases or decreases the prices of its dairy products on a monthly basis in correlation to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for 2011 compared to 2010:

	Year Ended December 31*
	2011	2010	% Change
Grade AA butter(1)	$1.96	$1.73	13.3%
Class II butterfat minimum(1)(2)	2.16	1.86	16.1
Class II raw skim milk minimum(2)(3)	12.49	9.85	26.8

*

The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I —Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales increased $134.5 million, or 13.4%, in 2011 compared to 2010 primarily due to increased commodity costs, as well as packaging and labor cost.

Gross Profit —Morningstar’s gross margin decreased to 15.5% in 2011 from 17.4% in 2010 due to the impact of higher commodity costs. The higher commodity costs were passed through in higher prices; however, there is typically a lag between the timing of raw materials cost increases and a corresponding price change to our customers. As a result, not all of the commodity cost increase was reflected in higher customer prices, which drove the decrease in gross profit.

Operating Costs and Expenses — Morningstar’s operating costs and expenses decreased $6.6 million, or 5.5%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs decreased $0.5 million, driven by reduced marketing activity in our Friendship brand.

•	General and administrative costs decreased $6.0 million due to lower labor related expenses resulting from reduced headcount through cost savings initiatives.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2010	2009	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$8,968.5	$8,456.2	$512.3	6.1%
WhiteWave-Alpro	1,938.0	1,633.0	305.0	18.7
Morningstar	1,216.4	1,024.6	191.8	18.7

Total	$12,122.9	$11,113.8	$1,009.1	9.1

The change in net sales was due to the following:

	Change in Net Sales 2010 vs. 2009
	Acquisitions	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$157.7	$(315.9)	$670.5	$512.3
WhiteWave-Alpro	172.7	106.9	25.4	305.0
Morningstar	—	(49.8)	241.6	191.8

Total	$330.4	$(258.8)	$937.5	$1,009.1

Net sales — Consolidated net sales increased $1.0 billion during 2010 compared to 2009 primarily due to the pass-through of higher commodity costs, acquisitions and an increase in sales volumes of our branded products, particularly International Delight, Horizon Organic and Silk. These increases were partially offset by higher promotional retail pricing and wholesale pricing pressures, as well as lower sales volumes across all categories in our Fresh Dairy Direct segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $1.1 billion, or 13.8%, in 2010 as compared to the prior year, primarily due to higher commodity prices, particularly raw milk and Class II butterfat costs, offset by lower overall volumes in Fresh Dairy Direct and Morningstar. Conventional milk prices were at historically low levels for most of 2009, with a fairly sharp increase in the fourth quarter of 2009 that continued throughout 2010. This significant increase in conventional milk prices was a result of limited supply due to production challenges coupled with strong global demand for both Class I and Class II inputs.

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

•	We recorded a charge of $30.0 million related to a class action antitrust settlement. See Note 18 to our Consolidated Financial Statements for further information regarding the settlement.

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

Income Taxes — Income tax expense was recorded at an effective rate of 48.6% for 2010 compared to 39.9% in 2009. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. Additionally, in 2010, we identified deferred tax asset balances associated with errors primarily related to periods prior to 2007. Since the effects of the errors are not material to the financial results for the year ending December 31, 2010 and were not material to any individual year prior to 2010, we adjusted our deferred tax assets and recorded a non-cash income tax charge of $10.8 million in the fourth quarter of 2010. Excluding the impact of this correction, the effective tax rate for 2010 was 41.4%, which was higher than 2009 primarily as a result of lower net earnings. Our 2010 and 2009 effective tax rates were both negatively impacted by the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are brand mix and achieving low cost, which are realized within gross profit and operating income.

	Year Ended December 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$8,968.5	100.0%	$8,456.2	100.0%
Cost of sales	6,868.7	76.6	6,160.5	72.9

Gross profit	2,099.8	23.4	2,295.7	27.1
Operating costs and expenses	1,686.3	18.8	1,653.3	19.6

Total operating income	$413.5	4.6%	$642.4	7.5%

Net Sales — Fresh Dairy Direct’s net sales increased $512.3 million, or 6.1%, during 2010 compared to the prior year, primarily due to the pass-through of higher commodity costs and the impact of acquisitions. These increases were partially offset by the impact of higher promotional retail pricing and wholesale pricing pressures, as well as overall volume declines across all product categories. Changing consumer behavior with increased pricing sensitivity and focus on value in the challenging domestic economy drove a material shift across the retail grocery industry. Retailers began lowering their margins on milk to hit key price points and demonstrate strong value to customers in an effort to keep or win market share in the challenging environment. Beginning in 2009 and throughout 2010, we experienced an increasing demand to absorb pricing concessions, which were originally absorbed by retailers.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Fresh Dairy Direct profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2010 compared to 2009:

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales increased $708.2 million, or 11.5%, in 2010 compared to 2009 primarily due to higher commodity prices experienced throughout the year, particularly raw milk and Class II butterfat costs, slightly offset by lower personnel costs. Conventional milk prices continued to increase throughout 2010 compared to historic lows in 2009. This significant increase in conventional milk prices was a result of limited supply due to production challenges coupled with strong global demand for both Class I and Class II inputs.

Gross Profit — Fresh Dairy Direct’s gross margin decreased to 23.4% in 2010 from 27.1% in 2009. Gross margins trended downward due to the increasingly intense competitive environment we have experienced. In addition to the increasing demands to absorb pricing concessions, we experienced a continued shift from branded to private label products, exacerbated by weak volumes across dairy and non-dairy product offerings, further impacting profitability.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased $33.0 million, or 2.0%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $23.0 million, primarily driven by increased fuel and freight costs. These costs were offset by a decrease in our self-insurance reserve due to changes in loss development factors as a result of a continuous decline in claims and better claims management, as well as benefits from efficiencies gained in our distribution network with route reductions and lower fuel usage.

•

General and administrative costs increased $8.8 million due to an increase in supply chain management and higher consulting fees, offset by lower personnel-related costs, largely due to decreased short term incentive compensation.

WhiteWave-Alpro

The key performance indicators of WhiteWave-Alpro are sales volumes, net sales dollars, gross profit and operating income.

	$000	$000	$000	$000
	Year Ended December 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,938.0	100.0%	$1,633.0	100.0%
Cost of sales	1,242.7	64.1	1,058.2	64.8

Gross profit	695.3	35.9	574.8	35.2
Operating costs and expenses	529.1	27.3	444.5	27.2

Total operating income	$166.2	8.6%	$130.3	8.0%

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

•	General and administrative costs increased $33.8 million, primarily driven by a $24.5 million increase due to our Alpro acquisition.

Morningstar

The key performance indicator of Morningstar is volume growth in categories, which is realized within gross profit.

	Year Ended December 31
	2010		2009
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,216.4	100.0%	$1,024.6	100.0%
Cost of sales	1,004.6	82.6	800.9	78.2

Gross profit	211.8	17.4	223.7	21.8
Operating costs and expenses	120.8	9.9	109.4	10.7

Total operating income	$91.0	7.5%	$114.3	11.1%

Net Sales — Morningstar’s net sales increased $191.8 million, or 18.7%, during 2010 compared to the prior year, primarily due to the pass-through of higher commodity costs, as well as volume increases across most product categories. These increases were partially offset by volume declines in our yogurt business.

Morningstar generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for 2010 compared to 2009:

	Year Ended December 31*
	2010	2009	% Change
Grade AA butter(1)	$1.73	$1.24	39.5%
Class II butterfat minimum(1)(2)	1.86	1.26	47.6
Class II raw skim milk minimum(2)(3)	9.85	7.09	38.9

*

The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I —Item 1. Business — Government Regulation — Milk Industry Regulation” and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.

(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales increased $203.7 million, or 25.4%, in 2010 compared to 2009. Morningstar’s cost of sales increased as a result of higher commodity prices experienced throughout the year. In addition, effective January 1, 2010, we implemented a standardized intercompany transfer pricing structure on all products manufactured by Morningstar on behalf of Fresh Dairy Direct, which caused an increase to Morningstar’s cost of sales as compared to 2009.

Gross Profit — Morningstar’s gross margin decreased to 17.4% in 2010 from 21.8% in 2009 due to the implementation of a standardized intercompany pricing structure and the impact of higher commodity costs. The higher commodity costs were passed through in higher prices; however, there is typically a lag between the timing of raw material cost increases and a corresponding price change to our customers. As a result, not all of the commodity cost increase was reflected in higher customer prices, which drove the decrease in gross profit.

Operating Costs and Expenses — Morningstar’s operating costs and expenses increased $11.4 million, or 10.4%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $5.1 million, primarily driven by increased fuel and freight costs. These costs were partially offset by a decrease in marketing costs related to our Friendship brand.

•	General and administrative costs increased $6.4 million due to increased research and development costs, investment in category management capabilities and increased facility costs.

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

As of December 31, 2011, $104.5 million of our total cash on hand of $114.9 million was attributable to our foreign operations. We anticipate that approximately $70 million of this cash will be mobilized and returned to the U.S. during the first half of 2012, and although not a required repayment under the agreement governing our senior secured credit facility, we intend to utilize these funds for additional debt repayments to lower our outstanding debt balances as well as future interest expense. We currently anticipate leaving the remaining $34.5 million of cash attributable to our foreign operations in these foreign jurisdictions.

At December 31, 2011, we had $3.8 billion of outstanding debt obligations, cash on hand of $114.9 million and an additional $1.6 billion of combined available future borrowing capacity under our existing senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	$000,000,00	$000,000,00	$000,000,00
	Year Ended December 31
	2011	2010	Change
	(In thousands)
Net cash flows from:
Operating activities	$448,516	$525,700	$(77,184)
Investing activities	(131,876)	(293,575)	161,699
Financing activities	(293,598)	(217,692)	(75,906)
Discontinued operations (operating and investing)	4,390	32,886	(28,496)
Effect of exchange rate changes on cash and cash equivalents	(4,588)	(502)	(4,086)

Net increase in cash and cash equivalents	$22,844	$46,817	$(23,973)

Operating Activities

Operating cash flows were lower than the prior year due to the impact of lower net income, higher inventory and receivables levels, driven primarily by the increase in commodity costs in 2011, and a $30 million litigation settlement payment in May 2011. These decreases in cash flows were partially offset by the receipt of a $62.4 million federal income tax refund in April 2011.

Investing Activities

Net cash used in investing activities decreased in 2011 due to combined cash proceeds of approximately $185 million from the sale of our Mountain High and private label yogurt operations and the sale of a trademark, partially offset by an increase in capital spending of approximately $24 million in comparison to the prior year. See Note 2 to our Consolidated Financial Statements for more information regarding the sale of our yogurt operations.

Financing Activities

Net cash used in financing activities increased during 2011 primarily due to a net repayment of debt of approximately $303 million in 2011 compared to net debt repayments of approximately $177 million in 2010 and the payment of $53 million of deferred financing costs related to the June 2010 and December 2010 amendments of our senior secured credit facility and the December 2010 senior notes issuance. Cash proceeds from the sale of our yogurt operations and the cash received from a federal income tax refund in April 2011 were utilized for portions of the debt repayments made in 2011.

Current Debt Obligations

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion 5-year senior secured revolving credit facility, a $1.5 billion 5-year senior secured term loan A and a $1.8 billion 7-year senior secured term loan B. We amended and restated the credit agreement governing our senior secured credit facility on June 30, 2010 and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts as summarized in the key terms table below, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio, and the addition of a senior secured leverage ratio (each as defined in our credit agreement); and the amendment of certain other terms.

The following table summarizes the key terms of the senior secured credit facility as of December 31, 2011:

	Principal(2)	Maturity Date		Applicable Base Rate Margin(3)	Applicable LIBOR Rate Margin(3)	Quarterly Commitment Fee on Undrawn Amounts
Revolving Credit Facility	$225 million	April 2, 2012		0.00% – 0.75%	0.625% –1.75%	0.125% –0.375%
	$1.28 billion	April 2, 2014		1.00% – 2.25%	2.00% – 3.25%	0.375% –0.500%
Term Loan A	$660 million	April 2, 2014		1.00% – 2.25%	2.00% – 3.25%	—
Term Loan B	$680 million	April 2, 2014		0.375% –0.75%	1.375% –1.75%	—
	$485 million	April 2, 2016		2.00% – 2.25%	3.00% – 3.25%	—
	$553 million	April 2, 2017	(1)	2.25% – 2.50%	3.25% – 3.50%	—

(1)

Subject to the condition that we meet certain leverage, debt, cash or credit rating tests following December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

(2)

Amounts for term loan A and term loan B represent outstanding principal balances as of December 31, 2011. The revolving credit facility principal amount represents the total original borrowings available to us under the facility.

(3)

The senior secured credit facility bears interest, at our election, at the Alternate Base Rate (as defined in our credit agreement) plus a margin depending on our leverage ratio or LIBOR plus a margin depending on our leverage ratio. Interest is payable quarterly or after the end of the applicable interest period.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum senior secured leverage, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at December 31, 2011 was 4.64 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.75 times as of December 31, 2011 and decreases to 5.50 times as of March 31, 2012, with periodic decreases thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less our cash and restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of our net income plus interest expense, taxes, depreciation, amortization expense and other non-cash expenses, and add-backs resulting from acquisition related non-recurring charges incurred by us or certain of our subsidiaries, and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent under the senior secured credit facility. Charges resulting from the settlement amounts related to the Vermont and Tennessee dairy farmer actions described in Note 18 to our Consolidated Financial Statements were treated as an adjustment to consolidated EBITDA by the administrative agent.

Our senior secured leverage ratio at December 31, 2011 was 3.34 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 4.25 times as of December 31, 2011 and decreases to 3.75 times as of March 31, 2012, with an additional decrease thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less our cash and restricted subsidiary cash up to $100 million, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at December 31, 2011 was 3.36 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.50 times as of December 31, 2011 and increases to 2.75 times as of March 31, 2012, with an additional increase thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

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

At December 31, 2011, there were outstanding borrowings of $2.5 billion under our senior secured credit facility (compared to $3.0 billion at December 31, 2010), which consisted of $2.4 billion in term loan borrowings and $100 million under the revolver. The decrease of $556 million in our senior secured credit facility outstanding borrowings was primarily due to lower outstanding borrowings under the revolver at December 31, 2011 in comparison to December 31, 2010; the full repayment of the remaining outstanding 2012 tranche A term loan borrowings as a result of the yogurt divestitures discussed in Note 2 to our Consolidated Financial Statements; and our quarterly scheduled term loan payments. At December 31, 2011, letters of credit in the aggregate amount of $2.2 million were issued under the revolving credit facility but undrawn. Our average daily balance under this facility during 2011 was $117.9 million. As of February 17, 2012, $124.2 million was borrowed under our senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $2.2 million that were issued but undrawn.

Receivables-backed Facility — In addition to our senior secured credit facility, we also have a $600 million receivables-backed facility under which current availability is subject to a monthly borrowing base formula. On September 28, 2011, we amended the agreement governing the receivables-backed facility. The terms of the agreement were modified to extend the liquidity termination date to September 25, 2013, to include the ability to issue letters of credit of up to $300 million under the facility, and to amend certain other terms.

Based on the monthly borrowing base formula, we had the ability to borrow up to the full $600 million commitment under the receivables-backed facility as of December 31, 2011. Of this amount, $260.0 million was drawn, and letters of credit in the aggregate amount of $165.4 million were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $174.6 million at December 31, 2011. The increase in outstanding borrowings at December 31, 2011 in comparison to December 31, 2010 is primarily attributable to a reallocation of revolver borrowings to the receivables-backed facility due to more favorable terms resulting from the September 2011 amendment of the receivables-backed facility described above. Our average daily balance under this facility during 2011 was $313.0 million. At February 17, 2012, $295.0 million was outstanding under this facility, excluding letters of credit in the aggregate amount of $165.4 million that were issued but undrawn.

As discussed in Note 18 to our Consolidated Financial Statements, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions. As part of the proposed settlement agreement, on February 21, 2012 we made a payment of $60 million into an escrow account to be distributed following the court’s final approval, issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement.

Senior Notes & Capital Leases — Other indebtedness outstanding at December 31, 2011 also included $500 million face value of outstanding indebtedness under Dean Foods Company’s senior notes due 2016, $400 million face value of outstanding indebtedness under Dean Foods Company’s senior notes due 2018, $142 million face value of outstanding indebtedness under Legacy Dean’s senior notes due 2017 and $0.7 million of capital lease and other obligations.

Alpro Revolving Credit Facility — On July 8, 2011, Alpro Comm VA renewed its multicurrency revolving credit facility for borrowings in an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro Comm VA subsidiaries. Proceeds under the facility may be used for working capital and other general corporate purposes of Alpro Comm VA. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2012. At December 31, 2011, there were no outstanding borrowings under this facility. As discussed above, we plan to return approximately $70 million of cash attributable to our Alpro operations to the U.S during the first half of 2012. Accordingly, we are currently evaluating our options with respect to the Alpro revolving credit facility to ensure the terms of the facility are sufficient to meet Alpro’s working capital and other general corporate needs once the cash is returned to the U.S.

Contractual Obligations and Other Long-Term Liabilities

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2011.

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(In millions)
Senior secured credit facility	$2,477.2	$202.0	$231.7	$1,037.4	$10.5	$470.9	$524.7
Dean Foods Company senior notes(1)	900.0	0.0	0.0	0.0	0.0	500.0	400.0
Subsidiary senior notes(1)	142.0	0.0	0.0	0.0	0.0	0.0	142.0
Receivables-backed facility	260.0	0.0	260.0	0.0	0.0	0.0	0.0
Capital lease obligations and other	0.7	0.5	0.2	0.0	0.0	0.0	0.0
Purchase obligations(2)	1,068.5	740.3	165.8	55.6	37.3	25.6	43.9
Operating leases (3)	430.9	108.9	85.7	67.2	50.2	29.3	89.6
Interest payments(4)	852.4	203.4	184.4	143.9	131.4	95.9	93.4
Benefit payments(5)	365.2	23.1	22.2	22.7	22.2	22.8	252.2
Litigation settlement(6)	140.0	60.0	20.0	20.0	20.0	20.0	0.0

Total(7)	$6,636.9	$1,338.2	$970.0	$1,346.8	$271.6	$1,164.5	$1,545.8

(1)	Represents face value.
(2)

Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

(3)

Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities. See Note 18 to our Consolidated Financial Statements for more detail about our lease obligations.

(4)

Includes fixed rate interest obligations, expected cash payments on our interest rate swaps based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2011 and interest on our variable rate debt based on the rates in effect at December 31, 2011. Interest that may be due in the future on the variable rate portion of our senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on our interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(5)

Represents expected future benefit obligations of $332.7 million and $32.5 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $30 million, $29 million and $30 million during the years ended December 31, 2011, 2010 and 2009, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 14 to our Consolidated Financial Statements.

(6)

Represents future payments pursuant to a pending agreement to settle all claims in the Tennessee dairy farmer actions described in Note 18 to our Consolidated Financial Statements. The settlement agreement had not been granted final court approval as of the filing date of this Annual Report on Form 10-K; however, based on our current understanding of the facts and circumstances surrounding this matter, we believe a settlement of this matter is likely to occur under substantially similar financing terms.

(7)	The table above excludes our liability for uncertain tax positions of $41.7 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2011 and 2010, we made contributions of $18.1 million and $10.3 million, respectively, to our defined benefit pension plans.

During the third quarter of 2011, we identified groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations, which resulted in an understatement of our benefit obligations and net periodic benefit cost. We recorded a non-cash charge, and the related benefit obligation, of $16.0 million during the third quarter of 2011, of which $0.8 million relates to the year ended December 31, 2011 and $15.2 million relates to prior periods. This adjustment will increase our future expected benefit payments under the other postretirement benefit plans.

Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2011, we recorded non-cash pension expense of $13.8 million, of which $12.9 million was attributable to periodic expense and $0.9 million was attributable to settlements compared to a total of $13.0 million in 2010, of which $11.3 million was attributable to periodic expense and $1.7 million was attributable to settlements.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was decreased from 5.28% at December 31, 2010 to 4.5% at December 31, 2011, which will increase the net periodic benefit cost for our pension plans by approximately $1.2 million in 2012.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. In July 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. At December 31, 2011, our master trust was invested as follows: investments in equity securities were at 59%; investments in fixed income were at 38%; cash equivalents were at 2% and other investments were at 1%. We believe the allocation of our master trust investments as of December 31, 2011 is generally consistent with the targets set forth by the Investment Committee.

See Notes 14 and 15 to our Consolidated Financial Statements for additional information regarding retirement plans and other postretirement benefits.

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

Future Capital Requirements

During 2012, we intend to invest a total of approximately $250 million to $275 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. This represents a substantial decline in spending in comparison to recent years and reflects a recent change in our company-wide strategy and how we expect to deploy our strategic capital and other investments to the value-added segments of our business and to those initiatives that yield higher returns over shorter time frames. We expect cash interest to be approximately $215 million to $220 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $14 million and imputed interest of approximately $3 million related to the Tennessee dairy farmer litigation settlement discussed in Note 18 to our Consolidated Financial Statements. The portion of our long-term debt due within the next 12 months totals $202.5 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that cash flow from operations and borrowings under our senior secured credit facility and receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

We currently have a maximum permitted senior secured leverage ratio of 4.25 times and maximum leverage ratio of 5.75 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. As of December 31, 2011, the senior secured leverage ratio was 3.34 times and the leverage ratio was 4.64 times. The maximum permitted senior secured leverage ratio and leverage ratio under both the senior secured credit facility and the receivables-backed facility will decline to 3.75 times and 5.50 times, respectively, as of March 31, 2012. These reduced leverage ratio requirements could limit our ability to incur additional debt.

At December 31, 2011, $174.6 million was available under the receivables-backed facility, with $1.4 billion also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 17, 2012, approximately $1.5 billion, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw materials used in Fresh Dairy Direct’s and Morningstar’s products are conventional milk (which contains both raw milk and butterfat) and bulk cream. The federal government and certain state governments set minimum prices for raw milk and those prices are set on a monthly basis. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct changes the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for some Fresh Dairy Direct and Morningstar Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Also, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of the year, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than in 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally. After declining modestly throughout the first quarter, we expect Class I and Class II pricing to remain relatively flat throughout 2012.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently work with more than 600 dairy farmers across the United States and purchase 93% of our organic raw milk from this network. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry regularly experiences significant swings in supply and demand based on consumer economic factors. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand. Such gaps can create challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased. During 2011, we experienced increased demand for our organic products particularly our Horizon Organic brand, and we have taken actions to address the rising demand. However, we have also experienced a tightening of the supply of organic milk during the fourth quarter of 2011, which increased costs, impacted availability of organic milk and negatively impacted our sales volume of organic milk. We expect this trend to continue in 2012, which may continue to pressure our costs and impact our volume sales of organic milk. We continue to monitor our position in the organic milk category, including taking proactive steps to manage our supply, and we remain focused on maintaining our leading branded position as we balance market share considerations against profitability.

Soybeans — Historically, the primary raw material used in our soy-based products has been organic soybeans. However, in 2009 we began augmenting our current product line by offering customers and consumers soy-based products manufactured with non–Genetically Modified Organism (“non-GMO”) soybeans. In 2011, we committed to using only non-GMO soybeans in our Silk branded soy products. The launch of these new products has shifted our raw material requirements from organic to non-GMO soybeans. Both organic soybeans and non-GMO soybeans are generally available from several suppliers and we are not dependent on any single supplier for these raw materials.

Fuel and Resin Costs — Fresh Dairy Direct purchases diesel fuel to operate its extensive DSD system and incurs fuel surcharge expense related to the products it delivers through third-party carriers. Morningstar and WhiteWave-Alpro primarily rely on third-party carriers for product distribution, and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 28 million pounds of resin and bottles per month. In 2011, we experienced continued increases in the price of resin. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that fuel and resin costs will remain elevated throughout 2012.

Competitive Environment

As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices have increased steadily from 2009 through 2011. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines on the shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. Our fluid milk volumes, in general, outpaced the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

To improve profitability and to stabilize margin erosion, we will continue to emphasize cost reduction in 2012. Organizational changes are in process to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

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

Perpetual trademarks and goodwill are evaluated for impairment annually and on an interim basis when circumstances arise that indicate a possible impairment to ensure that the carrying value is recoverable.

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

During 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit. Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value; therefore, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded.

Based on the valuation performed, we concluded the implied fair value of our Fresh Dairy Direct goodwill was $87 million. Accordingly, we recorded a $2.1 billion non-cash charge ($1.6 billion net of tax) in 2011.

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

The fair value of each of our reporting units exceeds its related carrying value by approximately $512 million or 28.6%, $510 million or 94.5%, $1.2 billion or 106.7% and $193 million or 46.4% for Fresh Dairy Direct, Morningstar, WhiteWave and Alpro, respectively.

We can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in our operating results or our assumptions.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ

In the fourth quarter of 2011, we completed the annual goodwill impairment testing of all our reporting units using the methods described above and did not record any additional impairment charge. Additionally, based on the analysis of our indefinite-lived trademarks performed in the fourth quarter of 2011, each of our trademarks had fair values in excess of their book values.

Our goodwill and intangible assets totaled $1.8 billion as of December 31, 2011.

Property, Plant and Equipment

We perform impairment tests when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or planned closure of a facility.

Our property, plant and equipment totaled $2.1 billion as of December 31, 2011.

	Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate asset useful lives and future cash flows.	If actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Self Insurance Accruals

We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third-party carriers with high deductible limits. In other areas, we are self-insured with stop-loss coverages.

At December 31, 2011 we recorded accrued liabilities related to these retained risks of $193.7 million, including both current and long-term liabilities. We have reduced our property and casualty insurance reserves over the past two years due to a continuous decline in claims resulting from ongoing safety improvements, as well as better claims management.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries.

If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our self-insured liabilities could affect net earnings by approximately $15.1 million.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would each result in an increase in our annual pension expense of $0.6 million.

A 1% increase in assumed healthcare costs trends would increase the aggregate post retirement medical obligation by approximately $3.0 million.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2011 our liability for uncertain tax positions, including accrued interest, was $41.7 million, and our valuation allowance was $9.2 million.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate.

Additionally, several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements — In May 2011, in an effort to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard expands existing disclosure requirements for fair value measurements and makes certain other amendments, including a requirement to categorize, by level in the fair value hierarchy, items that are required to be disclosed, but not measured, at fair value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. We do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued an Accounting Standards Update related to “Presentation of Comprehensive Income.” This standard revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously accepted presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented in the financial statements. In December 2011, the FASB indefinitely deferred the portion of this standard that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The portions of this standard that have not been deferred by the FASB will change the presentation of comprehensive income in our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In September 2011, the FASB issued an Accounting Standards Update related to “Testing Goodwill for Impairment.” The new guidance permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Unless an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual goodwill impairment testing process.

In September 2011, the FASB issued an Accounting Standards Update related to “Compensation – Retirement Benefits - Multiemployer Plans.” This standard requires new quantitative and qualitative disclosures for multiemployer pension and other postretirement benefit plans. The objective of the amended disclosures is to provide users with more detailed information about the plans in which we participate. We have adopted this standard as of December 31, 2011. See Note 14 to our Consolidated Financial Statements.

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

Our open commodity derivative contracts that qualify for hedge accounting had a notional value of $34 million as of December 31, 2011. These contracts resulted in net unrealized losses of $2.6 million as of December 31, 2011. At the end of 2011, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity price, would have resulted in an additional unrealized net loss of $2.8 million.

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

A majority of our debt obligations are hedged at fixed rates and the remaining debt obligations are currently at variable rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2011, the analysis indicated that such interest rate movement would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

Foreign Currency Fluctuations

Our international operations represented approximately 11% and 3% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2011. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2011 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	000000000000000000	000000000000000000
	December 31
	2011	2010
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$114,851	$92,007
Receivables, net of allowance of $10,891 and $15,347	946,109	891,019
Income tax receivable	24,960	71,337
Inventories	452,150	425,576
Deferred income taxes	109,475	141,653
Prepaid expenses and other current assets	65,595	77,510
Assets held for sale	3,182	117,114

Total current assets	1,716,322	1,816,216
Property, plant and equipment, net	2,114,380	2,113,391
Goodwill	1,155,271	3,179,192
Identifiable intangible and other assets, net	768,390	847,868

Total	$5,754,363	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,232,165	$1,232,876
Current portion of debt	202,539	174,250
Liabilities of disposal groups held for sale	-	3,839
Current portion of litigation settlements	60,838	30,000

Total current liabilities	1,495,542	1,440,965
Long-term debt	3,563,389	3,893,275
Deferred income taxes	292,539	756,714
Other long-term liabilities	428,544	351,645
Long-term litigation settlements	73,000	-
Commitments and contingencies (Note 18)
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit):
Preferred stock, none issued	-	-
Common stock 183,745,789 and 182,255,334 shares issued and outstanding, with a par value of $0.01 per share	1,837	1,823
Additional paid-in capital	1,086,804	1,061,253
Retained earnings (Accumulated deficit)	(992,519)	583,102
Accumulated other comprehensive loss	(199,520)	(146,653)

Total Dean Foods Company stockholders’ equity (deficit)	(103,398)	1,499,525
Non-controlling interest	4,747	14,543

Total stockholders’ equity (deficit)	(98,651)	1,514,068

Total	$5,754,363	$7,956,667

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	000,000.000,000.00	000,000.000,000.00	000,000.000,000.00
	Year Ended December 31
	2011	2010	2009
	(Dollars in thousands, except share data)
Net sales	$13,055,493	$12,122,887	$11,113,782
Cost of sales	10,037,907	9,116,965	8,008,561

Gross profit	3,017,586	3,005,922	3,105,221
Operating costs and expenses:
Selling and distribution	1,963,748	1,904,526	1,818,833
General and administrative	608,868	629,656	623,835
Amortization of intangibles	10,539	11,295	9,637
Facility closing and reorganization costs	45,688	30,761	30,162
Litigation settlements	131,300	30,000	—
Goodwill impairment	2,075,836	—	—
Other operating income	(16,831)	—	—

Total operating costs and expenses	4,819,148	2,606,238	2,482,467

Operating income (loss)	(1,801,562)	399,684	622,754
Other (income) expense:
Interest expense	252,951	248,301	246,510
Other (income) expense, net	(1,915)	161	(4,221)

Total other expense	251,036	248,462	242,289

Income (loss) from continuing operations before income taxes	(2,052,598)	151,222	380,465
Income tax expense (benefit)	(456,811)	73,482	151,845

Income (loss) from continuing operations	(1,595,787)	77,740	228,620
Gain on sale of discontinued operations, net of tax	3,616	7,521	89
Loss from discontinued operations, net of tax	—	(2,505)	(862)

Net income (loss)	(1,592,171)	82,756	227,847
Net loss attributable to non-controlling interest	16,550	8,735	12,461

Net income (loss) attributable to Dean Foods Company	$(1,575,621)	$91,491	$240,308

Average common shares:
Basic	183,388,220	181,799,306	170,986,886
Diluted	183,388,220	182,861,802	173,858,303
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(8.61)	$0.48	$1.41
Income from discontinued operations attributable to Dean Foods Company	0.02	0.02	—

Net income (loss) attributable to Dean Foods Company	$(8.59)	$0.50	$1.41

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$(8.61)	$0.47	$1.39
Income (loss) from discontinued operations attributable to Dean Foods Company	0.02	0.03	(0.01)

Net income (loss) attributable to Dean Foods Company	$(8.59)	$0.50	$1.38

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2009	154,036,798	$1,540	$532,420	$251,303	$(227,029)	$—	$558,234
Issuance of common stock, net of tax impact of share-based compensation	1,412,365	15	9,292	—	—	—	9,307
Share-based compensation expense	—	—	39,371	—	—	—	39,371
Public offering of equity securities	25,405,000	254	444,419	—	—	—	444,673
Fair value of non-controlling interest acquired	—	—	—	—	—	14,499	14,499
Capital contribution from non-controlling interest	—	—	—	—	—	13,248	13,248
Net loss attributable to non-controlling interest	—	—	—	—	—	(12,461)	(12,461)
Other comprehensive income (loss) (Note 13)
Net income attributable to Dean Foods Company	—	—	—	240,308	—	—	240,308	$240,308
Change in fair value of derivative instruments, net of tax benefit of $13,387	—	—	—	—	(22,417)	—	(22,417)	(22,417)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $42,466	—	—	—	—	70,772	—	70,772	70,772
Cumulative translation adjustment	—	—	—	—	2,509	—	2,509	2,509
Pension liability adjustment, net of tax of $3,260	—	—	—	—	9,189	—	9,189	9,189

Comprehensive income attributable to Dean Foods Company								$300,361

Balance, December 31, 2009	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock, net of tax impact of share-based compensation	1,401,171	14	(1,121)	—	—	—	(1,107)
Share-based compensation expense	—	—	36,872	—	—	—	36,872
Capital contribution from non-controlling interest	—	—	—	—	—	7,992	7,992
Net loss attributable to non-controlling interest	—	—	—	—	—	(8,735)	(8,735)
Other comprehensive income (loss) (Note 13)
Net income attributable to Dean Foods Company	—	—	—	91,491	—	—	91,491	$91,491
Change in fair value of derivative instruments, net of tax benefit of $12,491	—	—	—	—	(17,360)	—	(17,360)	(17,360)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $37,180	—	—	—	—	59,393	—	59,393	59,393

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Cumulative translation adjustment	—	—	—	—	(20,707)	—	(20,707)	(20,707)
Pension liability adjustment, net of tax benefit of $525	—	—	—	—	(1,003)	—	(1,003)	(1,003)

Comprehensive income attributable to Dean Foods Company								$111,814

Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,490,455	14	(5,857)	—	—	—	(5,843)
Share-based compensation expense	—	—	31,408	—	—	—	31,408
Capital Contribution from non-controlling interest	—	—	—	—	—	6,754	6,754
Net loss attributable to non-controlling interest	—	—	—	—	—	(16,550)	(16,550)
Other comprehensive income (loss) (Note 13)
Net loss attributable to Dean Foods Company	—	—	—	(1,575,621)	—	—	(1,575,621)	$(1,575,621)
Change in fair value of derivative instruments, net of tax benefit of $38,527	—	—	—	—	(58,797)	—	(58,797)	(58,797)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $23,156	—	—	—	—	35,235	—	35,235	35,235
Cumulative translation adjustment	—	—	—	—	(12,738)	—	(12,738)	(12,738)
Pension liability adjustment, net of tax benefit of $10,694	—	—	—	—	(16,567)	—	(16,567)	(16,567)

Comprehensive loss attributable to Dean Foods Company								$(1,628,488)

Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,592,171)	$82,756	$227,847
Loss from discontinued operations	—	2,505	862
Gain on sale of discontinued operations	(3,616)	(7,521)	(89)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	285,767	276,080	253,930
Share-based compensation expense	36,632	36,872	39,371
Loss on divestitures and other, net	8,163	19,813	29,453
Write-off of financing costs	—	3,695	—
Goodwill impairment	2,075,836	—	—
Deferred income taxes	(471,176)	121,043	40,352
Other	1,435	(1,379)	(1,337)
Changes in operating assets and liabilities, net of acquisitions:
Receivables, net	(63,669)	(25,659)	57,577
Inventories	(32,195)	4,020	(8,389)
Prepaid expenses and other assets	10,922	5,764	5,393
Accounts payable and accrued expenses	45,848	32,931	59,148
Income taxes receivable/payable	42,902	(55,220)	(46,039)
Litigation settlements	103,838	30,000	—

Net cash provided by operating activities—continuing operations	448,516	525,700	658,079
Net cash provided by operating activities—discontinued operations	774	8,765	2,475

Net cash provided by operating activities	449,290	534,465	660,554
Cash flows from investing activities:
Payments for property, plant and equipment	(325,484)	(301,974)	(267,690)
Proceeds from insurance claims	786	—	—
Proceeds from divestitures	185,270	—	—
Payments for acquisitions, net of cash received	—	—	(581,211)
Proceeds from sale of fixed assets	7,552	8,399	8,833

Net cash used in investing activities—continuing operations	(131,876)	(293,575)	(840,068)
Net cash provided by (used in) investing activities—discontinued operations	3,616	24,121	(525)

Net cash used in investing activities	(128,260)	(269,454)	(840,593)
Cash flows from financing activities:
Proceeds from issuance of debt	—	400,000	—
Repayment of debt	(210,108)	(514,457)	(330,363)
Proceeds from senior secured revolver	3,274,390	4,006,680	3,689,000
Payments for senior secured revolver	(3,627,690)	(4,068,880)	(3,173,800)
Proceeds from receivables-backed facility	4,652,000	2,445,500	1,784,728
Payments for receivables-backed facility	(4,392,000)	(2,445,500)	(2,244,728)
Payments of financing costs	(600)	(52,720)	—
Issuance of common stock, net of share repurchases for withholding taxes	3,623	3,415	454,326
Tax savings on share-based compensation	33	278	894
Capital contribution from non-controlling interest	6,754	7,992	12,708

Net cash provided by (used in) financing activities	(293,598)	(217,692)	192,765
Effect of exchange rate changes on cash and cash equivalents	(4,588)	(502)	808

Increase in cash and cash equivalents	22,844	46,817	13,534
Cash and cash equivalents, beginning of period	92,007	45,190	31,656

Cash and cash equivalents, end of period	$114,851	$92,007	$45,190

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2011, 2010 and 2009

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based beverages, such as soy, almond and coconut milks, and other plant-based food products. As we continue to evaluate and seek to maximize the value of our strong brands and product offerings, we have aligned our leadership teams, operating strategies and supply chain initiatives around our three lines of business: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave-Alpro markets and sells a variety of nationally branded dairy and dairy-related products, such as Horizon Organic milk and other dairy products, International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products, and Silk plant-based beverages such as soy, almond and coconut milks and cultured soy products. WhiteWave-Alpro also offers branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro and Provamel brands. Morningstar is a leading U.S. manufacturer of ESL creams and creamers, beverage and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese under an array of private labels and the Friendship brand.

Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of our wholly-owned subsidiaries, as well as those of our 50% owned joint venture between WhiteWave and Hero Group (“Hero”). The resulting non-controlling interest’s share in the equity of the joint venture is presented as a separate component of stockholders’ equity in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit), and the net loss attributable to the non-controlling interest is presented in the Consolidated Statements of Operations. See Note 2 for information regarding the wind down of the joint venture. All intercompany balances and transactions are eliminated in consolidation.

As of December 31, 2011, we have presented an accrual related to a proposed litigation settlement in a new line item entitled current portion of litigation settlements. In prior periods, litigation settlement accruals were presented within the accounts payable and other accrued expenses line item. Our historical balance sheet has been recast to conform to the current presentation. See Note 18 for further information regarding our litigation settlements.

Unless otherwise indicated, references in the report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments consisted of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

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

We test property, plant and equipment for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include significant changes in business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used in our impairment evaluations include product development, volume growth and contribution margins. Leasehold improvements are amortized over the shorter of their lease term or their estimated useful lives. Expenditures for repairs and maintenance which do not improve or extend the life of the assets are expensed as incurred.

Goodwill and Intangible Assets — Identifiable intangible assets, other than indefinite-lived trademarks, are typically amortized over the following range of estimated useful lives:

Asset	Useful Life
Customer relationships	5 to 15 years
Certain finite-lived trademarks	5 to 15 years
Customer supply contracts	Over the terms of the agreements
Noncompetition agreements	Over the terms of the agreements
Deferred financing costs	Over the terms of the related debt

In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we conduct impairment tests on our goodwill and indefinite-lived trademarks annually and when circumstances indicate that the carrying value may not be recoverable. To determine whether impairment exists, we primarily utilize a discounted future cash flow analysis.

Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The carrying value of the net assets of the business held for sale are then recorded at the fair market value, less costs to sell. As of December 31, 2011, $3.2 million assets held for sale related to the wind-down of our Hero joint venture within the WhiteWave-Alpro segment, were recorded within the assets held for sale line item on our Consolidated Balance Sheets and are no longer being depreciated. As of December 31, 2010, assets related to the sale of our yogurt operations of $55.6 million and $61.5 million, within Fresh Dairy Direct and Morningstar, respectively, were recorded within the assets held for sale line item on our Consolidated Balance Sheets and are no longer being depreciated. See Note 2. As of December 31, 2011 and 2010, assets of $1.8 million and $2.3 million, respectively, related to facilities that are closed or to be closed, were held for sale and recorded in the prepaid expenses and other current assets line on our Consolidated Balance Sheets within our Fresh Dairy Direct segment and are no longer being depreciated. In 2011 and 2010, we recorded charges of $16.5 million and $13.2 million, respectively, primarily to write down certain of the closed facility assets to their estimated fair value. These charges were recorded within facility closing and reorganization costs. See Note 16.

Foreign Currency Translation — The financial statements of our foreign subsidiaries are translated to U.S. dollars. The functional currency of our foreign subsidiaries is generally the local currency of the country. Accordingly, assets and liabilities of the foreign subsidiaries are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates that affect cash flows and the related receivables or payables are recognized as transaction gains and losses and are recognized in the statement of operations with their related operational activity. Currently, an immaterial amount of transaction gains and losses are reflected in general and administrative expense in our Consolidated Statements of Operations. The cumulative translation adjustment in our Consolidated Statements of Stockholders’ Equity (Deficit) reflects the unrealized adjustments resulting from translating the financial statements of our foreign subsidiaries.

Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock unit awards is equal to the closing price of our stock on the date of grant. The fair value of our phantom shares is remeasured at each reporting period based on the closing price of our common stock on the last day of the respective reporting period. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported and is classified as a corporate item for segment reporting. See Note 11.

Revenue Recognition, Sales Incentives and Accounts Receivable — Sales are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, the product has been delivered to the customer and there is a reasonable assurance of collection of the sales proceeds. Sales are recorded net of allowances for returns, trade promotions and prompt pay and other discounts. We routinely offer sales incentives and discounts through various regional and national programs to our customers and consumers. These programs include rebates, shelf-price reductions, in-store display incentives, coupons and other trade promotional activities. These programs, as well as amounts paid to customers for shelf-space in retail stores, are considered reductions in the price of our products and thus are recorded as reductions to gross sales. Some of these incentives are recorded by estimating incentive costs based on our historical experience and expected levels of performance of the trade promotion. We maintain liabilities at the end of each period for the estimated incentive costs incurred but unpaid for these programs. Differences between estimated and actual incentive costs are normally insignificant and are recognized in earnings in the period such differences are determined.

We provide credit terms to customers generally ranging up to 30 days, perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses based on our historical experience. Estimated product returns have not historically been material.

Income Taxes — All of our wholly-owned U.S. operating subsidiaries, as well as our proportional share of the operations of our unconsolidated affiliates and our consolidated joint venture, are included in our U.S. federal consolidated tax return. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2011, no provision had been made for U.S. federal or state income tax on approximately $86.4 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

Deferred income taxes arise from temporary differences between amounts recorded in the Consolidated Financial Statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets, including the benefit of net operating loss and tax credit carry forwards, are evaluated based on the guidelines for realization and are reduced by a valuation allowance if deemed necessary.

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

Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $176.4 million in 2011, $190.7 million in 2010 and $174.3 million in 2009. Prepaid advertising was not material as of December 31, 2011 and 2010.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.5 billion, $1.4 billion and $1.3 billion during 2011, 2010 and 2009, respectively.

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

Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. Our total research and development expense was $19.7 million, $25.8 million and $25.5 million for 2011, 2010 and 2009, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In May 2011, in an effort to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Fair Value Measurements: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard expands existing disclosure requirements for fair value measurements and makes certain other amendments, including a requirement to categorize, by level in the fair value hierarchy, items that are required to be disclosed, but not measured, at fair value. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied prospectively. We do not expect the adoption of this standard to have a material effect on our Consolidated Financial Statements.

In June 2011, the FASB issued an Accounting Standards Update related to “Presentation of Comprehensive Income.” This standard revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the previously accepted presentation options and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income, or two separate but consecutive statements. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and requires retrospective application for all periods presented in the financial statements. In December 2011, the FASB indefinitely deferred the portion of this standard that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The portions of this standard that have not been deferred by the FASB will change the presentation of comprehensive income in our Consolidated Financial Statements beginning with our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

In September 2011, the FASB issued an Accounting Standards Update related to “Testing Goodwill for Impairment.” The new guidance permits entities to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. Unless an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The standard is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual goodwill impairment testing process.

In September 2011, the FASB issued an Accounting Standards Update related to “Compensation – Retirement Benefits - Multiemployer Plans.” This standard requires new quantitative and qualitative disclosures for multiemployer pension and other postretirement benefit plans. The objective of the amended disclosures is to provide users with more detailed information about the plans in which we participate. We have adopted this standard as of December 31, 2011. See Note 14.

2.	DIVESTITURES, DISCONTINUED OPERATIONS AND ACQUISITIONS

Divestitures

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group, which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less costs to sell as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our Consolidated Financial Statements. We completed the majority of the wind-down of the joint venture during the fourth quarter of 2011. As of December 31, 2011, $3.2 million of machinery and equipment related to the joint venture were recorded within the assets held for sale line item on our Consolidated Balance Sheets. Upon completion of the wind-down in the first half of 2012, we may incur additional charges related to the final settlement with our joint venture partner, Hero Group.

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

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations. These operations did not meet the requirements to be accounted for as discontinued operations. The Mountain High yogurt operation was part of our Fresh Dairy Direct segment, and the private label yogurt operations were a part of our Fresh Dairy Direct and Morningstar segments.

On February 1, 2011, we completed the sale of our Mountain High yogurt operations for cash proceeds of approximately $85 million. We used the proceeds from the sale to prepay a portion of the outstanding 2012 tranche A term loan borrowings under our senior secured credit facility. We completed the sale of our private label yogurt operations for cash proceeds of approximately $93 million on April 1, 2011 and used the proceeds for additional debt repayments, including the full repayment of the remaining outstanding 2012 tranche A term loan borrowings. See Note 9.

We recorded a net pre-tax gain of $16.8 million during the year ended December 31, 2011, related to our divestitures. The gain was recorded in other operating income in our Consolidated Statements of Operations.

The following is a summary of the assets and liabilities of our Mountain High and private label yogurt operations that were held for sale as of December 31, 2010 (in thousands):

	Fresh Dairy Di	Fresh Dairy Di	Fresh Dairy Di
	Fresh Dairy Direct	Morningstar	Total
Assets:
Current assets	$—	$8,329	$8,329
Property, plant and equipment, net	521	25,825	26,346
Goodwill, identifiable intangible and other assets, net	55,084	27,355	82,439

Assets held for sale	$55,605	$61,509	$117,114

Liabilities:
Accounts payable and accrued expenses	$—	$3,839	$3,839

Discontinued Operations

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. We completed the sale of our Rachel’s business on August 4, 2010 and recognized a gain of $5.7 million, net of tax. Our Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2010 and 2009.

In September 2011, we recorded an additional pre-tax gain on the sale of Rachel’s of $4.1 million as a result of the final working capital cash settlement, which has been recorded in gain on sale of discontinued operations, net of tax in our Consolidated Statements of Operations.

The following is a summary of Rachel’s operating results, which are included in discontinued operations:

	Year Ended	Year Ended
	Year Ended December 31
	2010	2009
	(In thousands)
Operations:
Net sales	$26,319	$44,606

Income (loss) before income taxes	(3,783)	(642)
Income tax	1,399	(220)

Net income (loss)	$(2,384)	$(862)

In 2010 we recognized expense of $121,000 related to prior discontinued operations. In 2010 and 2009, we recognized a gain of $1.8 million and a gain of $89,000 on the sale of prior discontinued operations.

During the years ended December 31, 2011 and 2010, we recorded expenses of approximately $1.5 million and $9.8 million in connection with the Mountain High, private label yogurt, Waukesha and Rachel’s sales as well as other transactional activities. Of this amount, $3.6 million was recorded in discontinued operations during the year ended December 31, 2010. The remaining amount is recorded in general and administrative expenses in our Consolidated Statements of Operations.

Acquisitions

During 2009, we completed the acquisition of Alpro, as well as several other businesses that were not material individually or in the aggregate. The pro-forma impact of these acquisitions would not have materially changed our 2009 reported net earnings. In relation to these acquisitions and other transactional activities, we recorded expenses of approximately $31.3 million for the year ended December 31, 2009, which were recorded in general and administrative expenses in our Consolidated Statements of Operations.

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

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC through December 31, 2014. We spent $360.3 million, $314.9 million and $268.2 million on products purchased from CCC during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had net payables to CCC of $24.5 million and $12.8 million, respectively.

Non-controlling Interest in Consolidated Affiliate

Hero/WhiteWave Joint Venture — In January 2008, we entered into and formed a 50/50 strategic joint venture with Hero Group (“Hero”), a producer of international fruit and infant nutrition brands. In 2011, the joint venture partners decided to wind down Hero’s operations. See Note 2.

During 2011 and 2010, our joint venture partner made cash contributions of $6.8 million and $8.0 million, respectively. Our joint venture partner did not make any non-cash contributions in 2011 or 2010. During 2011 and 2010, we made cash contributions of $6.9 million and $8.8 million, respectively, and continued non-cash contributions in the form of the capital lease for the manufacturing facility constructed at one of our existing WhiteWave plants. The joint venture has assets of $4.0 million, primarily equipment held for sale, and liabilities of $2.4 million, which are included within the WhiteWave-Alpro segment.

4.	INVENTORIES

Inventories, net of reserves of $3.6 million and $5.9 million as of December 31, 2011 and 2010, consisted of the following:

	December 31	December 31
	December 31
	2011	2010
	(In thousands)
Raw materials and supplies	$198,579	$187,176
Finished goods	253,571	238,400

Total	$452,150	$425,576

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following:

	December 31	December 31
	December 31
	2011	2010
	(In thousands)
Land	$250,929	$242,666
Buildings	942,703	927,836
Leasehold improvements	91,544	89,337
Machinery and equipment	2,510,253	2,381,545
Construction in progress	129,331	91,461

	3,924,760	3,732,845
Less accumulated depreciation	(1,810,380)	(1,619,454)

Total	$2,114,380	$2,113,391

For 2011 and 2010, we capitalized $1.5 million and $1.4 million in interest related to borrowings during the construction period of major capital projects, which is included as part of the cost of the related asset. Other non-cash additions to property, plant and equipment were $10.8 million and $13.0 million in 2011 and 2010.

6.	GOODWILL AND INTANGIBLE ASSETS

Our goodwill and intangible assets have resulted from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including trademarks and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and trademarks with indefinite lives are not amortized.

A trademark is determined to have an indefinite life if it has a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. If these perpetual trademark criteria are not met, the trademarks are amortized over their expected useful lives. Determining the expected life of a trademark is based on a number of factors including the competitive environment, trademark history and anticipated future trademark support.

Amortizable intangible assets are only evaluated for impairment upon a significant change in the operating environment. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level; our reporting units include Fresh Dairy Direct, WhiteWave, Morningstar and Alpro. We did not recognize any impairment charges related to goodwill during 2010 or 2009.

Interim Impairment Test at Fresh Dairy Direct — During the third quarter of 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit. A prolonged economic decline has resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that are unlikely to improve materially. These conditions have continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. We believed that these indicators of impairment were isolated to the Fresh Dairy Direct reporting unit and did not warrant interim testing for our WhiteWave, Morningstar and Alpro reporting units. We assessed each of these reporting units for impairment during the fourth quarter of 2011 in connection with our annual impairment test, as described more fully below.

Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value. For purposes of the step one analysis, we estimated the fair value of the Fresh Dairy Direct reporting unit using both an income approach that analyzed projected discounted cash flows and a market approach that considered other comparable companies. Both approaches resulted in substantially similar values for our Fresh Dairy Direct reporting unit. We also compared the aggregate fair value estimates of all of our reporting units, using the fair values derived in our 2010 annual impairment test, conducted in the fourth quarter of 2010, for our other three reporting units, to our enterprise value (market capitalization plus outstanding indebtedness) as of the valuation date. In our view, the comparison indicated that the step one determination of fair value of Fresh Dairy Direct was reasonable.

In calculating the fair value of our Fresh Dairy Direct reporting unit we used unobservable inputs (Level 3, as defined in Note 10) and significant management judgment. We used the following estimates and assumptions in the discounted cash flow analysis:

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

Additionally, under the market approach analysis, we used significant other observable inputs (Level 2, as defined in Note 10) including various peer company comparisons. Changes in these estimates or assumptions could materially affect the determination of fair value and the conclusions of the step one analysis for the reporting unit.

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

The interim impairment analysis was not complete as of the filing date of our Quarterly Report on Form 10-Q for the period ended September 30, 2011; however, based on the work performed through the date of that filing, we concluded that an impairment charge between $1.9 billion and $2.1 billion could be reasonably estimated. Accordingly, we recorded a $1.9 billion, non-cash charge ($1.6 billion, net of tax), during the third quarter of 2011, which represented our best estimate of the impairment present at September 30, 2011. This impairment charge did not impact our operations, compliance with our debt covenants or our cash flows.

During the fourth quarter of 2011, we finalized the interim impairment analysis of Fresh Dairy Direct goodwill and other indefinite-lived intangible assets and recorded an additional non-cash impairment charge of $149.8 million ($57.9 million, net of tax). The adjustment to the initial impairment estimate booked during the third quarter of 2011 was the result of refining our valuation models to verify the overall accuracy and reasonableness of all significant inputs and assumptions. This impairment charge did not impact our operations, compliance with our debt covenants or our cash flows.

Annual Impairment Test of Goodwill and Indefinite-Lived Intangible Assets — Following the interim testing of our Fresh Dairy Direct reporting unit as described above, we conducted our annual impairment test during the fourth quarter of 2011. Considerable management judgment is necessary to evaluate goodwill and indefinite-lived intangible assets for impairment. We determine fair value using widely acceptable valuation techniques including discounted cash flows, market multiples analyses and relief from royalty analyses. Assumptions used in our valuations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. The terminal growth rates utilized in calculating the fair value of our reporting units (ranging from 1% to 3.5%) is also dependent upon meeting our internal projections and operating plans, as well as other factors and assumptions.

Based on our analysis performed in the fourth quarter of 2011, each of our reporting units tested had fair values in excess of book values by approximately $512 million or 28.6%, $510 million or 94.5%, $1.2 billion or 106.7% and $193 million or 46.4% for Fresh Dairy Direct, Morningstar, WhiteWave and Alpro, respectively. The sum of the fair values of our reporting units was in excess of our market capitalization. We believe that the difference between the fair value and market capitalization is reasonable (in the context of assessing whether any asset impairment exists) when market-based control premiums are taken into consideration. Additionally, based on the analysis of our indefinite-lived trademarks performed in the fourth quarter of 2011, each of our trademarks had fair values in excess of their book values.

In 2009, we recognized an impairment charge of $0.5 million in Fresh Dairy Direct related to a perpetual trademark for a regional brand due to projected declining annualized sales volumes and profitability. These trademarks were no longer deemed to have a perpetual life and are being amortized over their respective estimated remaining lives.

We can provide no assurance that we will not have additional impairment charges in future periods as a result of changes in our operating results or our assumptions.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	December 31	December 31	December 31	December 31
	Fresh Dairy Direct	WhiteWave- Alpro	Morningstar	Total
	(In thousands)
Balance at December 31, 2009	$2,223,565	$712,912	$336,337	$3,272,814
Acquisitions and purchase accounting adjustments	(4,696)	—	—	(4,696)
Foreign currency translation	—	(6,487)	—	(6,487)
Goodwill transferred to assets held for sale (1)	(55,084)	—	(27,355)	(82,439)

Balance at December 31, 2010	$2,163,785	$706,425	$308,982	$3,179,192
Goodwill impairment	(2,075,836)	—	—	(2,075,836)
Acquisitions and purchase accounting adjustments	—	—	—	—
Foreign currency translation	—	(3,655)	—	(3,655)
Divestitures (Note 2)	(1,108)	—	(2,888)	(3,996)
Other (2)	—	59,566	—	59,566

Balance at December 31, 2011	$86,841	$762,336	$306,094	$1,155,271

(1)

In the fourth quarter of 2010, we entered into agreements to sell our Mountain High and private label yogurt operations. In connection with these divestitures, goodwill of $82.4 million was allocated to these operations and recorded as assets held for sale as of December 31, 2010.

(2)

In 2011, we identified that we had not set up a deferred tax liability for a trademark acquired as part of our acquisition of WhiteWave in 2002. We corrected this error as of December 31, 2011 and recorded an increase in the goodwill attributable to our WhiteWave reporting unit of $59.6 million, with a corresponding increase in deferred tax liabilities. See Note 8.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2011 and 2010 are as follows:

	December 31	December 31	December 31	December 31	December 31	December 31
	December 31
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$586,663	$—	$586,663	$593,387	$—	$593,387
Intangible assets with finite lives:
Customer-related and other (1)	131,751	(53,652)	78,099	133,829	(44,622)	89,207
Trademarks(1)(2)	10,564	(4,938)	5,626	18,614	(4,474)	14,140

Total	$728,978	$(58,590)	$670,388	$745,830	$(49,096)	$696,734

(1)

We wrote off $4.6 million of indefinite-lived intangibles and $1.5 million of net finite-lived intangibles during 2011 related to the divestitures disclosed in Note 2. The remaining decrease in the carrying amount of intangible assets with indefinite lives is primarily the result of foreign currency translation adjustments.

(2)	During 2011, we sold a trademark with a gross carrying amount of $7.5 million.

Amortization expense on intangible assets for the years ended December 31, 2011, 2010 and 2009 was $10.5 million, $11.3 million and $9.6 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2012	$9.3 million
2013	9.2 million
2014	8.5 million
2015	8.5 million
2016	8.5 million

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	December 31
	2011	2010
	(In thousands)
Accounts payable	$768,886	$782,185
Payroll and benefits	166,098	131,177
Health insurance, workers’ compensation and other insurance costs	70,844	74,934
Current derivative liability	42,136	60,326
Other accrued liabilities	184,201	184,254

Total	$1,232,165	$1,232,876

8.	INCOME TAXES

The following table presents the 2011, 2010 and 2009 income tax expense (benefit):

	December 31	December 31	December 31
	Year Ended December 31
	2011(1)	2010(2)	2009(3)
	(In thousands)
Current income taxes:
Federal	$8,580	$(48,528)	$94,190
State	6,476	1,704	15,060
Foreign	598	2,050	3,295

Total current income tax expense (benefit)	15,654	(44,774)	112,545

Deferred income taxes:
Federal	(399,773)	107,094	33,704
State	(71,698)	9,715	5,132
Foreign	(994)	1,447	464

Total deferred income tax expense (benefit)	(472,465)	118,256	39,300

Total income tax expense (benefit)	$(456,811)	$73,482	$151,845

(1)	Excludes $0.5 million in income tax expense related to discontinued operations.
(2)	Excludes $8.7 million in income tax benefit related to discontinued operations.
(3)	Excludes $0.3 million in income tax benefit related to discontinued operations.

The following table presents the 2011, 2010 and 2009 income (loss) from continuing operations before income taxes for our domestic and foreign operations:

	December 31	December 31	December 31
	Year Ended December 31
	2011	2010	2009
	(In thousands)
United States	$(2,082,457)	$127,934	$370,642
Other Countries	29,859	23,288	9,823

Total income (loss) from continuing operations before income taxes	$(2,052,598)	$151,222	$380,465

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense at statutory rate	$(718,409)	35.0%	$52,928	35.0%	$133,163	35.0%
State income taxes	(41,237)	2.0	5,855	3.9	14,476	3.8
Foreign taxes versus U.S. statutory rate	(8,188)	0.4	(4,792)	(3.2)	884	0.2
Nondeductible goodwill	305,657	(14.9)	—	—	—	—
Deferred tax asset adjustment	—	—	10,848	7.2	—	—
Exclusion of non-controlling interest tax benefit	5,792	(0.2)	3,057	2.0	4,876	1.3
Nondeductible compensation	1,322	(0.1)	2,713	1.8	3,434	0.9
Other	(1,748)	0.1	2,873	1.9	(4,988)	(1.3)

Total	$(456,811)	22.3%	$73,482	48.6%	$151,845	39.9%

In 2010, we identified deferred tax asset balances associated with errors primarily related to periods prior to 2007. Since the effects of the errors are not material to the financial results for the year ending December 31, 2010 and were not material to any individual year prior to 2010, we adjusted our deferred tax assets and recorded a non-cash income tax charge of $10.8 million.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31	December 31
	December 31
	2011(1)	2010(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$166,469	$128,469
Retirement plans and postretirement benefits	53,307	38,324
Share-based compensation	47,482	45,091
Receivables and inventories	20,562	26,218
Derivative instruments	40,359	24,866
Net operating loss carryforwards	30,881	28,902
State and foreign tax credits	10,070	11,143
Other	4,876	3,774
Valuation allowances	(9,176)	(7,660)

	364,830	299,127
Deferred income tax liabilities:
Intangible assets	(154,650)	(550,197)
Property, plant and equipment	(370,513)	(342,824)
Investment in unconsolidated affiliates	(22,731)	(21,167)

	(547,894)	(914,188)

Net deferred income tax liability	$(183,064)	$(615,061)

(1)	Includes $10.1 million of deferred tax assets related to uncertain tax positions.
(2)	Includes $14.3 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31	December 31
	December 31
	2011	2010
	(In thousands)
Current assets	$109,475	$141,653
Noncurrent liabilities	(292,539)	(756,714)

Total	$(183,064)	$(615,061)

As discussed in Note 6, in 2011, we identified that we had not set up a deferred tax liability for a trademark acquired as part of our acquisition of WhiteWave in 2002. We corrected this error as of December 31, 2011 and recorded an increase in deferred tax liabilities of $59.6 million with a corresponding increase to the goodwill attributable to our WhiteWave reporting unit.

At December 31, 2011, we had $30.9 million of tax-effected state and foreign net operating loss carryforwards and $10.1 million of state and foreign tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2012. A valuation allowance of $9.2 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to state and foreign net operating loss carryforwards, state credit carryforwards and foreign tax credit carryforwards will be realized prior to expiration. Our valuation allowance increased $1.5 million in 2011 for the expected nonutilization of certain state net operating loss carryforwards.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2011	2010	2009
	(In thousands)
Balance at beginning of year	$58,165	$72,611	$41,400
Increases in tax positions for current year	15,531	1,245	5,204
Increases in tax positions for prior years	4,518	7,857	5,641
Acquired increases in tax positions for prior years	—	—	31,019
Decreases in tax positions for prior years	(31,162)	(18,295)	(4,181)
Settlement of tax matters	(4,066)	(3,884)	(5,249)
Lapse of applicable statutes of limitations	(1,285)	(1,369)	(1,223)

Balance at end of year	$41,701	$58,165	$72,611

These unrecognized tax benefits are classified in our Consolidated Balance Sheets as follows:

	December 31	December 31	December 31
	December 31
	2011	2010	2009
	(In thousands)
Accrued expenses	$4,687	$5,620	$3,333
Other long-term liabilities	37,014	52,545	69,278

Total	$41,701	$58,165	$72,611

Of the balance at December 31, 2011, $26.8 million would impact our effective tax rate and $4.8 million would be offset by tax benefits associated with potential transfer pricing adjustments, if recognized. The remaining $10.1 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Income tax expense for 2011, 2010 and 2009 included interest expense, net of tax of $0, ($1.6) million, and $1.1 million, respectively. Our liability for uncertain tax positions included accrued interest of $4.1 million and $4.9 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011, our 2008 to 2010 tax years remain subject to examination in our major jurisdictions. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state and foreign income tax returns in the process of examination, appeals or settlement.

9.	DEBT

	December 31	December 31	December 31	December 31
	December 31, 2011		December 31, 2010
	Amount Outstanding	Interest Rate	Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,477,160	3.00%*	$3,033,529	2.96%*
Senior notes due 2016	498,959	7.00	498,765	7.00
Senior notes due 2018	400,000	9.75	400,000	9.75

	3,376,119		3,932,294
Subsidiary debt obligations:
Senior notes due 2017	129,117	6.90	127,504	6.90
Receivables-backed facility	260,000	1.31 **	—
Capital lease obligations and other	692		7,727
Alpro revolving credit facility	—		—

	389,809		135,231

	3,765,928		4,067,525
Less current portion	(202,539)		(174,250)

Total long-term portion	$3,563,389		$3,893,275

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at December 31, 2011, were as follows (in thousands):

	$000,000,000	$000,000,000	$000,000,000	$000,000,000
	Total	Term Loan A	Term Loan B	Other*
2012	$202,539	$169,396	$17,675	$15,468
2013	491,813	213,975	17,675	260,163
2014	1,037,375	276,384	676,230	84,761
2015	10,535	—	10,535	—
2016	970,923	—	470,923	500,000
Thereafter	1,066,667	—	524,667**	542,000

Subtotal	3,779,852	659,755	1,717,705	1,402,392
Less discounts	(13,924)	—	—	(13,924)

Total outstanding debt	$3,765,928	$659,755	$1,717,705	$1,388,468

*	Includes our revolving credit facility, receivables-backed facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**

The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests following December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A, and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At December 31, 2011, there were outstanding borrowings of $660 million under the term loan A, $1.72 billion under the term loan B and $100 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the year ended December 31, 2011 was $117.9 million. Letters of credit in the aggregate amount of $2.2 million were issued under the revolving credit facility but undrawn.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

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

The total amount of receivables sold to these entities as of December 31, 2011 was $905.7 million. During 2011, we borrowed $4.7 billion and subsequently repaid $4.4 billion under this facility with a remaining drawn balance of $260.0 million at December 31, 2011, excluding letters of credit in the aggregate amount of $165.4 million that were issued but undrawn. Our average daily balance under the receivables-backed facility during the year ended December 31, 2011 was $313.0 million. The facility bears interest at a variable rate based upon commercial paper and LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. Based on this formula, we could fully access the $600 million commitment as of December 31, 2011.

As discussed in Note 18, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions. As part of the proposed settlement agreement, on February 21, 2012 we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes. The senior notes were sold in a private placement to qualified institutional buyers and in offshore transactions and were not registered under the Securities Act of 1933. On August 3, 2011, we exchanged $400 million of the senior notes for new notes evidencing the same indebtedness and with substantially similar terms as the corresponding series of old notes, except that the new notes are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at December 31, 2011 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at December 31, 2011 was $499.0 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2011 was $129.1 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

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

Alpro Revolving Credit Facility — On July 8, 2011, Alpro Comm VA renewed its multicurrency revolving credit facility for borrowings in an amount not to exceed €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro Comm VA subsidiaries. Proceeds under the facility may be used for working capital and other general corporate purposes of Alpro Comm VA. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2012. At December 31, 2011, there were no outstanding borrowings under this facility.

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

The following condensed consolidating financial information present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the Dean Foods Company senior notes due 2016 and 2018 and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture, in addition to our receivables securitization subsidiaries.

We have corrected the presentation of our audited condensed consolidating financial information for the years ended 2010 and 2009 to properly reflect the investment in and equity earnings of the non-guarantor subsidiaries by certain guarantor subsidiaries in accordance with SEC Regulation S-X, which were previously only presented in the Parent column. We have also restated amounts previously disclosed to (i) properly present the equity in earnings of consolidated subsidiaries in the Parent column which was previously presented in pre-tax income from subsidiaries, discontinued operations, and non-controlling interest, (ii) properly reflect guarantor subsidiaries’ cash flows from operations which were included in the Parent column and correct the associated intercompany balances, and (iii) allocate certain deferred income taxes and other current and long-term tax liabilities from the Parent column to the guarantor and non-guarantor subsidiaries columns, correct the associated intercompany balances, and reflect corresponding changes to cash flows from operating and financing activities. These corrections had no impact on consolidated results as previously reported.

	Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$6,221	$105,569	$—	$114,851
Receivables, net	104	61,156	884.849	—	946,109
Income tax receivable	24,934	—	26	—	24,960
Inventories	—	426,126	26,024	—	452,150
Intercompany receivables	—	4,821,647	—	(4,821,647)	—
Intercompany note receivable	—	125,000	—	(125,000)	—
Other current assets	44,779	117,952	12,339	—	175,070
Assets held for sale	—	—	3,182	—	3,182

Total current assets	72,878	5,558,102	1,031,989	(4,946,647)	1,716,322
Property, plant and equipment, net	413	1,931,787	182,180	—	2,114,380
Goodwill	0	993,250	162,021	—	1,155,271
Identifiable intangible and other assets, net	69,904	587,442	111,044	—	768,390
Investment in subsidiaries	7,738,221	356,983	—	(8,095,204)	—

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$148,543	$1,012,736	$70,886	$—	$1,232,165
Intercompany payables	4,245,143	—	576,504	(4,821,647)	—
Current portion of debt	202,012	259	268	—	202,539
Intercompany note payable	—	—	125,000	(125,000)	—
Current portion of litigation settlements	60,838	—	—	—	60,838

Total current liabilities	4,656,536	1,012,995	772,658	(4,946,647)	1,495,542
Long-term debt	3,174,107	129,282	260,000	—	3,563,389
Other long-term liabilities	81,171	547,066	92,846	—	721,083
Long-term litigation settlements	73,000	—	—	—	73,000
Dean Foods Company stockholders’ equity (deficit)	(103,398)	7,738,221	356,983	(8,095,204)	(103,398)
Non-controlling interest	—	—	4,747	—	4,747

Total Stockholders’ equity (deficit)	(103,398)	7,738,221	361,730	(8,095,204)	(98,651)

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

	Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$307	$307	$9,750	$9,750	$81,950	$81,950	$—	$—	$92,007
Receivables, net	353	353	33,941	33,941	856,725	856,725	—	—	891,019
Income tax receivable	71,173	71,173	—	—	164	164	—	—	71,337
Inventories	—	—	394,862	394,862	30,714	30,714	—	—	425,576
Intercompany receivables	193,051	193,051	4,211,670	4,677,374	13,924	13,924	(4,418,645)	(4,884,349)	—
Other current assets	105,345	25,850	96,967	176,407	16,851	16,906	—	—	219,163
Assets held for sale	—	—	117,114	117,114	—	—	—	—	117,114

Total current assets	370,229	290,734	4,864,304	5,409,448	1,000,328	1,000,383	(4,418,645)	(4,884,349)	1,816,216
Property, plant and equipment, net	222	222	1,900,192	1,900,192	212,977	212,977	—	—	2,113,391
Goodwill	—	—	3,013,516	3,013,516	165,676	165,676	—	—	3,179,192
Identifiable intangible and other assets, net	88,135	88,135	616,435	616,435	143,298	143,298	—	—	847,868
Investment in subsidiaries	9,335,787	9,335,787	—	494,947	—	—	(9,335,787)	(9,830,734)	—

Total	$9,794,373	$9,714,878	$10,394,447	$11,434,538	$1,522,279	$1,522,334	$(13,754,432)	$(14,715,083)	$7,956,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,869	$135,685	$1,014,819	$1,018,003	$79,188	$79,188	$—	$—	$1,232,876
Intercompany payables	3,568,750	4,060,029	21,586	21,586	828,309	802,734	(4,418,645)	(4,884,349)	—
Current portion of debt	167,540	167,540	6,454	6,454	256	256	—	—	174,250
Liabilities of disposal groups held for sale	—	—	3,839	3,839	—	—	—	—	3,839
Current portion of litigation settlements	30,000	30,000	—	—	—	—	—	—	30,000

Total current liabilities	3,905,159	4,393,254	1,046,698	1,049,882	907,753	882,178	(4,418,645)	(4,884,349)	1,440,965
Long-term debt	3,764,754	3,764,754	127,892	127,892	629	629	—	—	3,893,275
Other long-term liabilities	624,935	57,345	379,017	920,977	104,407	130,037	—	—	1,108,359
Dean Foods Company stockholders’ equity	1,499,525	1,499,525	8,840,840	9,335,787	494,947	494,947	(9,335,787)	(9,830,734)	1,499,525
Non-controlling interest	—	—	—	—	14,543	14,543	—	—	14,543

Total Stockholders’ equity	1,499,525	1,499,525	8,840,840	9,335,787	509,490	509,490	(9,335,787)	(9,830,734)	1,514,068

Total	$9,794,373	$9,714,878	$10,394,447	$11,434,538	$1,522,279	$1,522,334	$(13,754,432)	$(14,715,083)	$7,956,667

	00000000000	00000000000	00000000000	00000000000	00000000000
	Condensed Consolidating Statement of Operations for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$12,669,751	$385,742	$—	$13,055,493
Cost of sales	—	9,806,337	231,570	—	10,037,907

Gross profit	—	2,863,414	154,172	—	3,017,586
Selling and distribution	—	1,872,808	90,940	—	1,963,748
General and administrative	9,614	552,496	46,758	—	608,868
Amortization of intangibles	—	9,152	1,387	—	10,539
Facility closing and reorganization costs	—	45,688	—	—	45,688
Litigation settlements	131,300	—	—	—	131,300
Goodwill impairment	—	2,075,836	—	—	2,075,836
Other operating income	(800)	(36,377)	20,346	—	(16,831)
Interest expense	234,517	11,071	7,363	—	252,951
Other (income) expense, net	(10,664)	9,418	(669)	—	(1,915)

Loss from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(363,967)	(1,676,678)	(11,953)	—	(2,052,598)
Income tax benefit	(134,994)	(311,627)	(10,190)	—	(456,811)

Loss before equity in earnings (loss) of subsidiaries	(228,973)	(1,365,051)	(1,763)	—	(1,595,787)
Equity in earnings (loss) of consolidated subsidiaries	(1,346,648)	18,403	—	1,328,245	—

Loss from continuing operations	(1,575,621)	(1,346,648)	(1,763)	1,328,245	(1,595,787)
Gain on sale of discontinued operations, net of tax	—	—	3,616	—	3,616

Net income (loss)	(1,575,621)	(1,346,648)	1,853	1,328,245	(1,592,171)
Net loss attributable to non-controlling interest	—	—	16,550	—	16,550

Net income (loss) attributable to Dean Foods Company	$(1,575,621)	$(1,346,648)	$18,403	$1, 328,245	$(1,575,621)

	Condensed Consolidating Statement of Operations for the Year Ended December 31, 2010
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$11,760,772	$11,760,772	$362,115	$—	$—	$12,122,887
Cost of sales	—	—	8,905,747	8,905,747	211,218	—	—	9,116,965

Gross profit	—	—	2,855,025	2,855,025	150,897	—	—	3,005,922
Selling and distribution	—	—	1,807,075	1,807,075	97,451	—	—	1,904,526
General and administrative	7,924	7,924	584,982	584,982	48,045	—	—	640,951
Facility closing and reorganization costs	—	—	30,761	30,761	—	—	—	30,761
Litigation settlements	—	—	30,000	30,000	—	—	—	30,000
Interest expense	237,037	237,037	10,598	10,598	666	—	—	248,301
Other (income) expense, net	(7,909)	(7,909)	8,948	8,948	(878)	—	—	161
Income from subsidiaries	(388,274)	—	—	—	—	388,274	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	151,222	(237,052)	382,661	382,661	5,613	(388,274)	—	151,222
Income tax expense (benefit)	73,482	(112,490)	185,947	185,947	25	(185,972)	—	73,482

Income (loss) before equity in earnings of subsidiaries	77,740	(124,562)	196,714	196,714	5,588	(202,302)	—	77,740
Equity in earnings of consolidated subsidiaries	—	216,053	—	19,339	—	—	(235,392)	—

Income from continuing operations	77,740	91,491	196,714	216,053	5,588	(202,302)	(235,392)	77,740

Gain on sale of discontinued operations, net of tax	7,521	—	—	—	7,521	(7,521)	—	7,521
Loss from discontinued operations, net of tax	(2,505)	—	—	—	(2,505)	2,505	—	(2,505)

Net income	82,756	91,491	196,714	216,053	10,604	(207,318)	(235,392)	82,756
Net loss attributable to non-controlling interest	8,735	—	—	—	8,735	(8,735)	—	8,735

Net income attributable to Dean Foods Company	$91,491	$91,491	$196,714	$216,053	$19,339	$(216,053)	$(235,392)	$91,491

	Condensed Consolidating Statement of Operations for the Year Ended December 31, 2009
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$10,928,250	$10,928,250	$185,532	$—	$—	$11,113,782
Cost of sales	—	—	7,896,766	7,896,766	111,795	—	—	8,008,561

Gross profit	—	—	3,031,484	3,031,484	73,737	—	—	3,105,221
Selling and distribution	—	—	1,752,829	1,752,829	66,004	—	—	1,818,833
General and administrative	18,287	18,287	591,569	591,569	23,616	—	—	633,472
Facility closing and reorganization costs	—	—	30,162	30,162	—	—	—	30,162
Interest expense	230,454	230,454	14,912	14,912	1,144	—	—	246,510
Other (income) expense, net	(22,468)	(22,468)	19,060	19,060	(813)	—	—	(4,221)
Income from subsidiaries	(606,738)	—	—	—	—	606,738	—	—

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	380,465	(226,273)	622,952	622,952	(16,214)	(606,738)	—	380,465
Income tax expense (benefit)	151,845	(94,601)	248,622	248,622	(2,176)	(246,446)	—	151,845

Income (loss) before equity in earnings (loss) of subsidiaries	228,620	(131,672)	374,330	374,330	(14,038)	(360,292)	—	228,620
Equity in earnings (loss) of consolidated subsidiaries	—	371,980	—	(2,439)	—	—	(369,541)	—

Income (loss) from continuing operations	228,620	240,308	374,330	371,891	(14,038)	(360,292)	(369,541)	228,620
Gain on sale of discontinued operations, net of tax	89	—	89	89	—	(89)	—	89
Loss from discontinued operations, net of tax	(862)	—	—	—	(862)	862	—	(862)

Net income (loss)	227,847	240,308	374,419	371,980	(14,900)	(359,519)	(369,541)	227,847
Net loss attributable to non-controlling interest	12,461	—	—	—	12,461	(12,461)	—	12,461

Net income (loss) attributable to Dean Foods Company	$240,308	$240,308	$374,419	$371,980	$(2,439)	$(371,980)	$(369,541)	$240,308

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) continuing operations	$(89,511)	$540,273	$(2,246)	$448,516
Net cash provided by discontinued operations	—	—	774	774

Net cash provided by (used in) operating activities	(89,511)	540,273	(1,472)	449,290
Payments for property, plant and equipment	—	(312,187)	(13,297)	(325,484)
Proceeds from insurance proceeds	—	786	—	786
Net proceeds from divestitures	—	185,270	—	185,270
Proceeds from sale of fixed assets	—	7,512	40	7,552

Net cash used in investing activities — continuing operations	—	(118,619)	(13,257)	(131,876)
Net cash provided by investing activities — discontinued operations	—	—	3,616	3,616

Net cash used in investing activities	—	(118,619)	(9,641)	(128,260)
Repayment of debt	(203,070)	(6,418)	(620)	(210,108)
Proceeds from senior secured revolver	3,274,390	—	—	3,274,390
Payments for senior secured revolver	(3,627,690)	—	—	(3,627,690)
Proceeds from receivables-backed facility	—	—	4,652,000	4,652,000
Payments for receivables-backed facility	—	—	(4,392,000)	(4,392,000)
Payment of deferred financing costs	(600)	—	—	(600)
Issuance of common stock, net of share repurchases for withholding taxes	3,623	—	—	3,623
Tax savings on share-based compensation	33	—	—	33
Capital contribution from non-controlling interest	—	—	6,754	6,754
Net change in intercompany balances	645,579	(418,765)	(226,814)	—

Net cash provided by (used in) financing activities	92,265	(425,183)	39,320	(293,598)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,588)	(4,588)

Increase (decrease) in cash and cash equivalents	2,754	(3,529)	23,619	22,844
Cash and cash equivalents, beginning of period	307	9,750	81,950	92,007

Cash and cash equivalents, end of period	$3,061	$6,221	$105,569	$114,851

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010
	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) continuing operations	$149,935	$(186,669)	$380,908	$719,117	$(5,143)	$(6,748)	$525,700
Net cash provided by discontinued operations	—	—	—	—	8,765	8,765	8,765

Net cash provided by (used in) operating activities	149,935	(186,669)	380,908	719,117	3,622	2,017	534,465
Payments for property, plant and equipment	—	—	(288,785)	(288,785)	(13,189)	(13,189)	(301,974)
Payments for acquisitions, net of cash received	—	—	—	—	—	—	—
Proceeds from sale of fixed assets	—	—	8,212	8,212	187	187	8,399

Net cash used in investing activities — continued operations	—	—	(280,573)	(280,573)	(13,002)	(13,002)	(293,575)
Net cash provided by investing activities — discontinued operations	—	—	—	—	24,121	24,121	24,121

Net cash provided by (used in) investing activities	—	—	(280,573)	(280,573)	11,119	11,119	(269,454)
Proceeds from the issuance of debt	400,000	400,000	—	—	—	—	400,000
Repayment of debt	(501,220)	(501,220)	(13,092)	(13,092)	(145)	(145)	(514,457)
Proceeds from senior secured revolver	4,006,680	4,006,680	—	—	—	—	4,006,680
Payments for senior secured revolver	(4,068,880)	(4,068,880)	—	—	—	—	(4,068,880)
Proceeds from receivables-backed facility	—	—	—	—	2,445,500	2,445,500	2,445,500
Payments for receivables-backed facility	—	—	—	—	(2,445,500)	(2,445,500)	(2,445,500)
Payment of deferred financing costs	(52,720)	(52,720)	—	—	—	—	(52,720)
Issuance of common stock, net of share repurchases for withholding taxes	3,415	3,415	—	—	—	—	3,415
Tax savings on share-based compensation	278	278	—	—	—	—	278
Capital contribution from non-controlling interest	—	—	—	—	7,992	7,992	7,992
Net change in intercompany balances	53,154	389,758	(77,493)	(415,702)	24,339	25,944	—

Net cash provided by (used in) financing activities	(159,293)	177,311	(90,585)	(428,794)	32,186	33,791	(217,692)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(502)	(502)	(502)

Increase (decrease) in cash and cash equivalents	(9,358)	(9,358)	9,750	9,750	46,425	46,425	46,817
Cash and cash equivalents, beginning of period	9,665	9,665	—	—	35,525	35,525	45,190

Cash and cash equivalents, end of period	$307	$307	$9,750	$9,750	$81,950	$81,950	$92,007

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2009
	Parent		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) continuing operations	$194,778	$(163,482)	$421,541	$782,702	$41,760	$38,859	$658,079
Net cash provided by (used in) discontinued operations	—	—	(735)	(735)	3,210	3,210	2,475

Net cash provided by (used in) operating activities	194,778	(163,482)	420,806	781,967	44,970	42,069	660,554
Payments for property, plant and equipment	(1,220)	(1,220)	(260,809)	(260,809)	(5,661)	(5,661)	(267,690)
Payments for acquisitions, net of cash received	(580,068)	(580,068)	—	—	(1,143)	(1,143)	(581,211)
Proceeds from sale of fixed assets	—	—	8,833	8,833	—	—	8,833

Net cash used in investing activities — continuing operations	(581,288)	(581,288)	(251,976)	(251,976)	(6,804)	(6,804)	(840,068)
Net cash used in investing activities — discontinued operations	—	—	—	—	(525)	(525)	(525)

Net cash used in investing activities	(581,288)	(581,288)	(251,976)	(251,976)	(7,329)	(7,329)	(840,593)
Repayment of debt	(186,751)	(186,751)	(143,612)	(143,612)	—	—	(330,363)
Proceeds from senior secured revolver	3,689,000	3,689,000	—	—	—	—	3,689,000
Payments for senior secured revolver	(3,173,800)	(3,173,800)	—	—	—	—	(3,173,800)
Proceeds from receivables-backed facility	—	—	—	—	1,784,728	1,784,728	1,784,728
Payments for receivables-backed facility	—	—	—	—	(2,244,728)	(2,244,728)	(2,244,728)
Issuance of common stock, net of share repurchases for withholding taxes	454,326	454,326	—	—	—	—	454,326
Tax savings on share-based compensation	894	894	—	—	—	—	894
Capital contribution from non-controlling interest	—	—	—	—	12,708	12,708	12,708
Net change in intercompany balances	(396,885)	(38,625)	(38,770)	(399,931)	435,655	438,556	—

Net cash provided by (used in) financing activities	386,784	745,044	(182,382)	(543,543)	(11,637)	(8,736)	192,765
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	808	808	808

Increase (decrease) in cash and cash equivalents	274	274	(13,552)	(13,552)	26,812	26,812	13,534
Cash and cash equivalents, beginning of period	9,391	9,391	13,552	13,552	8,713	8,713	31,656

Cash and cash equivalents, end of period	$9,665	$9,665	$—	$—	$35,525	$35,525	$45,190

10.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

Interest Rates — We have interest rate swap agreements in place that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for interest rates on our senior secured credit facility by fixing the LIBOR component of interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes our various interest rate agreements as of December 31, 2011:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
4.91%	March 30, 2012	$1,250
0.415% to 0.418%(1)	March 30, 2012 – December 30, 2012	900
1.60% to 1.84%(2)	December 31, 2013	800
2.75% to 2.84%(2)	March 31, 2016	200
2.70% to 3.17%(2)	March 31, 2017	650

(1)

In September 2011, we entered into forward-starting interest rate swap agreements with an effective date of December 30, 2011. The notional amounts of the swap agreements decrease by $400 million on March 30, 2012 and the remaining notional amounts expire on December 30, 2012.

(2)	In August 2010 and April 2011, we entered into forward-starting interest rate swap agreements with an effective date of March 30, 2012.

These swaps are recorded as an asset or liability in our Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during 2011, 2010 or 2009.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs, and are designated as hedging instruments when appropriate. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our Consolidated Balance Sheets at December 31, 2011 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Our international operations represented approximately 11% and 3% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2011. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

As of December 31, 2011 and 2010, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$38,260	$59,379
Interest rate swap contracts — noncurrent(2)	—	4,156	64,037	13,058
Commodities contracts — current(1)	93	2,754	2,346	—
Foreign currency contracts – current (1)	411	—	—	—
Derivatives not designated as Hedging Instruments
Commodities contracts — current(1)	2,006	1,478	1,530	947

Total derivatives	$2,510	$8,388	$106,173	$73,384

(1)

Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our Consolidated Balance Sheets.

(2)

Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows (in thousands):

	Year Ended December 31
	2011	2010	2009
Losses on interest rate swap contracts(1)	$61,387	$96,573	$113,238
(Gains)/losses on commodities contracts(2)	(3,097)	6	—
Losses on foreign currency contracts(3)	101	—	—

(1)	Recorded in interest expense in our Consolidated Statements of Operations.
(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $38.2 million of hedging activity related to our interest rate swaps, $2.6 million of hedging activity related to our commodities contracts and $0.4 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Asset — Interest rate swap contracts	$—	$—	$—	$—
Liability — Interest rate swap contracts	102,297	—	102,297	—
Asset — Commodities contracts	2,099	—	2,099	—
Liability — Commodities contracts	3,876	—	3,876	—
Asset – Foreign currency contracts	411	—	411	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 is as follows (in thousands):

	Fair Value as of December 31, 2010	Level 1	Level 2	Level 3
Asset — Interest rate swap contracts	$4,156	$—	$4,156	$—
Liability — Interest rate swap contracts	72,437	—	72,437	—
Asset — Commodities contracts	4,232	—	4,232	—
Liability — Commodities contracts	947	—	947	—

The fair value of our interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals, observable current and forward commodity market prices on active exchanges, and observable market transactions of spot currency rates and forward currency prices. We did not significantly change our valuation techniques from prior periods.

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

The fair value of our Dean Foods Company senior notes and subsidiary senior notes was determined based on quoted market prices. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at December 31:

	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$129,117	$136,853	$127,504	$123,185
Dean Foods Company senior notes due 2016	498,959	493,750	498,765	458,750
Dean Foods Company senior notes due 2018	400,000	426,000	400,000	403,000

We have certain deferred compensation assets that are held at fair value. These assets are classified in Level 2, as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of these assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	December	December	December	December
	Total	Level 1	Level 2	Level 3
Money market	$83	$—	$83	$—
Mutual funds	3	—	3	—

The following table presents a summary of the deferred compensation assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

	December 310	December 310	December 310	December 310
	Total	Level 1	Level 2	Level 3
Money market	$3,502	$—	$3,502	$—
Mutual funds	1,013	—	1,013	—

11.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $0.01 per share.

Public Offerings of Equity Securities — In May 2009, we issued and sold 25.4 million shares of our common stock in a public offering. Net proceeds from this offering of $444.7 million were used to reduce our indebtedness under our credit agreements.

Stock Award Plans — As of December 31, 2011, we had three award plans with remaining shares available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 12.3 million shares, subject to adjustments as provided in these respective plans. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan. As of December 31, 2011, we had 8,226,050 shares, in aggregate, available for issuance, which includes 2.34 million shares approved at our 2011 annual stockholders’ meeting.

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

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2011	2010	2009
Expected volatility	41%	34%	33%
Expected dividend yield	0%	0%	0%
Expected option term	5 years	5 years	4.75 years
Risk-free rate of return	1.32 to 2.30%	1.26 to 2.59%	1.65 to 2.66%

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

The following table summarizes stock option activity during the year ended December 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2011	21,523,733	$20.20
Granted	1,869,603	10.35
Forfeited and cancelled(1)	(3,076,382)	22.40
Exercised	(688,754)	10.00

Options outstanding at December 31, 2011	19,628,200	19.27	4.54	$1,811,169

Options vested and expected to vest at December 31, 2011	19,521,233	19.32	4.52	$1,738,374

Options exercisable at December 31, 2010	17,209,000	20.60
Options exercisable at December 31, 2011	16,263,080	20.46	3.74	$216,020

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or cancelled may be available for future grants.

The following table summarizes information about options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 7.44 to 10.35	2,003,602	9.07	$10.29	201,830	$10.14
10.38 to 14.24	2,136,522	0.29	12.16	2,116,544	12.17
14.25 to 14.56	3,079,206	3.71	14.37	2,354,685	14.31
15.99 to 18.30	2,996,206	2.68	18.04	2,935,462	18.05
18.69 to 19.98	379,782	4.80	19.58	354,520	19.59
20.07	2,315,690	6.99	20.07	1,596,922	20.07
20.19 to 25.37	2,373,603	5.47	24.74	2,359,528	24.76
25.39 to 25.68	2,064,708	4.00	25.66	2,064,708	25.66
25.81 to 30.11	2,037,436	5.09	29.58	2,037,436	29.58
30.64 to 31.90	241,445	5.33	31.34	241,445	31.34

The following table summarizes additional information regarding our stock option activity (in thousands, except per share amounts):

	December 31	December 31	December 31
	Year Ended December 31
	2011	2010	2009
Weighted-average grant date fair value of options granted	$3.96	$4.68	$6.26
Intrinsic value of options exercised	1,198	2,507	8,486
Fair value of shares vested	16,182	21,972	24,142
Tax benefit related to stock option expense	4,463	6,135	8,197

During the year ended December 31, 2011, cash received from stock option exercises was $6.9 million and the total cash benefit for tax deductions to be realized for these option exercises was $0.5 million.

At December 31, 2011, there was $7.8 million of total unrecognized stock option expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

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

The following table summarizes stock unit activity during the year ended December 31, 2011:

	Employees	Directors	Total
Stock units outstanding January 1, 2011	2,648,843	70,386	2,719,229
Stock units issued	865,735	53,792	919,527
Shares issued	(710,293)	(21,797)	(732,090)
Stock units cancelled or forfeited(1)	(607,835)	—	(607,835)

Stock units outstanding at December 31, 2011	2,196,450	102,381	2,298,831

Weighted average grant date fair value	$15.02	$11.83	$14.90

(1)

Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are cancelled or forfeited may be available for future grants.

The following table summarizes information about our stock unit grants and stock unit expense during the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	December 31	December 31	December 31
	Year Ended December 31
	2011	2010	2009
Weighted-average grant date fair value of stock units granted	$10.33	$18.43	$19.78
Tax benefit related to stock unit expense	5,910	6,256	5,156

At December 31, 2011, there was $17.8 million of total unrecognized stock unit expense, all of which is related to nonvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.4 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2011	64,074	$11.92
Restricted shares granted	69,611	10.44
Restricted shares vested	(61,421)	11.99
Restricted shares forfeited	—	—

Nonvested at December 31, 2011	72,264	10.43

Cash Performance Units — In 2010, we began granting cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our Consolidated Balance Sheets. The following table summarizes CPU activity during the years ended December 31, 2011:

Units
Outstanding at January 1, 2011	10,812,001
Granted	2,593,750
Converted/paid	—
Forfeited	(1,550,667)

Outstanding at December 31, 2011	11,855,084

Phantom Shares — In 2011, we began granting phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2011:

	December 31	December 31
	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2011	—	$—
Granted	1,195,673	10.36
Converted/paid	(5,332)	10.35
Forfeited	(108,673)	10.35

Outstanding at December 31, 2011	1,081,668	10.36

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the years ended December 31, 2011, 2010, and 2009 (in thousands):

	December 31	December 31	December 31
	Year Ended December 31
	2011	2010	2009
Stock Options	$11,800	$16,243	$22,288
Stock Units	19,608	20,629	17,109
Cash Performance Units	1,729	—	—
Phantom Shares	3,578	—	—

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2011 or 2010. As of December 31, 2011, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

12.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the year ended December 31, 2011 as we incurred a loss for this period and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Year Ended December 31
	2011	2010	2009
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(1,595,787)	$77,740	$228,620
Net loss attributable to non-controlling interest	16,550	8,735	12,461

Income (loss) from continuing operations attributable to Dean Foods Company	$(1,579,237)	$86,475	$241,081
Denominator:
Average common shares	183,388,220	181,799,306	170,986,886
Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(8.61)	$0.48	$1.41
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$(1,595,787)	$77,740	$228,620
Net loss attributable to non-controlling interest	16,550	8,735	12,461

Income (loss) from continuing operations attributable to Dean Foods Company	$(1,579,237)	$86,475	$241,081
Denominator:
Average common shares — basic	183,388,220	181,799,306	170,986,886
Stock option conversion(1)	—	574,094	2,474,227
Stock units(2)	—	488,402	397,190

Average common shares — diluted	183,388,220	182,861,802	173,858,303

Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$(8.61)	$0.47	$1.39
(1) Anti-dilutive options excluded	20,763,870	19,681,022	12,846,720
(2) Anti-dilutive stock units excluded	2,499,769	158,991	57,664

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive loss, as reflected in the Consolidated Statements of Stockholders’ Equity (Deficit) at December 31, 2011 and 2010, are as follows:

	$000,000,000	$000,000,000
	December 31
	2011	2010
	(In thousands)
Cumulative translation adjustment	$(36,977)	$(24,239)
Fair value of derivative instruments, net of tax	(63,662)	(40,100)
Pension and other postretirement liability adjustment, net of tax	(98,881)	(82,314)

Total accumulated other comprehensive loss	$(199,520)	$(146,653)

14.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. On July 2, 2009, we acquired Alpro, including its defined benefit pension plans. During 2011, 2010 and 2009, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Defined benefit plans	$13,849	$12,975	$21,053
Defined contribution plans	25,728	27,182	28,300
Multiemployer pension and certain union plans	29,615	28,768	29,604

Total	$69,192	$68,925	$78,957

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $112,000 ($69,000 net of tax) and $225,000 ($138,000 net of tax), unrecognized prior service costs of $5.2 million ($3.2 million net of tax) and $5.6 million ($3.5 million net of tax) and unrecognized actuarial losses of $152.0 million ($93.5 million net of tax) and $124.1 million ($76.0 million net of tax). The transition obligation, prior service costs, and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2012 are $112,000 ($69,000 net of tax), $776,000 ($477,000 net of tax), and $11.7 million ($7.2 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010, and the funded status of the plans at December 31, 2011 and 2010 is as follows:

	December 31
	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$307,531	$294,569
Service cost	4,151	3,699
Interest cost	15,735	16,941
Plan participants’ contributions	68	66
Actuarial (gain) loss	33,071	16,619
Benefits paid	(25,677)	(20,822)
Plan settlements	(1,730)	(2,914)
Exchange rate changes	(401)	(627)

Benefit obligation at end of year	332,748	307,531
Change in plan assets:
Fair value of plan assets at beginning of year	231,822	223,369
Actual return on plan assets	11,714	22,240
Employer contribution	18,073	10,277
Plan participants’ contributions	68	66
Benefits paid	(25,677)	(20,822)
Plan settlements	(1,730)	(2,914)
Exchange rate changes	(275)	(394)

Fair value of plan assets at end of year	233,995	231,822

Funded status at end of year	$(98,753)	$(75,709)

The underfunded status of the plans of $98.8 million at December 31, 2011 is recognized in our Consolidated Balance Sheet and includes $0.8 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2012. We expect to contribute $22.1 million to the pension plans in 2012.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2011 and 2010 follows:

	December 31
	2011	2010
Weighted average discount rate(1)	4.50%	5.28%
Rate of compensation increase(1)	4.00%	4.00%

(1)	Assumptions in this table represent the assumptions utilized for our domestic pension plans as they represented more than 95% of our total benefit obligation as of December 31, 2011 and 2010.

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2011, 2010 and 2009 follows:

	Year Ended December 31
	2011	2010	2009
Weighted average discount rate(1)	5.28%	6.00%	6.32%
Expected return on plan assets(1)	7.67%	7.70%	7.70%
Rate of compensation increase(1)	4.00%	4.00%	4.00%

(1)

Assumptions in this table represent the assumptions utilized for our domestic pension plans as they represented more than 85% of our total net periodic benefit cost during the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,151	$3,699	$3,147
Interest cost	15,735	16,941	16,947
Expected return on plan assets	(17,105)	(16,584)	(14,017)
Amortizations:
Unrecognized transition obligation	130	112	112
Prior service cost	770	716	921
Unrecognized net loss	9,060	5,594	12,093
Effect of curtailment	—	790	945
Effect of settlement	969	1,707	905
Other	139	—	—

Net periodic benefit cost	$13,849	$12,975	$21,053

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

The amortization of unrecognized net loss represents the amortization of investment losses incurred. In 2010, we closed a plant in South Carolina and also carried out a broad-based workforce reduction plan within our Fresh Dairy Direct segment. The effect of curtailment cost in 2010 represents the recognition of net periodic pension service costs associated with these activities. In 2009, we closed a plant in Michigan. The effect of curtailment cost in 2009 represents the recognition of net periodic pension service costs associated with the closure of that plant. The effect of settlement costs in 2011, 2010 and 2009 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2011	2010
	(In millions)
Projected benefit obligation	$323.0	$299.6
Accumulated benefit obligation	313.1	290.2
Fair value of plan assets	227.0	226.3

The accumulated benefit obligation for all defined benefit plans was $319.2 million and $295.0 million at December 31, 2011 and 2010, respectively.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate was decreased from 5.28% at December 31, 2010 to 4.50% at December 31, 2011, which will increase the net periodic benefit cost in 2012.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. On July 1, 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. The investment policies permit variances from the targets within certain parameters. The investment policy prohibits investments in non-marketable or exotic securities, such as short-sale contracts; letter stock; commodities and private placements, without the Investment Committee’s prior approval. At December 31, 2011, our master trust was invested as follows: investments in equity securities were at 59%; investments in fixed income were at 38%; cash equivalents were at 2% and other investments were at 1%. Equity securities of the plan did not include any investment in our common stock at December 31, 2011 or 2010.

Estimated pension plan benefit payments to participants for the next ten years are as follows:

2012	$20.3 million
2013	19.9 million
2014	20.3 million
2015	19.9 million
2016	20.4 million
Next five years	108.7 million

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2011 were as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$94	$94	$—	$—
Index Funds:
U.S. Equities(a)	107,247	—	107,247	—
International Equities(b)	18,986	—	18,986	—
Equity Funds(c)	6,644	—	6,644	—

Total Equity Securities	132,971	94	132,877	—
Fixed Income:
Bond Funds(d)	82,192	—	82,192	—
Diversified Funds(e)	4,537	—	—	4,537

Total Fixed Income	86,729	—	82,192	4,537
Cash Equivalents:
Short-term Investment Funds(f)	4,608	—	4,608	—

Total Cash Equivalents	4,608	—	4,608	—
Other Investments:
Insurance Contracts(g)	7,710	—	—	7,710
Partnerships/Joint Ventures(h)	1,580	—	—	1,580
Insurance Reserves	397	—	—	397

Total Other Investments	9,687	—	—	9,687

Total	$233,995	$94	$219,677	$14,224

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.
(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.

(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.
(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.
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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010 is as follows (in thousands):

	Diversified Funds	Insurance Contracts	Partnerships/ Joint Ventures	Insurance Reserves	Total
Balance at January 1, 2010	$4,674	$5,197	$2,092	$360	$12,323
Actual return on plan assets:
Relating to instruments still held at reporting date	226	284	(179)	18	349
Purchases, sales and settlements (net)	(3,410)	688	—	—	(2,722)
Transfers in and/or out of Level 3	2,863	—	—	—	2,863

Balance at December 31, 2010	$4,353	$6,169	$1,913	$378	$12,813
Actual return on plan assets:
Relating to instruments still held at reporting date	215	370	28	19	632
Purchases, sales and settlements (net)	(2,201)	1,171	(361)	—	(1,391)
Transfers in and/or out of Level 3	2,170	—	—	—	2,170

Balance at December 31, 2011	$4,537	$7,710	$1,580	$397	$14,224

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

Multiemployer Pension Plans — Certain of our subsidiaries contribute to various multiemployer pension and other postretirement benefit plans which cover a majority of our full-time union employees and certain of our part-time union employees. Such plans are usually administered by a board of trustees composed of labor representatives and the management of the participating companies. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•

If we choose to stop participating in one or more of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

At this time, we have not established any significant liabilities because withdrawal from these plans is not probable or reasonably possible.

Our participation in these multiemployer plans for the year ended December 31, 2011 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2011 and 2010 is for the plans’ year-end at December 31, 2010 and December 31, 2009, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP /RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2011	2010
Western Conference of Teamsters Pension Plan (1)	91-6145047	001	Green	Green	N/A	No	February 28, 2012 – May 31, 2016
Central States, Southeast and Southwest Areas Pension Plan (2)	36-6044243	001	Red	Red	Implemented	No	April 30, 2012 – July 30, 2016
New York State Teamsters Conference Pension Plan	16-6063585	074	Red	Red	Implemented	No	October 26, 2014
Retail, Wholesale & Department Store International Union and Industry Pension Fund (3)	63-0708442	001	Green	Yellow	N/A	Yes	June 3, 2012 – September 10, 2016
Dairy Industry – Union Pension Plan for Philadelphia Vicinity (4)	23-6283288	001	Red	Yellow	Implemented	No	September 30, 2012 – October 1, 2014

(1) We are party to approximately 30 collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2012 and 2016. We do not believe that any one agreement is substantially more significant than another as none of these agreements individually represent greater than 15% of the total employee participants covered under this plan.

(2) There are approximately 20 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2012 and 2016. The four agreements expiring in 2012 represent approximately 30% of our total employee participants in this plan. The remaining agreements have a wide variety of expiration dates between 2013 and 2016 and do not individually represent a significant percentage of our overall participants to this plan.

(3) We are subject to approximately 10 collective bargaining agreements with respect to this plan. Approximately 55% and 40% of our employee participants in this plan are covered by the agreements expiring in 2012 and 2014, respectively.

(4) We are party to three collective bargaining agreements with respect to this plan. The agreement expiring in September 2012 is the most significant as more than 85% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes which materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2011, 2010 and 2009.

			Dean Foods Company Contributions (in millions)
Pension Fund	Employer Identification Number	Pension Plan Number	2011	2010	2009	Surcharge Imposed (3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$16.3	$16.1	$15.6	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	8.6	8.5	7.9	No
New York State Teamsters Conference Pension Plan	16-6063585	074	0.8	0.7	0.6	Yes
Retail, Wholesale & Department Store International Union and Industry Pension Fund (1)	63-0708442	001	1.2	1.3	1.2	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity (1)	23-6283288	001	1.5	1.5	1.5	Yes
Other Funds (2)			1.2	0.7	2.8

	Total Contributions		$29.6	$28.8	$29.6

(1) During the 2009 and 2010 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2011.

(2) Amounts shown represent our contributions to all other multiemployer pension and other postretirement benefit plans, which are immaterial both individually and in the aggregate to our Consolidated Financial Statements.

(3) Federal law requires that contributing employers to a plan in Critical status pay to the plan a surcharge to help correct the plan’s financial situation. The amount of the surcharge is equal to a percentage of the amount we would otherwise be required to contribute to the plan and ceases once our related collective bargaining agreements are amended to comply with the provisions of the rehabilitation plan.

15.	POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts. As defined by the specific group contract, qualified covered associates may be eligible to receive major medical insurance with deductible and co-insurance provisions subject to certain lifetime maximums.

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $794,000 ($483,000 net of tax) and a credit of $225,000 ($138,000 net of tax) and unrecognized actuarial losses of $2.8 million ($1.7 million net of tax) and $4.2 million ($2.6 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2012 is $26,000 ($16,000 net of tax) and $129,000 ($79,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2011	2010
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$17,551	$18,620
Service cost	27	24
Interest cost	762	967
Employee contributions	431	—
Actuarial (gain) loss	(885)	(48)
Benefits paid	(2,343)	(2,012)
Plan amendments	953	—
Plan curtailments	—	—
Other (1)	16,012	—

Benefit obligation at end of year	32,508	17,551
Fair value of plan assets at end of year	—	—

Funded status	$(32,508)	$(17,551)

(1)

During the third quarter of 2011, we identified groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations, which resulted in an understatement of our benefit obligations and net periodic benefit cost. These errors relate primarily to periods prior to 2011. As the effects of the errors are not material to our Consolidated Financial Statements for the year ended December 31, 2011 and were not material to any individual period prior to 2011, we recorded a non-cash charge, and the related benefit obligation, of $16.0 million during the third quarter of 2011, of which $0.8 million relates to the year ended December 31, 2011 and $15.2 million relates to prior periods. The charge and the corresponding liability have been recorded in general and administrative expenses in our Consolidated Statements of Operations and other long term liabilities in our Consolidated Balance Sheets, respectively, for the year ended December 31, 2011.

The unfunded portion of the liability of $32.5 million at December 31, 2011 is recognized in our Consolidated Balance Sheet and includes $2.8 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2011 and 2010 follows:

	December 31
	2011	2010
Healthcare inflation:
Healthcare cost trend rate assumed for next year	8.50%	8.70%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2029	2029
Weighted average discount rate	4.34%	4.68%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	$000,000	$000,000	$000,000
	Year Ended December 31
	2011	2010	2009
Healthcare inflation:
Healthcare cost trend rate assumed for next year	8.70%	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	5.40%
Year of ultimate rate achievement	2029	2029	2014
Weighted average discount rate	4.68%	5.51%	6.32%

	$000,00	$000,00	$000,00
	Year Ended December 31
	2011	2010	2009
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$789	$991	$988
Amortizations:
Prior service cost	(66)	(66)	(333)
Unrecognized net loss	494	524	1,061
Effect of curtailment	—	—	(24)
Other (1)	16,012	—	—

Net periodic benefit cost	$17,229	$1,449	$1,692

(1)

As described more fully in the funded status table above, this amount represents an increase in our net periodic benefit cost for the year ended December 31, 2011 as a result of identifying groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$52	$(47)
Effect on postretirement obligation	3,035	(2,657)

We expect to contribute $2.8 million to the postretirement health care plans in 2012. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2012	$2.8 million
2013	2.3 million
2014	2.4 million
2015	2.3 million
2016	2.4 million
Next five years	11.8 million

16.	FACILITY CLOSING AND REORGANIZATION COSTS

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Fresh Dairy Direct:
Closure of facilities(1)	$18,751	$21,350	$29,021
Broad-based reduction of facility and distribution personnel(2)	(282)	3,404	—
Organization Optimization Initiative(3)	4,269	—	—
Management Realignment(5)	(194)	3,100	—
Other	—	—	65

Total Fresh Dairy Direct	22,544	27,854	29,086

Morningstar Closure of facility (6)	—	—	1,076

Corporate:
Department Realignment(4)	2,535	2,907	—
Organization Optimization Initiative(3)	20,609	—	—

Total Corporate	23,144	2,907	—

Total	$45,688	$30,761	$30,162

(1)

These charges in 2011, 2010 and 2009 primarily relate to facility closures in Newport, Kentucky; Baxley, Georgia; Florence, South Carolina; and Flint, Michigan, as well as previously announced closures. We have incurred $55.1 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $0.7 million, related to shutdown and other costs. As we continue the evaluation of our supply chain described more fully below it is likely that we will close additional facilities in the future.

(2)

These charges relate to a plan to reduce the workforce within our Fresh Dairy Direct segment impacting approximately 230 positions. Implementation began during the second quarter of 2010 and was carried out over the balance of the year. The reduction in workforce affected employees across the country and was a result of operational changes from supply chain initiatives. The workforce reduction costs related to this plan were part of an existing benefit arrangement; therefore, the full amount of expected severance benefits was accrued during the second quarter of 2010. We incurred total charges of $3.1 million related to this initiative and do not expect to incur any additional charges going forward.

(3)

In the first quarter of 2011 we initiated a significant cost reduction program that is incremental to our other ongoing cost-savings initiatives. This initiative is focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions by the end of 2011. The charges recorded during 2011 relate to workforce reduction costs associated with the first four tranches of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. The charges incurred under this plan also include workforce reduction and shutdown costs associated with the closure of several distribution facilities within Fresh Dairy Direct that were a direct result of the organizational redesigns noted above. We have incurred $24.9 million of charges related to this initiative to date, and we expect to incur additional charges of approximately $0.4 million related to shutdown and other costs.

(4)

In 2010, as a result of peer comparisons and our ongoing cost control initiatives, our management team approved a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. Charges in 2011 relate to workforce reduction costs associated with this plan. The plan was implemented during the fourth quarter of 2010 beginning with the redesign of certain functions within human resources, legal and finance. The plan has resulted in the elimination of approximately 75 positions throughout 2011 as each function has reorganized its processes in line with the peer comparisons and internally developed functional blueprints as approved by an executive operating team. We have incurred $5.4 million of charges related to this initiative to date and do not expect to incur any additional charges going forward.

(5)

In 2010, we realigned management positions within our Fresh Dairy Direct segment to facilitate supply-chain and commercial focused functions across the segment. This resulted in the elimination of the position filled by the then President of Fresh Dairy Direct and we incurred $2.9 million of workforce reduction costs. We do not expect additional costs related to this initiative; however, as described more fully below, we continue to evaluate opportunities to further align and integrate our Fresh Dairy Direct operations, which could result in additional charges in the future.

(6)

These charges in 2009 relate to shut down and other costs associated with the previously announced closure of a facility in Belleville, Pennsylvania. We incurred total charges of $4.7 million under this plan and do not expect to incur any additional charges going forward.

Activity for 2011 and 2010 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2009	Charges	Payments	Accrued Charges at December 31, 2010	Charges	Payments	Accrued Charges at December 31, 2011
	(In thousands)
Cash charges:
Workforce reduction costs	$2,319	$13,011	$(11,470)	$3,860	$25,171	$(23,846)	$5,185
Shutdown costs	23	2,419	(2,426)	16	2,648	(2,705)	(41)
Lease obligations after shutdown	—	254	(254)	—	240	(240)	—
Other	19	552	(566)	5	852	(854)	3

Subtotal	$2,361	16,236	$(14,716)	$3,881	28,911	$(27,645)	$5,147

Non-cash charges:
Write-down of assets(1)		13,173			16,535
(Gain)/Loss on sale of related assets		562			(54)
Pension curtailment		790			—
Other		—			296

Total charges		$30,761			$45,688

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

During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is incremental to any other prior cost savings initiative. This initiative is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business.

We expect to incur approximately $25 million under this initiative, primarily related to workforce reduction costs, the write-down of certain information technology assets and costs associated with exiting other commitments deemed not necessary to execute our new strategy.

17.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2011	2010	2009
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$237,901	$233,616	$242,691
Net cash paid (received) for taxes	(32,303)	9,184	159,840

18.	COMMITMENTS AND CONTINGENCIES

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

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured. These deductibles are $2.0 million for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims. At December 31, 2011 and 2010, we recorded accrued liabilities related to these retained risks of $193.7 million and $187.3 million, respectively, including both current and long-term liabilities.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of December 31, 2011 or 2010. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $145.1 million, $158.5 million and $158.4 million for 2011, 2010 and 2009, respectively.

Future minimum payments at December 31, 2011, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating Leases
(In thousands)
2012	$108,915
2013	85,701
2014	67,225
2015	50,219
2016	29,335
Thereafter	89,534

Total minimum lease payments	$430,929

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

In a separate order entered on October 5, 2011, the Court appointed separate interim counsel for the DFA subclass, and set preliminary deadlines for newly designated interim counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. On December 27, 2011, interim counsel for the putative DFA member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. Dean responded to the motion on January 17, 2012, and did not oppose the motion. On February 14, 2012, the Court granted preliminary approval of the settlement agreement, and set May 15 as the date to consider final approval of the agreement. Per the terms of the settlement agreement, on February 21, 2012 we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. There can be no assurance that the settlement agreement will receive final approval in its current form, in another form that is acceptable to the Court and the parties, or at all.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost. We have continued to accrete interest related to this recorded liability as we believe a settlement of this matter is likely to occur under substantially similar financing terms.

On April 26, 2011, we, along with our Chief Executive Officer, Gregg Engles, and other defendants, were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Mississippi, Hattiesburg Division. An amended complaint was filed in August 2011, which dropped the class action allegations. The allegations in the amended complaint are similar to those in the Tennessee dairy farmer actions. In addition, plaintiffs have alleged generally that defendants committed civil violations of the federal Racketeering Influenced and Corrupt Organizations Act (“RICO”), as well as common law fraud and tortious interference with contract. Plaintiffs are seeking treble damages for the alleged antitrust and RICO violations, and compensatory and consequential damages for the common law fraud and tortious interference claims. With respect to the antitrust allegations in the complaint, the plaintiffs’ proposed geographic market in the Mississippi action is ambiguous as to whether it is identical to the geographic market alleged in the Tennessee dairy farmer actions. In any event, Plaintiffs in the Mississippi action would likely also be included in any class or classes certified in the Tennessee dairy farmer actions. Members of any Tennessee class or classes who fail to exclude themselves from that class, or who excluded themselves but are permitted to opt back into any class for purposes of any settlement with us, will be bound by any settlement in the Tennessee dairy farmer actions when it is approved, which should release and extinguish any claims asserted by them in the Mississippi action. As of February 20, 2012, three plaintiffs in the Mississippi action have not excluded themselves from the Tennessee dairy farmer actions.

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the company and the other defendants. Plaintiffs responded to those motions on October 4, 2011. On November 9, 2011, the Court granted the motion to dismiss filed on behalf of Mr. Engles, and granted in part and denied in part the motion to dismiss filed on behalf of the company. The company filed its answer on November 23, 2011. On February 17, 2012, the Company entered into a settlement agreement with all of the plaintiffs who have excluded themselves from the Tennessee dairy farmer actions pursuant to which all of the claims against the Company will be dismissed, and the Company’s involvement as a party in the case will end.

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

Foremost Action

On January 22, 2010, the United States Department of Justice (“DOJ”) and the States of Wisconsin, Illinois and Michigan (“Plaintiff States”) filed a civil action in the Eastern District of Wisconsin (“DOJ lawsuit”) alleging that the Company violated Section 7 of the Clayton Act when it acquired the Consumer Products Division of Foremost Farms USA on April 1, 2009. On March 29, 2011, the Company reached agreements with the DOJ and the Plaintiff States to settle the DOJ lawsuit and was required to divest its fluid milk operations in Waukesha, Wisconsin, comply with certain margin limitations on the sale of school milk in the Upper Peninsula of Michigan, and provide prior notification of certain acquisitions of assets of, or interests in, fluid milk processing plants. On July 29, 2011, the court granted final approval of the settlement with the DOJ. Pursuant to the order, the Company divested of the Waukesha facility on September 8, 2011.

Stockholder Derivative Action

In April 2009, a stockholder derivative complaint was filed purportedly on behalf of the Company in the United States District Court for the Eastern District of Tennessee, Greeneville division, alleging that the officers and directors breached their fiduciary duties to the Company under Delaware law by approving the 2001 merger between the former Dean Foods Company and Suiza Foods Corporation, and allegedly participating in, or failing to prevent, a purported conspiracy to fix the price of Grade A milk. The complaint was transferred to the United States District Court for the Northern District of Texas in March 2010. On January 26, 2011, the court dismissed the complaint with prejudice. In March 2011, plaintiffs made a demand that the Company conduct an investigation of substantially similar allegations. In response to the demand, a special committee of the Board of Directors of the Company consisting of independent board members not named in the litigation conducted an independent review of these allegations and reported its findings to the Board. In August 2011, the Board considered the demand letter and determined, based on the special committee’s recommendation, not to pursue any legal action against the Directors.

Kohler Mix Action

On January 18, 2008, our subsidiary, Kohler Mix Specialties, LLC (“Kohler”), was named as a defendant in a civil complaint filed in the Superior Court, Judicial District of Hartford. The plaintiff in the case was the Commissioner of Environmental Protection of the State of Connecticut. The complaint alleged generally that Kohler improperly discharged wastewater into the waters of the State of Connecticut, and bypassed certain wastewater treatment equipment in violation of certain Connecticut environmental regulations and Kohler’s wastewater discharge permit. The plaintiff was seeking injunctive relief and civil penalties with respect to the claims. On August 24, 2011 the parties reached an agreement to settle the litigation. On January 11, 2012, a Stipulated Judgment was entered by the Court, thereby resolving the matter.

Other than the material pending legal proceedings set forth above, we are party from time to time to certain claims, litigations, audits and investigations. Potential liabilities associated with the other matters referred to in this paragraph are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

At this time, it is not possible for us to predict the ultimate outcome of the matters set forth within this section.

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We settled the State of Delaware’s claims during 2011. The settlement amount was not material to our Consolidated Financial Statements. At this time, it is not possible for us to predict the ultimate outcome of the remaining examinations.

19.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We have three reportable segments: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments consisted of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

Fresh Dairy Direct is our largest segment with 77 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

WhiteWave manufactures, develops, markets and sells a variety of nationally branded plant-based beverages and other soy products, including Silk plant-based beverages such as soy, almond and coconut milks and cultured soy products; dairy and dairy-related products, such as Horizon Organic milk and other dairy products; and International Delight coffee creamers and LAND O LAKES creamers and fluid dairy products. Alpro is a leading provider of branded plant-based beverages, such as soy, almond and hazelnut drinks, and food products in Europe and markets its products under the Alpro and Provamel brands. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

Morningstar Foods is a leading U.S. manufacturer of ESL creams and creamers, beverage and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese under an array of private labels and the Friendship brand. Morningstar sells its products to a variety of customers, including food distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar currently operates 12 manufacturing facilities domestically and has one of the most extensive manufacturing networks for these products in the United States. Morningstar products are delivered through warehouse delivery systems and are sold by its internal sales force and independent brokers.

In the second quarter of 2011, we began evaluating strategic alternatives related to our 50% owned joint venture between WhiteWave and Hero Group, which is a part of our WhiteWave-Alpro segment. During the third quarter of 2011, due to continued poor performance by the venture and a desire on our part to invest in core operations, a recommendation was made to, and approved by, the joint venture partners to wind down the joint venture operations during the fourth quarter of 2011. In conjunction with this action plan, we wrote down the joint venture’s long-lived assets to fair value less cost to sell as of September 30, 2011. Additionally, based on our continuing level of involvement with the joint venture, we have continued to consolidate the venture in our Consolidated Financial Statements. We completed the majority of the wind down of the joint venture during the fourth quarter of 2011. Upon completion of the wind down in the first half of 2012, we may incur additional charges related to the final settlement with our joint venture partner, Hero Group.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave-Alpro segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2010 and 2009. See Note 2.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, goodwill impairment, foreign exchange gains and losses and write downs related to the wind down of our joint venture. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold by Fresh Dairy Direct and Morningstar. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for reporting purposes. A portion of our Fresh Dairy Direct products are manufactured by our Morningstar segment. Sales of those products, together with their related costs, are included in the Fresh Dairy Direct segment for reporting purposes.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	$000,000,0	$000,000,0	$000,000,0
	Year Ended December 31
	2011	2010	2009
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$9,596,928	$8,968,484	$8,456,219
WhiteWave-Alpro	2,109,892	1,937,983	1,632,970
Morningstar	1,348,673	1,216,420	1,024,593

Total	$13,055,493	$12,122,887	$11,113,782

Intersegment sales:
Fresh Dairy Direct	$65,641	$56,321	$53,161
WhiteWave-Alpro	108,921	107,923	137,997
Morningstar	331,961	333,476	298,316

Total	$506,523	$497,720	$489,474

Operating income (loss):
Fresh Dairy Direct	$349,488	$413,486	$642,410
WhiteWave-Alpro	199,673	166,269	130,268
Morningstar	95,404	90,956	114,263

Total reportable segment operating income	644,565	670,711	886,941
Corporate and Other	(210,134)	(210,266)	(234,025)
Facility closing and reorganization costs	(45,688)	(30,761)	(30,162)
Litigation settlements	(131,300)	(30,000)	—
Goodwill impairment	(2,075,836)	—	—
Other operating income	16,831	—	—

Total	(1,801,562)	399,684	622,754
Other (income) expense:
Interest expense	252,951	248,301	246,510
Other (income) expense, net	(1,915)	161	(4,221)

Consolidated income (loss) from continuing operations before tax	$(2,052,598)	$151,222	$380,465

Depreciation and amortization:
Fresh Dairy Direct	$161,326	$157,725	$146,730
WhiteWave-Alpro	70,075	68,353	58,933
Morningstar	26,438	28,841	29,527
Corporate and Other	27,928	21,161	18,740

Total	$285,767	$276,080	$253,930

	December 31
	2011	2010	2009
	(In thousands)
Assets:
Fresh Dairy Direct	$2,669,001	$4,755,240	$4,847,151
WhiteWave-Alpro	2,086,097	1,984,893	1,985,619
Morningstar	670,870	686,989	673,662
Corporate	325,213	412,431	307,421
Assets Held For Sale	3,182	117,114	30,088

Total	$5,754,363	$7,956,667	$7,843,941

Capital expenditures:
Fresh Dairy Direct	$164,833	$173,608	$180,541
WhiteWave-Alpro	127,209	52,255	35,252
Morningstar	20,317	26,052	31,058
Corporate and Other	13,125	50,059	20,839

Total	$325,484	$301,974	$267,690

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	December 31
	2011	2010	2009
	(In thousands)
Net sales to external customers:
Domestic	$12,678,363	$11,773,644	$10,934,271
Foreign	377,130	349,243	179,511
Long-lived assets:
Domestic	$3,594,443	$5,652,676	$5,672,529
Foreign	443,598	487,775	523,819

During the second half of 2009 and during 2010, net sales from our foreign operations increased due to the acquisition of Alpro, which was completed in July 2009, offset by the exit of certain business relationships within our previously existing foreign operations.

Significant Customers — Our largest customer accounted for approximately 19% of our consolidated net sales in 2011, 2010 and 2009. Sales to this customer were included in our Fresh Dairy Direct, WhiteWave-Alpro and Morningstar segments.

20.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2011 and 2010.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2011
Net sales	$3,049,854	$3,298,808	$3,410,797	$3,296,034
Gross profit	750,282	759,561	741,265	766,478
Income (loss) from continuing operations(5)	23,382	(53,020)	(1,555,650)	(10,499)
Net income (loss)(1)(5)	23,382	(53,020)	(1,552,034)	(10,499)
Net income (loss) attributable to Dean Foods Company(1)(5)	25,263	(50,513)	(1,540,497)	(9,874)
Earnings (loss) per common share(2):
Basic	0.14	(0.28)	(8.39)	(0.05)
Diluted	0.14	(0.28)	(8.39)	(0.05)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2010
Net sales	$2,961,143	$2,954,653	$3,054,130	$3,152,961
Gross profit	747,794	751,423	749,629	757,076
Income (loss) from continuing operations (4)	39,811	43,461	17,177	(22,709)
Net income(3)(4)	40,915	42,852	21,957	(22,968)
Net income attributable to Dean Foods Company(3)(4)	43,152	44,787	24,296	(20,744)
Earnings (loss) per common share(2):
Basic	0.24	0.25	0.13	(0.11)
Diluted	0.24	0.25	0.13	(0.11)

(1)

The results for the first, second, third and fourth quarters of 2011 include facility closing and reorganization costs, net of tax, of $6.6 million, $12.9 million, $6.3 million and $2.2 million, respectively. See Note 16.

(2)

Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

(3)

The results for the first, second, third and fourth quarters of 2010 include facility closing and reorganization costs, net of tax, of $1.0 million, $4.2 million, $5.3 million and $9.3 million, respectively. See Note 16.

(4)	Results for 2010 include a charge of $18.7 million, net of tax, related to a class action antitrust complaint settlement (Note 18) and a non-cash income tax charge of $10.8 million (Note 8).
(5)

Results for 2011 include a charge of $1.6 billion related to goodwill impairment, net of tax (Note 6), a $80.4 million net of tax charge related to a proposed class action antitrust complaint settlement (Note 18), and a $10.5 million gain, net of tax, related to divestitures (Note 2).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2012

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 54.

February 27, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 16, 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 16, 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 16, 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 16, 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 16, 2012 Annual Meeting of Stockholders.

PART IV

Item   15.     Exhibits and Financial Statement Schedule

Financial Statements

The following Consolidated Financial Statements are filed as part of this report or are incorporated herein as indicated:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/S/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President and Chief Accounting Officer

Dated February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ GREGG L. ENGLES Gregg L. Engles	Chief Executive Officer and Chairman of the Board	February 27, 2012

/S/ SHAUN P. MARA Shaun P. Mara	Executive Vice President and Chief Financial Officer	February 27, 2012

/S/ SCOTT K. VOPNI Scott K. Vopni	Senior Vice President and Chief Accounting Officer	February 27, 2012

/S/ TOM C. DAVIS Tom C. Davis	Director	February 27, 2012

/S/ STEPHEN L. GREEN Stephen L. Green	Director	February 27, 2012

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	February 27, 2012

/S/ JANET HILL Janet Hill	Director	February 27, 2012

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 27, 2012

/S/ JOHN R. MUSE John R. Muse	Director	February 27, 2012

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 27, 2012

/S/ JIM L. TURNER Jim L. Turner	Director	February 27, 2012

/S/ DOREEN WRIGHT Doreen Wright	Director	February 27, 2012

S-1

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2011, 2010 and 2009

	December 31	December 31	December 31	December 31	December 31
Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2011
Allowance for doubtful accounts	$15,347	$1,996	$(160)	$(6,292)	$10,891
Deferred tax asset valuation allowances	7,660	1,516	—	—	9,176

Year ended December 31, 2010
Allowance for doubtful accounts	$16,888	$7,956	$(1,379)	$(8,118)	$15,347
Deferred tax asset valuation allowances	9,108	(1,448)	—	—	7,660

Year ended December 31, 2009
Allowance for doubtful accounts	$17,429	$2,496	$1,179	$(4,216)	$16,888
Deferred tax asset valuation allowances	9,645	(537)	—	—	9,108

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Amended and Restated Certificate of Incorporation	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

3.2	Amended and Restated Bylaws	Current Report on Form 8-K	November 18, 2011

4.1	Specimen of Common Stock Certificate	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

4.2	Indenture, dated as of May 15, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

4.5	Supplemental Indenture No. 6, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	December 16, 2010

4.6	Registration Rights Agreement, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and several initial purchasers listed therein	Current Report on Form 8-K	December 16, 2010

*10.1	Eighth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.2	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.3	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.7	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.8	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Forms of Amended and Restated Change in Control Agreement for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.10	Form of Change in Control Agreement for our executive officers - effective August 2011	Filed herewith

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.11	Form of Change in Control Agreement for certain other officers - effective August 2011	Filed herewith

*10.12	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.13	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of Cash Performance Unit Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.16	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.18	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.19	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.20	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.21	2011 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 4, 2011

*10.22	Proprietary Information, Inventions and Non-Compete Agreement between us and Joseph Scalzo dated October 7, 2005	Quarterly Report on Form 10-Q for the quarter ended September 30, 2005	November 8, 2005

*10.23	Proprietary Information, Inventions and Non-Compete Agreement between us and Jack F. Callahan dated May 9, 2006	Quarterly Report on Form 10-Q for the quarter ended June 30, 2006	August 9, 2006

*10.24	Employment Agreement between us and Shaun Mara dated April 21, 2010	Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.25	Promotion Letter between us and Shaun Mara dated November 16, 2010	Current Report on Form 8-K/A	November 19, 2010

*10.26	Employment Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.27	Proprietary Information, Inventions and Non-Compete Agreement between us and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.28	Employment Agreement between us and Steven J. Kemps dated July 8, 2008	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.29	Employment Agreement between us and Kelly Duffin-Maxwell dated April 9, 2008	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008	May 12, 2008

*10.30	Employment Agreement between us and Chris Sliva dated November 16, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009	August 6, 2009

*10.31	Employment Agreement between us and Chris Sliva dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	May 10, 2010

*10.32	Promotion Letter between us and Chris Sliva dated October 6, 2010	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010	November 19, 2010

*10.33	Employment Agreement between us and Blaine McPeak dated October 14, 2009	Annual Report on Form 10-K for the year ended December 31, 2009	February 25, 2010

*10.34	Employment Agreement between us and Thomas Zanetich dated February 18, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.35	Summary of Terms of Employment Agreement (translated from Dutch) between us and Bernard Deryckere dated April 13, 2001	Annual Report on Form 10-K for the year ended December 31, 2009	February 25, 2010

*10.36	Amendment to Employee Agreement (translated from Dutch) between us and Bernard Deryckere dated February 4, 2011	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.37	Letter Agreement between the Company and Kevin C. Yost dated February 5, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	May 10, 2011

*10.38	Letter Agreement between the Company and Kevin C. Yost dated May 19, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	August 9, 2011

10.39	Distribution Agreement between us and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005

10.40	Tax Sharing Agreement dated June 27, 2005 between us and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.41	Amendment No. 11 to Fourth Amended and Restated Receivables Purchase Agreement among certain subsidiaries of Dean Foods Company, as sellers, the Servicers, the Companies, the Financial Institutions (each as defined in the agreement) and Bank One NA, as Agent	Current Report on Form 8-K	November 21, 2006

10.42	Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent	Current Report on Form 8-K	April 4, 2007

10.43	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008	Current Report on Form 8-K	April 4, 2008

10.44	Amendment No. 4 to Fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008	Current Report on Form 8-K	April 4, 2008

10.45	Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008	Current Report on Form 8-K	May 1, 2008

10.46	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 30, 2009	Current Report on Form 8-K	April 3, 2009

10.47	Amendment No. 9 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 29, 2010	Current Report on Form 8-K	March 31, 2010

10.48	Amendment No. 10 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated June 30, 2010	Current Report on Form 8-K	July 1, 2010

10.49	Second Amended and Restated Credit Agreement, dated as of April 2, 2007, as amended and restated as of June 30, 2010, among Dean Foods Company; J.P. Morgan Securities, Inc., Banc of America Securities LLC, Wells Fargo Securities, LLC, as Lead Arrangers; JPMorgan Chase Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and certain other lenders that are parties thereto	Current Report on Form 8-K	July 1, 2010

10.50	Amendment No. 11 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated December 9, 2010	Current Report on Form 8-K	December 9, 2010

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.51	Amendment No. 12 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated September 28, 2011	Current Report on Form 8-K	October 3, 2011

10.52	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 9, 2010	Current Report on Form 8-K	December 9, 2010

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Submitted electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.