Form 10-Q
period 2012-03-31
DEAN FOODS CO
filed 2012-05-09
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer)”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of April 27, 2012, the number of shares outstanding of each class of common stock was: 184,500,938

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$130,309	$114,851
Receivables, net	932,911	946,109
Income tax receivable	28,174	24,960
Inventories	476,252	452,150
Deferred income taxes	82,654	109,475
Prepaid expenses and other current assets	72,589	65,595
Assets held for sale	—	3,182

Total current assets	1,722,889	1,716,322
Property, plant and equipment, net	2,083,432	2,114,380
Goodwill	1,160,221	1,155,271
Deferred income taxes	25,507	—
Identifiable intangible and other assets, net	766,583	768,390

Total	$5,758,632	$5,754,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,173,221	$1,232,165
Current portion of debt	253,661	202,539
Current portion of litigation settlements	—	60,838

Total current liabilities	1,426,882	1,495,542
Long-term debt	3,564,079	3,563,389
Deferred income taxes	329,752	292,539
Other long-term liabilities	418,126	428,544
Long-term litigation settlements	72,525	73,000
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Dean Foods Company stockholders’ deficit:
Preferred stock, none issued	—	—
Common stock, 184,499,684 and 183,745,789 shares issued and outstanding, with a par value of $0.01 per share	1,845	1,837
Additional paid-in capital	1,079,831	1,086,804
Accumulated deficit	(954,636)	(992,519)
Accumulated other comprehensive loss	(179,772)	(199,520)

Total Dean Foods Company stockholders’ deficit	(52,732)	(103,398)
Non-controlling interest	—	4,747

Total stockholders’ deficit	(52,732)	(98,651)

Total	$5,758,632	$5,754,363

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31
	2012	2011
Net sales	$3,214,094	$3,049,854
Cost of sales	2,426,241	2,299,572

Gross profit	787,853	750,282
Operating costs and expenses:
Selling and distribution	504,235	485,802
General and administrative	129,505	164,662
Amortization of intangibles	2,285	2,738
Facility closing and reorganization costs	28,822	10,643
Other operating income	—	(19,490)

Total operating costs and expenses	664,847	644,355

Operating income	123,006	105,927
Other (income) expense:
Interest expense	60,747	65,270
Other (income) expense, net	554	(48)

Total other expense	61,301	65,222

Income before income taxes	61,705	40,705
Income taxes	23,822	17,323

Net income	37,883	23,382
Net loss attributable to non-controlling interest	—	1,881

Net income attributable to Dean Foods Company	$37,883	$25,263

Average common shares:
Basic	184,104,804	182,817,066
Diluted	184,947,681	183,292,877
Basic earnings per common share:
Net income attributable to Dean Foods Company	$0.21	$0.14

Diluted earnings per common share:
Net income attributable to Dean Foods Company	$0.20	$0.14

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2012	2011
Net income	$37,883	$23,382
Other comprehensive income:
Cumulative translation adjustment	13,303	27,418
Net change in fair value of derivative instruments	4,726	12,100
Net pension and other postretirement liability adjustment, net of tax	1,719	1,541

Other comprehensive income	19,748	41,059

Comprehensive income	57,631	64,441
Comprehensive loss attributable to noncontrolling interest	—	1,881

Comprehensive income attributable to Dean Foods Company	$57,631	$66,322

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	753,895	8	(8,603)	—	—	—	(8,595)
Share-based compensation expense	—	—	1,630	—	—	—	1,630
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	37,883	—	—	37,883
Change in fair value of derivative instruments, net of tax benefit of $2,923	—	—	—	—	(4,363)	—	(4,363)
Amounts reclassified to income statement related to hedging activities, net of tax of $6,060	—	—	—	—	9,089	—	9,089
Cumulative translation adjustment	—	—	—	—	13,303	—	13,303
Pension and other postretirement benefit liability adjustment, net of tax of $1,370	—	—	—	—	1,719	—	1,719

Balance, March 31, 2012	184,499,684	$1,845	$1,079,831	$(954,636)	$(179,772)	$—	$(52,732)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock				Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	930,032	9	(6,887)	—	—	—	(6,878)
Share-based compensation expense	—	—	8,392	—	—	—	8,392
Capital contribution from non-controlling interest	—	—	—	—	—	2,913	2,913
Net loss attributable to non-controlling interest	—	—	—	—	—	(1,881)	(1,881)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	25,263	—	—	25,263
Change in fair value of derivative instruments, net of tax of $882	—	—	—	—	1,581	—	1,581
Amounts reclassified to income statement related to hedging activities, net of tax of $5,469	—	—	—	—	10,519	—	10,519
Cumulative translation adjustment	—	—	—	—	27,418	—	27,418
Pension and other postretirement benefit liability adjustment, net of tax of $1,007	—	—	—	—	1,541	—	1,541

Balance, March 31, 2011	183,185,366	$1,832	$1,062,758	$608,365	$(105,594)	$15,575	$1,582,936

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net income	$37,883	$23,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,930	72,324
Share-based compensation expense	3,412	9,105
(Gain) loss on divestitures and other, net	14,725	(11,525)
Deferred income taxes	29,097	(5,383)
Other	2,255	9
Changes in operating assets and liabilities:
Receivables	14,861	(39,902)
Inventories	(23,646)	(41,096)
Prepaid expenses and other assets	(1,237)	(3,085)
Accounts payable and accrued expenses	(76,944)	11,996
Income taxes receivable/payable	(6,789)	21,358
Litigation settlements	(61,325)	—

Net cash provided by operating activities	3,222	37,183
Cash flows from investing activities:
Payments for property, plant and equipment	(44,517)	(40,411)
Proceeds from insurance claims	2,996	—
Proceeds from divestitures	—	91,780
Proceeds from sale of fixed assets	1,554	1,807
Other, net	(790)	—

Net cash provided by (used in) investing activities	(40,757)	53,176
Cash flows from financing activities:
Repayment of debt	(13,386)	(105,937)
Proceeds from senior secured revolver	633,100	1,090,800
Payments for senior secured revolver	(587,600)	(1,063,900)
Proceeds from receivables-backed facility	874,490	1,105,000
Payments for receivables-backed facility	(855,000)	(1,105,000)
Issuance of common stock, net of share repurchases for withholding taxes	(2,255)	(580)
Tax savings on share-based compensation	286	—
Capital contribution from non-controlling interest	—	2,913

Net cash provided by (used in) financing activities	49,635	(76,704)
Effect of exchange rate changes on cash and cash equivalents	3,358	2,947

Increase in cash and cash equivalents	15,458	16,602
Cash and cash equivalents, beginning of period	114,851	92,007

Cash and cash equivalents, end of period	$130,309	$108,609

See Notes to Condensed Consolidated Financial Statements.

1. General

Nature of Our Business — We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based beverages, such as soy, almond and coconut milks, and other plant-based food products. We align our leadership teams, operating strategies and supply chain initiatives around our three lines of business: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels.

WhiteWave-Alpro markets and sells a variety of nationally branded value-added dairy products, such as Horizon Organic® milk; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally and internationally branded plant-based foods and beverages, such as Silk ® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products.

Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand.

Basis of Presentation —The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 27, 2012. In our opinion, we have made all necessary adjustments (which include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the period ended March 31, 2012 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

During the first quarter of 2012 we completed the shutdown of the operations of our 50% owned joint venture between WhiteWave and Hero Group, which was part of our WhiteWave-Alpro segment. For the three months ended and as of March 31, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments now consist of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to-market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

2. Divestitures

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations. The Mountain High yogurt operations were part of our Fresh Dairy Direct segment, and the private label operations were part of our Fresh Dairy Direct and Morningstar segments. The divestiture of our yogurt operations was completed in the first and second quarters of 2011, with all sales proceeds applied towards debt reduction, including the full repayment of the then outstanding 2012 tranche A term loan borrowings.

In the first quarter of 2011, we committed to a plan to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. On September 8, 2011, we completed the sale of our Waukesha facility.

We recorded a net pre-tax gain of $19.5 million during the first quarter of 2011 related to the divestiture of our Mountain High operations and the write-down of our Waukesha operations. The gain was recorded in other operating income in our unaudited Condensed Consolidated Statements of Operations.

3. Inventories

Inventories, net of reserves of $3.3 million and $3.6 million at March 31, 2012 and December 31, 2011, respectively, consisted of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$197,935	$198,579
Finished goods	278,317	253,571

Total	$476,252	$452,150

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	Fresh Dairy Direct	WhiteWave- Alpro	Morningstar	Total
	(In thousands)
Balance at December 31, 2011	$86,841	$762,336	$306,094	$1,155,271
Foreign currency translation	—	4,950	—	4,950

Balance at March 31, 2012	$86,841	$767,286	$306,094	$1,160,221

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$589,375	$—	$589,375	$586,663	$—	$586,663
Intangible assets with finite lives:
Customer-related and other	132,655	(55,800)	76,855	131,751	(53,652)	78,099
Trademarks	10,564	(5,204)	5,360	10,564	(4,938)	5,626

Total	$732,594	$(61,004)	$671,590	$728,978	$(58,590)	$670,388

(1)	The increase in the carrying amount of indefinite-lived trademarks between December 31, 2011 and March 31, 2012 is the result of foreign currency translation adjustments.

Amortization expense on intangible assets for the three months ended March 31, 2012 and 2011 was $2.3 million and $2.7 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2012	$9.3
2013	9.2
2014	8.6
2015	8.5
2016	8.4

5. Debt

Our outstanding debt as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012			December 31, 2011
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,509,326	2.77	%*	$2,477,160	3.00	%*
Senior notes due 2016	499,010	7.00		498,959	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,408,336			3,376,119
Subsidiary debt obligations:
Senior notes due 2017	129,543	6.90		129,117	6.90
Receivables-backed facility	279,490	1.25	**	260,000	1.31	**
Capital lease obligations and other	371			692
Alpro revolving credit facility	—			—

	409,404			389,809

	3,817,740			3,765,928
Less current portion	(253,661)			(202,539)

Total long-term portion	$3,564,079			$3,563,389

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at March 31, 2012 were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2012	$195,689	$160,481	$13,256		$21,952
2013	511,319	213,975	17,675		279,669
2014	1,076,054	276,384	676,230		123,440
2015	10,535	—	10,535		—
2016	970,923	—	470,923		500,000
Thereafter	1,066,667	—	524,667	**	542,000

Subtotal	3,831,187	650,840	1,713,286		1,467,061
Less discounts	(13,447)	—	—		(13,447)

Total outstanding debt	$3,817,740	$650,840	$1,713,286		$1,453,614

*	Includes our senior secured revolving credit facility, receivables-backed facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**	The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests as of December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At March 31, 2012, there were outstanding borrowings of $651 million under the term loan A, $1.71 billion under the term loan B and $145 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the three months ended March 31, 2012 was $109.0 million. Letters of credit in the aggregate amount of $2.2 million were issued under the revolving credit facility but undrawn.

Effective April 2, 2012, pursuant to the terms of our amended and restated credit agreement dated June 30, 2010, the total commitment amount available to us under the senior secured revolving credit facility decreased from $1.5 billion to $1.275 billion, and any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments became payable. No principal payments are due on the remaining revolving credit facility commitments until April 2, 2014. The amended and restated senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. Our credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007; (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times on a pro-forma basis; (3) we acquire at least 51% of the acquired entity; (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target; and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

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

Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million.

The total amount of receivables sold to these entities as of March 31, 2012 was $886.9 million. During the first quarter of 2012, we borrowed $874.5 million and subsequently repaid $855.0 million under the facility with a remaining drawn balance of $279.5 million at March 31, 2012, excluding letters of credit in the aggregate amount of $245.5 million that were issued but undrawn. Our average daily balance under this facility during the three months ended March 31, 2012 was $271.2 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. Based on this formula, we could fully access the $600 million commitment as of March 31, 2012.

As discussed in Note 11, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions. As part of the proposed settlement agreement, on February 21, 2012 we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at March 31, 2012 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at March 31, 2012 was $499.0 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at March 31, 2012 was $129.5 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in periodic installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in periodic installments of principal and interest and are collateralized by the related assets financed. See Note 11.

Alpro Revolving Credit Facility —Alpro Comm VA has a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro Comm VA subsidiaries. Proceeds under the facility may be used for working capital and other general corporate purposes of Alpro Comm VA. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. No principal payments are due under the subsidiary revolving credit facility until maturity on July 2, 2012. At March 31, 2012, there were no outstanding borrowings under this facility.

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

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the wholly-owned subsidiary guarantors of the senior notes and separately the combined results of the wholly-owned subsidiaries that are not a party to the guarantees. The wholly-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture for the three months ended March 31, 2011 and as of December 31, 2011, in addition to our receivables securitization subsidiaries.

As disclosed in our 2011 Annual Report on Form 10-K, we have restated the presentation of our condensed guarantor financial information to correct certain errors. Accordingly, the unaudited condensed consolidating financial information for the three months ended March 31, 2011 shown below has been restated to properly reflect the investment in and equity earnings of the non-guarantor subsidiaries by certain guarantor subsidiaries in accordance with SEC Regulation S-X, which were previously only presented in the Parent column. We have also restated amounts previously disclosed to (i) properly present the equity in earnings of consolidated subsidiaries in the Parent column which was previously presented in pre-tax income from subsidiaries and non-controlling interest, (ii) properly reflect guarantor subsidiaries’ cash flows from operations which were included in the Parent column and correct the associated intercompany balances, and (iii) properly reflect the allocation of certain deferred income taxes and other current and long-term tax liabilities from the Parent column to the guarantor and non-guarantor subsidiaries columns in the corresponding changes to cash flows from operating and financing activities. These corrections had no impact on consolidated results as previously reported.

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,534	$—	$118,775	$—	$130,309
Receivables, net	793	63,203	868,915	—	932,911
Income tax receivable	28,152	—	22	—	28,174
Inventories	—	449,642	26,610	—	476,252
Intercompany receivables	5,979	4,809,045	—	(4,815,024)	—
Intercompany note receivable	—	70,723	—	(70,723)	—
Other current assets	24,968	119,185	11,090	—	155,243

Total current assets	71,426	5,511,798	1,025,412	(4,885,747)	1,722,889
Property, plant and equipment, net	751	1,898,694	183,987	—	2,083,432
Goodwill	—	993,249	166,972	—	1,160,221
Identifiable intangible and other assets, net	113,035	566,763	112,292	—	792,090
Investment in subsidiaries	7,862,861	503,325	—	(8,366,186)	—

Total	$8,048,073	$9,473,829	$1,488,663	$(13,251,933)	$5,758,632

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$150,601	$942,828	$79,792	$—	$1,173,221
Intercompany payables	4,350,657	—	464,367	(4,815,024)	—
Intercompany note payable	—	—	70,723	(70,723)	—
Current portion of debt	253,408	253	—	—	253,661

Total current liabilities	4,754,666	943,081	614,882	(4,885,747)	1,426,882
Long-term debt	3,154,927	129,662	279,490	—	3,564,079
Other long-term liabilities	118,687	538,225	90,966	—	747,878
Long-term litigation settlement	72,525	—	—	—	72,525
Stockholders’ equity (deficit):
Total stockholders’ equity (deficit)	(52,732)	7,862,861	503,325	(8,366,186)	(52,732)

Total	$8,048,073	$9,473,829	$1,488,663	$(13,251,933)	$5,758,632

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$6,221	$105,569	$—	$114,851
Receivables, net	104	61,156	884,849	—	946,109
Income tax receivable	24,934	—	26	—	24,960
Inventories	—	426,126	26,024	—	452,150
Intercompany receivables	—	4,821,647	—	(4,821,647)	—
Intercompany note receivable	—	125,000	—	(125,000)	—
Other current assets	44,779	117,952	12,339	—	175,070
Assets held for sale	—	—	3,182	—	3,182

Total current assets	72,878	5,558,102	1,031,989	(4,946,647)	1,716,322
Property, plant and equipment, net	413	1,931,787	182,180	—	2,114,380
Goodwill	—	993,250	162,021	—	1,155,271
Identifiable intangible and other assets, net	69,904	587,442	111,044	—	768,390
Investment in subsidiaries	7,738,221	356,983	—	(8,095,204)	—

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$148,543	$1,012,736	$70,886	$—	$1,232,165
Intercompany payables	4,245,143	—	576,504	(4,821,647)	—
Current portion of debt	202,012	259	268	—	202,539
Intercompany note payable	—	—	125,000	(125,000)	—
Current portion of litigation settlements	60,838	—	—	—	60,838

Total current liabilities	4,656,536	1,012,995	772,658	(4,946,647)	1,495,542
Long-term debt	3,174,107	129,282	260,000	—	3,563,389
Other long-term liabilities	81,171	547,066	92,846	—	721,083
Long-term litigation settlements	73,000	—	—	—	73,000
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit)	(103,398)	7,738,221	356,983	(8,095,204)	(103,398)
Non-controlling interest	—	—	4,747	—	4,747

Total stockholders’ equity (deficit)	(103,398)	7,738,221	361,730	(8,095,204)	(98,651)

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,116,724	$97,370	$—	$3,214,094
Cost of sales	—	2,369,974	56,267	—	2,426,241

Gross profit	—	746,750	41,103	—	787,853
Selling and distribution	—	477,477	26,758	—	504,235
General and administrative	2,880	116,388	10,237	—	129,505
Amortization of intangibles	—	1,954	331	—	2,285
Facility closing and reorganization costs	—	28,822	—	—	28,822
Interest expense	56,383	2,346	2,018	—	60,747
Other (income) expense, net	(2,900)	2,997	457	—	554

Income (loss) before income taxes and equity in earnings of subsidiaries	(56,363)	116,766	1,302	—	61,705
Income tax expense (benefit)	(21,551)	46,009	(636)	—	23,822

Income (loss) before equity in earnings of subsidiaries	(34,812)	70,757	1,938	—	37,883
Equity in earnings of consolidated subsidiaries	72,695	1,938	—	(74,633)	—

Net income	37,883	72,695	1,938	(74,633)	37,883

Other comprehensive income, net of tax	6,464	132	13,152	—	19,748

Comprehensive income	$44,347	$72,827	$15,090	$(74,633)	$57,631

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2011
	Parent		Guarantor Subsidiaries		Nonguarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$2,949,860	$2,949,860	$99,994	$—	$—	$3,049,854
Cost of sales	—	—	2,241,436	2,241,436	58,136	—	—	2,299,572

Gross profit	—	—	708,424	708,424	41,858	—	—	750,282
Selling and distribution	—	—	459,019	459,019	26,783	—	—	485,802
General and administrative	2,659	2,659	152,463	152,463	12,278	—	—	167,400
Facility closing and reorganization costs	—	—	10,643	10,643	—	—	—	10,643
Other operating income	—	—	(19,490)	(19,490)	—	—	—	(19,490)
Interest expense	62,321	62,321	2,778	2,778	171	—	—	65,270
Other (income) expense, net	(2,700)	(2,700)	3,199	3,199	(547)	—	—	(48)
Income from subsidiaries	(102,985)	—	—	—	—	102,985	—	—

Income (loss) before income taxes and equity in earnings of subsidiaries	40,705	(62,280)	99,812	99,812	3,173	(102,985)	—	40,705
Income tax expense (benefit)	17,323	(25,177)	42,477	42,477	23	(42,500)	—	17,323

Income (loss) before equity in earnings of subsidiaries	23,382	(37,103)	57,335	57,335	3,150	(60,485)	—	23,382
Equity in earnings of consolidated subsidiaries	—	62,366	—	5,031	—	—	(67,397)	—

Net income	23,382	25,263	57,335	62,366	3,150	(60,485)	(67,397)	23,382
Net loss attributable to the non-controlling interest	1,881	—	—	—	1,881	(1,881)	—	1,881

Net income attributable to Dean Foods Company	$25,263	$25,263	$57,335	$62,366	$5,031	$(62,366)	$(67,397)	$25,263
Other comprehensive income, net of tax	13,658	13,658	111	111	27,290	—	—	41,059

Comprehensive income attributable to Dean Foods Company	$38,921	$38,921	$57,446	$62,477	$32,321	$(62,366)	$(67,397)	$66,322

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(79,145)	$53,993	$28,374	$3,222
Payments for property, plant and equipment	—	(42,658)	(1,859)	(44,517)
Proceeds from insurance claims	—	2,996	—	2,996
Proceeds from sale of fixed assets	—	1,554	—	1,554
Other, net	—	(275)	(515)	(790)

Net cash used in investing activities	—	(38,383)	(2,374)	(40,757)
Repayment of debt	(13,335)	(51)	—	(13,386)
Proceeds from senior secured revolver	633,100	—	—	633,100
Payments for senior secured revolver	(587,600)	—	—	(587,600)
Proceeds from receivables-backed facility	—	—	874,490	874,490
Payments for receivables-backed facility	—	—	(855,000)	(855,000)
Issuance of common stock, net of share repurchases for withholding taxes	(2,255)	—	—	(2,255)
Tax savings on share-based compensation	286	—	—	286
Net change in intercompany balances	57,422	(21,780)	(35,642)	—

Net cash provided by (used in) financing activities	87,618	(21,831)	(16,152)	49,635
Effect of exchange rate changes on cash and cash equivalents	—	—	3,358	3,358

Increase (decrease) in cash and cash equivalents	8,473	(6,221)	13,206	15,458
Cash and cash equivalents, beginning of period	3,061	6,221	105,569	114,851

Cash and cash equivalents, end of period	$11,534	$—	$118,775	$130,309

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2011
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) operating activities	$43,906	$(12,058)	$36,391	$92,556	$(43,114)	$(43,315)	$37,183
Payments for property, plant and equipment	—	—	(36,442)	(36,442)	(3,969)	(3,969)	(40,411)
Proceeds from divestitures	—	—	91,780	91,780	—	—	91,780
Proceeds from sale of fixed assets	—	—	1,767	1,767	40	40	1,807

Net cash provided by (used in) investing activities	—	—	57,105	57,105	(3,929)	(3,929)	53,176
Repayment of debt	(101,625)	(101,625)	(4,056)	(4,056)	(256)	(256)	(105,937)
Proceeds from senior secured revolver	1,090,800	1,090,800	—	—	—	—	1,090,800
Payments for senior secured revolver	(1,063,900)	(1,063,900)	—	—	—	—	(1,063,900)
Proceeds from receivables-backed facility	—	—	—	—	1,105,000	1,105,000	1,105,000
Payments for receivables-backed facility	—	—	—	—	(1,105,000)	(1,105,000)	(1,105,000)
Issuance of common stock, net of share repurchases for withholding taxes	(580)	(580)	—	—	—	—	(580)
Capital contribution from non-controlling interest	—	—	—	—	2,913	2,913	2,913
Net change in intercompany balances	43,087	99,051	(88,629)	(144,794)	45,542	45,743	—

Net cash provided by (used in) financing activities	(32,218)	23,746	(92,685)	(148,850)	48,199	48,400	(76,704)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	2,947	2,947	2,947

Increase in cash and cash equivalents	11,688	11,688	811	811	4,103	4,103	16,602
Cash and cash equivalents, beginning of period	307	307	9,750	9,750	81,950	81,950	92,007

Cash and cash equivalents, end of period	$11,995	$11,995	$10,561	$10,561	$86,053	$86,053	$108,609

6. Derivative Financial Instruments and Fair Value Measurements

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

The following table summarizes our various interest rate agreements in effect as of March 31, 2012:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
0.415% to 0.418%(1)	December 31, 2012	$500
1.60% to 1.84%	December 31, 2013	800
2.75% to 2.84%	March 31, 2016	200
2.70% to 3.17%	March 31, 2017	650

(1)	In September 2011, we entered into forward-starting interest rate swap agreements with an effective date of December 30, 2011. The notional amounts of the swap agreements decreased by $400 million on March 30, 2012 and the remaining notional amounts shown in the table above expire on December 31, 2012.

These swaps are recorded as an asset or liability on our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings as the underlying hedged forecasted transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during the three months ended March 31, 2012 and 2011.

We are exposed to market risk under these arrangements due to the possibility of interest rates on our senior secured credit facility rising above the fixed rates in our interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to our interest rate swap agreements are major financial institutions; however, if any of the counterparties to our hedging arrangements become unable to fulfill their obligation to us, we may lose the financial benefits of these arrangements.

Commodities — We are exposed to commodity price fluctuations, including milk, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, such as, natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. Additionally, from time to time we enter into derivative contracts with approved counterparties that are designated as hedging instruments against the risk of changes in the fair value of a portion of our butter inventory. These contracts are marked to market at each reporting period and any resulting gains or losses on the derivative instruments, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three months ended March 31, 2012 and 2011.

Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet.

A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. Additionally, in anticipation of repatriating approximately €55 million from our foreign operations, we entered into a forward contract to purchase $70 million, to be delivered in the second quarter of 2012, to mitigate potential currency fluctuations as we take steps to mobilize the funds. This derivative instrument was not designated as a hedging instrument, and changes in fair value of the instrument are recognized immediately in other operating (income) expense in our unaudited Condensed Consolidated Statements of Operations. See the table below for a summary of the foreign currency related financial instruments outstanding at March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$34,570	$38,260
Interest rate swap contracts — noncurrent(2)	—	—	58,814	64,037
Commodities contracts — current(1)	767	93	2,962	2,346
Foreign currency contracts — current(1)	196	411	—	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	6,721	2,006	5,996	1,530
Foreign currency contracts — current(1)	—	—	2,939	—

Total derivatives	$7,684	$2,510	$105,281	$106,173

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three months ended March 31, 2012 and 2011 were:

	March 31, 2012	March 31, 2011
	(In thousands)
Losses on interest rate swap contracts(1)	$13,996	$17,040
(Gains)/Losses on commodities contracts(2)	1,136	(1,052)
Losses on foreign currency contracts(3)	17	—

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $34.6 million of hedging activity related to our interest rate swaps, $3.4 million of hedging activity related to our commodities contracts and $0.2 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 is as follows (in thousands):

	Fair Value as of March 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$93,384	$—	$93,384	$—
Asset — Commodities contracts	7,489	—	7,489	—
Liability — Commodities contracts	8,958	—	8,958	—
Asset — Foreign currency contracts	196	—	196	—
Liability — Foreign currency contracts	2,939	—	2,939	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$102,297	$—	$102,297	$—
Asset — Commodities contracts	2,099	—	2,099	—
Liability — Commodities contracts	3,876	—	3,876	—
Asset – Foreign currency contracts	411	—	411	—

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

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying value and fair value of our senior and subsidiary senior notes at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$129,543	$140,935	$129,117	$136,853
Dean Foods Company senior notes due 2016	499,010	513,750	498,959	493,750
Dean Foods Company senior notes due 2018	400,000	440,000	400,000	426,000

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first quarter of 2012:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	19,628,200	$19.27
Granted	2,207,809	12.07
Forfeited and canceled(1)	(2,367,742)	13.15
Exercised	(35,161)	10.48

Options outstanding at March 31, 2012	19,433,106	19.17	5.03	$3,452,967

Options exercisable at March 31, 2012	15,856,092	20.83	4.08	1,270,047

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Three Months Ended March 31
	2012	2011
Expected volatility	44%	41%
Expected dividend yield	— %	— %
Expected option term	5 years	5 years
Risk-free rate of return	0.88% to 0.89%	2.19% to 2.30%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first quarter of 2012:

	Employees	Directors	Total
Stock units outstanding at January 1, 2012	2,196,450	102,381	2,298,831
Stock units issued	944,778	45,702	990,480
Shares issued upon vesting of stock units	(673,503)	(31,720)	(705,223)
Stock units canceled or forfeited(1)	(488,335)	—	(488,335)

Stock units outstanding at March 31, 2012	1,979,390	116,363	2,095,753

Weighted average grant date fair value	$12.77	$11.22	$12.70

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity during the first quarter of 2012:

Units
Outstanding at January 1, 2012	11,855,084
Granted	1,750,000
Converted/paid	—
Forfeited	(1,155,250)

Outstanding at March 31, 2012	12,449,834

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first quarter of 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,081,668	$10.36
Granted	893,409	12.07
Converted/paid	(320,084)	10.35
Forfeited	(120,394)	10.46

Outstanding at March 31, 2012	1,534,599	11.35

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31
	2012	2011
	(In thousands)
Stock Options (1)	$(943)	$3,362
Stock Units	2,573	5,030
Cash Performance Units	469	209
Phantom Shares	1,313	504

Total	$3,412	$9,105

(1)	The net credit to stock option expense for the three months ended March 31, 2012 is the result of a $3.9 million one-time cumulative reduction to share-based compensation expense for stock options based on our review of historical forfeiture activity in comparison to the estimated forfeiture rate originally applied to those awards.

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

	Three Months Ended March 31
	2012	2011
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Net income	$37,883	$23,382
Net loss attributable to non-controlling interest	—	1,881

Net income attributable to Dean Foods Company	$37,883	$25,263
Denominator:
Average common shares	184,104,804	182,817,066
Basic EPS attributable to Dean Foods Company	$0.21	$0.14
Diluted EPS computation
Numerator:
Net income	$37,883	$23,382
Net loss attributable to non-controlling interest	—	1,881

Net income attributable to Dean Foods Company	$37,883	$25,263
Denominator:
Average common shares — basic	184,104,804	182,817,066
Stock option conversion(1)	42,301	8,406
Stock units(2)	800,576	467,405

Average common shares — diluted	184,947,681	183,292,877

Diluted EPS attributable to Dean Foods Company	$0.20	$0.14

(1) Anti-dilutive common shares excluded	18,571,275	21,628,925
(2) Anti-dilutive stock units excluded	421,509	464,217

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,126	$710
Interest cost	3,631	3,803
Expected return on plan assets	(4,402)	(4,241)
Amortizations:
Unrecognized transition obligation	28	28
Prior service cost	194	191
Unrecognized net loss	2,918	2,265

Net periodic benefit cost	$3,495	$2,756

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$147	$7
Interest cost	337	190
Amortizations:
Prior service cost/(credit)	6	(16)
Unrecognized net loss	32	124

Net periodic benefit cost	$522	$305

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended March 31
	2012	2011
	(In thousands)
Fresh Dairy Direct:
Closure of facilities(1)	$817	$1,081
Functional Realignment(5)	25,336	—
Organization Optimization Initiative (4)	(17)	1,491

Total Fresh Dairy Direct	26,136	2,572
Morningstar:
Closure of facilities(2)	3,387	—
Corporate:
Department Realignment(3)	(44)	2,971
Organization Optimization Initiative(4)	(657)	5,100

Total Corporate	(701)	8,071

Total	$28,822	$10,643

(1)	These charges in 2012 and 2011 primarily relate to facility closures in Newport, Kentucky; Baxley, Georgia; and Florence, South Carolina, as well as previously announced closures. We have incurred $55.8 million of charges related to these initiatives to date. We expect to incur additional charges related to Fresh Dairy Direct facility closures of $1.2 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.
(2)	These charges in 2012 relate to workforce reduction costs and asset write-downs associated with the announced closure of our Sulphur Springs, Texas cultured production facility. We expect to incur additional charges related to this facility closure of $0.5 million, related to shutdown and other costs.
(3)	Charges relate to workforce reduction costs associated with a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. The plan was implemented during the fourth quarter of 2010 and resulted in the elimination of approximately 75 positions as each function reorganized its processes in line with peer comparisons and internally developed functional blueprints as approved by an executive operating team. We incurred total charges of $5.4 million related to this initiative and do not expect to incur any additional charges going forward.
(4)

In the first quarter of 2011 we initiated a significant cost reduction program that was incremental to our other ongoing cost-savings initiatives. This initiative was focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions during 2011. The charges recorded during the three months ended March 31, 2011 relate to workforce reduction costs associated with the first tranche of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. We have incurred $24.2 million of charges related to this initiative to date, and we do not expect to incur any material additional charges related to this plan going forward.
(5)	During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is incremental to any other prior cost savings initiative. This initiative is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We eliminated approximately 120 corporate positions throughout the first quarter of 2012 under this initiative. Charges recorded during the three months ended March 31, 2012 are related to workforce reduction costs, the write-down of certain information technology assets and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We expect to incur additional charges under this initiative ranging from approximately $3 million to approximately $7 million, primarily related to lease termination costs and the disposal of certain leasehold improvements.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2012 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2011	Charges	Payments	Accrued Charges at March 31, 2012
	(In thousands)
Cash charges:
Workforce reduction costs	$5,185	$15,017	$(13,681)	$6,521
Shutdown costs	(41)	566	(566)	(41)
Lease obligations after shutdown	—	51	(51)	—
Other	3	1,884	(1,784)	103

Subtotal	$5,147	17,518	$(16,082)	$6,583

Noncash charges:
Write-down of assets		11,081
Loss on sale of related assets		193
Other		30

Total charges		$28,822

11. Commitments and Contingencies

Contingent Obligations Related to Divested Operations — We have divested certain businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We are currently participating in global settlement negotiations with Spanish authorities to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. Upon final settlement, we may incur additional charges related to these liabilities, but it is currently not possible for us to predict the ultimate outcome of this matter. We believe that we have established adequate reserves which are immaterial to the financial statements for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

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

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of March 31, 2012. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the Company and the other defendants. Plaintiffs responded to those motions on October 4, 2011. On November 9, 2011, the Court granted the motion to dismiss filed on behalf of Mr. Engles, and granted in part and denied in part the motion to dismiss filed on behalf of the Company. The Company filed its answer on November 23, 2011. On February 17 and February 29, 2012, the Company entered into settlement agreements with all of the plaintiffs pursuant to which all of the claims against the Company have been dismissed, and the Company’s involvement as a party in the case has ended.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. The appeals court has set a scheduling conference for May 30, 2012.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. At this time, the stay remains in effect.

12. Segment, Geographic and Customers Information

We have three reportable segments: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments now consist of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to-market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

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

WhiteWave-Alpro manufactures, develops, markets and sells a variety of nationally branded value-added dairy products, such as Horizon Organic milk; nationally branded coffee creamers and beverages, including International Delight and LAND O LAKES; and nationally and internationally branded plant-based foods and beverages, such as Silk soy, almond and coconut milks, and Alpro and Provamel soy, almond and hazelnut drinks and food products. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

Morningstar is a leading U.S. manufacturer of ESL creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship brand. Morningstar sells its products to a variety of customers, including food distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar currently operates 12 manufacturing facilities domestically and has one of the most extensive manufacturing networks for these products in the United States. Morningstar products are sold by its internal sales force and independent brokers and are delivered through warehouse delivery systems.

During the first quarter of 2012 we completed the shutdown of the operations of our 50% owned joint venture between WhiteWave and Hero Group, which was part of our WhiteWave-Alpro segment. For the three months ended and as of March 31, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, foreign exchange gains and losses and write-downs related to the wind-down of our joint venture. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are sold by Fresh Dairy Direct and Morningstar. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for reporting purposes. A portion of our Fresh Dairy Direct products are manufactured by our Morningstar segment. Sales of those products, together with their related costs, are included in the Fresh Dairy Direct segment for reporting purposes.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,318,142	$2,234,522
WhiteWave-Alpro	571,215	506,560
Morningstar	324,737	308,772

Total	$3,214,094	$3,049,854

Intersegment sales:
Fresh Dairy Direct	$13,380	$17,372
WhiteWave-Alpro	29,298	27,785
Morningstar	72,564	83,694

Total	$115,242	$128,851

	Three Months Ended March 31
	2012	2011
	(In thousands)
Operating income:
Fresh Dairy Direct	$101,196	$86,038
WhiteWave-Alpro	60,310	46,091
Morningstar	28,750	25,444

Total reportable segment operating income	190,256	157,573
Corporate and Other	(38,428)	(60,493)
Facility closing and reorganization costs	(28,822)	(10,643)
Other operating income	—	19,490

Total	$123,006	$105,927

	March 31, 2012	December 31, 2011
	(In thousands)
Assets:
Fresh Dairy Direct	$2,650,241	$2,669,001
WhiteWave-Alpro	2,111,413	2,086,097
Morningstar	675,221	670,870
Corporate	321,757	325,213
Assets held for sale	—	3,182

Total	$5,758,632	$5,754,363

Geographic Information — Net sales and long-lived assets for our domestic and foreign operations are shown in the table below.

	Three Months Ended March 31
	2012	2011
	(In thousands)
Net sales to external customers:
Domestic	$3,116,723	$2,952,807
Foreign	97,371	97,047

	March 31, 2012	December 31, 2011
	(In thousands)
Long-lived assets:
Domestic	$3,581,587	$3,594,443
Foreign	454,156	443,598

Significant Customers — Our largest customer accounted for approximately 20% of our consolidated net sales in the three months ended March 31, 2012 and 2011. Sales to this customer were included in our Fresh Dairy Direct, WhiteWave-Alpro and Morningstar segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based beverages such as soy, almond and coconut milks, and plant-based food products. We align our leadership teams, operating strategies, and supply chain initiatives around our three lines of business: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 72% of our consolidated net sales in the three months ended March 31, 2012. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct has one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by national sales teams.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 18% of our consolidated net sales in the three months ended March 31, 2012. WhiteWave manufactures, develops, markets and sells a variety of nationally branded value-added dairy products, such as Horizon Organic® milk; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and national and international branded plant-based foods and beverages, such as Silk ® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products. We license the LAND O LAKES name from a third party. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, club stores, natural foods stores, mass merchandisers, convenience stores, drug stores and foodservice outlets. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Morningstar – Morningstar’s net sales were approximately 10% of our consolidated net sales in the three months ended March 31, 2012. Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand. In addition to being sold through retailers for at-home consumption, these products are important ingredients for restaurant menu items such as desserts, soups, and coffee-specialty drinks. Morningstar sells its products to a variety of customers, including foodservice distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar sells its products through its internal sales force and independent brokers.

Recent Developments

Competitive Pressures and Consumer Environment — As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices increased steadily from 2009 through the first three quarters of 2011. During the fourth quarter of 2011 and into the first quarter of 2012, conventional milk prices decreased slightly. Retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

Throughout 2012, we will continue to emphasize price realization, volume performance and cost reduction to improve gross margin and drive operating income growth Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

Conventional Milk Environment — Conventional milk prices gradually declined throughout the first quarter of 2012, and butterfat pricing is the lowest the industry has experienced since the first half of 2010; however, raw skim milk prices continue to be higher than the historical average. We expect Class I and Class II pricing to moderately decline in the second quarter before leveling off through the second half of 2012, with the possibility for modestly rising prices late in the year. The moderate decline in Class I and Class II pricing can be attributed to elevated domestic and international milk production.

Facility Closing and Reorganization Activities — During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We incurred charges of $25.3 million under this initiative in the first quarter of 2012, primarily related to workforce reduction costs, the write-down of certain information technology assets and costs associated with exiting other commitments deemed not necessary to execute our new strategy.

Additionally, we announced the closure of one Morningstar facility during the first quarter of 2012. We continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we continue to transform our business. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Hero/WhiteWave Joint Venture – During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture between WhiteWave and Hero Group, which was part of our WhiteWave-Alpro segment. For the three months ended and as of March 31, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Quarter Ended March 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,214.1	100.0%	$3,049.9	100.0%
Cost of sales	2,426.2	75.5	2,299.6	75.4

Gross profit(1)	787.9	24.5	750.3	24.6
Operating costs and expenses:
Selling and distribution	504.2	15.7	485.8	15.9
General and administrative	129.6	4.0	164.8	5.4
Amortization of intangibles	2.3	0.1	2.7	0.1
Facility closing and reorganization costs	28.8	0.9	10.6	0.3
Other operating income	—	—	(19.5)	(0.6)

Total operating costs and expenses	664.9	20.7	644.4	21.1

Total operating income	$123.0	3.8%	$105.9	3.5%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Quarter Ended March 31
	2012	2011	$ Increase	% Increase
	(Dollars in millions)
Fresh Dairy Direct	$2,318.1	$2,234.5	$83.6	3.7%
WhiteWave-Alpro	571.2	506.6	64.6	12.8
Morningstar	324.8	308.8	16.0	5.2

Total	$3,214.1	$3,049.9	$164.2	5.4%

The change in net sales was due to the following:

	Quarter ended March 31, 2012 vs Quarter ended March 31, 2011
	Volume	Pricing and Product Mix Changes	Total Increase
	(Dollars in millions)
Fresh Dairy Direct	$(17.6)	$101.2	$83.6
WhiteWave-Alpro	44.6	20.0	64.6
Morningstar	2.4	13.6	16.0

Total	$29.4	$134.8	$164.2

Consolidated net sales increased $164.2 million, or 5.4%, during the first quarter of 2012, as compared to the first quarter of 2011, primarily due to the pass-through of higher commodity costs. These increases were partially offset by the impact of the 2011 divestitures of our yogurt and Waukesha, WI fluid milk operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for more information regarding our 2011 divestitures.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $126.6 million, or 5.5%, in the first quarter of 2012, from the first quarter of 2011, primarily due to higher commodity costs, partially offset by the 2011 divestitures of our yogurt and Waukesha operations. Conventional milk prices gradually declined throughout the first quarter of 2012, and butterfat pricing is the lowest the industry has experienced since the first half of 2010; however, raw skim milk prices continue to be higher than the historical average. We expect Class I and Class II pricing to moderately decline in the second quarter before leveling off through the second half of 2012, with the possibility for modestly rising prices late in the year. The moderate decline in Class I and Class II pricing can be attributed to elevated domestic and international milk production.

Operating Costs and Expenses — Our operating expenses increased $20.5 million, or 3.2%, in the first quarter of 2012, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $18.4 million driven by continued increases in freight and fuel costs, as well as increased marketing spending behind our WhiteWave-Alpro portfolio of brands. We expect these costs to remain elevated throughout 2012.

•

General and administrative costs decreased $35.2 million primarily driven by lower personnel-related costs, as a result of our headcount reduction in the first quarter of 2012, and reduced professional and consulting fees, as a result of our cost savings initiatives. In addition, first quarter 2011 results included a write-down of certain corporate assets which were held for sale as of March 31, 2011.

•

Net facility closing and reorganization costs increased $18.2 million, primarily related to the realignment of our Fresh Dairy Direct organization. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Other operating income decreased $19.5 million as a result of the first quarter of 2011 net pre-tax gain on the sale of our Mountain High yogurt operations and the write-down of long lived assets related to our Waukesha operations, which were classified as held for sale at March 31, 2011. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Interest expense decreased to $60.7 million in the first quarter of 2012 from $65.3 million in the first quarter of 2011 due to lower overall average debt balances resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund. The sale of our Mountain High operations closed on February 1, 2011, and the sale of our private label yogurt operations closed April 1, 2011. The combined proceeds from the yogurt divestitures and the receipt of the federal income tax refund were approximately $240 million, with all proceeds applied toward debt reduction.

Income Taxes — Income tax expense was recorded at an effective rate of 38.6% in the first quarter of 2012 compared to 42.6% in the first quarter of 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. Additionally, in the first quarter of 2011, changes in certain state tax laws and the exclusion of the tax benefit attributable to our non-controlling interest increased our effective tax rate.

Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to the Fresh Dairy Direct, WhiteWave-Alpro and Morningstar segments. Therefore, the measurement of segment operating income presented below is before such items.

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are brand mix and achieving low cost, which are realized within gross profit and operating income, respectively.

	Quarter Ended March 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,318.1	100.0%	$2,234.5	100.0%
Cost of sales	1,796.2	77.5	1,718.4	76.9

Gross profit	521.9	22.5	516.1	23.1
Operating costs and expenses	420.7	18.1	430.1	19.3

Total segment operating income	$101.2	4.4%	$86.0	3.8%

Net Sales — Fresh Dairy Direct’s net sales increased $83.6 million, or 3.7%, during the first quarter of 2012 versus the first quarter of 2011 primarily due to the effective pass-through of higher commodity costs. While our fresh fluid milk volumes were flat with the first quarter of 2011, we experienced volume declines in our extended shelf life products, as well as volume declines related to the 2011 divestitures of our Mountain High yogurt and Waukesha fluid milk operations.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2012 compared to the first quarter of 2011:

	Quarter Ended March 31*
	2012	2011	% Change
Class I mover(1)	$17.38	$16.44	5.7%
Class I raw skim milk mover(1)(2)	11.85	9.80	20.9
Class I butterfat mover(2)(3)	1.70	1.99	(14.6)
Class II raw skim milk minimum(1)(4)	11.83	10.50	12.7
Class II butterfat minimum(3)(4)	1.61	2.21	(27.1)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales increased by 4.5% in the first quarter of 2012, substantially due to higher commodity costs. Conventional milk prices gradually declined throughout the first quarter of 2012, and butterfat pricing is the lowest the industry has experienced since the first half of 2010; however, raw skim milk prices continue to be higher than the historical average.

Gross Profit — Fresh Dairy Direct’s gross profit percentage decreased to 22.5% in the first quarter of 2012 as compared to 23.1% in the first quarter of 2011. Gross profit trended downward due to lower margins on new business added in the second half of 2011, as well as rising non-dairy input costs, such as packaging materials.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by 2.2% in the first quarter of 2012, compared to the first quarter of 2011. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs increased $3.2 million, driven by higher freight and fuel costs. We expect these costs to remain elevated throughout 2012.

•	General and administrative costs decreased by $12.1 million, primarily driven by our headcount reduction in the first quarter of 2012.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Quarter Ended March 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$571.2	100.0%	$506.6	100.0%
Cost of sales	361.1	63.2	325.4	64.2

Gross profit	210.1	36.8	181.2	35.8
Operating costs and expenses	149.8	26.2	135.1	26.7

Total segment operating income	$60.3	10.6%	$46.1	9.1%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $64.6 million, or 12.8%, in the first quarter of 2012 compared to the same quarter of 2011, driven by strong volume growth across our portfolio, coupled with price increases on certain products. Sales for the Value-Added Dairy portfolio of products grew in the mid single digits compared to the first quarter of 2011. Coffee Creamers and Beverages’ product sales grew in the low twenties, while product sales in the Plant-Based Beverages portfolio increased in the mid twenties compared to the same quarter in 2011. The strong growth in these businesses was driven primarily by category growth in plant-based beverages and coffee creamers, product innovation, and increased marketing investments. Sales of our Alpro business grew mid-single digits on a constant-currency basis, driven by higher pricing and a favorable mix of products sold, which more than offset the impact of sales declines in certain Southern European markets driven by the challenging economic environment.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 11.0% in the first quarter of 2012 from the first quarter of 2011. This increase was primarily driven by sales volume growth and somewhat higher commodity and other input costs, as well as start-up costs incurred at our new Dallas, Texas manufacturing facility.

Gross Profit — WhiteWave-Alpro’s gross profit percentage increased to 36.8% in the first quarter of 2012 as compared to 35.8% in the first quarter of 2011, driven by higher pricing and favorable mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by $14.7 million during the first quarter of 2012 from the first quarter of 2011. Significant changes to operating costs and expenses are due to a $15.0 million increase in selling and distribution costs, driven by higher volumes, elevated fuel costs and increased marketing investments behind its major brands. We expect these costs to remain elevated throughout 2012.

Morningstar

The key performance indicator of Morningstar is volume growth in categories, which is realized within gross profit.

	Quarter Ended March 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$324.8	100.0%	$308.8	100.0%
Cost of sales	269.0	82.8	255.6	82.8

Gross profit	55.8	17.2	53.2	17.2
Operating costs and expenses	27.0	8.3	27.7	8.9

Total segment operating income	$28.8	8.9%	$25.5	8.3%

Net Sales — Morningstar’s net sales increased $16.0 million, or 5.2%, in the first quarter of 2012 compared to the same quarter of 2011, primarily due to the improved pass-through of commodity costs, as well as volume increases across our product categories, particularly within our extended shelf life products. Total volume increases were partially offset by the divestiture of our private label yogurt operations in 2011, which had historically accounted for approximately 15% of Morningstar’s total volume.

Morningstar generally increases or decreases the prices of its dairy products on a monthly basis in correlation to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for 2012 compared to 2011:

	Quarter Ended March 31*
	2012	2011	% Change
Grade AA butter(1)	$1.50	$2.06	(27.2)%
Class II butterfat minimum(1)(2)	1.61	2.21	(27.1)
Class II raw skim milk minimum(2)(3)	11.83	10.50	12.7

*	The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales increased by 5.2% in the first quarter of 2012, substantially due to higher volumes.

Gross Profit —Morningstar’s gross profit percentage remained flat at 17.2% in the first quarter of 2012 and 2011.

Operating Costs and Expenses — Morningstar’s operating costs and expenses decreased by 2.5% in the first quarter of 2012, compared to the first quarter of 2011, primarily due to a $1.5 million decrease in general and administrative costs resulting from our cost savings initiatives.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.5 billion senior secured revolving credit facility ($1.275 billion effective April 2, 2012 as discussed in Note 5 to our unaudited Condensed Consolidated Financial Statements) and our $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

As of March 31, 2012, $118.3 million of our total cash on hand of $130.3 million was attributable to our foreign operations. We anticipate that approximately $70 million of this cash will be mobilized and returned to the U.S. during the second quarter of 2012, and although not a required repayment under the agreement governing our senior secured credit facility, we intend to utilize these funds for additional debt repayments to lower our outstanding debt balances as well as future interest expense. We currently anticipate leaving the remaining $48.3 million of cash attributable to our foreign operations in these foreign jurisdictions.

At March 31, 2012, we had $3.8 billion of outstanding debt obligations, cash on hand of $130.3 million and an additional $1.4 billion of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007; (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times on a pro-forma basis; (3) we acquire at least 51% of the acquired entity; (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target; and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”), the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at March 31, 2012 was 4.41 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.50 times as of March 31, 2012 and decreases to 5.25 times as of March 31, 2013, with an additional decrease thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at March 31, 2012 was 3.19 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.75 times as of March 31, 2012 and decreases to 3.50 times as of March 31, 2013. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at March 31, 2012 was 3.66 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.75 times as of March 31, 2012 and increases to 3.00 times as of March 31, 2013. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

We are currently in compliance with all covenants in our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

At March 31, 2012, $1.35 billion was available under the senior secured revolving credit facility, with $75.0 million also available under the receivables-backed facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. At April 27, 2012, approximately $1.2 billion, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the senior secured revolving credit facility and receivables-backed facility.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Quarter Ended March 31
	2012	2011	Change
	(In thousands)
Net cash flows from:
Operating activities	$3,222	$37,183	$(33,961)
Investing activities	(40,757)	53,176	(93,933)
Financing activities	49,635	(76,704)	126,339
Effect of exchange rate changes on cash and cash equivalents	3,358	2,947	411

Net increase in cash and cash equivalents	$15,458	$16,602	$(1,144)

Operating Activities

Operating cash flows in the quarter were lower than the same quarter of the prior year due to $61 million of litigation payments made in the first quarter of 2012 related to the Tennessee dairy farmer actions discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements, partially offset by the impact of higher net income.

Investing Activities

Net cash provided by investing activities decreased during the first quarter of 2012 primarily due to cash proceeds from the sale of our Mountain High yogurt operations and a trademark in the first quarter of 2011. See Note 2 to our unaudited Condensed Consolidated Financial Statements for more information regarding the Mountain High yogurt divestiture.

Financing Activities

Net cash provided by financing activities increased during the first quarter of 2012 primarily due to net proceeds from debt of approximately $52 million in the first quarter of 2012, compared to a net repayment of debt of approximately $79 million in the first quarter of 2011 as a result of proceeds received from our Mountain High yogurt divestiture.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2011 Annual Report on Form 10-K.

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

We expect to contribute approximately $22 million to the pension plans and approximately $3 million to the postretirement health plans in 2012.

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

Future Capital Requirements

During 2012, we intend to invest a total of approximately $250 million to $275 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $210 million to $215 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $14 million and imputed interest of approximately $3 million related to the Tennessee dairy farmer action litigation settlement discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements. As of March 31, 2012, the portion of our long-term debt due within the next 12 months totals approximately $254 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured revolving credit facility and our receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw materials used in Fresh Dairy Direct’s and Morningstar’s products are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct changes the prices charged for Class I dairy products on a monthly basis, as the costs of raw milk, packaging, fuel and other materials fluctuate. Prices for certain Fresh Dairy Direct and Morningstar Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost increase or decrease and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional milk prices gradually declined throughout the first quarter of 2012, and butterfat pricing is the lowest the industry has experienced since the first half of 2010; however, raw skim milk prices continue to be higher than the historical average. We expect Class I and Class II pricing to moderately decline in the second quarter before leveling off through the second half of 2012, with the possibility for modestly rising prices late in the year. The moderate decline in Class I and Class II pricing can be attributed to elevated domestic and international milk production.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently work with more than 600 dairy farmers across the United States and purchase 93% of our organic raw milk from this network. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry regularly experiences significant swings in supply and demand based on consumer economic factors. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand. Such gaps can create challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased. Organic milk production was higher than anticipated during the first quarter of 2012 due to a mild winter, but we expect supply constraints to continue throughout 2012, which may continue to pressure our costs and impact our volume sales of organic milk. We continue to take proactive steps to manage our organic raw milk supply to ensure we are able to maintain our leading position in the value-added dairy category.

Soybeans and Almonds — The primary raw materials used in our plant-based products are non–Genetically Modified Organism (“non-GMO”) soybeans, organic soybeans and almonds. In 2011, we committed to using only soybeans that have been certified as non-GMO by an independent party in our non-organic products. Both soybeans and almonds are generally available from several suppliers and we are not dependent on any single supplier for these raw materials.

Fuel and Resin Costs — Fresh Dairy Direct purchases diesel fuel to operate its extensive DSD system and incurs fuel surcharge expense related to the products it delivers through third-party carriers. WhiteWave-Alpro and Morningstar primarily rely on third-party carriers for product distribution, and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that fuel and resin costs will remain elevated throughout 2012.

Competitive Environment

As a result of the current economic climate and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry has experienced retail and wholesale margin erosion, as conventional milk prices increased steadily from 2009 through the first three quarters of 2011. During the fourth quarter of 2011 and into the first quarter of 2012, conventional milk prices decreased slightly. Retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the quarter. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

Throughout 2012, we will continue to emphasize price realization, volume performance and cost reduction to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow and net debt reduction.

Tax Rate

Income tax expense was recorded at an effective rate of 38.6% in the first three months of 2012 compared to 42.6% in the first three months of 2011. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

See “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of March 31, 2012.

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

On August 11, 2011, a motion to dismiss all of the claims was filed on behalf of Mr. Engles, and motions to dismiss all but the antitrust claims were filed on behalf of the Company and the other defendants. Plaintiffs responded to those motions on October 4, 2011. On November 9, 2011, the Court granted the motion to dismiss filed on behalf of Mr. Engles, and granted in part and denied in part the motion to dismiss filed on behalf of the Company. The Company filed its answer on November 23, 2011. On February 17 and February 29, 2012, the Company entered into settlement agreements with all of the plaintiffs pursuant to which all of the claims against the Company have been dismissed, and the Company’s involvement as a party in the case has ended.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts, and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. The appeals court has set a scheduling conference for May 30, 2012.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. At this time, the stay remains in effect.

Item 6.	Exhibits

*10.1	Dean Foods Company 2012 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 9, 2012).

*10.2	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

May 9, 2012