Form 10-Q
period 2012-06-30
DEAN FOODS CO
filed 2012-08-07
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 27, 2012, the number of shares outstanding of each class of common stock was: 184,839,663

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,370	$114,851
Receivables, net	876,093	946,109
Income tax receivable	3,994	24,960
Inventories	472,549	452,150
Deferred income taxes	99,896	109,475
Prepaid expenses and other current assets	68,844	65,595
Assets held for sale	—	3,182

Total current assets	1,581,746	1,716,322
Property, plant and equipment, net	2,043,415	2,114,380
Goodwill	1,151,852	1,155,271
Deferred income taxes	22,526	—
Identifiable intangible and other assets, net	753,552	768,390

Total	$5,553,091	$5,754,363

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,169,332	$1,232,165
Current portion of debt	206,817	202,539
Current portion of litigation settlements	20,000	60,838

Total current liabilities	1,396,149	1,495,542
Long-term debt	3,345,218	3,563,389
Deferred income taxes	342,385	292,539
Other long-term liabilities	419,767	428,544
Long-term litigation settlements	52,676	73,000
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Dean Foods Company stockholders’ deficit:
Preferred stock, none issued	—	—
Common stock, 184,827,728 and 183,745,789 shares issued and outstanding, with a par value of $0.01 per share	1,848	1,837
Additional paid-in capital	1,094,613	1,086,804
Accumulated deficit	(898,471)	(992,519)
Accumulated other comprehensive loss	(201,094)	(199,520)

Total Dean Foods Company stockholders’ deficit	(3,104)	(103,398)
Non-controlling interest	—	4,747

Total stockholders’ deficit	(3,104)	(98,651)

Total	$5,553,091	$5,754,363

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net sales	$3,125,504	$3,298,808	$6,339,598	$6,348,662
Cost of sales	2,320,384	2,539,247	4,746,625	4,838,819

Gross profit	805,120	759,561	1,592,973	1,509,843
Operating costs and expenses:
Selling and distribution	497,621	492,094	1,001,856	977,896
General and administrative	152,655	153,645	282,160	318,307
Amortization of intangibles	2,304	2,637	4,589	5,375
Facility closing and reorganization costs	6,532	21,226	35,354	31,869
Litigation settlements	—	131,300	—	131,300
Other operating income	—	(24,898)	—	(44,388)

Total operating costs and expenses	659,112	776,004	1,323,959	1,420,359

Operating income (loss)	146,008	(16,443)	269,014	89,484
Other (income) expense:
Interest expense	53,822	63,493	114,569	128,763
Other income, net	(1,951)	(707)	(1,397)	(755)

Total other expense	51,871	62,786	113,172	128,008

Income (loss) from continuing operations before income taxes	94,137	(79,229)	155,842	(38,524)
Income tax expense (benefit)	35,514	(26,209)	59,336	(8,886)

Income (loss) from continuing operations	58,623	(53,020)	96,506	(29,638)
Loss on sale of discontinued operations, net of tax	(2,458)	—	(2,458)	—

Net income (loss)	56,165	(53,020)	94,048	(29,638)
Net loss attributable to non-controlling interest	—	2,507	—	4,388

Net income (loss) attributable to Dean Foods Company	$56,165	$(50,513)	$94,048	$(25,250)

Average common shares:
Basic	184,557,823	183,359,651	184,331,313	183,090,128
Diluted	185,257,724	183,359,651	185,250,192	183,090,128
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.31	$(0.28)	$0.52	$(0.14)
Loss from discontinued operations attributable to Dean Foods Company	(0.01)	—	(0.01)	—

Net income (loss) attributable to Dean Foods Company	$0.30	$(0.28)	$0.51	$(0.14)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.31	$(0.28)	$0.52	$(0.14)
Loss from discontinued operations attributable to Dean Foods Company	(0.01)	—	(0.01)	—

Net income (loss) attributable to Dean Foods Company	$0.30	$(0.28)	$0.51	$(0.14)

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income (loss)	$56,165	$(53,020)	$94,048	$(29,638)
Other comprehensive income (loss):
Cumulative translation adjustment	(19,191)	7,648	(5,888)	35,066
Net change in fair value of derivative instruments, net of tax	(4,492)	(17,019)	234	(4,919)
Net pension and other postretirement liability adjustment, net of tax	2,361	1,612	4,080	3,153

Other comprehensive income (loss)	(21,322)	(7,759)	(1,574)	33,300

Comprehensive income (loss)	34,843	(60,779)	92,474	3,662
Comprehensive loss attributable to non-controlling interest	—	2,507	—	4,388

Comprehensive income (loss) attributable to Dean Foods Company	$34,843	$(58,272)	$92,474	$8,050

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders’
	Common Stock			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	1,081,939	11	(7,193)	—	—	—	(7,182)
Share-based compensation expense	—	—	15,002	—	—	—	15,002
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	94,048	—	—	94,048
Change in fair value of derivative instruments, net of tax benefit of $10,118	—	—	—	—	(15,668)	—	(15,668)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,416	—	—	—	—	15,902	—	15,902
Cumulative translation adjustment	—	—	—	—	(5,888)	—	(5,888)
Pension and other postretirement benefit liability adjustment, net of tax of $2,241	—	—	—	—	4,080	—	4,080

Balance, June 30, 2012	184,827,728	$1,848	$1,094,613	$(898,471)	$(201,094)	$—	$(3,104)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders’
	Common Stock				Accumulated
			Additional Paid-In Capital	Retained	Other Comprehensive	Non- controlling	Total Stockholders’
	Shares	Amount		Earnings	Income (Loss)	Interest	Equity
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,381,086	13	(4,934)	—	—	—	(4,921)
Share-based compensation expense	—	—	16,073	—	—	—	16,073
Capital contribution from non-controlling interest	—	—	—	—	—	4,950	4,950
Net loss attributable to non-controlling interest	—	—	—	—	—	(4,388)	(4,388)
Other comprehensive income (loss):
Net loss attributable to Dean Foods Company	—	—	—	(25,250)	—	—	(25,250)
Change in fair value of derivative instruments, net of tax benefit of $14,194	—	—	—	—	(21,450)	—	(21,450)
Amounts reclassified to income statement related to hedging activities, net of tax of $10,634	—	—	—	—	16,531	—	16,531
Cumulative translation adjustment	—	—	—	—	35,066	—	35,066
Pension and other postretirement liability adjustment, net of tax of $1,671	—	—	—	—	3,153	—	3,153

Balance, June 30, 2011	183,636,420	$1,836	$1,072,392	$557,852	$(113,353)	$15,105	$1,533,832

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$94,048	$(29,638)
Loss on sale of discontinued operations, net of tax	2,458	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		—
Depreciation and amortization	141,558	143,339
Share-based compensation expense	26,945	18,651
(Gain) loss on divestitures and other, net	20,241	(28,002)
Deferred income taxes	29,806	5,737
Other	4,897	132
Changes in operating assets and liabilities:
Receivables	68,649	(28,822)
Inventories	(21,135)	(63,489)
Prepaid expenses and other assets	231	2,923
Accounts payable and accrued expenses	(84,808)	23,461
Income taxes receivable/payable	17,109	34,056
Litigation settlements	(61,325)	101,300

Net cash provided by operating activities	238,674	179,648
Cash flows from investing activities:		—
Payments for property, plant and equipment	(95,506)	(118,754)
Proceeds from insurance and other recoveries	6,352	—
Proceeds from divestitures	—	185,713
Proceeds from sale of fixed assets	10,521	4,685
Other, net	(793)	—

Net cash provided by (used in) investing activities	(79,426)	71,644
Cash flows from financing activities:		—
Repayment of debt	(141,378)	(182,639)
Proceeds from senior secured revolver	1,048,700	1,940,290
Payments for senior secured revolver	(1,031,400)	(1,997,190)
Proceeds from receivables-backed facility	1,629,490	2,462,000
Payments for receivables-backed facility	(1,720,000)	(2,462,000)
Issuance of common stock, net of share repurchases	1,411	3,848
Tax savings on share-based compensation	323	—
Capital contribution from non-controlling interest	—	4,950

Net cash used in financing activities	(212,854)	(230,741)
Effect of exchange rate changes on cash and cash equivalents	(875)	3,249

Increase (decrease) in cash and cash equivalents	(54,481)	23,800
Cash and cash equivalents, beginning of period	114,851	92,007

Cash and cash equivalents, end of period	$60,370	$115,807

See Notes to Condensed Consolidated Financial Statements.

1. General

Nature of Our Business — We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based foods and beverages. We align our leadership teams, operating strategies and supply chain initiatives around our three lines of business: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. Tru Moo®, our healthier, reformulated chocolate milk, is our largest single national brand.

WhiteWave-Alpro manufactures, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally branded premium dairy products, such as Horizon Organic® milk.

Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand.

Basis of Presentation —The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and six months ended June 30, 2012 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture between WhiteWave and Hero Group, which was part of our WhiteWave-Alpro segment. For the three and six months ended and as of June 30, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

In the fourth quarter of 2011, our Chief Executive Officer, who is our chief operating decision maker, changed the way he determines strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments now consist of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflects the divergence between the go-to-market strategies, customer bases and objectives of our businesses and reflects a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offer management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

Recently Issued Accounting Pronouncements —In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. We are currently evaluating the impact this standard will have on our annual indefinite-lived asset impairment testing process.

2. Discontinued Operations and Divestitures

Discontinued Operations

In July 2012, we participated in a global settlement agreement with Spanish authorities and numerous milk industry participants to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. On July 2, 2012, pursuant to the settlement, we paid €4.1 million ($5.2 million) for unpaid milk levies and accrued interest, plus an additional €1.6 million ($2.0 million) in related fees and expenses. For the three and six months ended June 30, 2012, we incurred charges of $4.0 million, which were in addition to amounts previously accrued related to these contingent obligations. The additional charges recorded during the second quarter are included in loss on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

Divestitures

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations. The Mountain High yogurt operations were part of our Fresh Dairy Direct segment, and the private label yogurt operations were part of our Fresh Dairy Direct and Morningstar segments. The divestiture of these operations was completed in the first half of 2011, with all sales proceeds applied towards debt reduction, including the full repayment of the then outstanding 2012 tranche A term loan borrowings.

Additionally, in the first quarter of 2011, we committed to a plan to sell the fluid milk operations at our Fresh Dairy Direct manufacturing facility in Waukesha, Wisconsin (“Waukesha”) as a result of the settlement of the United States Department of Justice (“DOJ”) civil action related to our acquisition of the Consumer Products Division of Foremost Farms USA in April 2009. On September 8, 2011, we completed the sale of our Waukesha facility.

We recorded a net pre-tax gain of $24.9 million and $44.4 million during the three and six months ended June 30, 2011, respectively related to the divestitures and the write-down of our Waukesha operations. The gain was recorded in other operating income in our unaudited Condensed Consolidated Statements of Operations.

3. Inventories

Inventories, net of reserves of $4.2 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively, consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$197,118	$198,579
Finished goods	275,431	253,571

Total	$472,549	$452,150

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	Fresh Dairy Direct	WhiteWave- Alpro	Morningstar	Total
	(In thousands)
Balance at December 31, 2011	$86,841	$762,336	$306,094	$1,155,271
Foreign currency translation	—	(3,419)	—	(3,419)

Balance at June 30, 2012	$86,841	$758,917	$306,094	$1,151,852

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$584,649	$—	$584,649	$586,663	$—	$586,663
Intangible assets with finite lives:
Customer-related and other	131,831	(57,710)	74,121	131,751	(53,652)	78,099
Trademarks	10,564	(5,469)	5,095	10,564	(4,938)	5,626

Total	$727,044	$(63,179)	$663,865	$728,978	$(58,590)	$670,388

(1)	The decrease in the carrying amount of indefinite-lived trademarks between December 31, 2011 and June 30, 2012 is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended June 30, 2012 and 2011 was $2.3 million and $2.6 million, respectively. Amortization expense on finite-lived intangible assets for the six months ended June 30, 2012 and 2011 was $4.6 million and $5.4 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2012	$9.3
2013	9.2
2014	8.6
2015	8.4
2016	8.4

5. Debt

Our outstanding debt as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012			December 31, 2011
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,353,213	2.68	%*	$2,477,160	3.00	%*
Senior notes due 2016	499,062	7.00		498,959	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,252,275			3,376,119
Subsidiary debt obligations:
Senior notes due 2017	129,979	6.90		129,117	6.90
Receivables-backed facility	169,490	1.26	**	260,000	1.31	**
Capital lease obligations and other	291			692
Alpro revolving credit facility	—			—

	299,760			389,809

	3,552,035			3,765,928
Less current portion	(206,817)			(202,539)

Total long-term portion	$3,345,218			$3,563,389

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at June 30, 2012 were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2012	$103,477	$94,450	$8,837		$190
2013	376,166	188,900	17,675		169,591
2014	1,037,226	243,996	676,230		117,000
2015	10,535	—	10,535		—
2016	970,923	—	470,923		500,000
Thereafter	1,066,667	—	524,667	**	542,000

Subtotal	3,564,994	527,346	1,708,867		1,328,781
Less discounts	(12,959)	—	—		(12,959)

Total outstanding debt	$3,552,035	$527,346	$1,708,867		$1,315,822

*	Includes our senior secured revolving credit facility, receivables-backed facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**	The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests as of December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At June 30, 2012, there were outstanding borrowings of $527 million under the term loan A, $1.71 billion under the term loan B and $117 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the six months ended June 30, 2012 was $111.7 million. Letters of credit in the aggregate amount of $1.2 million were issued under the revolving credit facility but undrawn.

As discussed in Note 6, we repatriated approximately €55 million ($71 million) from our foreign operations during the second quarter of 2012 and utilized approximately $70 million of those funds to make a prepayment on the outstanding 2014 tranche A term loan borrowings.

Effective April 2, 2012, pursuant to the terms of our amended and restated credit agreement dated June 30, 2010, the total commitment amount available to us under the senior secured revolving credit facility decreased from $1.5 billion to $1.275 billion, and any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments were reallocated to the remaining portion of the facility. No principal payments are due on these revolving credit facility commitments until April 2, 2014. The amended and restated senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. Our credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

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

The total amount of receivables sold to these entities as of June 30, 2012 was $838.3 million. During the first six months of 2012, we borrowed $1.63 billion and subsequently repaid $1.72 billion under the facility with a remaining drawn balance of $169.5 million at June 30, 2012, excluding letters of credit in the aggregate amount of $245.5 million that were issued but undrawn. Our average daily balance under this facility during the six months ended June 30, 2012 was $239.6 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. Based on this formula, we could borrow up to $599.8 million of the $600 million total commitment amount as of June 30, 2012.

As discussed in Note 11, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. As part of the settlement agreement, on February 21, 2012, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments.

We are currently in compliance with all covenants under our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2012 was $499.1 million.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at June 30, 2012 was $400.0 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at June 30, 2012 was $130.0 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

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

Alpro Revolving Credit Facility —Our Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by Dean Foods Company and various Alpro subsidiaries. Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At June 30, 2012, there were no outstanding borrowings under this facility.

Interest Rate Agreements — See Note 6 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and are fully and unconditionally, joint and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and separately the combined results of the 100%-owned subsidiaries that are not a party to the guarantees. The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture for the three and six months ended June 30, 2011 and as of December 31, 2011, in addition to our receivables securitization subsidiaries.

As disclosed in our 2011 Annual Report on Form 10-K, we have restated the presentation of our condensed guarantor financial information to correct certain errors. Accordingly, the unaudited condensed consolidating financial information for the three and six months ended June 30, 2011 shown below has been restated to properly reflect the investment in and equity earnings of the non-guarantor subsidiaries by certain guarantor subsidiaries in accordance with SEC Regulation S-X, which were previously only presented in the Parent column. We have also restated amounts previously disclosed to (i) properly present the equity in earnings of consolidated subsidiaries in the Parent column which was previously presented in pre-tax income from subsidiaries and non-controlling interest, (ii) properly reflect guarantor subsidiaries’ cash flows from operations which were included in the Parent column and correct the associated intercompany balances, and (iii) properly reflect the allocation of certain deferred income taxes and other current and long-term tax liabilities from the Parent column to the guarantor and non-guarantor subsidiaries columns in the corresponding changes to cash flows from operating and financing activities. These corrections had no impact on consolidated results as previously reported.

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,513	$—	$48,857	$—	$60,370
Receivables, net	895	60,438	814,760	—	876,093
Income tax receivable	3,959	—	35	—	3,994
Inventories	—	443,917	28,632	—	472,549
Intercompany receivables	88,767	4,968,947	—	(5,057,714)	—
Other current assets	32,930	124,549	11,261	—	168,740

Total current assets	138,064	5,597,851	903,545	(5,057,714)	1,581,746
Property, plant and equipment, net	897	1,868,950	173,568	—	2,043,415
Goodwill	—	993,250	158,602	—	1,151,852
Identifiable intangible and other assets, net	107,491	560,628	107,959	—	776,078
Investment in subsidiaries	7,911,599	490,074	—	(8,401,673)	—

Total	$8,158,051	$9,510,753	$1,343,674	$(13,459,387)	$5,553,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$177,971	$924,811	$66,550	$—	$1,169,332
Intercompany payables	4,527,392	—	530,322	(5,057,714)	—
Current portion of debt	206,574	243	—	—	206,817
Current portion of litigation settlements	20,000	—	—	—	20,000

Total current liabilities	4,931,937	925,054	596,872	(5,057,714)	1,396,149
Long-term debt	3,045,700	130,028	169,490	—	3,345,218
Other long-term liabilities	130,842	544,072	87,238	—	762,152
Long-term litigation settlements	52,676	—	—	—	52,676
Stockholders’ equity (deficit):
Total stockholders’ equity (deficit)	(3,104)	7,911,599	490,074	(8,401,673)	(3,104)

Total	$8,158,051	$9,510,753	$1,343,674	$(13,459,387)	$5,553,091

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$6,221	$105,569	$—	$114,851
Receivables, net	104	61,156	884,849	—	946,109
Income tax receivable	24,934	—	26	—	24,960
Inventories	—	426,126	26,024	—	452,150
Intercompany receivables	—	4,821,647	—	(4,821,647)	—
Intercompany note receivable	—	125,000	—	(125,000)	—
Other current assets	44,779	117,952	12,339	—	175,070
Assets held for sale	—	—	3,182	—	3,182

Total current assets	72,878	5,558,102	1,031,989	(4,946,647)	1,716,322
Property, plant and equipment, net	413	1,931,787	182,180	—	2,114,380
Goodwill	—	993,250	162,021	—	1,155,271
Identifiable intangible and other assets, net	69,904	587,442	111,044	—	768,390
Investment in subsidiaries	7,738,221	356,983	—	(8,095,204)	—

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$148,543	$1,012,736	$70,886	$—	$1,232,165
Intercompany payables	4,245,143	—	576,504	(4,821,647)	—
Current portion of debt	202,012	259	268	—	202,539
Intercompany note payable	—	—	125,000	(125,000)	—
Current portion of litigation settlements	60,838	—	—	—	60,838

Total current liabilities	4,656,536	1,012,995	772,658	(4,946,647)	1,495,542
Long-term debt	3,174,107	129,282	260,000	—	3,563,389
Other long-term liabilities	81,171	547,066	92,846	—	721,083
Long-term litigation settlements	73,000	—	—	—	73,000
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit)	(103,398)	7,738,221	356,983	(8,095,204)	(103,398)
Non-controlling interest	—	—	4,747	—	4,747

Total stockholders’ equity (deficit)	(103,398)	7,738,221	361,730	(8,095,204)	(98,651)

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,031,174	$94,330	$—	$3,125,504
Cost of sales	—	2,264,009	56,375	—	2,320,384

Gross profit	—	767,165	37,955	—	805,120
Selling and distribution	—	476,488	21,133	—	497,621
General and administrative	3,217	140,249	9,189	—	152,655
Amortization of intangibles	—	1,977	327	—	2,304
Facility closing and reorganization costs	—	6,532	—	—	6,532
Interest expense	49,513	2,086	2,223	—	53,822
Other (income) expense, net	(4,768)	2,727	90	—	(1,951)

Income (loss) before income taxes and equity in earnings of subsidiaries	(47,962)	137,106	4,993	—	94,137
Income tax expense (benefit)	(19,101)	54,405	210	—	35,514

Income (loss) before equity in earnings of subsidiaries	(28,861)	82,701	4,783	—	58,623
Equity in earnings of consolidated subsidiaries	87,484	4,783	—	(92,267)	—

Income from continuing operations	58,623	87,484	4,783	(92,267)	58,623
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income	56,165	87,484	4,783	(92,267)	56,165
Other comprehensive income (loss), net of tax	(2,366)	139	(19,095)	—	(21,322)

Comprehensive income (loss)	$53,799	$87,623	$(14,312)	$(92,267)	$34,843

	Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended June 30, 2011
	Parent		Guarantor Subsidiaries		Nonguarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$3,199,424	$3,199,424	$99,384	$—	$—	$3,298,808
Cost of sales	—	—	2,478,705	2,478,705	60,542	—	—	2,539,247

Gross profit	—	—	720,719	720,719	38,842	—	—	759,561
Selling and distribution	—	—	469,048	469,048	23,046	—	—	492,094
General and administrative	2,648	2,648	138,320	138,320	12,677	—	—	153,645
Amortization of intangibles	—	—	2,280	2,280	357	—	—	2,637
Facility closing and reorganization costs	—	—	21,226	21,226	—	—	—	21,226
Litigation settlements	131,300	131,300	—	—	—	—	—	131,300
Other operating expense (income)	(800)	(800)	(24,098)	(24,098)	—	—	—	(24,898)
Interest expense	60,244	60,244	3,036	3,036	213	—	—	63,493
Other (income) expense, net	(1,798)	(1,798)	1,968	1,968	(877)	—	—	(707)
Income from subsidiaries	(112,365)	—	—	—	—	112,365	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(79,229)	(191,594)	108,939	108,939	3,426	(112,365)	—	(79,229)
Income tax expense (benefit)	(26,209)	(68,681)	43,108	43,108	(636)	(42,472)	—	(26,209)

Income (loss) before equity in earnings of subsidiaries	(53,020)	(122,913)	65,831	65,831	4,062	(69,893)	—	(53,020)
Equity in earnings of consolidated subsidiaries, net of tax	—	72,400	—	6,569	—	—	(78,969)	—

Net income (loss)	$(53,020)	$(50,513)	$65,831	$72,400	$4,062	$(69,893)	$(78,969)	$(53,020)
Net loss attributable to non-controlling interest	2,507	—	—	—	2,507	2,507	—	2,507

Net income (loss) attributable to Dean Foods Company	(50,513)	(50,513)	65,831	72,400	6,569	(72,400)	(78,969)	(50,513)
Other comprehensive income (loss), net of tax	(15,455)	(15,455)	110	110	7,586	—	—	(7,759)

Comprehensive income (loss) attributable to Dean Foods Company	$(65,968)	$(65,968)	$65,941	$72,510	$14,155	$(72,400)	$(78,969)	$(58,272)

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$6,147,898	$191,700	$—	$6,339,598
Cost of sales	—	4,633,983	112,642	—	4,746,625

Gross profit	—	1,513,915	79,058	—	1,592,973
Selling and distribution	—	953,965	47,891	—	1,001,856
General and administrative	6,097	256,637	19,426	—	282,160
Amortization of intangibles	—	3,931	658	—	4,589
Facility closing and reorganization costs	—	35,354	—	—	35,354
Interest expense	105,896	4,432	4,241	—	114,569
Other (income) expense, net	(7,668)	5,724	547	—	(1,397)

Income (loss) before income taxes and equity in earnings of subsidiaries	(104,325)	253,872	6,295	—	155,842
Income tax expense (benefit)	(40,652)	100,414	(426)	—	59,336

Income (loss) before equity in earnings of subsidiaries	(63,673)	153,458	6,721	—	96,506
Equity in earnings of consolidated subsidiaries	160,179	6,721	—	(166,900)	—

Income from continuing operations	96,506	160,179	6,721	(166,900)	96,506
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income	94,048	160,179	6,721	(166,900)	94,048

Other comprehensive income (loss), net of tax	4,098	271	(5,943)	—	(1,574)

Comprehensive income	$98,146	$160,450	$778	$(166,900)	$92,474

	Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) for the Six Months Ended June 30, 2011
	Parent		Guarantor Subsidiaries		Nonguarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$6,149,284	$6,149,284	$199,378	$—	$—	$6,348,662
Cost of sales	—	—	4,720,140	4,720,140	118,679	—	—	4,838,819

Gross profit	—	—	1,429,144	1,429,144	80,699	—	—	1,509,843
Selling and distribution	—	—	928,067	928,067	49,829	—	—	977,896
General and administrative	5,307	5,307	288,387	288,387	24,613	—	—	318,307
Amortization of intangibles	—	—	4,676	4,676	699	—	—	5,375
Facility closing and reorganization costs	—	—	31,869	31,869	—	—	—	31,869
Litigation settlements	131,300	131,300	—	—	—	—	—	131,300
Other operating expense (income)	(800)	(800)	(43,588)	(43,588)	—	—	—	(44,388)
Interest expense	122,565	122,565	5,824	5,824	374	—	—	128,763
Other (income) expense, net	(4,498)	(4,498)	5,166	5,166	(1,423)	—	—	(755)
Income from subsidiaries	(215,350)	—	—	—	—	215,350	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(38,524)	(253,874)	208,743	208,743	6,607	(215,350)	—	(38,524)
Income tax expense (benefit)	(8,886)	(93,858)	85,585	85,585	(613)	(84,972)	—	(8,886)

Income (loss) before equity in earnings of subsidiaries	(29,638)	(160,016)	123,158	123,158	7,220	(130,378)	—	(29,638)
Equity in earnings of consolidated subsidiaries, net of tax	—	134,766	—	11,608	—	—	(146,374)	—

Net income (loss)	$(29,638)	$(25,250)	$123,158	$134,766	$7,220	$(130,378)	$(146,374)	$(29,638)
Net loss attributable to the non-controlling interest	4,388	—	—	—	4,388	(4,388)	—	4,388

Income (loss) attributable to Dean Foods Company	(25,250)	(25,250)	123,158	134,766	11,608	(134,766)	(146,374)	(25,250)
Other comprehensive income (loss), net of tax	(1,797)	(1,797)	221	221	34,876	—	—	33,300

Comprehensive income (loss) attributable to Dean Foods Company	$(27,047)	$(27,047)	$123,379	$134,987	$46,484	$(134,766)	$(146,374)	$8,050

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(56,677)	$217,157	$78,194	$—	$238,674
Payments for property, plant and equipment	—	(91,554)	(3,952)	—	(95,506)
Proceeds from insurance and other recoveries	—	6,352	—	—	6,352
Proceeds from sale of fixed assets	—	10,521	—	—	10,521
Other, net	—	(275)	(518)	—	(793)
Proceeds from intercompany dividend	—	70,000	—	(70,000)	—

Net cash used in investing activities	—	(4,956)	(4,470)	(70,000)	(79,426)
Repayment of debt	(141,247)	(131)	—	—	(141,378)
Proceeds from senior secured revolver	1,048,700	—	—	—	1,048,700
Payments for senior secured revolver	(1,031,400)	—	—	—	(1,031,400)
Proceeds from receivables-backed facility	—	—	1,629,490	—	1,629,490
Payments for receivables-backed facility	—	—	(1,720,000)	—	(1,720,000)
Issuance of common stock, net of share repurchases	1,411	—	—	—	1,411
Tax savings on share-based compensation	323	—	—	—	323
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Net change in intercompany balances	187,342	(218,291)	30,949	—	—

Net cash provided by (used in) financing activities	65,129	(218,422)	(129,561)	70,000	(212,854)
Effect of exchange rate changes on cash and cash equivalents	—	—	(875)	—	(875)

Increase (decrease) in cash and cash equivalents	8,452	(6,221)	(56,712)	—	(54,481)
Cash and cash equivalents, beginning of period	3,061	6,221	105,569	—	114,851

Cash and cash equivalents, end of period	$11,513	$—	$48,857	$—	$60,370

	Unaudited Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2011
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) operating activities	$107,610	$(35,925)	$104,947	$250,402	$(32,909)	$(34,829)	$179,648
Payments for property, plant and equipment	—	—	(111,975)	(111,975)	(6,779)	(6,779)	(118,754)
Proceeds from divestitures	—	—	185,713	185,713	—	—	185,713
Proceeds from sale of fixed assets	—	—	4,644	4,644	41	41	4,685

Net cash provided by (used in) investing activities	—	—	78,382	78,382	(6,738)	(6,738)	71,644
Repayment of debt	(176,402)	(176,402)	(5,880)	(5,880)	(357)	(357)	(182,639)
Proceeds from senior secured revolver	1,940,290	1,940,290	—	—	—	—	1,940,290
Payments for senior secured revolver	(1,997,190)	(1,997,190)	—	—	—	—	(1,997,190)
Proceeds from receivables-backed facility	—	—	—	—	2,462,000	2,462,000	2,462,000
Payments for receivables-backed facility	—	—	—	—	(2,462,000)	(2,462,000)	(2,462,000)
Issuance of common stock, net of share repurchases	3,848	3,848	—	—	—	—	3,848
Capital contribution from non-controlling interest	—	—	—	—	4,950	4,950	4,950
Net change in intercompany balances	131,218	274,753	(176,506)	(321,961)	45,288	47,208	—

Net cash provided by (used in) financing activities	(98,236)	45,299	(182,386)	(327,841)	49,881	51,801	(230,741)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	3,249	3,249	3,249

Increase in cash and cash equivalents	9,374	9,374	943	943	13,483	13,483	23,800
Cash and cash equivalents, beginning of period	307	307	9,750	9,750	81,950	81,950	92,007

Cash and cash equivalents, end of period	$9,681	$9,681	$10,693	$10, 693	$95,433	$95,433	$115,807

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

The following table summarizes our various interest rate agreements in effect as of June 30, 2012:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
0.415% to 0.418%	December 31, 2012	$500
1.60% to 1.84%	December 31, 2013	800
2.75% to 2.84%	March 31, 2016	200
2.70% to 3.17%	March 31, 2017	650

These swaps are recorded as an asset or liability on our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings as the underlying hedged forecasted transaction affects earnings. Any ineffectiveness in our interest rate hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during the three and six months ended June 30, 2012 and 2011.

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

Commodities — We are exposed to commodity price fluctuations, including milk, non-genetically modified (“non-GMO”) and organic soybeans, butterfat, sweeteners and other commodity costs used in the manufacturing, packaging and distribution of our products, such as natural gas, resin and diesel fuel. To secure adequate supplies of materials and bring greater stability to the cost of ingredients and their related manufacturing, packaging and distribution, we routinely enter into forward purchase contracts and other purchase arrangements with suppliers. Under the forward purchase contracts, we commit to purchasing agreed-upon quantities of ingredients and commodities at agreed-upon prices at specified future dates. The outstanding purchase commitment for these commodities at any point in time typically ranges from one month’s to one year’s anticipated requirements, depending on the ingredient or commodity. These contracts are considered normal purchases.

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. Additionally, from time to time, we enter into derivative contracts, with our approved counterparties, which are designated as hedging instruments against the risk of changes in the fair value of a portion of our butter inventory. These contracts are marked to market at each reporting period and any resulting gains or losses on the derivative instruments, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and six months ended June 30, 2012 and 2011.

Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet.

A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. Additionally, in connection with the repatriation of approximately €55 million from our foreign operations during the second quarter of 2012, we entered into forward contracts to purchase $71 million, to mitigate potential currency fluctuations as we took steps to mobilize the funds. These derivative instruments were not designated as hedging instruments, and changes in fair value of the instruments were recognized immediately in other operating (income) expense in our unaudited Condensed Consolidated Statements of Operations. We recognized a net gain of $3.5 million and $0.6 million related to these instruments during the three months and six months ended June 30, 2012, respectively. These gains were substantially offset by foreign currency losses related to an intercompany note that was repaid as part of the cash repatriation transaction. See the table below for a summary of the foreign currency related financial instruments outstanding at June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$34,582	$38,260
Interest rate swap contracts — noncurrent(2)	—	—	67,368	64,037
Commodities contracts — current(1)	875	93	3,274	2,346
Commodities contracts — noncurrent(2)	155	—	—	—
Foreign currency contracts — current(1)	198	411	—	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	2,548	2,006	2,651	1,530

Total derivatives	$3,776	$2,510	$107,875	$106,173

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and six months ended June 30, 2012 and 2011 were:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Losses on interest rate swap contracts(1)	$9,089	$14,731	$23,085	$31,771
(Gains) losses on commodities contracts(2)	2,116	(3,554)	3,252	(4,606)
Gains on foreign currency contracts(3)	(36)	—	(19)	—

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $34.6 million of hedging activity related to our interest rate swaps, $2.3 million of hedging activity related to our commodities contracts and $0.2 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 is as follows (in thousands):

	Fair Value as of June 30, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$101,950	$—	$101,950	$—
Asset — Commodities contracts	3,578	—	3,423	—
Liability — Commodities contracts	5,925	—	5,925	—
Asset — Foreign currency contracts	198	—	198	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$102,297	$—	$102,297	$—
Asset — Commodities contracts	2,099	—	2,099	—
Liability — Commodities contracts	3,876	—	3,876	—
Asset – Foreign currency contracts	411	—	411	—

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

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$129,979	$148,390	$129,117	$136,853
Dean Foods Company senior notes due 2016	499,062	532,500	498,959	493,750
Dean Foods Company senior notes due 2018	400,000	448,000	400,000	426,000

7. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first six months of 2012:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	19,628,200	$19.27
Granted	2,233,313	12.07
Forfeited and canceled(1)	(3,462,644)	15.84
Exercised	(467,780)	13.16

Options outstanding at June 30, 2012	17,931,089	19.20	5.08	$30,119,728

Options exercisable at June 30, 2012	14,504,127	20.93	4.13	12,367,246

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Six Months Ended June 30
	2012	2011
Expected volatility	44%	41%
Expected dividend yield	0%	0%
Expected option term	5 years	5 years
Risk-free rate of return	0.62% to 0.88%	2.19% to 2.30%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first six months of 2012:

	Employees	Directors	Total
Stock units outstanding at January 1, 2012	2,196,450	102,381	2,298,831
Stock units issued	962,682	45,702	1,008,384
Shares issued upon vesting of stock units	(691,490)	(33,501)	(724,991)
Stock units canceled or forfeited(1)	(603,371)	—	(603,371)

Stock units outstanding at June 30, 2012	1,864,271	114,582	1,978,853

Weighted average grant date fair value	$12.82	$11.19	$12.74

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity during the first six months of 2012:

Units
Outstanding at January 1, 2012	11,855,084
Granted	1,750,000
Converted/paid	—
Forfeited	(1,715,250)

Outstanding at June 30, 2012	11,889,834

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first six months of 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,081,668	$10.36
Granted	894,235	12.07
Converted/paid	(324,488)	10.35
Forfeited	(140,905)	10.59

Outstanding at June 30, 2012	1,510,510	11.35

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30		Six Months Ended June 30
	2012 (1)	2011	2012 (1)	2011
	(In thousands)
Stock Options	$6,459	$2,834	$5,516	$6,196
Stock Units	6,913	4,847	9,486	9,877
Cash Performance Units	3,385	656	3,854	865
Phantom Shares	6,776	1,209	8,089	1,713

Total	$23,533	$9,546	$26,945	$18,651

(1)	During the second quarter of 2012, we recorded additional compensation expense of $12.1million related to employees whose equity-based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service, as a result of amendments to our incentive award agreements that were approved during 2010. The portion of the additional expense pertaining to prior periods was immaterial.

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three and six months ended June 30, 2011 as we incurred a loss for those periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$58,623	$(53,020)	$96,506	$(29,638)
Net loss attributable to non-controlling interest	—	2,507	—	4,388

Income (loss) from continuing operations attributable to Dean Foods Company	$58,623	$(50,513)	$96,506	$(25,250)
Denominator:
Average common shares	184,557,823	183,359,651	184,331,313	183,090,128

Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.31	$(0.28)	$0.52	$(0.14)

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$58,623	$(53,020)	$96,506	$(29,638)
Net loss attributable to non-controlling interest	—	2,507	—	4,388

Income (loss) from continuing operations attributable to Dean Foods Company	$58,623	$(50,513)	$96,506	$(25,250)
Denominator:
Average common shares — basic	184,557,823	183,359,651	184,331,313	183,090,128
Stock option conversion(1)	237,245	—	154,395	—
Stock units(2)	462,656	—	764,484	—

Average common shares — diluted	185,257,724	183,359,651	185,250,192	183,090,128

Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.31	$(0.28)	$0.52	$(0.14)

(1) Anti-dilutive common shares excluded	16,817,667	19,501,731	16,688,459	21,195,988
(2) Anti-dilutive stock units excluded	28,609	1,086,202	5,809	837,809

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,119	$710	$2,245	$1,420
Interest cost	3,628	3,803	7,259	7,606
Expected return on plan assets	(4,401)	(4,241)	(8,803)	(8,482)
Amortizations:
Unrecognized transition obligation	28	28	56	56
Prior service cost	194	191	388	382
Unrecognized net loss	2,918	2,265	5,836	4,530

Net periodic benefit cost	$3,486	$2,756	$6,981	$5,512

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$147	$7	$294	$14
Interest cost	337	190	674	380
Amortizations:
Prior service cost (credit)	6	(16)	12	(32)
Unrecognized net loss	32	124	64	248

Net periodic benefit cost	$522	$305	$1,044	$610

10. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Fresh Dairy Direct:
Closure of facilities(1)	$60	$12,425	$878	$13,505
Functional Realignment(5)	737	—	26,072	—
Organization Optimization Initiative(4)	17	119	—	1,611

Total Fresh Dairy Direct	$814	$12,544	$26,950	$15,116

Morningstar:
Closure of facilities(2)	315	—	3,703	—
Corporate:
Department Realignment(3)	—	(559)	(44)	2,412
Organization Optimization Initiative(4)	139	9,241	(519)	14,341
Functional Realignment(5)	5,264	—	5,264	—

Total Corporate	$5,403	$8,682	$4,701	$16,753

Total	$6,532	$21,226	$35,354	$31,869

(1)	These charges in 2012 and 2011 primarily relate to facility closures in Newport, Kentucky; Baxley, Georgia; and Florence, South Carolina, as well as previously announced closures. We have incurred $55.7 million of charges related to these initiatives to date. We expect to incur additional charges related to Fresh Dairy Direct facility closures of $0.9 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, it is likely that we will close additional facilities in the future.
(2)	These charges in 2012 relate to workforce reduction costs and asset write-downs associated with the closure of our Sulphur Springs, Texas cultured production facility. We expect to incur additional charges related to this facility closure of $0.4 million, related to shutdown and other costs.
(3)	Charges relate to workforce reduction costs associated with a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. The plan was implemented during the fourth quarter of 2010 and resulted in the elimination of approximately 75 positions as each function reorganized its processes in line with peer comparisons and internally developed functional blueprints as approved by an executive operating team. We incurred total charges of $5.4 million related to this initiative and do not expect to incur any additional charges in the future.
(4)	In the first quarter of 2011, we initiated a significant cost reduction program that was incremental to our other ongoing cost-savings initiatives. This initiative was focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions during 2011. The charges recorded during the three and six months ended June 30, 2011 relate to workforce reduction costs associated with the first two tranches of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. We incurred $24.4 million of charges related to this initiative, and we do not expect to incur any material additional charges under this plan going forward.
(5)	During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is incremental to any other prior cost savings initiative. This initiative is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported our Fresh Dairy Direct business. Charges recorded during the three and six months ended June 30, 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $31.3 million under this initiative to date, and we do not expect to incur any material charges in the future related to this plan.

Activity with respect to facility closing and reorganization costs during the six months ended June 30, 2012 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2011	Charges	Payments	Accrued Charges at June 30, 2012
	(In thousands)
Cash charges:
Workforce reduction costs	$5,185	$15,752	$(15,796)	$5,141
Shutdown costs	(41)	1,023	(982)	—
Lease obligations after shutdown	—	2,203	(93)	2,110
Other	3	1,976	(1,876)	103

Subtotal	$5,147	20,954	$(18,747)	$7,354

Noncash charges:
Write-down of assets		14,535
(Gain) loss on sale of related assets		(470)
Other		335

Total charges		$35,354

11. Commitments and Contingencies

Obligations Related to Consolidated Container Company — As of June 30, 2012, we owned an approximately 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Our investment in CCC is accounted for under the equity method of accounting and has been recorded at zero value since 2001 when we determined the investment to be permanently impaired. Vestar Capital Partners sold the business operations of CCC on July 3, 2012. We received proceeds of approximately $56 million as a result of the sale; however, as the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we will incur a cash tax obligation of approximately $90 million, which we expect to pay before the end of the year. During the third quarter of 2012, we recorded a pre-tax gain from the sale of approximately $56 million and additional income tax expense of approximately $68 million, resulting in a net after-tax loss on the sale of the investment of approximately $12 million.

Contingent Obligations Related to Divested Operations — We have divested certain businesses in prior years. In each case, we have retained certain known contingent obligations related to those businesses and/or assumed an obligation to indemnify the purchasers of the businesses for certain unknown contingent liabilities, including environmental liabilities. We believe that we have established adequate reserves, which are immaterial to the financial statements, for potential liabilities and indemnifications related to our divested businesses. Moreover, we do not expect any liability that we may have for these retained liabilities, or any indemnification liability, to materially exceed amounts accrued.

Indemnification Related to Sale of our Iberian Operations — In July 2012, we participated in a global settlement agreement with Spanish authorities and numerous milk industry participants to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. On July 2, 2012, pursuant to the settlement, we paid €4.1 million ($5.2 million) for unpaid milk levies and accrued interest, plus an additional €1.6 million ($2.0 million) in related fees and expenses. For the three and six months ended June 30, 2012, we incurred charges of $4.0 million, which were in addition to amounts previously accrued related to these contingent obligations. The additional charges recorded during the second quarter are included in loss on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

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

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured. These deductibles are $2.0 million per claim for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of June 30, 2012. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

We have entered into various contracts, in the normal course of business, obligating us to purchase minimum quantities of raw materials used in our production and distribution processes, including organic raw milk, diesel fuel and soybeans. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process.

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

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the DFA co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass.

In a separate order entered on October 5, 2011, the Court appointed separate interim counsel for the DFA subclass, and set preliminary deadlines for newly designated interim counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. On December 27, 2011, interim counsel for the putative DFA member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. Dean responded to the motion on January 17, 2012, and did not oppose the motion. On February 14, 2012, the Court granted preliminary approval of the settlement agreement, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. Per the terms of the settlement agreement, on February 21, 2012, we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. We expect to make the first installment payment in June 2013.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. We expect the appeals court to issue a briefing schedule in the very near future.

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

Fresh Dairy Direct is our largest segment with 77 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products, such as TruMoo, our nationally branded healthier, reformulated chocolate milk, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

WhiteWave-Alpro manufactures, develops, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk soy, almond and coconut milks, and Alpro and Provamel soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight and LAND O LAKES; and nationally branded premium dairy products, such as Horizon Organic milk. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various other away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems.

Morningstar is a leading U.S. manufacturer of ESL creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship brand. Morningstar sells its products to a variety of customers, including food distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar currently operates 11 manufacturing facilities domestically and has one of the most extensive manufacturing networks for these products in the United States. Morningstar products are sold by its internal sales force and independent brokers and are delivered through warehouse delivery systems.

During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture between WhiteWave and Hero Group, which was part of our WhiteWave-Alpro segment. For the three and six months ended and as of June 30, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of our investment. We may incur additional charges related to our final settlement with Hero Group.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, foreign exchange gains and losses and write-downs related to the wind-down of our joint venture. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are produced, distributed and sold by Fresh Dairy Direct and Morningstar. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not be equivalent to the terms that would prevail in arm’s length transactions. A portion of our Fresh Dairy Direct products are manufactured by our Morningstar segment. Sales of those products, together with their related costs, are included in the Fresh Dairy Direct segment for reporting purposes.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,207,534	$2,441,550	$4,525,676	$4,676,072
WhiteWave-Alpro	573,152	514,093	1,144,367	1,020,653
Morningstar	344,818	343,165	669,555	651,937

Total	$3,125,504	$3,298,808	$6,339,598	$6,348,662

Intersegment sales:
Fresh Dairy Direct	$12,379	$17,308	$25,760	$34,680
WhiteWave-Alpro	26,292	25,263	55,590	53,048
Morningstar	66,848	79,710	139,412	163,405

Total	$105,519	$122,281	$220,762	$251,133

Operating income (loss):
Fresh Dairy Direct	$125,205	$88,641	$226,401	$174,679
WhiteWave-Alpro	57,695	44,101	118,005	90,192
Morningstar	32,171	27,064	60,921	52,508

Total reportable segment operating income	215,071	159,806	405,327	317,379
Corporate and Other	(62,531)	(48,621)	(100,959)	(109,114)
Facility closing and reorganization costs	(6,532)	(21,226)	(35,354)	(31,869)
Litigation settlement	—	(131,300)	—	(131,300)
Other operating income	—	24,898	—	44,388

Total	$146,008	$(16,443)	$269,014	$89,484

	June 30, 2012	December 31, 2011
	(In thousands)
Assets:
Fresh Dairy Direct	$2,562,173	$2,669,001
WhiteWave-Alpro	2,011,939	2,086,097
Morningstar	673,485	670,870
Corporate	305,494	325,213
Assets held for sale	—	3,182

Total	$5,553,091	$5,754,363

Geographic Information — Net sales and long-lived assets for our domestic and foreign operations are shown in the table below.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(In thousands)
Net sales to external customers:
Domestic	$3,031,173	$3,201,975	$6,147,897	$6,154,781
Foreign	94,331	96,833	191,701	193,881

	June 30, 2012	December 31, 2011
	(In thousands)
Long-lived assets:
Domestic	$3,541,923	$3,594,443
Foreign	429,422	443,598

Significant Customers — Our largest customer accounted for approximately 20% and 19% of our consolidated net sales in the three months ended June 30, 2012 and 2011, respectively, and approximately 20% of our consolidated net sales in both the six months ended June 30, 2012 and 2011. Sales to this customer were included in our Fresh Dairy Direct, WhiteWave-Alpro and Morningstar segments.

13. Subsequent Events

The WhiteWave Foods Company, which is a wholly-owned subsidiary of Dean Foods and which will be comprised of Dean Foods’ WhiteWave-Alpro segment, has filed a registration statement on Form S-1 with the SEC relating to its proposed offering of up to 20 percent of its common stock. Proceeds from the offering, as well as funds raised through a credit facility at The WhiteWave Foods Company, are expected to be applied to reduce Dean Foods’ outstanding debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II – Other Information – Item 1A – Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based foods and beverages. We align our leadership teams, operating strategies, and supply chain initiatives around our three lines of business: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 71% of our consolidated net sales in the three and six months ended June 30, 2012. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield®, Oak Farms® and Tru Moo® as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct has one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by national sales teams.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 18% of our consolidated net sales in the three and six months ended June 30, 2012. WhiteWave-Alpro manufactures, develops, markets and sells a variety of national and international branded plant-based food and beverages, such as Silk® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally branded premium dairy products, such as Horizon Organic® milk. We license the LAND O LAKES name from a third party. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Morningstar – Morningstar’s net sales were approximately 11% of our consolidated net sales in the three and six months ended June 30, 2012. Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. Morningstar’s product offerings include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand. In addition to being sold through retailers for at-home consumption, these products are important ingredients for restaurant menu items such as desserts, soups, and coffee-specialty drinks. Morningstar sells its products to a variety of customers, including foodservice distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar sells its products through its internal sales force and independent brokers.

Recent Developments

Proposed Initial Public Offering of The WhiteWave Foods Company — The WhiteWave Foods Company, which is a wholly-owned subsidiary of Dean Foods and which will be comprised of Dean Foods’ WhiteWave-Alpro segment, has filed a registration statement on Form S-1 with the SEC relating to its proposed initial public offering of up to 20 percent of its common stock. We intend to make a tax-free distribution of our remaining interest in The WhiteWave Foods Company to our stockholders no earlier than 180 days after completion of the proposed offering. However, there can be no assurance as to when the proposed offering or any related distribution or other transaction will be completed, if at all.

Conventional Milk Environment — Conventional milk prices declined in the second quarter of 2012, continuing a trend that began in the fourth quarter of 2011, representing a 10% sequential decline and a 21% decline from year ago levels. We believe the decline in Class I and Class II pricing can be attributed to elevated domestic and international milk production coupled with moderate domestic demand. We expect Class I and Class II prices to continue to increase moderately through the second half of the year, due to rising feed costs resulting from the summer heat and drought conditions in the Midwest.

Competitive Pressures and Consumer Environment — As a result of decreasing conventional milk prices, retailers have restored the margin over milk to be more consistent with historical averages rather than the previous two years when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand market-share has stabilized and our regional brands have competed more effectively during the first half of 2012. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

Throughout the remainder of the year, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow to drive net debt reduction.

Facility Closing and Reorganization Activities — During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We incurred charges of $31.3 million under this initiative in the first half of 2012, primarily related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy.

Additionally, we closed one Morningstar facility during the first half of 2012. We continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we continue to transform our business. See Note 10 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Obligations Related to Consolidated Container Company — As of June 30, 2012, we owned an approximately 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Our investment in CCC is accounted for under the equity method of accounting and has been recorded at zero value since 2001 when we determined the investment to be permanently impaired. Vestar Capital Partners sold the business operations of CCC on July 3, 2012. We received proceeds of approximately $56 million as a result of the sale; however, as the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we will incur a cash tax obligation of approximately $90 million, which we expect to pay before the end of the year. During the third quarter of 2012, we recorded a pre-tax gain from the sale of approximately $56 million and additional income tax expense of approximately $68 million, resulting in a net after-tax loss on the sale of the investment of approximately $12 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended June 30				Six Months Ended June 30
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,125.5	100.0%	$3,298.8	100.0%	$6,339.6	100.0%	$6,348.6	100.0%
Cost of sales	2,320.4	74.2	2,539.2	77.0	4,746.6	74.9	4,838.8	76.2

Gross profit(1)	805.1	25.8	759.6	23.0	1,593.0	25.1	1,509.8	23.8
Operating costs and expenses:
Selling and distribution	497.6	15.9	492.1	14.9	1,001.9	15.8	977.9	15.4
General and administrative	152.7	4.9	153.7	4.7	282.2	4.5	318.3	5.0
Amortization of intangibles	2.3	0.1	2.6	0.1	4.6	0.1	5.3	0.1
Facility closing and reorganization costs	6.5	0.2	21.2	0.6	35.3	0.5	31.9	0.5
Litigation settlement	—	—	131.3	4.0	—	—	131.3	2.1
Other operating income	—	—	(24.9)	(0.8)	—	—	(44.4)	(0.7)

Total operating costs and expenses	659.1	21.1	776.0	23.5	1,324.0	20.9	1,420.3	22.4

Operating income (loss)	$146.0	4.7%	$(16.4)	(0.5)%	$269.0	4.2%	$89.5	1.4%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Three Months Ended June 30
	2012	2011	$ Change	% Change
	(Dollars in millions)
Fresh Dairy Direct	$2,207.5	$2,441.5	$(234.0)	(9.6)%
WhiteWave-Alpro	573.2	514.1	59.1	11.5
Morningstar	344.8	343.2	1.6	0.5

Total	$3,125.5	$3,298.8	$(173.3)	(5.3)%

The change in net sales was due to the following:

	Three Months June 30, 2012 vs Three Months ended June 30, 2011
	Volume	Pricing and Product Mix Changes	Total Change
	(Dollars in millions)
Fresh Dairy Direct	$(55.8)	$(178.2)	$(234.0)
WhiteWave-Alpro	54.5	4.6	59.1
Morningstar	34.1	(32.5)	1.6

Total	$32.8	$(206.1)	$(173.3)

Consolidated net sales decreased $173.3 million, or 5.3%, during the second quarter of 2012, as compared to the second quarter of 2011, primarily due to lower pricing as a result of declining dairy commodity costs in our Fresh Dairy Direct and Morningstar segments, as well as volume declines at our Fresh Dairy Direct segment, partially offset by volume growth in our WhiteWave-Alpro and Morningstar segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $218.8 million, or 8.6%, in the second quarter of 2012, from the second quarter of 2011, primarily due to a more favorable dairy commodity environment.

Operating Costs and Expenses — Our operating expenses decreased $116.9 million, or 15.1%, in the second quarter of 2012, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $5.5 million primarily driven by increased marketing spending in support of new product innovation in our WhiteWave-Alpro segment, as well as continued increases in freight and fuel costs across all segments driven by increased sales volumes and higher fuel prices. These increases were partially offset by cost savings initiatives. We expect these costs to remain elevated throughout 2012.

•

Net facility closing and reorganization costs decreased $14.7 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Litigation settlements decreased $131.3 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Tennessee dairy farmer actions settlement.

•

Other operating income decreased $24.9 million as a result of the second quarter 2011 net pre-tax gain on the sale of our private label yogurt operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Interest expense decreased to $53.8 million in the second quarter of 2012 from $63.5 million in the second quarter of 2011 due to lower overall average debt balances, as well as the expiration of $1.25 billion notional amount of fixed interest rate hedges at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective tax expense rate of 37.7% in the second quarter of 2012 compared to a 33.1% effective tax benefit rate in the second quarter of 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the second quarter of 2011, the relative profitability of our foreign operations increased our tax benefit rate while changes in certain state tax laws decreased our tax benefit rate.

Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011 — Results by Segment

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

	Three Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,207.5	100.0%	$2,441.5	100.0%
Cost of sales	1,675.6	75.9	1,918.1	78.6

Gross profit	531.9	24.1	523.4	21.4
Operating costs and expenses	406.7	18.4	434.7	17.8

Total segment operating income	$125.2	5.7%	$88.7	3.6%

Net Sales — Fresh Dairy Direct’s net sales decreased $234.0 million, or 9.6%, during the second quarter of 2012 versus the second quarter of 2011 primarily due to lower pricing as a result of declining commodity costs and a 1.2% decrease in our fresh fluid milk volumes, which accounts for approximately 75% of our total volume at Fresh Dairy Direct. Additionally, we experienced volume declines in our cultured dairy and ice cream products, as well as volume declines related to the 2011 divestiture of our Waukesha fluid milk operations.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the second quarter of 2012 compared to the second quarter of 2011:

	Three Months Ended June 30*
	2012	2011	% Change
Class I mover(1)	$15.58	$19.83	(21.4)%
Class I raw skim milk mover(1)(2)	10.69	12.42	(13.9)
Class I butterfat mover(2)(3)	1.51	2.24	(32.6)
Class II raw skim milk minimum(1)(4)	10.33	13.01	(20.6)
Class II butterfat minimum(3)(4)	1.51	2.28	(33.8)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased by 12.6% in the second quarter of 2012 over the comparable prior year period, substantially due to lower commodity costs. Conventional milk prices declined in the second quarter of 2012, continuing a trend that began in the fourth quarter of 2011, representing a 10% sequential decline and an over 20% decline from year ago levels.

Gross Profit — Fresh Dairy Direct’s gross profit percentage increased to 24.1% in the second quarter of 2012 as compared to 21.4% in the second quarter of 2011. Gross profit improved as a result of effective price realization.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by 6.4% in the second quarter of 2012, compared to the second quarter of 2011. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $15.6 million, driven by decreased freight costs, as a result of lower sales volumes, lower self-insurance reserves due to improved safety records, our cost-savings initiatives and lower personnel-related costs. These decreases were partially offset by higher fuel costs. We expect fuel costs to remain elevated throughout 2012.

•	General and administrative costs decreased by $12.1 million, primarily driven by our headcount reductions in the first quarter of 2012.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Three Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$573.2	100.0%	$514.1	100.0%
Cost of sales	361.5	63.0	332.5	64.7

Gross profit	211.7	37.0	181.6	35.3
Operating costs and expenses	154.0	26.9	137.5	26.7

Total segment operating income	$57.7	10.1%	$44.1	8.6%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $59.1 million, or 11.5%, in the second quarter of 2012 compared to the same quarter of 2011. This increase was principally driven by strong volume growth in our Coffee Creamers and Beverages and Plant Based Food and Beverage portfolios, coupled with price increases across our Premium Dairy products in response to the rising cost of organic milk. Sales for our Coffee Creamers and Beverages and our Plant Based Food and Beverage portfolios increased in the low twenties compared to the same quarter of 2011. This growth is due to category growth, product innovation and increased marketing investments, primarily in support of Silk almond milk and International Delight Iced Coffee. Sales for our Premium Dairy portfolio of products increased mid single-digits compared to the first quarter of 2011. Sales of our Alpro business increased in the mid single-digits on a Euro basis, driven by a combination of volume growth, higher prices and a favorable mix of products sold. Net sales growth at Alpro was softened by the challenging economic environment in Southern Europe.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 8.7% in the second quarter of 2012 from the second quarter of 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, partially offset by cost reduction initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit percentage increased to 37.0% in the second quarter of 2012 as compared to 35.3% in the second quarter of 2011, driven by higher pricing and favorable mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by $16.5 million during the second quarter of 2012 from the second quarter of 2011. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $18.1 million, driven by higher volume, elevated fuel costs and increased marketing investments in support of new-product innovation. We expect these costs to remain elevated throughout 2012. These increases were partially offset by a $3.0 million decrease as a result of the shutdown of our Hero Joint Venture in the first quarter of 2012.

•	General and administrative costs decreased by $1.6 million, primarily driven by lower personnel-related costs and the shutdown of our Hero joint venture in the first quarter of 2012.

Morningstar

The key performance indicator of Morningstar is volume growth in categories, which is realized within gross profit.

	Three Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$344.8	100.0%	$343.2	100.0%
Cost of sales	283.0	82.1	288.5	84.1

Gross profit	61.8	17.9	54.7	15.9
Operating costs and expenses	29.6	8.6	27.7	8.1

Total segment operating income	$32.2	9.3%	$27.0	7.8%

Net Sales — Morningstar’s net sales increased $1.6 million, or 0.5%, in the second quarter of 2012 compared to the same quarter of 2011, primarily due to volume increases across our portfolio of products, partially offset by the pass through of lower commodity costs.

Morningstar generally increases or decreases the prices of its dairy products on a monthly basis in correlation to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for the second quarter of 2012 compared to the second quarter of 2011:

	Three Months Ended June 30*
	2012	2011	% Change
Grade AA butter(1)	$1.41	$2.06	(31.6)%
Class II butterfat minimum(1)(2)	1.51	2.28	(33.8)
Class II raw skim milk minimum(2)(3)	10.33	13.01	(20.6)

*	The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales decreased by 1.9% in the second quarter of 2012, substantially due to declining commodity costs, partially offset by higher sales volumes.

Gross Profit — Morningstar’s gross profit grew 13.0% and gross profit percentage increased to 17.9% in the second quarter of 2012 as compared to 15.9% in the second quarter of 2011. This increase is due to volume growth and improved operational productivity as a result of our cost-savings initiatives, as well as declining commodity costs.

Operating Costs and Expenses — Morningstar’s operating costs and expenses increased by 6.9% in the second quarter of 2012, compared to the second quarter of 2011 are due to a $2.8 million increase in selling and distribution costs, primarily related to increased marketing spend and higher freight costs, which is due to volume increases and higher fuel prices. We expect these costs to remain elevated throughout 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Six Months Ended June 30
	2012	2011	$ Change	% Change
	(Dollars in millions)
Fresh Dairy Direct	$4,525.7	$4,676.0	$(150.3)	(3.2)%
WhiteWave-Alpro	1,144.4	1,020.7	123.7	12.1
Morningstar	669.5	652.0	17.5	2.7

Total	$6,339.6	$6,348.7	$(9.1)	(0.1)%

The change in net sales was due to the following:

	Six months ended June 30, 2012 vs Six months ended June 30, 2011
	Volume	Pricing and Product Mix Changes	Total Change
	(Dollars in millions)
Fresh Dairy Direct	$(71.8)	$(78.5)	$(150.3)
WhiteWave-Alpro	99.0	24.7	123.7
Morningstar	34.2	(16.7)	17.5

Total	$61.4	$(70.5)	$(9.1)

Consolidated net sales decreased $9.1 million, or 0.1%, during the first six months of 2012, as compared to the first six months of 2011, primarily due to lower volumes at our Fresh Dairy Direct segment, as well as lower pricing as a result of declining dairy commodity costs, partially offset by volume growth in our WhiteWave-Alpro and Morningstar segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $92.2 million, or 1.9%, in the first half of 2012, from the first half of 2011, primarily due to a more favorable dairy commodity environment.

Operating Costs and Expenses — Our operating expenses decreased $96.3 million, or 6.8%, in the first half of 2012, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $24.0 million primarily driven by increased marketing spending in support of new product innovation in our WhiteWave-Alpro segment, as well as continued increases in freight and fuel costs across all segments driven by increased sales volumes and higher fuel prices, partially offset by cost savings initiatives. We expect these costs to remain elevated throughout 2012.

•

General and administrative costs decreased $36.1 million primarily driven by lower personnel-related costs, as a result of our headcount reduction in the first quarter of 2012, and reduced professional and consulting fees, as a result of our cost savings initiatives.

•

Net facility closing and reorganization costs increased $3.4 million. See Note 10 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Litigation settlements decreased $131.3 million. See Note 11 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Tennessee dairy farmer actions settlement.

•

Other operating income decreased $44.4 million as a result of the net pre-tax gain recognized in the first half of 2011 related to the sale of our Mountain High and private label yogurt operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information about our divestitures.

Other (Income) Expense — Interest expense decreased to $114.6 million in the first six months of 2012 from $128.8 million in the first six months of 2011 due to lower overall average debt, as well as the expiration of $1.25 billion notional amount of fixed interest rate hedges at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective tax expense rate of 38.1% in the first half of 2012 compared to a 23.1% effective tax benefit rate in the first half of 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first six months of 2011, the impact of changes in certain state tax laws on comparatively lower income (loss) from continuing operations before income taxes decreased our tax benefit rate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011 — Results by Segment

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

	Six Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$4,525.7	100.0%	$4,676.0	100.0%
Cost of sales	3,471.9	76.7	3,636.5	77.8

Gross profit	1,053.8	23.3	1,039.5	22.2
Operating costs and expenses	827.4	18.3	864.8	18.5

Total segment operating income	$226.4	5.0%	$174.7	3.7%

Net Sales — Fresh Dairy Direct’s net sales decreased $150.3 million, or 3.2%, during the first half of 2012 versus the first half of 2011 primarily due to lower pricing as a result of declining commodity costs and volume decreases. While our fresh fluid milk volumes were flat compared to the first half of 2011, we experienced volume declines in our cultured dairy products, as well as volume declines related to the 2011 divestiture of our Waukesha fluid milk operations.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first six months of 2012 compared to the first six months of 2011:

	Six Months Ended June 30*
	2012	2011	% Change
Class I mover(1)	$16.48	$18.14	(9.2)%
Class I raw skim milk mover(1)(2)	11.27	11.11	1.4
Class I butterfat mover(2)(3)	1.60	2.12	(24.5)
Class II raw skim milk minimum(1)(4)	11.08	11.76	(5.8)
Class II butterfat minimum(3)(4)	1.56	2.25	(30.7)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased by 4.5% in the first six months of 2012 over the comparable prior year period, substantially due to lower commodity costs. Conventional milk prices declined in the second quarter of 2012, continuing a trend that began in the fourth quarter of 2011, representing a 10% sequential decline and an over 20% decline from year ago levels.

Gross Profit — Fresh Dairy Direct’s gross profit percentage increased to 23.3% in the first half of 2012 as compared to 22.2% in the first half of 2011. Gross profit improved as a result of effective price realization.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by 4.3% in the first six months of 2012, compared to the first six months of 2011. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $12.6 million, driven by decreased freight costs and lower personnel-related costs, partially offset by higher fuel costs. We expect these costs to remain elevated throughout 2012.

•	General and administrative costs decreased by $24.1 million, primarily driven by our headcount reductions in the first quarter of 2012.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are sales volumes, net sales dollars, gross profit and operating income.

	Six Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,144.4	100.0%	$1,020.7	100.0%
Cost of sales	722.5	63.1	657.9	64.5

Gross profit	421.9	36.9	362.8	35.5
Operating costs and expenses	303.9	26.6	272.6	26.7

Total segment operating income	$118.0	10.3%	$90.2	8.8%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $123.7 million, or 12.1%, in the first half of 2012 compared to the same period of 2011, driven by strong volume growth in our Coffee Creamers and Beverages and Plant Based Food and Beverage portfolios. Sales for our Coffee Creamers and Beverages and Plant Based Food and Beverage portfolio of products increased in the low twenties compared to the first half of 2011. This growth is due to category growth, product innovation and increased marketing investments, primarily in support of Silk almond milk and International Delight Iced Coffee. Sales for our Premium Dairy portfolio of products increased mid single-digits compared to the first half of 2011. Sales of our Alpro business increased in the low single-digits on a Euro basis, driven by modest volume growth, higher pricing and a favorable mix of products sold. Net sales growth at Alpro was softened by the challenging economic environment in Southern Europe.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 9.8% in the first six months of 2012 from the first six months of 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, as well as start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by cost reduction initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit percentage increased to 36.9% in the first half of 2012 as compared to 35.5% in the first half of 2011, driven by higher pricing and favorable mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by $31.3 million during the first half of 2012 from the comparable prior year period. Significant changes to operating costs and expenses are due to a $33.0 million increase in selling and distribution costs, driven by higher volumes, elevated fuel costs and increased marketing investments in support of new-product innovation. These increases were partially offset by a $7.4 million decrease in operating costs as a result of the shutdown of our Hero joint venture in the first quarter of 2012.

Morningstar

The key performance indicator of Morningstar is volume growth in categories, which is realized within gross profit.

	Six Months Ended June 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$669.5	100.0%	$652.0	100.0%
Cost of sales	551.9	82.4	544.1	83.5

Gross profit	117.6	17.6	107.9	16.5
Operating costs and expenses	56.7	8.5	55.4	8.5

Total segment operating income	$60.9	9.1%	$52.5	8.0%

Net Sales — Morningstar’s net sales increased $17.5 million, or 2.7%, in the first half of 2012 compared to the corresponding prior year period, primarily due to volume increases across our product categories, particularly within our extended shelf life products. Total volume increases were partially offset by the divestiture of our private label yogurt operations in 2011, which had historically accounted for approximately 15% of Morningstar’s total volume, and the pass through of lower commodity costs.

Morningstar generally increases or decreases the prices of its dairy products on a monthly basis in correlation to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for the first half of 2012 compared to the first half of 2011:

	Six Months Ended June 30*
	2012	2011	% Change
Grade AA butter(1)	$1.46	$2.06	(29.1)%
Class II butterfat minimum(1)(2)	1.56	2.25	(30.7)
Class II raw skim milk minimum(2)(3)	11.08	11.76	(5.8)

*	The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales increased by 1.5% in the first half of 2012, substantially due to higher volumes, partially offset by declining commodity costs.

Gross Profit —Morningstar’s gross profit grew 9.0% and gross profit percentage increased to 17.6% in the first half of 2012 as compared to 16.5% in the first half of 2011, primarily due to volume growth and improved operational productivity as a result of our cost-saving initiatives, as well as lower commodity costs.

Operating Costs and Expenses — Morningstar’s operating costs and expenses increased by 2.3% in the first six months of 2012, compared to the first six months of 2011. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $3.6 million, driven by increased freight costs, as a result of volume increases and rising fuel prices. We expect freight costs to remain elevated throughout 2012.

•	General and administrative costs decreased by $2.3 million as a result of our cost-savings initiatives.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.275 billion senior secured revolving credit facility and our $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures, working capital needs, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Such transactions may require cash expenditures or generate proceeds.

As of June 30, 2012, $48.4 million of our total cash on hand of $60.4 million was attributable to our foreign operations. As discussed in Note 5 to our unaudited Condensed Consolidated Financial Statements, approximately $71 million of foreign cash was repatriated during the second quarter of 2012, and although not required under the terms of our senior secured credit facility, we utilized these funds to prepay approximately $70 million of our outstanding 2014 tranche A term loan borrowings. We currently anticipate that the cash attributable to our foreign operations will remain in these foreign jurisdictions.

At June 30, 2012, we had $3.6 billion of outstanding debt obligations, cash on hand of $60.4 million and an additional $1.34 billion of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at June 30, 2012 was 3.96 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.50 times as of June 30, 2012 and decreases to 5.25 times as of March 31, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at June 30, 2012 was 2.79 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.75 times as of June 30, 2012 and decreases to 3.50 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated

EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at June 30, 2012 was 4.01 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.75 times as of June 30, 2012 and increases to 3.00 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

We are currently in compliance with all covenants in our credit agreements, and based on our internal projections we expect to maintain such compliance for the foreseeable future.

At June 30, 2012, $1.16 billion was available under the senior secured revolving credit facility, with $185.0 million also available under the receivables-backed facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. At July 27, 2012, approximately $1.4 billion, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the senior secured revolving credit facility and receivables-backed facility.

As described above, on August 7, 2012, The WhiteWave Foods Company, a wholly-owned subsidiary of Dean Foods, filed a Registration Statement on Form S-1 with the SEC relating to its proposed initial public offering. If the proposed offering is completed, we expect that The WhiteWave Foods Company will distribute (or otherwise pay) to us the net proceeds of the proposed offering, and the net proceeds from an $800 to $925 million credit facility expected to be entered into by The WhiteWave Foods Company, and that we will use such funds to repay a portion of the outstanding balance of our senior secured credit facility. However, there can be no assurance as to when the proposed offering or any related distribution or other transaction will be completed, if at all.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30
	2012	2011	Change
	(In thousands)
Net cash flows from:
Operating activities	$238,674	$179,648	$59,026
Investing activities	(79,426)	71,644	(151,070)
Financing activities	(212,854)	(230,741)	17,887
Effect of exchange rate changes on cash and cash equivalents	(875)	3,249	(4,124)

Net increase (decrease) in cash and cash equivalents	$(54,481)	$23,800	$(78,281)

Operating Activities

Operating cash flows increased in the first half of the year compared to the same prior year period due to the impact of higher net income and improved working capital, driven primarily by the decrease in commodity costs in 2012. The June 30, 2011 operating cash flows benefited from the receipt of a $62.4 million federal income tax refund in April 2011.

Investing Activities

Net cash flows from investing activities decreased during the first half of 2012, primarily due to cash proceeds from the sale of our Mountain High and private label yogurt operations and a trademark, driving net cash inflows from investing activities in the first half of 2011 that we did not have in the first half of 2012. See Note 2 to our unaudited Condensed Consolidated Financial Statements for more information regarding divestitures. These decreases were partially offset by lower capital expenditures in the first half of 2012 as compared to the first half of 2011, primarily the result of a planned decline in our capital spending in 2012. This decline reflects the recent change in our company-wide strategy and how we have deployed our strategic capital to the value-added segments of our business and to those initiatives that yield higher returns over shorter time frames.

Financing Activities

Net cash used in financing activities decreased during the first half of 2012 primarily due to a net repayment of debt of approximately $215 million in the first half of 2012, compared to a net repayment of debt of approximately $240 million in the first half of 2011.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2011 Annual Report on Form 10-K.

During the second quarter of 2012, we repatriated approximately €55 million ($71 million) from our foreign operations and utilized those funds to prepay approximately $70 million of our outstanding 2014 tranche A term loan borrowings.

As of June 30, 2012, we owned an approximately 25% non-controlling interest, on a fully diluted basis, in CCC, one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components. Vestar Capital Partners, an unaffiliated entity, controls CCC through a majority ownership interest. Our investment in CCC is accounted for under the equity method of accounting and has been recorded at zero value since 2001 when we determined the investment to be permanently impaired. Vestar Capital Partners sold the business operations of CCC on July 3, 2012. We received proceeds of approximately $56 million as a result of the sale; however, as the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we will incur a cash tax obligation of approximately $90 million, which we expect to pay before the end of the year. During the third quarter of 2012, we recorded a pre-tax gain from the sale of approximately $56 million and additional income tax expense of approximately $68 million, resulting in a net after-tax loss on the sale of the investment of approximately $12 million.

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

Future Capital Requirements

During 2012, we intend to invest a total of approximately $250 million to $265 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect cash interest to be approximately $205 million to $208 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $14 million and imputed interest of approximately $3 million related to the Tennessee dairy farmer action litigation settlement discussed in Note 11 to our unaudited Condensed Consolidated Financial Statements. As of June 30, 2012, the portion of our long-term debt due within the next 12 months totals approximately $207 million. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured revolving credit facility and our receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

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

Conventional milk prices declined in the second quarter of 2012, continuing a trend that began in the fourth quarter of 2011, representing a 10% sequential decline and a 21% decline from year ago levels. We believe the decline in Class I and Class II pricing can be attributed to elevated domestic and international milk production coupled with moderate domestic demand. We expect Class I and Class II prices to continue to increase moderately through the back half of the year, due to rising feed costs resulting from the summer heat and drought conditions in the Midwest.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently work with more than 600 dairy farmers across the United States and purchase approximately 93% of our organic raw milk from this network. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The organic dairy industry regularly experiences significant swings in supply and demand based on consumer economic factors. Retail price increases on private label products generally lag that of branded products, causing retail price gaps to expand. Such gaps can create challenges where increasing costs of food and energy drive up the cost of organic milk faster than retail prices can be increased. Organic milk production was higher than anticipated during the first half of 2012 due to a mild winter, but we expect supply constraints to continue throughout 2012, which may continue to pressure our costs and impact our volume sales of organic milk. We continue to take proactive steps to manage our organic raw milk supply to ensure we are able to maintain our leading position in the premium dairy category.

Soybeans and Almonds — The primary raw materials used in our plant-based products are non–Genetically Modified Organism (“non-GMO”) soybeans, organic soybeans and almonds. In 2011, we committed to using only soybeans that have been certified as non-GMO by an independent party in our non-organic products. Both soybeans and almonds are generally available from several suppliers and we are not dependent on any single supplier for these raw materials. We have sourced the needed supply of non-GMO and organic soybeans needed for production for the rest of the year and do not anticipate that the heat and drought conditions in the Mid-west will have a near term impact on the cost of this raw material.

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

Competitive Environment

As a result of decreasing conventional milk prices, retailers have restored the margin over milk to be more consistent with historical averages rather than the previous two years when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand market-share has stabilized and our regional brands have competed more effectively during the first half of 2012. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite ongoing challenges to our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

Throughout the remainder of the year, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs. We remain focused on sustaining positive cash flow to drive net debt reduction.

Tax Rate

Income tax expense was recorded at an effective tax expense rate of 38.1% in the first six months of 2012 compared to an effective tax benefit rate of 23.1% in the first six months of 2011. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates. We expect our third quarter 2012 and full-year 2012 tax rates to be negatively impacted due to the sale of our interest in Consolidated Container Company on July 3, 2012 and the related difference in basis calculation as described in Note 11 to our unaudited Condensed Consolidated Financial Statements.

See “Part II – Other Information – Item 1A – Risk Factors” in this Form 10-Q and “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Statement Regarding The WhiteWave Foods Company Registration Statement

A registration statement relating to the securities of The WhiteWave Foods Company has been filed with the SEC but has not yet become effective. These securities may not be sold nor may offers to buy be accepted before the time the registration statement becomes effective. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor will there be any sale of the securities in any state or jurisdiction in which such an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of June 30, 2012.

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

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. The dairy farmer plaintiffs that were decertified from the class are, or were, members of the Dairy Farmers of America (“DFA”) co-operative. On August 1, 2011, the plaintiffs filed a motion asking the Court to re-consider its decertification order. The Court denied that motion on August 19, 2011. In order to pursue a final and certain resolution consistent with the terms of the settlement agreement, we filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, defer associated deadlines related to the settlement, and clarify the role of class counsel in light of the Court’s decertification order. The motion was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass.

In a separate order entered on October 5, 2011, the Court appointed separate interim counsel for the DFA subclass, and set preliminary deadlines for newly designated interim counsel to submit any motion for certification of a DFA subclass for settlement purposes and any motion to preliminarily approve the July 12, 2011 settlement agreement. On December 27, 2011, interim counsel for the putative DFA member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. Dean responded to the motion on January 17, 2012, and did not oppose the motion. On February 14, 2012, the Court granted preliminary approval of the settlement agreement, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. Per the terms of the settlement agreement, on February 21, 2012, we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. We expect to make the first installment payment in June 2013.

In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts, and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. We expect the appeals court to issue a briefing schedule in the very near future.

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

There have been no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K, other than as set forth below:

Strategic Risks

We may experience disruptions to our business in connection with the proposed initial public offering by our subsidiary The WhiteWave Foods Company.

On August 7, 2012, The WhiteWave Foods Company, a wholly-owned subsidiary of Dean Foods, filed a Registration Statement on Form S-1 with the SEC relating to its proposed initial public offering. In connection with the proposed offering or any related distribution or other action:

•

our stock price could fluctuate significantly in response to developments relating to the proposed offering or any related distribution or other action or market speculation regarding the proposed offering or any related distribution or other transaction;

•	our financial results may be harmed, and our ability to execute effectively upon our business plans may be affected adversely, because of the competing demands on management’s time and attention;

•	we may not achieve our desired tax treatment of the proposed offering or any related distribution or other transaction;

•

we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

•	we may incur substantial increases in general and administrative expense associated with the need to retain and compensate third party consultants and advisors (including legal counsel); and

•	we may encounter difficulties in maintaining relationships or arrangements with customers, key suppliers, and other parties.

In addition, there can be no assurance as to when the proposed offering or any related distribution or transaction will be completed, if at all.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation (filed herewith).

3.2	Certificate of Amendment of Restated Certificate of Incorporation (filed herewith).

3.3	Amended and Restated Bylaws of Dean Foods Company, as adopted on May 17, 2012 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed May 17, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

101.INS XBRL Instance Document(1).

101.SCH XBRL Taxonomy Extension Schema Document(1).

101.CAL XBRL Taxonomy Calculation Linkbase Document(1).

101.DEF XBRL Taxonomy Extension Definition Linkbase Document(1).

101.LAB XBRL Taxonomy Label Linkbase Document(1).

101.PRE XBRL Taxonomy Presentation Linkbase Document(1).

(1)	Filed electronically herewith.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN FOODS COMPANY

/s/ SCOTT K. VOPNI
Scott K. Vopni
Senior Vice President and Chief Accounting Officer

August 7, 2012