Form 10-Q
period 2012-09-30
DEAN FOODS CO
filed 2012-11-08
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 26, 2012, the number of shares outstanding of each class of common stock was: 185,233,098

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$69,775	$114,851
Receivables, net	946,764	946,109
Income tax receivable	—	24,960
Inventories	504,764	452,150
Deferred income taxes	93,713	109,475
Prepaid expenses and other current assets	69,904	65,595
Assets held for sale	—	3,182

Total current assets	1,684,920	1,716,322
Property, plant and equipment, net	2,037,386	2,114,380
Goodwill	1,154,440	1,155,271
Deferred income taxes	23,177	—
Identifiable intangible and other assets, net	750,037	768,390

Total	$5,649,960	$5,754,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,248,988	$1,232,165
Current portion of debt	206,695	202,539
Income taxes payable	68,817	—
Current portion of litigation settlements	20,000	60,838

Total current liabilities	1,544,500	1,495,542
Long-term debt	3,244,423	3,563,389
Deferred income taxes	325,768	292,539
Other long-term liabilities	431,502	428,544
Long-term litigation settlements	53,194	73,000
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit):
Preferred stock, none issued	—	—
Common stock, 185,164,891 and 183,745,789 shares issued and outstanding, with a par value of $0.01 per share	1,852	1,837
Additional paid-in capital	1,100,591	1,086,804
Accumulated deficit	(862,030)	(992,519)
Accumulated other comprehensive loss	(189,840)	(199,520)

Total Dean Foods Company stockholders’ equity (deficit)	50,573	(103,398)
Non-controlling interest	—	4,747

Total stockholders’ equity (deficit)	50,573	(98,651)

Total	$5,649,960	$5,754,363

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net sales	$3,143,252	$3,410,797	$9,482,850	$9,759,459
Cost of sales	2,361,495	2,669,532	7,108,120	7,508,351

Gross profit	781,757	741,265	2,374,730	2,251,108
Operating costs and expenses:
Selling and distribution	502,710	498,682	1,504,566	1,476,578
General and administrative	145,404	148,191	427,564	466,498
Amortization of intangibles	2,299	2,584	6,888	7,959
Facility closing and reorganization costs	5,996	10,283	41,350	42,152
Litigation settlements	—	—	—	131,300
Goodwill impairment	—	1,926,000	—	1,926,000
Other operating (income) expense	(56,339)	27,827	(56,339)	(16,561)

Total operating costs and expenses	600,070	2,613,567	1,924,029	4,033,926

Operating income (loss)	181,687	(1,872,302)	450,701	(1,782,818)
Other (income) expense:
Interest expense	52,259	62,873	166,828	191,636
Other (income) expense, net	484	(414)	(913)	(1,169)

Total other expense	52,743	62,459	165,915	190,467

Income (loss) from continuing operations before income taxes	128,944	(1,934,761)	284,786	(1,973,285)
Income tax expense (benefit)	92,503	(379,111)	151,839	(387,997)

Income (loss) from continuing operations	36,441	(1,555,650)	132,947	(1,585,288)
Gain (loss) on sale of discontinued operations, net of tax	—	3,616	(2,458)	3,616

Net income (loss)	36,441	(1,552,034)	130,489	(1,581,672)
Net loss attributable to non-controlling interest	—	11,537	—	15,925

Net income (loss) attributable to Dean Foods Company	$36,441	$(1,540,497)	$130,489	$(1,565,747)

Average common shares:
Basic	184,990,229	183,649,597	184,552,582	183,278,667
Diluted	186,301,013	183,649,597	185,606,630	183,278,667
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.20	$(8.41)	$0.72	$(8.56)
Income (loss) from discontinued operations attributable to Dean Foods Company	0.00	0.02	(0.01)	0.02

Net income (loss) attributable to Dean Foods Company	$0.20	$(8.39)	$0.71	$(8.54)

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.20	$(8.41)	$0.71	$(8.56)
Income (loss) from discontinued operations attributable to Dean Foods Company	0.00	0.02	(0.01)	0.02

Net income (loss) attributable to Dean Foods Company	$0.20	$(8.39)	$0.70	$(8.54)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income (loss)	$36,441	$(1,552,034)	$130,489	$(1,581,672)
Other comprehensive income (loss):
Cumulative translation adjustment	8,345	(26,948)	2,457	8,118
Net change in fair value of derivative instruments, net of tax	1,024	(22,774)	1,258	(27,693)
Net pension and other postretirement liability adjustment, net of tax	1,885	1,647	5,965	4,800

Other comprehensive income (loss)	11,254	(48,075)	9,680	(14,775)

Comprehensive income (loss)	47,695	(1,600,109)	140,169	(1,596,447)
Comprehensive loss attributable to non-controlling interest	—	11,537	—	15,925

Comprehensive income (loss) attributable to Dean Foods Company	$47,695	$(1,588,572)	$140,169	$(1,580,522)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders’ Equity (Deficit)
	Common Stock			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	1,419,102	15	(6,846)	—	—	—	(6,831)
Share-based compensation expense	—	—	20,633	—	—	—	20,633
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	130,489	—	—	130,489
Change in fair value of derivative instruments, net of tax benefit of $13,768	—	—	—	—	(21,448)	—	(21,448)
Amounts reclassified to income statement related to hedging activities, net of tax of $14,712	—	—	—	—	22,706	—	22,706
Cumulative translation adjustment	—	—	—	—	2,457	—	2,457
Pension and other postretirement benefit liability adjustment, net of tax of $3,442	—	—	—	—	5,965	—	5,965

Balance, September 30, 2012	185,164,891	$1,852	$1,100,591	$(862,030)	$(189,840)	$—	$50,573

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders’ Equity (Deficit)
	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Additional Paid-In Capital
Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,431,550	14	(5,923)	—	—	—	(5,909)
Share-based compensation expense	—	—	23,844	—	—	—	23,844
Capital contribution from non-controlling interest	—	—	—	—	—	6,304	6,304
Net loss attributable to non-controlling interest	—	—	—	—	—	(15,925)	(15,925)
Other comprehensive income (loss):
Net loss attributable to Dean Foods Company	—	—	—	(1,565,747)	—	—	(1,565,747)
Change in fair value of derivative instruments, net of tax benefit of $34,664	—	—	—	—	(53,337)	—	(53,337)
Amounts reclassified to income statement related to hedging activities, net of tax of $16,668	—	—	—	—	25,644	—	25,644
Cumulative translation adjustment	—	—	—	—	8,118	—	8,118
Pension and other postretirement liability adjustment, net of tax of $2,679	—	—	—	—	4,800	—	4,800

Balance, September 30, 2011	183,686,884	$1,837	$1,079,174	$(982,645)	$(161,428)	$4,922	$(58,140)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net income (loss)	$130,489	$(1,581,672)
(Gain) loss on sale of discontinued operations, net of tax	2,458	(3,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213,642	213,895
Share-based compensation expense	41,544	25,882
(Gain) loss on divestitures and other, net	(26,676)	6,176
Goodwill impairment	—	1,926,000
Deferred income taxes	15,193	(386,869)
Other	5,286	159
Changes in operating assets and liabilities:
Receivables	(1,717)	(116,038)
Inventories	(53,261)	(60,102)
Prepaid expenses and other assets	786	12,268
Accounts payable and accrued expenses	(1,420)	60,173
Income taxes receivable/payable	89,005	47,245
Litigation settlements	(61,325)	102,148

Net cash provided by operating activities-continuing operations	354,004	245,649
Net cash provided by operating activities-discontinued operations	—	774

Net cash provided by operating activities	354,004	246,423
Cash flows from investing activities:
Payments for property, plant and equipment	(162,731)	(215,412)
Proceeds from insurance and other recoveries	7,481	—
Proceeds from divestitures	56,339	185,270
Proceeds from sale of fixed assets	11,980	5,277
Other, net	(993)	—

Net cash used in investing activities-continuing operations	(87,924)	(24,865)
Net cash provided by investing activities-discontinued operations	—	3,616

Net cash used in investing activities	(87,924)	(21,249)
Cash flows from financing activities:
Repayment of debt	(193,204)	(196,468)
Proceeds from senior secured revolver	1,674,600	2,449,740
Payments for senior secured revolver	(1,537,400)	(2,856,340)
Proceeds from receivables-backed facility	2,184,490	3,802,000
Payments for receivables-backed facility	(2,444,490)	(3,417,000)
Payments for deferred financing costs	—	(600)
Issuance of common stock, net of share repurchases	3,138	3,764
Tax savings on share-based compensation	360	—
Capital contribution from non-controlling interest	—	6,304

Net cash used in financing activities	(312,506)	(208,600)
Effect of exchange rate changes on cash and cash equivalents	1,350	(850)

Increase (decrease) in cash and cash equivalents	(45,076)	15,724
Cash and cash equivalents, beginning of period	114,851	92,007

Cash and cash equivalents, end of period	$69,775	$107,731

See Notes to Condensed Consolidated Financial Statements.

1. General

Nature of Our Business — We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based foods and beverages. We align our leadership teams, operating strategies and supply chain initiatives around our three lines of business, which as of September 30, 2012 consisted of Fresh Dairy Direct, WhiteWave-Alpro, and Morningstar.

Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. Fresh Dairy Direct also produces and distributes Tru Moo®, which is our nationally branded, healthier, reformulated chocolate milk.

WhiteWave-Alpro manufactures, markets and sells a variety of nationally and internationally branded plant-based foods and beverages, such as Silk® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally branded premium dairy products, such as Horizon Organic® milk.

As discussed in Note 2, in October 2012, The WhiteWave Foods Company (“WhiteWave”), whose subsidiaries comprise our WhiteWave-Alpro segment, completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WWAV”. The underwriters for the WhiteWave IPO have an option to purchase an additional 3.45 million shares of Class A common stock of WhiteWave at a price to the public of $17 per share on or before November 24, 2012. Unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own.

Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. These products include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”) on February 27, 2012. In our opinion, we have made all necessary adjustments (which generally include normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the three and nine months ended September 30, 2012 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole.

During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture with Hero Group, which was part of our WhiteWave-Alpro segment. For the three and nine months ended and as of September 30, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of the investment. WhiteWave may incur additional charges related to final settlement of the joint venture with Hero Group.

In the fourth quarter of 2011, our then Chief Executive Officer, who was our chief operating decision maker as of September 30, 2012, changed the way he determined strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments now consist of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflected the divergence between the go-to-market strategies, customer bases and objectives of our businesses and reflected a change in how we expected to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

Recently Issued Accounting Pronouncements — In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. We do not expect this standard to materially affect our annual indefinite-lived asset impairment testing process in 2012.

2. Initial Public Offering of The WhiteWave Foods Company and Proposed Spin-Off or Other Disposition

On October 31, 2012, WhiteWave completed the WhiteWave IPO, and sold 23 million shares of its Class A common stock at a price to the public of $17 per share. The underwriters for the WhiteWave IPO have an option to purchase an additional 3.45 million shares of Class A common stock of WhiteWave at a price to the public of $17 per share on or before November 24, 2012. Prior to completion of the WhiteWave IPO, we contributed the capital stock of WWF Operating Company (“WWF Opco”), another wholly-owned subsidiary of ours that held substantially all of the assets and liabilities associated with our WhiteWave-Alpro segment, to WhiteWave in exchange for 150 million shares of Class B common stock of WhiteWave.

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described below, to repay then-outstanding obligations under intercompany notes owed to Dean Foods. Dean Foods subsequently utilized these proceeds to prepay a portion of the outstanding indebtedness under its senior secured credit facility. See Note 7. The remaining net proceeds of approximately $85.5 million were used, and any net proceeds that may be received from the future exercise of the underwriters’ overallotment option will be used, to repay indebtedness under WhiteWave’s senior secured credit facility, which is described below.

Upon completion of the WhiteWave IPO, we owned no shares of WhiteWave Class A common stock and 150 million shares of WhiteWave’s Class B common stock, which represents 100% of the outstanding shares of WhiteWave’s Class B common stock. The rights of the holders of the shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share, and each share of class B common stock is entitled to ten votes per share, subject to reduction in accordance with the terms of WhiteWave’s amended and restated certificate of incorporation, on all matters presented to WhiteWave stockholders. Each share of Class B common stock is convertible into one share of Class A common stock at any time at our election and automatically in certain circumstances.

Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. We have announced our intention to effect a tax-free spin-off or other tax-free disposition of all or a portion of our remaining ownership interest in WhiteWave to our stockholders as soon as practicable but no earlier than the expiration or waiver of the 180-day lock-up period under the WhiteWave IPO underwriting agreement, which will expire on April 23, 2013. Any such distribution would be subject to various conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and-in the case of a spin-off or other tax-free disposition, our receipt of a private letter ruling from the Internal Revenue Service (“IRS”) and/or an opinion of counsel that our contribution of WWF Opco to WhiteWave, and such tax-free spin-off or other disposition, taken together, would be tax free to us and our stockholders. There can be no assurance as to when the proposed spin-off or other disposition will be completed, if at all. Unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own.

Additionally, on October 12, 2012, WhiteWave entered into a $1.35 billion senior secured credit facility, and on October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under this facility. WhiteWave contributed substantially all of the initial net proceeds of this borrowing to WWF Opco and caused WWF Opco to use those net proceeds to prepay WhiteWave’s obligations under then-outstanding intercompany notes owed to Dean Foods. Dean Foods used these funds to prepay a portion of the debt outstanding-under its senior secured credit facilities. See Note 7.

In connection with the WhiteWave IPO, we entered into various agreements relating to the separation of the WhiteWave business from the rest of Dean Foods’ businesses, including, a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and several commercial agreements. Additionally, in connection with the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for Dean Foods’ senior secured credit facilities (and designated as unrestricted subsidiaries thereunder) and Dean Foods’ senior notes due 2016 and 2018, and Dean Foods has been released from its guarantee of Alpro’s revolving credit facility. See Note 7.

During the three and nine months ended September 30, 2012, we incurred approximately $8 million and $12 million in transaction costs associated with the WhiteWave IPO and the related business separation, which were expensed as incurred.

3. Discontinued Operations and Divestitures

Discontinued Operations

In July 2012, we participated in a global settlement agreement with Spanish authorities and numerous milk industry participants to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. On July 2, 2012, pursuant to the settlement, we paid €4.1 million ($5.2 million) for unpaid milk levies and accrued interest, plus an additional €1.6 million ($2.0 million) in related fees and expenses. In the second quarter of 2012, we incurred charges of $4.0 million, which were in addition to amounts we had previously accrued in connection with these contingent obligations. The additional charges recorded during 2012 are included in loss on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

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

We recorded a net pre-tax loss of $27.8 million and a net pre-tax gain of $16.6 million during the three and nine months ended September 30, 2011, respectively, related to our divestitures. The three-month period loss and the nine-month period gain were recorded in other operating (income) loss in our unaudited Condensed Consolidated Statements of Operations.

4. Investment in Affiliates

On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $56.3 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which we expect to pay during the fourth quarter of 2012. During the third quarter of 2012, we recorded a pre-tax gain from the sale of $56.3 million and additional income tax expense of $67.6 million, resulting in a net after-tax loss on the sale of the investment of $11.3 million.

5. Inventories

Inventories, net of obsolescence reserves of $3.4 million and $3.6 million at September 30, 2012 and December 31, 2011, respectively, consisted of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Raw materials and supplies	$210,194	$198,579
Finished goods	294,570	253,571

Total	$504,764	$452,150

6. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	Fresh Dairy Direct	WhiteWave- Alpro	Morningstar	Total
	(In thousands)
Balance at December 31, 2011	$86,841	$762,336	$306,094	$1,155,271
Foreign currency translation	—	(831)	—	(831)

Balance at September 30, 2012	$86,841	$761,505	$306,094	$1,154,440

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$586,029	$—	$586,029	$586,663	$—	$586,663
Intangible assets with finite lives:
Customer-related and other	132,423	(59,840)	72,583	131,751	(53,652)	78,099
Trademarks	10,564	(5,734)	4,830	10,564	(4,938)	5,626

Total	$729,016	$(65,574)	$663,442	$728,978	$(58,590)	$670,388

(1)	The decrease in the carrying amount of indefinite-lived trademarks between December 31, 2011 and September 30, 2012 is the result of foreign currency translation adjustments.

Amortization expense on finite-lived intangible assets for the three months ended September 30, 2012 and 2011 was $2.3 million and $2.6 million, respectively. Amortization expense on finite-lived intangible assets for the nine months ended September 30, 2012 and 2011 was $6.9 million and $8.0 million, respectively. Estimated aggregate finite-lived intangible asset amortization expense for the next five years is as follows (in millions):

2012	$9.3
2013	9.2
2014	8.5
2015	8.4
2016	8.4

7. Debt

Our outstanding debt as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012			December 31, 2011
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$2,421,470	2.64	%*	$2,477,160	3.00	%*
Senior notes due 2016	499,114	7.00		498,959	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	3,320,584			3,376,119
Subsidiary debt obligations:
Senior notes due 2017	130,425	6.90		129,117	6.90
Receivables-backed facility	—	—		260,000	1.31	**
Capital lease obligations and other	109			692
Alpro revolving credit facility	—			—

	130,534			389,809

	3,451,118			3,765,928
Less current portion	(206,695)			(202,539)

Total long-term portion	$3,244,423			$3,563,389

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at September 30, 2012 were as follows (in thousands):

	Total	Term Loan A	Term Loan B		Other*
2012	$51,702	$47,225	$4,418		$59
2013	206,625	188,900	17,675		50
2014	1,157,126	243,996	676,230		236,900
2015	10,535	—	10,535		—
2016	970,923	—	470,923		500,000
Thereafter	1,066,668	—	524,668	**	542,000

Subtotal	3,463,579	480,121	1,704,449		1,279,009
Less discounts	(12,461)	—	—		(12,461)

Total outstanding debt	$3,451,118	$480,121	$1,704,449		$1,266,548

*	Includes our senior secured revolving credit facility, receivables-backed facility, Dean Foods Company senior notes, subsidiary senior notes, capital lease obligations and other debt.
**	The scheduled maturity of a portion of term loan B is April 2, 2017, subject to the condition that we meet certain leverage, debt, cash or credit rating tests as of December 31, 2015. However, if at least one of these tests is not met, the maturity date for this portion of term loan B will be April 2, 2016.

Dean Foods Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At September 30, 2012, there were outstanding borrowings of $480 million under the term loan A, $1.70 billion under the term loan B and $237 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the nine months ended September 30, 2012 was $110.0 million. Letters of credit in the aggregate amount of $1.2 million were issued under the revolving credit facility but undrawn.

As discussed in Note 8, we repatriated approximately €55 million ($71 million) from our foreign operations during the second quarter of 2012 and utilized approximately $70 million of those funds to prepay a portion of our outstanding 2014 tranche A term loan.

Effective April 2, 2012, pursuant to the terms of our amended and restated credit agreement dated June 30, 2010, the total commitment amount available to us under the senior secured revolving credit facility decreased from $1.5 billion to $1.275 billion, and any principal borrowings on a pro rata basis related to the $225 million of non-extended revolving credit facility commitments were reallocated to the remaining portion of the facility. Additionally, in connection with the WhiteWave IPO discussed in Note 2, effective October 31, 2012, we voluntarily reduced the total commitment amount available to us under the revolving credit facility from $1.275 billion to $1.0 billion. No principal payments are due on these revolving credit facility commitments until April 2, 2014. The amended and restated senior secured revolving credit facility is available for the issuance of up to $350 million of letters of credit and up to $150 million of swing line loans. Our credit agreement requires mandatory principal prepayments upon the occurrence of certain asset sales (provided that such sales, in total, exceed $250 million in any fiscal year), recovery events or as a result of exceeding certain leverage limits.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding all assets of WhiteWave and its subsidiaries, the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”) and the capital stock of WhiteWave, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries have been released from their obligations as guarantors of Dean Foods’ senior secured credit facility and designated as unrestricted subsidiaries thereunder.

The credit agreement governing our senior secured credit facility contains standard default triggers, including without limitation: failure to maintain compliance with the financial and other covenants contained in the credit agreement, default on certain of our other debt, a change in control and certain other material adverse changes in our business. The credit agreement does not contain any requirements to maintain specific credit rating levels, except as described above with respect to determining the maturity date for the 2017 tranche of term loan B.

WhiteWave Senior Secured Credit Facility — On October 12, 2012, in connection with the WhiteWave IPO discussed in Note 2, WhiteWave entered into a senior secured credit facility, consisting of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facility will be available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

The terms of WhiteWave’s senior secured credit facilities include the following:

•	maturity on October 31, 2017 or, October 31, 2019 in the case of the $250 million term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following annual percentages of the $250 million term loan A-1 facility: 5% in year 1, 5% in year 2, 7.5% in year 3, 7.5% in year 4 and 10% in year 5, and, in the case of the $250 million term loan A-2 facility, 1% per year beginning March 31, 2013;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•	customary representations and warranties that are made at closing and upon each borrowing under the senior secured credit facilities;

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to WhiteWave’s right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

WhiteWave’s senior secured credit facilities are secured by security interests and liens on substantially all of its assets and the assets of its material domestic subsidiaries. The senior secured credit facilities are guaranteed by its material domestic subsidiaries. Borrowings under the senior secured credit facilities will initially bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum, and will be subject to adjustment based on WhiteWave’s consolidated net leverage ratio.

WhiteWave incurred financing costs of approximately $12 million in connection with the execution of its senior secured credit facilities. These costs will be deferred and recognized over the terms of the respective debt agreements using the effective interest method.

Use of Net Proceeds from WhiteWave IPO and Initial Borrowing under WhiteWave Senior Secured Credit Facilities — On October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under its senior secured credit facilities. Substantially all of the net proceeds of the borrowing and $282 million of the net proceeds from the WhiteWave IPO, totaling approximately $1.16 billion, were contributed to WWF Opco, which then paid such proceeds to Dean Foods to repay then-outstanding obligations under intercompany notes owed to Dean Foods. On October 31, 2012, we utilized those funds to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan borrowings. As a result of these principal repayments, $3.7 million in previously deferred financing costs related to Deans Foods’ senior secured credit facility will be written off in the fourth quarter of 2012.

Dean Foods Receivables-Backed Facility — We have a $600 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to four wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these four entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million. In connection with the WhiteWave IPO described in Note 2, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Receivables sold by WWF Opco to these entities on or prior to August 31, 2012 will continue to be collected by us; however, any receivables generated by WhiteWave or WWF Opco subsequent to September 1, 2012 will not be sold into the receivables securitization program, and no WWF Opco receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility as described below.

The total amount of receivables sold to these entities as of September 30, 2012 was $808.4 million. During the first nine months of 2012, we borrowed $2.18 billion and subsequently repaid $2.44 billion under the facility with no remaining drawn balance at September 30, 2012, excluding letters of credit in the aggregate amount of $246.5 million that were issued but undrawn. Our average daily balance under this facility during the nine months ended September 30, 2012 was $175.7 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. Based on this formula, we could borrow up to $583.3 million of the $600 million total commitment amount as of September 30, 2012.

Standby Letter of Credit — As discussed in Note 13, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. As part of the settlement agreement, on February 21, 2012, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We expect to make the first installment payment in June 2013.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2012 was $499.1 million.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at September 30, 2012 was $400.0 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at September 30, 2012 was $130.4 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes for financing the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in periodic installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in periodic installments of principal and interest and are collateralized by the related assets financed. See Note 13.

Alpro Revolving Credit Facility — Our Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured, and as of September 30, 2012, was guaranteed by Dean Foods Company and various Alpro subsidiaries. In connection with the WhiteWave IPO discussed in Note 2, effective as of October 9, 2012, Dean Foods Company has been released from this guarantee. Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At September 30, 2012, there were no outstanding borrowings under this facility.

Interest Rate Agreements — See Note 8 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. For the periods presented in the tables below, WhiteWave’s wholly-owned domestic subsidiaries are included within the guarantor column, as they were parties to the guarantees for all of the periods presented.

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and separately the combined results of the 100%-owned subsidiaries that are not a party to the guarantees. The 100%-owned non-guarantor subsidiaries reflect certain foreign and other operations, including our Hero/WhiteWave joint venture for the three and nine months ended September 30, 2011 and as of December 31, 2011, in addition to our receivables securitization subsidiaries.

As disclosed in our 2011 Annual Report on Form 10-K, we have restated the presentation of our condensed guarantor financial information to correct certain errors. Accordingly, the unaudited condensed consolidating financial information for the three and nine months ended September 30, 2011 shown below has been restated to properly reflect the investment in and equity earnings of the non-guarantor subsidiaries by certain guarantor subsidiaries in accordance with SEC Regulation S-X, which were previously only presented in the Parent column. We have also restated amounts previously disclosed to (i) properly present the equity in earnings of consolidated subsidiaries in the Parent column which was previously presented in pre-tax income from subsidiaries and non-controlling interest, (ii) properly reflect guarantor subsidiaries’ cash flows from operations which were included in the Parent column and correct the associated intercompany balances, and (iii) properly reflect the allocation of certain deferred income taxes and other current and long-term tax liabilities from the Parent column to the guarantor and non-guarantor subsidiaries columns in the corresponding changes to cash flows from operating and financing activities. These corrections had no impact on consolidated results as previously reported.

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$9,166	$—	$60,609	$—	$69,775
Receivables, net	549	165,104	781,111	—	946,764
Inventories	—	478,209	26,555	—	504,764
Intercompany receivables	277,942	5,044,698	275	(5,322,915)	—
Other current assets	27,725	124,974	10,918	—	163,617

Total current assets	315,382	5,812,985	879,468	(5,322,915)	1,684,920
Property, plant and equipment, net	1,279	1,862,215	173,892	—	2,037,386
Goodwill	—	993,250	161,190	—	1,154,440
Identifiable intangible and other assets, net	105,572	558,371	109,271	—	773,214
Investment in subsidiaries	8,095,779	559,610	—	(8,655,389)	—

Total	$8,518,012	$9,786,431	$1,323,821	$(13,978,304)	$5,649,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$161,211	$996,108	$160,486	$—	$1,317,805
Intercompany payables	4,787,123	—	535,792	(5,322,915)	—
Current portion of debt	206,574	120	1	—	206,695
Current portion of litigation settlements	20,000	—	—	—	20,000

Total current liabilities	5,174,908	996,228	696,279	(5,322,915)	1,544,500
Long-term debt	3,114,009	130,414	—	—	3,244,423
Other long-term liabilities	125,328	564,010	67,932	—	757,270
Long-term litigation settlements	53,194	—	—	—	53,194
Stockholders’ equity:
Total stockholders’ equity (deficit)	50,573	8,095,779	559,610	(8,655,389)	50,573

Total	$8,518,012	$9,786,431	$1,323,821	$(13,978,304)	$5,649,960

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$6,221	$105,569	$—	$114,851
Receivables, net	104	61,156	884,849	—	946,109
Income tax receivable	24,934	—	26	—	24,960
Inventories	—	426,126	26,024	—	452,150
Intercompany receivables	—	4,821,647	—	(4,821,647)	—
Intercompany note receivable	—	125,000	—	(125,000)	—
Other current assets	44,779	117,952	12,339	—	175,070
Assets held for sale	—	—	3,182	—	3,182

Total current assets	72,878	5,558,102	1,031,989	(4,946,647)	1,716,322
Property, plant and equipment, net	413	1,931,787	182,180	—	2,114,380
Goodwill	—	993,250	162,021	—	1,155,271
Identifiable intangible and other assets, net	69,904	587,442	111,044	—	768,390
Investment in subsidiaries	7,738,221	356,983	—	(8,095,204)	—

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$148,543	$1,012,736	$70,886	$—	$1,232,165
Intercompany payables	4,245,143	—	576,504	(4,821,647)	—
Current portion of debt	202,012	259	268	—	202,539
Intercompany note payable	—	—	125,000	(125,000)	—
Current portion of litigation settlements	60,838	—	—	—	60,838

Total current liabilities	4,656,536	1,012,995	772,658	(4,946,647)	1,495,542
Long-term debt	3,174,107	129,282	260,000	—	3,563,389
Other long-term liabilities	81,171	547,066	92,846	—	721,083
Long-term litigation settlements	73,000	—	—	—	73,000
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit)	(103,398)	7,738,221	356,983	(8,095,204)	(103,398)
Non-controlling interest	—	—	4,747	—	4,747

Total stockholders’ equity (deficit)	(103,398)	7,738,221	361,730	(8,095,204)	(98,651)

Total	$7,881,416	$9,427,564	$1,487,234	$(13,041,851)	$5,754,363

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$3,052,593	$90,659	$—	$3,143,252
Cost of sales	—	2,305,992	55,503	—	2,361,495

Gross profit	—	746,601	35,156	—	781,757
Selling and distribution	—	484,217	18,493	—	502,710
General and administrative	1,477	133,653	10,274	—	145,404
Amortization of intangibles	—	1,978	321	—	2,299
Facility closing and reorganization costs	—	5,996	—	—	5,996
Other operating income	—	—	(56,339)	—	(56,339)
Interest expense	48,106	2,585	1,568	—	52,259
Other (income) expense, net	(1,500)	1,760	224	—	484

Income (loss) before income taxes and equity in earnings of subsidiaries	(48,083)	116,412	60,615	—	128,944
Income tax expense (benefit)	(16,544)	41,969	67,078	—	92,503

Income (loss) before equity in earnings of subsidiaries	(31,539)	74,443	(6,463)	—	36,441
Equity (loss) in earnings of consolidated subsidiaries	67,980	(6,463)	—	(61,517)	—

Net income (loss)	36,441	67,980	(6,463)	(61,517)	36,441
Other comprehensive income, net of tax	3,066	55	8,133	—	11,254

Comprehensive income (loss)	$39,507	$68,035	$1,670	$(61,517)	$47,695

	Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) for the Three Months Ended September 30, 2011
	Parent		Guarantor Subsidiaries		Nonguarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$3,316,497	$3,316,497	$94,300	$—	$—	$3,410,797
Cost of sales	—	—	2,611,630	2,611,630	57,902	—	—	2,669,532

Gross profit	—	—	704,867	704,867	36,398	—	—	741,265
Selling and distribution	—	—	477,942	477,942	20,740	—	—	498,682
General and administrative	2,842	2,842	135,095	135,095	10,254	—	—	148,191
Amortization of intangibles	—	—	2,233	2,233	351	—	—	2,584
Facility closing and reorganization costs	—	—	10,283	10,283	—	—	—	10,283
Goodwill impairment	—	—	1,926,000	1,926,000	—	—	—	1,926,000
Other operating expense (income)	—	—	7,481	7,481	20,346	—	—	27,827
Interest expense	60,528	60,528	2,630	2,630	(285)	—	—	62,873
Other (income) expense, net	(2,902)	(2,902)	1,667	1,667	821	—	—	(414)
Loss from subsidiaries	1,874,293	—	—	—	—	(1,874,293)	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(1,934,761)	(60,468)	(1,858,464)	(1,858,464)	(15,829)	1,874,293	—	(1,934,761)
Income tax expense (benefit)	(379,111)	(15,157)	(733,174)	(357,174)	(6,780)	739,954	—	(379,111)

Income (loss) before equity in earnings of subsidiaries	(1,555,650)	(45,311)	(1,125,290)	(1,501,290)	(9,049)	1,134,339	—	(1,555,650)
Equity in earnings (loss) of consolidated subsidiaries, net of tax	—	(1,495,186)	—	6,104	—	—	1,489,082	—

Net income (loss) from continuing operations	(1,555,650)	(1,540,497)	(1,125,290)	(1,495,186)	(9,049)	1,134,339	1,489,082	(1,555,650)
Gain (loss) on sale of discontinued operations, net of tax	3,616	—	—	—	3,616	(3,616)	—	3,616

Net income (loss)	$(1,552,034)	$(1,540,497)	$(1,125,290)	$(1,495,186)	$(5,433)	$1,130,723	$1,489,082	$(1,552,034)
Net (income) loss attributable to non-controlling interest	11,537	—	—	—	11,537	(11,537)	—	11,537

Net income (loss) attributable to Dean Foods Company	(1,540,497)	(1,540,497)	(1,125,290)	(1,495,186)	6,104	1,119,186	1,489,082	(1,540,497)
Other comprehensive income (loss), net of tax	(21,373)	(21,373)	117	117	(26,819)	—	—	(48,075)

Comprehensive income (loss) attributable to Dean Foods Company	$(1,561,870)	$(1,561,870)	$(1,125,173)	$(1,495,069)	$(20,715)	$1,119,186	$1,489,082	$(1,588,572)

	Unaudited Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,200,491	$282,359	$—	$9,482,850
Cost of sales	—	6,939,975	168,145	—	7,108,120

Gross profit	—	2,260,516	114,214	—	2,374,730
Selling and distribution	—	1,438,182	66,384	—	1,504,566
General and administrative	7,572	390,291	29,701	—	427,564
Amortization of intangibles	—	5,910	978	—	6,888
Facility closing and reorganization costs	—	41,350	—	—	41,350
Other operating income	—	—	(56,339)	—	(56,339)
Interest expense	154,001	7,017	5,810	—	166,828
Other (income) expense, net	(9,168)	7,484	771	—	(913)

Income (loss) before income taxes and equity in earnings of subsidiaries	(152,405)	370,282	66,909	—	284,786
Income tax expense (benefit)	(57,196)	142,383	66,652	—	151,839

Income (loss) before equity in earnings of subsidiaries	(95,209)	227,899	257	—	132,947
Equity in earnings (loss) of consolidated subsidiaries	228,156	257	—	(228,413)	—

Income (loss) from continuing operations	132,947	228,156	257	(228,413)	132,947
Loss on sale of discontinued operations, net of tax	(2,458)	—	—	—	(2,458)

Net income (loss)	130,489	228,156	257	(228,413)	130,489
Other comprehensive income, net of tax	7,164	326	2,190	—	9,680

Comprehensive income (loss)	$137,653	$228,482	$2,447	$(228,413)	$140,169

	Unaudited Condensed Consolidating Statements of Comprehensive Income (Loss) for the Nine Months Ended September 30, 2011
	Parent		Guarantor Subsidiaries		Nonguarantor Subsidiaries	Eliminations		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated		As Previously Reported	As Restated
	(In thousands)
Net sales	$—	$—	$9,465,780	$9,465,780	$293,679	$—	$—	$9,759,459
Cost of sales	—	—	7,331,771	7,331,771	176,580	—	—	7,508,351

Gross profit	—	—	2,134,009	2,134,009	117,099	—	—	2,251,108
Selling and distribution	—	—	1,406,008	1,406,008	70,570	—	—	1,476,578
General and administrative	8,149	8,149	423,482	423,482	34,867	—	—	466,498
Amortization of intangibles	—	—	6,910	6,910	1,049	—	—	7,959
Facility closing and reorganization costs	—	—	42.152	42,152	—	—	—	42,152
Litigation settlements	131,300	131,300	—	—	—	—	—	131,300
Goodwill impairment	—	—	1,926,000	1,926,000	—	—	—	1,926,000
Other operating expense (income)	(800)	(800)	(36,107)	(36,107)	20,346	—	—	(16,561)
Interest expense	183,095	183,095	8,452	8,452	89	—	—	191,636
Other (income) expense, net	(7,400)	(7,400)	6,833	6,833	(602)	—	—	(1,169)
Income from subsidiaries	1,658,941	—	—	—	—	(1,658,941)	—	—

Income (loss) from continuing operations before income taxes and equity in earnings of subsidiaries	(1,973,285)	(314,344)	(1,649,721)	(1,649,721)	(9,220)	1,658,941	—	(1,973,285)
Income tax expense (benefit)	(387,997)	(109,015)	(647,589)	(271,589)	(7,393)	654,982	—	(387,997)

Income (loss) before equity in earnings of subsidiaries	(1,585,288)	(205,329)	(1,002,132)	(1,378,132)	(1,827)	1,003,959	—	(1,585,288)
Equity in earnings (loss) of consolidated subsidiaries, net of tax	—	(1,360,418)	—	17,714	—	—	1,342,704	—

Net income (loss) from continuing operations	(1,585,288)	(1,565,747)	(1,002,132)	(1,360,418)	(1,827)	1,003,959	1,342,704	(1,585,288)
Gain (loss) on sale of discontinued operations, net of tax	3,616	—	—	—	3,616	(3,616)	—	3,616

Net income (loss)	$(1,581,672)	$(1,565,747)	$(1,002,132)	$(1,360,418)	$1,789	$1,000,343	$1,342,704	$(1,581,672)
Net (income) loss attributable to the non-controlling interest	15,925	—	—	—	15,925	(15,925)	—	15,925

Income (loss) attributable to Dean Foods Company	(1,565,747)	(1,565,747)	(1,002,132)	(1,360,418)	17,714	984,418	1,342,704	(1,565,747)
Other comprehensive income (loss), net of tax	(23,170)	(23,170)	337	337	8,058	—	—	(14,775)

Comprehensive income (loss) attributable to Dean Foods Company	$(1,588,917)	$(1,588,917)	$(1,001,795)	$(1,360,081)	$25,772	$984,418	$1,342,704	$(1,580,522)

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net cash provided by (used in) operating activities	$(96,197)	$322,244	$127,957	$—	$354,004
Payments for property, plant and equipment	—	(156,162)	(6,569)	—	(162,731)
Proceeds from insurance and other recoveries	—	7,481	—	—	7,481
Proceeds from divestitures	—	—	56,339	—	56,339
Proceeds from sale of fixed assets	—	11,980	—	—	11,980
Other, net	—	(475)	(518)	—	(993)
Proceeds from intercompany dividend	—	70,000	—	(70,000)	—

Net cash provided by (used in) investing activities	—	(67,176)	49,252	(70,000)	(87,924)
Repayment of debt, net	(192,891)	(314)	1	—	(193,204)
Proceeds from senior secured revolver	1,674,600	—	—	—	1,674,600
Payments for senior secured revolver	(1,537,400)	—	—	—	(1,537,400)
Proceeds from receivables-backed facility	—	—	2,184,490	—	2,184,490
Payments for receivables-backed facility	—	—	(2,444,490)	—	(2,444,490)
Issuance of common stock, net of share repurchases	3,138	—	—	—	3,138
Tax savings on share-based compensation	360	—	—	—	360
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Net change in intercompany balances	154,495	(260,975)	106,480	—	—

Net cash provided by (used in) financing activities	102,302	(261,289)	(223,519)	70,000	(312,506)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,350	—	1,350

Increase (decrease) in cash and cash equivalents	6,105	(6,221)	(44,960)	—	(45,076)
Cash and cash equivalents, beginning of period	3,061	6,221	105,569	—	114,851

Cash and cash equivalents, end of period	$9,166	$—	$60,609	$—	$69,775

	Unaudited Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2011
	Parent		Guarantor Subsidiaries		Non- Guarantor Subsidiaries		Consolidated Totals
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands)
Net cash provided by (used in) operating activities-continuing operations	$130,572	$(74,654)	$214,802	$421,623	$(99,725)	$(101,320)	$245,649
Net cash provided by operating activities-continuing operations	—	—	—	—	774	774	774

Net cash provided by (used in) operating activities	130,572	(74,654)	214,802	421,623	(98,951)	(100,546)	246,423
Payments for property, plant and equipment	—	—	(204,896)	(204,896)	(10,516)	(10,516)	(215,412)
Proceeds from divestitures	—	—	185,270	185,270	—	—	185,270
Proceeds from sale of fixed assets	—	—	5,236	5,236	41	41	5,277

Net cash used in investing activities-continuing operations	—	—	(14,390)	(14,390)	(10,475)	(10,475)	(24,865)
Net cash provided by investing activities-discontinued operations	—	—	—	—	3,616	3,616	3,616

Net cash used in investing activities	—	—	(14,390)	(14,390)	(6,859)	(6,859)	(21,249)
Repayment of debt	(189,736)	(189,736)	(6,375)	(6,375)	(357)	(357)	(196,468)
Proceeds from senior secured revolver	2,449,740	2,449,740	—	—	—	—	2,449,740
Payments for senior secured revolver	(2,856,340)	(2,856,340)	—	—	—	—	(2,856,340)
Proceeds from receivables-backed facility	—	—	—	—	3,802,000	3,802,000	3,802,000
Payments for receivables-backed facility	—	—	—	—	(3,417,000)	(3,417,000)	(3,417,000)
Payments for deferred financing costs	(600)	(600)	—	—	—	—	(600)
Issuance of common stock, net of share repurchases	3,764	3,764	—	—	—	—	3,764
Capital contribution from non-controlling interest	—	—	—	—	6,304	6,304	6,304
Net change in intercompany balances	472,104	677,330	(203,787)	(410,608)	(268,317)	(266,722)	—

Net cash provided by (used in) financing activities	(121,068)	84,158	(210,162)	(416,983)	122,630	124,225	(208,600)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(850)	(850)	(850)

Increase (decrease) in cash and cash equivalents	9,504	9,504	(9,750)	(9,750)	15,970	15,970	15,724
Cash and cash equivalents, beginning of period	307	307	9,750	9,750	81,950	81,950	92,007

Cash and cash equivalents, end of period	$9,811	$9,811	$—	$—	$97,920	$97,920	$107,731

8. Derivative Financial Instruments and Fair Value Measurements

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

The following table summarizes our various interest rate agreements in effect as of September 30, 2012:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
0.415% to 0.418%	December 31, 2012	$500
1.60% to 1.84%	December 31, 2013	800
2.75% to 2.84%	March 31, 2016	200
2.70% to 3.17%	March 31, 2017	650

These swaps are recorded as an asset or liability on our unaudited Condensed Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in accumulated other comprehensive income are reclassified into earnings as the underlying hedged forecasted transaction affects earnings. Any ineffectiveness in our interest rate hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during the three and nine months ended September 30, 2012 and 2011.

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

In connection with the WhiteWave IPO described in Note 2, on October 31, 2012, we novated certain of our interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave is now the sole counterparty to the financial institutions under these swap agreements and will be directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.

As of the novation date, the 2017 swaps will be dedesignated and, on a prospective basis, any subsequent changes in fair value will be reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-contolling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own. As described in Note 2, unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes. Additionally, we have determined that the underlying hedged forecasted transaction related to the 2017 swaps remains probable; therefore, amounts recorded in accumulated other comprehensive income associated with the 2017 swaps will continue to be reclassified into the income statement as the underlying hedged forecasted transaction affects earnings. However, a future separation of WhiteWave through a spin-off or other transaction would result in a determination that the underlying forecasted transaction is no longer probable, which would subsequently trigger the recognition of a significant amount of accumulated other comprehensive income in earnings. As of September 30, 2012, total losses of approximately $70 million (approximately $43 million, net of tax) were recorded in accumulated other comprehensive income related to the 2017 swaps.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. Additionally, from time to time, we enter into derivative contracts, with our approved counterparties, which are designated as hedging instruments against the risk of changes in the fair value of a portion of our butter inventory. These contracts are marked to market at each reporting period and any resulting gains or losses on the derivative instruments, as well as the offsetting gains or losses on the hedged item attributable to the hedged risk, are recognized in earnings in the same period. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three and nine months ended September 30, 2012 and 2011.

Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet.

A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. dollar. Our foreign currency exchange rate risk is primarily limited to the euro and the British pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations. Additionally, in connection with the repatriation of approximately €55 million from our foreign operations during the second quarter of 2012, we entered into forward contracts to purchase $71 million, to mitigate potential currency fluctuations as we took steps to mobilize the funds. These derivative instruments were not designated as hedging instruments, and changes in fair value of the instruments were recognized immediately in other operating (income) expense in our unaudited Condensed Consolidated Statements of Operations. We recognized a net gain of $0.6 million related to these instruments during the nine months ended September 30, 2012. This gain was substantially offset by foreign currency losses related to an intercompany note that was repaid as part of the cash repatriation transaction. See the table below for a summary of the foreign currency related financial instruments outstanding at September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$36,278	$38,260
Interest rate swap contracts — noncurrent(2)	—	—	68,905	64,037
Commodities contracts — current(1)	3,404	93	1,225	2,346
Commodities contracts — noncurrent(2)	186	—	—	—
Foreign currency contracts — current(1)	—	411	102	—
Derivatives not Designated as Hedging Instruments
Commodities contracts — current(1)	884	2,006	962	1,530

Total derivatives	$4,474	$2,510	$107,472	$106,173

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date were included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date were included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three and nine months ended September 30, 2012 and 2011 were:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Losses on interest rate swap contracts(1)	$9,209	$14,965	$32,294	$46,735
(Gains) losses on commodities contracts(2)	2,084	161	5,336	(4,445)
(Gains) losses on foreign currency contracts(3)	(193)	21	(212)	21

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $36.3 million of hedging activity related to our interest rate swaps, $2.7 million of hedging activity related to our commodities contracts and $0.1 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months. As described above, a future spin-off or other separation of WhiteWave would trigger the reclassification of significant additional amounts currently recorded in accumulated other comprehensive income into earnings.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 is as follows (in thousands):

	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$105,183	$—	$105,183	$—
Asset — Commodities contracts	4,474	—	4,474	—
Liability — Commodities contracts	2,187	—	2,187	—
Liability — Foreign currency contracts	102	—	102	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$102,297	$—	$102,297	$—
Asset — Commodities contracts	2,099	—	2,099	—
Liability — Commodities contracts	3,876	—	3,876	—
Asset – Foreign currency contracts	411	—	411	—

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

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our Dean Foods and WhiteWave senior secured credit facilities and certain other debt are variable, their fair values approximate their carrying values.

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$130,425	$150,698	$129,117	$136,853
Dean Foods Company senior notes due 2016	499,114	542,500	498,959	493,750
Dean Foods Company senior notes due 2018	400,000	456,000	400,000	426,000

9. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first nine months of 2012:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	19,628,200	$19.27
Granted	2,233,313	12.11
Forfeited and canceled(1)	(3,768,206)	16.33
Exercised	(1,617,947)	14.05

Options outstanding at September 30, 2012	16,475,360	19.49	5.18	$22,860,886

Options exercisable at September 30, 2012	13,099,666	21.47	4.22	7,534,338

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Nine Months Ended September 30
	2012	2011
Expected volatility	44%	41%
Expected dividend yield	0%	0%
Expected option term	5 years	5 years
Risk-free rate of return	0.62% to 0.89%	1.32% to 2.30%

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first nine months of 2012:

	Employees	Directors	Total
Stock units outstanding at January 1, 2012	2,196,450	102,381	2,298,831
Stock units issued	962,682	45,702	1,008,384
Shares issued upon vesting of stock units	(704,111)	(33,501)	(737,612)
Stock units canceled or forfeited(1)	(625,093)	—	(625,093)

Stock units outstanding at September 30, 2012	1,829,928	114,582	1,944,510

Weighted average grant date fair value	$12.79	$11.19	$12.71

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is the performance of our stock price relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity during the first nine months of 2012:

Units
Outstanding at January 1, 2012	11,855,084
Granted	1,750,000
Converted/paid	—
Forfeited	(1,761,250)

Outstanding at September 30, 2012	11,843,834

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first nine months of 2012:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	1,081,668	$10.36
Granted	903,116	12.12
Converted/paid	(328,396)	10.37
Forfeited	(179,445)	10.73

Outstanding at September 30, 2012	1,476,943	11.39

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012 (1)	2011
	(In thousands)
Stock Options	$2,179	$2,808	$7,695	$9,004
Stock Units	3,452	4,964	12,938	14,841
Cash Performance Units	7,274	(865)	11,128	—
Phantom Shares	1,693	324	9,782	2,037

Total	$14,598	$7,231	$41,543	$25,882

(1)	During the second quarter of 2012, we recorded additional compensation expense of $12.1 million related to employees whose equity-based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service, as a result of amendments to our incentive award agreements that were approved during 2010. The portion of the additional expense pertaining to prior periods was immaterial.

In connection with the WhiteWave IPO discussed in Note 2, on October 25, 2012, WhiteWave issued one-time IPO grants with an aggregate value of approximately $30 million in order to, among other things, provide executives and employees with an immediate equity interest in WhiteWave and align their interests with those of WhiteWave’s stockholders. The IPO grants consisted of a combination of stock options, RSUs, phantom shares, cash awards and stock appreciation rights (“SARS”). The grant date fair value of the stock options was based on WhiteWave’s stock price as of the grant date and a set of Black-Scholes assumptions specific to WhiteWave, and the grant date fair value of the RSU grants was determined based on WhiteWave’s closing stock price as of the grant date. The IPO grants will be expensed ratably over a three-year vesting term.

Additionally, we expect that certain of our outstanding stock options and unvested restricted stock units held by WhiteWave employees on the date of a spin-off or other corporate transaction requiring a similar conversion will be converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s Class A common stock. These modified awards will otherwise have substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods equity awards will have at the time of conversion.

10. Earnings (Loss) Per Share

Basic earnings (loss) per share is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is based on the weighted average number of common shares outstanding and the effect of all dilutive common stock equivalents outstanding during each period. Stock option conversions and stock units were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2011 as we incurred a loss for those periods and any effect on loss per share would have been anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$36,441	$(1,555,650)	$132,947	$(1,585,288)
Net loss attributable to non-controlling interest	—	11,537	—	15,925

Income (loss) from continuing operations attributable to Dean Foods Company	$36,441	$(1,544,113)	$132,947	$(1,569,363)
Denominator:
Average common shares	184,990,229	183,649,597	184,552,582	183,278,667

Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.20	$(8.41)	$0.72	$(8.56)

Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$36,441	$(1,555,650)	$132,947	$(1,585,288)
Net loss attributable to non-controlling interest	—	11,537	—	15,925

Income (loss) from continuing operations attributable to Dean Foods Company	$36,441	$(1,544,113)	$132,947	$(1,569,363)
Denominator:
Average common shares — basic	184,990,229	183,649,597	184,552,582	183,278,667
Stock option conversion(1)	605,621	—	228,228	—
Stock units(2)	705,163	—	825,820	—

Average common shares — diluted	186,301,013	183,649,597	185,606,630	183,278,667

Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.20	$(8.41)	$0.71	$(8.56)

(1) Anti-dilutive common shares excluded	13,135,401	20,124,594	16,227,091	20,772,321
(2) Anti-dilutive stock units excluded	28,311	850,517	12,901	937,473

11. Employee Retirement and Postretirement Benefits

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$1,110	$710	$3,355	$2,130
Interest cost	3,625	3,803	10,884	11,409
Expected return on plan assets	(4,399)	(4,241)	(13,202)	(12,723)
Amortizations:
Unrecognized transition obligation	28	28	84	84
Prior service cost	194	191	582	573
Unrecognized net loss	2,918	2,265	8,754	6,795

Net periodic benefit cost	$3,476	$2,756	$10,457	$8,268

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Components of net periodic benefit cost:
Service cost	$147	$7	$441	$21
Interest cost	337	190	1,011	570
Amortizations:
Prior service cost (credit)	6	(16)	18	(48)
Unrecognized net loss	32	124	96	372

Net periodic benefit cost	$522	$305	$1,566	$915

12. Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Fresh Dairy Direct:
Closure of facilities(1)	$5,739	$1,516	$6,617	$15,021
Functional Realignment(2)	385	—	26,457	—
Organization Optimization Initiative(3)	(197)	2,274	(197)	3,885

Total Fresh Dairy Direct	$5,927	$3,790	$32,877	$18,906

Morningstar:
Closure of facilities(4)	(84)	—	3,619	—
Corporate:
Functional Realignment(2)	268	—	5,532	—
Organization Optimization Initiative(3)	(106)	6,480	(625)	20,821
Department Realignment(5)	(9)	13	(53)	2,425

Total Corporate	$153	$6,493	$4,854	$23,246

Total	$5,996	$10,283	$41,350	$42,152

(1)	These charges in 2012 and 2011 primarily relate to announced facility closures in Bangor, Maine; Evart, Michigan; Newport, Kentucky; and Baxley, Georgia; as well as previously announced closures. We have incurred $61.3 million of charges related to these initiatives to date. We expect to incur additional charges related to Fresh Dairy Direct facility closures of $0.9 million, related to shutdown and other costs. As we continue the evaluation of our supply chain, we anticipate that we will close additional facilities in the future.
(2)	During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is incremental to any other prior cost savings initiative. This initiative is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported our Fresh Dairy Direct business. Charges recorded during the nine months ended September 30, 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $32.0 million under this initiative to date and we may incur additional charges in the future under this plan, primarily related to lease termination costs at our corporate headquarters in Dallas, Texas.
(3)	In the first quarter of 2011, we initiated a significant cost reduction program that was incremental to our other ongoing cost-savings initiatives. This initiative was focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions during 2011. The charges recorded during the three and nine months ended September 30, 2011 relate to workforce reduction costs associated with the first two tranches of this program and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. We incurred $24.1 million of charges related to this initiative, and we do not expect to incur any material additional charges under this program going forward.
(4)	These charges in 2012 relate to workforce reduction costs and asset write-downs associated with the closure of our Sulphur Springs, Texas cultured production facility. We expect to incur additional charges related to this facility closure of $0.3 million, related to shutdown and other costs.
(5)	Charges relate to workforce reduction costs associated with a multi-year cost reduction plan aimed at centralization and process improvement, as well as business unit and functional organization redesigns. The plan was implemented during the fourth quarter of 2010 and resulted in the elimination of approximately 75 positions as each function reorganized its processes in line with peer comparisons and internally developed functional blueprints as approved by an executive operating team. We incurred total charges of $5.4 million related to this initiative and do not expect to incur any additional charges in the future.

Activity with respect to facility closing and reorganization costs during the nine months ended September 30, 2012 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2011	Charges	Payments	Accrued Charges at September 30, 2012
	(In thousands)
Cash charges:
Workforce reduction costs	$5,185	$18,022	$(19,551)	$3,656
Shutdown costs	(41)	1,600	(1,559)	—
Lease obligations after shutdown	—	2,516	(526)	1,990
Other	3	2,160	(1,937)	226

Subtotal	$5,147	24,298	$(23,573)	$5,872

Noncash charges:
Write-down of assets		17,186
(Gain) loss on sale of related assets		(470)
Other		336

Total charges		$41,350

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

Indemnification Related to Sale of our Iberian Operations — In July 2012, we participated in a global settlement agreement with Spanish authorities and numerous milk industry participants to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. On July 2, 2012, pursuant to the settlement, we paid €4.1 million ($5.2 million) for unpaid milk levies and accrued interest, plus an additional €1.6 million ($2.0 million) in related fees and expenses. In the second quarter of 2012, we incurred charges of $4.0 million, which were in addition to amounts previously accrued related to these contingent obligations. The additional charges recorded during 2012 are included in loss on sale of discontinued operations, net of tax in our unaudited Condensed Consolidated Statements of Operations.

Contingent Obligations Related to Milk Supply Arrangements — On December 21, 2001, in connection with our acquisition of Legacy Dean, we purchased Dairy Farmers of America’s (“DFA”) 33.8% interest in our operations. In connection with that transaction, we issued a contingent, subordinated promissory note to DFA in the original principal amount of $40 million. The promissory note has a 20-year term that bears interest based on the consumer price index. Interest will not be paid in cash but will be added to the principal amount of the note annually, up to a maximum principal amount of $96 million. We may prepay the note in whole or in part at any time, without penalty. The note will only become payable if we materially breach or terminate one of our related milk supply agreements with DFA without renewal or replacement. Otherwise, the note will expire in 2021, without any obligation to pay any portion of the principal or interest. The liability and related expense, if any, would be recorded upon breach or termination. We have not terminated, and we have not materially breached, any of our milk supply agreements with DFA related to the promissory note. We have previously terminated unrelated supply agreements with respect to several plants that were supplied by DFA. In connection with our goals of accelerated cost control and increased supply chain efficiency, we continue to evaluate our sources of raw milk supply.

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

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of September 30, 2012. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

On July 12, 2011, we entered into a settlement agreement with the class plaintiffs in the dairy farmer actions, and on July 14, 2011, the United States District Court for the Eastern District of Tennessee granted preliminary approval of the class-wide settlement agreement and stayed the dairy farmer action with respect to the Company. Under the proposed settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

On July 28, 2011, the Court issued an order partially decertifying the dairy farmer plaintiff class with which we had previously entered into the settlement agreement. We filed a motion with the Court on August 5, 2011 to vacate preliminary approval of the settlement agreement, which was granted by the Court and a Memorandum Opinion was issued on August 31, 2011. In the Memorandum Opinion, the Court stated that it would take the motion for preliminary approval of the settlement under advisement pending appointment of separate counsel and class representatives for the decertified DFA subclass.

On October 5, 2011, the Court appointed separate interim counsel for the DFA subclass, and on December 27, 2011, interim counsel for the putative DFA member subclass filed a motion to certify the DFA subclass for settlement purposes and to reinstate preliminary approval of the July 12, 2011 settlement agreement. On February 14, 2012, the Court granted preliminary approval of the original settlement agreement, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. Per the terms of the settlement agreement, on February 21, 2012, we made a payment of $60 million into an escrow account to be distributed following the Court’s final approval, and issued a standby letter of credit in the amount of $80 million to support subsequent payments due under the agreement. The settlement agreement requires us to make a payment of up to $20 million on each of the following four anniversaries of the settlement agreement’s final approval date. We expect to make the first installment payment in June 2013.

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

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit.

14. Segment, Geographic and Customers Information

We have three reportable segments: Fresh Dairy Direct, WhiteWave-Alpro and Morningstar.

In the fourth quarter of 2011, our then Chief Executive Officer, who was our chief operating decision maker as of September 30, 2012, changed the way he determined strategy and investment plans for our operations. As a result, beginning in the fourth quarter of 2011, our Fresh Dairy Direct and Morningstar operations were separated so that our three reporting segments now consist of Fresh Dairy Direct, WhiteWave-Alpro and Morningstar. This change reflected the divergence between the go-to-market strategies, customer bases and objectives of our businesses and reflected a change in how we expect to deploy our capital in the future. We believe these revised segments have increased internal focus and offered management and investors improved visibility into the performance of the segments against their specific objectives. All segment results set forth herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales or operating income.

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

WhiteWave-Alpro manufactures, develops, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk soy, almond and coconut milks, and Alpro and Provamel soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight and LAND O LAKES; and nationally branded premium dairy products, such as Horizon Organic milk. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various other away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. The majority of the WhiteWave-Alpro products are delivered through warehouse delivery systems. As discussed in Note 2, in October 2012, WhiteWave, whose subsidiaries comprise our WhiteWave-Alpro segment, completed the WhiteWave IPO. Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the NYSE under the symbol “WWAV”. The underwriters for the WhiteWave IPO have an option to purchase an additional 3.45 million shares of Class A common stock of WhiteWave at a price to the public of $17 per share on or before November 24, 2012. Unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own.

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

During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture with Hero Group, which was part of our WhiteWave-Alpro segment. For the three and nine months ended and as of September 30, 2012, the joint venture’s operations were immaterial and only an immaterial amount of assets remain as part of the investment. WhiteWave may incur additional charges related to final settlement of the joint venture with Hero Group.

We evaluate the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, goodwill impairment, foreign exchange gains and losses and write-downs related to the wind-down of our joint venture. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items. Additionally, a portion of our WhiteWave-Alpro products are produced, distributed and sold by Fresh Dairy Direct and Morningstar. Those sales, together with their related costs, are included in the WhiteWave-Alpro segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not be equivalent to the terms that would prevail in arm’s length transactions. A portion of our Fresh Dairy Direct products are manufactured by our Morningstar segment. Sales of those products, together with their related costs, are included in the Fresh Dairy Direct segment for reporting purposes. In connection with the WhiteWave IPO discussed in Note 2, our separate lines of businesses entered into agreements that formalize and, in certain cases, modify ongoing commercial arrangements. These agreements became effective no later than October 31, 2012. Following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. In the case of a spin-off or other tax-free disposition of WhiteWave, these intersegment sales would become third-party sales that, along with their related costs, would no longer be eliminated in consolidation.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The consolidated financial statements of WhiteWave will differ from our historically reported WhiteWave-Alpro segment results, as our historical results include adjustments for management and segment reporting purposes. In addition, WhiteWave’s consolidated financial statements include certain other adjustments, including the allocation of corporate and shared service costs, which are not reflected in the segment results below.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$2,206,946	$2,532,766	$6,732,622	$7,208,838
WhiteWave-Alpro	598,383	530,638	1,742,750	1,551,291
Morningstar	337,923	347,393	1,007,478	999,330

Total	$3,143,252	$3,410,797	$9,482,850	$9,759,459

Intersegment sales:
Fresh Dairy Direct	$12,879	$16,453	$38,639	$51,133
WhiteWave-Alpro	24,345	24,672	79,936	77,720
Morningstar	67,326	80,490	206,738	243,894

Total	$104,550	$121,615	$325,313	$372,747

Operating income (loss):
Fresh Dairy Direct	$93,713	$75,425	$320,114	$250,104
WhiteWave-Alpro	64,205	51,531	182,210	141,723
Morningstar	30,594	19,856	91,515	72,364

Total reportable segment operating income	188,512	146,812	593,839	464,191
Corporate and Other	(57,168)	(55,004)	(158,127)	(164,118)
Facility closing and reorganization costs	(5,996)	(10,283)	(41,350)	(42,152)
Litigation settlement	—	—	—	(131,300)
Goodwill impairment	—	(1,926,000)	—	(1,926,000)
Other operating income (loss)	56,339	(27,827)	56,339	16,561
Total	$181,687	$(1,872,302)	$450,701	$(1,782,818)

	September 30, 2012	December 31, 2011
	(In thousands)
Assets:
Fresh Dairy Direct	$2,612,553	$2,669,001
WhiteWave-Alpro	2,049,463	2,086,097
Morningstar	683,648	670,870
Corporate	304,296	325,213
Assets held for sale	—	3,182

Total	$5,649,960	$5,754,363

Geographic Information — Net sales and long-lived assets for our domestic and foreign operations are shown in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(In thousands)
Net sales to external customers:
Domestic	$3,052,593	$3,318,742	$9,200,491	$9,473,524
Foreign	90,659	92,055	282,359	285,935

	September 30, 2012	December 31, 2011
	(In thousands)
Long-lived assets:
Domestic	$3,530,471	$3,594,443
Foreign	434,569	443,598

Significant Customers — Our largest customer accounted for approximately 17% and 20% of our consolidated net sales in the three months ended September 30, 2012 and 2011, respectively, and approximately 19% and 20% of our consolidated net sales in the nine months ended September 30, 2012 and 2011, respectively. Sales to this customer were included in our Fresh Dairy Direct, WhiteWave-Alpro and Morningstar segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Part II – Other Information – Item 1A – Risk Factors” in this Form 10-Q, “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are a leading food and beverage company in the United States, as well as a global leader in branded plant-based foods and beverages. We align our leadership teams, operating strategies and supply chain initiatives around our three lines of business, which as of September 30, 2012 consisted of Fresh Dairy Direct, WhiteWave-Alpro, and Morningstar. As discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, in October 2012, The WhiteWave Foods Company (“WhiteWave”), whose subsidiaries comprise our WhiteWave-Alpro segment, completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WWAV”. The underwriters for the WhiteWave IPO have an option to purchase an additional 3.45 million shares of Class A common stock of WhiteWave at a price to the public of $17 per share on or before November 24, 2012. Unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 70% of our consolidated net sales in the three and nine months ended September 30, 2012. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® , Oak Farms® and Tru Moo®, as well as familiar local brands and private labels. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct has one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by national sales teams.

WhiteWave-Alpro — WhiteWave-Alpro’s net sales were approximately 19% of our consolidated net sales in the three and nine months ended September 30, 2012. WhiteWave-Alpro manufactures, develops, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally branded premium dairy products, such as Horizon Organic® milk. We license the LAND O LAKES name from a third party. WhiteWave-Alpro sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. WhiteWave-Alpro sells its products primarily through its internal sales forces and independent brokers.

Morningstar — Morningstar’s net sales were approximately 11% of our consolidated net sales in the three and nine months ended September 30, 2012. Morningstar is a leading U.S. manufacturer of extended shelf life (“ESL”) creams and creamers, beverages and cultured dairy products with an emphasis on foodservice and private label retail customers. Morningstar’s product offerings include half and half, whipping cream, ice cream mix, value-added milks, sour cream and cottage cheese and are sold under a wide array of private labels and the Friendship™ brand. In addition to being sold through retailers for at-home consumption, these products are important ingredients for restaurant menu items such as desserts, soups, and coffee-specialty drinks. Morningstar sells its products to a variety of customers, including foodservice distributors, national restaurant chains, grocery stores and mass merchandisers. Morningstar sells its products through its internal sales force and independent brokers.

Recent Developments

Initial Public Offering of The WhiteWave Foods Company and Proposed Spin-Off or Other Disposition — On October 31, 2012, WhiteWave completed the WhiteWave IPO, and sold 23 million shares of its Class A common stock at a price to the public of $17 per share. The underwriters for the WhiteWave IPO have an option to purchase an additional 3.45 million shares of Class A common stock of WhiteWave at a price to the public of $17 per share on or before November 24, 2012. Prior to completion of the WhiteWave IPO we contributed the capital stock of WWF Operating Company (“WWF Opco”), another wholly-owned subsidiary of ours that held substantially all of the assets and liabilities associated with our WhiteWave-Alpro segment, to WhiteWave in exchange for 150 million shares of Class B common stock of WhiteWave.

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described below, to repay then-outstanding obligations under intercompany notes owed to Dean Foods. Dean Foods subsequently utilized these proceeds to prepay a portion of the outstanding indebtedness under its senior secured credit facility. See Note 7 to our unaudited Condensed Consolidated Financial Statements. The remaining net proceeds of approximately $85.5 million were used, and any net proceeds that may be received from the future exercise of the underwriters’ over-allotment option will be used, to repay indebtedness under WhiteWave’s senior secured credit facility described below.

Upon completion of the WhiteWave IPO, we owned no shares of WhiteWave Class A common stock and 150 million shares of WhiteWave Class B common stock, which represents 100% of the outstanding shares of WhiteWave’s Class B common stock. The rights of the holders of the shares of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share, and each share of class B common stock is entitled to ten votes per share, subject to reduction in accordance with the terms of WhiteWaves’ amended and restated certificate of incorporation, on all matters presented to WhiteWave stockholders. Each share of Class B common stock is convertible into one share of Class A common stock at any time at our election and automatically in certain circumstances.

Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. We have announced our intention to effect a tax-free spin-off or other tax-free disposition of all or a portion of our remaining ownership interest in WhiteWave to our stockholders as soon as practicable but no earlier than the expiration or waiver of the 180-day lock-up period under the WhiteWave IPO underwriting agreement, which will expire on April 23, 2013. Any such distribution would be subject to various conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and, in the case of a spin-off or other tax-free disposition, our receipt of a private letter ruling from the Internal Revenue Service (“IRS”) and/or an opinion of counsel that our contribution of WWF Opco to WhiteWave, and such tax-free disposition, taken together, would be tax free to us and our stockholders. There can be no assurance as to when the proposed spin-off or any other disposition will be completed, if at all. Unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own.

Additionally, on October 12, 2012, WhiteWave entered into a $1.35 billion senior secured credit facility, and on October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under this facility. WhiteWave contributed substantially all of the initial net proceeds of this borrowing to WWF Opco and caused WWF Opco to use those net proceeds to repay then-outstanding obligations under intercompany notes owed to Dean Foods. Dean Foods used these funds to prepay a portion of the debt outstanding under its senior secured credit facilities.

In connection with the WhiteWave IPO, we entered into various agreements relating to the separation of the WhiteWave business from the rest of Dean Foods’ businesses, including, a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and several commercial agreements. Additionally, in connection with the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for Dean Foods’ senior secured credit facility (and designated as unrestricted subsidiaries thereunder) and Dean Foods’ senior notes due 2016 and 2018, and Dean Foods has been released from its guarantee of Alpro’s revolving credit facility.

During the three and nine months ended September 30, 2012, we incurred approximately $8 million and $12 million in transaction costs associated with the WhiteWave IPO and the related business separation, which were expensed as incurred. See Note 2 and Note 7 to our unaudited Condensed Consolidated Financial Statements for additional information regarding the WhiteWave IPO transaction.

Management Changes — In connection with the WhiteWave IPO, on August 7, 2012, Gregg L. Engles was appointed Chief Executive Officer and Chairman of the Board of Directors of WhiteWave. Mr. Engles resigned as Chief Executive Officer of Dean Foods effective upon completion of the WhiteWave IPO on October 31, 2012. Mr. Engles will continue to serve as Chairman of the Board of Directors of Dean Foods until completion of a spin-off transaction, after which Mr. Engles intends to resign from his position as Chairman of the Board of Dean Foods.

Additionally, on August 7, 2012, in connection with the WhiteWave IPO, Gregg A. Tanner was appointed to serve as Chief Executive Officer of Dean Foods, effective as of the completion of the WhiteWave IPO, and assumed that role on October [31], 2012. Mr. Tanner has served as President, Fresh Dairy Direct and Chief Supply Chain Officer of Dean Foods since January 2012. Prior to that time, Mr. Tanner served as our Executive Vice President and Chief Supply Chain Officer since he joined the Company in November 2007.

In connection with the WhiteWave IPO, the following additional management changes became effective:

•	Blaine E. McPeak has been appointed to serve as President, WhiteWave. Mr. McPeak has served as an executive officer of Dean Foods and President, WhiteWave, since 2009.

•	Bernard P. J. Deryckere will continue in his role as Chief Executive Officer, Alpro and will serve as an executive officer of WhiteWave.

•

Kelly J. Haecker, who has served as Senior Vice President and Chief Financial Officer of our WhiteWave-Alpro division since joining us in 2006, will assume the role of Chief Financial Officer, WhiteWave.

•	Thomas N. Zanetich, who served as Executive Vice President, Human Resources of Dean Foods will transition to his new role as Executive Vice President, Human Resources, WhiteWave.

Additional Management Changes at Dean Foods — Two of Dean Foods’ senior executives, Shaun Mara and Steve Kemps, have announced their plans to leave the Company. Please see “Part II – Item 5. Other Information” for more information regarding these management changes.

Possible Divestiture of Morningstar Foods — During the third quarter of 2012, our management began evaluating strategic alternatives related to our Morningstar business. We believe Morningstar possesses an attractive portfolio in a growing marketplace, and we do not intend to sell Morningstar unless a transaction would maximize shareholder value and ensure the future success of the business. As of September 30, 2012, a buyer had not been identified, and management has not committed to a plan to sell the business. As such, the Morningstar operations did not meet the requirements to be accounted for as discontinued operations as of September 30, 2012.

Conventional Raw Milk Environment — Prices for conventional raw milk, our primary ingredient, declined in the first half of 2012 before modestly rising during the third quarter of 2012, representing a 6% sequential increase but a 23% decline from the year ago quarter. We expect Class I and Class II prices to continue to increase moderately through the balance of the year, due to rising feed costs resulting from the summer heat and drought conditions in the Midwest, before declining slightly in the first half of 2013.

Retail and Customer Environment — As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages rather than the previous two years when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively during the first nine months of 2012. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite declining volumes in the fluid milk industry, which impacts our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

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

Facility Closing and Reorganization Activities — During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We incurred charges of $32.0 million under this initiative in the first nine months of 2012, primarily related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy.

Additionally, we closed one Morningstar facility and approved the closure of two Fresh Dairy Direct facilities during the first nine months of 2012. We continue to look for areas of opportunity and will likely incur additional costs related to these efforts and other initiatives in the near term as we continue to transform our business. See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Obligations Related to Consolidated Container Company — On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $56.3 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which we expect to pay during the fourth quarter of 2012. During the third quarter of 2012, we recorded a pre-tax gain from the sale of $56.3 million and additional income tax expense of $67.6 million, resulting in a net after-tax loss on the sale of the investment of $11.3 million.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended September 30				Nine Months Ended September 30
	2012		2011		2012		2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$3,143.3	100.0%	$3,410.8	100.0%	$9,482.9	100.0%	$9,759.5	100.0%
Cost of sales	2,361.5	75.1	2,669.5	78.3	7,108.1	75.0	7,508.4	76.9

Gross profit(1)	781.8	24.9	741.3	21.7	2,374.8	25.0	2,251.1	23.1
Operating costs and expenses:
Selling and distribution	502.7	16.0	498.7	14.6	1,504.6	15.9	1,476.6	15.1
General and administrative	145.4	4.6	148.2	4.3	427.5	4.4	466.4	4.8
Amortization of intangibles	2.3	0.1	2.6	0.1	6.9	0.1	8.0	0.1
Facility closing and reorganization costs	6.0	0.2	10.3	0.3	41.4	0.4	42.2	0.4
Litigation settlement	—	—	—	—	—	—	131.3	1.3
Goodwill impairment	—	—	1,926.0	56.5	—	—	1,926.0	19.7
Other operating income	(56.3)	(1.8)	27.8	0.8	(56.3)	(0.6)	(16.6)	(0.2)

Total operating costs and expenses	600.1	19.1	2,613.6	76.6	1,924.1	20.2	4,033.9	41.2

Operating income (loss)	$181.7	5.8%	$(1,872.3)	(54.9)%	$450.7	4.8%	$(1,782.8)	(18.1)%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Three Months Ended September 30
	2012	2011	$ Change	% Change
	(Dollars in millions)
Fresh Dairy Direct	$2,206.9	$2,532.8	$(325.9)	(12.9)%
WhiteWave-Alpro	598.5	530.6	67.9	12.8
Morningstar	337.9	347.4	(9.5)	(2.7)

Total	$3,143.3	$3,410.8	$(267.5)	(7.8)%

The change in net sales was due to the following:

	Three Months September 30, 2012 vs Three Months ended September 30, 2011
	Volume	Pricing and Product Mix Changes	Total Change
	(Dollars in millions)
Fresh Dairy Direct	$(71.0)	$(254.9)	$(325.9)
WhiteWave-Alpro	61.5	6.4	67.9
Morningstar	19.5	(29.0)	(9.5)

Total	$10.0	$(277.5)	$(267.5)

Consolidated net sales decreased $267.5 million, or 7.8%, during the third quarter of 2012, as compared to the third quarter of 2011, primarily due to lower pricing as a result of lower dairy commodity costs in our Fresh Dairy Direct and Morningstar segments, as well as volume declines at our Fresh Dairy Direct segment. These decreases were partially offset by volume growth in our WhiteWave-Alpro and Morningstar segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $308.0 million, or 11.5%, in the third quarter of 2012, from the third quarter of 2011, primarily due to a more favorable dairy commodity environment.

Operating Costs and Expenses — Excluding the $1.9 billion goodwill impairment charge recorded in the third quarter of 2011, our operating expenses decreased $87.5 million, or 12.7%, in the third quarter of 2012, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $4.0 million primarily driven by increased freight and storage costs at WhiteWave-Alpro and Morningstar due to higher sales volume, as well as increased marketing costs in support of new product innovations at WhiteWave-Alpro. These increases were partially offset by cost savings initiatives.

•

General and administrative costs decreased $2.8 million as a result of our cost savings initiatives and headcount reductions in the first quarter of 2012, partially offset by higher incentive compensation and $8 million of transaction costs related to the WhiteWave IPO.

•

Net facility closing and reorganization costs decreased $4.3 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Other operating income increased $84.1 million due to the $56 million pre-tax gain on sale of our non-controlling interest in CCC in the third quarter of 2012. See Note 4 to our unaudited Condensed Consolidated Financial Statements for further information.

Other (Income) Expense — Interest expense decreased to $52.3 million in the third quarter of 2012 from $62.9 million in the third quarter of 2011 due to lower overall average debt balances, as well as the expiration of $1.25 billion notional amount of fixed interest rate hedges at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective rate of 71.7% in the third quarter of 2012 compared to a 19.6% effective tax benefit rate in the third quarter of 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the third quarter of 2012, our high tax expense rate resulted from the sale of our interest in CCC as described above and in Note 4 to our unaudited Condensed Consolidated Financial Statements. Excluding the sale of CCC, our effective tax rate was 34.3%, inclusive of several favorable discrete items. In the third quarter of 2011, nondeductible goodwill related to the impairment charge decreased our tax benefit rate. Excluding the goodwill impairment, our effective tax rate was 35.5%, which reflected the relative profitability of our foreign operations and a favorable settlement of taxing authority examinations.

Quarter Ended September 30, 2012 Compared to Quarter Ended September 30, 2011 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to the Fresh Dairy Direct, WhiteWave-Alpro or Morningstar segments. Therefore, the measurement of segment operating income presented below is before such items.

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are brand mix and achieving low costs, which are realized within gross profit and operating income, respectively.

	Three Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,206.9	100.0%	$2,532.8	100.0%
Cost of sales	1,708.8	77.4	2,027.1	80.0

Gross profit	498.1	22.6	505.7	20.0
Operating costs and expenses	404.4	18.4	430.2	17.0

Total segment operating income	$93.7	4.2%	$75.5	3.0%

Net Sales — Fresh Dairy Direct’s net sales decreased $325.9 million, or 12.9%, during the third quarter of 2012 versus the third quarter of 2011 primarily due to lower pricing as a result of lower dairy commodity costs when compared to the same quarter of 2011, as well as a 2% decrease in our fresh milk volumes, which accounts for approximately 75% of total volume at Fresh Dairy Direct. Additionally, we experienced volume declines in our cultured dairy and ice cream products, as well as volume declines as a result of our 2011 divestiture of our Waukesha fluid milk operations.

Fresh Dairy Direct generally changes the prices of its fluid dairy products on a monthly basis in response to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means, timing or extent of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the third quarter of 2012 compared to the third quarter of 2011:

	Three Months Ended September 30*
	2012	2011	% Change
Class I mover(1)	$16.55	$21.41	(22.7)%
Class I raw skim milk mover(1)(2)	11.19	13.79	(18.9)
Class I butterfat mover(2)(3)	1.64	2.31	(29.0)
Class II raw skim milk minimum(1)(4)	9.63	13.71	(29.8)
Class II butterfat minimum(3)(4)	1.84	2.26	(18.6)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased by 15.7% in the third quarter of 2012 over the comparable prior year period, substantially due to lower commodity costs. Conventional raw milk prices declined in the first half of 2012 before modestly rising during the third quarter of 2012, representing a 6% sequential increase but a 23% decline from the year ago quarter.

Gross Profit — Fresh Dairy Direct’s gross profit percentage increased to 22.6% in the third quarter of 2012 as compared to 20.0% in the third quarter of 2011. Gross profit improved as a result of effective price realization.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by 6.0% in the third quarter of 2012, compared to the third quarter of 2011. Significant changes to operating costs and expenses include the following:

•	Selling and distribution costs decreased $19.8 million, driven by decreased freight costs, as a result of lower sales volumes, lower personnel-related costs and our cost-savings initiatives.

•	General and administrative costs decreased by $5.8 million, primarily driven by our headcount reductions in the first quarter of 2012.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are net sales dollars, gross profit and operating costs and expenses.

	Three Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$598.5	100.0%	$530.6	100.0%
Cost of sales	375.8	62.8	343.5	64.7

Gross profit	222.7	37.2	187.1	35.3
Operating costs and expenses	158.5	26.5	135.6	25.5

Total segment operating income	$64.2	10.7%	$51.5	9.8%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $67.9 million, or 12.8%, in the third quarter of 2012 compared to the same quarter of 2011. This increase was principally driven by strong volume growth in Coffee Creamers and Beverages and Plant Based Food and Beverages. Sales from Coffee Creamers and Beverages and U.S. Plant Based Food and Beverages portfolios increased in the low twenties compared to the same quarter of 2011. This growth is due to category growth, product innovation and increased marketing investment, primarily in support of Silk almond milk and International Delight Iced Coffee. Sales from the Premium Dairy portfolio increased mid single-digits compared to the third quarter of 2011, driven by higher pricing taken in response to higher organic milk costs. Sales from the Alpro business increased high single-digits on a constant-currency basis, driven by a combination of volume growth, higher pricing and a favorable mix of products sold. Net sales growth at Alpro continues to be negatively impacted by the challenging economic environment in southern Europe. Sales from the Alpro business decreased low single-digits after currency conversion due to the improvement in the U.S. dollar.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 9.4% in the third quarter of 2012 from the third quarter of 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs.

Gross Profit — WhiteWave-Alpro’s gross profit percentage increased to 37.2% in the third quarter of 2012 as compared to 35.3% in the third quarter of 2011, principally driven by a favorable mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 16.9% during the third quarter of 2012 from the third quarter of 2011, due to a $1.6 million increase in distribution and storage costs driven by higher sales volume and a $9.6 million increase in marketing investments in support of new product innovation and brand building activities. We expect these costs to remain elevated throughout 2012. These increases were partially offset by a $1.7 million decrease in operating costs as a result of the shutdown of our Hero joint venture.

Morningstar

The key performance indicator of Morningstar is volume growth, which is realized within gross profit.

	Three Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$337.9	100.0%	$347.4	100.0%
Cost of sales	276.8	81.9	299.4	86.2

Gross profit	61.1	18.1	48.0	13.8
Operating costs and expenses	30.5	9.0	28.1	8.1

Total segment operating income	$30.6	9.1%	$19.9	5.7%

Net Sales — Morningstar’s net sales decreased $9.5 million, or 2.7%, in the third quarter of 2012 compared to the same quarter of 2011, primarily due to the pass through of lower commodity costs, partially offset by volume increases across our portfolio of products.

Morningstar generally changes the prices of its dairy products on a monthly basis in response to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means, timing or extent of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for the third quarter of 2012 compared to the third quarter of 2011:

	Three Months Ended September 30*
	2012	2011	% Change
Grade AA butter(1)	$1.74	$2.00	(13.0)%
Class II butterfat minimum(1)(2)	1.84	2.26	(18.6)
Class II raw skim milk minimum(2)(3)	9.63	13.71	(29.8)

*	The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales decreased by 7.5% in the third quarter of 2012, substantially due to lower dairy commodity costs, partially offset by sales volume increases.

Gross Profit — Morningstar’s gross profit grew 27.3% and gross profit percentage increased to 18.1% in the third quarter of 2012 as compared to 13.8% in the third quarter of 2011. This increase is due to volume growth and improved operational productivity as a result of our cost-savings initiatives, as well as lower dairy commodity costs.

Operating Costs and Expenses — Morningstar’s operating costs and expenses increased by 8.5% in the third quarter of 2012, compared to the third quarter of 2011, which is due to a $2.2 million increase in selling and distribution costs as a result of increased marketing spend and higher freight costs. The increase in freight costs was driven by volume increases and higher fuel prices. We expect these costs to remain elevated throughout 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Nine Months Ended September 30
	2012	2011	$ Change	% Change
	(Dollars in millions)
Fresh Dairy Direct	$6,732.6	$7,208.8	$(476.2)	(6.6)%
WhiteWave-Alpro	1,742.8	1,551.3	191.5	12.3
Morningstar	1,007.5	999.4	8.1	0.8

Total	$9,482.9	$9,759.5	$(276.6)	(2.8)%

The change in net sales was due to the following:

	Nine months ended September 30, 2012 vs Nine months ended September 30, 2011
	Volume	Pricing and Product Mix Changes	Total Change
	(Dollars in millions)
Fresh Dairy Direct	$(141.2)	$(335.0)	$(476.2)
WhiteWave-Alpro	160.4	31.1	191.5
Morningstar	53.5	(45.4)	8.1

Total	$72.7	$(349.3)	$(276.6)

Consolidated net sales decreased $276.6 million, or 2.8%, during the first nine months of 2012, as compared to the first nine months of 2011, primarily due to lower pricing as a result of lower dairy commodity costs, as well as volume declines in our Fresh Dairy Direct segment. These decreases were partially offset by volume growth in our WhiteWave-Alpro and Morningstar segments.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $400.3 million, or 5.3%, in the first nine months of 2012, from the first nine months of 2011, primarily due to a more favorable dairy commodity environment.

Operating Costs and Expenses — Excluding the impact of the $1.9 billion goodwill impairment charge recorded in the third quarter of 2011, our operating expenses decreased $183.8 million, or 8.7%, in the first nine months of 2012, as compared to the same period in the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $28.0 million primarily driven by higher freight costs across all of our segments, as a result of increased sales volume and higher fuel costs, as well as increased marketing costs for new product innovation at WhiteWave-Alpro. These increases were partially offset by our cost savings initiatives and lower self-insurance reserves due to improved safety records.

•

General and administrative costs decreased $38.9 million primarily driven by cost savings initiatives and our headcount reductions in the first quarter of 2012, partially offset by higher incentive-based compensation and $12 million of transaction costs related to the WhiteWave IPO.

•

Net facility closing and reorganization costs decreased $0.8 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

Litigation settlements decreased $131.3 million. See Note 13 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Tennessee dairy farmer actions settlement.

•

Other operating income increased $39.7 million as a result of the $56 million pre-tax gain on the sale of our non-controlling interest in CCC in the third quarter of 2012 as compared to a $16.6 million net pre-tax gain on divestitures during the first nine months of 2011. See Note 4 to our unaudited Condensed Consolidated Financial Statements for further information.

Other (Income) Expense — Interest expense decreased to $166.8 million in the first nine months of 2012 from $191.6 million in the first nine months of 2011 due to lower overall average debt, as well as the expiration of $1.25 billion notional amount of fixed interest rate hedges at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective rate of 53.3% in the first nine months of 2012 compared to a 19.7% effective tax benefit rate in the first nine months of 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first nine months of 2012, our high tax expense rate resulted from the sale of our interest in CCC as described above and in Note 4 to our unaudited Condensed Consolidated Financial Statements. Excluding the sale, our effective tax rate was 36.9%. In the first nine months of 2011, nondeductible goodwill related to the impairment charge decreased our tax benefit rate. Excluding the goodwill impairment, our effective tax benefit rate was 25.4%, which reflected the impact of changes in certain state tax laws on comparatively low income (loss) from continuing operations before income taxes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements and foreign exchange gains and losses. In addition, the expense related to share-based compensation has not been allocated to the Fresh Dairy Direct, WhiteWave-Alpro or Morningstar segments. Therefore, the measurement of segment operating income presented below is before such items.

Fresh Dairy Direct

The key performance indicators of our Fresh Dairy Direct segment are brand mix and achieving low costs, which are realized within gross profit and operating income, respectively.

	Nine Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$6,732.6	100.0%	$7,208.8	100.0%
Cost of sales	5,180.7	76.9	5,663.7	78.6

Gross profit	1,551.9	23.1	1,545.1	21.4
Operating costs and expenses	1,231.8	18.3	1,295.0	17.9

Total segment operating income	$320.1	4.8%	$250.1	3.5%

Net Sales — Fresh Dairy Direct’s net sales decreased $476.2 million, or 6.6%, during the first nine months of 2012 versus the first nine months of 2011 primarily due to lower pricing as a result of lower dairy commodity costs when compared to the first nine months of 2011, as well as a 1% decrease in our fresh milk volumes, which accounts for approximately 75% of total volume at Fresh Dairy Direct. Additionally, we experienced volume declines in our cultured dairy and ice cream products, as well as volume declines as a result of our 2011 divestiture of our Waukesha fluid milk operations.

Fresh Dairy Direct generally changes the prices of its fluid dairy products on a monthly basis in response to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means, timing or extent of price increases. This can have a negative impact on our Fresh Dairy Direct segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first nine months of 2012 compared to the first nine months of 2011:

	Nine Months Ended September 30*
	2012	2011	% Change
Class I mover(1)	$16.50	$19.23	(14.2)%
Class I raw skim milk mover(1)(2)	11.24	12.00	(6.3)
Class I butterfat mover(2)(3)	1.62	2.18	(25.7)
Class II raw skim milk minimum(1)(4)	10.60	12.41	(14.6)
Class II butterfat minimum(3)(4)	1.65	2.25	(26.7)

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased by 8.5% in the first nine months of 2012 over the comparable prior year period, substantially due to lower dairy commodity costs. Conventional raw milk prices declined in the first half of 2012 before modestly rising during the third quarter of 2012, representing a 6% sequential increase but a 14% decline from the first nine months of 2011.

Gross Profit — Fresh Dairy Direct’s gross profit percentage increased to 23.1% in the first nine months of 2012 as compared to 21.4% in the first nine months of 2011. Gross profit improved as a result of effective price realization.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased by 4.9% in the first nine months of 2012, compared to the first nine months of 2011. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $32.2 million, driven by decreased freight costs, lower personnel-related costs and lower self-insurance reserves as a result of improved safety records. These decreases were partially offset by higher fuel costs. We expect fuel costs to remain elevated throughout 2012.

•	General and administrative costs decreased $30.0 million, primarily driven by our headcount reductions in the first quarter of 2012 and cost savings initiatives.

WhiteWave-Alpro

The key performance indicators of our WhiteWave-Alpro segment are net sales dollars, gross profit and operating costs and expenses.

	Nine Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,742.8	100.0%	$1,551.3	100.0%
Cost of sales	1,098.2	63.0	1,001.5	64.6

Gross profit	644.6	37.0	549.8	35.4
Operating costs and expenses	462.4	26.5	408.1	26.3

Total segment operating income	$182.2	10.5%	$141.7	9.1%

Net Sales — Net sales of our WhiteWave-Alpro segment increased $191.5 million, or 12.3%, in the first nine months of 2012 compared to the same period of 2011, driven by strong volume growth in Coffee Creamers and Beverages and Plant Based Food and Beverages portfolios. Sales from Coffee Creamers and Beverages and U.S. Plant Based Food and Beverages portfolios increased in the low twenties compared to the first nine months of 2011. This growth is due to category growth, product innovation and increased marketing investment, primarily in support of Silk almond milk and International Delight Iced Coffee. Sales from the Premium Dairy portfolio increased mid single-digits compared to the same period in 2011, driven by higher pricing in response to higher organic milk costs. Sales from the Alpro business increased mid single-digits on a constant-currency basis, driven by a combination of volume growth, higher pricing and a favorable mix of products sold. Net sales growth at Alpro was negatively impacted by the challenging economic environment in southern Europe. Sales from the Alpro business decreased low single-digits after currency conversion due to the improvement in the U.S. dollar.

Cost of Sales — WhiteWave-Alpro’s cost of sales increased 9.7% in the first nine months of 2012 from the first nine months of 2011. This increase was primarily driven by sales volume growth and higher commodity and other input costs, as well as start-up costs incurred at our new Dallas, Texas manufacturing facility, partially offset by cost reduction initiatives.

Gross Profit — WhiteWave-Alpro’s gross profit percentage increased to 37.0% in the first nine months of 2012 as compared to 35.4% in the first nine months of 2011, principally driven by a favorable mix of products sold.

Operating Costs and Expenses — WhiteWave-Alpro’s operating costs and expenses increased by 13.3% during the first nine months of 2012 from the comparable prior year period. Significant changes to operating costs and expenses are due to a $28.9 million increase in distribution and storage costs driven by higher sales volumes and a $26.8 million increase in marketing investments in support of new product innovation and brand building activities. These increases were partially offset by a $9.1 million decrease in operating costs as a result of the shutdown of our Hero joint venture.

Morningstar

The key performance indicator of Morningstar is volume growth, which is realized within gross profit.

	Nine Months Ended September 30
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,007.5	100.0%	$999.4	100.0%
Cost of sales	828.8	82.3	843.5	84.4

Gross profit	178.7	17.7	155.9	15.6
Operating costs and expenses	87.2	8.6	83.5	8.4

Total segment operating income	$91.5	9.1%	$72.4	7.2%

Net Sales — Morningstar’s net sales increased $8.1 million, or 0.8%, in the first nine months of 2012 compared to the corresponding prior year period, primarily due to sales volume growth across our product categories, particularly within our extended shelf life products. Total volume increases were partially offset by the divestiture of our private label yogurt operations in 2011, which had historically accounted for approximately 15% of Morningstar’s total volume, and the pass through of lower commodity costs.

Morningstar generally changes the prices of its dairy products on a monthly basis in response to fluctuations in its dairy commodity costs. However, Grade AA butter and Class II butterfat costs are not known in advance of setting customer pricing. In addition, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Morningstar’s profitability. The following table sets forth the average monthly Grade AA butter, Class II minimum butterfat and Class II minimum raw skim milk prices for the first nine months of 2012 compared to the first nine months of 2011:

	Nine Months Ended September 30*
	2012	2011	% Change
Grade AA butter(1)	$1.55	$2.04	(24.0)%
Class II butterfat minimum(1)(2)	1.65	2.25	(26.7)
Class II raw skim milk minimum(2)(3)	10.60	12.41	(14.6)

*	The prices noted in this table are not the prices that we actually pay. Bulk cream is purchased based on a multiple of the grade AA butter price. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2011 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per pound.
(2)	We process Class II butterfat and Class II raw skim milk into products such as cottage cheese, creams and creamers, ice cream and sour cream.
(3)	Prices are per hundredweight.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw materials, ingredient and packaging costs; labor costs; and plant and equipment costs. Morningstar’s cost of sales decreased by 1.7% in the first nine months of 2012, substantially due to lower dairy commodity costs, partially offset by higher sales volumes.

Gross Profit — Morningstar’s gross profit grew 14.6% and gross profit percentage increased to 17.7% in the first nine months of 2012 as compared to 15.6% in the first nine months of 2011, primarily due to volume growth and improved operational productivity as a result of our cost-saving initiatives, as well as lower dairy commodity costs.

Operating Costs and Expenses — Morningstar’s operating costs and expenses increased by 4.4% in the first nine months of 2012, compared to the first nine months of 2011. Significant changes to operating costs and expenses are due to a $5.8 million increase in selling and distribution costs, driven by increased freight costs, as a result of volume increases and rising fuel prices and higher marketing costs to support new product innovation.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.275 billion senior secured revolving credit facility ($1.0 billion effective October 31, 2012 as described in Note 7 to our unaudited Condensed Consolidated Financial Statements) and our $600 million receivables-backed facility, will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Our anticipated uses of cash include capital expenditures, working capital, pension contributions and financial obligations. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, as well as other transactions to create shareholder value and enhance financial performance. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.

As of September 30, 2012, $60.1 million of our total cash on hand of $69.8 million was attributable to our foreign operations. As discussed in Note 7 to our unaudited Condensed Consolidated Financial Statements, approximately $71 million of foreign cash was repatriated during the second quarter of 2012, and although not required under the terms of our senior secured credit facility, we utilized these funds to prepay approximately $70 million of our outstanding 2014 tranche A term loan borrowings. We currently anticipate that the cash attributable to our foreign operations will remain in these foreign jurisdictions.

At September 30, 2012, we had $3.5 billion of outstanding debt obligations, cash on hand of $69.8 million and an additional $1.4 billion of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding all assets of WhiteWave and its subsidiaries, the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”) and the capital stock of WhiteWave, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries have been released from their obligations as guarantors of Dean Foods’ senior secured credit facility and designated as unrestricted subsidiaries thereunder.

Under the senior secured credit facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at September 30, 2012 was 3.71 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.50 times as of September 30, 2012 and decreases to 5.25 times as of March 31, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries. Consolidated EBITDA is comprised of net income plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at September 30, 2012 was 2.58 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.75 times as of September 30, 2012 and decreases to 3.50 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at September 30, 2012 was 4.34 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.75 times as of September 30, 2012 and increases to 3.00 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

We are currently in compliance with all covenants in our credit agreements, and we expect to maintain such compliance for the foreseeable future.

At September 30, 2012, $1.04 billion was available under the senior secured revolving credit facility, with $336.8 million also available under the receivables-backed facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.

On October 12, 2012, in connection with the WhiteWave IPO discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, WhiteWave entered into a senior secured credit facility, consisting of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facility will be available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

The terms of WhiteWave’s senior secured credit facilities include the following:

•	maturity on October 31, 2017 or October 31, 2019 in the case of the $250 million term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following annual percentages of the $250 million term loan A-1 facility: 5% in year 1, 5% in year 2, 7.5% in year 3, 7.5% in year 4 and 10% in year 5, and, in the case of the $250 million term loan A-2 facility, 1% per year, beginning March 31, 2013;

•	an accordion feature allowing, under certain circumstances, the maximum principal amount of the senior secured credit facilities to be increased by up to $500 million, subject to lender commitments;

•	mandatory prepayments in the event of certain asset sales and receipt of insurance proceeds;

•	customary representations and warranties that are made at closing and upon each borrowing under the senior secured credit facilities;

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants pertaining to (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to WhiteWave’s right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

WhiteWave’s senior secured credit facilities are secured by security interests and liens on substantially all of its assets and the assets of its material domestic subsidiaries. The senior secured credit facilities are guaranteed by its material domestic subsidiaries. Borrowings under the senior secured credit facilities will initially bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum, and will be subject to adjustment based on WhiteWave’s consolidated net leverage ratio.

WhiteWave incurred financing costs of approximately $12 million in connection with the execution of its senior secured credit facilities. These costs will be deferred and recognized over the terms of the respective debt agreements using the effective interest method.

On October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under this facility. Substantially all of the net proceeds of the borrowing and $282 million of the net proceeds from the WhiteWave IPO, totaling approximately $1.16 billion, were contributed to WWF Opco, which then paid such proceeds to Dean Foods to repay then-outstanding obligations under intercompany notes owed to Dean Foods. On October 31, 2012, we utilized those funds to repay in full the outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan borrowings. As a result of these principal repayments, $3.7 million in previously deferred financing costs related to Dean Foods’ senior secured credit facility will be written off in the fourth quarter of 2012. See Note 7 to our unaudited Condensed Consolidated Financial Statements.

In connection with the WhiteWave IPO, effective September 1, 2012, WhiteWave was no longer a participant in the Dean Foods receivables securitization program. Receivables sold by WhiteWave to these entities on or prior to August 31, 2012 will continue to be collected by us; however, any receivables generated by WhiteWave subsequent to September 1, 2012 will not be sold into the receivables securitization program, and no WhiteWave receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility. Additionally, effective October 31, 2012, we voluntarily reduced the total commitment amount available to us under the revolving credit facility from $1.275 billion to $1.0 billion. At October 31, 2012, approximately $1.2 billion, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the senior secured revolving credit facility and receivables-backed facility.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30
	2012	2011	Change
	(In thousands)
Net cash flows from:
Operating activities	$354,004	$245,649	$108,355
Investing activities	(87,924)	(24,865)	(63,059)
Financing activities	(312,506)	(208,600)	(103,906)
Discontinued operations	—	4,390	(4,390)
Effect of exchange rate changes on cash and cash equivalents	1,350	(850)	2,200

Net increase (decrease) in cash and cash equivalents	$(45,076)	$15,724	$(60,800)

Operating Activities

Operating cash flows increased in the first nine months of the year compared to the prior year period due to the impact of higher net income and improved working capital, driven primarily by decreased commodity costs in 2012. The September 30, 2011 operating cash flows benefited from the receipt of a $62.4 million federal income tax refund in April 2011.

Investing Activities

Net cash flows from investing activities decreased during the first nine months of 2012, primarily due to $56 million of cash proceeds from the sale of our non-controlling interest in CCC in 2012 as compared to $185 million cash proceeds from the sale of our Mountain High and private label yogurt operations and a trademark in 2011. See Notes 3 and 4 to our unaudited Condensed Consolidated Financial Statements for more information regarding these divestitures. These decreases were partially offset by lower capital expenditures in the first nine months of 2012 as compared to the first nine months of 2011, primarily the result of a planned decline in our capital spending in 2012. This decline reflects the recent change in our company-wide strategy and how we have deployed our strategic capital to the value-added segments of our business and to those initiatives that yield higher returns over shorter time frames.

Financing Activities

Net cash used in financing activities decreased during the first nine months of 2012 primarily due to a net repayment of debt of approximately $316 million in the first nine months of 2012, compared to a net repayment of debt of approximately $218 million in the first nine months of 2011.

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

On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in CCC, one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received proceeds of $56.3 million; however, as the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which we expect to pay during the fourth quarter of 2012. During the third quarter of 2012, we recorded a pre-tax gain from the sale of $56.3 million and additional income tax expense of $67.6 million, resulting in a net after-tax loss on the sale of the investment of $11.3 million.

As discussed above, on October 31, 2012, we utilized the combined initial net proceeds from the WhiteWave IPO and the WhiteWave senior secured credit facility of approximately $1.16 billion to repay in full the outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan borrowings.

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

Future Capital Requirements

During 2012, we intend to invest a total of approximately $245 million to $255 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities. We expect 2012 cash interest to be approximately $200 million to $205 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $14 million and imputed interest of approximately $3 million related to the Tennessee dairy farmer action litigation settlement discussed in Note 13 to our unaudited Condensed Consolidated Financial Statements. As of September 30, 2012, the portion of our long-term debt due within the next 12 months totals approximately $207 million, of which approximately $196 million was paid on October 31, 2012 using the combined proceeds from the WhiteWave IPO and credit facility borrowings. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. We expect that cash flow from operations and borrowings under our senior secured revolving credit facility and our receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

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

In general, Fresh Dairy Direct changes the prices charged for Class I dairy products on a monthly basis, as the costs of raw materials, packaging, fuel and other materials fluctuate. Prices for certain Fresh Dairy Direct and Morningstar Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost change and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional raw milk prices declined in the first half of 2012 before modestly rising during the third quarter of 2012, representing a 6% sequential increase but a 23% decline from the year ago quarter. We expect Class I and Class II prices to continue to increase moderately through the balance of the year, due to rising feed costs resulting from the summer heat and drought conditions in the Midwest, before declining slightly in the first half of 2013.

Organic Raw Milk — The primary raw material used in our organic milk-based products is organic raw milk. We currently work with more than 600 dairy farmers across the United States and purchase approximately 93% of our organic raw milk from this network. The balance of our organic raw milk is sourced from two farms that we own. We generally enter into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate us to purchase certain minimum quantities of organic raw milk. The dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products, while supply shortages can cause product shortages and higher costs to us. We continue to take proactive steps to manage our organic raw milk supply to ensure we are able to maintain our leading position in the premium dairy category.

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

Retail and Customer Environment

As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages rather than the previous two years when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively during the first nine months of 2012. In general, our fluid milk volumes have continued to outpace the industry due to the addition of new customers during the second half of 2011. Despite declining volumes in the fluid milk industry, which impacts our sales volume performance, we expect our fluid milk volumes to remain flat in the near term.

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

Tax Rate

Income tax expense for the first nine months of 2012 was recorded at an effective rate of 53.3% including the sale of our interest in CCC as described above and in Note 4 to our unaudited Condensed Consolidated Financial Statements. Excluding the sale, our effective tax rate was 36.9%. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

Commercial Arrangements

In connection with the WhiteWave IPO discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, our separate lines of businesses have entered into agreements that formalize and, in certain cases, modify ongoing commercial arrangements. These agreements became effective no later than October 31, 2012. Following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. In the case of a spin-off or other tax-free disposition, these intersegment sales would become third-party sales that, along with their related costs, would no longer be eliminated in consolidation.

See “Part II – Other Information – Item 1A – Risk Factors” in this Form 10-Q and “Part I — Item 1A — Risk Factors” in our 2011 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Statement Regarding The WhiteWave Foods Company Registration Statement

A registration statement relating to the securities of The WhiteWave Foods Company has been filed with and declared effective by the SEC. This Form 10-Q does not constitute an offer to sell or the solicitation of an offer to buy nor will there be any sale of the securities in any state or jurisdiction in which such offer an offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2011 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this quarterly report, our Disclosure Controls were effective as of September 30, 2012.

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

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our 2011 Annual Report on Form 10-K, other than as set forth below:

A spin-off or other disposition of our remaining ownership interest in The WhiteWave Foods Company (“WhiteWave”) may adversely affect our business, results of operation or financial condition, or we may not be able to complete a spin-off.

On October 31, 2012, WhiteWave completed its initial public offering of shares of its Class A common stock (the “WhiteWave IPO”). (See Note 2 to our unaudited Condensed Consolidated Financial Statements for more information regarding the WhiteWave IPO.) We have announced our intention to effect a tax-free spin-off or other tax-free disposition of all or a portion of our remaining ownership interest in WhiteWave to our stockholders as soon as practicable but no earlier than the expiration or waiver of the 180-day lock-up period under the WhiteWave IPO underwriting agreement, which will expire on April 23, 2013. In connection with any spin-off or other disposition of our remaining ownership interest in WhiteWave:

•

our stock price could fluctuate significantly in response to developments relating to the proposed spin-off or other disposition or other action or market speculation regarding the proposed spin-off or other disposition;

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

•	we may incur substantial increases in general and administrative expense associated with the need to retain and compensate third party consultants and advisors (including legal counsel);

•	we may encounter difficulties in maintaining relationships or arrangements with customers, key suppliers, and other parties; and

•

subsequent to any spin-off or other disposition that results in us owning less than a controlling financial interest in WhiteWave, our financial results will no longer be consolidated with WhiteWave’s financial results and we will report WhiteWave’s operating results as discontinued operations, which we expect will materially and adversely affect our consolidated results of operations.

Any such spin-off or other distribution would be subject to various conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and in the case of a spin-off or other tax-free disposition, our receipt of a private letter ruling from the Internal Revenue Service (“IRS”) and/or an opinion of counsel that our contribution of WWF Operating Company to WhiteWave, and such tax-free spin-off or other disposition, taken together, would be tax free to us and our stockholders. There can be no assurance as to when the proposed spin-off or other disposition will be completed, if at all.

Any spin-off or other disposition of our remaining ownership interest in WhiteWave could result in significant tax liability to us.

We are seeking a private letter ruling from the IRS to the effect that our contribution of the capital stock of WWF Operating Company to WhiteWave, the spin-off of shares of WhiteWave common stock to our stockholders and certain other potential dispositions of WhiteWave common stock to our creditors, taken together, would be tax free to us and our stockholders and that accordingly, for U.S. federal income tax purposes, no gain or loss will be recognized by, and no amount will be included in the income of, a holder of Dean Foods common stock upon the receipt of shares of WhiteWave common stock pursuant to any such spin-off, except to the extent such holder receives cash in lieu of fractional shares of WhiteWave common stock. There can be no assurance that we will receive any such private letter ruling from the IRS and, even if we do receive a private letter ruling from the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling. In addition, because there are certain legal issues in such transactions on which the IRS refuses to issue rulings, we intend to supplement any private letter ruling we receive from the IRS with an opinion from our outside tax advisors on those issues. Any such tax opinion, however, would not be binding on the IRS.

If the contribution, spin-off and other dispositions described above, taken together, do not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, upon completion of a spin-off of WhiteWave common stock by Dean Foods, Dean Foods would recognize gain equal to the excess of the fair market value of the distributed WhiteWave common stock over its tax basis in the distributed WhiteWave common stock. Our stockholders would be subject to tax as if they had received a distribution equal to the fair market value of the WhiteWave common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each stockholder’s tax basis in our common stock, and thereafter as capital gain with respect to the remaining value. It is expected that the amount of any such taxes to us and our stockholders would be substantial. In addition, even if these transactions otherwise qualify for tax-free treatment for U.S. federal income tax purposes, we could be subject to corporate income tax if any shares of WhiteWave common stock that we retain following any such spin-off are not disposed of in a qualifying manner.

The tax rules applicable to a tax-free spin-off may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after any tax-free spin-off or other tax-free disposition of our remaining ownership interest in WhiteWave.

Current U.S. federal income tax law creates a presumption that a spin-off of WhiteWave would be taxable to us, but not our stockholders, if such spin-off is part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in us or WhiteWave. Acquisitions that occur during the four-year period that begins two years before the date of the spin-off are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the spin-off. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a spin-off are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the U.S. Treasury regulations. In addition, the U.S. Treasury regulations provide several “safe harbors” for acquisitions that are not considered to be part of a plan.

These rules will limit our ability during the two-year period following any spin-off to enter into certain transactions that may be advantageous to us and our stockholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, disposing of certain assets, engaging in mergers and acquisitions, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired.

To preserve the tax-free treatment of any spin-off to us and our stockholders, under the tax matters agreement that we entered into with WhiteWave in connection with the WhiteWave IPO, we are prohibited from taking or failing to take (or permitting any of our subsidiaries, other than WhiteWave and its subsidiaries, to take or fail to take) any action where such action or failure to act would be inconsistent with any material, information, covenant or representation that relates to facts or matters related to Dean Foods (or any of our subsidiaries, other than WhiteWave and its subsidiaries) or our business or within our control and is contained in any representation letter related to the private letter ruling or tax opinion (or any supplemental private letter ruling or tax opinion that may be necessary) mentioned above. This restriction may limit our ability to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. This restriction may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

Item 5.	Other Information

On November 8, 2012, Dean Foods announced the future resignations of Shaun Mara, Dean Foods’ Executive Vice President and Chief Financial Officer, and Steve Kemps, Dean Foods’ Executive Vice President, General Counsel and Corporate Secretary. Under the terms of letter agreements entered into with Messrs. Mara and Kemps in connection with their planned resignations, Messrs. Mara and Kemps will continue to serve in their current roles until March 1, 2013 (the “Transition Date”), at which time they will resign as officers of the company and will thereafter provide consulting services to Dean Foods on a transitional basis until June 30, 2013 or such earlier time as may be agreed to by Dean Foods’ Chief Executive Officer (the “Departure Date”). The letter agreements are described in more detail below.

Effective as of March 1, 2013, Chris Bellairs, currently the Chief Financial Officer of Dean Foods’ Fresh Dairy Direct business, is expected to assume the role of Executive Vice President and Chief Financial Officer, and Rachel Gonzalez, currently Dean Foods’ Senior Vice President and Deputy General Counsel, is expected to assume the role of Dean Foods’ Executive Vice President, General Counsel and Corporate Secretary.

Mr. Bellairs, age 51, joined Dean Foods in June 2008 as Vice President of Finance, Supply Chain. In January 2012, he was promoted to serve as Chief Financial Officer of Dean Foods’ Fresh Dairy Direct business. Prior to joining Dean Foods, Mr. Bellairs worked at PepsiCo, Inc., a global food and beverage company, from 1996 to 2004, where he most recently served as Vice President and Chief Financial Officer for the Foodservice and Vending division and led the financial integration of the Quaker Oats, Gatorade and Tropicana brands. Prior to joining PepsiCo, he worked at Procter & Gamble in various finance management roles and served as divisional Chief Financial Officer at Expedia, Inc. and Iron Mountain Incorporated and in a senior leadership role at The University of Notre Dame. Mr. Bellairs was an intelligence officer in the US Army for 6 years.

Ms. Gonzalez, age 43, joined Dean Foods in 2008 as Chief Counsel, Corporate & Securities. Prior to joining Dean Foods, Ms. Gonzalez served as Senior Vice President and Group Counsel for Mergers and Acquisitions at Affiliated Computer Services, Inc. (“ACS”), which was a publicly traded company providing business process outsourcing and information technology solutions, from 2006 to 2008. Prior to joining ACS, she was a partner in the law firm of Morgan, Lewis and Bockius LLP in the Business and Finance Practice Group.

Letter Agreements

On November 7, 2012, in connection with their resignations, Messrs. Mara and Kemps entered into letter agreements with Dean Foods governing their continued service with the company. Pursuant to the letter agreements, each of Messrs. Kemps and Mara will remain in their current roles as executive officers of Dean Foods until the Transition Date and thereafter will provide consulting services to Dean Foods on a transitional basis until the Departure Date. Dean Foods will treat the resignations of the employees on the Departure Date as voluntary terminations for Good Reason within the meaning of the Dean Foods Company Amended and Restated Executive Severance Pay Plan (the “Severance Plan”), and each of Messrs. Mara and Kemps will receive the amounts payable to them pursuant to the Severance Plan. The Severance Plan is filed as Exhibit 10.1 to Dean Foods’ Current Report on Form 8-K filed with the Securities and Exchange Commission on November 19, 2010. If Mr. Mara’s or Mr. Kemps’ employment is terminated by Dean Foods without Cause (as defined in the Severance Plan) prior to the Departure Date, then he will have the right to receive the specified payments under the Severance Plan as if his employment were terminated for Good Reason on the Departure Date.

Pursuant to the letter agreements, the base salary and target bonus amount as a percentage of salary for each of Messrs. Mara and Kemps will remain at their current levels during the duration of the letter agreement. In addition, Messrs. Mara’s and Kemps’ equity awards will continue to vest and they will be eligible to continue to participate in the company’s Executive Retention Plan, 401(k) plan, Supplemental Employee Retirement Plan and other general welfare and benefit plans through the Departure Date.

The description of the letter agreements is qualified in its entirety by reference to the full text of such agreements, which are filed as Exhibits to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

10.1	Letter Agreement between Dean Foods Company and Shaun Mara dated November 7, 2012.

10.2	Letter Agreement between Dean Foods Company and Steven J. Kemps dated November 7, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

November 8, 2012