Form 10-K
period 2012-12-31
DEAN FOODS CO
filed 2013-02-27
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant at June 30, 2012, based on the $17.03 per share closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2012, was approximately $3.10 billion.

The number of shares of the registrant’s common stock outstanding as of February 15, 2013 was 185,921,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 15, 2013, which will be filed within 120 days of the registrant’s fiscal year end, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We are a leading food and beverage company and the largest processor and distributor of milk and other fluid dairy products in the United States as well as a North American and European leader in branded plant-based beverages, such as soy, almond and coconut milks, and other plant-based food products. As we continue to evaluate and seek to maximize the value of our leading brands and product offerings, we have aligned our leadership teams, operating strategies and supply chain initiatives around our two business segments: Fresh Dairy Direct and The WhiteWave Foods Company (“WhiteWave”), which is our publicly traded, majority-owned subsidiary.

Fresh Dairy Direct is the largest processor and distributor of fluid milk in the United States, and Fresh Dairy Direct also processes and distributes other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. Fresh Dairy Direct also produces and distributes Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk.

WhiteWave is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. WhiteWave manufactures, markets and sells plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe under widely-recognized brands including Silk® plant-based beverages, International Delight® and LAND O LAKES® coffee creamers and beverages and Horizon Organic® premium dairy products in North America, as well as Alpro® and Provamel® plant-based foods and beverages in Europe.

As of February 15, 2013, and as described below under “— Developments Since January 1, 2012”, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. Unless and until a spin-off of WhiteWave occurs or we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own.

Unless stated otherwise, any reference to income statement items in this Form 10-K refers to results from continuing operations.

Our principal executive offices are located at 2711 North Haskell Avenue, Suite 3400, Dallas, Texas 75204. Our telephone number is (214) 303-3400. We maintain a web site at www.deanfoods.com. We were incorporated in Delaware in 1994.

Developments since January 1, 2012

Initial Public Offering of The WhiteWave Foods Company and Proposed Spin-Off or Other Disposition — On October 31, 2012, our then wholly-owned subsidiary, WhiteWave, completed an initial public offering (the “WhiteWave IPO”) of 23 million shares of its Class A common stock at a price to the public of $17.00 per share. Prior to completion of the WhiteWave IPO, we contributed the capital stock of WWF Operating Company (“WWF Opco”), another previously wholly-owned subsidiary of ours that held substantially all of the assets and liabilities associated with our WhiteWave segment, to WhiteWave in exchange for 150 million shares of Class B common stock of WhiteWave.

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described below, to repay then-outstanding obligations under intercompany notes owed to Dean Foods. Dean Foods subsequently utilized these proceeds to repay a portion of the outstanding indebtedness under its senior secured credit facility. See Note 10 to our Consolidated Financial Statements. The remaining net proceeds of approximately $86 million from the WhiteWave IPO and the initial borrowings described below were used to repay indebtedness under WhiteWave’s senior secured credit facilities.

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

We have announced our intention to effect a tax-free spin-off of shares of WhiteWave in May, following the April 23, 2013 expiration of the lock-up period under the WhiteWave IPO underwriting agreement. We have received a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to us and our stockholders for U.S. federal income tax purposes. We have also announced plans to retain up to 19.9% of the outstanding WhiteWave shares, or up to 34.4 million shares, with the intention to monetize or otherwise distribute the position in a tax-free manner at a later date. The spin-off or other disposition is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the maintenance of the private letter ruling from the IRS, the receipt of an opinion of counsel and the existence of satisfactory market conditions. There can be no assurance as to when the proposed spin-off or any other disposition will be completed, if at all. Unless and until we cease to own a controlling financial interest in WhiteWave, we will consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own.

Additionally, on October 12, 2012, WhiteWave entered into a $1.35 billion senior secured credit facility, and on October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under this facility. WhiteWave contributed substantially all of the initial net proceeds of this borrowing to WWF Opco and caused WWF Opco to use those net proceeds to repay then-outstanding obligations under intercompany notes owed to Dean Foods. We used those funds to repay a portion of the then-outstanding debt under our senior secured credit facilities. Dean Foods Company is not a guarantor under WhiteWave’s credit facilities.

In connection with the WhiteWave IPO, we entered into various agreements relating to the separation of the WhiteWave business from the rest of Dean Foods’ businesses, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and several commercial agreements. Additionally, in connection with the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors of Dean Foods Company’s senior secured credit facility (and designated as “unrestricted subsidiaries” thereunder) and Dean Foods’ senior notes due 2016 and 2018, and Dean Foods Company has been released from its guarantee of Alpro’s revolving credit facility.

During the year ended December 31, 2012, we incurred approximately $26 million in transaction costs associated with the WhiteWave IPO and the related business separation, which were expensed as incurred. See Note 2 and Note 10 to our Consolidated Financial Statements for additional information regarding the WhiteWave IPO.

Divestiture of Morningstar Foods — During 2012, our management began evaluating strategic alternatives related to our Morningstar division, which is a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. On December 2, 2012, we entered into an agreement to sell the Morningstar division to a third party. The sale closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. All of the operations of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011. See Note 3 and Note 10 to our Consolidated Financial Statements for further information regarding the Morningstar divestiture and the use of related proceeds.

Management Changes — In connection with the WhiteWave IPO, on August 7, 2012, Gregg L. Engles was appointed Chief Executive Officer and Chairman of the Board of Directors of WhiteWave. Mr. Engles resigned as Chief Executive Officer of Dean Foods effective upon completion of the WhiteWave IPO on October 31, 2012.

Additionally, on August 7, 2012, in connection with the WhiteWave IPO, Gregg A. Tanner was appointed to serve as Chief Executive Officer of Dean Foods, effective as of the completion of the WhiteWave IPO, and he assumed that role on October 31, 2012. Mr. Tanner served as President, Fresh Dairy Direct and Chief Supply Chain Officer of Dean Foods since January 2012. Prior to that time, Mr. Tanner served as our Executive Vice President and Chief Supply Chain Officer since joining the Company in November 2007.

In connection with the WhiteWave IPO, the following additional management changes became effective:

•	Blaine E. McPeak and Bernard P. J. Deryckere ceased serving as executive officers of Dean Foods but continued in their roles and serve as executive officers of WhiteWave, and

•	Thomas N. Zanetich, who formerly served as Executive Vice President, Human Resources of Dean Foods transitioned to Executive Vice President, Human Resources of WhiteWave.

Further, on November 8, 2012, we announced the future resignations of Shaun Mara, our Executive Vice President and Chief Financial Officer, and Steve Kemps, our Executive Vice President, General Counsel and Corporate Secretary. Under the terms of letter agreements entered into in connection with their planned resignations, Messrs. Mara and Kemps will continue to serve in their current roles until March 1, 2013, at which time they will resign as officers of Dean Foods and will thereafter provide consulting services to us on a transitional basis until April 1, 2013.

Effective as of March 1, 2013, Chris Bellairs, who previously served as the Chief Financial Officer of our Fresh Dairy Direct business and currently serves as our Executive Vice President, Chief Financial Officer

Designate, will assume the role of Executive Vice President and Chief Financial Officer, and Rachel Gonzalez, who previously served as our Senior Vice President and Deputy General Counsel and currently serves as our Executive Vice President, General Counsel Designate, will assume the role of Executive Vice President, General Counsel and Corporate Secretary.

Conventional Raw Milk Environment — Prices for conventional raw milk, our primary ingredient, declined in the first half of 2012 and rose materially every month of the third and fourth quarter of 2012, hitting a near-historic peak of $21.39 in December. This is the third highest month in the last five years and 40% above the June low price of the year. Class I prices declined moderately at the beginning of 2013, and we expect Class I prices to trade in a relatively narrow range and to remain at or near this level through the first half of the year.

Retail and Customer Environment — As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages, which is in contrast to 2010 and 2011, when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively during 2012. Additionally, our volumes continued to outperform our peers throughout the year.

Over the course of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within our Fresh Dairy Direct business; however, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in a loss of a portion of that customer’s business, which will begin to be reflected in the second quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result, we expect total fluid milk volumes to decline in the low-single digits in 2013. We expect to accelerate our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Facility Closing and Reorganization Activities — During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. We incurred charges of $32.2 million under this initiative during the year ended December 31, 2012, primarily related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. Additionally, we approved the closure of four Fresh Dairy Direct facilities during 2012.

During the fourth quarter of 2012, our management team approved a plan to reorganize Fresh Dairy Direct’s field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure will enable faster decision-making and create enhanced opportunities to build our Fresh Dairy Direct business. During 2012, we recorded charges of $6.0 million under this initiative, related to severance costs associated with the first tranche of this program. We are committed to identifying opportunities for cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network and transform our business. Specifically, we plan to build upon the success of the cost reduction actions undertaken in 2012 and significantly accelerate those efforts in 2013. Although these plans are still being developed and have not yet been approved by our executive management team, we expect the cost reductions to include the closure of 10-15% of our production facilities and the elimination of a significant number of distribution routes, as well as associated selling, general and administrative expenses. See Note 17 to our Consolidated Financial Statements for more information regarding our facility closing and reorganization activities.

Obligations Related to Consolidated Container Company — On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $58.0 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which was paid during the fourth quarter of 2012. During 2012, we recorded a pre-tax gain from the sale of $58.0 million and additional income tax expense of $68.4 million, resulting in a net after-tax loss on the sale of the investment of $10.4 million. See Note 4 to our Consolidated Financial Statements for further information.

Our Reportable Segments

We have two reportable segments, Fresh Dairy Direct and WhiteWave, which are described below.

Fresh Dairy Direct

Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, juices and teas to retailers, foodservice outlets, distributors, educational institutions and governmental entities across the United States.

Fresh Dairy Direct’s net sales totaled $9.3 billion in 2012, or approximately 81% of our consolidated net sales. The following charts depict Fresh Dairy Direct’s 2012 net sales by product, customer and volume mix of company branded versus private label products.

(1)	Includes half-and-half and whipping cream.
(2)	Includes creamers and other ESL fluids.
(3)	Includes fruit juice, fruit-flavored drinks, iced tea and water.
(4)	Includes ice cream, ice cream mix and ice cream novelties.
(5)	Includes items for resale such as butter, cheese, eggs and milkshakes.
(6)	Includes restaurants, hotels and other foodservice outlets.

Fresh Dairy Direct sells its products under local and regional proprietary or licensed brands. Products not sold under these brands are sold as private label. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department. Fresh Dairy Direct’s largest customer is Wal-Mart, including its subsidiaries such as Sam’s Club, which accounted for approximately 23% of Fresh Dairy Direct’s net sales in 2012

As of December 31, 2012, Fresh Dairy Direct’s local and regional proprietary and licensed brands included the following:

Alta Dena®

Arctic Splash®

Atlanta Dairies®

Barbers®

Barbe’s®

Berkeley Farms®

Broughton™

Brown Cow®

Brown’s Dairy®

Bud’s Ice Cream™

Chug®

Country Churn®

Country Delite™

Country Fresh®

Country Love®

Creamland™

Dairy Fresh®

Dairy Pure®

Dean’s®

Dipzz®

Fieldcrest®

Foremost® (licensed brand)

Fruit Rush®

Gandy’s™

Garelick Farms®

Hershey’s® (licensed brand)

Hygeia®

Jilbert™

Knudsen® (licensed brand)

LAND O LAKES® (licensed brand)

Land-O-Sun & design®

Lehigh Valley Dairy Farms®

Liberty™

Louis Trauth Dairy Inc.®

Maplehurst®

Mayfield®

McArthur®

Meadow Brook®

Meadow Gold®

Mile High Ice Cream™

Model Dairy®

Morning Glory®

Nature’s Pride®

Nurture®

Nutty Buddy®

Oak Farms®

Over the Moon®

Pet® (licensed brand)

Pog® (licensed brand)

Price’s™

Purity™

Reiter™

Robinson™

Saunders™

Schenkel’s All*Star™

Schepps®

Shenandoah’s Pride®

Stroh’s®

Swiss Dairy™

Swiss Premium™

Trumoo®

T.G. Lee®

Tuscan®

Turtle Tracks®

Verifine®

Viva®

Fresh Dairy Direct currently operates 79 manufacturing facilities in 32 states located largely based on customer needs and other market factors. For more information about facilities in Fresh Dairy Direct, see “Item 2. Properties.” Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. This form of delivery is called a “direct store delivery” or “DSD” system. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States.

The primary raw material used in Fresh Dairy Direct products is conventional milk (which contains both raw milk and butterfat) that we purchase primarily from farmers’ cooperatives, as well as from independent farmers. The federal government and certain state governments set minimum prices for raw milk and butterfat on a monthly basis. Another significant raw material used by Fresh Dairy Direct is resin, which is a fossil fuel-based product used to make plastic bottles. The price of resin fluctuates based on changes in crude oil and natural gas prices. Other raw materials and commodities used extensively by Fresh Dairy Direct include diesel fuel, used to operate our extensive DSD system, and juice concentrates and sweeteners used in our products. Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation with fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases, particularly for non-dairy input costs such as diesel and resin.

Fresh Dairy Direct has several competitors in each of its major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors’ products. In some cases Fresh Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious and healthy product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with approximately $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well-documented challenges. It is a mature and fragmented industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the USDA, per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry experienced retail and wholesale margin erosion in 2010 and 2011 due to steady increases in conventional milk prices over that time; however, during the fourth quarter of 2011, milk prices decreased slightly and continued to decline through the second quarter of 2012. Retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively. Milk prices rose significantly during the second half of 2012; however, we were able to effectively adjust our pricing to offset these costs.

Throughout 2013, we will also continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within our Fresh Dairy Direct business; however, the fluid milk industry remains highly competitive. We expect total fluid milk volumes to decline in the low-single digits in 2013 due principally to the impact of the RFP described above in “Developments Since January 1, 2012”. We plan to accelerate our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

For more information on factors that could impact Fresh Dairy Direct, see “— Government Regulation — Milk Industry Regulation”, “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 20 to our Consolidated Financial Statements.

WhiteWave

WhiteWave is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. WhiteWave manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. Their widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while their popular European brands of plant-based foods and beverages include Alpro and Provamel.

Going forward, WhiteWave expects to drive further sales and growth by strengthening its existing product categories, expanding its brands into logical adjacent product categories, focusing on new product development and capitalizing on emerging consumer trends.

WhiteWave’s net sales totaled $2.2 billion in 2012, or approximately 19% of our consolidated net sales. WhiteWave sells its products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, convenience stores, and health food stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. Core commercial capabilities, including speed-to-market and an extensive supply chain network, enable WhiteWave to achieve and sustain leading positions and drive growth in brand platforms. WhiteWave sells its products primarily through its direct sales force and independent brokers. WhiteWave’s largest customer is Wal-Mart, including its subsidiaries such as Sam’s Club, which accounted for approximately 19% of WhiteWave’s net sales in 2012. Approximately 84% of WhiteWave’s net sales are domestic.

The following charts graphically depict WhiteWave’s 2012 net sales by product category and customers:

WhiteWave currently operates five domestic and four international manufacturing facilities. For more information about our WhiteWave facilities, see “Item 2. Properties.” Some of WhiteWave’s products are manufactured by third-party manufacturers under processing agreements. The majority of WhiteWave’s products are delivered through warehouse delivery systems.

The primary raw material used in WhiteWave’s organic milk-based products is organic raw milk. WhiteWave currently works with more than 600 dairy farmers across the United States and purchases 93% of its organic raw milk from this network. The balance of its organic raw milk is sourced from two farms that it owns. WhiteWave generally enters into supply agreements with organic dairy farmers with typical terms of two to five years, which obligates it to purchase certain minimum quantities of organic raw milk. The organic dairy industry continues to experience significant swings in supply and demand. Industry regulation and the costs of organic farming compared to the cost for conventional farming can impact the supply of organic raw milk in the market.

The primary raw materials used in WhiteWave’s creamer products are conventional raw milk, palm oil, flavorings and sweeteners. Certain of these raw materials are purchased under long-term contracts to better manage the supply and costs of our inputs.

The primary raw materials used in WhiteWave’s plant-based products include non-genetically modified (“non-GMO”) soybeans, organic soybeans and almonds. Soybeans and almonds are generally available from several suppliers and WhiteWave is not dependent on any single supplier for these raw materials.

WhiteWave has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on brand recognition and the expected or historical sales performance of the product compared to its competitors’ products. In some cases, WhiteWave pays fees to retailers to obtain shelf-space for its products. Competition for consumer sales is based on many factors, including brand recognition, price, taste preferences and quality. Consumer demand for plant-based and organic beverages and foods has grown in recent years due to growing consumer confidence in the health benefits attributable to these products, and WhiteWave believes it has a leading position in these categories.

For more information on factors that could impact the results of our WhiteWave segment, see “— Government Regulation — Organic Regulations,” “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs,” as well as Note 19 to our Consolidated Financial Statements.

Current Business Strategy

The evolution of Dean Foods into a leading dairy processor began in the early nineties with an acquisition-focused strategy centered on creating scale to align with a consolidating customer base. Between 1993 and 2009, we completed more than 40 acquisitions of high quality dairies, dairy products and plant-based brands, increasing net sales from $150 million to more than $11 billion in 2012. We believe our portfolio of manufacturing and distribution assets enables us to offer regional and national branded and private label products across a variety of product categories, ranging from short shelf life (less than 20 days) to extended shelf life (“ESL”) (45 to 60 days) to shelf stable products (6 to 12 months), to customers in a cost effective manner. We believe that Fresh Dairy Direct operates one of the most extensive refrigerated DSD networks in the United States, and WhiteWave maintains significant share positions in plant-based foods and beverages, coffee creamers and beverages and premium dairy products in North America and Europe.

Each of our reporting segments, Fresh Dairy Direct and WhiteWave, operates a distinct business, with separate strategies to address their respective sets of business opportunities and challenges. As explained more fully below, our Fresh Dairy Direct strategy focuses on volume growth and cost reduction, as well as effective pricing to pass through commodity cost changes. In contrast, we believe WhiteWave is well positioned to build on the continuing growth of its business, and it has developed strategies to further expand that growth while continuing to focus on cost reduction and capability building.

Fresh Dairy Direct

Fresh Dairy Direct’s strategy is to build on its unique capabilities and cost reduction opportunities to create an advantaged low-cost position in the fluid milk category. We have a continued focus on the core fundamentals that drove our successes in 2011 and 2012. We are the largest fluid dairy processor in the nation, and we are uniquely positioned as the largest fluid milk processor with a national network of processing assets. To build the core fluid milk business while meeting current market challenges and customer expectations, Fresh Dairy Direct focuses on the following:

Volume Performance

•

Driving volume performance at attractive economic returns and continuing to grow our share in the fluid milk category through the acquisition of new customers and expanding relationships with existing customers.

Cost Reduction

•	Utilizing our unique size and national position to reduce costs to create a significantly advantaged low-cost position in private label milk;

•	Improving asset utilization across our coast-to-coast network to drive efficiency and lower our cost per unit through strategic network optimization activities;

•	Utilizing technological and financial capabilities to improve the routing and efficiency of our DSD network;

•	Distributing best practices and driving manufacturing efficiency through an employee-led continuous improvement initiative; and

•	Taking advantage of the size of our total procurement needs to drive greater savings across our major purchases.

Effective Pricing

•	Utilizing improved pricing protocols and technology to effectively pass through increases in dairy and other significant commodity costs; and

•

Building on our current program to actively hedge commodity costs through the execution of derivative instruments and fixed-price forward purchase contracts to bring greater stability to our input costs.

In addition to the core objectives outlined above, we continue to explore opportunities to selectively expand our Tru Moo brand.

We have continued our efforts to align our field and support functions under a single, streamlined leadership team, which we believe will facilitate the decision-making process in the field and create enhanced opportunities to build the Fresh Dairy Direct business.

WhiteWave

WhiteWave competes in the branded plant-based foods and beverages (such as soy, almond, coconut and hazelnut drinks), coffee creamers and beverages and premium dairy products categories, which it believes have strong long-term growth potential due to their relative immaturity, low household penetration numbers and strong consumer interest. Within these categories, WhiteWave brands are often category leaders. To further build growth, the WhiteWave strategy encompasses the following:

Build on the Equity in Core Brands

WhiteWave’s core brands are leaders in categories which are experiencing strong consumer momentum. WhiteWave intends to continue building on the equity of core brands by introducing innovative products and expanding offerings under those established brands to raise consumer awareness of its products’ attributes which, in turn, should allow it to expand sales to a broader set of consumers and consumption occasions. WhiteWave expects to expand the role of its brands even further with retail customers, who recognize the accelerated growth that these brands bring to their businesses.

Drive Growth Through Innovation

WhiteWave has a history of driving growth through pioneering new subcategories, capitalizing on emerging trends and introducing product extensions under its brands. WhiteWave’s recent product launches have allowed it to continue to grow in its existing categories and subcategories and deliver innovative products under trusted brands.

Continue to Identify Cost Reduction Opportunities to Reinvest in Brands and Operational Capabilities

WhiteWave is committed to pursuing operational cost reduction programs in order to maintain its competitive position and support its growth strategy. Company-wide cost reduction programs improve operational efficiency through the elimination of excess costs. By realizing savings through these cost reduction programs, WhiteWave can reinvest in its business to build its brands and improve its capabilities as it strives to drive growth and deliver superior service to retail and foodservice customers.

Selectively Pursue Expansion Opportunities in Attractive New Geographies

WhiteWave’s leading brands, on-trend innovative products, and sales, marketing and supply chain capabilities provide opportunities to expand its business globally by:

•	broadening the distribution of successful products across existing geographies;

•	driving distribution of brands and products into geographies adjacent to existing geographies; and

•	introducing brands and products in new, high-growth regions across the globe.

Corporate Responsibility

Within our business strategies, a sense of corporate responsibility remains an integral part of our efforts, despite the economic challenges we have faced. As we work to strengthen our business, we are committed to do it in a way that is right for our employees, shareholders, consumers, customers and the environment. We intend to realize savings by reducing waste and duplication while we continue to support programs that improve our local communities. We believe that our customers, consumers and suppliers value our efforts to operate in an ethical, environmentally sustainable, and socially responsible manner.

Seasonality

Our business is affected by seasonal changes in the demand for dairy products. The demand for dairy is fairly stable through the first three quarters of the year with a marked increase in the fourth quarter. Fluid milk volumes tend to decrease in the second and third quarters of the year primarily due to the reduction in dairy consumption associated with our school business. However, this drop in volumes is partially offset by the increase in ice cream and ice cream mix consumption during the summer months. Sales volumes are typically higher in the fourth quarter associated with increased dairy consumption, especially fresh cream and creamers, during seasonal holidays. Because certain of our operating expenses are fixed, fluctuations in volumes and revenue from quarter to quarter may have a material effect on operating income for the respective quarters.

Intellectual Property

We are continually developing new technology and enhancing existing proprietary technology related to our dairy and plant-based operations. As of December 31, 2012, 16 U.S. and six international patents have been issued to us and 20 U.S. and 25 international patent applications are pending or published. Of this amount, WhiteWave has nine U.S. and four international patents issued and 14 U.S. and 17 international patents are pending or published. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our technology and other intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain portions of our proprietary technology or trademarks.

WhiteWave licenses the right to utilize certain brand names, including LAND O LAKES, Almond Joy, Cold Stone, Cinnabon, Hershey’s, and YORK, on certain of its products. In addition, WhiteWave has entered into a license agreement with Martek Biosciences Corporation to use products covered by patents for supplementing certain of its premium dairy and soy products with DHA Omega-3.

Research and Development

Our research and development (“R&D”) activities, including those related to our Fresh Dairy Direct business, are conducted at WhiteWave’s facilities in Broomfield, Colorado and Wevelgem, Belgium. At these facilities, experienced consumer packaged goods professionals generate and test new product concepts, new flavors, and packaging. For example, the Broomfield, Colorado R&D facility includes capabilities in product development, dairy and plant-based chemistry, and processing technology, including ESL and shelf-stable technologies. We conduct focus group studies and consumer testing of new product concepts in WhiteWave’s on-site innovation center, which provides opportunities to develop product prototypes and marketing strategies with direct consumer input. The Wevelgem, Belgium R&D professionals have extensive experience in developing a broad range of plant-based products, including drinks, yogurts, desserts and creams.

The R&D organization primarily develops products internally, but also leverages external technical experts for open innovation for new product ideas and concepts. Additionally, our R&D teams are actively involved in cost reduction initiatives across all brands.

Our total R&D expense was $14.4 million, $14.6 million and $20.7 million for 2012, 2011 and 2010, respectively.

Employees

As of December 31, 2012, we had the following employees:

	Number of Employees	% of Total Employees
Fresh Dairy Direct	18,898	86%
WhiteWave	2,585	12
Corporate	432	2

Total	21,915	100%

Approximately 39% of Fresh Dairy Direct’s employees participate in collective bargaining agreements, and approximately 41% of WhiteWave’s employees are unionized or have works council representation. We believe our relationship with our employees and these organizations is satisfactory.

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

The federal government’s minimum prices vary depending on the processor’s geographic location or sales area and the type of product manufactured. Federal minimum prices change monthly. Class I butterfat and raw skim milk prices (which are the minimum prices we are required to pay for raw milk that is processed into Class I products such as fluid milk) and Class II raw milk prices (which are the prices we are required to pay for raw milk that is processed into Class II products such as cottage cheese, creams, creamers, ice cream and sour cream) for each month are announced by the federal government the immediately preceding month. Additionally, while WhiteWave is subject to federal government regulations that establish minimum prices for milk, the prices it pays producers of organic raw milk are generally well above such minimum prices, as organic milk production is generally more costly, and organic milk therefore commands a price premium.

Some states have established their own rules for determining minimum prices for raw milk. In addition to the federal or state minimum prices, we also may pay producer premiums, procurement costs and other related charges that vary by location and supplier.

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labeling, and the FTC may review labeling and advertising materials, including online and television advertisements to determine if advertising materials are misleading. Similarly, many states review dairy product labels to determine whether they comply with applicable state laws. In addition, the European Union has issued and enforces rules governing foodstuff labeling, nutrition, and health claims. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

Organic Regulations

WhiteWave’s organic products are required to meet the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. These regulations require strict methods of production for organic food products and limit the ability of food processors to use non-organic or synthetic materials in the production of organic foods or in the raising of organic livestock. WhiteWave believes that it is in material compliance with the organic regulations applicable to its business.

Minority Holdings and Other Interests

Consolidated Container Company

On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $58.0 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which was paid during the fourth quarter of 2012. During 2012, we recorded a pre-tax gain from the sale of $58.0 million and additional income tax expense of $68.4 million, resulting in a net after-tax loss on the sale of the investment of $10.4 million.

We have entered into various supply agreements with CCC through December 31, 2014, pursuant to which we have agreed to purchase certain of our requirements for plastic bottles and bottle components from CCC. We spent $204.1 million on products purchased from CCC during 2012 through July 3rd (the date of sale) and $314.9 million and $268.2 million during the years ended December 31, 2011 and 2010, respectively. See Note 4 to our Consolidated Financial Statements for more information regarding our relationship with CCC.

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

Business, Competitive and Strategic Risks

We may not realize anticipated benefits from our accelerated cost reduction efforts as expected.

We have implemented a number of cost reduction initiatives that we believe are necessary to position our business for future success and growth. In order to mitigate continued volume softness in our Fresh Dairy Direct segment, we expect to accelerate cost reduction activities in 2013 through, among other things, closing 10 – 15% of our plants. Our future success and earnings growth depend upon our ability to efficiently accelerate our cost reduction initiatives and execute our rationalization plan, the scope of which is significant, on time and within budget. We must be efficient in executing our plans to achieve a lower cost structure and operate efficiently in the highly competitive food and beverage industry, particularly in an environment of increased competitive activity and reduced profitability. To capitalize on our cost reduction efforts, it will be necessary to carefully evaluate future investments in our business, and concentrate on those areas with the most potential return on investment. If we are unable to realize the anticipated benefits from our cost cutting efforts, we could become cost disadvantaged in the marketplace, and our competitiveness and our profitability could decrease.

The loss of, or reductions in sales volume from, any of our largest customers could negatively impact our sales and profits.

Our largest customer, Wal-Mart Stores, Inc. and its subsidiaries, including Sam’s Club, accounted for approximately 22% of consolidated net sales during 2012. During 2012, our top five customers, collectively, accounted for approximately 33% of our consolidated net sales. Historically, we have not generally entered into written agreements with our customers, and where such agreements exist, they are generally terminable at will by the customer. In January 2013, as a result of an RFP, we were advised that a significant customer decided to transfer a meaningful portion of its business to other suppliers beginning in 2013, which we expect to result in low-single digit net fluid milk volume declines in the Fresh Dairy Direct business during 2013, and we are not able to predict the long-term effects of this volume loss on our financial position, results of operations or cash flows. In addition, the loss of volume from this RFP may be more significant than we expect, which could negatively impact our sales and profits. Furthermore, the loss of, or further declines in sales volumes from, any of our large customers for an extended period of time could negatively impact our sales and profits, particularly due to our significant fixed asset base, which may not be easily reduced in response to significant volume declines.

Past price concessions on fluid milk to large format retailers have negatively impacted, and continued price concessions could negatively impact, our operating margins and profitability.

Many of our customers, such as supermarkets, warehouse clubs and food distributors, have experienced industry consolidation in recent years and this consolidation is expected to continue. These consolidations have produced large, sophisticated customers with increased buying power, and have increased the significance of large-format retailers and discounters. As a result, we are increasingly dependent on key retailers, which have significant bargaining power. In addition, some of these customers are vertically integrated and have re-dedicated key shelf-space currently occupied by our regionally branded products for their private label products. Higher levels of price competition and higher resistance to price increases have had a significant impact on our business. In the past, retailers have at times pushed us for price concessions, which has negatively impacted our margins, and continued pressures to make such price concessions could negatively impact our profitability in the future. In addition, the fluid milk category continued to experience low pricing on private label milk during 2012. If we are not able to lower our cost structure adequately, our profitability could continue to be adversely affected by the decrease in margin.

Volume softness in the dairy category has had a negative impact on our sales and profits.

Industry-wide volume softness across dairy product categories continued in 2012. In particular, the fluid milk category has experienced declining volumes over the past several years. Decreasing dairy category volume has increased the impact of declining margins on our business. Periods of declining volumes limit the price increases that we can seek to recapture. We expect these trends to continue for the foreseeable future, which could further negatively affect our business. In addition, in recent years, we have experienced a decline in historical volumes from some of our largest customers, which has negatively impacted our sales and profitability and which will continue to have a negative impact in the future if we are not able to attract and retain a profitable customer mix.

We are subject to competitive bidding situations, the outcome of which could negatively impact our sales and profits.

Many of our retail customers have become increasingly price sensitive in the current economic climate, which has intensified the competitive environment in which we operate. As a result of the intensely competitive dairy environment, we have been subject to a number of competitive bidding situations, both formal and informal, particularly within our Fresh Dairy Direct segment which has meaningfully reduced our sales volumes and profitability on sales to several customers. We expect this trend of competitive bidding to continue. In some cases, we have replaced lost volume with lower margin business, which also negatively impacts our profitability. If we are unable to structure our business to appropriately respond to the pricing demands of our customers, we may lose these customers to other processors that are willing to sell product at a lower cost, which could negatively impact our sales and profits.

Increased competition with our branded products and the continued shift to private label products could impede our growth rate and profit margin.

In recent years, growth in our business has primarily resulted from the strength of our nationally and internationally branded products, the majority of which are produced by our WhiteWave segment, and our regionally branded dairy products, which are produced by our Fresh Dairy Direct segment. We believe that WhiteWave’s brands have benefited in many cases from being the first products introduced in their categories, and their success has attracted competition from other food and beverage companies that produce branded products, as well as from private label competitors. Some of WhiteWave’s competitors have substantial financial and marketing resources. They may be able to introduce innovative products more quickly or market their products more successfully than we can, which could cause our growth rate in certain categories to be slower than we have forecast and could cause us to lose sales.

In addition, we are experiencing a continued shift from branded to private label products. Private label competitors are generally able to sell their products at lower prices because private label products typically have lower marketing costs than their branded competitors. In periods of economic weakness, consumers tend to purchase lower-priced products, including conventional milk, coffee creamers and other private label products, which could reduce sales of our branded products. The willingness of consumers to purchase our products will depend upon our ability to offer products providing the right consumer benefits at the right price. Further trade down to lower priced products could adversely affect our sales and profit margin for our branded products.

If our products fail to compete successfully with other branded or private label offerings in the industry, demand for our products and our sales volumes could be negatively impacted.

Product, Supply Chain and Systems Risks

If we fail to anticipate and respond to changes in consumer preferences, demand for our products could decline.

Consumer tastes and preferences are difficult to predict and evolve over time. Demand for our products depends on our ability to identify and offer products that appeal to these shifting preferences. Factors that may affect consumer tastes and preferences include:

•	dietary trends and increased attention to nutritional values, such as the sugar, fat, protein, or calorie content of different foods and beverages;

•	concerns regarding the health effects of specific ingredients and nutrients, such as sugar, other sweeteners, dairy, soybeans, nuts, oils, vitamins, and minerals;

•	concerns regarding the public health consequences associated with obesity, particularly among young people;

•	increasing awareness of the environmental and social effects of product production; and

•	product attributes such as extended shelf life characteristics.

If consumer demand for our products declines, our sales volumes and our business could be negatively affected.

We may incur liabilities or harm to our reputation, or be forced to recall products as a result of real or perceived product quality or other product-related issues.

We sell products for human consumption, which involves a number of risks. Product contamination, spoilage, other adulteration, misbranding, or product tampering could require us to recall products. We also may be subject to liability if our products or operations violate applicable laws or regulations, including environmental, health, and safety requirements, or in the event our products cause injury, illness, or death. In addition, our product advertising could make us the target of claims relating to false or deceptive advertising under U.S. federal and state laws, including the consumer protection statutes of some states, or laws of other jurisdictions in which we operate. For example, we and WhiteWave were named in a putative class action mislabeling complaint filed in the U.S. District Court for the Southern District of California in September 2011, which was followed by similar actions filed in six additional jurisdictions. All of these suits allege generally that we lack scientific substantiation for certain product claims related to our WhiteWave’s Horizon Organic products supplemented with DHA Omega-3. A significant product liability, consumer fraud, or other legal judgment against us or a widespread product recall may negatively impact our profitability. Moreover, claims or liabilities of this sort might not be covered by insurance or by any rights of indemnity or contribution that we may have against others. Even if a product liability, consumer fraud, or other claim is found to be without merit or is otherwise unsuccessful, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation and brand image, particularly in categories that are promoted as having strong health and wellness credentials. Any loss of consumer confidence in our product ingredients or in the safety and quality of our products would be difficult and costly to overcome.

Disruption of our supply or distribution chains or transportation systems could adversely affect our business.

Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, environmental incident, terrorism, pandemic, strikes, the financial or operational instability of key suppliers, distributors, warehousing and transportation providers, or other reasons could impair our ability to manufacture or distribute our products. For example, the loss of any of Alpro’s distribution partners for local representation in Europe could negatively affect our business there. If we are unable, or it is not financially feasible, to mitigate the likelihood or potential impact of such events, our business and results of operations could be negatively affected and additional resources could be required to restore our supply chain. In addition, we are subject to federal motor carrier regulations, such as the Federal Motor Carrier Safety Act, with which our extensive DSD system must comply. Failure to comply with such regulations could result in our inability to deliver product to our customers in a timely manner, which could adversely affect our reputation and our results.

Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a security breach.

We maintain a large database of confidential information in our information technology systems, including confidential employee and customer information. The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, logistics, accounting and other business processes. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology environment, our business or financial results could be negatively impacted. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including systems failures, viruses, security breaches or cyber incidents such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises. A security breach of such information could result in damage to our reputation, and could negatively impact our relations with our customers or employees. Any such damage or interruption could have a material adverse effect on our business.

Reduced availability of raw materials and other inputs, as well as increased costs for our raw materials and other inputs, could adversely affect us.

Our business depends heavily on raw materials and other inputs, such as conventional and organic raw milk, sweeteners, petroleum-based products, almonds, organic and non-genetically modified (“non-GMO”) soybeans, butterfat, diesel fuel, resin, and other commodities. In addition to our dependence on conventional and organic raw milk, our Fresh Dairy Direct segment is a large consumer of diesel fuel, and WhiteWave is affected by the costs of petroleum-based products through the use of common carriers and packaging. Our raw materials are generally sourced from third parties, and we are not assured of continued supply, pricing, or exclusive access to raw materials from any of these suppliers. In addition, a substantial portion of our raw materials are agricultural products, which are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, frost, earthquakes, and pestilence. Adverse weather conditions and natural disasters also can lower dairy and crop yields and reduce supplies of these ingredients or increase their prices. Other events that adversely affect our suppliers and that are out of our control could also impair our ability to obtain the raw materials and other inputs that we need in the quantities and at the prices that we desire. Such events include problems with our suppliers’ businesses, finances, labor relations, costs, production, insurance, and reputation. Over the past several years, we have experienced increased costs and this may continue given recent weather conditions, which may negatively affect our business.

The organic ingredients (including milk, other dairy-related products, and soybeans) and non-GMO ingredients (including soybeans that we source exclusively from the United States and Canada) for our products are less plentiful and available from fewer suppliers, than their conventional counterparts. Competition with other manufacturers in the procurement of organic and non-GMO product ingredients may increase in the future if consumer demand for organic and non-GMO products increases. In addition, the dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk, which can negatively affect availability and increase our costs. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on our products, while supply shortages can cause product shortages and higher costs to us.

Cost increases in raw materials and other inputs could cause our profits to decrease significantly compared to prior periods, as we may be unable to increase our prices to offset the increased cost of these raw materials and other inputs.

If we are unable to obtain raw materials and other inputs for our products or offset any increased costs for such raw materials and inputs, our business could be negatively affected.

Capital Markets and General Economic Risks

Our stock price has been volatile and may continue to be volatile or may decline regardless of our operating performance, and you could lose a significant part of your investment.

The market price of our common stock has historically been volatile, and in the future may be influenced by many factors, some of which are beyond our control, including those described in this section and the following:

•	WhiteWave’s stock price and financial performance;

•	changes in financial estimates by analysts or our inability to meet those financial estimates;

•	strategic actions by us or our competitors, such as acquisitions, restructurings, significant contracts, acquisitions, joint marketing relationships, joint ventures, or capital commitments;

•

the potential tax-free spin-off or other distribution of all or a portion of our remaining ownership interest in WhiteWave to our stockholders and any resulting changes in our stock price or our inclusion in the S&P 500 Index as a result of such spin-off;

•	our ability to complete a reverse stock-split following the anticipated spin-off of all or a portion of our remaining ownership interest in WhiteWave or the impact of such split upon our stock price;

•	variations in our quarterly results of operations and those of our competitors;

•	general economic and stock market conditions;

•	changes in conditions or trends in our industry, geographies or customers;

•	terrorist acts;

•	perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	actual or anticipated growth rates relative to our competitors; and

•	speculation by the investment community regarding our business.

In addition, the stock markets, including the NYSE, have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities issued by many companies, including companies in our industry. In the past, some companies that have had volatile market prices for their securities have been subject to class action or derivative lawsuits. The filing of a lawsuit against us, regardless of the outcome, could have a negative effect on our business, financial condition, and results of operations, as it could result in substantial legal costs and a diversion of management’s attention and resources.

These market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. This volatility may increase the risk that our stockholders will suffer a loss in their investments or be unable to sell their shares or otherwise liquidate their holdings of our common stock.

We may be required to write off or impair capitalized costs or intangible assets in the future or we may incur restructuring costs or other charges, each of which could negatively impact our consolidated results of operations or net worth.

In response to anticipated lower sales volumes, competition and other market factors affecting Fresh Dairy Direct, we expect to implement cost reduction and restructuring plans in an effort to reduce the size and cost of our Fresh Dairy Direct operations and to better match our resources with our market opportunities. As a result of such actions, we expect to incur restructuring expenses and other charges which may be material. Several factors could cause a restructuring to adversely affect our business, financial condition and results of operations. These include potential disruption of our operations and other aspects of our business. Employee morale and productivity could also suffer and result in unintended employee attrition. Any restructuring would require substantial management time and attention and may divert management from other important work. Moreover, we could encounter delays in executing any restructuring plans, which could cause further disruption and additional unanticipated expense.

As of December 31, 2012, on a consolidated basis, we had $852 million of goodwill representing approximately 15% of our total assets, of which $87 million was associated with our Fresh Dairy Direct reporting unit, $600 million was associated with our WhiteWave reporting unit and $165 million was associated with our Alpro reporting unit. We record goodwill initially at fair value and review its fair value for impairment at least annually, as of December 1, or on an interim basis if impairment indicators, such as disruptions to the business, unexpected significant declines in operating performance or sustained market capitalization declines, are present. A qualitative assessment of goodwill was performed for each of our reporting units during 2012. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2012. We can provide no assurance that we will not have an impairment charge in future periods as a result of changes in our operating results. See Note to 7 our Consolidated Financial Statements for further information regarding our goodwill and intangible assets.

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

We sponsor various defined benefit and defined contribution retirement plans, as well as contribute to various multiemployer plans on behalf of our employees. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our plans. Pension and post-retirement costs also may be significantly affected by changes in key actuarial assumptions including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. Recent changes in federal laws require plan sponsors to eliminate, over defined time periods, the underfunded status of plans that are subject to ERISA rules and regulations. In addition, turmoil in the financial markets in recent years brought significant declines in the fair market value of the equity and debt instruments that we hold within our defined benefit master trust to settle future defined benefit plan obligations. Our funded status as of December 31, 2012 decreased by $9.6 million from the prior year end and is still $92.3 million lower than our funded status at December 31, 2007, which was prior to the 2008 global financial crisis. A significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

Certain of our defined benefit retirement plans, as well as many of the multiemployer plans in which we participate, are less than fully funded. Facility closings may trigger cash payments or previously unrecognized obligations under our defined benefit retirement plans or multiemployer plans, and the costs of such liabilities may compromise our ability to accelerate our cost reduction initiatives on time and within budget. In addition, certain actions or the financial condition of other companies which participate in multiemployer plans may create financial obligations for us, which circumstances are entirely out of our control. Future funding requirements, and related charges, associated with multiemployer plans in which we participate could have a negative impact on our results of operations, financial condition and cash flows.

We Have Substantial Debt and Other Financial Obligations and We May Incur Even More Debt.

We have substantial debt and other financial obligations and significant unused borrowing capacity. At December 31, 2012, we had outstanding borrowings of approximately $1.3 billion under our senior secured credit facility, of which $1.0 billion were in term loan borrowings, with an additional $265 million in outstanding borrowings under our $1.0 billion senior secured revolving credit facility, all of which were repaid in full on January 3, 2013. In addition, we had $1.0 billion aggregate principal amount of senior unsecured notes outstanding.

We have pledged substantially all of our assets (including the assets of our restricted subsidiaries) to secure our indebtedness. Our debt level and related debt service obligations:

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

Under our senior secured credit facility and our receivables-backed facility, we are required to maintain certain financial covenants, including, but not limited to, maximum senior secured leverage, maximum leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of our senior credit facility and receivables-backed facility. As of December 31, 2012, our maximum permitted leverage ratio was 5.50 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. As of December 31, 2012, our leverage ratio was 3.54 times. The maximum permitted leverage ratio under both the senior secured credit facility and the receivables-backed facility will decline to 5.25 times as of March 31, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. Failure to comply with the financial covenants, or any other non-financial or restrictive covenant, could create a default under our senior secured credit facility and under our receivables-backed facility. Upon a default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which would jeopardize our ability to continue our current operations. We may be required to amend our credit facility, refinance all or part of our existing debt, sell assets, incur additional indebtedness or raise equity. Further, based upon our actual performance levels, our senior secured leverage ratio, leverage ratio and minimum interest coverage ratio requirements or other financial covenants could limit our ability to incur additional debt, which could hinder our ability to execute our current business strategy.

In connection with its initial public offering, our subsidiary, WhiteWave , was designated as an unrestricted subsidiary under our senior secured credit facility. As such, WhiteWave and its subsidiaries were released as guarantors of our senior secured credit facility and our senior notes and were removed as participants in our receivables-backed facility. Accordingly, neither WhiteWave nor any of its subsidiaries are included in the determination of consolidated EBITDA for purposes of the financial covenant calculations under our senior secured credit facility. In addition, WhiteWave entered into a credit agreement relating to its senior secured credit facility in an aggregate principal amount of $850 million for its revolving credit facility and its term loan facilities in an aggregate principal amount of $500 million. Dean Foods is not a guarantor of WhiteWave’s senior secured credit facility. The terms of WhiteWave’s senior secured credit facility limit its ability to provide us with cash, whether in the form of dividends, loans or otherwise and any such dividends, loans or other distributions to us would be in WhiteWave’s sole discretion and subject to then-existing contractual and other restrictions and other business considerations.

Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Our ability to maintain an adequate level of liquidity in the future is also dependent on our ability to renew our receivables-backed facility annually. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” below for more information.

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

We are the subject of two antitrust lawsuits, the outcome of which we are unable to predict. Increased scrutiny of the dairy industry has resulted, and may continue to result, in litigation against us. Such lawsuits are expensive to defend, divert management’s attention, and may result in significant judgments. In some cases, these awards would be trebled by statute and successful plaintiffs might be entitled to an award of attorney’s fees. Depending on its size, such a judgment could materially and adversely affect our results of operations, cash flows and financial condition and impair our ability to continue operations. We may not be able to pay such judgment or to post a bond for an appeal, given our financial condition and our available cash resources. In addition, depending on its size, failure to pay such a judgment or failure to post an appeal bond could cause us to breach certain provisions of our credit facilities. In either of these circumstances, we may seek a waiver of or amendment to the terms of our credit facilities, but there can be no assurance that such a waiver or amendment could be obtained. Failure to obtain such a waiver or amendment would materially and adversely affect our results of operations, cash flows and financial condition and could impair our ability to continue operations.

Moreover, these actions could expose us to negative publicity, which might adversely affect our brands, reputation and/or customer preference for our products. In addition, merger and acquisition activities are subject to these antitrust and competition laws, which have impacted, and may continue to impact, our ability to pursue strategic transactions.

The dairy industry has been subject to increased government scrutiny which could have an adverse impact on our business.

We are subject to antitrust and other competition laws in the United States and in the other countries in which we operate. We cannot predict how these laws or their interpretation, administration and enforcement will impact us. In recent years, the dairy industry was the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing dairy policies in order to consider potential changes to those policies. The U.S. farm bill, the primary tool regulating federal dairy policy, has been reauthorized through September 30, 2013; however, future reauthorization is uncertain. The farm bill includes the Dairy Product Price Support Program, which currently is set to expire on December 31, 2013. This federal and congressional review process may result in changes to the dairy industry that we cannot anticipate or control and that may have a material adverse impact on our business.

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

As of December 31, 2012, approximately 39% of Fresh Dairy Direct’s and 41% of WhiteWave’s employees participated in collective bargaining agreements or had works council representation. Our collective bargaining agreements are scheduled to expire at various times over the next 4 years. At any given time, we may face a number of union organizing drives. When we face union organizing drives, we and the union may disagree on important issues which, in turn, could possibly lead to a strike, work slowdown or other job actions at one or more of our locations. A strike, work slowdown or other labor unrest could in some cases impair our ability to supply our products to customers, which could result in reduced revenue and customer claims, and may distract our management from focusing on our business and strategic priorities.

Our business is subject to various environmental and health and safety laws and regulations, which may increase our compliance costs or subject us to liabilities.

Our business operations are subject to numerous requirements in the United States and the European Union relating to the protection of the environment and health and safety matters, including the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and the National Organic Standards of the U.S. Department of Agriculture, as well as similar state and local statutes and regulations in the United States and in each of the countries in which we do business in Europe. These laws and regulations govern, among other things, air emissions and the discharge of wastewater and other pollutants, the use of refrigerants, the handling and disposal of hazardous materials, and the cleanup of contamination in the environment. We could incur significant costs, including fines, penalties and other sanctions, cleanup costs, and third-party claims for property damage or personal injury as a result of the failure to comply with, or liabilities under, environmental, health, and safety requirements. New legislation, as well as current federal and other state regulatory initiatives relating to these environmental matters, could require us to replace equipment, install additional pollution controls, purchase various emission allowances, or curtail operations. These costs could negatively affect our results of operations and financial condition.

Changes in laws, regulations and accounting standards, including those of non-US jurisdictions, could have an adverse effect on our financial results.

We are subject to federal, state, local and foreign governmental laws and regulations, including those promulgated by the United States Food and Drug Administration, the United States Department of Agriculture, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and numerous related regulations promulgated by the Securities and Exchange Commission and the Financial Accounting Standards Board. Changes in federal, state or local laws, or the interpretations of such laws and regulations, may negatively impact our financial results or our ability to market our products. In addition, WhiteWave has operations outside of the United States, which may present unique challenges and increase our exposure to the risks associated with foreign operations, including foreign currency risks and compliance with foreign rules and regulations. Any or all of these risks could adversely impact our financial results.

Violations of laws or regulations related to the food industry, as well as new laws or regulations or changes to existing laws or regulations related to the food industry, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local, and foreign laws and regulations, including food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products, as well as those related to worker health and workplace safety. Our activities, both in and outside of the United States, are subject to extensive regulation. We are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), and the U.S. Departments of Agriculture, Commerce, and Labor, as well as by similar authorities abroad within the regulatory framework of the European Union and its members. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers.

In particular, throughout 2010 and 2011, the dairy industry was the subject of increased government scrutiny. In 2010, the Obama administration initiated a review of existing federal dairy policies in order to consider potential changes to those policies. The U.S. farm bill, the primary tool regulating federal dairy policy, has been reauthorized through September 30, 2013; however, future reauthorization is uncertain. The farm bill includes the Dairy Product Price Support Program, which currently is set to expire on December 31, 2013. The federal agency and congressional review process, and legislative activity in connection with the farm bill, may result in changes to the dairy industry that we cannot anticipate or control and that may have a negative effect on our business.

In addition, the marketing and advertising of our products could make us the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations, and we may be subject to initiatives that limit or prohibit the marketing and advertising of our products to children. We also comply with federal laws and regulations relating to our organic products and production. For example, as required by the National Organic Program (“NOP”), we rely on third parties to certify certain of our products and production locations as organic. Because the Organic Foods Production Act of 1990, which created the NOP, is so young, many regulations and informal positions taken by the NOP are subject to continued review and scrutiny. Changes in these laws or regulations or the introduction of new laws or regulations could increase our compliance costs, increase other costs of doing business for us, our customers, or our suppliers, or restrict our actions, which could adversely affect our results of operations. In some cases, increased regulatory scrutiny could interrupt distribution of our products, as could be the case in the United States as the FDA enacts the recently-passed Food Safety Modernization Act of 2011, or force changes in our production processes and our products. Further, if we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Third parties may seek to hold us responsible for WhiteWave’s liabilities, including liabilities that WhiteWave has assumed from us.

Third parties may seek to hold us responsible for WhiteWave’s liabilities, including any of the liabilities that WhiteWave agreed to retain or assume in connection with the WhiteWave IPO and the separation of its business from our businesses. Pursuant to our agreements with WhiteWave, WhiteWave has agreed to indemnify us for claims and losses relating to certain liabilities that it has assumed from us. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that WhiteWave will have the ability to satisfy its obligations to us. If WhiteWave is unable to satisfy its obligations under its indemnity to us, we may have to satisfy these obligations, which could have a material adverse impact on our financial condition, results of operations or cash flows.

Risks Related to the Potential Disposition of Our Remaining Ownership Interest in WhiteWave

A spin-off or other disposition of our remaining ownership interest in WhiteWave may adversely affect our business, results of operation or financial condition, or we may not be able to complete a spin-off.

On October 31, 2012, WhiteWave completed the WhiteWave IPO. See Note 2 to our Consolidated Financial Statements for more information regarding the WhiteWave IPO. We have also announced our intention to effect a tax-free spin-off or other tax-free disposition of a significant portion of our remaining ownership interest in WhiteWave to our stockholders in May 2013. In connection with the proposed spin-off or other disposition of our remaining ownership interest in WhiteWave:

•

our stock price could fluctuate significantly in response to developments relating to the proposed spin-off or other disposition or other action or market speculation regarding the proposed spin-off or other disposition

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

Any such spin-off or other distribution would be subject to various conditions, including the receipt of any necessary regulatory or other approvals, the existence of satisfactory market conditions and in the case of a spin-off or other tax-free disposition, our maintenance of a private letter ruling from the Internal Revenue Service (“IRS”) and/or an opinion of counsel that our contribution of WWF Operating Company to WhiteWave, and such tax-free spin-off or other disposition, taken together, would be tax free to us and our stockholders. There can be no assurance as to when the proposed spin-off or other disposition will be completed, if at all.

Any spin-off or other disposition of our remaining ownership interest in WhiteWave could result in significant tax liability to us.

We have received a private letter ruling from the IRS to the effect that, subject to certain conditions, our contribution of the capital stock of WWF Operating Company to WhiteWave, the spin-off of shares of

WhiteWave common stock to our stockholders and certain other potential dispositions of WhiteWave common stock, taken together, would be tax free to us and our stockholders and that accordingly, for U.S. federal income tax purposes, no gain or loss will be recognized by, and no amount will be included in the income of, a holder of Dean Foods common stock upon the receipt of shares of WhiteWave common stock pursuant to any such spin-off, except to the extent such holder receives cash in lieu of fractional shares of WhiteWave common stock. Even though we have received a private letter ruling from the IRS, if the factual representations or assumptions made in the private letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling. In addition, because there are certain legal issues in such transactions on which the IRS refuses to issue rulings, we intend to supplement any private letter ruling we receive from the IRS with an opinion from our outside tax advisors on those issues. Any such tax opinion, however, would not be binding on the IRS.

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

Our corporate headquarters are located in leased premises at 2711 North Haskell Avenue, Suite 3400, Dallas, TX 75204. In addition, we operate more than 85 manufacturing facilities, including the nine facilities owned by WhiteWave shown below. We believe that Dean Foods’ facilities are well maintained and are generally suitable and of sufficient capacity to support our current business operations and that the loss of any single facility would not have a material adverse effect on our operations or financial results. The following tables set forth, by business segment, our principal manufacturing facilities.

Fresh Dairy Direct

Fresh Dairy Direct currently conducts its manufacturing operations within the following 79 facilities, most of which are owned:

Homewood, Alabama(2)

Buena Park, California(2)

City of Industry, California(2)

Hayward, California

Riverside, California

Delta, Colorado

Denver, Colorado(2)

Englewood, Colorado

Greeley, Colorado

Deland, Florida

Miami, Florida

Orlando, Florida

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

Sheboygan, Wisconsin

The majority of Fresh Dairy Direct’s manufacturing facilities also serve as distribution facilities. In addition, Fresh Dairy Direct has numerous distribution branches located across the country, some of which are owned but most of which are leased. Fresh Dairy Direct’s headquarters are located within our corporate headquarters.

WhiteWave

WhiteWave currently conducts its manufacturing operations from the following nine facilities, all of which are owned:

City of Industry, California

Jacksonville, Florida

Bridgeton, New Jersey

Dallas, Texas

Mt. Crawford, Virginia

Wevelgem, Belgium

Issenheim, France

Landgraaf, Netherlands

Kettering, United Kingdom

WhiteWave also owns two organic dairy farms located in Paul, Idaho and Kennedyville, Maryland. WhiteWave’s operating headquarters are located in Broomfield, Colorado, where they lease approximately 137,000 square feet, and in Ghent, Belgium, where they lease approximately 2,500 square meters. WhiteWave’s R&D facilities are located in leased premises in Broomfield, Colorado and in Wevelgem, Belgium.

Item 3.	Legal Proceedings

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Pursuant to the briefing schedule issued by the appeals court, briefing on the appeal should be complete on or about April 5, 2013. The appeals court has not set a date for oral argument at this time.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. At this time, the Company has not been served with the complaint in the 2013 indirect purchaser action.

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

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We do not expect the ultimate outcomes of these examinations to have a material adverse impact on our financial position, results of operations or cash flows.

WhiteWave experienced several discharges of pH and biochemical oxygen demand limitations at its Mt. Crawford, VA plant in excess of the plant’s waste water discharge permit, and has identified a 24-hour power outage at the plant that occurred around June 30, 2012 as one of the more significant triggering causes of the discharges. The Harrisonburg-Rockingham Regional Sewer Authority (“HRRSA”) sent WhiteWave several Notices of Violation in the fourth quarter of 2012 citing violations of the waste water discharge permit and assessing WhiteWave a $100,000 civil penalty. WhiteWave has submitted a corrective action plan to the HRRSA and is in discussions with it regarding a conditional suspension of 90% of the civil penalty, under which 90% of the civil penalty would be suspended and ultimately withdrawn if the plant demonstrated ongoing compliance with the corrective action plan. Although the outcome of WhiteWave’s discussions with the HRRSA is uncertain, it reasonably expects that the civil penalty will be less than $100,000. WhiteWave intends to make capital and other expenditures to comply with its corrective action plan, but these expenditures are not expected to have a material adverse effect on WhiteWave’s results of operations or cash flows.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “DF.” The following table sets forth the high and low closing sales prices of our common stock as quoted on the New York Stock Exchange for the last two fiscal years. At February 15, 2013, there were 3,788 record holders of our common stock.

	High	Low
2011:
First Quarter	$10.56	$8.87
Second Quarter	13.88	9.68
Third Quarter	12.43	7.97
Fourth Quarter	11.21	8.30
2012:
First Quarter	12.40	10.56
Second Quarter	17.03	11.47
Third Quarter	17.46	11.94
Fourth Quarter	18.79	14.65

We have not historically declared or paid a regular cash dividend on our common stock. We have no current plans to pay a cash dividend in the future.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Current Debt Obligations” and Note 10 to our Consolidated Financial Statements for further information regarding the terms of our senior secured credit facility, including terms restricting the payment of dividends.

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases in 2012 or 2011. As of December 31, 2012, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

For information relating to securities authorized for issuance under our equity compensation plans, see “Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the five years in the period ended December 31, 2012 has been derived from our audited Consolidated Financial Statements. The operating results and certain other directly attributable expenses, including interest expense, related to our Morningstar division, which was sold on January 3, 2013, are reflected as discontinued operations in the table below for all periods presented. The selected financial data do not purport to indicate results of operations as of any future date or for any future period. The selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto.

	Year Ended December 31
	2012	2011	2010	2009	2008
	(Dollars in thousands, except share data)
Operating data:
Net sales	$11,462,277	$11,641,191	$10,820,237	$10,028,375	$11,180,993
Cost of sales	8,562,279	8,861,574	8,063,932	7,154,904	8,461,712

Gross profit(1)	2,899,998	2,779,617	2,756,305	2,873,471	2,719,281
Operating costs and expenses:
Selling and distribution	1,912,588	1,878,372	1,816,958	1,738,991	1,716,587
General and administrative	555,012	585,288	601,177	594,645	460,240
Amortization of intangibles	6,283	7,616	8,342	6,578	6,874
Facility closing and reorganization costs	55,787	45,688	30,761	29,087	18,233
Litigation settlements(2)	—	131,300	30,000	—	—
Goodwill impairment(3)	—	2,075,836	—	—	—
Other operating (income) loss(4)	(57,459)	6,561	—	—	—

Total operating costs and expenses	2,472,211	4,730,661	2,487,238	2,369,301	2,201,934

Operating income (loss)	427,787	(1,951,044)	269,067	504,170	517,347
Other (income) expense:
Interest expense(5)(6)	164,572	190,912	191,205	188,275	240,196
Other (income) expense, net(7)	(707)	(1,915)	217	(4,126)	1,131

Total other expense	163,865	188,997	191,422	184,149	241,327

Income (loss) from continuing operations before income taxes	263,922	(2,140,041)	77,645	320,021	276,020
Income tax expense (benefit)	146,509	(489,588)	46,153	129,692	107,356

Income (loss) from continuing operations	117,413	(1,650,453)	31,492	190,329	168,664
Income from discontinued operations, net of tax(11)	45,681	54,666	43,743	37,429	16,381
Gain (loss) on sale of discontinued operations, net of tax	(2,053)	3,616	7,521	89	(1,275)

Net income (loss)	161,041	(1,592,171)	82,756	227,847	183,770
Net (income) loss attributable to non-controlling interest	(2,419)	16,550	8,735	12,461	—

Net income (loss) attributable to Dean Foods Company	$158,622	$(1,575,621)	$91,491	$240,308	$183,770

Basic earnings (loss) per common share:
Net income (loss) attributable to Dean Foods Company	$0.86	$(8.59)	$0.50	$1.41	$1.23

Diluted earnings (loss) per common share:
Net income (loss) attributable to Dean Foods Company	$0.85	$(8.59)	$0.50	$1.38	$1.20

Average common shares:
Basic	184,750,755	183,388,220	181,799,306	170,986,886	149,266,519

Diluted	186,131,823	183,388,220	182,861,802	173,858,303	153,395,746

Other data:
Ratio of earnings to fixed charges(8)	2.22x	—	1.31x	2.33x	1.94x
Deficiency in the coverage of earnings to fixed charges(8)	$—	$(1,902,257)	$—	$—	$—
Balance sheet data (at end of period):
Total assets(3)	$5,687,091	$5,755,167	$7,941,418	$7,844,565	$7,040,192
Long-term debt(6)(9)	3,102,793	3,743,927	4,066,893	4,228,079	4,487,998
Other long-term liabilities	433,991	422,595	345,361	386,867	407,345
Non-controlling interest(10)	102,441	4,747	14,543	15,286	—
Dean Foods Company stockholders’ equity (deficit)(6)	357,187	(103,398)	1,499,525	1,351,946	558,234

(1)

As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

(2)	Results for 2011 and 2010 include charges of $131.3 million and $30.0 million, respectively, related to antitrust class action settlements. See Note 19 to our Consolidated Financial Statements.
(3)

Results for 2011 include a pre-tax, non-cash goodwill impairment of $2.1 billion related to our Fresh Dairy Direct reporting unit. See Note 7 to our Consolidated Financial Statements for further information.

(4)

Results for 2012 include a $58 million pre-tax gain on the sale of our interest in Consolidated Container Company. See Note 4 to our Consolidated Financial Statements. Results for 2011 include a net pre-tax loss of $6.6 million related to the divestitures discussed in Note 3 to our Consolidated Financial Statements.

(5)

Results for 2012 include a charge of $3.5 million for the write-off of deferred financing costs as a result of the early retirement of our then-outstanding 2014 Tranche A and Tranche B term loan borrowings. Results for 2010 include charges totaling $12.3 million in financing costs associated with the amendments of our senior secured credit facility on June 30, 2010 and December 9, 2010.

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
(8)

The 2011 computation resulted in a deficiency in the coverage of earnings to fixed charges of $1.9 billion, due in large part to the goodwill impairment charge related to our Fresh Dairy Direct reporting unit. For purposes of calculating the ratio of earnings to fixed charges, “earnings” represents income (loss) before income taxes plus fixed charges. “Fixed charges” consist of interest on all debt, amortization of deferred financing costs and the portion of rental expense that we believe is representative of the interest component of rent expense.

(9)	Includes the current portion of long-term debt.
(10)

Upon completion of the WhiteWave IPO on October 31, 2012, we owned an 86.7% economic interest in WhiteWave. The sale was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss has been recognized as we retained the controlling financial interest. The WhiteWave IPO increased our equity attributable to non-controlling interest by $98.1 million in 2012 which represented the carrying value of the non-controlling interest. See Note 2 to our Consolidated Financial Statements.

(11)

Income from discontinued operations for each of the five years shown in the table above includes the operating results and certain other directly attributable expenses, including interest expense, related to our Morningstar division, which was sold on January 3, 2013. Additionally, for the years ended December 31, 2010, 2009 and 2008, this line item also includes income attributable to our Rachel’s operations, which were sold in August 2010. See Note 3 to our Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a leading food and beverage company and the largest processor and distributor of milk and other fluid dairy products in the United States. Fresh Dairy Direct is the largest processor and distributor of fluid milk in the United States, and also processes and distributes other fluid dairy products throughout the country, with products sold under more than 50 familiar local and regional brands and a wide array of private labels. WhiteWave manufactures, markets and sells plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe under widely-recognized brands distributed in North America including Silk plant-based beverages, International Delight and LAND O LAKES coffee creamers and beverages and Horizon Organic premium dairy products in the United States, as well as Alpro and Provamel plant-based foods and beverages in Europe.

Our Reportable Segments

We have two reportable segments, Fresh Dairy Direct and WhiteWave.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, which is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave segment, have been reclassified as discontinued operations.

See Note 3 to our Consolidated Financial Statements for further information regarding our discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Fresh Dairy Direct — Fresh Dairy Direct is our largest segment, with approximately 81% of our consolidated net sales in 2012. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products, to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Due to the perishable nature of its products, Fresh Dairy Direct delivers the majority of its products directly to its customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that Fresh Dairy Direct has one of the most extensive refrigerated DSD systems in the United States. Fresh Dairy Direct sells its products primarily on a local or regional basis through its local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

The fluid milk category enjoys a number of attractive attributes. Specifically, fluid milk is a nutritious and healthy product that is found in over 90% of U.S. homes. As a result, fluid milk is a very large category, with roughly $20 billion of annual sales. This category’s size and pervasiveness, plus the limited shelf life of the product, make it an important category for retailers and consumers, as well as a large long-term opportunity for the best positioned dairy processors. However, the dairy industry is not without some well documented challenges. It is a mature and fragmented industry that has traditionally been characterized by slow to flat growth and low profit margins. According to the USDA, per capita consumption of fluid milk continues to decline. Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry experienced retail and wholesale margin erosion in 2010 and 2011, as conventional milk prices increased steadily in recent years; however, during the fourth quarter of 2011, milk prices decreased slightly and continued to decline through the first half of 2012. Retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during that period. Milk prices rose significantly during the second half of 2012; however, we were able to effectively adjust our pricing to offset these costs. Additionally, our volumes continued to outperform our peers throughout the year.

Throughout 2013, we will also continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within our Fresh Dairy Direct business; however, the fluid milk industry remains highly competitive. In January 2013, the RFP for private label milk with a significant customer resulted in a loss of a portion of that customer’s business which will begin to be reflected in the second quarter of 2013. The lost volumes were primarily related to low-margin, private label business and resulted from the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result, we expect our net fluid milk volumes to decline in the low-single digits in 2013. We expect to accelerate our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Fresh Dairy Direct has several competitors in each of its major product and geographic markets. Competition between dairy processors for shelf-space with retailers is based primarily on price, service, quality and the expected or historical sales performance of the product compared to its competitors’ products. In some cases Fresh Dairy Direct pays fees to customers for shelf-space. Competition for consumer sales is based on a variety of factors such as brand recognition, price, taste preference and quality. Dairy products also compete with many other beverages and nutritional products for consumer sales.

WhiteWave — WhiteWave’s net sales were approximately 19% of our consolidated net sales in 2012. WhiteWave is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. WhiteWave manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. WhiteWave’s widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while its popular European brands of plant-based foods and beverages include Alpro and Provamel.

WhiteWave sells its products across North America and Europe to a variety of customers, including grocery stores, mass merchandisers, club stores, and convenience stores, as well as through various away-from-home channels, including restaurants and foodservice outlets. WhiteWave sells its products in North America and Europe primarily through its direct sales force and independent brokers.

WhiteWave has an extensive production and supply chain footprint in the United States. It utilizes five manufacturing plants, two distribution centers, and three strategic co-packers across the country. Additionally, WhiteWave has a strategic supply chain footprint across Europe, with four strategically positioned plants, each supported by an integrated supply chain that enables us to meet the needs of its customers. WhiteWave utilizes these manufacturing plants and a limited number of third-party co-packers for more specialized, low-volume products.

WhiteWave has several competitors in each of its product markets. Competition to obtain shelf-space with retailers for a particular product is based primarily on brand recognition and the expected or historical sales performance of the product compared to its competitors’ products. In some cases, WhiteWave pays fees to retailers to obtain shelf-space for its products. Competition for consumer sales is based on many factors, including product quality and taste, brand awareness and loyalty, product variety and ingredients, interesting or unique product names, product packaging and package design, shelf-space, reputation, price, advertising, promotional efforts, and nutritional claims. Consumer demand for soy, other plant-based and organic beverages and foods has grown in recent years due to growing consumer confidence in the health benefits attributable to these products, and WhiteWave believes it has a leading position in these categories.

Recent Developments

See “Part I — Item 1. Business — Developments Since January 1, 2012” for further information regarding recent developments that have impacted our financial condition and results of operations.

Matters Affecting Comparability

Our discussion of the results of operations for the years ended 2012, 2011 and 2010 will be affected by the matters summarized below.

A portion of our WhiteWave products have historically been produced, distributed and sold by Fresh Dairy Direct. In the past, those sales, together with their related costs, were included in the WhiteWave segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not have been equivalent to the terms that would prevail in arm’s length transactions, and, as a result of the commercial agreements described below, this presentation is no longer consistent with the way our CEO, who is our chief operating decision maker, expects to evaluate the performance of our segments going forward. Accordingly, beginning in the fourth quarter of 2012, the results of these transactions were no longer included in the WhiteWave segment and are instead reflected in the Fresh Dairy Direct segment for management and segment reporting purposes. All segment results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

Additionally, in connection with the WhiteWave IPO discussed in Note 2 to our Consolidated Financial Statements, our separate lines of businesses entered into agreements with each other that formalize, and in certain cases, modify ongoing commercial arrangements. These agreements became effective October 31, 2012. As described above, following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. In the case of a spin-off or other tax-free disposition of WhiteWave, these intersegment sales would become third-party sales that, along with their related costs, would no longer be eliminated in consolidation. Additionally, the consolidated financial statements of WhiteWave will differ from our historically reported WhiteWave segment results, as our historical results include adjustments for management and segment reporting purposes. In addition, WhiteWave’s consolidated financial statements include certain other adjustments, including the allocation of corporate and shared service costs, which are not reflected in the results by segment below.

Additionally, the divestiture of our Mountain High and private label yogurt operations during 2011 impacts the results of operations discussion for our Fresh Dairy Direct segment below.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Year Ended December 31
	2012		2011		2010
	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$11,462.3	100.0%	$11,641.2	100.0%	$10,820.2	100.0%
Cost of sales	8,562.3	74.7	8,861.6	76.1	8,063.9	74.5

Gross profit(1)	2,900.0	25.3	2,779.6	23.9	2,756.3	25.5
Operating costs and expenses:
Selling and distribution	1,912.6	16.7	1,878.4	16.1	1,817.0	16.8
General and administrative	555.0	4.8	585.3	5.0	601.2	5.6
Amortization of intangibles	6.3	0.1	7.6	0.1	8.3	0.1
Facility closing and reorganization costs	55.8	0.5	45.7	0.4	30.8	0.3
Litigation settlement	—	—	131.3	1.1	30.0	0.3
Goodwill impairment	—	—	2,075.8	17.8	—	—
Other operating (income) loss	(57.5)	(0.5)	6.6	0.1	—	—

Total operating costs and expenses	2,472.2	21.6	4,730.7	40.6	2,487.3	23.1

Operating income (loss)	$427.8	3.7%	$(1,951.1)	(16.8%)	$269.0	2.4%

(1)

As disclosed in Note 1 to our Consolidated Financial Statements, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2012	2011	$ Increase/ (Decrease)	% Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$9,274.7	$9,715.7	$(441.0)	(4.5%)
WhiteWave	2,187.6	1,925.5	262.1	13.6

Total	$11,462.3	$11,641.2	$(178.9)	(1.5%)

The change in net sales was due to the following:

	Change in Net Sales 2012 vs. 2011
	Volume	Pricing and Product Mix Changes	Total Increase/ (Decrease)
	(Dollars in millions)
Fresh Dairy Direct	$(160.8)	$(280.2)	$(441.0)
WhiteWave	278.8	(16.7)	262.1

Total	$118.0	$(296.9)	$(178.9)

Net sales — Consolidated net sales decreased $178.9 million, or 1.5% during 2012 compared to 2011 primarily due to lower pricing as a result of lower dairy commodity costs as well as volume declines in our Fresh Dairy Direct segment. These decreases were partially offset by volume growth in our WhiteWave segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased $299.3 million, or 3.4%, primarily due to a more favorable dairy commodity environment.

Operating Costs and Expenses — Excluding the $2.1 billion non-cash, pre-tax goodwill impairment charge recorded during 2011 (see Note 7 to our Consolidated Financial Statements), our operating expenses decreased $182.7 million, or 6.9%, during the year compared to prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $34.2 million, driven by increased fuel costs across all segments as well as increased freight and storage costs at WhiteWave due to higher sales volume. These increases were partially offset by decreased freight costs and lower personnel costs at Fresh Dairy Direct.

•

General and administrative costs decreased $30.3 million, driven by cost savings initiatives and headcount reductions in the first quarter of 2012, partially offset by higher incentive based compensation and approximately $26 million of transaction costs related to the WhiteWave IPO and the related business separation.

•

Net facility closing and reorganization costs increased $10.1 million. See Note 17 to our Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a settlement of the Tennessee dairy farmer actions. See Note 19 to our Consolidated Financial Statements for further information regarding the settlement.

•

We recorded other operating income as a result of a net pre-tax gain on the sale of our interest in CCC in July 2012. See Note 3 to our Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Interest expense decreased $26.3 million from the prior year, primarily due to lower overall average debt as well as the expiration of $1.25 billion notional amount of fixed interest rate swaps at the end of March 2012.

Income Taxes — Income tax expense was recorded at an effective rate of 55.5% for 2012 compared to a 22.9% effective tax benefit rate in 2011. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2012, our effective tax rate increased disproportionately due to tax expense on the sale of our interest in CCC. Excluding the impact of the CCC sale, our 2012 effective tax rate was 37.9%. In 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our 2011 effective tax benefit rate was 33.7% which was decreased by changes in certain state tax laws and the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture and was increased by the relative profitability of our foreign operations.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are volume performance, brand mix and achieving low cost, which are realized within net sales, gross profit and operating income, respectively.

	Year Ended December 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,274.7	100.0%	$9,715.7	100.0%
Cost of sales	7,179.0	77.4	7,618.7	78.4

Gross profit	2,095.7	22.6	2,097.0	21.6
Operating costs and expenses	1,649.3	17.8	1,718.6	17.7

Total operating income	$446.4	4.8%	$378.4	3.9%

Net Sales — Fresh Dairy Direct’s net sales decreased $441.0 million, or 4.5%, during 2012 compared to the prior year, primarily due to lower pricing as a result of lower dairy commodity costs as well as a decrease in our fresh milk volumes which account for approximately 78% of total volume at Fresh Dairy Direct. Additionally, we experienced volume declines in our cultured dairy and ice cream products as well as volume declines as a result of our 2011 divestiture of our Waukesha fluid milk operations. Further, as described more fully in “— Our Reportable Segments” above, due to the RFP for private label milk with a significant customer, we expect our net fluid milk volumes to decline in the low-single digits in 2013.

Fresh Dairy Direct generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are subject to the terms of sales agreements with respect to the means and/or timing of price increases. This can have a negative impact on Fresh Dairy Direct’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for 2012 compared to 2011:

	Year Ended December 31*
	2012	2011	% Change
Class I mover(1)	$17.46	$19.13	(8.7)%
Class I raw skim milk mover(1)(2)	11.82	12.02	(1.7)
Class I butterfat mover(2)(3)	1.73	2.15	(19.5)
Class II raw skim milk minimum(1)(4)	10.97	12.49	(12.2)
Class II butterfat minimum(3)(4)	1.73	2.16	(19.9)

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales decreased $439.7 million, or 5.8%, in 2012 compared to 2011 primarily due to lower dairy commodity costs, as well as lower fresh milk sales volumes.

Gross Profit — Fresh Dairy Direct’s gross profit percentage increased to 22.6% in 2012 from 21.6% in 2011. Gross profit trended upward due to effective price realization.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses decreased $69.3 million, or 4.0%, during the year compared to the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $36.7 million, driven by decreased freight costs, lower personnel related costs and lower self-insurance reserves as a result of improved safety records. These decreases were partially offset by higher fuel costs. We expect fuel costs to remain elevated throughout 2013.

•	General and administrative costs decreased $31.4 million due to headcount reductions during the first quarter of 2012 as well as other cost savings initiatives.

WhiteWave

The key performance indicators of WhiteWave are sales volume, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2012		2011
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,187.6	100.0%	$1,925.5	100.0%
Cost of sales	1,382.9	63.2	1,243.2	64.6

Gross profit	804.7	36.8	682.3	35.4
Operating costs and expenses	612.1	28.0	533.7	27.7

Total operating income	$192.6	8.8%	$148.6	7.7%

Net Sales — WhiteWave net sales have increased $262.1 million, or 13.6%, driven by volume growth and higher pricing across all product portfolios, but primarily coffee creamers and beverages and plant-based foods and beverages. Both portfolios have grown as a result of category growth, product innovation, and increased marketing investment. Sales of premium dairy products also increased compared to the prior year despite lower volumes as a result of higher pricing related to higher commodity costs.

Cost of Sales — WhiteWave’s cost of sales increased $139.7 million, or 11.2%, in 2012 compared to the prior year. This increase was primarily driven by sales volume growth and higher commodity and other input costs as well as startup costs incurred in the new Dallas, Texas manufacturing facility. These increases were partially offset by cost reduction initiatives.

Gross Profit — WhiteWave’s gross profit percentage increased to 36.8% in 2012 from 35.4% in 2011, driven by higher pricing and a favorable product mix, which more than offset the impact of higher commodity costs.

Operating Costs and Expenses — WhiteWave’s operating costs and expenses increased $78.4 million, or 14.7%, during 2012 compared to 2011, driven by increase in selling and distribution costs as a result of higher sales volume and increased fuel costs. In addition, WhiteWave experienced increased outside storage facility and related distribution costs driven by capacity constraints. Marketing expense also increased as WhiteWave continued to invest in new product development and in improvements to core offerings.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Net Sales
	2011	2010	$ Change	% Change
	(Dollars in millions)
Fresh Dairy Direct	$9,715.7	$9,093.9	$621.8	6.8%
WhiteWave	1,925.5	1,726.3	199.2	11.5

Total	$11,641.2	$10,820.2	$821.0	7.6

The change in net sales was due to the following:

	Change in Net Sales 2011 vs. 2010
	Volume	Pricing and Product Mix Changes	Total Change
	(Dollars in millions)
Fresh Dairy Direct	$(324.5)	$946.3	$621.8
WhiteWave	105.9	93.3	199.2

Total	$(218.6)	$1,039.6	$821.0

Net sales — Consolidated net sales increased $821.0 million, or 7.6% during 2011 compared to 2010 primarily due to the pass through of higher commodity costs. These increases were partially offset by overall volume declines across most of our dairy categories in the Fresh Dairy Direct segment, as well as the sale of our yogurt operations during the first half of 2011.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $797.7 million, or 9.9%, as a result of higher commodity costs, partially offset by overall volume declines at Fresh Dairy Direct and the divestiture of our yogurt operations. Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of 2011, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Operating Costs and Expenses — Excluding the $2.1 billion non-cash, pre-tax goodwill impairment charge recorded during 2011 (see Note 7 to our Consolidated Financial Statements), our operating expenses increased $167.6 million, or 6.8%, during 2011 in comparison to 2010. Significant changes to operating costs and expenses included the following:

•

Selling and distribution costs increased $61.4 million, driven by higher freight and fuel costs due to continued increases in fuel prices and increased personnel-related costs, largely due to incentive-based compensation. These costs were partially offset by a decrease in marketing costs. We expect freight and fuel costs to remain elevated throughout 2012.

•

General and administrative costs decreased $15.9 million, driven by a reduction in headcount and a decrease in professional and consulting fees, partially offset by higher incentive-based compensation, a $16.0 million correction of errors in our other postretirement benefit obligations and net periodic benefit costs, and a write-down of certain corporate assets. See Note 16 to our Consolidated Financial Statements for further information regarding the postretirement benefit errors.

•

Net facility closing and reorganization costs increased $14.9 million. See Note 17 to our Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•

We recorded a charge of $131.3 million in the second quarter of 2011 related to a proposed settlement of the Tennessee dairy farmer actions. See Note 19 to our Consolidated Financial Statements for further information regarding the settlement.

•

We recorded other operating loss as a result of a pre-tax loss on the sale of our Waukesha fluid milk operations and the write-down of the assets of our Hero/WhiteWave joint venture. These losses were partially offset by a net pre-tax gain on the sale of our Mountain High yogurt operations during 2011. See Note 3 to our Consolidated Financial Statements for further information on our divestitures.

Other (Income) Expense — Excluding $12.3 million of financing charges in 2010 associated with our June and December 2010 amendments of our senior secured credit facility, interest expense decreased $0.3 million from the prior year primarily due to higher average interest rates resulting from the June 30, 2010 credit facility amendment and the December 16, 2010 senior notes issuance. This increase was partially offset by the expiration of $450 million notional amount of our fixed interest rate hedges at the end of 2010, the expiration of another $250 million notional amount of fixed interest rate hedges at the end of March 2011, and lower average debt balances versus the prior year resulting from free cash flow generation, proceeds from the divestiture of our yogurt operations and the receipt of a federal income tax refund in the second quarter of 2011.

Income Taxes — Income tax benefit was recorded at an effective rate of 22.9% for 2011 compared to a 59.4% effective tax expense rate in 2010. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In 2011, our tax benefit rate was decreased by nondeductible goodwill related to the impairment charge. Excluding the impact of the goodwill impairment, our 2011 effective tax benefit rate was 33.7% which was decreased by changes in certain state tax laws and the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture and was increased by the relative profitability of our foreign operations. Excluding the impact of a deferred tax correction, our 2010 effective tax rate was 45.4%, which was increased by the exclusion of the tax benefit attributable to our non-controlling interest in the Hero/WhiteWave joint venture.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 — Results by Segment

Fresh Dairy Direct

The key performance indicators of Fresh Dairy Direct are volume performance, brand mix and achieving low cost, which are realized within net sales, gross profit and operating income, respectively.

	Year Ended December 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$9,715.7	100.0%	$9,093.9	100.0%
Cost of sales	7,618.7	78.4	6,947.4	76.4

Gross profit	2,097.0	21.6	2,146.5	23.6
Operating costs and expenses	1,718.6	17.7	1,697.0	18.7

Total operating income	$378.4	3.9%	$449.5	4.9%

Net Sales — Fresh Dairy Direct’s net sales increased $621.8 million, or 6.8%, during 2011 compared to the prior year, primarily due to the pass-through of higher commodity costs, partially offset by a 1% volume decline in our fresh fluid milk category, which accounts for approximately 79% of our total volume at Fresh Dairy Direct. Additionally, volume declines in our ice cream, cultured and other non-dairy products, as well as the impact of our divestiture of our Mountain High yogurt operations, contributed to the offset. The industry and our Fresh Dairy Direct segment continue to experience declining volume trends. The continued economic decline throughout 2011 continued to have a negative impact on consumer spending, which has had a pronounced impact on the fluid milk category.

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

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, including raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Fresh Dairy Direct’s cost of sales increased $671.3 million, or 9.7%, in 2011 compared to 2010 primarily due to higher commodity costs. Conventional milk prices increased sharply in March of 2011 and continued to increase through the third quarter of 2011, before gradually declining in the fourth quarter. Class I and Class II butterfat prices were the highest the industry has experienced in recent history, and all Class I and Class II pricing remains significantly higher than 2010. This significant increase in conventional milk prices during 2011 was a result of limited inventories of butterfat and nonfat solids coupled with strong demand for butter, nonfat dry milk and cheese both domestically and internationally.

Gross Profit — Fresh Dairy Direct’s gross profit percentage decreased to 21.6% in 2011 from 23.6% in 2010. Gross profit trended downward due to weak volumes resulting from declining demand and the continued economic decline, as well as reduced margins on new business. The industry experienced retail and wholesale margin erosion in 2010 and 2011, which has impacted the performance of our regional brands. During the fourth quarter of 2011, milk prices decreased slightly, and retailers did not fully reflect such declines in shelf pricing, which partially restored the historical price relationship between branded and private label milk and allowed our regional brands to compete more effectively during the fourth quarter of 2011. In addition, rising non-dairy input costs, such as packaging materials, have impacted our gross profit, as our pass-through of the full impact of these commodities’ volatility to our customers has been limited.

Operating Costs and Expenses — Fresh Dairy Direct’s operating costs and expenses increased $21.6 million, or 1.3%, during the year compared to the prior year. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs increased $39.1 million, driven by increased fuel and freight costs, as the average diesel price has increased approximately 28% from 2010. We expect fuel and freight costs to remain elevated throughout 2012.

•	General and administrative costs decreased $16.8 million due to reductions in employee-related costs and professional and consulting fees, as a result of our cost-cutting initiatives.

WhiteWave

The key performance indicators of WhiteWave are sales volume, net sales dollars, gross profit and operating income.

	Year Ended December 31
	2011		2010
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$1,925.5	100.0%	$1,726.3	100.0%
Cost of sales	1,243.2	64.6	1,115.6	64.6

Gross profit	682.3	35.4	610.7	35.4
Operating costs and expenses	533.7	27.7	510.5	29.6

Total operating income	$148.6	7.7%	$100.2	5.8%

Net Sales — WhiteWave net sales increased $199.2 million, or 11.5%, driven by volume growth and higher pricing across all product portfolios. Sales of coffee creamers and beverages increased due to strong category growth in flavored creamers and new product introductions, particularly in the International Delight brand. Sales of premium dairy products also increased due to higher pricing resulting from higher commodity costs and, to a lesser extent, growth in volume. Full year sales growth in premium dairy was negatively impacted by the constraints in organic milk supply experienced in the fourth quarter of 2011. Sales of plant-based food and beverage products increased driven by new product introductions, primarily Silk almondmilk and Silk coconutmilk products.

Cost of Sales — WhiteWave’s cost of sales increased $127.6 million, or 11.4%, in 2011 compared to the prior year. The increase was primarily driven by sales volume growth and higher commodity costs, including soybeans, sweeteners, and packaging, partially offset by cost reduction initiatives.

Gross Profit — WhiteWave’s gross profit remained flat in 2011 as compared to 2010, as higher commodity costs, coupled with an unfavorable mix of products sold, substantially offset the favorable impact of cost reduction initiatives.

Operating Costs and Expenses — WhiteWave’s operating costs and expenses increased $23.2 million, or 4.5%, during 2011 compared to 2010 primarily due to an increase in distribution expenses due to higher sales volumes and an increasing fuel costs. In addition, capacity constraints drove increases in outside storage facility costs and related distribution costs. Marketing expense increased modestly, but was substantially offset by lower general and administrative expenses.

Liquidity and Capital Resources

General

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.0 billion senior secured revolving credit facility and our $600 million receivables-backed facility, and with respect to our WhiteWave segment, its senior secured credit facilities, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Further, we expect any future monetization of the WhiteWave shares that we intend to retain upon completion of the anticipated spin-off to provide an additional source of liquidity. Our anticipated uses of cash include capital expenditures, working capital, pension contributions, financial obligations, and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, instituting a cash dividend or other transactions to create shareholder value and enhance financial performance. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.

As of December 31, 2012, $70.6 million of our total cash on hand of $79.0 million was attributable to our foreign operations, of which $61.6 million was specifically related to WhiteWave’s foreign operations. Approximately $71 million of foreign cash was repatriated during the second quarter of 2012, and although not required under the terms of our senior secured credit facility, we utilized these funds to prepay approximately $70 million of our outstanding 2014 tranche A term loan borrowings. We currently anticipate that the cash attributable to our foreign operations will remain in those foreign jurisdictions.

At December 31, 2012, we had $3.1 billion of outstanding debt obligations, of which approximately $781 million was related to WhiteWave’s senior secured credit facilities. We had total cash on hand of $79.0 million and an additional $1.1 billion of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Additionally, WhiteWave had available future borrowing capacity under its $850 million senior secured revolving credit facility of approximately $569 million as of December 31, 2012, which amount will vary over time depending on WhiteWave’s financial covenants and operating performance. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, including any shares of WhiteWave that we retain. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Historical Cash Flow

The following table summarizes our cash flows from operating, investing and financing activities:

	Year Ended December 31
	2012	2011	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$384,321	$411,657	$(27,336)
Investing activities	(149,347)	(205,062)	55,715
Financing activities	(280,568)	(314,967)	34,399
Discontinued operations	9,495	151,858	(142,363)
Effect of exchange rate changes on cash and cash equivalents	(576)	(4,588)	4,012

Net increase (decrease) in cash and cash equivalents	$(36,675)	$38,898	$(75,573)

Operating Activities

Operating cash flows in 2012 were lower than the prior year due to the impact of litigation settlement payments made during the first quarter of 2012 as well as an increase in cash paid for taxes. We made payments of $61 million related to the dairy farmer actions discussed in Note 19 to our Consolidated Financial Statements. Tax payments increased primarily due to the $90 million payment related to the sale of our investment in CCC as compared to a tax refund of $62 million received during 2011. These decreases in operating cash flows were partially offset by higher net income levels and improved working capital, driven primarily by decreased commodity costs in 2012.

Investing Activities

Net cash used in investing activities decreased in 2012 due to lower capital expenditures of $77 million, primarily as a result of a planned decline in our capital spending in 2012, and increased proceeds on the sale of fixed assets. These increases were partially offset by a decrease in cash provided by investing activities. Specifically, during 2012, we received cash proceeds of approximately $58 million from the sale of our interest in CCC in 2012, compared to combined cash proceeds of approximately $92 million received in 2011 from the sale of our Mountain High yogurt operations and the sale of a trademark. See Notes 3 and 4 to our Consolidated Financial Statements for more information regarding these divestitures.

Financing Activities

Net cash used in financing activities decreased during 2012 primarily as a result of proceeds of $368 million received in 2012 in connection with the WhiteWave IPO and proceeds of approximately $1 billion from WhiteWave’s senior secured credit facilities. This decrease was substantially offset by net repayments of Dean Foods Company debt of $1.4 billion in 2012 versus net repayments of $325 million in 2011, as well as net repayments of WhiteWave’s stand-alone debt of $239 million in 2012. Additionally, WhiteWave paid approximately $12 million in deferred financing fees related to the execution of its senior secured credit facilities. See Notes 2 and 10 to our Consolidated Financial Statements for further information regarding the WhiteWave IPO and use of related proceeds.

Current Debt Obligations

Dean Foods Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year senior secured revolving credit facility, a $1.5 billion five-year senior secured term loan A and a $1.8 billion seven-year senior secured term loan B. As discussed below, during the fourth quarter of 2012, we repaid in full our outstanding term loan A borrowings with proceeds received from the WhiteWave IPO and the initial borrowings funded under WhiteWave’s senior secured credit facility and voluntarily reduced the 2014 revolver commitment under our credit facility to $1.0 billion, which represented a $275 million reduction.

As discussed in Note 3 to our Consolidated Financial Statements, on January 3, 2013, we completed the sale of our Morningstar division to a third party and we received net proceeds of approximately $1.45 billion, a portion of which was utilized to repay in full the then-outstanding $480 million aggregate principal amount of our 2016 Tranche B term loan borrowings, the then-outstanding $547 million aggregate principal amount of our outstanding 2017 Tranche B term loan borrowings, and the $265 million revolver borrowings that were outstanding as of December 31, 2012. As a result of these principal repayments, we expect to write off $1.5 million in previously deferred financing costs related to Dean Foods’ senior secured credit facility in the first quarter of 2013.

The following table summarizes the key terms of the Dean Foods senior secured credit facility as of December 31, 2012:

	Principal(1)	Maturity Date	Applicable Base Rate Margin(2)	Applicable LIBOR Rate Margin(2)	Quarterly Commitment Fee on Undrawn Amounts
Revolving Credit Facility	$ 1.0 billion	April 2, 2014	1.00% – 2.25%	2.00% – 3.25%	0.375% – 0.500%
Term Loan B	$ 480 million	April 2, 2016	2.00% – 2.25%	3.00% – 3.25%	—
	$ 547 million	April 2, 2017	2.25% – 2.50%	3.25% – 3.50%	—

(1)

Amounts for term loan B represent outstanding principal balances as of December 31, 2012. We repaid in full our outstanding term loan B borrowings on January 3, 2013. The revolving credit facility principal amount represents the total commitment amount available to us pursuant to the terms of our credit agreement.

(2)

The senior secured credit facility bears interest, at our election, at the Alternate Base Rate (as defined in our credit agreement) plus a margin depending on our leverage ratio or LIBOR plus a margin depending on our leverage ratio. Interest is payable quarterly or after the end of the applicable interest period.

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007, (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times consolidated EBITDA (as defined in our credit agreement) on a pro-forma basis, (3) we acquire at least 51% of the acquired entity, (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding all assets of WhiteWave and its subsidiaries, the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”) and the capital stock of WhiteWave and its subsidiaries, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries have been released from their obligations as guarantors of Dean Foods’ senior secured credit facility and designated as unrestricted subsidiaries thereunder.

Under the senior secured credit facility and our receivables-backed facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at December 31, 2012 was 3.54 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.50 times as of December 31, 2012 and decreases to 5.25 times as of March 31, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at December 31, 2012 was 1.96 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.75 times as of December 31, 2012 and decreases to 3.50 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at December 31, 2012 was 3.79 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 2.75 times as of December 31, 2012 and increases to 3.00 times as of March 31, 2013 and thereafter. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

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

At December 31, 2012, there were outstanding borrowings of $1.3 billion under our senior secured credit facility (compared to $2.5 billion at December 31, 2011), which consisted of $1.0 billion in term loan borrowings and $265 million under the revolver, all of which were repaid in full on January 3, 2013. The decrease of $1.2 billion in our senior secured credit facility outstanding borrowings was primarily due to the full repayment of the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan borrowings and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan borrowings with the proceeds from the WhiteWave IPO. See Note 2 to our Consolidated Financial Statements for further information regarding the WhiteWave IPO. At December 31, 2012, letters of credit in the aggregate amount of $1.0 million were issued under the revolving credit facility but undrawn. Our average daily balance under this facility during 2012 was $107.2 million.

As of February 15, 2013, there were no outstanding borrowings under our senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $1.0 million that were issued but undrawn.

WhiteWave Senior Secured Credit Facilities — On October 12, 2012, in connection with the WhiteWave IPO discussed in Note 2 to our Consolidated Financial Statements, WhiteWave entered into a senior secured credit facility, consisting of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facilities will be available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

As of December 31, 2012, WhiteWave had outstanding borrowings of approximately $781 million under its $1.35 billion senior secured credit facilities, of which $500 million consisted of term loan borrowings and $281 million consisted of borrowings under the $850 million revolving portion of its senior secured credit facilities. In addition, WhiteWave had additional borrowing capacity of approximately $569 million under its senior secured credit facilities, which amount will vary over time depending on WhiteWave’s financial covenants and operating performance.

The terms of WhiteWave’s senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the $250 million term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017, with the balance at maturity, and in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019, with the balance at maturity;

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

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants establishing (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to WhiteWave’s right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

WhiteWave’s senior secured credit facilities are secured by security interests and liens on substantially all of its assets and the assets of its material domestic subsidiaries. Dean Foods does not guarantee WhiteWave’s senior secured credit facilities. The senior secured credit facilities are guaranteed by its material domestic subsidiaries. Borrowings under the senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum, and are subject to adjustment based on WhiteWave’s consolidated net leverage ratio. As of December 31, 2012, WhiteWave was in compliance with all debt covenants.

WhiteWave incurred financing costs of approximately $12 million in connection with the execution of its senior secured credit facilities. These costs will be deferred and recognized over the terms of the respective debt agreements using the effective interest method.

Use of Net Proceeds from WhiteWave IPO and Initial Borrowing under WhiteWave Senior Secured Credit Facilities — On October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under its senior secured credit facilities. Substantially all of the net proceeds of the borrowing and $282 million of the net proceeds from the WhiteWave IPO, totaling approximately $1.16 billion, were contributed to WWF Opco, which then paid such proceeds to Dean Foods to repay then-outstanding obligations under intercompany notes owed to Dean Foods Company. On October 31, 2012, we utilized those funds to repay in full the outstanding 2014 Tranche A term loan and the outstanding 2014 Tranche B term loan borrowings. As a result of these principal repayments, $3.5 million in previously deferred financing costs related to the Dean Foods Company senior secured credit facility were written off in the fourth quarter of 2012. See Note 10 to our Consolidated Financial Statements. Additionally, effective October 31, 2012, we voluntarily reduced the total commitment amount available to us under the Dean Foods revolving credit facility from $1.275 billion to $1.0 billion.

Dean Foods Receivables-Backed Facility — In addition to our senior secured credit facility, we also have a $600 million receivables-backed facility under which current availability is subject to a monthly borrowing base formula. This facility is available for the issuance of letters of credit of up to $300 million.

In connection with the WhiteWave IPO described in Note 2 to our Consolidated Financial Statements, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Receivables sold by WWF Opco to these entities on or prior to August 31, 2012 will continue to be collected by us; however, any receivables generated by WhiteWave or WWF Opco subsequent to September 1, 2012 were not sold into the receivables securitization program, and no WWF Opco receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility as described below. Additionally, effective November 1, 2012, Morningstar Foods and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Receivables sold by Morningstar into these entities prior to October 31, 2012 will continue to be collected by us; however, any receivables generated by Morningstar or its subsidiaries subsequent to November 1, 2012 will not be sold into the receivables securitization program, and no Morningstar receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility as described below.

Based on the monthly borrowing base formula, we had the ability to borrow up to $572.4 million of the $600 million total commitment amount under the receivables-backed facility as of December 31, 2012. There were no drawn balances as of December 31, 2012, excluding letters of credit in the aggregate amount of $230.6 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $341.8 million at December 31, 2012. Our average daily balance under this facility during the year ended December 31, 2012 was $148.5 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

Standby Letter of Credit — As discussed in Note 19, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. As part of the settlement agreement, on February 21, 2012, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We expect to make the first installment payment in June 2013.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Senior Notes — Other indebtedness outstanding at December 31, 2012 included $500 million aggregate principal amount outstanding under Dean Foods Company’s senior notes due 2016, $400 million aggregate principal amount outstanding under Dean Foods Company’s senior notes due 2018 and $142 million aggregate principal amount outstanding under Legacy Dean’s senior notes due 2017. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries were released from their obligations as guarantors of the Dean Foods Company senior notes.

Alpro Revolving Credit Facility — WhiteWave’s Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured, and prior to the WhiteWave IPO discussed in Note 2 to the Consolidated Financial Statements, was guaranteed by Dean Foods Company and various Alpro subsidiaries; however, in connection with the WhiteWave IPO, effective as of October 9, 2012, Dean Foods Company was released from this guarantee. Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At December 31, 2012, there were no outstanding borrowings under this facility.

Contractual Obligations and Other Long-Term Liabilities

In the normal course of business, we enter into contracts and commitments that obligate us to make payments in the future. The table below summarizes our obligations for indebtedness, purchase, lease and other contractual obligations at December 31, 2012.

As we own a majority interest in WhiteWave and continue to consolidate it for financial reporting purposes, WhiteWave’s contractual obligations, including future principal and interest payments due under its senior secured credit facilities, cash payments related to its interest rate swap agreements, future minimum lease payments, purchase obligations and benefit payments have been included in the table below and total approximately $2.2 billion. With respect to these future obligations, Dean Foods Company is not a guarantor of WhiteWave’s senior secured credit facilities. Additionally, upon completion of the anticipated spin-off of WhiteWave (which we intend to effect in May 2013 as described in Note 2 to our Consolidated Financial Statements), Dean Foods Company will no longer be a party to the other WhiteWave obligations presented below.

		Payments Due By Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(In millions)
Dean Foods senior secured credit facility(1)	$1,292.2	$10.5	$275.5	$10.5	$471.0	$524.7	$—
Dean Foods Company senior notes(2)	900.0	—	—	—	500.0	—	400.0
Subsidiary senior notes(2)	142.0	—	—	—	—	142.0	—
Purchase obligations(3)	1,705.5	1,009.0	243.5	167.8	141.0	116.9	27.3
Operating leases(4)	455.5	113.2	94.0	74.0	43.3	31.5	99.5
Dean Foods interest payment(1)(5)	649.6	163.7	144.6	143.0	103.1	56.2	39.0
Benefit payments(6)	401.1	22.6	21.9	21.8	22.2	22.3	290.3
Litigation settlement(7)	80.0	20.0	20.0	20.0	20.0	—	—
WhiteWave senior secured credit facility	780.6	15.0	15.0	21.3	21.3	470.5	237.5
WhiteWave interest payments(8)	160.9	35.6	34.4	32.5	29.4	18.4	10.6

Total(9)	$6,567.4	$1,389.6	$848.9	$490.9	$1,351.3	$1,382.5	$1,104.2

(1)

On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. We expect these repayments to reduce the future interest payments included in the table above by approximately $209 million. Additionally, related to these debt repayments, on January 4, 2013 we terminated our remaining Dean Foods interest rate swaps with a total notional value of $1 billion and made a cash payment of $28 million to the counterparties to the swap agreements, which represented the fair value of the swaps as of the termination date. Accordingly, we will not incur any cash interest payments on these swaps going forward. See Notes 10 and 11 to our Consolidated Financial Statements for further information regarding debt repayments and interest rate swap terminations, respectively.

(2)	Represents face amount.
(3)

Primarily represents commitments to purchase minimum quantities of raw materials used in our production processes, including diesel fuel, soybeans and organic raw milk. We enter into these contracts from time to time to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are part of our production process. Of the total purchase obligations reported in the table above, approximately $1.2 billion are attributable to WhiteWave.

(4)

Represents future minimum lease payments under non-cancelable operating leases related to our distribution fleet, corporate offices and certain of our manufacturing and distribution facilities. See Note 19 to our Consolidated Financial Statements for more detail about our lease obligations.

(5)

Includes fixed rate interest obligations, expected cash payments on interest rate swaps based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2012 and interest on variable rate debt based on the rates in effect at December 31, 2012. Interest that may be due in the future on variable rate borrowings under the senior secured credit facility and receivables-backed facility will vary based on the interest rate in effect at the time and the borrowings outstanding at the time.

(6)

Represents expected future benefit obligations of $363.7 million and $37.4 million related to our company-sponsored pension plans and postretirement healthcare plans, respectively. In addition to our company-sponsored plans, we participate in certain multiemployer defined benefit plans. The cost of these plans is equal to the annual required contributions determined in accordance with the provisions of negotiated collective bargaining arrangements. These costs were approximately $29 million, $26 million and $26 million during the years ended December 31, 2012, 2011 and 2010, respectively; however, the future cost of the multiemployer plans is dependent upon a number of factors, including the funded status of the plans, the ability of other participating companies to meet ongoing funding obligations, and the level of our ongoing participation in these plans. Because the amount of future contributions we would be contractually obligated to make pursuant to these plans cannot be reasonably estimated, such amounts have been excluded from the table above. See Note 15 to our Consolidated Financial Statements.

(7)	Represents future payments pursuant to an approved agreement to settle all claims in the Tennessee dairy farmer actions. See Note 19 to our Consolidated Financial Statements.
(8)

Includes interest on variable rate debt based on the rates in effect at December 31, 2012 and expected cash payments on interest rate swaps based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2012. Interest that may be due in the future on the variable rate portion of WhiteWave’s senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on the interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(8)

Includes interest on variable rate debt based on the rates in effect at December 31, 2012 and expected cash payments on interest rate swaps based on the notional amounts of the swaps and the LIBOR forward curve at December 31, 2012. Interest that may be due in the future on the variable rate portion of WhiteWave’s senior secured credit facilities will vary based on the interest rate in effect at the time and the borrowings outstanding at the time. Future interest payments on the interest rate swaps will vary based on the interest rates in effect at each respective settlement date. Excluded from the table above are expected cash receipts related to the interest rate swaps.

(9)	The table above excludes our liability for uncertain tax positions of $38.2 million because the timing of any related cash payments cannot be reasonably estimated.

Pension and Other Postretirement Benefit Obligations

We offer pension benefits through various defined benefit pension plans and also offer certain health care and life insurance benefits to eligible employees and their eligible dependents upon the retirement of such employees. Reported costs of providing non-contributory defined pension benefits and other postretirement benefits are dependent upon numerous factors, assumptions and estimates. For example, these costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan and earnings on plan assets. Pension and postretirement costs also may be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and annual periodic pension costs. In 2012 and 2011, we made contributions of $18.3 million and $18.1 million, respectively, to our defined benefit pension plans.

In 2011, we identified groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations, which resulted in an understatement of our benefit obligations and net periodic benefit cost. We recorded a non-cash charge, and the related benefit obligation, of $16.0 million in 2011, of which $0.8 million related to the year ended December 31, 2011 and $15.2 million related to prior periods. This adjustment has increased our future expected benefit payments under the other postretirement benefit plans.

Our pension plan assets are primarily comprised of equity and fixed income investments. Changes made to the provisions of the plan may impact current and future pension costs. Fluctuations in actual equity market returns, as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In accordance with Accounting Standards related to “Employers’ Accounting for Pensions,” changes in obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally are recognized in future years over the remaining average service period of plan participants. As such, significant portions of pension costs recorded in any period may not reflect the actual level of cash benefits provided to plan participants. In 2012, we recorded non-cash pension expense of $14.7 million, all of which was attributable to periodic expense, compared to a total of $13.8 million in 2011, of which $12.9 million was attributable to periodic expense and $0.9 million was attributable to settlements.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate for our pension plan obligations was decreased from 4.5% at December 31, 2011 to 3.7% at December 31, 2012. We do not expect this change to increase the net periodic benefit cost in 2013 as we expect the decrease in discount rate to meaningfully reduce the interest cost component of net periodic benefit cost.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. In July 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. At December 31, 2012, our master trust was invested as follows: investments in equity securities were at 59%; investments in fixed income were at 39%; cash equivalents were at 2% and other investments were less than 1%. We believe the allocation of our master trust investments as of December 31, 2012 is generally consistent with the targets set forth by the Investment Committee.

See Notes 15 and 16 to our Consolidated Financial Statements for additional information regarding retirement plans and other postretirement benefits.

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

See Note 19 to our Consolidated Financial Statements for more information about our commitments and contingent obligations.

Future Capital Requirements

During 2013, we intend to invest a total of approximately $150 million to $175 million in capital expenditures related to our Fresh Dairy Direct business, primarily for our existing manufacturing facilities and distribution capabilities. Inclusive of the impact of interest savings related to the full repayment of our then-outstanding tranche B term loan borrowings on January 3, 2013, we expect cash interest to be approximately $95 million to $100 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $13 million and imputed interest of approximately $2 million related to the Tennessee dairy farmer litigation settlement discussed in Note 19 to our Consolidated Financial Statements.

WhiteWave has indicated that it expects to invest approximately $150 million to $160 million in capital expenditures in 2013, primarily to increase manufacturing and warehousing capacity to support its growth. Additionally, WhiteWave expects cash interest to be approximately $20 million to $22 million, which excludes amortization of deferred financing fees of approximately $2.4 million.

The portion of our long-term debt due within the next 12 months totals $26 million, of which $15 million is attributable to WhiteWave. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that cash flow from operations and borrowings under our senior secured credit facility and receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

We currently have a maximum permitted senior secured leverage ratio of 3.75 times and maximum leverage ratio of 5.50 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters, each as defined under and calculated in accordance with the terms of our senior secured credit facility and our receivables-backed facility. As of December 31, 2012, the senior secured leverage ratio was 1.96 times and the leverage ratio was 3.54 times. The maximum permitted senior secured leverage ratio and leverage ratio under both the senior secured credit facility and the receivables-backed facility will decline to 3.50 times and 5.25 times, respectively, as of March 31, 2013.

At December 31, 2012, $341.8 million was available under the receivables-backed facility, with $734.0 million also available under the senior secured revolving credit facility, subject to compliance with the covenants in our credit agreements. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for vendor concentration limits, reserve requirements and other adjustments as described in our amended and restated receivables purchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and outstanding letters of credit. At February 15, 2013, approximately $1.33 billion, subject to compliance with the covenants in our credit agreements, was available to finance working capital and other general corporate purposes under the receivables-backed and revolving credit facilities.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw materials used in Fresh Dairy Direct’s products are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, Fresh Dairy Direct changes the prices charged for Class I dairy products on a monthly basis, as the costs of raw materials, packaging, fuel and other materials fluctuate. Prices for certain Fresh Dairy Direct Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost change and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Prices for conventional milk declined in the first half of 2012 and rose materially every month of the third and fourth quarter of 2012, hitting a near-historic peak of $21.39 in December. This is the third highest month in the last five years and 40% above the June low price of the year. On average, this represented a 23% sequential increase from the prior quarter but a 9% decline for the full year as compared to 2011. We expect Class I and Class II prices to decline moderately at the beginning of 2013 and remain flat for at least the first half of the year.

Organic Raw Milk — The primary raw material used in WhiteWave’s organic milk-based products is organic raw milk. WhiteWave currently works with more than 600 dairy farmers across the United States and purchases approximately 93% of its organic raw milk from this network. The balance of its organic raw milk is sourced from two farms that WhiteWave owns. WhiteWave generally enters into supply agreements with organic dairy farmers with typical terms of two to five years, which obligate WhiteWave to purchase certain minimum quantities of organic raw milk. The dairy industry continues to experience periodic imbalances between supply and demand for organic raw milk. Industry regulation and the costs of organic farming compared to costs of conventional farming can impact the supply of organic raw milk in the market. Oversupply levels of organic raw milk can increase competitive pressure on WhiteWave’s products, while supply shortages can cause product shortages and higher costs to WhiteWave. WhiteWave continues to take proactive steps to manage its organic raw milk supply to ensure it is able to maintain its leading position in the premium dairy category.

Soybeans and Almonds — The primary raw materials used in WhiteWave’s plant-based products are non–Genetically Modified Organism (“non-GMO”) soybeans, organic soybeans and almonds. In 2011, WhiteWave committed to using only soybeans that have been certified as non-GMO by an independent party in its non-organic products. Both soybeans and almonds are generally available from several suppliers and WhiteWave is not dependent on any single supplier for these raw materials.

Fuel and Resin Costs — Fresh Dairy Direct purchases diesel fuel to operate its extensive DSD system and incurs fuel surcharge expense related to the products it delivers through third-party carriers. WhiteWave primarily relies on third-party carriers for product distribution, and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material we use is resin, which is a fossil fuel based product used to make plastic bottles. Fresh Dairy Direct purchases approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that fuel and resin costs will remain elevated throughout 2013.

Retail and Customer Environment

Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry experienced retail and wholesale margin erosion in 2010 and 2011, as conventional milk prices increased steadily in recent years; however, during the fourth quarter of 2011, milk prices decreased slightly and continued to decline through the first half of 2012. As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages, which is in contrast to 2010 and 2011, when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively during 2012. Milk prices rose significantly during the second half of 2012; however, we were able to effectively adjust our pricing to offset these costs. Additionally, our volumes continued to outperform our peers throughout the year.

Over the course of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within our Fresh Dairy Direct business; however, the fluid milk industry remains highly competitive. In January 2013, an RFP for private label milk with a significant customer resulted in a loss of a portion of that customer’s business which will begin to be reflected in the second quarter of 2013. The lost volumes were primarily related to low-margin, private label business and resulted from the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result, we expect total fluid milk volumes to decline in the low-single digits in 2013. We expect to accelerate our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Consumer Preferences for WhiteWave Products and New Product Introductions

WhiteWave’s plant-based foods and beverages, coffee creamers and beverages, and premium dairy categories are aligned with emerging consumer preferences for products that are nutritious, flavorful, convenient, and responsibly produced. As a result, we believe these product categories will continue to offer attractive growth opportunities relative to traditional food and beverage categories. WhiteWave’s plant-based foods and beverages and premium dairy products are well positioned within the dairy and dairy alternatives sector, as well as the natural and organic sector. The growth of the natural and organic sector is outpacing the growth of the overall food and beverage industry and, within dairy and dairy alternatives, WhiteWave’s share continues to grow. In addition, its coffee creamers and beverages continue to benefit from the growth and overall size of the coffee and creamers sector.

Additionally, WhiteWave will continue to benefit from evolving consumer preferences by delivering innovative products in profitable categories under its trusted brands. WhiteWave has a proven track record of innovation through either creating or largely developing the organic milk, soymilk, and flavored non-dairy creamer subcategories. Recent successful new product introductions under WhiteWave’s Silk, Alpro, Horizon Organic, and International Delight brands further demonstrate its capabilities to develop and expand its categories. WhiteWave will continue to focus on innovation to drive increased consumption of its brands.

Commercial Arrangements

In connection with the WhiteWave IPO discussed in Note 2 to our Consolidated Financial Statements, our separate lines of businesses have entered into agreements that formalize and, in certain cases, modify ongoing commercial arrangements. These agreements initially became effective on October 31, 2012. Following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs but will be eliminated in consolidation. In the case of a spin-off or other tax-free disposition, these intersegment sales would become third-party sales that, along with their related costs, would no longer be eliminated in consolidation.

Critical Accounting Policies and Use of Estimates

In certain circumstances, the preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires us to use our judgment to make certain estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period. Our senior management has discussed the development and selection of these critical accounting policies, as well as our significant accounting policies (see Note 1 to our Consolidated Financial Statements), with the Audit Committee of our Board of Directors. The following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and the estimates they involve require our most difficult, subjective or complex judgments.

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

A perpetual trademark is impaired if its book value exceeds its estimated fair value. Goodwill is evaluated for impairment if we determine that it is more likely than not that the book value of a reporting unit exceeds its estimated fair value.

Amortizable intangible assets are evaluated for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

Our goodwill and intangible assets totaled $1.5 billion as of December 31, 2012, of which approximately $344 million relates to Fresh Dairy Direct.

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

Based on the baseline valuation performed in 2011, the fair value of each of our reporting units exceeds its related carrying value by approximately $512 million or 28.6%, $1.2 billion or 106.7% and $193 million or 46.4% for Fresh Dairy Direct, WhiteWave and Alpro, respectively. The results of our qualitative assessment conducted in 2012 did not indicate that it was more likely than not that the fair value of any of our reporting units was less than its carrying amount.

Based on the results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2012, we did not record any impairment charges.

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

Our property, plant and equipment totaled $1.9 billion as of December 31, 2012.

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

At December 31, 2012 we recorded accrued liabilities related to these retained risks of $170.2 million, including both current and long-term liabilities. We have reduced our property and casualty insurance reserves over the past three years due to a continuous decline in claims resulting from ongoing safety improvements, as well as better claims management.

Accrued liabilities related to these retained risks are calculated based upon loss development factors, which contemplate a number of variables including claims history and expected trends. These loss development factors are developed by us in consultation with external insurance brokers and actuaries.

If actual results differ from our assumptions, we could be exposed to material gains or losses. A 10% change in our self-insured liabilities could affect net earnings by approximately $7.6 million.

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

A 0.25% reduction in the assumed rate of return on plan assets or a 0.25% reduction in the discount rate would each result in an increase in our annual pension expense of $0.6 and $0.8 million, respectively.

A 1% increase in assumed healthcare costs trends would increase the aggregate post retirement medical obligation by approximately $3.9 million.

Income Taxes

A liability for uncertain tax positions is recorded to the extent a tax position taken or expected to be taken in a tax return does not meet certain recognition or measurement criteria. A valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.

At December 31, 2012 our liability for uncertain tax positions, including accrued interest, was $38.2 million, and our valuation allowance was $7.8 million.

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

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements — In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not affect our annual indefinite-lived asset impairment testing process in 2012 as we did not elect to perform a qualitative assessment.

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

Our open commodity derivative contracts that qualify for hedge accounting had a notional value of $57.5 million as of December 31, 2012. These contracts resulted in net unrealized losses of $0.5 million as of December 31, 2012. At the end of 2012, the potential change in fair value of commodity derivative instruments, assuming a 10% adverse movement in the underlying commodity price, would have resulted in an additional unrealized net loss of $5.7 million.

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

As of December 31, 2012, the majority of our variable rate debt obligations and WhiteWave’s variable rate debt obligations under its senior secured credit facilities were hedged at fixed rates. We have performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates. As of December 31, 2012, the analysis indicated that such interest rate movement, in the aggregate, would not have a material effect on our financial position, results of operations or cash flows. However, actual gains and losses in the future may differ materially from that analysis based on changes in the timing and amount of interest rate movement and our actual exposure and hedges.

On January 3, 2013, we used a portion of the proceeds from the sale of our Morningstar division to repay in full our outstanding 2016 and 2017 Tranche B term loan borrowings, as well as our outstanding revolver borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 that were in place at Dean Foods Company. Accordingly, on January 4, 2013, we terminated these interest rate swap agreements and paid the counterparties $28.0 million based on the fair values of the swaps on that date. See Note 11 to our Consolidated Financial Statements.

Substantially all variable rate borrowings under the Dean Foods senior secured credit facility have been repaid in full as of January 2013, and upon completion of the anticipated spin-off of WhiteWave in May 2013, our remaining debt obligations will primarily consist of our Dean Foods senior notes due 2016 and 2018 and the subsidiary notes due 2017, all of which bear interest at fixed rates. Although we may draw upon our senior secured revolving credit facility and receivables-backed facility in the future, we do not currently expect interest rate fluctuations related to these incremental variable rate borrowings to significantly impact our financial condition, results of operations or cash flows in 2013.

Foreign Currency Fluctuations

Our international operations represented approximately 13% and 3% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2012. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

Item 8.	Consolidated Financial Statements

Our Consolidated Financial Statements for 2012 are included in this report on the following pages.

DEAN FOODS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
	(Dollars in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,975	$115,650
Receivables, net of allowance of $13,693 and $10,391	881,410	872,958
Income tax receivable	—	24,960
Inventories	407,912	384,991
Deferred income taxes	103,207	109,475
Prepaid expenses and other current assets	58,285	62,001
Assets of discontinued operations	672,989	668,673

Total current assets	2,202,778	2,238,708
Property, plant and equipment, net	1,873,279	1,936,235
Goodwill	852,427	849,177
Identifiable intangible and other assets, net	726,477	731,047
Deferred income taxes	32,130	—

Total	$5,687,091	$5,755,167

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,192,940	$1,127,717
Income tax payable	1,186	—
Current portion of debt	25,535	202,292
Current portion of litigation settlements	20,000	60,838
Liabilities of discontinued operations	101,332	133,202

Total current liabilities	1,340,993	1,524,049
Long-term debt	3,077,258	3,541,635
Deferred income taxes	321,509	292,539
Other long-term liabilities	433,991	422,595
Long-term litigation settlements	53,712	73,000
Commitments and contingencies (Note 19)
Stockholders’ equity (deficit):
Dean Foods Company stockholders’ equity (deficit):
Preferred stock, none issued	—	—
Common stock 185,563,534 and 183,745,789 shares issued and outstanding, with a par value of $0.01 per share	1,856	1,837
Additional paid-in capital	1,375,812	1,086,804
Accumulated deficit	(833,897)	(992,519)
Accumulated other comprehensive loss	(186,584)	(199,520)

Total Dean Foods Company stockholders’ equity (deficit)	357,187	(103,398)
Non-controlling interest	102,441	4,747

Total stockholders’ equity (deficit)	459,628	(98,651)

Total	$5,687,091	$5,755,167

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2012	2011	2010
	(Dollars in thousands, except share data)
Net sales	$11,462,277	$11,641,191	$10,820,237
Cost of sales	8,562,279	8,861,574	8,063,932

Gross profit	2,899,998	2,779,617	2,756,305
Operating costs and expenses:
Selling and distribution	1,912,588	1,878,372	1,816,958
General and administrative	555,012	585,288	601,177
Amortization of intangibles	6,283	7,616	8,342
Facility closing and reorganization costs	55,787	45,688	30,761
Litigation settlements	—	131,300	30,000
Goodwill impairment	—	2,075,836	—
Other operating (income) loss	(57,459)	6,561	—

Total operating costs and expenses	2,472,211	4,730,661	2,487,238

Operating income (loss)	427,787	(1,951,044)	269,067
Other (income) expense:
Interest expense	164,572	190,912	191,205
Other (income) expense, net	(707)	(1,915)	217

Total other expense	163,865	188,997	191,422

Income (loss) from continuing operations before income taxes	263,922	(2,140,041)	77,645
Income tax expense (benefit)	146,509	(489,588)	46,153

Income (loss) from continuing operations	117,413	(1,650,453)	31,492
Income from discontinued operations, net of tax	45,681	54,666	43,743
Gain (loss) on sale of discontinued operations, net of tax	(2,053)	3,616	7,521

Net income (loss)	161,041	(1,592,171)	82,756
Net (income) loss attributable to non-controlling interest	(2,419)	16,550	8,735

Net income (loss) attributable to Dean Foods Company	$158,622	$(1,575,621)	$91,491

Average common shares:
Basic	184,750,755	183,388,220	181,799,306
Diluted	186,131,823	183,388,220	182,861,802
Basic earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.62	$(8.91)	$0.22
Income from discontinued operations attributable to Dean Foods Company	0.24	0.32	0.28

Net income (loss) attributable to Dean Foods Company	$0.86	$(8.59)	$0.50

Diluted earnings (loss) per common share:
Income (loss) from continuing operations attributable to Dean Foods Company	$0.62	$(8.91)	$0.22
Income from discontinued operations attributable to Dean Foods Company	0.23	0.32	0.28

Net income (loss) attributable to Dean Foods Company	$0.85	$(8.59)	$0.50

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2012	2011	2010
	(in thousands)
Net income (loss)	$161,041	$(1,592,171)	$82,756
Other comprehensive income (loss):
Cumulative translation adjustment	11,287	(12,738)	(20,707)
Unrealized gain (loss) on derivative instruments, net of tax:
Change in fair value of derivative instruments	(19,793)	(58,797)	(17,360)
Less: reclassification adjustments for (gains) losses included in net income (loss)	24,964	35,235	59,393
Defined benefit pension and other postretirement benefit plans, net of tax:
Prior service costs arising during the period	(193)	(579)	—
Net loss arising during the period	(16,343)	(32,796)	(7,156)
Less: amortization of prior service cost included in net periodic benefit cost	9,333	16,808	6,153

Other comprehensive income (loss)	$9,255	$(52,867)	$20,323

Comprehensive income (loss)
Comprehensive income (loss) attributable to non-controlling interest	3,207	(16,550)	(8,735)

Comprehensive income (loss) attributable to Dean Foods Company	$167,089	$(1,628,488)	$111,814

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Dean Foods Company Stockholders					Non- controlling Interest	Total Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2010	180,854,163	$1,809	$1,025,502	$491,611	$(166,976)	$15,286	$1,367,232
Issuance of common stock, net of tax impact of share-based compensation	1,401,171	14	(1,121)	—	—	—	(1,107)
Share-based compensation expense	—	—	36,872	—	—	—	36,872
Capital contribution from non-controlling interest	—	—	—	—	—	7,992	7,992
Net loss attributable to non-controlling interest	—	—	—	—	—	(8,735)	(8,735)
Other comprehensive income (loss) (Note 14):
Net income attributable to Dean Foods Company	—	—	—	91,491	—	—	91,491
Change in fair value of derivative instruments, net of tax benefit of $12,491	—	—	—	—	(17,360)	—	(17,360)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $37,180	—	—	—	—	59,393	—	59,393
Cumulative translation adjustment	—	—	—	—	(20,707)	—	(20,707)
Pension liability adjustment, net of tax benefit of $525	—	—	—	—	(1,003)	—	(1,003)

Balance, December 31, 2010	182,255,334	$1,823	$1,061,253	$583,102	$(146,653)	$14,543	$1,514,068
Issuance of common stock, net of tax impact of share-based compensation	1,490,455	14	(5,857)	—	—	—	(5,843)
Share-based compensation expense	—	—	31,408	—	—	—	31,408
Capital contribution from non-controlling interest	—	—	—	—	—	6,754	6,754
Net loss attributable to non-controlling interest	—	—	—	—	—	(16,550)	(16,550)
Other comprehensive income (loss) (Note 14):
Net loss attributable to Dean Foods Company	—	—	—	(1,575,621)	—	—	(1,575,621)
Change in fair value of derivative instruments, net of tax benefit of $38,527	—	—	—	—	(58,797)	—	(58,797)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $23,156	—	—	—	—	35,235	—	35,235
Cumulative translation adjustment	—	—	—	—	(12,738)	—	(12,738)
Pension liability adjustment, net of tax benefit of $10,694	—	—	—	—	(16,567)	—	(16,567)

Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	1,817,745	19	(243)	—	—	—	(224)
Share-based compensation expense	—	—	24,247	—	—	—	24,247
Sale of subsidiary shares to non-controlling interest	—	—	265,004	—	4,469	98,067	367,540
Share-based compensation expense for subsidiary shares	—	—	—	—	—	1,167	1,167
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Net income attributable to non-controlling interest	—	—	—	—	—	2,419	2,419
Other comprehensive income (loss) (Note 14):
Net income attributable to Dean Foods Company	—	—	—	158,622	—	—	158,622
Change in fair value of derivative instruments, net of tax benefit of $12,682	—	—	—	—	(19,780)	(13)	(19,793)
Amounts reclassified to statement of operations related to hedging activities, net of tax of $16,239	—	—	—	—	24,964	—	24,964
Cumulative translation adjustment	—	—	—	—	10,354	933	11,287
Pension liability adjustment, net of tax benefit of $4,493	—	—	—	—	(7,071)	(132)	(7,203)

Balance, December 31, 2012	185,563,534	$1,856	$1,375,812	$(833,897)	$(186,584)	$102,441	$459,628

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$161,041	$(1,592,171)	$82,756
Income from discontinued operations	(45,681)	(54,666)	(43,743)
(Gain) loss on sale of discontinued operations	2,053	(3,616)	(7,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	261,108	259,329	247,239
Share-based compensation expense	38,755	36,632	36,872
(Gain) loss on divestitures and other, net	(21,832)	34,025	18,862
Write-off of financing costs	3,519	—	3,695
Goodwill impairment	—	2,075,836	—
Deferred income taxes	90	(471,176)	121,043
Other	8,324	1,672	(1,291)
Changes in operating assets and liabilities:
Receivables, net	(10,012)	(56,376)	32,777
Inventories	(22,168)	(25,946)	590
Prepaid expenses and other assets	2,914	6,087	7,213
Accounts payable and accrued expenses	46,706	55,287	17,373
Income taxes receivable/payable	20,829	42,902	(55,220)
Litigation settlements	(61,325)	103,838	30,000

Net cash provided by operating activities — continuing operations	384,321	411,657	490,645
Net cash provided by operating activities — discontinued operations	56,221	53,687	28,573

Net cash provided by operating activities	440,542	465,344	519,218
Cash flows from investing activities:
Payments for property, plant and equipment	(228,083)	(305,167)	(275,922)
Proceeds from insurance and other recoveries	7,481	786	—
Proceeds from divestitures	58,034	91,958	—
Proceeds from sale of fixed assets	14,465	7,361	8,239
Other, net	(1,244)	—	—

Net cash used in investing activities — continuing operations	(149,347)	(205,062)	(267,683)
Net cash provided by (used in) investing activities — discontinued operations	(24,831)	76,802	(1,771)

Net cash used in investing activities	(174,178)	(128,260)	(269,454)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	400,000
Repayment of Dean Foods Company senior secured term loan debt	(1,350,275)	(209,885)	(514,189)
Proceeds from senior secured revolver	2,481,800	3,274,390	4,006,680
Payments for senior secured revolver	(2,316,500)	(3,627,690)	(4,068,880)
Proceeds from receivables-backed facility	2,834,551	4,246,006	2,220,267
Payments for receivables-backed facility	(3,072,961)	(4,007,598)	(2,220,267)
Proceeds from subsidiary senior secured credit facility	1,019,200	—	—
Payments for subsidiary senior secured credit facility	(238,650)	—	—
Payments of financing costs	(12,278)	(600)	(52,720)
Proceeds from sale of subsidiary shares in initial public offering, net of offering costs	367,540	—	—
Issuance of common stock, net of share repurchases for withholding taxes	6,434	3,623	3,415
Tax savings on share-based compensation	571	33	278
Capital contribution from non-controlling interest	—	6,754	7,992

Net cash used in financing activities — continuing operations	(280,568)	(314,967)	(217,424)
Net cash provided by (used in) financing activities — discontinued operations	(21,895)	21,369	(268)

Net cash used in financing activities	(302,463)	(293,598)	(217,692)
Effect of exchange rate changes on cash and cash equivalents	(576)	(4,588)	(502)

Increase (decrease) in cash and cash equivalents	(36,675)	38,898	31,570
Cash and cash equivalents, beginning of period	115,650	76,752	45,182

Cash and cash equivalents, end of period	$78,975	$115,650	$76,752

See Notes to Consolidated Financial Statements.

DEAN FOODS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2012, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Our Business — We are a leading food and beverage company in the United States, as well as a North American and European leader in branded plant-based foods and beverages. We align our leadership teams, operating strategies and supply chain initiatives around our two lines of business, Fresh Dairy Direct and WhiteWave.

Fresh Dairy Direct is the largest processor and distributor of milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. Fresh Dairy Direct also produces and distributes Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk.

Our WhiteWave business is comprised of our majority ownership interest in The WhiteWave Foods Company (“WhiteWave”) and its subsidiaries. WhiteWave manufactures, markets and sells a variety of nationally and internationally branded plant-based foods and beverages, such as Silk® soy, almond and coconut milks, and Alpro® and Provamel® soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight® and LAND O LAKES®; and nationally branded premium dairy products, such as Horizon Organic® milk.

As discussed in Note 2, in October 2012, WhiteWave completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WWAV”. We have announced our intention to effect a tax-free spin-off of shares of WhiteWave in May, following the April 23, 2013 expiration of the lock-up period under the WhiteWave IPO underwriting agreement. Unless and until a spin-off occurs or we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own.

Basis of Presentation and Consolidation — Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and include the accounts of our wholly-owned subsidiaries, as well as those of our 86.7% economic interest in WhiteWave. The resulting non-controlling interest’s share in the equity of WhiteWave is presented as a separate component of stockholders’ equity in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity (Deficit), and the net income attributable to the non-controlling interest is presented in the Consolidated Statements of Operations. See Note 2 for further information regarding the WhiteWave IPO. All intercompany balances and transactions are eliminated in consolidation.

Unless otherwise indicated, references in the report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole. On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. See Note 10. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations. See Note 3.

During the first quarter of 2012, we completed the shutdown of the operations of our 50% owned joint venture with Hero Group, which was part of our WhiteWave segment.

During the second quarter of 2010, we committed to a plan to sell the business operations of our Rachel’s Dairy companies (“Rachel’s”), which provide organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All of our Rachel’s operations, previously reported within the WhiteWave segment, have been reclassified as discontinued operations. See Note 3.

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

Asset	Useful Life
Buildings	15 to 40 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Over the shorter of their estimated useful lives or the terms of the applicable lease agreements

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

Goodwill and Intangible Assets — Identifiable intangible assets, other than indefinite-lived trademarks, are typically amortized over the following range of estimated useful lives:

Asset	Useful Life
Customer relationships	5 to 15 years
Certain finite-lived trademarks	5 to 15 years
Customer supply contracts	Over the shorter of the estimated useful lives or the terms of the agreements
Noncompetition agreements	Over the shorter of the estimated useful lives or the terms of the agreements
Deferred financing costs	Over the terms of the related debt

In accordance with Accounting Standards related to “Goodwill and Other Intangible Assets”, we do not amortize goodwill and other intangible assets determined to have indefinite useful lives. Instead, we assess our goodwill and indefinite-lived trademarks for impairment annually and when circumstances indicate that the carrying value may not be recoverable. See Note 7.

Assets Held for Sale — We classify assets as held for sale when management approves and commits to a formal plan of sale and our expectation is that the sale will be completed within one year. The net assets of the business held for sale are then recorded at the lower of their current carrying value or the fair market value, less costs to sell. As of December 31, 2012 and 2011, an immaterial amount related to Fresh Dairy Direct facilities that are closed or to be closed were held for sale and recorded in the prepaid expenses and other current assets line on our Consolidated Balance Sheets.

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

Share-Based Compensation — Share-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The fair value of restricted stock unit awards is equal to the closing price of our stock on the date of grant. The fair value of our phantom shares is remeasured at each reporting period based on the closing price of our common stock on the last day of the respective reporting period. The fair value of our cash performance units is remeasured at each reporting period and is based on our cumulative Total Shareholder Return (“TSR”) over the performance period relative to the TSR of the peer companies included in our performance comparison group. Compensation expense is recognized only for equity awards expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Share-based compensation expense is included within the same financial statement caption where the recipient’s cash compensation is reported and is classified as a corporate item for segment reporting. See Note 12.

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

Income Taxes — All of our consolidated U.S. operating subsidiaries, as well as our proportional share of the operations of our unconsolidated affiliates, are included in our U.S. federal consolidated income tax return. Our foreign subsidiaries are required to file local jurisdiction income tax returns with respect to their operations, the earnings from which are expected to be reinvested indefinitely. At December 31, 2012, no provision had been made for U.S. federal or state income tax on approximately $107.3 million of accumulated foreign earnings as they are considered to be indefinitely reinvested. Computation of the potential deferred tax liability associated with these undistributed earnings and other basis differences is not practicable.

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

Advertising Expense — We market our products through advertising and other promotional activities, including media, agency, coupons, trade shows and other promotional activities. Advertising expense is charged to income during the period incurred, except for expenses related to the development of a major commercial or media campaign which are charged to income during the period in which the advertisement or campaign is first presented by the media. Advertising expense totaled $201.2 million in 2012, $174.3 million in 2011 and $188.1 million in 2010. Prepaid advertising was not material as of December 31, 2012 and 2011.

Shipping and Handling Fees — Our shipping and handling costs are included in both cost of sales and selling and distribution expense, depending on the nature of such costs. Shipping and handling costs included in cost of sales reflect inventory warehouse costs and product loading and handling costs. Shipping and handling costs included in selling and distribution expense consist primarily of those costs associated with moving finished products from production facilities through our distribution network, including costs associated with its distribution centers, route delivery costs and the cost of shipping products to customers through third party carriers. Shipping and handling costs that were recorded as a component of selling and distribution expense were $1.4 billion, $1.4 billion and $1.3 billion during 2012, 2011 and 2010, respectively.

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

Research and Development — Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. Our total research and development expense was $14.4 million, $14.6 million and $20.7 million for 2012, 2011 and 2010, respectively. Research and development costs are primarily included in general and administrative expenses in our Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements — In July 2012 the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update related to “Testing Indefinite-Lived Intangibles for Impairment.” The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on our annual indefinite-lived asset impairment testing process in 2012 as we did not elect to perform a qualitative assessment.

2.	WhiteWave IPO and Proposed Spin-Off or Other Disposition

On October 31, 2012, WhiteWave completed the WhiteWave IPO, and sold 23 million shares of its Class A common stock at a price to the public of $17 per share. Prior to completion of the WhiteWave IPO, we contributed the capital stock of WWF Operating Company (“WWF Opco”), another wholly-owned subsidiary of ours that held substantially all of the assets and liabilities associated with our WhiteWave segment, to WhiteWave in exchange for 150 million shares of Class B common stock of WhiteWave.

The WhiteWave IPO was accounted for as an equity transaction in accordance with ASC 810 and no gain or loss has been recognized as we retained the controlling financial interest. This transaction increased our equity attributable to non-controlling interest by $98.1 million, which represented the carrying value of the non-controlling interest, increased our additional paid-in capital by $265 million and reduced our accumulated other comprehensive loss by $4.5 million.

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described below, to repay then-outstanding obligations under intercompany notes owed to Dean Foods. Dean Foods subsequently utilized these proceeds to prepay a portion of the outstanding indebtedness under our senior secured credit facility. See Note 10. The remaining net proceeds of approximately $86 million were used to repay indebtedness under WhiteWave’s senior secured credit facilities, which is described below.

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

Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. We have announced our intention to effect a tax-free spin-off of shares of WhiteWave in May, following the April 23, 2013 expiration of the lock-up period under the WhiteWave IPO underwriting agreement. We have received a private letter ruling from the Internal Revenue Service (“IRS”) providing that, subject to certain conditions, the anticipated spin-off will be tax-free to us and our stockholders for U.S. federal income tax purposes. We have also announced plans to retain up to 19.9% of the outstanding WhiteWave shares, or up to 34.4 million shares, with the intention to monetize or otherwise distribute the position in a tax-free manner at a later date. The spin-off or other disposition is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the maintenance of the private letter ruling from the IRS, the receipt of an opinion of counsel and the existence of satisfactory market conditions.

There can be no assurance as to when the proposed spin-off or any other disposition will be completed, if at all. Unless and until we cease to own a controlling financial interest in WhiteWave, we will consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own.

Additionally, on October 12, 2012, WhiteWave entered into a $1.35 billion senior secured credit facility, and on October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under this facility. WhiteWave contributed substantially all of the initial net proceeds of this borrowing to WWF Opco and caused WWF Opco to use those net proceeds to prepay WhiteWave’s obligations under then-outstanding intercompany notes owed to Dean Foods. Dean Foods used these funds to prepay a portion of the debt outstanding-under its senior secured credit facilities. See Note 10.

In connection with the WhiteWave IPO, we entered into various agreements relating to the separation of the WhiteWave business from the rest of Dean Foods’ businesses, including, a separation and distribution agreement, a transition services agreement, a tax matters agreement, a registration rights agreement, an employee matters agreement and several commercial agreements. Additionally, in connection with the WhiteWave IPO, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors of Dean Foods Company’s senior secured credit facility (and designated as “unrestricted subsidiaries” thereunder) and Dean Foods’ senior notes due 2016 and 2018, and Dean Foods Company has been released from its guarantee of Alpro’s revolving credit facility. See Note 10.

During the year ended December 31, 2012, we incurred approximately $26 million in transaction costs associated with the WhiteWave IPO and the related business separation, which were expensed as incurred.

3.	DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations—Morningstar

On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. We expect to record a net pre-tax gain of approximately $850 million on the sale of our Morningstar division, excluding $22.9 million of transaction costs recognized in discontinued operations during 2012. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011.

The following is a summary of Morningstar’s assets and liabilities classified as discontinued operations as of December 31, 2012 and 2011:

	December 31
	2012	2011
Assets
Current assets	$154,211	$147,091
Property, plant and equipment, net	176,582	178,145
Goodwill	306,095	306,095
Identifiable intangibles and other assets, net	36,101	37,342

Assets of discontinued operations	$672,989	$668,673

Liabilities
Accounts payable and accrued expenses	$94,188	$105,252
Debt	97	22,001
Other long-term liabilities	7,047	5,949

Liabilities of discontinued operations	$101,332	$133,202

The following is a summary of Morningstar’s operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Operations:
Net sales	$1,438,371	$1,414,302	$1,302,650
Income before income taxes	69,513	87,443	73,577
Income tax	(23,832)	(32,777)	(27,329)

Net income	$45,681	$54,666	$46,248

Discontinued Operations — Other

In July 2012, we participated in a global settlement agreement with Spanish authorities and numerous milk industry participants to resolve pending industry-wide investigations relating to excess production of raw milk by producers and unpaid levies associated with such production, which obligation we retained in the 2006 sale of our Iberian operations. On July 2, 2012, pursuant to the settlement, we paid €4.1 million ($5.2 million) for unpaid milk levies and accrued interest, plus an additional €1.6 million ($2.0 million) in related fees and expenses. In the second quarter of 2012, we incurred charges of $2.5 million, net of tax, which were in addition to amounts we had previously accrued in connection with these contingent obligations. The additional charges recorded during 2012 are included in gain (loss) on sale of discontinued operations, net of tax in our Consolidated Statements of Operations.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. We completed the sale of our Rachel’s business on August 4, 2010 and recognized a gain of $5.7 million, net of tax. Our Rachel’s operations, previously reported within the WhiteWave segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the year ended December 31, 2010.

In September 2011, we recorded an additional gain of $3.6 million, net of tax, on the sale of Rachel’s as a result of the final working capital cash settlement, which has been recorded in gain (loss) on sale of discontinued operations, net of tax in our Consolidated Statements of Operations.

The following is a summary of Rachel’s operating results, which are included in discontinued operations:

Year Ended December 31
2010
(In thousands)
Operations:
Net sales	$26,319
Loss before income taxes	(3,783)
Income tax	1,399

Net loss	$(2,384)

In 2010 we recognized expense of $121,000 related to prior discontinued operations and a gain of $1.8 million on the sale of prior discontinued operations.

Divestitures

In the fourth quarter of 2010, we entered into two separate agreements to sell our Mountain High and private label yogurt operations. The Mountain High yogurt operations were part of our Fresh Dairy Direct segment, and the private label yogurt operations were part of our Fresh Dairy Direct segment and our former Morningstar segment. The divestiture of these operations was completed in the first half of 2011, with all sales proceeds applied towards debt reduction, including the full repayment of the then outstanding 2012 tranche A term loan borrowings. See Note 10.

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

We recorded a net pre-tax loss of $6.6 million during the year ended December 31, 2011 related to our divestitures, including the wind-down of the operations of our Hero joint venture. The loss was recorded in other operating (income) loss in our Consolidated Statements of Operations.

Transaction Costs

During the years ended December 31, 2012, 2011 and 2010, we recorded expenses of approximately $23.6 million, $1.5 million and $9.8 million, respectively, in connection with the Morningstar, Mountain High, private label yogurt, Waukesha and Rachel’s sales, as well as other transactional activities, excluding the transaction costs associated with the WhiteWave IPO discussed in Note 2. Of this amount, $22.9 million, $0.0 million and $3.6 million was recorded in discontinued operations during the years ended December 31, 2012, 2011 and 2010, respectively. The remaining amount is recorded in general and administrative expenses in our Consolidated Statements of Operations.

4.	INVESTMENT IN AFFILIATES

Sale of Unconsolidated Affiliate and Related Party

Consolidated Container Company — On July 3, 2012, our approximate 25% non-controlling interest, on a fully diluted basis, in Consolidated Container Company (“CCC”), one of the nation’s largest manufacturers of rigid plastic containers and our largest supplier of plastic bottles and bottle components, was sold in connection with Vestar Capital Partners’ sale of the business operations of CCC. Vestar Capital Partners, an unaffiliated entity, controlled CCC through a majority ownership interest. Prior to the sale, our investment in CCC was accounted for under the equity method of accounting and had been recorded at zero value since 2001 when we determined the investment to be permanently impaired. As a result of the sale, we received cash proceeds of $58.0 million. As the tax basis of our investment in CCC is calculated differently than the carrying value of our investment, we incurred a cash tax obligation of approximately $90 million, which was paid during fourth quarter of 2012. During 2012, we recorded a pre-tax gain from the sale of $58.0 million which was recorded in other operating (income) loss in our Consolidated Statements of Operations and additional income tax expense of $68.4 million, resulting in a net after-tax loss on the sale of the investment of $10.4 million.

We have supply agreements with CCC to purchase certain of our requirements for plastic bottles and bottle components from CCC through December 31, 2014. We spent $204.1 million on products purchased from CCC during 2012 prior to the sale of our interest on July 3, 2012 and $314.9 million and $268.2 million during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, we had net payables to CCC of $24.5 million and $12.8 million, respectively.

5.	INVENTORIES

Inventories, net of obsolescence reserves of $3.6 million and $3.4 million as of December 31, 2012 and 2011, consisted of the following:

	December 31
	2012	2011
	(In thousands)
Raw materials and supplies	$173,151	$169,040
Finished goods	234,761	215,951

Total	$407,912	$384,991

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following:

	December 31
	2012	2011
	(In thousands)
Land	$235,350	$233,650
Buildings	879,273	858,217
Leasehold improvements	82,764	84,455
Machinery and equipment	2,346,817	2,224,615
Construction in progress	53,237	122,714

	3,597,441	3,523,651
Less accumulated depreciation	(1,724,162)	(1,587,416)

Total	$1,873,279	$1,936,235

Depreciation expense amounted to $240.3 million, $235.8 million and $227.9 million during the years ended December 31, 2012, 2011 and 2010, respectively.

For 2012 and 2011, we capitalized $4.2 million and $1.5 million in interest related to borrowings during the construction period of major capital projects, which is included as part of the cost of the related asset. Other non-cash additions to property, plant and equipment were $5.7 million and $10.5 million in 2012 and 2011.

7.	GOODWILL AND INTANGIBLE ASSETS

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

Amortizable intangible assets are evaluated for impairment upon a significant change in the operating environment or whenever circumstances indicate that the carrying value may not be recoverable. If an evaluation of the undiscounted cash flows indicates impairment, the asset is written down to its estimated fair value, which is generally based on discounted future cash flows.

We conduct impairment tests of goodwill and intangible assets with indefinite lives annually in the fourth quarter and on an interim basis when circumstances arise that indicate a possible impairment. We evaluate goodwill at the reporting unit level; as of our annual assessment date (December 1), our reporting units included Fresh Dairy Direct, WhiteWave, Morningstar and Alpro. As discussed in Note 3, we completed the sale of our Morningstar division on January 3, 2013.

In evaluating goodwill for impairment, we are permitted under the accounting guidance to first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

A qualitative assessment of goodwill was performed for each of our reporting units during 2012. We assessed economic conditions and industry and market considerations, in addition to the overall financial performance of each of our reporting units. Based on the results of our assessment, we determined that it was not more likely than not that any of our reporting units had a carrying value in excess of its fair value. Accordingly, no further goodwill testing was completed, and we did not recognize any impairment charges related to goodwill during 2012.

Additionally, based on the results of the annual impairment testing of our indefinite-lived trademarks completed during the fourth quarter of 2012, we did not record any impairment charges.

2011 Goodwill Impairment at Fresh Dairy Direct — During 2011, we performed a step one interim goodwill analysis of our Fresh Dairy Direct reporting unit as a prolonged economic decline had resulted in significantly lower consumer spending, declining volumes in the fluid milk industry and increased competitive pricing pressures that were unlikely to improve materially. These conditions continued to affect both consumption and pricing in our Fresh Dairy Direct product categories, which culminated in a change to our outlook for that business. Based on the results of the step one analysis, we determined that the carrying value of our Fresh Dairy Direct reporting unit exceeded its fair value. Accordingly, we were required to perform step two of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment was calculated by comparing the implied fair value of the goodwill to its carrying amount, which required us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date.

Based on the results of analysis, we recorded a $2.1 billion, non-cash charge ($1.6 billion, net of tax), during 2011. This impairment charge did not impact our operations, compliance with our debt covenants or our cash flows.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or the assumptions utilized in our impairment tests.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	Fresh Dairy Direct	WhiteWave- Alpro	Total
	(In thousands)
Balance at December 31, 2010	$2,163,785	$706,425	$2,870,210
Goodwill impairment	(2,075,836)	—	(2,075,836)
Foreign currency translation	—	(3,655)	(3,655)
Divestitures (Note 3)	(1,108)	—	(1,108)
Other(1)	—	59,566	59,566

Balance at December 31, 2011	$86,841	$762,336	$849,177
Foreign currency translation	—	3,250	3,250

Balance at December 31, 2012	$86,841	$765,586	$852,427

(1)

In 2011, we identified that we had not set up a deferred tax liability for a trademark acquired as part of our acquisition of WhiteWave in 2002. We corrected this error as of December 31, 2011 and recorded an increase in the goodwill attributable to our WhiteWave reporting unit of $59.6 million, with a corresponding increase in deferred tax liabilities. See Note 9.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of December 31, 2012 and 2011 are as follows:

	December 31
	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$576,806	$—	$576,806	$575,122	$—	$575,122
Intangible assets with finite lives:
Customer-related and other(1)	90,957	(41,258)	49,699	89,656	(35,827)	53,829
Trademarks	10,564	(5,999)	4,565	10,564	(4,938)	5,626

Total	$678,327	$(47,257)	$631,070	$675,342	$(40,765)	$634,577

(1)	The increase in the carrying amount is primarily the result of foreign currency translation adjustments.

Amortization expense on intangible assets for the years ended December 31, 2012, 2011 and 2010 was $6.3 million, $7.6 million and $8.3 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows:

2013	$6.4 million
2014	6.3 million
2015	5.7 million
2016	5.5 million
2017	5.5 million

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2012 and 2011 consisted of the following:

	December 31
	2012	2011
	(In thousands)
Accounts payable	$667,845	$695,663
Payroll and benefits	223,272	152,538
Health insurance, workers’ compensation and other insurance costs	59,833	68,417
Current derivative liability	38,411	42,136
Other accrued liabilities	203,579	168,963

Total	$1,192,940	$1,127,717

9.	INCOME TAXES

The following table presents the 2012, 2011 and 2010 income tax expense (benefit):

	Year Ended December 31
	2012(1)	2011(2)	2010(3)
	(In thousands)
Current income taxes:
Federal	$118,544	$(21,851)	$(65,165)
State	27,052	3,911	(3,295)
Foreign	3,571	598	2,050

Total current income tax expense (benefit)	149,167	(17,342)	(66,410)

Deferred income taxes:
Federal	3,745	(399,057)	102,261
State	(4,346)	(72,195)	8,855
Foreign	(2,057)	(994)	1,447

Total deferred income tax expense (benefit)	(2,658)	(472,246)	112,563

Total income tax expense (benefit)	$146,509	$(489,588)	$46,153

(1)	Excludes $21.9 million in income tax expense related to discontinued operations.
(2)	Excludes $33.3 million in income tax expense related to discontinued operations.
(3)	Excludes $18.6 million in income tax expense related to discontinued operations.

The following table presents the 2012, 2011 and 2010 income (loss) from continuing operations before income taxes for our domestic and foreign operations:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
United States	$242,671	$(2,169,900)	$54,357
Other Countries	21,251	29,859	23,288

Total income (loss) from continuing operations before income taxes	$263,922	$(2,140,041)	$77,645

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to income tax expense (benefit) reported in our Consolidated Statements of Operations:

	Year Ended December 31
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(In thousands, except percentages)
Tax expense at statutory rate	$92,373	35.0%	$(749,014)	35.0%	$27,176	35.0%
State income taxes	14,577	5.5	(43,309)	2.0	2,324	3.0
Foreign taxes versus U.S. statutory rate	(5,643)	(2.1)	(8,188)	0.4	(4,792)	(6.2)
Nondeductible goodwill	—	—	305,657	(14.2)	—	—
Deferred tax asset adjustment	—	—	—	—	10,848	14.0
Exclusion of non-controlling interest tax benefit	—	—	5,792	(0.3)	3,057	3.9
Sale of unconsolidated affiliate	40,411	15.3	—	—	—	—
Nondeductible compensation	317	0.1	1,322	(0.1)	2,713	3.5
Other	4,474	1.7	(1,848)	0.1	4,827	6.2

Total	$146,509	55.5%	$(489,588)	22.9%	$46,153	59.4%

In 2010, we identified deferred tax asset balances associated with errors primarily related to periods prior to 2007. Since the effects of the errors were not material to the financial results for the year ending December 31, 2010 and were not material to any individual year prior to 2010, we adjusted our deferred tax assets and recorded a non-cash income tax charge of $10.8 million.

The tax effects of temporary differences giving rise to deferred income tax assets (liabilities) were:

	December 31
	2012(1)	2011(2)
	(In thousands)
Deferred income tax assets:
Accrued liabilities	$160,031	$166,469
Retirement plans and postretirement benefits	54,703	53,307
Share-based compensation	49,951	47,482
Derivative instruments	35,930	40,359
Receivables and inventories	20,685	20,562
Net operating loss carryforwards	35,504	30,881
State and foreign tax credits	8,631	10,070
Other	—	4,876
Valuation allowances	(7,781)	(9,176)

	357,654	364,830
Deferred income tax liabilities:
Intangible assets	(183,652)	(154,650)
Property, plant and equipment	(353,732)	(370,513)
Investment in unconsolidated affiliates	—	(22,731)
Other	(6,442)	—

	(543,826)	(547,894)

Net deferred income tax liability	$(186,172)	$(183,064)

(1)	Includes $11.7 million of deferred tax assets related to uncertain tax positions.
(2)	Includes $10.1 million of deferred tax assets related to uncertain tax positions.

These net deferred income tax assets (liabilities) are classified in our Consolidated Balance Sheets as follows:

	December 31
	2012	2011
	(In thousands)
Current assets	$103,207	$109,475
Noncurrent assets	32,130	—
Noncurrent liabilities	(321,509)	(292,539)

Total	$(186,172)	$(183,064)

As discussed in Note 7, in 2011 we identified that we had not set up a deferred tax liability for a trademark acquired as part of our acquisition of WhiteWave in 2002. We corrected this error as of December 31, 2011 and recorded an increase in deferred tax liabilities of $59.6 million with a corresponding increase to the goodwill attributable to our WhiteWave reporting unit.

At December 31, 2012, we had $35.5 million of tax-effected state and foreign net operating loss carryforwards and $8.6 million of state tax credits available for carryover to future years. These items are subject to certain limitations and begin to expire in 2013. A valuation allowance of $7.8 million has been established because we do not believe it is more likely than not that all of the deferred tax assets related to these items will be realized prior to expiration. Our valuation allowance decreased $1.4 million in 2012 due to the expiration of the related foreign tax credit carryover.

The following is a reconciliation of gross unrecognized tax benefits, including interest, recorded in our Consolidated Balance Sheets:

	December 31
	2012	2011	2010
	(In thousands)
Balance at beginning of year	$41,701	$58,165	$72,611
Increases in tax positions for current year	249	15,531	1,245
Increases in tax positions for prior years	5,161	4,518	7,857
Decreases in tax positions for prior years	(3,932)	(31,162)	(18,295)
Settlement of tax matters	(2,961)	(4,066)	(3,884)
Lapse of applicable statutes of limitations	(2,051)	(1,285)	(1,369)

Balance at end of year	$38,167	$41,701	$58,165

These unrecognized tax benefits are classified in our Consolidated Balance Sheets as follows:

	December 31
	2012	2011	2010
	(In thousands)
Accrued expenses	$1,787	$4,687	$5,620
Other long-term liabilities	36,380	37,014	52,545

Total	$38,167	$41,701	$58,165

Of the balance at December 31, 2012, $21.6 million would impact our effective tax rate and $4.9 million would be offset by tax benefits associated with potential transfer pricing adjustments, if recognized. The remaining $11.7 million represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Due to the impact of deferred income tax accounting, the disallowance of the shorter deductibility period would not affect our effective tax rate but would accelerate payment of cash to the applicable taxing authority. We do not expect any material changes to our liability for uncertain tax positions during the next 12 months.

We recognize accrued interest related to uncertain tax positions as a component of income tax expense. Penalties, if incurred, are recorded in general and administrative expenses in our Consolidated Statements of Operations. Income tax expense for 2012, 2011 and 2010 included interest expense, net of tax of ($0.4) million, $0, and ($1.4) million, respectively. Our liability for uncertain tax positions included accrued interest of $2.9 million and $4.1 million at December 31, 2012 and 2011, respectively.

Our U.S. consolidated income tax returns for 2009 through 2011 are under examination by the Internal Revenue Service and our 2007 tax return is under a limited scope examination. State income tax returns are generally subject to examination for a period of three to five years after filing. We have various state and foreign income tax returns in the process of examination, appeals or settlement.

10.	DEBT

	December 31, 2012			December 31, 2011
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$1,292,197	4.82	%*	$2,477,160	3.00	%*
Senior notes due 2016	499,167	7.00		498,959	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	2,191,364			3,376,119
Subsidiary debt obligations:
WhiteWave senior secured credit facilities	780,550	2.20	*	—	—
Senior notes due 2017	130,879	6.90		129,117	6.90
Receivables-backed facility	—	—		238,410	1.31	**
Capital lease obligations and other	—			281
Alpro revolving credit facility	—			—

	911,429			367,808

	3,102,793			3,743,927
Less current portion	(25,535)			(202,292)

Total long-term portion	$3,077,258			$3,541,635

*	Represents a weighted average rate, including applicable interest rate margins, for the senior secured revolving credit facility, term loan A and term loan B.
**	Represents a weighted-average rate, including applicable interest rate margins, for indebtedness outstanding under the receivables securitization facility.

The scheduled maturities of long-term debt at December 31, 2012, were as follows (in thousands):

	Total	Dean Foods Term Loan B	Other Dean Foods Company Debt*	WhiteWave Senior Secured Credit Facilities
2013	$25,535	$10,535	$—	$15,000
2014	290,535	10,535	265,000	15,000
2015	31,786	10,536	—	21,250
2016	992,173	470,923	500,000	21,250
2017	1,137,218	524,668	142,000	470,550
Thereafter	637,500	—	400,000	237,500

Subtotal	3,114,747	1,027,197	1,307,000	780,550
Less discounts	(11,954)	—	(11,954)	—

Total outstanding debt	$3,102,793	$1,027,197	$1,295,046	$780,550

*	Includes the Dean Foods revolving credit facility, receivables-backed facility, Dean Foods Company senior notes and the subsidiary senior notes.

Dean Foods Senior Secured Credit Facility — Our senior secured credit facility consists of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In June 2010, we amended and restated the agreement governing the senior secured credit facility, and entered into a further amendment in December 2010, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms. At December 31, 2012, there were outstanding borrowings of $1.03 billion under the term loan B and $265 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the year ended December 31, 2012 was $107.2 million. Letters of credit in the aggregate amount of $1.0 million were issued under the revolving credit facility but undrawn.

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

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times consolidated EBITDA (as defined in the credit agreement) on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding all assets of WhiteWave and its subsidiaries, the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”) and the capital stock of WhiteWave and its subsidiaries, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries have been released from their obligations as guarantors of Dean Foods’ senior secured credit facility and designated as unrestricted subsidiaries thereunder.

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

As discussed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division to a third party and we received net proceeds of approximately $1.45 billion, a portion of which was used for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. As a result of these principal repayments, we expect to write off $1.5 million in previously deferred financing costs related to Dean Foods’ senior secured credit facility in the first quarter of 2013.

Additionally, we repatriated approximately €55 million ($71 million) from our foreign operations during the second quarter of 2012 and utilized approximately $70 million of those funds to prepay a portion of our then-outstanding 2014 tranche A term loan borrowings.

WhiteWave Senior Secured Credit Facilities — On October 12, 2012, in connection with the WhiteWave IPO discussed in Note 2, WhiteWave entered into senior secured credit facilities, consisting of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facility will be available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

As of December 31, 2012, WhiteWave had total outstanding borrowings of $780.6 million under its senior secured credit facility, which consisted of $500 million in term loan borrowings and $280.6 million drawn under its revolving credit facility.

The terms of WhiteWave’s senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the $250 million term loan A-2 facility;

•

required amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017, with the balance at maturity, and in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019, with the balance at maturity;

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

•

customary affirmative and negative covenants for agreements of this type, including delivery of financial and other information, compliance with laws, further assurances, and limitations with respect to indebtedness, liens, fundamental changes, restrictive agreements, dispositions of assets, acquisitions and other investments, sale leaseback transactions, conduct of business, transactions with affiliates, and restricted payments; and

•

financial covenants establishing (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to WhiteWave’s right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

WhiteWave’s senior secured credit facilities are secured by security interests and liens on substantially all of its assets and the assets of its material domestic subsidiaries. The senior secured credit facilities are guaranteed by its material domestic subsidiaries. Dean Foods Company does not guarantee WhiteWave’s senior secured credit facilities. Borrowings under the senior secured credit facilities currently bear interest at a rate of LIBOR plus 1.75% per annum or, in the case of the $250 million term loan A-2 facility, LIBOR plus 2.00% per annum, and are subject to adjustment based on WhiteWave’s consolidated net leverage ratio.

WhiteWave incurred financing costs of approximately $12 million in connection with the execution of its senior secured credit facilities, which have been deferred and will be recognized over the terms of the respective debt agreements using the effective interest method.

Use of Net Proceeds from WhiteWave IPO and Initial Borrowing under WhiteWave Senior Secured Credit Facilities — On October 31, 2012, WhiteWave incurred approximately $885 million in new indebtedness under its senior secured credit facilities. Substantially all of the net proceeds of the borrowing and $282 million of the net proceeds from the WhiteWave IPO, totaling approximately $1.16 billion, were contributed to WWF Opco, which then paid such proceeds to Dean Foods to repay then-outstanding obligations under intercompany notes owed to Dean Foods. On October 31, 2012, we utilized those funds to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan borrowings. As a result of these principal repayments, $3.5 million in previously deferred financing costs related to Deans Foods’ senior secured credit facility were written off in the fourth quarter of 2012.

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

In connection with the WhiteWave IPO, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Receivables sold by WWF Opco to these entities on or prior to August 31, 2012 will continue to be collected by us; however, any receivables generated by WhiteWave or WWF Opco subsequent to September 1, 2012 will not be sold into the receivables securitization program, and no WWF Opco receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility. Additionally, effective November 1, 2012, Morningstar Foods and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Receivables sold by Morningstar to these entities prior to October 31, 2012 will continue to be collected by us; however, any receivables generated by Morningstar or its subsidiaries subsequent to November 1, 2012 will not be sold into the receivables securitization program, and no Morningstar receivables previously sold into the facility will be included in the determination of our ability to re-borrow under the facility as described below. See Note 2 and Note 3, respectively, for more information regarding the WhiteWave IPO and the Morningstar divestiture.

The total amount of receivables sold to the receivables securitization entities as of December 31, 2012 was $748.5 million. During the year ended December 31, 2012, we borrowed $2.83 billion and subsequently repaid $3.07 billion under the facility with no remaining drawn balance at December 31, 2012, excluding letters of credit in the aggregate amount of $230.6 million that were issued but undrawn. Our average daily balance under this facility during the year ended December 31, 2012 was $148.5 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin. Our ability to re-borrow under this facility is subject to a monthly borrowing base formula. Based on this formula, we had the ability to borrow up to $572.4 million of the $600 million total commitment amount as of December 31, 2012.

Standby Letter of Credit — As discussed in Note 19, on February 14, 2012, the United States District Court for the Eastern District of Tennessee granted preliminary approval of our settlement agreement with the plaintiffs in the Tennessee dairy farmer actions, and on June 15, 2012, the Court issued a ruling granting final approval of the settlement agreement. As part of the settlement agreement, on February 21, 2012, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We expect to make the first installment payment in June 2013.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at December 31, 2012 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at December 31, 2012 was $499.2 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at December 31, 2012 was $130.9 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Capital Lease Obligations and Other — Capital lease obligations and other subsidiary debt includes various promissory notes related to the purchase of property, plant and equipment and capital lease obligations. The various promissory notes payable provide for interest at varying rates and are payable in periodic installments of principal and interest until maturity, when the remaining principal balances are due. Capital lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest and are collateralized by the related assets financed. See Note 19.

Alpro Revolving Credit Facility — White Wave’s Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured, and as of September 30, 2012, was guaranteed by Dean Foods Company and various Alpro subsidiaries. In connection with the WhiteWave IPO discussed in Note 2, effective as of October 9, 2012, Dean Foods Company has been released from this guarantee. Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At December 31, 2012, there were no outstanding borrowings under this facility.

Interest Rate Agreements — See Note 11 for information related to interest rate swap arrangements associated with our debt.

Guarantor Information — The 2016 and 2018 senior notes described above are our unsecured obligations and, except as described below, are fully and unconditionally, jointly and severally guaranteed by substantially all of our 100%-owned U.S. subsidiaries other than our receivables securitization subsidiaries. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Dean Foods Company (“Parent”), the 100%-owned subsidiary guarantors of the senior notes and, separately, the combined results of the 100%-owned and majority-owned subsidiaries that are not a party to the guarantees. The 100%-owned and majority-owned non-guarantor subsidiaries reflect certain foreign and other operations, in addition to our receivables securitization subsidiaries.

Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Accordingly, we have recast the financial information included in the tables below for all periods presented to include WhiteWave’s wholly-owned domestic subsidiaries within the non-guarantor column, as WhiteWave and its wholly-owned domestic subsidiaries are no longer guarantors of the 2016 or 2018 senior notes.

Additionally, as of December 31, 2012, our Morningstar subsidiaries were still guarantors of the 2016 and 2018 senior notes. Therefore, the activity and balances allocated to discontinued operations related to the Morningstar divestiture for each of the three years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011 have been reflected in the guarantor column, with the exception of Morningstar’s allocated portion of interest expense under the receivables-backed facility, which is included in the non-guarantor column. Effective upon completion of the Morningstar sale on January 3, 2013, Morningstar and its subsidiaries were no longer parties to the guarantees.

	Condensed Consolidating Balance Sheet as of December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$—	$63,733	$—	$78,975
Receivables, net	972	40,080	840,358	—	881,410
Inventories	—	261,265	146,647	—	407,912
Intercompany receivables	—	4,190,180	79,938	(4,270,118)	—
Other current assets	6,464	112,021	43,007	—	161,492
Assets of discontinued operations	—	672,989	—	—	672,989

Total current assets	22,678	5,276,535	1,173,683	(4,270,118)	2,202,778
Property, plant and equipment, net	4	1,244,616	628,659	—	1,873,279
Goodwill	—	86,839	765,588	—	852,427
Identifiable intangible and other assets, net	101,950	280,043	376,614	—	758,607
Investment in subsidiaries	6,325,265	74,054	—	(6,399,319)	—

Total	$6,449,897	$6,962,087	$2,944,544	$(10,669,437)	$5,687,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$133,689	$769,644	$290,793	$—	$1,194,126
Intercompany payables	3,582,794	—	687,324	(4,270,118)	—
Current portion of debt	10,535	1	14,999	—	25,535
Current portion of litigation settlements	20,000	—	—	—	20,000
Liabilities of discontinued operations	—	101,332	—	—	101,332

Total current liabilities	3,747,018	870,977	993,116	(4,270,118)	1,340,993
Long-term debt	2,180,829	130,879	765,550	—	3,077,258
Other long-term liabilities	111,151	352,784	291,565	—	755,500
Long-term litigation settlements	53,712	—	—	—	53,712
Dean Foods Company stockholders’ equity (deficit)	357,187	5,607,447	791,872	(6,399,319)	357,187
Non-controlling interest	—	—	102,441	—	102,441

Total stockholders’ equity (deficit)	357,187	5,607,447	894,313	(6,399,319)	459,628

Total	$6,449,897	$6,962,087	$2,944,544	$(10,669,437)	$5,687,091

	Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,061	$6,709	$105,880	$—	$115,650
Receivables, net	104	46,725	826,129	—	872,958
Income tax receivable	24,934	—	26	—	24,960
Inventories	—	257,228	127,763	—	384,991
Intercompany receivables	—	3,798,921	545,247	(4,344,168)	—
Intercompany note receivable	—	125,000	—	(125,000)	—
Other current assets	44,779	90,986	35,711	—	171,476
Assets of discontinued operations	—	600,017	68,656	—	668,673

Total current assets	72,878	4,925,586	1,709,412	(4,469,168)	2,238,708
Property, plant and equipment, net	413	1,336,921	598,901	—	1,936,235
Goodwill	—	86,840	762,337	—	849,177
Identifiable intangible and other assets, net	69,904	276,446	384,697	—	731,047
Investment in subsidiaries	7,676,028	75,381	—	(7,751,409)	—

Total	$7,819,223	$6,701,174	$3,455,347	$(12,220,577)	$5,755,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,369	$763,395	$234,953	$—	$1,127,717
Intercompany payables	4,204,433	26,604	113,131	(4,344,168)	—
Current portion of debt	202,012	12	268	—	202,292
Intercompany note payable	—	—	125,000	(125,000)	—
Current portion of litigation settlements	60,838	—	—	—	60,838
Liabilities of discontinued operations	—	85,008	48,194	—	133,202

Total current liabilities	4,596,652	875,019	521,546	(4,469,168)	1,524,049
Long-term debt	3,174,107	129,118	238,410	—	3,541,635
Other long-term liabilities	78,862	387,772	248,500	—	715,134
Long-term litigation settlements	73,000	—	—	—	73,000
Dean Foods Company stockholders’ equity (deficit)	(103,398)	5,309,265	2,442,144	(7,751, 409)	(103,398)
Non-controlling interest	—	—	4,747	—	4,747

Total stockholders’ equity (deficit)	(103,398)	5,309,265	2,446,891	(7,751,409)	(98,651)

Total	$7,819,223	$6,701,174	$3,455,347	$(12,220,577)	$5,755,167

	Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,262,725	$2,199,552	$—	$11,462,277
Cost of sales	—	7,170,646	1,391,633	—	8,562,279

Gross profit	—	2,092,079	807,919	—	2,899,998
Selling and distribution	—	1,418,695	493,893	—	1,912,588
General and administrative	7,741	428,945	118,326	—	555,012
Amortization of intangibles	—	3,759	2,524	—	6,283
Facility closing and reorganization costs	—	55,787	—	—	55,787
Other operating (income) loss	574	—	(58,033)		(57,459)
Interest expense	141,784	18,166	4,622	—	164,572
Other (income) expense, net	(8,163)	15,985	(8,529)	—	(707)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(141,936)	150,742	255,116	—	263,922
Income tax expense (benefit)	(60,902)	67,337	140,074	—	146,509

Income (loss) before equity in earnings (loss) of subsidiaries	(81,034)	83,405	115,042	—	117,413
Equity in earnings (loss) of consolidated subsidiaries	239,656	(3,843)	—	(235,813)	—

Income (loss) from continuing operations	158,622	79,562	115,042	(235,813)	117,413
Income from discontinued operations, net of tax	—	45,681	—	—	45,681
Loss on sale of discontinued operations, net of tax	—	—	(2,053)	—	(2,053)

Net income (loss)	158,622	125,243	112,989	(235,813)	161,041
Net income attributable to non-controlling interest	—	—	(2,419)	—	(2,419)

Net income (loss) attributable to Dean Foods Company	158,622	125,243	110,570	(235,813)	158,622
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	2,002	(2,467)	8,932	—	8,467

Comprehensive income (loss) attributable to Dean Foods Company	$160,624	$122,776	$119,502	$(235,813)	$167,089

	Condensed Consolidating Statement of Comprehensive Income (Loss) for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,707,177	$1,934,014	$—	$11,641,191
Cost of sales	—	7,612,325	1,249,249	—	8,861,574

Gross profit	—	2,094,852	684,765	—	2,779,617
Selling and distribution	—	1,455,170	423,202	—	1,878,372
General and administrative	9,613	464,974	110,701	—	585,288
Amortization of intangibles	—	4,997	2,619	—	7,616
Facility closing and reorganization costs	—	45,688	—	—	45,688
Litigation settlements	131,300	—	—	—	131,300
Goodwill impairment	—	2,075,836	—	—	2,075,836
Other operating (income) loss	(801)	(12,985)	20,347	—	6,561
Interest expense	172,926	17,851	135	—	190,912
Other (income) expense, net	(10,665)	25,589	(16,839)	—	(1,915)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(302,373)	(1,982,268)	144,600	—	(2,140,041)
Income tax expense (benefit)	(114,956)	(456,304)	81,672	—	(489,588)

Income (loss) before equity in earnings (loss) of subsidiaries	(187,417)	(1,525,964)	62,928	—	(1,650,453)
Equity in earnings (loss) of consolidated subsidiaries	(1,388,204)	(994)	—	1,389,198	—

Income (loss) from continuing operations	(1,575,621)	(1,526,958)	62,928	1,389,198	(1,650,453)
Income from discontinued operations, net of tax	—	54,666	—	—	54,666
Gain on sale of discontinued operations, net of tax	—	—	3,616	—	3,616

Net income (loss)	(1,575,621)	(1,472,292)	66,544	1,389,198	(1,592,171)
Net loss attributable to non-controlling interest	—	—	16,550	—	16,550

Net income (loss) attributable to Dean Foods Company	(1,575,621)	(1,472,292)	83,094	1,389,198	(1,575,621)
Other comprehensive loss, net of tax, attributable to Dean Foods Company	(38,658)	(1,589)	(12,620)	—	(52,867)

Comprehensive income (loss) attributable to Dean Foods Company	$(1,614,279)	$(1,473,881)	$70,474	$1,389,198	$(1,628,488)

	Condensed Consolidating Statement of Comprehensive Income for the Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$9,086,547	$1,733,690	$—	$10,820,237
Cost of sales	—	6,943,389	1,120,543	—	8,063,932

Gross profit	—	2,143,158	613,147	—	2,756,305
Selling and distribution	—	1,417,073	399,885	—	1,816,958
General and administrative	7,920	482,376	110,881	—	601,177
Amortization of intangibles	—	5,784	2,558	—	8,342
Facility closing and reorganization costs	—	30,761	—	—	30,761
Litigation settlements	—	30,000	—	—	30,000
Interest expense	179,972	10,890	343	—	191,205
Other (income) expense, net	(7,909)	28,643	(20,517)	—	217

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(179,983)	137,631	119,997	—	77,645
Income tax expense (benefit)	(79,144)	81,332	43,965	—	46,153

Income (loss) before equity in earnings (loss) of subsidiaries	(100,839)	56,299	76,032	—	31,492
Equity in earnings (loss) of consolidated subsidiaries	192,330	3,465	—	(195,795)	—

Income (loss) from continuing operations	91,491	59,764	76,032	(195,795)	31,492
Income (loss) from discontinued operations, net of tax	—	46,248	(2,505)	—	43,743
Gain on sale of discontinued operations, net of tax	—	—	7,521	—	7,521

Net income (loss)	91,491	106,012	81,048	(195,795)	82,756
Net loss attributable to non-controlling interest	—	—	8,735	—	8,735

Net income (loss) attributable to Dean Foods Company	91,491	106,012	89,783	(195,795)	91,491
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	40,492	1,353	(21,522)	—	20,323

Comprehensive income (loss) attributable to Dean Foods Company	$131,983	$107,365	$68,261	$(195,795)	$111,814

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(83,915)	$202,719	$265,517	$—	$384,321
Net cash provided by operating activities — discontinued operations	—	56,221	—	—	56,221
Net cash provided by (used in) operating activities	(83,915)	258,940	265,517	—	440,542
Cash flows from investing activities:
Payments for property, plant and equipment	(1,564)	(124,085)	(102,434)	—	(228,083)
Proceeds from intercompany note	1,155,000	—	—	(1,155,000)	—
Proceeds from intercompany dividend	—	—	70,000	(70,000)	—
Proceeds from insurance and other recoveries	3,075	3,356	1,050	—	7,481
Proceeds from divestitures	—	58,034	—	—	58,034
Proceeds from sale of fixed assets	—	9,606	4,859	—	14,465
Other, net	—	(725)	(519)	—	(1,244)

Net cash provided by (used in) investing activities — continuing operations	1,156,511	(53,814)	(27,044)	(1,225,000)	(149,347)
Net cash used in investing activities — discontinued operations	—	(24,831)	—	—	(24,831)

Net cash provided by (used in) investing activities	1,156,511	(78,645)	(27,044)	(1,225,000)	(174,178)
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(1,350,263)	(12)	—	—	(1,350,275)
Proceeds from senior secured revolver	2,481,800	—	—	—	2,481,800
Payments for senior secured revolver	(2,316,500)	—	—	—	(2,316,500)
Proceeds from receivables-backed facility	—	—	2,834,551	—	2,834,551
Payments for receivables-backed facility	—	—	(3,072,961)	—	(3,072,961)
Proceeds from subsidiary senior secured credit facility	—	—	1,019,200	—	1,019,200
Payments for subsidiary senior secured credit facility	—	—	(238,650)	—	(238,650)
Payment of financing costs	—	—	(12,278)	—	(12,278)
Proceeds from sale of subsidiary shares in initial public offering, net of offering costs	—	—	367,540	—	367,540
Repayment of intercompany note	—	—	(1,155,000)	1,155,000	—
Payment of intercompany dividend	—	—	(70,000)	70,000	—
Issuance of common stock, net of share repurchases for withholding taxes	6,434	—	—	—	6,434
Tax savings on share-based compensation	571	—	—	—	571
Net change in intercompany balances	117,543	(165,097)	47,554	—	—

Net cash used in financing activities — continuing operations	(1,060,415)	(165,109)	(280,044)	1,225,000	(280,568)
Net cash used in financing activities — discontinued operations	—	(21,895)	—	—	(21,895)

Net cash used in financing activities	(1,060,415)	(187,004)	(280,044)	1,225,000	(302,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	(576)	—	(576)

Increase (decrease) in cash and cash equivalents	12,181	(6,709)	(42,147)	—	(36,675)
Cash and cash equivalents, beginning of period	3,061	6,709	105,880	—	115,650

Cash and cash equivalents, end of period	$15,242	$—	$63,733	—	$78,975

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2011
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(59,869)	$417,030	$54,496	$411,657
Net cash provided by operating activities — discontinued operations	—	52,913	774	53,687

Net cash provided by (used in) operating activities	(59,869)	469,943	55,270	465,344
Cash flows from investing activities:
Payments for property, plant and equipment	—	(177,958)	(127,209)	(305,167)
Proceeds from insurance and other recoveries	—	786	—	786
Proceeds from divestitures	—	91,958	—	91,958
Proceeds from sale of fixed assets	—	6,650	711	7,361

Net cash used in investing activities — continuing operations	—	(78,564)	(126,498)	(205,062)
Net cash provided by (used in) investing activities — discontinued operations	—	77,293	(491)	76,802

Net cash used in investing activities	—	(1,271)	(126,989)	(128,260)
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(203,070)	(6,201)	(614)	(209,885)
Proceeds from senior secured revolver	3,274,390	—	—	3,274,390
Payments for senior secured revolver	(3,627,690)	—	—	(3,627,690)
Proceeds from receivables-backed facility	—	—	4,246,006	4,246,006
Payments for receivables-backed facility	—	—	(4,007,598)	(4,007,598)
Payment of financing costs	(600)	—	—	(600)
Issuance of common stock, net of share repurchases for withholding taxes	3,623	—	—	3,623
Tax savings on share-based compensation	33	—	—	33
Capital contribution from non-controlling interest	—	—	6,754	6,754
Net change in intercompany balances	615,937	(477,131)	(138,806)	—

Net cash provided by (used in) financing activities — continuing operations	62,623	(483,332)	105,742	(314,967)
Net cash provided by financing activities — discontinued operations	—	21,369	—	21,369

Net cash provided by (used in) financing activities	62,623	(461,963)	105,742	(293,598)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,588)	(4,588)

Increase in cash and cash equivalents	2,754	6,709	29,435	38,898
Cash and cash equivalents, beginning of period	307	—	76,445	76,752

Cash and cash equivalents, end of period	$3,061	$6,709	$105,880	$115,650

	Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2010
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities — continuing operations	$45,054	$243,744	$201,847	$490,645
Net cash provided by operating activities — discontinued operations	—	19,808	8,765	28,573

Net cash provided by operating activities	45,054	263,552	210,612	519,218
Cash flows from investing activities:
Payments for property, plant and equipment	—	(223,560)	(52,362)	(275,922)
Proceeds from sale of fixed assets	—	7,235	1,004	8,239

Net cash used in investing activities — continuing operations	—	(216,325)	(51,358)	(267,683)
Net cash provided by (used in) investing activities — discontinued operations	—	(25,892)	24,121	(1,771)

Net cash used in investing activities	—	(242,217)	(27,237)	(269,454)
Cash flows from financing activities:
Proceeds from the issuance of debt	400,000	—	—	400,000
Repayment of Dean Foods Company senior secured term loan debt	(501,220)	(12,824)	(145)	(514,189)
Proceeds from senior secured revolver	4,006,680	—	—	4,006,680
Payments for senior secured revolver	(4,068,880)	—	—	(4,068,880)
Proceeds from receivables-backed facility	—	—	2,220,267	2,220,267
Payments for receivables-backed facility	—	—	(2,220,267)	(2,220,267)
Payment of financing costs	(52,720)	—	—	(52,720)
Issuance of common stock, net of share repurchases for withholding taxes	3,415	—	—	3,415
Tax savings on share-based compensation	278	—	—	278
Capital contribution from non-controlling interest	—	—	7,992	7,992
Net change in intercompany balances	158,035	(8,243)	(149,792)	—

Net cash used in financing activities — continuing operations	(54,412)	(21,067)	(141,945)	(217,424)
Net cash used in financing activities — discontinued operations	—	(268)	—	(268)

Net cash used in financing activities	(54,412)	(21,335)	(141,945)	(217,692)
Effect of exchange rate changes on cash and cash equivalents	—	—	(502)	(502)

Increase (decrease) in cash and cash equivalents	(9,358)	—	40,928	31,570
Cash and cash equivalents, beginning of period	9,665	—	35,517	45,182

Cash and cash equivalents, end of period	$307	$—	$76,445	$76,752

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments

Interest Rates — We have interest rate swap agreements in place at Dean Foods that have been designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provide hedges for interest rates on the Dean Foods senior secured credit facility by fixing the LIBOR component of interest rates specified in the senior secured credit facility at the interest rates noted below until the indicated expiration dates of these interest rate swap agreements.

The following table summarizes the various interest rate agreements in effect as of December 31, 2012:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
1.60% to 1.84%	December 31, 2013	800
2.75% to 2.84%	March 31, 2016	200

These swaps are recorded as an asset or liability in our Consolidated Balance Sheets at fair value, with an offset to accumulated other comprehensive income to the extent the hedge is effective. Derivative gains and losses included in other comprehensive income are reclassified into earnings as the underlying transaction occurs. Any ineffectiveness in our hedges is recorded as an adjustment to interest expense. There was no hedge ineffectiveness during 2012, 2011 or 2010.

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

As disclosed in Note 3, on January 3, 2013, we completed the sale of our Morningstar operations and used a portion of the proceeds to repay in full our outstanding 2016 and 2017 Tranche B term loan borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 shown in the table above. Accordingly, on January 4, 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps are no longer probable, we expect to reclassify total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the first quarter of 2013.

Novation of 2017 Interest Rate Swaps to WhiteWave

In addition to the interest rate hedges described above, in connection with the WhiteWave IPO discussed in Note 2, on October 31, 2012, we novated certain of our interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave is now the sole counterparty to the financial institutions under these swap agreements and will be directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.

As of the novation date, the 2017 swaps were de-designated and subsequent changes in fair value are reflected in our Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own. As described in Note 2, unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes. Additionally, we have determined that the underlying hedged forecasted transaction related to the 2017 swaps remains probable; therefore, amounts recorded in accumulated other comprehensive income associated with the 2017 swaps will continue to be reclassified into the income statement as the underlying hedged forecasted transaction affects earnings. However, a future separation of WhiteWave through a spin-off or other transaction would result in a determination that the underlying forecasted transaction is no longer probable, which would subsequently trigger the recognition of a significant amount of accumulated other comprehensive income in earnings. As of December 31, 2012, total losses of approximately $66.7 million (approximately $ 40.9 million, net of tax) were recorded in accumulated other comprehensive income related to the 2017 swaps.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts with our qualified banking partners or exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs, and are designated as hedging instruments when appropriate. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period and a derivative asset or liability is recorded on our balance sheet. A summary of these open commodities contracts recorded at fair value in our Consolidated Balance Sheets at December 31, 2012 is included in the table below.

Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuation, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Foreign Currency — Our international operations represented approximately 13% and 3% of our long-lived assets and net sales, respectively, as of and for the year ended December 31, 2012. Sales in foreign countries, as well as certain expenses related to those sales, are transacted in currencies other than our reporting currency, the U.S. Dollar. Our foreign currency exchange rate risk is primarily limited to the Euro and the British Pound. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates or enter into forward currency exchange contracts to hedge our net investment and intercompany payable or receivable balances in foreign operations.

As of December 31, 2012 and 2011, our derivatives recorded at fair value in our Consolidated Balance Sheets were:

	Derivative Assets		Derivative Liabilities
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(In thousands)
Derivatives designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$17,716	$38,260
Interest rate swap contracts — noncurrent(2)	—	—	10,432	64,037
Commodities contracts — current(1)	776	93	1,143	2,346
Foreign currency contracts — current (1)	—	411	489	—
Derivatives not designated as Hedging Instruments
Interest rate swap contracts — current(1)	—	—	18,262	—
Interest rate swap contracts — noncurrent(2)	—	—	48,669	—
Commodities contracts — current(1)	964	2,006	742	1,530

Total derivatives	$1,740	$2,510	$97,453	$106,173

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

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income were as follows (in thousands):

	Year Ended December 31
	2012	2011	2010
Losses on interest rate swap contracts(1)	$38,607	$61,387	$96,573
(Gains)/losses on commodities contracts(2)	2,916	(3,097)	6
(Gains)/losses on foreign currency contracts(3)	(320)	101	0

(1)	Recorded in interest expense in our Consolidated Statements of Operations.
(2)	Recorded in selling and distribution or cost of sales, depending on commodity type, in our Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our Consolidated Statements of Operations.

Based on current interest rates, commodity prices and exchange rates, we estimate that $0.4 million of hedging activity related to our commodities contracts and $0.5 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months. As a result of the January 4, 2013 termination of the 2013 and 2016 interest rate swaps, we expect to reclassify approximately $28.1 million from accumulated other comprehensive income into income during the first quarter of 2013. The future separation of WhiteWave will likely trigger the reclassification of significant additional amounts of accumulated other comprehensive income in earnings during 2013, as described more fully above.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 is as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$95,079	$0	$95,079	$0
Asset — Commodities contracts	1,740	0	1,740	0
Liability — Commodities contracts	1,885	0	1,885	0
Liability — Foreign currency contracts	489	0	489	0

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 is as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$102,297	$0	$102,297	$0
Asset — Commodities contracts	2,099	0	2,099	0
Liability — Commodities contracts	3,876	0	3,876	0
Asset — Foreign currency contracts	411	0	411	0

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

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at December 31:

	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$130,879	$155,135	$129,117	$136,853
Dean Foods Company senior notes due 2016	499,167	551,875	498,959	493,750
Dean Foods Company senior notes due 2018	400,000	459,000	400,000	426,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,941	$0	$2,941	$0
Mutual funds	3,337	0	3,337	0

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$3,552	$0	$3,552	$0
Mutual funds	3,031	0	3,031	0

12.	COMMON STOCK AND SHARE-BASED COMPENSATION

Our authorized shares of capital stock include one million shares of preferred stock and 500 million shares of common stock with a par value of $0.01 per share.

Stock Award Plans — As of December 31, 2012, we had three award plans with remaining shares available for issuance. These plans, which are our 1997 Stock Option and Restricted Stock Plan, the 1989 Dean Foods Company Stock Awards Plan (which we adopted upon completion of our acquisition of Legacy Dean) and the Dean Foods Company 2007 Stock Incentive Plan (the “2007 Plan”) provide for grants of stock options, stock units, restricted stock and other stock-based awards to employees, officers, directors and, in some cases, consultants, up to a maximum of 37.5 million, 5.7 million and 12.3 million shares, subject to adjustments as provided in these respective plans. Options and other stock-based awards vest in accordance with provisions set forth in the applicable award agreements. The remaining shares available for grant under the historical plans are granted pursuant to the terms and conditions of the 2007 Plan. As of December 31, 2012, we had approximately 9.2 million shares, in aggregate, available for issuance.

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

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model, using the following assumptions:

	Year Ended December 31
	2012	2011	2010
Expected volatility	44%	41%	34%
Expected dividend yield	0%	0%	0%
Expected option term	5 years	5 years	5 years
Risk-free rate of return	0.62 to 0.89%	1.32 to 2.30%	1.26 to 2.59%

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

The following table summarizes stock option activity during the year ended December 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2012	18,930,658	$19.21
Granted	2,172,616	12.14
Forfeited and cancelled(1)	(3,801,113)	16.23
Exercised	(2,165,224)	14.09

Options outstanding at December 31, 2012	15,136,937	19.64	5.08	$21,627,660

Options vested and expected to vest at December 31, 2012	15,057,893	19.68	5.12	$21,167,382
Options exercisable at December 31, 2011	15,710,662	20.39
Options exercisable at December 31, 2012	11,891,660	21.81	4.10	$6,386,222

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or cancelled may be available for future grants.

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.44 to $10.35	1,641,701	8.06	$10.33	661,895	$10.31
10.38 to 11.02	11,428	6.48	10.42	7,210	10.44
12.07 to 12.07	2,059,504	9.13	12.07	130,221	12.07
12.09 to 17.91	2,489,214	3.32	16.34	2,157,244	16.59
18.10 to 19.98	1,468,303	2.29	18.45	1,468,303	18.45
20.07 to 20.07	1,794,552	6.10	20.07	1,794,552	20.07
20.19 to 25.37	1,923,196	4.50	24.72	1,923,196	24.72
25.39 to 25.39	117,560	3.18	25.39	117,560	25.39
25.69 to 25.69	1,733,452	3.02	25.68	1,733,452	25.68
25.81 to 31.90	1,898,027	4.20	29.73	1,898,027	29.73

The following table summarizes additional information regarding our stock option activity (in thousands, except per share amounts):

	Year Ended December 31
	2012	2011	2010
Weighted-average per share grant date fair value of options granted	$4.74	$3.96	$4.67
Intrinsic value of options exercised	6,165	1,183	2,474
Fair value of shares vested	8,409	15,663	21,132
Tax benefit related to stock option expense	3,117	4,309	5,901

During the year ended December 31, 2012, net cash received from stock option exercises was $9.7 million and the total cash benefit for tax deductions to be realized for these option exercises was $2.4 million.

At December 31, 2012, there was $4.2 million of total unrecognized stock option expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.65 years.

Dean Foods does not plan to grant any stock options in 2013.

Restricted Stock Units — We issue restricted stock units (“RSUs”) to certain senior employees and non-employee directors as part of our long-term incentive program. An RSU represents the right to receive one share of common stock in the future. RSUs have no exercise price. RSUs granted to employees generally vest ratably over three years, subject to certain accelerated vesting provisions based primarily on a change of control, or in certain cases upon death or qualified disability. RSUs granted to non-employee directors vest ratably over three years.

The following table summarizes RSU activity during the year ended December 31, 2012:

	Employees	Directors	Total
RSUs outstanding January 1, 2012	2,055,548	102,138	2,157,686
RSUs issued	1,016,979	45,702	1,062,681
Shares issued upon vesting	(714,818)	(33,501)	(748,319)
RSUs cancelled or forfeited(1)	(635,140)	—	(635,140)

RSUs outstanding at December 31, 2012	1,722,569	114,339	1,836,908

Weighted-average per share grant date fair value	$13.01	$11.19	$12.91

(1)

Pursuant to the terms of our RSU plans, employees have the option of forfeiting RSUs to cover their minimum statutory tax withholding when shares are issued. RSUs that are cancelled or forfeited may be available for future grants.

The following table summarizes information about our RSU grants and RSU expense during the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31
	2012	2011	2010
Weighted-average grant date fair value of RSUs granted	$11.90	$10.31	$18.45
Tax benefit related to RSU expense	5,041	5,495	5,852

At December 31, 2012, there was $9.5 million of total unrecognized RSU expense, all of which is related to unvested awards. This compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.51 years.

Restricted Stock — We offer our non-employee directors the option to receive their compensation for services rendered in either cash or shares of restricted stock equal to 150% of the fee amount. Shares of restricted stock vest one-third on grant, one-third on the first anniversary of grant and one-third on the second anniversary of grant. The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2012	72,264	$10.43
Restricted shares granted	48,194	15.35
Restricted shares vested	(65,137)	11.64
Restricted shares forfeited	—	0.00

Unvested at December 31, 2012	55,321	13.29

Cash Performance Units — In 2010, we began granting cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric, as defined in the award, is our TSR relative to that of a peer group of companies. The range of payout under the award is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is measured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, is the current and long-term portions of which are recorded in accounts payable and accrued expenses and other long-term liabilities, respectively, in our Consolidated Balance Sheets. The following table summarizes CPU activity during the years ended December 31, 2012:

Units
Outstanding at January 1, 2012	10,963,417
Granted	1,562,500
Converted/paid	—
Forfeited	(9,094,667)

Outstanding at December 31, 2012	3,431,250

The performance period for the CPU awards granted in 2010 ended on December 31, 2012. Based on the performance of our stock price relative to that of the peer group of companies, the minimum performance metric was not met, and therefore, no amounts will be payable with respect to these awards and they have been reflected as forfeited in the table above.

Additionally, as a result of certain arrangements that were negotiated in connection with the WhiteWave IPO, in January 2013, we made a payment of approximately $4 million representing the payout of the vested portion of Dean Foods CPU awards granted to WhiteWave employees in 2011 and 2012. Accordingly, going forward, these awards will no longer be reflected as outstanding and will no longer be subject to periodic re-measurement in our Consolidated Balance Sheets.

Phantom Shares — In 2011, we began granting phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our Consolidated Balance Sheets. The following table summarizes the phantom share activity during the year ended December 31, 2012:

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2012	982,315	$10.36
Granted	809,974	12.12
Converted/paid	(296,620)	10.36
Forfeited	(202,756)	10.80

Outstanding at December 31, 2012	1,292,913	11.39

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense related to Dean Foods equity-based awards recognized during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31
	2012(1)	2011	2010
Stock Options	$8,279	$11,392	$15,621
Stock Units	14,726	18,508	19,487
Cash Performance Units	3,848	1,679	—
Phantom Shares	10,838	3,253	—

Total	37,691	34,832	35,108

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

Stock Repurchases — Since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expense. We made no share repurchases in 2012 or 2011. As of December 31, 2012, $218.7 million was available for repurchases under this program (excluding fees and commissions). Shares, when repurchased, are retired.

WhiteWave IPO Grants — In connection with the WhiteWave IPO discussed in Note 2, on October 25, 2012, WhiteWave issued one-time equity awards (the “IPO Grants”) with an aggregate grant date fair value of approximately $30 million in order to, among other things, provide executives and employees with an immediate equity interest in WhiteWave and align their interests with those of WhiteWave’s stockholders. The IPO Grants consisted of a combination of stock options, RSUs, phantom shares, cash awards and stock appreciation rights

(“SARS”). The grant date fair value of WhiteWave’s stock options was based on WhiteWave’s stock price as of the grant date and a set of Black-Scholes assumptions specific to WhiteWave, which were as follows:

Year Ended December 31, 2012
Expected volatility	28%
Expected dividend yield	0%
Expected option term	6 years
Risk-free rate of return	1.05%

Since WhiteWave’s common stock had not been publicly traded at the grant date, the expected volatility assumption was calculated based on a compensation peer group analysis of stock price volatility with a six-year look back period ending on the grant date. The risk-free rates were based on the averages implied yield available on five-year and seven-year U.S. Treasury issues. WhiteWave has not paid, and has advised Dean Food that it does not anticipate paying, cash dividends on its common stock.

The grant date fair value of the RSU grants was determined based on WhiteWave’s $17.00 offering price. The IPO Grants will be expensed ratably over a three-year vesting term. During the year ended December 31, 2012, WhiteWave recognized $1.4 million in share-based compensation expense related to the IPO Grants.

Additionally, we expect that certain of our outstanding stock options and unvested restricted stock units held by WhiteWave employees on the date of a spin-off or other corporate transaction requiring a similar conversion will be converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s Class A common stock. These modified awards will otherwise have substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods Company equity awards will have at the time of conversion.

13.	EARNINGS (LOSS) PER SHARE

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

	Year Ended December 31
	2012	2011	2010
	(In thousands, except share data)
Basic earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$117,413	$(1,650,453)	$31,492
Net (income) loss attributable to non-controlling interest	(2,419)	16,550	8,735

Income (loss) from continuing operations attributable to Dean Foods Company	$114,994	$(1,633,903)	$40,227
Denominator:
Average common shares	184,750,755	183,388,220	181,799,306
Basic earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.62	$(8.91)	$0.22
Diluted earnings (loss) per share computation:
Numerator:
Income (loss) from continuing operations	$117,413	$(1,650,453)	$31,492
Net (income) loss attributable to non-controlling interest	(2,419)	16,550	8,735

Income (loss) from continuing operations attributable to Dean Foods Company	$114,994	$(1,633,903)	$40,227
Denominator:
Average common shares — basic	184,750,755	183,388,220	181,799,306
Stock option conversion(1)	491,822	—	574,094
Stock units(2)	889,246	—	488,402

Average common shares — diluted	186,131,823	183,388,220	182,861,802

Diluted earnings (loss) per share from continuing operations attributable to Dean Foods Company	$0.62	$(8.91)	$0.22
(1) Anti-dilutive options excluded	14,198,873	20,763,870	19,681,022
(2) Anti-dilutive stock units excluded	16,384	2,499,769	158,991

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) comprises net income plus all other changes in equity from non-owner sources. The components of accumulated other comprehensive loss, as reflected in the Consolidated Statements of Stockholders’ Equity (Deficit) at December 31, 2012 and 2011, are as follows:

	December 31
	2012	2011
	(In thousands)
Cumulative translation adjustment	$(22,287)	$(36,977)
Fair value of derivative instruments, net of tax	(58,452)	(63,662)
Pension and other postretirement liability adjustment, net of tax	(105,845)	(98,881)

Total accumulated other comprehensive loss	$(186,584)	$(199,520)

15.	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor various defined benefit and defined contribution retirement plans, including various employee savings and profit sharing plans, and contribute to various multiemployer pension plans on behalf of our employees. Substantially all full-time union and non-union employees who have completed one or more years of service and have met other requirements pursuant to the plans are eligible to participate in one or more of these plans. During 2012, 2011 and 2010, our retirement and profit sharing plan expenses were as follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Defined benefit plans	$14,720	$13,849	$12,975
Defined contribution plans	19,854	23,901	25,258
Multiemployer pension and certain union plans	28,674	26,203	25,227

Total	$63,248	$63,953	$63,460

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation. Our funding policy is to contribute annually the minimum amount required under ERISA regulations plus additional amounts as we deem appropriate.

Included in accumulated other comprehensive income at December 31, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $4.6 million ($2.8 million net of tax) and $5.2 million ($3.2 million net of tax) and unrecognized actuarial losses of $160.3 million ($99.1 million net of tax) and $152.0 million ($93.5 million net of tax). Unrecognized transition obligation of $112,000 ($69,000 net of tax) at December 31, 2011 was fully recognized in 2012, and no transition obligation costs are expected to be recognized in net periodic pension cost during the year ended December 31, 2013. Prior service costs and actuarial losses included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the year ended December 31, 2013 are $807,000 ($496,000 net of tax) and $12.5 million ($7.7 million net of tax), respectively.

The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011, and the funded status of the plans at December 31, 2012 and 2011 is as follows:

	December 31
	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$330,288	$305,588
Service cost	4,477	4,151
Interest cost	14,404	15,633
Plan participants’ contributions	68	68
Plan amendments	318	—
Actuarial (gain) loss	34,968	32,633
Benefits paid	(21,162)	(25,654)
Plan settlements	—	(1,730)
Exchange rate changes	320	(401)

Benefit obligation at end of year	363,681	330,288
Change in plan assets:
Fair value of plan assets at beginning of year	232,229	230,072
Actual return on plan assets	31,251	11,675
Employer contribution	18,331	18,073
Plan participants’ contributions	68	68
Benefits paid	(21,162)	(25,654)
Plan settlements	—	(1,730)
Exchange rate changes	195	(275)

Fair value of plan assets at end of year	260,912	232,229

Funded status at end of year	$(102,769)	$(98,059)

The underfunded status of the plans of $102.8 million at December 31, 2012 is recognized in our Consolidated Balance Sheet and includes $0.7 million classified as a current accrued pension liability. We do not expect any plan assets to be returned to us during the year ended December 31, 2013. We expect to contribute $12.9 million to the pension plans in 2013.

A summary of our key actuarial assumptions used to determine benefit obligations as of December 31, 2012 and 2011 follows:

	December 31
	2012	2011
Weighted average discount rate(1)	3.70%	4.50%
Rate of compensation increase(1)	4.00%	4.00%

(1)	Assumptions in this table represent the assumptions utilized for our domestic pension plans as they represented more than 95% of our total benefit obligation as of December 31, 2012 and 2011.

A summary of our key actuarial assumptions used to determine net periodic benefit cost for 2012, 2011 and 2010 follows:

	Year Ended December 31
	2012	2011	2010
Weighted average discount rate(1)	4.50%	5.28%	6.00%
Expected return on plan assets(1)	7.67%	7.67%	7.70%
Rate of compensation increase(1)	4.00%	4.00%	4.00%

(1)

Assumptions in this table represent the assumptions utilized for our domestic pension plans as they represented more than 85% of our total net periodic benefit cost during the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Components of net periodic benefit cost:
Service cost	$4,477	$4,151	$3,699
Interest cost	14,514	15,735	16,941
Expected return on plan assets	(17,604)	(17,105)	(16,584)
Amortizations:
Unrecognized transition obligation	129	130	112
Prior service cost	763	770	716
Unrecognized net loss	11,667	9,060	5,594
Effect of curtailment	—	—	790
Effect of settlement	—	969	1,707
Other	774	139	—

Net periodic benefit cost	$14,720	$13,849	$12,975

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. We consider historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.

The amortization of unrecognized net loss represents the amortization of investment losses incurred. In 2010, we closed a plant in South Carolina and also carried out a broad-based workforce reduction plan within our Fresh Dairy Direct segment. The effect of curtailment cost in 2010 represents the recognition of net periodic pension service costs associated with these activities. The effect of settlement costs in 2012, 2011 and 2010 represents the recognition of net periodic benefit cost related to pension settlements reached as a result of plant closures.

Pension plans with an accumulated benefit obligation in excess of plan assets follows:

	December 31
	2012	2011
	(In millions)
Projected benefit obligation	$351.0	$320.6
Accumulated benefit obligation	343.6	310.7
Fair value of plan assets	252.6	225.2

The accumulated benefit obligation for all defined benefit plans was $351.9 million and $316.7 million at December 31, 2012 and 2011, respectively.

Almost 90% of our defined benefit plan obligations are frozen as to future participation or increases in projected benefit obligation. Many of these obligations were acquired in prior strategic transactions. As an alternative to defined benefit plans, we offer defined contribution plans for eligible employees.

The weighted average discount rate reflects the rate at which our defined benefit plan obligations could be effectively settled. The rate, which is updated annually with the assistance of an independent actuary, uses a model that reflects a bond yield curve. The weighted average discount rate was decreased from 4.50% at December 31, 2011 to 3.70% at December 31, 2012. We do not expect this change to increase the net periodic benefit cost in 2013 as we expect the decrease in discount rate to meaningfully reduce the interest cost component of net periodic benefit cost.

Substantially all of our qualified pension plans are consolidated into one master trust. The investments held in the master trust are managed by an established Investment Committee with assistance from independent investment advisors. On July 1, 2009, the Investment Committee adopted a new long-term investment policy for the master trust that targets investments in equity securities at 59% of the portfolio, fixed income at 37%, cash equivalents at 3% and other investments of 1%. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. The investment policies permit variances from the targets within certain parameters. The investment policy prohibits investments in non-marketable or exotic securities, such as short-sale contracts; letter stock; commodities and private placements, without the Investment Committee’s prior approval. At December 31, 2012, our master trust was invested as follows: investments in equity securities were at 59%; investments in fixed income were at 39%; cash equivalents were at 2% and other investments were less than 1%. Equity securities of the plan did not include any investment in our common stock at December 31, 2012 or 2011.

Estimated pension plan benefit payments to participants for the next ten years are as follows:

2013	$20.1 million
2014	19.4 million
2015	19.4 million
2016	19.6 million
2017	19.9 million
Next five years	107.5 million

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values by category of inputs as of December 31, 2012 were as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$112	$112	$—	$—
Index Funds:
U.S. Equities(a)	119,377	—	119,377	—
International Equities(b)	22,373	—	22,373	—
Equity Funds(c)	7,320	—	7,320	—

Total Equity Securities	149,182	112	149,070	—
Fixed Income:
Bond Funds(d)	93,200	—	93,200	—
Diversified Funds(e)	2,938	—	—	2,938

Total Fixed Income	96,138	—	93,200	2,938
Cash Equivalents:
Short-term Investment Funds(f)	4,327	—	4,327	—

Total Cash Equivalents	4,327	—	4,327	—
Other Investments:
Insurance Contracts(g)	9,818	—	—	9,818
Partnerships/Joint Ventures(h)	1,447	—	—	1,447
Insurance Reserves	—	—	—	—

Total Other Investments	11,265	—	—	11,265

Total	$260,912	$112	$246,597	$14,203

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.
(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.
(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.
(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.
(e)

Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

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

(h)	The majority of the total partnership balance is a partnership comprised of a portfolio of two limited partnership funds that invest in public and private equity.

The fair values by category of inputs as of December 31, 2011 were as follows (in thousands):

	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Equity Securities:
Common Stock	$94	$94	$—	$—
Index Funds:
U.S. Equities(a)	107,247	—	107,247	—
International Equities(b)	18,986	—	18,986	—
Equity Funds(c)	6,546	—	6,546	—

Total Equity Securities	132,873	94	132,779	—
Fixed Income:
Bond Funds(d)	82,192	—	82,192	—
Diversified Funds(e)	3,266	—	—	3,266

Total Fixed Income	85,458	—	82,192	3,266
Cash Equivalents:
Short-term Investment Funds(f)	4,608	—	4,608	—

Total Cash Equivalents	4,608	—	4,608	—
Other Investments:
Insurance Contracts(g)	7,710	—	—	7,710
Partnerships/Joint Ventures(h)	1,580	—	—	1,580
Insurance Reserves	—	—	—	—

Total Other Investments	9,290	—	—	9,290

Total	$232,229	$94	$219,579	$12,556

(a)	Represents a pooled/separate account that tracks the Dow Jones U.S. Total Stock Market Index.
(b)	Represents a pooled/separate account that tracks the MSCI EAFE Index.
(c)	Represents a pooled/separate account comprised of approximately 90% U.S. large-cap stocks and 10% in international stocks.
(d)	Represents a pooled/separate account which tracks the overall performance of the Barclays Capital Long Term Government/Credit Index.
(e)

Represents a pooled/separate account investment in the General Investment Account of an investment manager. The account primarily invests in fixed income debt securities, such as high grade corporate bonds, government bonds and asset-backed securities.

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

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011 is as follows (in thousands):

	Diversified Funds	Insurance Contracts	Partnerships/ Joint Ventures	Total
Balance at January 1, 2011	$3,104	$6,169	$1,913	$11,186
Actual return on plan assets:
Relating to instruments still held at reporting date	155	370	28	553
Purchases, sales and settlements (net)	(2,172)	1,171	(361)	(1,362)
Transfers in and/or out of Level 3	2,179	—	—	2,179

Balance at December 31, 2011	$3,266	$7,710	$1,580	$12,556
Actual return on plan assets:
Relating to instruments still held at reporting date	(212)	484	131	403
Purchases, sales and settlements (net)	(695)	1,624	—	929
Transfers in and/or out of Level 3	579	—	(264)	315

Balance at December 31, 2012	$2,938	$9,818	$1,447	$14,203

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

Our participation in these multiemployer plans for the year ended December 31, 2012 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2012 and 2011 is for the plans’ year-end at December 31, 2011 and December 31, 2010, respectively. The zone status is based on information that we obtained from each plan’s Form 5500, which is available in the public domain and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a funding improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. Federal law requires that plans classified in the yellow zone or red zone adopt a funding improvement plan or rehabilitation plan, respectively, in order to improve the financial health of the plan. The “Extended Amortization Provisions” column indicates plans which have elected to utilize the special 30-year amortization rules provided by the Pension Relief Act of 2010 to amortize its losses from 2008 as a result of turmoil in the financial markets. The last column in the table lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

Pension Fund	Employer Identification Number	Pension Plan Number	PPA Zone Status		FIP / RP Status Pending/ Implemented	Extended Amortization Provisions	Expiration Date of Associated Collective- Bargaining Agreement(s)
			2012	2011
Western Conference of Teamsters Pension Plan(1)	91-6145047	001	Green	Green	N/A	No	April 30, 2013 – May 31, 2016
Central States, Southeast and Southwest Areas Pension Plan(2)	36-6044243	001	Red	Red	Implemented	No	May 31, 2013 – March 11, 2017
Retail, Wholesale & Department Store International Union and Industry Pension Fund(3)	63-0708442	001	Green	Green	N/A	Yes	January 29, 2014 – September 10, 2016
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(4)	23-6283288	001	Red	Red	Implemented	Yes	June 30, 2014 – September 30, 2017

(1)

We are party to approximately 30 collective bargaining agreements that require contributions to this plan. These agreements cover a large number of employee participants and expire on various dates between 2013 and 2016. We do not believe that any one agreement is substantially more significant than another as none of these agreements individually represent greater than 15% of the total employee participants covered under this plan.

(2)

There are approximately 30 collective bargaining agreements that govern our participation in this plan. The agreements expire on various dates between 2013 and 2017. The agreements expiring in 2015 represent approximately 30% of our total employee participants in this plan, and the agreements expiring in 2016 represent approximately 35% of our total participants in the plan. The remaining agreements have a wide variety of expiration dates between 2013 and 2017 and do not individually represent a significant percentage of our overall participants to this plan.

(3)

We are subject to approximately 10 collective bargaining agreements with respect to this plan. Approximately 40% and 35% of our employee participants in this plan are covered by the agreements expiring in 2014 and 2015, respectively.

(4)

We are party to three collective bargaining agreements with respect to this plan. The agreement expiring in September 2017 is the most significant as more than 85% of our employee participants in this plan are covered by that agreement.

Information regarding our contributions to our multiemployer pension plans is shown in the table below. There are no changes which materially affected the comparability of our contributions to each of these plans during the years ended December 31, 2012, 2011 and 2010.

Pension Fund	Employer Identification Number	Pension Plan Number	Dean Foods Company Contributions (in millions)
			2012	2011	2010	Surcharge Imposed(3)
Western Conference of Teamsters Pension Plan	91-6145047	001	$14.3	$14.7	$14.0	No
Central States, Southeast and Southwest Areas Pension Plan	36-6044243	001	9.5	8.6	8.4	No
Retail, Wholesale & Department Store International Union and Industry Pension Fund(1)	63-0708442	001	1.3	1.2	1.3	No
Dairy Industry – Union Pension Plan for Philadelphia Vicinity(1)	23-6283288	001	1.8	1.5	1.5	Yes
Other Funds(2)			1.8	0.2	—

Total Contributions			$28.7	$26.2	$25.2

(1)

During the 2011 and 2010 plan years, our contributions to these plans exceeded 5% of total plan contributions. At the date of filing of this Annual Report on Form 10-K, Forms 5500 were not available for the plan years ending in 2012.

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

Included in accumulated other comprehensive income at December 31, 2012 and 2011 are the following amounts that have not yet been recognized in net periodic benefit cost: unrecognized prior service costs of $768,000 ($469,000 net of tax) and $794,000 ($483,000 net of tax) and unrecognized actuarial losses of $6.0 million ($3.7 million net of tax) and $2.8 million ($1.7 million net of tax), respectively. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic benefit cost during the year ended December 31, 2013 is $26,000 ($16,000 net of tax) and $299,000 ($182,000 net of tax), respectively.

The following table sets forth the funded status of these plans:

	December 31
	2012	2011
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$32,508	$17,551
Service cost	589	27
Interest cost	1,350	762
Employee contributions	466	431
Actuarial (gain) loss	3,317	(885)
Benefits paid	(2,670)	(2,343)
Plan amendments	—	953
Plan curtailments	—	—
Other	1,868	16,012 (1)

Benefit obligation at end of year	37,428	32,508
Fair value of plan assets at end of year	—	—

Funded status	$(37,428)	$(32,508)

(1)

During the third quarter of 2011, we identified groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations, which resulted in an understatement of our benefit obligations and net periodic benefit cost. These errors relate primarily to periods prior to 2011. As the effects of the errors are not material to our Consolidated Financial Statements for the year ended December 31, 2011 and were not material to any individual period prior to 2011, we recorded a non-cash charge, and the related benefit obligation, of $16.0 million during the third quarter of 2011, of which $0.8 million related to the year ended December 31, 2011 and $15.2 million related to prior periods. The charge and the corresponding liability were recorded in general and administrative expenses in our Consolidated Statements of Operations and other long term liabilities in our Consolidated Balance Sheets, respectively, during the year ended December 31, 2011.

The unfunded portion of the liability of $37.4 million at December 31, 2012 is recognized in our Consolidated Balance Sheet and includes $2.5 million classified as a current accrued postretirement liability.

A summary of our key actuarial assumptions used to determine the benefit obligation as of December 31, 2012 and 2011 follows:

	December 31
	2012	2011
Healthcare inflation:
Healthcare cost trend rate assumed for next year	8.20%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%
Year of ultimate rate achievement	2029	2029
Weighted average discount rate	3.38%	4.34%

A summary of our key actuarial assumptions used to determine net periodic benefit cost follows:

	Year Ended December 31
	2012	2011	2010
Healthcare inflation:
Healthcare cost trend rate assumed for next year	8.50%	8.70%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	4.50%	4.50%	4.50%
Year of ultimate rate achievement	2029	2029	2029
Weighted average discount rate	4.34%	4.68%	5.51%

	Year Ended December 31
	2012	2011		2010
	(In thousands)
Components of net periodic benefit cost:
Service and interest cost	$1,939	$789		$991
Amortizations:
Prior service cost	26	(66)		(66)
Unrecognized net loss	129	494		524
Other	1,868	16,012	(1)	—

Net periodic benefit cost	$3,962	$17,229		$1,449

(1)

As described more fully in the funded status table above, this amount in 2011 represents an increase in our net periodic benefit cost for the year ended December 31, 2011 as a result of identifying groups of employees who were eligible to receive other postretirement benefits that had historically been excluded from our benefit plan valuations.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percent change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$223	$(193)
Effect on postretirement obligation	3,901	(3,360)

We expect to contribute $2.5 million to the postretirement health care plans in 2013. Estimated postretirement health care plan benefit payments for the next ten years are as follows:

2013	$2.5 million
2014	2.5 million
2015	2.5 million
2016	2.6 million
2017	2.5 million
Next five years	13.4 million

17.	FACILITY CLOSING AND REORGANIZATION COSTS

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Fresh Dairy Direct:
Closure of facilities(1)	$18,536	$18,751	$21,350
Broad-based reduction of facility and distribution personnel(2)	—	(282)	3,404
Organization Optimization Initiative(3)	(197)	4,269	—
Management Realignment(5)	—	(194)	3,100
Functional Realignment(6)	26,419	—	—
Field and Functional Reorganization(7)	6,000	—	—

Total Fresh Dairy Direct	50,758	22,544	27,854

Corporate:
Department Realignment(4)	(96)	2,535	2,907
Organization Optimization Initiative(3)	(675)	20,609	—
Functional Realignment(6)	5,800	—	—

Total Corporate	5,029	23,144	2,907

Total	$55,787	$45,688	$30,761

(1)

These charges in 2012, 2011 and 2010 primarily relate to facility closures in Evart, Michigan; Bangor, Maine; Newport, Kentucky; Baxley, Georgia; and Florence, South Carolina, as well as other approved closures. We have incurred $73.1 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $1.2 million, related to shutdown and other costs. As we continue the evaluation of our supply chain described more fully below it is likely that we will close additional facilities in the future.

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

(3)

In the first quarter of 2011 we initiated a significant cost reduction program that is incremental to our other ongoing cost-savings initiatives. This initiative is focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions during 2011. The charges recorded during 2011 relate to workforce reduction costs and include costs associated with eliminating the position filled by our then President and Chief Operating Officer. We incurred $24.0 million of charges related to this initiative to date, and we do not expect to incur any material additional charges under this program going forward.

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

(5)

In 2010, we realigned management positions within our Fresh Dairy Direct segment to facilitate supply-chain and commercial focused functions across the segment. This resulted in the elimination of the position filled by the then President of Fresh Dairy Direct and we incurred $2.9 million of workforce reduction costs. We do not expect additional costs related to this initiative.

(6)

During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal is to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that is incremental to any other prior cost savings initiative. This initiative is focused on aligning key functions within the Fresh Dairy Direct organization under a single leadership team and permanently removing costs from the Fresh Dairy Direct organization as well as certain functions that support this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported our Fresh Dairy Direct business. Charges recorded during the year ended December 31, 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $32.2 million under this initiative to date and we may incur additional charges in the future under this plan, primarily related to lease termination costs at our corporate headquarters in Dallas, Texas.

(7)

During the fourth quarter of 2012, our executive management team approved a plan to reorganize Fresh Dairy Direct’s field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure will enable faster decision-making and create enhanced opportunities to build our Fresh Dairy Direct business. During 2012, we recorded charges of $6.0 million under this initiative, related to severance costs associated with the first tranche of this program. As future tranches have not been approved by our executive management team, future costs to be incurred are not yet estimable.

Activity for 2012 and 2011 with respect to facility closing and reorganization costs is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2010	Charges	Payments	Accrued Charges at December 31, 2011	Charges	Payments	Accrued Charges at December 31, 2012
	(In thousands)
Cash charges:
Workforce reduction costs	$3,860	$25,171	$(23,846)	$5,185	$26,260	$(19,866)	$11,579
Shutdown costs	16	2,648	(2,705)	(41)	1,579	(1,538)	—
Lease obligations after shutdown	—	240	(240)	—	2,798	(812)	1,986
Other	5	852	(854)	3	2,158	(1,934)	227

Subtotal	$3,881	28,911	$(27,645)	$5,147	32,795	$(24,150)	$13,792

Non-cash charges:
Write-down of assets(1)		16,535			23,411
(Gain)/Loss on sale of related assets		(54)			(580)
Other		296			161

Total charges		$45,688			$55,787

(1)

The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Estimates of future cash flows used to test the recoverability of the assets included the net cash flows directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the assets. The inputs for the fair value calculation were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs into these calculations are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 11.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Cash paid for interest and financing charges, net of capitalized interest	$148,337	$175,862	$176,495
Net cash paid (received) for taxes	150,398	(32,303)	9,184

19.	COMMITMENTS AND CONTINGENCIES

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

Insurance — We retain selected levels of property and casualty risks, primarily related to employee health care, workers’ compensation claims and other casualty losses. Many of these potential losses are covered under conventional insurance programs with third party carriers with high deductible limits. In other areas, we are self-insured. These deductibles are $2.0 million per claim for casualty claims but may vary higher or lower due to insurance market conditions and risk. We believe that we have established adequate reserves to cover these claims. At December 31, 2012 and 2011, we recorded accrued liabilities related to these retained risks of $170.2 million and $186.2 million, respectively, including both current and long-term liabilities.

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any material capital lease obligations as of December 31, 2012 or 2011. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount. Rent expense was $134.2 million, $140.6 million and $153.0 million for 2012, 2011 and 2010, respectively.

Future minimum payments at December 31, 2012, under non-cancelable operating leases with terms in excess of one year are summarized below:

Operating Leases
(In thousands)
2013	$113,249
2014	93,952
2015	74,011
2016	43,295
2017	31,511
Thereafter	99,516

Total minimum lease payments	$455,534

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

Litigation, Investigations and Audits — We are not party to, nor are our properties the subject of, any material pending legal proceedings, other than as set forth below:

Tennessee Dairy Farmer Actions

On June 15, 2012, we received final approval of a settlement agreement with respect to a group of six antitrust class actions alleging that we and others in the milk industry worked together to limit the price Southeastern dairy farmers are paid for their raw milk and to deny these farmers access to fluid Grade A milk processing facilities. Under the settlement agreement, we agreed to pay a total of up to $140 million over a period of four to five years into a fund for distribution to dairy farmer class members in a number of Southeastern states. In the second quarter of 2011, we recorded a $131.3 million charge and a corresponding liability for the present value of our obligations under the original settlement agreement, based on imputed interest computed at a rate of 4.77%, which approximates our like-term incremental fixed rate borrowing cost.

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

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Pursuant to the briefing schedule issued by the appeals court, briefing on the appeal should be complete on or about April 5, 2013. The appeals court has not set a date for oral argument at this time.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. At this time, the Company has not been served with the complaint in the 2013 indirect purchaser action.

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

Other

We are in varying stages of discussion with numerous states to determine whether we have complied with state unclaimed property laws. Most, but not all, of these states have appointed an agent to conduct an examination of our books and records. In addition to seeking remittance of unclaimed property, some states may also seek interest and penalties. We do not expect the ultimate outcomes of these examinations to have a material adverse impact on our financial position, results of operations or cash flows.

20.	SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

We have two reportable segments: Fresh Dairy Direct and WhiteWave.

Fresh Dairy Direct is our largest segment with 79 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Fresh Dairy Direct manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

WhiteWave manufactures, develops, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk soy, almond and coconut milks, and Alpro and Provamel soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight and LAND O LAKES; and nationally branded premium dairy products, such as Horizon Organic milk. WhiteWave sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various other away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. The majority of the WhiteWave products are delivered through warehouse delivery systems. As discussed in Note 2, in October 2012, WhiteWave, whose subsidiaries comprise our WhiteWave segment, completed the WhiteWave IPO. Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the NYSE under the symbol “WWAV”. Unless and until a spin-off occurs or we otherwise cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, which is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 and as of December 31, 2012 and 2011. See Note 3.

During the second quarter of 2010, we committed to a plan to sell the business operations of Rachel’s, which provided organic branded dairy-based chilled yogurt, milk and related dairy products primarily in the United Kingdom. The sale of these operations was completed on August 4, 2010. All Rachel’s operations, previously reported within the WhiteWave segment, have been reclassified as discontinued operations in our Consolidated Financial Statements for the year ended December 31, 2010. See Note 3.

The wind down of the operations of the joint venture with Hero Group was completed as of December 31, 2012.

Our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, goodwill impairment, foreign exchange gains and losses and write-downs related to the wind-down of our joint venture. We do not report revenue by product or product category as it is impracticable to do so due to certain system limitations. The reporting segments do not include an allocation of the costs related to shared services such as audit services, corporate development, human resources, strategy, tax or treasury. In addition, the expense related to share-based compensation has not been allocated to our segments and is reflected entirely within the caption “Corporate and Other”. Therefore, the measure of segment profit or loss presented below is before such items.

A portion of our WhiteWave products are produced, distributed and sold by Fresh Dairy Direct. In the past, those sales, together with their related costs, were included in the WhiteWave segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not have been equivalent to the terms that would prevail in arm’s length transactions, and, as a result of the commercial agreements described below, this presentation is no longer consistent with the way our management team expects to evaluate the performance of our segments going forward. Accordingly, beginning in the fourth quarter of 2012, the results of these transactions were no longer included in the WhiteWave segment and are instead reflected in the Fresh Dairy Direct segment for management and segment reporting purposes. All segment results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

In connection with the WhiteWave IPO discussed in Note 2, our separate lines of businesses entered into agreements with each other that formalize and, in certain cases, modify ongoing commercial arrangements. These agreements became effective October 31, 2012. As described above, following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. In the case of a spin-off or other tax-free disposition of WhiteWave, these intersegment sales would become third-party sales that, along with their related costs, would no longer be eliminated in consolidation.

The amounts in the following tables are obtained from reports used by our executive management team and do not include any allocated income taxes or management fees. There are no significant non-cash items reported in segment profit or loss other than depreciation and amortization. The consolidated financial statements of WhiteWave will differ from our historically reported WhiteWave segment results, as our historical results include adjustments for management and segment reporting purposes. In addition, WhiteWave’s consolidated financial statements include certain other adjustments, including the allocation of corporate and shared service costs, which are not reflected in the segment results below.

	Year Ended December 31
	2012	2011	2010
	(In thousands)
Net sales to external customers:
Fresh Dairy Direct	$9,274,662	$9,715,747	$9,093,973
WhiteWave	2,187,615	1,925,444	1,726,264

Total	$11,462,277	$11,641,191	$10,820,237

Intersegment sales:
Fresh Dairy Direct	$51,882	$65,641	$56,321
WhiteWave	109,513	108,921	107,923

Total	$161,395	$174,562	$164,244

Operating income (loss):
Fresh Dairy Direct	$446,451	$378,493	$449,622
WhiteWave	192,557	148,595	100,205

Total reportable segment operating income	639,008	527,088	549,827
Corporate and Other	(212,893)	(218,747)	(219,999)
Facility closing and reorganization costs	(55,787)	(45,688)	(30,761)
Litigation settlements	—	(131,300)	(30,000)
Goodwill impairment	—	(2,075,836)	—
Other operating income (loss)	57,459	(6,561)	—

Total	427,787	(1,951,044)	269,067
Other (income) expense:
Interest expense	164,572	190,912	191,205
Other (income) expense, net	(707)	(1,915)	217

Consolidated income (loss) from continuing operations before tax	$263,922	$(2,140,041)	$77,645

Depreciation and amortization:
Fresh Dairy Direct	$159,636	$161,326	$157,725
WhiteWave	74,761	70,075	68,353
Corporate and Other	26,540	27,928	21,161

Total	$260,937	$259,329	$247,239

	December 31
	2012	2011	2010
	(In thousands)
Assets:
Fresh Dairy Direct	$2,609,459	$2,672,002	$4,759,220
WhiteWave	2,135,045	2,089,279	1,984,893
Corporate	269,598	325,213	412,431
Discontinued Operations and Assets Held for Sale	672,989	668,673	784,874

Total	$5,687,091	$5,755,167	$7,941,418

Capital expenditures:
Fresh Dairy Direct	$109,345	$164,833	$173,608
WhiteWave	104,191	127,209	52,255
Corporate and Other	14,547	13,125	50,059

Total	$228,083	$305,167	$275,922

Geographic Information — Net sales and long-lived assets for domestic and foreign operations are shown in the table below.

	December 31
	2012	2011	2010
	(In thousands)
Net sales to external customers:
Domestic	$11,082,346	$11,264,061	$10,470,994
Foreign	379,931	377,130	349,243
Long-lived assets:
Domestic	$3,037,046	$3,072,861	$5,118,447
Foreign	447,267	443,598	487,775

Significant Customers — Our largest customer accounted for approximately 22% of our consolidated net sales in 2012 and 21% in 2011 and 2010. Sales to this customer were included in our Fresh Dairy Direct and WhiteWave segments.

21.	QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of our unaudited quarterly results of operations for 2012 and 2011.

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2012
Net sales	$2,870,452	$2,762,995	$2,787,476	$3,041,354
Gross profit	723,567	735,039	713,033	728,359
Income from continuing operations	26,459	42,556	22,183	26,215
Net income(1)(5)	37,883	56,165	36,441	30,552
Net income attributable to Dean Foods Company(1)	37,883	56,165	36,441	28,133
Earnings per common share(2):
Basic	0.21	0.30	0.20	0.15
Diluted	0.20	0.30	0.20	0.15

	Quarter
	First	Second	Third	Fourth
	(In thousands, except share data)
2011
Net sales	$2,724,671	$2,940,054	$3,047,499	$2,928,967
Gross profit	690,387	698,247	686,228	704,755
Income (loss) from continuing operations(4)	12,780	(79,559)	(1,562,696)	(20,978)
Net income (loss)(3)(4)	23,382	(53,020)	(1,552,034)	(10,499)
Net income (loss) attributable to Dean Foods Company(3)(4)	25,263	(50,513)	(1,540,497)	(9,874)
Earnings (loss) per common share(2):
Basic	0.14	(0.28)	(8.39)	(0.05)
Diluted	0.14	(0.28)	(8.39)	(0.05)

(1)

The results for the first, second, third and fourth quarters of 2012 include facility closing and reorganization costs, net of tax, of $16.2 million, $4.2 million, $4.2 million and $11.3 million, respectively. See Note 17.

(2)

Earnings (loss) per common share calculations for each of the quarters were based on the basic and diluted weighted average number of shares outstanding for each quarter. The sum of the quarters may not necessarily be equal to the full year earnings (loss) per common share amount.

(3)

The results for the first, second, third and fourth quarters of 2011 include facility closing and reorganization costs, net of tax, of $6.6 million, $12.9 million, $6.3 million and $2.2 million, respectively. See Note 17.

(4)

Results for 2011 include a charge of $1.6 billion related to goodwill impairment, net of tax (Note 7), a $84.5 million net of tax charge related to a class action antitrust complaint settlement (Note 19), and a $7.9 million loss, net of tax, related to divestitures (Note 3).

(5)	Results for 2012 include a net after-tax loss of $10.4 million related to the July 3, 2012 sale of our investment in CCC.

See Note 4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the accompanying consolidated balance sheets of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Foods Company and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company discontinued its operations of the Morningstar division when it entered into an agreement to sell the division on December 2, 2012. The operating results of the Morningstar division have been reclassified as discontinued operations in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dean Foods Company

Dallas, Texas

We have audited the internal control over financial reporting of Dean Foods Company and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule and includes an explanatory paragraph relating to the Company’s reporting of its Morningstar division as discontinued operations.

/S/ DELOITTE & TOUCHE LLP

Dallas, Texas

February 27, 2013

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this annual report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. This report appears on page 63.

February 27, 2013

Item 9B.	Other Information

On February 13, 2013, we submitted a Current Report on Form 8-K pursuant to Item 2.02 regarding our issuance of a press release announcing our unaudited financial condition and results of operations as of and for the year and fourth quarter ended December 31, 2012. Subsequently, as part of our finalization and review of the 2012 tax provision computations, we identified additional income tax expense in the amount of $8.9 million.

As a result, the Consolidated Financial Statements for the year ended December 31, 2012 reflect a provision for income taxes of $146.5 million (including $3.0 million pertaining to the tax impact to Dean Foods related to the WhiteWave IPO and related business separation) compared to $137.6 million as previously announced. The change had no effect on operating income, EBITDA or debt covenants. The following table sets forth the impact of this change on the amounts we previously announced (in millions, except per share amounts).

	As Previously Announced	As Currently Reported
Consolidated Statements of Operations
Provision for income taxes	$137.6	$146.5
Income from continuing operations	126.3	117.4
Net income attributable to Dean Foods Company	167.5	158.6
Basic earnings per share attributable to Dean Foods Company	0.91	0.86
Diluted earnings per share attributable to Dean Foods Company	0.90	0.85

Consolidated Balance Sheets
Total Assets	$5,688.2	$5,687.1
Other long-term liabilities	803.0	809.2
Additional paid-in-capital	1,374.2	1,375.8
Total stockholders’ equity	466.9	459.6
Total Liabilities and Stockholders’ Equity	$5,688.2	$5,687.1

On February 25, 2013, Mr. Gregg Tanner entered into a letter agreement with the Company relating to his role as Chief Executive Officer effective October 31, 2012. Pursuant to the agreement, we agreed to pay Mr. Tanner an annual salary of $1,000,000, to be reviewed annually by the Compensation Committee. The letter notes that Mr. Tanner was granted restricted stock units with an approximately value of $1.4 million as reported in our Current Report on Form 8-K filed with the SEC on November 21, 2012. Pursuant to his letter agreement, Mr. Tanner will continue to be eligible for benefits under the Company’s Amended and Restated Severance Plan as well as the Company’s Executive Deferred Compensation Plan. We agreed to provide certain other benefits to Mr. Tanner, including paid time off, and Mr. Tanner is eligible for those benefits offered to all employees generally, including 401(k) and health insurance. This description of the letter agreement with Mr. Tanner is qualified in its entirety to the full text of the letter agreement, which is attached as an exhibit hereto and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement (to be filed) for our May 15, 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Incorporated herein by reference to our proxy statement (to be filed) for our May 15, 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement (to be filed) for our May 15, 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement (to be filed) for our May 15, 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Incorporated herein by reference to our proxy statement (to be filed) for our May 15, 2013 Annual Meeting of Stockholders.

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

Dated February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Name	Title	Date

/S/ GREGG L. ENGLES Gregg L. Engles	Chairman of the Board	February 27, 2013

/S/ GREGG A. TANNER Gregg A. Tanner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/S/ SHAUN P. MARA Shaun P. Mara	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/S/ SCOTT K. VOPNI Scott K. Vopni	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/S/ TOM C. DAVIS Tom C. Davis	Director	February 27, 2013

/S/ STEPHEN L. GREEN Stephen L. Green	Director	February 27, 2013

/S/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	February 27, 2013

/S/ JANET HILL Janet Hill	Director	February 27, 2013

/S/ WAYNE MAILLOUX Wayne Mailloux	Director	February 27, 2013

/S/ JOHN R. MUSE John R. Muse	Director	February 27, 2013

/S/ HECTOR M. NEVARES Hector M. Nevares	Director	February 27, 2013

/S/ JIM L. TURNER Jim L. Turner	Director	February 27, 2013

/S/ ROBERT TENNANT WISEMAN Robert Tennant Wiseman	Director	February 27, 2013

/S/ DOREEN WRIGHT Doreen Wright	Director	February 27, 2013

S-1

SCHEDULE II

DEAN FOODS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	Charged to (Reduction in) Costs and Expenses	Other	Deductions	Balance at End of Period
	(In thousands)
Year ended December 31, 2012
Allowance for doubtful accounts	$10,391	$5,213	$230	$(2,141)	$13,693
Deferred tax asset valuation allowances	9,176	(1,395)	0	0	7,781

Year ended December 31, 2011
Allowance for doubtful accounts	$14,698	$2,145	$(160)	$(6,292)	$10,391
Deferred tax asset valuation allowances	7,660	1,516	0	0	9,176

Year ended December 31, 2010
Allowance for doubtful accounts	$16,417	$7,680	$(1,379)	$(8,020)	$14,698
Deferred tax asset valuation allowances	9,108	(1,448)	0	0	7,660

INDEX TO EXHIBITS

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
2.1

Membership Interest Purchase Agreement, dated as of December 2, 2012, by and among Saputo Cheese USA Inc., Suiza Dairy Group, LLC, Dean Foods Company and, solely with respect to certain provisions therein, Saputo Inc.

		Current Report on Form 8-K	December 4, 2012

3.1	Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.2	Certificate of Amendment of Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the quarter ended June 30, 2012	August 7, 2012

3.3	Amended and Restated Bylaws	Current Report on Form 8-K	May 17, 2012

4.1	Specimen of Common Stock Certificate	Annual Report on Form 10-K for the year ended December 31, 2001	April 1, 2002

4.2	Indenture, dated as of May 15, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.3	Supplemental Indenture No. 1, dated as of May 17, 2006, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Current Report on Form 8-K	May 19, 2006

4.4	Supplemental Indenture No. 2, dated as of July 31, 2007, between us, the subsidiary guarantors listed therein and The Bank of New York Trust Company, N.A., as trustee	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

4.5	Supplemental Indenture No. 6, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K	December 16, 2010

4.6	Registration Rights Agreement, dated as of December 16, 2010, between us, the subsidiary guarantors listed therein and several initial purchasers listed therein	Current Report on Form 8-K	December 16, 2010

*10.1	Third Amended and Restated 1989 Dean Foods Company Stock Awards Plan	Annual Report on Form 10-K for the year ended December 31, 2004	March 16, 2005

*10.2	Amended and Restated Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.3	Post-2004 Executive Deferred Compensation Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.4	Revised and Restated Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.5	Amendment No. 2 to the Dean Foods Company Supplemental Executive Retirement Plan	Annual Report on Form 10-K for the year ended December 31, 2006	March 1, 2007

*10.6	Dean Foods Company Amended and Restated Executive Severance Pay Plan	Current Report on Form 8-K	November 19, 2010

*10.7	Form of Amended and Restated Change in Control Agreement for our executive officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.8	Forms of Amended and Restated Change in Control Agreement for certain other officers	Quarterly Report on Form 10-Q for the quarter ended September 30, 2008	November 5, 2008

*10.9	Form of Change in Control Agreement for our executive officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

*10.10	Form of Change in Control Agreement for certain other officers — effective August 2011	Annual Report on Form 10-K for the year ended December 31, 2011	February 27, 2012

*10.11	Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2007	August 9, 2007

*10.12	Form of Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.13	Form of Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.14	Form of Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.15	Form of Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.16	Form of Dean Cash Award Agreement	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.17	Form of Director’s Non-Qualified Stock Option Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.18	Form of Director’s Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.19	Form of 2013 Restricted Stock Unit Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.20	Form of 2013 Cash Performance Unit Agreement for Awards under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.21	Form of 2013 Phantom Shares Award Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Filed herewith

*10.22	Form of 2013 Dean Cash Award Agreement	Filed herewith

*10.23	Form of Director’s Master Restricted Stock Agreement under the Dean Foods Company 2007 Stock Incentive Plan	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.24	2012 Short-Term Incentive Compensation Plan	Current Report on Form 8-K	March 9, 2012

*10.25	Employment Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.26	Proprietary Information, Inventions and Non-Compete Agreement between the Company and Gregg Tanner dated November 1, 2007	Quarterly Report on Form 10-Q for the quarter ended September 30, 2007	November 9, 2007

*10.27	Employment Agreement between the Company and Gregg Tanner dated February 25, 2013	Filed herewith

*10.28	Employment Agreement between the Company and Shaun Mara dated April 21, 2010	Annual Report on Form 10-K for the year ended December 31, 2010	March 1, 2011

*10.29	Promotion Letter between the Company and Shaun Mara dated November 16, 2010	Current Report on Form 8-K/A	November 19, 2010

*10.30	Letter Agreement between the Company and Shaun Mara dated November 7, 2012	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	November 8, 2012

*10.31	Modification to Letter Agreement between the Company and Shaun Mara dated February 18, 2013	Filed herewith

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.32	Employment Agreement between the Company and Steven J. Kemps dated July 8, 2008	Quarterly Report on Form 10-Q for the quarter ended June 30, 2008	August 8, 2008

*10.33	Letter Agreement between the Company and Steven J. Kemps dated November 7, 2012	Quarterly Report on Form 10-Q for the quarter ended September 30, 2012	November 8, 2012

*10.34	Modification to Letter Agreement between the Company and Steven J. Kemps dated February 18, 2013	Filed herewith

*10.35	Employment Agreement between the Company and Kelly Duffin-Maxwell dated April 9, 2008	Quarterly Report on Form 10-Q for the quarter ended March 31, 2008	May 12, 2008

*10.36	Employment Agreement between the Company and Chris Sliva dated November 16, 2007	Quarterly Report on Form 10-Q for the quarter ended June 30, 2009	August 6, 2009

*10.37	Employment Agreement between the Company and Chris Sliva dated February 15, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2010	May 10, 2010

*10.38	Promotion Letter between the Company and Chris Sliva dated October 6, 2010	Quarterly Report on Form 10-Q for the quarter ended September 30, 2010	November 19, 2010

*10.39	Employment Agreement between the Company and Blaine McPeak dated October 14, 2009	Annual Report on Form 10-K for the year ended December 31, 2009	February 25, 2010

*10.40	Employment Agreement among the Company, The WhiteWave Foods Company and Blaine E. McPeak dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.41	Amendment to Amended and Restated Change in Control Agreement between the Company and Blaine E. McPeak dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.42	Employment Agreement among the Company, The WhiteWave Foods Company and Gregg L. Engles dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.43	Amendment to Amended and Restated Change in Control Agreement between the Company and Gregg L. Engles dated December 4, 2012	Current Report on Form 8-K	December 10, 2012

*10.44	Letter Agreement between the Company and Kevin C. Yost dated February 5, 2010	Quarterly Report on Form 10-Q for the quarter ended March 31, 2011	May 10, 2011

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

*10.45	Letter Agreement between the Company and Kevin C. Yost dated May 19, 2011	Quarterly Report on Form 10-Q for the quarter ended June 30, 2011	August 9, 2011

*10.46	Letter Agreement between the Company and Kevin C. Yost dated November 20, 2012	Filed herewith

10.47	Distribution Agreement between the Company and TreeHouse Foods dated June 27, 2005	Current Report on Form 8-K	June 27, 2005

10.48	Tax Sharing Agreement dated June 27, 2005 between the Company and TreeHouse Foods	Current Report on Form 8-K	June 27, 2005

10.49

Fifth Amended and Restated Receivables Purchase Agreement, dated as of April 2, 2007 among Dairy Group Receivables L.P., Dairy Group Receivables II, L.P., WhiteWave Receivables, L.P., as Sellers; the Servicers, Companies and Financial Institutions listed therein; and JPMorgan Chase Bank, N.A., as Agent

		Current Report on Form 8-K	April 4, 2007

10.50	Amendment No. 3 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated March 31, 2008	Current Report on Form 8-K	April 4, 2008

10.51	Amendment No. 4 to Fifth Amended and Restated Receivables Purchase Agreement dated April 4, 2008	Current Report on Form 8-K	April 4, 2008

10.52	Amendment No. 5 to Fifth Amended and Restated Receivables Purchase Agreement and Limited Waiver dated April 30, 2008	Current Report on Form 8-K	May 1, 2008

10.53	Amendment No. 7 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 30, 2009	Current Report on Form 8-K	April 3, 2009

10.54	Amendment No. 9 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated March 29, 2010	Current Report on Form 8-K	March 31, 2010

10.55	Amendment No. 10 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated June 30, 2010	Current Report on Form 8-K	July 1, 2010

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.56

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

		Current Report on Form 8-K	July 1, 2010

10.57	Amendment No. 11 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking dated December 9, 2010	Current Report on Form 8-K	December 9, 2010

10.58	Amendment No. 12 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated September 28, 2011	Current Report on Form 8-K	October 3, 2011

10.59	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of December 9, 2010	Current Report on Form 8-K	December 9, 2010

*10.60	Ninth Amended and Restated 1997 Stock Option and Restricted Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 30, 2012	May 9, 2012

10.61

Credit Agreement, dated as of October 12, 2012, among The WhiteWave Foods Company, the subsidiary guarantors identified therein, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and the other lenders party thereto

		Current Report on Form 8-K	October 17, 2012

*10.62	The WhiteWave Foods Company 2012 Stock Incentive Plan	Current Report on Form 8-K	October 17, 2012

10.63	Separation and Distribution Agreement, dated October 25, 2012, by and among Dean Foods Company, The WhiteWave Foods Company and WWF Operating Company	Filed herewith

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.64	Transition Services Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company, as amended	Filed herewith

10.65	Tax Matters Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.66	Registration Rights Agreement, dated October 25, 2012, between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.67	Employee Matters Agreement, dated October 25, 2012, by and between Dean Foods Company, The WhiteWave Foods Company, and WWF Operating Company	Filed herewith

10.68	Amendment 1 to Transitional Services Agreement, dated November 20, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

10.69	Amendment 2 to Transitional Services Agreement, dated December 28, 2012, by and between Dean Foods Company and The WhiteWave Foods Company	Filed herewith

*10.70	Employment Agreement between the Company and Chris Bellairs, dated February 25, 2013	Filed herewith

*10.71	Employment Agreement between the Company and Rachel Gonzalez, dated February 25, 2013	Filed herewith

*10.72	Employment Agreement between the Company and Kim Warmbier, dated February 25, 2013	Filed herewith

*10.73	Employment Agreement between the Company and Marty Devine, dated February 25, 2013	Filed herewith

*10.74	Employment Agreement between the Company and Shay Braun, dated February 25, 2013	Filed herewith

*10.75	Form of Indemnification Agreement	Filed herewith

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith

Exhibit No.	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

21	List of Subsidiaries	Filed herewith

23	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99	Supplemental Unaudited Financial Information for Dean Holding Company	Filed herewith

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Presentation Linkbase Document(1)

(1)	Submitted electronically herewith

*	This exhibit is a management or compensatory contract.

Attached as Exhibit 101 to this report are the following materials from Dean Foods Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.