Form 10-Q
period 2013-03-31
DEAN FOODS CO
filed 2013-05-09
CIK 931336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

As of April 26, 2013, the number of shares outstanding of each class of common stock was: 186,555,822.

Common Stock, par value $.01

Part I — Financial Information

Item 1. Condensed Consolidated Financial Statements

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$76,410	$78,975
Receivables, net	966,880	881,410
Inventories	433,326	407,912
Deferred income taxes	76,703	103,207
Prepaid expenses and other current assets	54,451	58,285
Assets of discontinued operations	—	672,989

Total current assets	1,607,770	2,202,778
Property, plant and equipment, net	1,812,908	1,873,279
Goodwill	847,487	852,427
Deferred income taxes	30,723	32,130
Identifiable intangible and other assets, net	714,246	726,477

Total	$5,013,134	$5,687,091

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,062,823	$1,192,940
Income tax payable	441,960	1,186
Current portion of debt	15,000	25,535
Current portion of litigation settlements	20,000	20,000
Liabilities of discontinued operations	—	101,332

Total current liabilities	1,539,783	1,340,993
Long-term debt	1,782,518	3,077,258
Deferred income taxes	247,492	321,509
Other long-term liabilities	419,275	433,991
Long-term litigation settlements	54,230	53,712
Commitments and contingencies (Note 13)
Stockholders’ equity:
Dean Foods Company stockholders’ equity:
Preferred stock, none issued	—	—
Common stock, 186,516,236 and 185,563,534 shares issued and outstanding, with a par value of $0.01 per share	1,865	1,856
Additional paid-in capital	1,368,098	1,375,812
Accumulated deficit	(341,292)	(833,897)
Accumulated other comprehensive loss	(176,277)	(186,584)

Total Dean Foods Company stockholders’ equity	852,394	357,187
Non-controlling interest	117,442	102,441

Total stockholders’ equity	969,836	459,628

Total	$5,013,134	$5,687,091

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share data)

	Three Months Ended March 31
	2013	2012
Net sales	$2,878,776	$2,870,452
Cost of sales	2,165,000	2,146,885

Gross profit	713,776	723,567
Operating costs and expenses:
Selling and distribution	465,935	482,839
General and administrative	135,194	124,100
Amortization of intangibles	1,672	1,554
Facility closing and reorganization costs	5,610	25,435
Impairment of long-lived assets	33,915	—

Total operating costs and expenses	642,326	633,928

Operating income	71,450	89,639
Other (income) expense:
Interest expense	64,373	45,515
Other (income) expense, net	(55)	554

Total other expense	64,318	46,069

Income from continuing operations before income taxes	7,132	43,570
Income taxes	3,597	17,111

Income from continuing operations	3,535	26,459
Income from discontinued operations, net of tax	377	11,424
Gain on sale of discontinued operations, net of tax	491,885	—

Net income	495,797	37,883
Net income attributable to non-controlling interest	(3,192)	—

Net income attributable to Dean Foods Company	$492,605	$37,883

Average common shares:
Basic	186,021,192	184,104,804
Diluted	187,509,413	184,947,681
Basic earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$—	$0.15
Income from discontinued operations attributable to Dean Foods Company	2.65	0.06

Net income attributable to Dean Foods Company	$2.65	$0.21

Diluted earnings per common share:
Income from continuing operations attributable to Dean Foods Company	$—	$0.14
Income from discontinued operations attributable to Dean Foods Company	2.63	0.06

Net income attributable to Dean Foods Company	$2.63	$0.20

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2013	2012
Net income	$495,797	$37,883
Other comprehensive income (loss):
Cumulative translation adjustment	(15,050)	13,303
Net change in fair value of derivative instruments, net of tax	20,460	4,726
Net pension and other postretirement liability adjustment, net of tax	2,851	1,719

Other comprehensive income	8,261	19,748

Comprehensive income	504,058	57,631
Comprehensive income attributable to non-controlling interest	1,146	—

Comprehensive income attributable to Dean Foods Company	$502,912	$57,631

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock			Retained	Accumulated	Non- controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)
Balance, December 31, 2012	185,563,534	$1,856	$1,375,812	$(833,897)	$(186,584)	$102,441	$459,628
Issuance of common stock, net of tax impact of share-based compensation	952,702	9	(1,425)	—	—	—	(1,416)
Share-based compensation expense	—	—	1,300	—	—	—	1,300
Share-based compensation expense for subsidiary shares	—	—	—	—	—	6,266	6,266
Net income attributable to non-controlling interest	—	—	—	—	—	3,192	3,192
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	492,605	—	—	492,605
Change in fair value of derivative instruments, net of tax of $693	—	—	—	—	972	11	983
Amounts reclassified to income statement related to hedging activities, net of tax of $12,175	—	—	—	—	19,477	—	19,477
Cumulative translation adjustment	—	—	—	—	(12,986)	(2,064)	(15,050)
Pension and other postretirement benefit liability adjustment, net of tax of $1,555	—	—	—	—	2,844	7	2,851
Other activity with non-controlling interest	—	—	(7,589)	—	—	7,589	—

Balance, March 31, 2013	186,516,236	$1,865	$1,368,098	$(341,292)	$(176,277)	$117,442	$969,836

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

(In thousands, except share data)

	Dean Foods Company Stockholders
	Common Stock				Accumulated	Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)
Balance, December 31, 2011	183,745,789	$1,837	$1,086,804	$(992,519)	$(199,520)	$4,747	$(98,651)
Issuance of common stock, net of tax impact of share-based compensation	753,895	8	(8,603)	—	—	—	(8,595)
Share-based compensation expense	—	—	1,630	—	—	—	1,630
Wind-down of joint venture	—	—	—	—	—	(4,747)	(4,747)
Other comprehensive income (loss):
Net income attributable to Dean Foods Company	—	—	—	37,883	—	—	37,883
Change in fair value of derivative instruments, net of tax benefit of $2,923	—	—	—	—	(4,363)	—	(4,363)
Amounts reclassified to income statement related to hedging activities, net of tax of $6,060	—	—	—	—	9,089	—	9,089
Cumulative translation adjustment	—	—	—	—	13,303	—	13,303
Pension and other postretirement benefit liability adjustment, net of tax of $1,370	—	—	—	—	1,719	—	1,719

Balance, March 31, 2012	183,499,684	$1,845	$1,079,831	$(954,636)	$(179,772)	$—	$(52,732)

See Notes to Condensed Consolidated Financial Statements.

DEAN FOODS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities:
Net income	$495,797	$37,883
Income from discontinued operations	(377)	(11,424)
Gain on sale of discontinued operations	(491,885)	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,297	64,600
Share-based compensation expense	11,665	3,412
Loss on divestitures and other, net	355	12,129
Impairment of long-lived assets	33,915	—
Write-off of financing costs	1,426	—
Deferred income taxes	(6,272)	29,097
Other	(2,121)	2,255
Changes in operating assets and liabilities:
Receivables	(87,671)	16,912
Inventories	(25,994)	(18,589)
Prepaid expenses and other assets	861	(2,573)
Accounts payable and accrued expenses	(84,145)	(51,752)
Termination of interest rate swap liability	(28,147)	—
Income taxes receivable/payable	7,817	(6,789)
Litigation settlements	—	(61,325)

Net cash provided by (used in) operating activities-continuing operations	(109,479)	13,836
Net cash provided by (used in) operating activities-discontinued operations	9,207	(9,864)

Net cash provided by (used in) operating activities	(100,272)	3,972
Cash flows from investing activities:
Payments for property, plant and equipment	(36,533)	(39,785)
Proceeds from insurance and other recoveries	—	2,996
Proceeds from sale of fixed assets	1,649	1,554
Other, net	—	(790)

Net cash used in investing activities-continuing operations	(34,884)	(36,025)
Net cash provided by (used in) investing activities-discontinued operations	1,441,323	(4,732)

Net cash provided by (used in) investing activities	1,406,439	(40,757)
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(1,027,197)	(13,351)
Proceeds from senior secured revolver	154,250	633,100
Payments for senior secured revolver	(396,350)	(587,600)
Proceeds from receivables-backed facility	220,000	797,567
Payments for receivables-backed facility	(220,000)	(781,613)
Proceeds from subsidiary senior secured credit facilities	169,550	—
Payments for subsidiary senior secured credit facilities	(206,050)	—
Payments of financing costs	(575)	—
Issuance of common stock, net of share repurchases for withholding taxes	(753)	(2,255)
Tax savings on share-based compensation	232	286

Net cash provided by (used in) financing activities-continuing operations	(1,306,893)	46,134
Net cash provided by financing activities-discontinued operations	—	3,501

Net cash provided by (used in) financing activities	(1,306,893)	49,635
Effect of exchange rate changes on cash and cash equivalents	(1,839)	3,358

Increase (decrease) in cash and cash equivalents	(2,565)	16,208
Cash and cash equivalents, beginning of period	78,975	115,650

Cash and cash equivalents, end of period	$76,410	$131,858

See Notes to Condensed Consolidated Financial Statements.

1. General

Nature of Our Business — We are a leading food and beverage company and the largest processor and distributor of milk and other fluid dairy products in the United States, as well as a North American and European leader in branded plant-based beverages , such as soy, almond and coconut milks, and other plant-based food products. We align our leadership teams, operating strategies and supply chain initiatives around our two lines of business, the Ongoing Dean Foods segment, which is comprised of our ongoing core dairy operations formerly referred to as Fresh Dairy Direct, and The WhiteWave Foods Company (“WhiteWave”), which is our majority-owned, publicly traded subsidiary.

As discussed in Note 2, in October 2012, WhiteWave completed its initial public offering (the “WhiteWave IPO”). Upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WWAV”. On May 1, 2013, our Board of Directors declared a dividend of an aggregate of approximately 47.7 million shares of Class A common stock and approximately 67.9 million shares of Class B common stock of WhiteWave to holders of record of Dean Foods common stock at the close of business on May 17, 2013, the record date. The dividend will be distributed on May 23, 2013. Upon completion of the spin-off, we will cease to own a controlling financial interest in WhiteWave and we will no longer consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own. Additionally, upon completion of the spin-off, WhiteWave’s results of operations will be presented as discontinued operations.

Beginning in the first quarter of 2013, we have combined the results of our core dairy operations (historically referred to as our Fresh Dairy Direct business) and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, Ongoing Dean Foods, as all of our corporate activities now directly support our ongoing core dairy operations. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave IPO and the announced spin-off, as well as the Morningstar sale. WhiteWave’s corporate costs, including the expense related to share-based compensation, are now reported entirely within its segment results. All segment results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

The Ongoing Dean Foods business is the largest processor and distributor of fluid milk and other dairy products in the United States, with products such as milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products sold under more than 50 familiar local and regional brands and a wide array of private labels. Dean Foods also produces and distributes Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk.

Our WhiteWave business is comprised of our majority ownership interest in The WhiteWave Foods Company and its subsidiaries. WhiteWave manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. WhiteWave’s widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while its popular European brands of plant-based foods and beverages include Alpro and Provamel.

Basis of Presentation — The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q have been prepared on the same basis as the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report on Form 10-K”), which we filed with the Securities and Exchange Commission on February 27, 2013. In our opinion, we have made all necessary adjustments (which include only normal recurring adjustments) in order to present fairly, in all material respects, our consolidated financial position, results of operations and cash flows as of the dates and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. Our results of operations for the period ended March 31, 2013 may not be indicative of our operating results for the full year. The unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report should be read in conjunction with the Consolidated Financial Statements contained in our 2012 Annual Report on Form 10-K.

Unless otherwise indicated, references in this report to “we,” “us” or “our” refer to Dean Foods Company and its subsidiaries, taken as a whole. On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. See Note 6. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. See Note 3.

Recently Issued Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (“FASB”) amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about items reclassified out of accumulated other comprehensive income, including changes in balances by component, significant items reclassified out of accumulated other comprehensive income and the income statement line items impacted by the reclassifications. We adopted this standard effective January 1, 2013. See Note 10. Other than the additional disclosure requirements, the adoption of this standard did not have a material impact on our unaudited Condensed Consolidated Financial Statements.

2. WhiteWave Spin-Off Transaction

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

WhiteWave contributed $282 million of the net proceeds from the WhiteWave IPO to WWF Opco, which used those proceeds, together with substantially all of the net proceeds of the initial borrowings described in Note 6, to repay then-outstanding obligations under intercompany notes owed to Dean Foods Company. Dean Foods Company subsequently utilized these proceeds to prepay a portion of the outstanding indebtedness under our senior secured credit facility. The remaining net proceeds of approximately $86 million were used to repay indebtedness under WhiteWave’s senior secured credit facilities, which is described below. See Note 6.

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

On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave and announced the approximate distribution ratios, record date and distribution date for the spin-off. On May 23, 2013, the distribution date, we will distribute to our stockholders an aggregate of approximately 47.7 million shares of WhiteWave Class A common stock and approximately 67.9 million shares of WhiteWave Class B common stock as a pro rata dividend on the outstanding shares of Dean Foods common stock they own as of 5:00 p.m. Eastern Standard Time on the record date of May 17, 2013. The actual distribution ratios for the WhiteWave Class A Common Stock and the WhiteWave Class B Common Stock will be determined based on the number of shares of Dean Foods common stock outstanding on the record date. Based on the number of shares of Dean Foods common stock currently outstanding as of March 31, 2013, we estimate that each share of Dean Foods common stock will receive approximately 0.256 shares of WhiteWave Class A common stock and approximately 0.364 shares of WhiteWave Class B common stock in the distribution.

Fractional shares of WhiteWave Class A common stock and WhiteWave Class B common stock will not be distributed to Dean Foods stockholders; instead, the fractional shares will be aggregated and sold in the open market, with the net proceeds distributed on a pro rata basis in the form of cash payments to Dean Foods stockholders who would otherwise hold WhiteWave fractional shares. The spin-off has been structured to qualify as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, the cash received in lieu of fractional shares will be taxable.

Additionally, on May 1, 2013, we announced that we have consented, as holder of a majority of the voting power of WhiteWave common stock, to the reduction in the voting rights of WhiteWave Class B common stock, effective upon the distribution. At such time, each share of WhiteWave Class B common stock will become entitled to ten votes with respect to the election and removal of directors and one vote with respect to all other matters submitted to a vote of WhiteWave’s stockholders. In anticipation of the distribution, we will, on the distribution date, provide notice to WhiteWave of the conversion of 82,086,000 shares of WhiteWave Class B common stock owned by us into 82,086,000 shares of WhiteWave Class A common stock, of which 47,686,000 shares of WhiteWave Class A common stock will be distributed by Dean Foods in the spin-off and 34,400,000 shares of WhiteWave Class A common stock will be retained by Dean Foods following the distribution. Dean Foods expects the conversion to be effective at the close of business on the distribution date.

We intend to retain ownership of approximately 19.9% of WhiteWave’s Class A common stock, or 34,400,000 shares, which we expect to dispose of within 18 months of the distribution in one or more tax-free transactions.

Any disposition other than the spin-off is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the maintenance of the private letter ruling from the IRS, and the existence of satisfactory market conditions. There can be no assurance as to when any disposition other than the spin-off will be completed, if at all. Upon completion of the spin-off, WhiteWave’s results of operations will be presented as discontinued operations.

3. Discontinued Operations

On December 2, 2012, we entered into an agreement to sell our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. The sale of our Morningstar division closed on January 3, 2013 and we received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. See Note 6. We recorded a gain of $871.3 million ($492.2 million, net of tax) on the sale of Morningstar, which excludes $22.9 million of transaction costs recognized in discontinued operations during the year ended December 31, 2012. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for the three months ended March 31, 2013 and 2012 and as of December 31, 2012.

The following is a summary of Morningstar’s assets and liabilities classified as discontinued operations as of December 31, 2012:

December 31, 2012
(In thousands)
Assets
Current assets	$154,211
Property, plant and equipment, net	176,582
Goodwill	306,095
Identifiable intangibles and other assets, net	36,101

Assets of discontinued operations	$672,989

Liabilities
Accounts payable and accrued expenses	$94,188
Debt	97
Other long-term liabilities	7,047

Liabilities of discontinued operations	$101,332

The following is a summary of Morningstar’s operating results and certain other directly attributable expenses, including interest expense, which are included in discontinued operations for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
	(In thousands)
Operations:
Net sales	$5,919	$343,642
Income before income taxes	609	18,135
Income tax	(232)	(6,711)

Net income	$377	$11,424

4. Inventories

Inventories, net of obsolescence reserves of $2.8 million and $3.6 million at March 31, 2013 and December 31, 2012, respectively, consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials and supplies	$176,140	$173,151
Finished goods	257,186	234,761

Total	$433,326	$407,912

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	Ongoing Dean Foods	WhiteWave	Total
	(In thousands)
Balance at December 31, 2012	$86,841	$765,586	$852,427
Foreign currency translation	—	(4,940)	(4,940)

Balance at March 31, 2013	$86,841	$760,646	$847,487

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands)
Intangible assets with indefinite lives:
Trademarks(1)	$571,311	$—	$571,311	$576,806	$—	$576,806
Intangible assets with finite lives:
Customer-related and other (2)	86,944	(41,865)	45,079	90,957	(41,258)	49,699
Trademarks	10,564	(6,265)	4,299	10,564	(5,999)	4,565

Total	$668,819	$(48,130)	$620,689	$678,327	$(47,257)	$631,070

(1)	In the first quarter of 2013, as a result declining volumes and projected future cash flows related to one of our Dean Foods indefinite-lived trademarks, we recorded an impairment charge of $2.9 million to reduce the carrying value of the trademark to its estimated fair value. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations. The remaining decrease in the carrying amount of indefinite-lived trademarks between December 31, 2012 and March 31, 2013 is the result of foreign currency translation adjustments in our WhiteWave segment.
(2)	During the first quarter of 2013, we wrote off a favorable lease asset in our Ongoing Dean Foods segment with a net book value of $3.5 million in connection with our exit of the facility to which the favorable lease relates. This charge was recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations.

Amortization expense on intangible assets for the three months ended March 31, 2013 and 2012 was $1.7 million and $1.6 million, respectively. Estimated aggregate intangible asset amortization expense for the next five years is as follows (in millions):

2013	$6.5
2014	5.9
2015	5.8
2016	5.4
2017	4.9

6. Debt

Our outstanding debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013			December 31, 2012
	Amount Outstanding	Interest Rate		Amount Outstanding	Interest Rate
	(In thousands, except percentages)
Dean Foods Company debt obligations:
Senior secured credit facility	$22,900	1.01	%*	$1,292,197	4.82	%*
Senior notes due 2016	499,222	7.00		499,167	7.00
Senior notes due 2018	400,000	9.75		400,000	9.75

	922,122			2,191,364

Subsidiary debt obligations:
WhiteWave senior secured credit facilities	744,050	2.04	*	780,550	2.20	*
Senior notes due 2017	131,346	6.90		130,879	6.90
Receivables-backed facility	—	—		—	—
Alpro revolving credit facility	—	—		—	—

	875,396			911,429

	1,797,518			3,102,793
Less current portion	(15,000)			(25,535)

Total long-term portion	$1,782,518			$3,077,258

*	Represents a weighted average rate, including applicable interest rate margins, for the Dean Foods senior secured revolving credit facility and WhiteWave’s senior secured credit facilities.

The scheduled maturities of long-term debt at March 31, 2013 were as follows (in thousands):

	Total	Dean Foods Debt*	WhiteWave Senior Secured Credit Facilities
2013	$11,250	$—	$11,250
2014	37,900	22,900	15,000
2015	21,250	—	21,250
2016	521,250	500,000	21,250
2017	579,800	142,000	437,800
Thereafter	637,500	400,000	237,500

Subtotal	1,808,950	1,064,900	744,050
Less discounts	(11,432)	(11,432)	—

Total outstanding debt	$1,797,518	$1,053,468	$744,050

*	Includes the Dean Foods senior secured revolving credit facility, the receivables-backed facility, the Dean Foods senior notes and the subsidiary senior notes.

Dean Foods Senior Secured Credit Facility — Our senior secured credit facility consisted of an original combination of a $1.5 billion five-year revolving credit facility, a $1.5 billion five-year term loan A and a $1.8 billion seven-year term loan B. In 2010, we amended and restated the agreement governing the senior secured credit facility, which included extension of the maturity dates for certain principal amounts, amendment of the maximum permitted leverage ratio and minimum interest coverage ratio and the addition of a senior secured leverage ratio (each as defined in our credit agreement), and the amendment of certain other terms.

In October 2012, we used the combined proceeds we received from the WhiteWave IPO and WhiteWave’s initial borrowings under its senior secured credit facilities described below to repay in full the then-outstanding $480 million aggregate principal amount of our 2014 Tranche A term loan and the then-outstanding $675 million aggregate principal amount of our outstanding 2014 Tranche B term loan. Additionally, as discussed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and received net proceeds of approximately $1.45 billion, a portion of which was used for the full repayment of $480 million in outstanding 2016 Tranche B term loan borrowings, $547 million in outstanding 2017 Tranche B term loan borrowings and $265 million in revolver borrowings outstanding as of December 31, 2012. As a result of these principal repayments, we wrote off $1.5 million in previously deferred financing costs related to Dean Foods’ senior secured credit facility during the three months ended March 31, 2013.

At March 31, 2013, there were outstanding borrowings of $22.9 million under the revolving credit facility. Our average daily balance under the revolving credit facility during the three months ended March 31, 2013 was $8.0 million. Letters of credit in the aggregate amount of $1.0 million were issued under the revolving credit facility but undrawn as of March 31, 2013.

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

Our credit agreement permits us to complete acquisitions that meet all of the following conditions without obtaining prior approval: (1) the acquired company is involved in the manufacture, processing and distribution of food or packaging products or any other line of business in which we were engaged as of April 2007; (2) the net cash purchase price for any single acquisition is not greater than $500 million and not greater than $100 million if our leverage ratio is greater than 4.50 times consolidated EBITDA (as defined in our credit agreement) on a pro-forma basis; (3) we acquire at least 51% of the acquired entity; (4) the transaction is approved by the board of directors or shareholders, as appropriate, of the target; and (5) after giving effect to such acquisition on a pro-forma basis, we would have been in compliance with all financial covenants. All other acquisitions must be approved in advance by the required lenders.

The senior secured credit facility contains limitations on liens, investments and the incurrence of additional indebtedness, prohibits certain dispositions of property and restricts certain payments, including dividends. There are no restrictions on these certain payments, including dividends, when our leverage ratio is below 4.50 times consolidated EBITDA on a pro-forma basis. The senior secured credit facility is secured by liens on substantially all of our domestic assets, including the assets of our domestic subsidiaries, but excluding all assets of WhiteWave and its subsidiaries, the capital stock of subsidiaries of the former Dean Foods Company (“Legacy Dean”) and the capital stock of WhiteWave and its subsidiaries, the real property owned by Legacy Dean and its subsidiaries, and accounts receivable associated with the receivables-backed facility. In connection with the WhiteWave IPO, WhiteWave and its subsidiaries have been released from their obligations as guarantors of Dean Foods’ senior secured credit facility and designated as unrestricted subsidiaries thereunder.

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

WhiteWave Senior Secured Credit Facilities — On October 12, 2012, in connection with the WhiteWave IPO discussed in Note 2, WhiteWave entered into senior secured credit facilities, consisting of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facility is available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

As of March 31, 2013, WhiteWave had total outstanding borrowings of $744 million under its senior secured credit facilities, which consisted of $496 million in term loan borrowings and $248 million drawn under its revolving credit facility.

The terms of WhiteWave’s senior secured credit facilities include the following:

•	maturity on October 31, 2017 for the term loan A-1 and revolving credit facility and October 31, 2019 for the $250 million term loan A-2 facility;

•

required annual amortization repayment in quarterly installments of the following amounts on the $250 million term loan A-1 facility: $12.5 million in 2013 and 2014, $18.75 million in 2015 and 2016, and $25.0 million in 2017, with the balance at maturity, and in the case of the $250 million term loan A-2 facility, $2.5 million in 2013 through 2019, with the balance at maturity;

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

Dean Foods Receivables-Backed Facility — We have a $550 million receivables securitization facility pursuant to which certain of our subsidiaries sell their accounts receivable to two wholly-owned entities intended to be bankruptcy-remote. The entities then transfer the receivables to third-party asset-backed commercial paper conduits sponsored by major financial institutions. The assets and liabilities of these two entities are fully reflected in our unaudited Condensed Consolidated Balance Sheets, and the securitization is treated as a borrowing for accounting purposes. The receivables-backed facility is available for the issuance of letters of credit of up to $300 million. In connection with the WhiteWave IPO described in Note 2, effective September 1, 2012, WWF Opco and its subsidiaries were no longer participants in the Dean Foods receivables securitization program. Additionally, our former Morningstar division and its subsidiaries ceased participation in the Dean Foods receivables securitization program effective November 1, 2012.

On March 8, 2013, we amended the agreement governing the receivables-backed facility. The terms of the agreement were modified to extend the liquidity termination date to March 6, 2015, to reduce the total commitment amount under the facility from $600 million to $550 million to reflect the sale of Morningstar and the WhiteWave IPO and announced spin-off, and to modify certain other terms. We incurred fees of $0.6 million in connection with the amendment, which were capitalized and will be amortized as a component of interest expense over the term of the receivables-backed facility.

Based on the monthly borrowing base formula, we had the ability to borrow up to $541.6 million of the total commitment amount under the receivables-backed facility as of March 31, 2013. The total amount of receivables sold to these entities as of March 31, 2013 was $735.7 million. During the first three months of 2013 we borrowed and subsequently repaid $220.0 million under the facility with no remaining drawn balances as of March 31, 2013, excluding letters of credit in the aggregate amount of $228.1 million that were issued under the facility but undrawn, resulting in remaining available borrowing capacity of $313.5 million at March 31, 2013. Our average daily balance under this facility during the three months ended March 31, 2013 was $4.9 million. The receivables-backed facility bears interest at a variable rate based upon commercial paper and one-month LIBOR rates plus an applicable margin.

Standby Letter of Credit — In February 2012, in connection with a litigation settlement agreement we entered into with the plaintiffs in the Tennessee dairy farmer actions, we issued a standby letter of credit in the amount of $80 million, representing the subsequent payments due under the terms of the settlement agreement. The total amount of the letter of credit will decrease proportionately as we make each of the four installment payments. We expect to make the first installment payment in June 2013.

We are currently in compliance with all covenants under our credit agreements, and we expect to maintain such compliance for the foreseeable future.

Dean Foods Company Senior Notes due 2018 — On December 16, 2010, we issued $400 million aggregate principal amount of 9.75% senior unsecured notes in a private placement to qualified institutional buyers and in offshore transactions, and on August 3, 2011, we exchanged $400 million of the senior notes for new notes that are registered under the Securities Act and do not have restrictions on transfer, rights to special interest or registration rights. These notes are our senior unsecured obligations and mature on December 15, 2018 with interest payable on June 15 and December 15 of each year. The indenture under which we issued the senior notes due 2018 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at March 31, 2013 was $400.0 million.

Dean Foods Company Senior Notes due 2016 — On May 17, 2006, we issued $500 million aggregate principal amount of 7.0% senior unsecured notes. The senior unsecured notes mature on June 1, 2016, and interest is payable on June 1 and December 1 of each year. The indenture under which we issued the senior notes due 2016 does not contain financial covenants but does contain covenants that, among other things, limit our ability to incur certain indebtedness, enter into sale-leaseback transactions and engage in mergers, consolidations and sales of all or substantially all of our assets. The carrying value of these notes at March 31, 2013 was $499.2 million.

Subsidiary Senior Notes due 2017 — Legacy Dean had certain senior notes outstanding at the time of its acquisition, of which one series ($142 million aggregate principal amount) remains outstanding with a maturity date of October 15, 2017. The carrying value of these notes at March 31, 2013 was $131.4 million at 6.90% interest. The indenture governing the Legacy Dean senior notes does not contain financial covenants but does contain certain restrictions, including a prohibition against Legacy Dean and its subsidiaries granting liens on certain of their real property interests and a prohibition against Legacy Dean granting liens on the stock of its subsidiaries. The Legacy Dean senior notes are not guaranteed by Dean Foods Company or Legacy Dean’s wholly-owned subsidiaries.

Alpro Revolving Credit Facility — White Wave’s Alpro operations have access to a multicurrency revolving credit facility with a borrowing capacity of €1 million (or its currency equivalent). The facility is unsecured and is guaranteed by various Alpro subsidiaries. Proceeds under the facility may be used for Alpro’s working capital and other general corporate purposes. The subsidiary revolving credit facility is available for the issuance of up to €1 million (or its currency equivalent) of letters of credit. On July 10, 2012, we renewed this facility under substantially similar terms. No principal payments are due under the subsidiary revolving credit facility until maturity on July 10, 2013. At March 31, 2013, there were no outstanding borrowings under this facility.

Interest Rate Agreements — See Note 7 for information related to interest rate swap arrangements associated with White Wave’s debt.

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

Upon completion of the WhiteWave IPO discussed in Note 2, WhiteWave and its wholly-owned domestic subsidiaries were released from their obligations as guarantors for the 2016 and 2018 senior notes. Accordingly, we have recast the financial information included in the tables below for all periods presented to include WhiteWave’s wholly-owned domestic subsidiaries within the non-guarantor column, as WhiteWave and its wholly-owned domestic subsidiaries are no longer guarantors of the 2016 or 2018 senior notes. Additionally, effective upon completion of the Morningstar sale on January 3, 2013, Morningstar and its subsidiaries were no longer parties to the guarantees. Therefore, the activity and balances allocated to discontinued operations related to the Morningstar divestiture have been recast in the table below for all periods presented to include Morningstar and its subsidiaries in the non-guarantor column as Morningstar and its subsidiaries are no longer guarantors of the 2016 or 2018 senior notes.

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,408	$6,689	$66,313	$—	$76,410
Receivables, net	1,584	90,444	874,852	—	966,880
Inventories	—	287,456	145,870	—	433,326
Intercompany receivables	—	5,608,154	7,723	(5,615,877)	—
Other current assets	86	89,532	41,536	—	131,154

Total current assets	5,078	6,082,275	1,136,294	(5,615,877)	1,607,770
Property, plant and equipment, net	44	1,194,450	618,414	—	1,812,908
Goodwill	—	86,839	760,648	—	847,487
Identifiable intangible and other assets, net	104,019	274,840	366,110	—	744,969
Investment in subsidiaries	7,280,651	71,308	—	(7,351,959)	—

Total	$7,389,792	$7,709,712	$2,881,466	$(12,967,836)	$5,013,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$79,621	$716,507	$266,695	$—	$1,062,823
Income taxes payable	436,351	(166)	5,775	—	441,960
Intercompany payables	4,920,073	—	695,804	(5,615,877)	—
Current portion of debt	—	—	15,000	—	15,000
Current portion of litigation settlements	20,000	—	—	—	20,000

Total current liabilities	5,456,045	716,341	983,274	(5,615,877)	1,539,783
Long-term debt	922,122	131,346	729,050	—	1,782,518
Other long-term liabilities	105,001	279,621	282,145	—	666,767
Long-term litigation settlements	54,230	—	—	—	54,230
Dean Foods Company stockholders’ equity (deficit)	852,394	6,582,404	769,555	(7,351,959)	852,394
Non-controlling interest	—	—	117,442	—	117,442

Total stockholders’ equity (deficit)	852,394	6,582,404	886,997	(7,351,959)	969,836

Total	$7,389,792	$7,709,712	$2,881,466	$(12,967,836)	$5,013,134

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,242	$—	$63,733	$—	$78,975
Receivables, net	972	40,080	840,358	—	881,410
Inventories	—	261,265	146,647	—	407,912
Intercompany receivables	—	4,327,839	—	(4,327,839)	—
Other current assets	6,464	112,021	43,007	—	161,492
Assets of discontinued operations	—	—	672,989	—	672,989

Total current assets	22,678	4,741,205	1,766,734	(4,327,839)	2,202,778
Property, plant and equipment, net	4	1,244,616	628,659	—	1,873,279
Goodwill	—	86,839	765,588	—	852,427
Identifiable intangible and other assets, net	101,950	280,043	376,614	—	758,607
Investment in subsidiaries	6,325,265	74,054	—	(6,399,319)	—

Total	$6,449,897	$6,426,757	$3,537,595	$(10,727,158)	$5,687,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$133,689	$769,644	$290,793	$—	$1,194,126
Intercompany payables	3,582,794	—	745,045	(4,327,839)	—
Current portion of debt	10,535	1	14,999	—	25,535
Current portion of litigation settlements	20,000	—	—	—	20,000
Liabilities of discontinued operations	—	—	101,332	—	101,332

Total current liabilities	3,747,018	769,645	1,152,169	(4,327,839)	1,340,993
Long-term debt	2,180,829	130,879	765,550	—	3,077,258
Other long-term liabilities	111,151	352,784	291,565	—	755,500
Long-term litigation settlements	53,712	—	—	—	53,712
Dean Foods Company stockholders’ equity (deficit)	357,187	5,173,449	1,225,870	(6,399,319)	357,187
Non-controlling interest	—	—	102,441	—	102,441

Total stockholders’ equity (deficit)	357,187	5,173,449	1,328,311	(6,399,319)	459,628

Total	$6,449,897	$6,426,757	$3,537,595	$(10,727,158)	$5,687,091

	Unaudited Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,289,172	$589,604	$—	$2,878,776
Cost of sales	—	1,794,893	370,107	—	2,165,000

Gross profit	—	494,279	219,497	—	713,776
Selling and distribution	—	339,734	126,201	—	465,935
General and administrative	(3)	84,820	50,377	—	135,194
Amortization of intangibles	—	950	722	—	1,672
Facility closing and reorganization costs	—	5,610	—	—	5,610
Impairment of long-lived assets	—	30,501	3,414	—	33,915
Interest expense	55,692	2,885	5,796	—	64,373
Other (income) expense, net	—	362	(417)	—	(55)

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(55,689)	29,417	33,404	—	7,132
Income tax expense (benefit)	(20,414)	12,092	11,919	—	3,597

Income (loss) before equity in earnings (loss) of subsidiaries	(35,275)	17,325	21,485	—	3,535
Equity in earnings (loss) of consolidated subsidiaries	527,880	(2,545)	—	(525,335)	—

Income (loss) from continuing operations	492,605	14,780	21,485	(525,335)	3,535
Income from discontinued operations, net of tax	—	—	377	—	377
Gain on sale of discontinued operations, net of tax	—	491,885	—	—	491,885

Net income (loss)	492,605	506,665	21,862	(525,335)	495,797
Net income attributable to non-controlling interest	—	—	(3,192)	—	(3,192)

Net income (loss) attributable to Dean Foods Company	492,605	506,665	18,670	(525,335)	492,605
Other comprehensive income (loss), net of tax, attributable to Dean Foods Company	22,055	141	(11,889)	—	10,307

Comprehensive income (loss) attributable to Dean Foods Company	$514,660	$506,806	$6,781	$(525,335)	$502,912

	Unaudited Condensed Consolidating Statement of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	(In thousands)
Net sales	$—	$2,345,014	$525,438	$—	$2,870,452
Cost of sales	—	1,814,696	332,189	—	2,146,885

Gross profit	—	530,318	193,249	—	723,567
Selling and distribution	—	363,637	119,202	—	482,839
General and administrative	2,879	94,891	26,330	—	124,100
Amortization of intangibles	—	939	615	—	1,554
Facility closing and reorganization costs	—	25,435	—	—	25,435
Interest expense	41,272	3,178	1,065	—	45,515
Other (income) expense, net	(2,900)	(12,344)	15,798	—	554

Income (loss) from continuing operations before income taxes and equity in earnings (loss) of subsidiaries	(41,251)	54,582	30,239	—	43,570
Income tax expense (benefit)	(15,686)	22,714	10,083	—	17,111

Income (loss) before equity in earnings (loss) of subsidiaries	(25,565)	31,868	20,156	—	26,459
Equity in earnings (loss) of consolidated subsidiaries	63,448	(840)	—	(62,608)	—

Income (loss) from continuing operations	37,883	31,028	20,156	(62,608)	26,459
Income from discontinued operations, net of tax	—	—	11,424	—	11,424

Net income (loss) attributable to Dean Foods Company	37,883	31,028	31,580	(62,608)	37,883
Other comprehensive income, net of tax, attributable to Dean Foods Company	6,464	132	13,152	—	19,748

Comprehensive income (loss) attributable to Dean Foods Company	$44,347	$31,160	$44,732	$(62,608)	$57,631

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash used in operating activities — continuing operations	$(12,739)	$(91,038)	$(5,702)	$(109,479)
Net cash provided by operating activities — discontinued operations	—	—	9,207	9,207

Net cash provided by (used in) operating activities	(12,739)	(91,038)	3,505	(100,272)
Cash flows from investing activities:
Payments for property, plant and equipment	(40)	(15,761)	(20,732)	(36,533)
Proceeds from sale of fixed assets	—	(128)	1,777	1,649

Net cash used in investing activities — continuing operations	(40)	(15,889)	(18,955)	(34,884)
Net cash provided by investing activities — discontinued operations	1,441,323	—	—	1,441,323

Net cash provided by (used in) investing activities	1,441,283	(15,889)	(18,955)	1,406,439
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(1,027,197)	—	—	(1,027,197)
Proceeds from senior secured revolver	154,250	—	—	154,250
Payments for senior secured revolver	(396,350)	—	—	(396,350)
Proceeds from receivables-backed facility	—	—	220,000	220,000
Payments for receivables-backed facility	—	—	(220,000)	(220,000)
Proceeds from subsidiary senior secured credit facilities	—	—	169,550	169,550
Payments for subsidiary senior secured credit facilities	—	—	(206,050)	(206,050)
Payment of financing costs	(575)	—	—	(575)
Issuance of common stock, net of share repurchases for withholding taxes	(753)	—	—	(753)
Tax savings on share-based compensation	232	—	—	232
Net change in intercompany balances	(169,985)	113,616	56,369	—

Net cash provided by (used in) financing activities	(1,440,378)	113,616	19,869	(1,306,893)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,839)	(1,839)

Increase (decrease) in cash and cash equivalents	(11,834)	6,689	2,580	(2,565)
Cash and cash equivalents, beginning of period	15,242	—	63,733	78,975

Cash and cash equivalents, end of period	$3,408	$6,689	$66,313	$76,410

	Unaudited Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2012
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities — continuing operations	$(48,427)	$(40,546)	$102,809	13,836
Net cash used in operating activities — discontinued operations	—	—	(9,864)	(9,864)

Net cash provided by (used in) operating activities	(48,427)	(40,546)	92,945	3,972
Cash flows from investing activities:
Payments for property, plant and equipment	—	(19,484)	(20,301)	(39,785)
Proceeds from insurance and other recoveries	—	2,996	—	2,996
Proceeds from sale of fixed assets	—	1,330	224	1,554
Other, net	—	(275)	(515)	(790)

Net cash used in investing activities — continuing operations	—	(15,433)	(20,592)	(36,025)
Net cash used in investing activities — discontinued operations	—	—	(4,732)	(4,732)

Net cash used in investing activities	—	(15,433)	(25,324)	(40,757)
Cash flows from financing activities:
Repayment of Dean Foods Company senior secured term loan debt	(13,335)	21,588	(21,604)	(13,351)
Proceeds from senior secured revolver	633,100	—	—	633,100
Payments for senior secured revolver	(587,600)	—	—	(587,600)
Proceeds from receivables-backed facility	—	—	797,567	797,567
Payments for receivables-backed facility	—	—	(781,613)	(781,613)
Issuance of common stock, net of share repurchases for withholding taxes	(2,255)	—	—	(2,255)
Tax savings on share-based compensation	286	—	—	286
Net change in intercompany balances	37,201	34,466	(71,667)	—

Net cash provided by (used in) financing activities — continuing operations	67,397	56,054	(77,317)	46,134
Net cash provided by financing activities — discontinued operations	—	—	3,501	3,501

Net cash provided by (used in) financing activities	67,397	56,054	(73,816)	49,635
Effect of exchange rate changes on cash and cash equivalents	—	—	3,358	3,358

Increase (decrease) in cash and cash equivalents	18,970	75	(2,837)	16,208
Cash and cash equivalents, beginning of period	3,061	6,709	105,880	115,650

Cash and cash equivalents, end of period	$22,031	$6,784	$103,043	$131,858

7. Derivative Financial Instruments and Fair Value Measurements

Derivative Financial Instruments

Interest Rates — We have historically entered into interest rate swap agreements that were designated as cash flow hedges against variable interest rate exposure on a portion of our debt, with the objective of minimizing the impact of interest rate fluctuations and stabilizing cash flows. These swap agreements provided hedges for interest on our senior secured credit facility by fixing the LIBOR component of interest rates specified in the Dean Foods senior secured credit facility at the interest rates specified in the interest rate swap agreements until the indicated expiration dates of these interest rate swap agreements.

As disclosed in Note 3, on January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds to repay in full our outstanding 2016 and 2017 Tranche B term loan borrowings. As a result of these repayments, we determined that we no longer had sufficient levels of variable rate debt to support the $1 billion aggregate notional amount of interest rate hedges maturing in 2013 and 2016 that were outstanding as of December 31, 2012. Accordingly, on January 4, 2013, we terminated these interest rate swaps, and upon termination, we paid the counterparties $28.0 million based on the fair value of the swaps on that date. As we have determined that the forecasted transactions hedged by these swaps are no longer probable, we reclassified total losses of $28.1 million ($17.3 million, net of tax) previously recorded in accumulated other comprehensive income to interest expense during the three months ended March 31, 2013.

In connection with the WhiteWave IPO discussed in Note 2, on October 31, 2012, we novated certain of our then-outstanding interest rate swaps with a notional value of $650 million and a maturity date of March 31, 2017 (the “2017 swaps”) to WhiteWave. WhiteWave is now the sole counterparty to the financial institutions under these swap agreements and will be directly responsible for any required future settlements, and the sole beneficiary of any future receipts of funds, pursuant to the terms of the 2017 swaps.

The following table summarizes WhiteWave’s interest rate agreements in effect as of March 31, 2013:

Fixed Interest Rates	Expiration Date	Notional Amounts
		(In millions)
2.75% to 3.19%	March 31, 2017	$650

WhiteWave is exposed to market risk under these arrangements due to the possibility of interest rates on its senior secured credit facilities rising above the fixed rates in the interest rate swap agreements. Credit risk under these arrangements is believed to be remote as the counterparties to WhiteWave’s interest rate swap agreements are major financial institutions; however, if any of the counterparties to WhiteWave’s hedging arrangements become unable to fulfill their obligation, WhiteWave may lose the financial benefits of these arrangements.

As of the novation date, the 2017 swaps were de-designated and subsequent changes in fair value are reflected in our unaudited Condensed Consolidated Statements of Operations, with a non-controlling interest adjustment for the 13.3% economic interest in WhiteWave that we do not own. As described in Note 2, unless and until a spin-off or other disposition transaction occurs after which we cease to own a controlling financial interest in WhiteWave, we will continue to consolidate WhiteWave for financial reporting purposes. Additionally, we have determined that the underlying hedged forecasted transactions related to the 2017 swaps remains probable; therefore, amounts recorded in accumulated other comprehensive income associated with the 2017 swaps will continue to be reclassified into the income statement as the underlying hedged forecasted transaction affects earnings. However, the completion of the anticipated spin-off transaction will result in a determination that the underlying forecasted transaction is no longer probable, which will subsequently trigger the recognition of a significant amount of accumulated other comprehensive income in earnings, as a component of interest expense. As of March 31, 2013, total losses of approximately $63.4 million (approximately $38.9 million, net of tax) were recorded in accumulated other comprehensive income related to the 2017 swaps.

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

In addition to entering into forward purchase contracts, from time to time we may purchase over-the-counter contracts from our qualified banking partners or enter into exchange-traded commodity futures contracts for raw materials that are ingredients of our products or components of such ingredients. Certain of the contracts offset the risk of increases in our commodity costs and are designated as cash flow hedges when appropriate. There was no material hedge ineffectiveness related to our commodities contracts designated as hedging instruments during the three months ended March 31, 2013 and 2012. Other contracts may be executed related to certain customer pricing arrangements. We have not designated such contracts as hedging instruments; therefore, the contracts are marked to market at each reporting period, and a derivative asset or liability is recorded on our balance sheet. A summary of our open commodities contracts recorded at fair value in our unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012 is included in the table below.

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

As of March 31, 2013 and December 31, 2012, our derivatives recorded at fair value in our unaudited Condensed Consolidated Balance Sheets consisted of the following:

	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(In thousands)
Derivatives Designated as Hedging Instruments
Interest rate swap contracts — current(1)	$—	$—	$—	$17,716
Interest rate swap contracts — noncurrent(2)	—	—	—	10,432
Commodities contracts — current(1)	1,404	776	118	1,143
Foreign currency contracts — current(1)	—	—	126	489
Derivatives not Designated as Hedging Instruments
Interest rate swap contracts — current (1)	—	—	18,288	18,262
Interest rate swap contracts — noncurrent (2)	—	—	44,118	48,669
Commodities contracts — current(1)	431	964	389	742

Total derivatives	$1,835	$1,740	$63,039	$97,453

(1)	Derivative assets and liabilities that have settlement dates equal to or less than 12 months from the respective balance sheet date are included in other current assets and accounts payable and accrued expenses, respectively, in our unaudited Condensed Consolidated Balance Sheets.
(2)	Derivative assets and liabilities that have settlement dates greater than 12 months from the respective balance sheet date are included in identifiable intangible and other assets, net and other long-term liabilities, respectively, in our unaudited Condensed Consolidated Balance Sheets.

Gains and losses on derivatives designated as cash flow hedges reclassified from accumulated other comprehensive income into income for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31, 2013	Three months ended March 31, 2012
	(In thousands)
Losses on interest rate swap contracts(1)	$31,408	$13,996
Losses on commodities contracts(2)	321	1,136
(Gains)/Losses on foreign currency contracts(3)	(78)	17

(1)	Recorded in interest expense in our unaudited Condensed Consolidated Statements of Operations.
(2)	Recorded in distribution expense or cost of sales, depending on commodity type, in our unaudited Condensed Consolidated Statements of Operations.
(3)	Recorded in cost of sales in our unaudited Condensed Consolidated Statements of Operations.

Based on current commodity prices and exchange rates, we estimate that $1.3 million of hedging activity related to our commodities contracts and $0.1 million of hedging activity related to our foreign currency contracts will be reclassified from accumulated other comprehensive income into income within the next 12 months. We expect the spin-off of White Wave to trigger the reclassification of significant additional amounts of accumulated other comprehensive income in earnings during the second quarter of 2013.

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

•	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 is as follows (in thousands):

	Fair Value as of March 31, 2013	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$62,406	$—	$62,406	$—
Asset — Commodities contracts	1,835	—	1,835	—
Liability — Commodities contracts	507	—	507	—
Liability — Foreign currency contracts	126	—	126	—

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 is as follows (in thousands):

	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Liability — Interest rate swap contracts	$95,079	$—	$95,079	$—
Asset — Commodities contracts	1,740	—	1,740	—
Liability — Commodities contracts	1,885	—	1,885	—
Asset – Foreign currency contracts	489	—	489	—

The fair value of the interest rate swaps is determined based on the notional amounts of the swaps and the forward LIBOR curve relative to the fixed interest rates under the swap agreements. The fair value of our commodities contracts is based on the quantities and fixed prices under the agreements and quoted forward commodity prices. The fair value of our foreign currency contracts is based on the notional amounts and rates under the contracts and observable market forward exchange rates. We classify these instruments in Level 2 because quoted market prices can be corroborated utilizing observable benchmark market rates at commonly quoted intervals, observable current and forward commodity market prices on active exchanges, and observable market transactions of spot currency rates and forward currency prices. We have not changed our valuation techniques from prior periods.

Due to their near-term maturities, the carrying amounts of accounts receivable and accounts payable are considered equivalent to fair value. In addition, because the interest rates on our senior secured credit facility, White Wave’s senior secured credit facilities, and certain other debt are variable, their fair values approximate their carrying values.

The fair values of our Dean Foods Company senior notes and subsidiary senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these fair values to be Level 2 measurements as all significant inputs into the quotes provided by our pricing source are observable in active markets. The following table presents the carrying values and fair values of our senior and subsidiary senior notes at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Subsidiary senior notes due 2017	$131,346	$153,005	$130,879	$155,135
Dean Foods Company senior notes due 2016	499,222	554,375	499,167	551,875
Dean Foods Company senior notes due 2018	400,000	463,000	400,000	459,000

Additionally, we maintain a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified deferred compensation arrangement for our executive officers and other employees earning compensation in excess of the maximum compensation that can be taken into account with respect to our 401(k) plan. The SERP is designed to provide these employees with retirement benefits from us that are equivalent, as a percentage of total compensation, to the benefits provided to other employees. The assets related to this plan are primarily invested in money market and mutual funds and are held at fair value. We classify these assets as Level 2 as fair value can be corroborated based on quoted market prices for identical or similar instruments in markets that are not active. The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of March 31, 2013 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,760	$—	$2,760	$—
Mutual funds	3,372	—	3,372	—

The following table presents a summary of the SERP assets measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Total	Level 1	Level 2	Level 3
Money market	$2,941	$—	$2,941	$—
Mutual funds	3,337	—	3,337	—

8. Common Stock and Share-Based Compensation

Stock Options — The following table summarizes stock option activity during the first three months of 2013:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2013	15,136,937	$19.64
Granted	—	—
Forfeited and canceled(1)	(139,719)	19.03
Exercised	(639,976)	13.11

Options outstanding at March 31, 2013	14,357,242	19.96	4.77	$26,475,047

Options exercisable at March 31, 2013	12,561,562	21.15	4.07	14,715,886

(1)	Pursuant to the terms of our stock option plans, options that are forfeited or canceled may be available for future grants.

We recognize share-based compensation expense for stock options ratably over the vesting period. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following weighted average assumptions were used to estimate the fair value of grants issued during these periods:

	Three Months Ended March 31
	2013 (1)	2012
Expected volatility	—	44%
Expected dividend yield	—	0%
Expected option term	—	5 years
Risk-free rate of return	—	0.88% to 0.89%

(1)	We do not plan to grant any Dean Foods stock options during 2013.

Restricted Stock Units — The following table summarizes restricted stock unit (“RSU”) activity during the first three months of 2013:

	Employees	Directors	Total
Stock units outstanding at January 1, 2013	1,722,569	114,339	1,836,908
Stock units issued	314,715	67,450	382,165
Shares issued upon vesting of stock units	(526,551)	(38,319)	(564,870)
Stock units canceled or forfeited(1)	(316,838)	—	(316,838)

Stock units outstanding at March 31, 2013	1,193,895	143,470	1,337,365

Weighted average grant date fair value	$13.39	$10.65	$13.28

(1)	Pursuant to the terms of our stock unit plans, employees have the option of forfeiting stock units to cover their minimum statutory tax withholding when shares are issued. Stock units that are canceled or forfeited become available for future grants.

Cash Performance Units — We grant awards of cash performance units (“CPUs”) as part of our long-term incentive compensation program under the terms of our 2007 Stock Incentive Plan (the “2007 Plan”). The CPU awards are cash-settled awards and are designed to link compensation of certain executive officers and other key employees to our performance over a three-year period. The performance metric for the 2011 and 2012 CPUs, as defined in the award agreements, is the performance of our stock price relative to that of a peer group of companies. For CPU awards granted in 2013, the Compensation Committee changed the performance metric to bank earnings before interest, taxes, depreciation, and amortization (“Bank EBITDA”). Bank EBITDA is defined as adjusted operating income plus depreciation and amortization plus all non-cash expenses.

The range of payout under the CPU awards is between 0% and 200% and is payable in cash at the end of each respective performance period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in other long-term liabilities in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes CPU activity with respect to the 2011 and 2012 CPU awards during the first three months of 2013:

Units
Outstanding at January 1, 2013	3,431,250
Granted (1)	—
Converted/paid (2)	(2,481,250)
Forfeited	—

Outstanding at March 31, 2013 (3)	950,000

(1)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly they have been excluded from the table above.
(2)	In connection with the WhiteWave IPO, the 2011 and 2012 CPU awards were valued for WhiteWave executives based on performance as of December 31, 2012 instead of at the end of the originally scheduled 36-month performance periods. We paid out the cash value of the vested portions of these awards during the three months ended March 31, 2013.
(3)	In April 2013, the vested portions of the remaining 2011 and 2012 CPUs that were outstanding as of March 31, 2013 were paid out in connection with the departure of the individuals to whom these awards were granted.

Phantom Shares — We grant phantom shares as part of our long-term incentive compensation program, which are similar to RSUs in that they are based on the price of our stock and vest ratably over a three-year period, but are cash-settled based upon the value of our stock at each vesting period. The fair value of the awards is remeasured at each reporting period. Compensation expense is recognized over the vesting period with a corresponding liability, which is recorded in accounts payable and accrued expenses in our unaudited Condensed Consolidated Balance Sheets. The following table summarizes the phantom share activity during the first three months of 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,292,913	$11.39
Granted	554,077	16.35
Converted/paid	(510,097)	11.19
Forfeited	(15,994)	11.59

Outstanding at March 31, 2013	1,320,899	11.53

Share-Based Compensation Expense — The following table summarizes the share-based compensation expense recognized during the three months ended March 31, 2013 and 2012 and includes amounts related to Whitewave’s equity-based grants described more fully in the section below:

	Three Months Ended March 31
	2013		2012
	(In thousands)
Stock Options	$3,767		$(1,032)
Stock Units	4,585		2,317
Cash Performance Units	—	(1)	440
Phantom Shares	3,312		924

Total	$11,664		$2,649

(1)	As described above, the performance metric for the CPU awards granted in 2013 is Bank EBITDA. As the underlying value of these awards is not derived from or linked to our stock price, these awards are not share-based in nature and accordingly the expense related to such awards during the three months ended March 31, 2013 has been excluded from the table above.

Grants of WhiteWave Equity-Based Awards — In connection with the WhiteWave IPO discussed in Note 2, on October 25, 2012, WhiteWave issued one-time equity awards (the “IPO Grants”) with an aggregate grant date fair value of approximately $30 million in order to, among other things, provide executives and employees with an immediate equity interest in WhiteWave and align their interests with those of WhiteWave’s stockholders. The IPO Grants consisted of a combination of stock options, RSUs, phantom shares, cash awards and stock appreciation rights (“SARS”). Additionally, during the first three months of 2013, in connection with WhiteWave’s annual long-term incentive compensation cycle, WhiteWave granted a combination of stock options, RSUs and phantom shares with an aggregate grant date fair value of approximately $14 million. The grant date fair value of WhiteWave’s RSUs and phantom shares was based on WhiteWave’s closing stock price on the date of grant. The grant date fair value of WhiteWave’s stock options was based on WhiteWave’s stock price as of the grant dates and a set of Black-Scholes assumptions specific to WhiteWave, which were as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Expected volatility	28%	28%
Expected dividend yield	0%	0%
Expected option term	6 years	6 years
Risk-free rate of return	1.13%	1.05%

Compensation expense related to these grants will be recognized over the requisite service period. WhiteWave recognized $6.2 million in share-based compensation expense related to its equity classified plans during the three months ended March 31, 2013.

We expect that certain of our outstanding Dean Foods stock options and unvested restricted stock units held by WhiteWave employees on the date of the spin-off will be converted to equivalent options or restricted stock units, as applicable, with respect to WhiteWave’s common stock. These modified awards will otherwise have substantially the same terms and conditions, including term and vesting provisions, as the existing Dean Foods Company equity awards will have at the time of conversion. Additionally, in connection with the spin-off, we expect to proportionately adjust the number and exercise prices of certain options, RSUs and phantom shares granted to Dean Foods employees that were outstanding at the time of the spin-off to maintain the aggregate intrinsic value of such awards at the date of the spin-off, pursuant to the terms of these awards.

9. Earnings Per Share

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

	Three Months Ended March 31
	2013	2012
	(In thousands, except share data)
Basic EPS computation:
Numerator:
Income from continuing operations	$3,535	$26,459
Net income attributable to non-controlling interest	(3,192)	—

Income from continuing operations attributable to Dean Foods Company	$343	$26,459
Denominator:
Average common shares	186,021,192	184,104,804
Basic EPS from continuing operations attributable to Dean Foods Company	$—	$0.15
Diluted EPS computation:
Numerator:
Income from continuing operations	$3,535	$26,459
Net income attributable to non-controlling interest	(3,192)	—

Income from continuing operations attributable to Dean Foods Company	$343	$26,459
Denominator:
Average common shares — basic	186,021,192	184,104,804
Stock option conversion(1)	827,156	42,301
Stock units(2)	661,065	800,576

Average common shares — diluted	187,509,413	184,947,681

Diluted EPS from continuing operations attributable to Dean Foods Company	$—	$0.14

(1) Anti-dilutive options excluded	10,692,708	18,571,275
(2) Anti-dilutive stock units excluded	23,118	421,509

10. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) by component, net of tax, during the three months ended March 31, 2013 were as follows:

	Gains/Losses on Cash Flow Hedges	Pension and Other Postretirement Benefits Items	Foreign Currency Items	Total	Non-controlling Interest
Balance, December 31, 2012	$(58,452)	$(105,845)	$(22,287)	$(186,584)	$(3,683)
Other comprehensive income (loss) before reclassifications	972	4,913	(12,986)	(7,101)	(2,046)
Amounts reclassified from accumulated other comprehensive income	19,477	(2,069)	0	17,408	(3)

Net current-period other comprehensive income (loss)	20,449	2,844	(12,986)	10,307	(2,049)

Balance, March 31, 2013	$(38,003)	$(103,001)	$(35,273)	$(176,277)	$(5,732)

As discussed in Note 7, on January 4, 2013, we terminated $1 billion aggregate notional amount of interest rate swaps with maturity dates in 2013 and 2016. As a result of these terminations, we reclassified total losses of $28.1 million ($17.3 million net of tax) previously recorded in accumulated other comprehensive income to the interest expense line item in our unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2013.

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

Defined Benefit Plans — The benefits under our defined benefit plans are based on years of service and employee compensation.

	Three Months Ended March 31
	2013	2012
	(In thousands)
Components of net periodic pension cost:
Service cost	$1,284	$1,126
Interest cost	3,260	3,631
Expected return on plan assets	(4,682)	(4,402)
Amortizations:
Unrecognized transition obligation	—	28
Prior service cost	202	194
Unrecognized net loss	3,099	2,918

Net periodic benefit cost	$3,163	$3,495

Postretirement Benefits — Certain of our subsidiaries provide health care benefits to certain retirees who are covered under specific group contracts.

	Three Months Ended March 31
	2013	2012
	(In thousands)
Components of net periodic benefit cost:
Service cost	$204	$147
Interest cost	306	337
Amortizations:
Prior service cost/(credit)	6	6
Unrecognized net loss	75	32

Net periodic benefit cost	$591	$522

12. Asset Impairment Charges and Facility Closing and Reorganization Costs

Asset Impairment Charges

We evaluate our long-lived assets for impairment when circumstances indicate that the carrying value may not be recoverable. Indicators of impairment could include, among other factors, significant changes in the business environment or the planned closure of a facility. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. As a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating the production network for our core dairy operations, during the first quarter of 2013, we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability.

Testing the assets for recoverability involved developing estimates of future cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the assets. The inputs for the fair value calculations were based on assessment of an individual asset’s alternative use within other production facilities, evaluation of recent market data and historical liquidation sales values for similar assets. As the inputs into these calculations are largely based on management’s judgments and are not generally observable in active markets, we consider such measurements to be Level 3 measurements in the fair value hierarchy. See Note 7.

The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million, which we recorded during the three months ended March 31, 2013. Additionally, as discussed in Note 5, we recorded impairments related to certain intangible assets of approximately $6.4 million during the three months ended March 31, 2013. All of these charges were recorded in the impairment of long-lived assets line item in our unaudited Condensed Consolidated Statements of Operations. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

Facility Closing and Reorganization Costs

Approved plans within our multi-year initiatives and related charges are summarized as follows:

	Three Months Ended March 31
	2013	2012
	(In thousands)
Closure of facilities(1)	$1,002	$817
Organization Optimization Initiative (2)	5	(674)
Functional Realignment(3)	103	25,336
Field and Functional Reorganization (4)	4,500	—
Other	—	(44)

Total	$5,610	$25,435

(1)	These charges in 2013 and 2012 primarily relate to facility closures in Buena Park, California; Shreveport, Louisiana; Bangor, Maine; and Newport, Kentucky, as well as other approved closures. We have incurred $31.4 million of charges related to these initiatives to date. We expect to incur additional charges related to these facility closures of $0.9 million, related to shutdown and other costs. As we continue the evaluation of our supply chain and distribution network, as well as our accelerated cost reduction efforts, it is likely that we will close additional facilities in the future.
(2)	In the first quarter of 2011 we initiated a significant cost reduction program that was incremental to our other ongoing cost-savings initiatives. This initiative was focused on permanently removing costs out of our business through organizational and corporate departmental redesigns, driven by process simplification and standardization, centralization of activities and reorganization to drive growth in our core customers and categories. As part of this program, we eliminated approximately 300 corporate and field positions during 2011. We incurred $24.0 million of charges related to this initiative, and we do not expect to incur any additional charges under this program.
(3)

During the first quarter of 2012, our management team reassessed our company-wide strategy, resulting in a shift in focus to deploying our capital and strategically investing in the value-added segments of our business. With this new strategy, our goal was to invest our strategic capital primarily in those initiatives that yield higher returns over shorter time frames. In connection with this change, our management team approved a cost reduction plan that was incremental to any other prior cost savings initiative. This initiative was focused on aligning key functions within our Ongoing Dean Foods operations (formerly referred to as our Fresh Dairy Direct operations) under a single leadership team and permanently removing costs from the organization and certain functions that supported this segment of our business. During the first half of 2012, we eliminated approximately 120 positions at our corporate headquarters that directly supported the former Fresh Dairy Direct business. Charges recorded during 2013 and 2012 are related to workforce reduction costs, the write-down of certain information technology assets and leasehold improvements, lease termination costs and costs associated with exiting other commitments deemed not necessary to execute our new strategy. We have incurred total charges of approximately $32.3 million under this initiative to date and we do not expect to incur any material future charges related to this plan.
(4)	During the fourth quarter of 2012, our executive management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure will enable faster decision-making and create enhanced opportunities to build our ongoing Dean Foods dairy business. We have incurred total charges of $10.5 million under this plan to date, all of which are associated with headcount reductions. We do not currently expect to incur any material charges going forward related to this initiative.

Activity with respect to facility closing and reorganization costs during the three months ended March 31, 2013 is summarized below and includes items expensed as incurred:

	Accrued Charges at December 31, 2012	Charges	Payments	Accrued Charges at March 31, 2013
	(In thousands)
Cash charges:
Workforce reduction costs	$11,579	$4,134	$(1,473)	$14,240
Shutdown costs	0	386	(371)	15
Lease obligations after shutdown	1,986	(141)	(504)	1,341
Other	227	73	(299)	1

Subtotal	$13,792	4,452	$(2,647)	$15,597

Noncash charges:
Write-down of assets (1)		1,037
Other		121

Total charges		$5,610

(1)	The write-down of assets relates primarily to owned buildings, land and equipment of those facilities identified for closure. The assets were tested for recoverability at the time the decision to close the facilities was more likely than not to occur. Our methodology for testing the recoverability of the assets is consistent with the methodology described in the “Asset Impairment Charges” section above.

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

Lease and Purchase Obligations — We lease certain property, plant and equipment used in our operations under both capital and operating lease agreements. Such leases, which are primarily for machinery, equipment and vehicles, have lease terms ranging from one to 20 years. We did not have any capital lease obligations as of March 31, 2013. Certain of the operating lease agreements require the payment of additional rentals for maintenance, along with additional rentals based on miles driven or units produced. Certain leases require us to guarantee a minimum value of the leased asset at the end of the lease. Our maximum exposure under those guarantees is not a material amount.

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

Litigation, Investigations and Audits

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013. The appeals court has not set a date for oral argument at this time.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013.

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

14. Segment, Geographic and Customers Information

We have two reportable segments: the Ongoing Dean Foods segment, and WhiteWave, which is our publicly traded, majority-owned subsidiary. Beginning in the first quarter of 2013, we have combined the results of our ongoing Dean Foods core dairy operations (previously referred to as our Fresh Dairy Direct business) and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, Ongoing Dean Foods, as all of our corporate activities now directly support the ongoing Dean Foods core dairy business. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave IPO and the announced spin-off, as well as the Morningstar sale.

Our Ongoing Dean Foods operations represent our largest segment, with 77 manufacturing facilities geographically located largely based on local and regional customer needs and other market factors. Dean Foods manufactures, markets and distributes a wide variety of branded and private label dairy case products, including milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. Our products are primarily delivered through what we believe to be one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States.

WhiteWave manufactures, develops, markets and sells a variety of nationally and internationally branded plant-based food and beverages, such as Silk soy, almond and coconut milks, and Alpro and Provamel soy, almond and hazelnut drinks and food products; nationally branded coffee creamers and beverages, including International Delight and LAND O LAKES; and nationally branded premium dairy products, such as Horizon Organic milk. WhiteWave sells its products to a variety of customers, including grocery stores, mass merchandisers, club stores and convenience stores, as well as through various other away-from-home channels, including restaurants and foodservice outlets, across North America and Europe. The majority of the WhiteWave products are delivered through warehouse delivery systems. As discussed in Note 2, upon completion of the WhiteWave IPO, we owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave, which is now a publicly traded company whose Class A common stock is listed on the NYSE under the symbol “WWAV”. Upon completion of the spin-off, we will cease to own a controlling financial interest in WhiteWave and we will no longer consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own. Additionally, upon completion of the spin-off, WhiteWave’s results of operations will be presented as discontinued operations.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, and we completed the sale of these operations on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations for all periods presented herein. See Note 3.

Our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of our segments based on sales and operating income or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, litigation settlements, impairments of long-lived assets and foreign exchange gains and losses. We do not report revenue by product or product category as it is impracticable to do so due to certain system limitations.

A portion of our WhiteWave products are produced, distributed and sold by our Ongoing Dean Foods segment. In the past, those sales, together with their related costs, were included in the WhiteWave segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not have been equivalent to the terms that would prevail in arm’s length transactions, and, as a result of the commercial agreements described below, this presentation is no longer consistent with the way our management team evaluates the performance of our segments. Accordingly, beginning in the fourth quarter of 2012, the results of these transactions were no longer included in the WhiteWave segment and are instead reflected in the Ongoing Dean Foods segment for management and segment reporting purposes.

In connection with the WhiteWave IPO discussed in Note 2, our separate lines of businesses entered into agreements with each other that formalize and, in certain cases, modify ongoing commercial arrangements. These agreements became effective October 31, 2012. As described above, following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. Upon completion of the spin-off of WhiteWave, these intersegment sales will become third-party sales that, along with their related costs, will no longer be eliminated in consolidation.

Additionally, our reporting segments have not historically included an allocation of the expense related to share-based compensation or the costs related to previously shared services such as audit services, corporate development, human resources, strategy, tax or treasury. However, WhiteWave’s corporate costs, including the expense related to share-based compensation, are now reported entirely within its segment results as presented below.

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

	Three Months Ended March 31
	2013	2012
	(In thousands)
Net sales to external customers:
Ongoing Dean Foods	$2,292,430	$2,347,722
WhiteWave	586,346	522,730

Total	$2,878,776	$2,870,452

Intersegment sales:
Ongoing Dean Foods	$6,466	$13,380
WhiteWave	21,899	29,298

Total	$28,365	$42,678

Operating income:
Ongoing Dean Foods	$68,981	$68,079
WhiteWave	41,994	46,995

Total reportable segment operating income	110,975	115,074
Facility closing and reorganization costs	5,610	25,435
Impairment of long-lived assets	33,915	0

Total	$71,450	$89,639
Other (income) expense:
Interest expense	64,373	45,515
Other (income) expense, net	(55)	554

Consolidated income from continuing operations before income taxes	$7,132	$43,570

	March 31, 2013	December 31, 2012
	(In thousands)
Assets:
Ongoing Dean Foods	$2,852,035	$2,879,057
WhiteWave	2,161,099	2,135,045
Discontinued Operations	0	672,989

Total	$5,013,134	$5,687,091

Geographic Information — Net sales and long-lived assets for our domestic and foreign operations are shown in the table below.

	Three Months Ended March 31
	2013	2012
	(In thousands)
Net sales to external customers:
Domestic	$2,774,291	$2,773,081
Foreign	104,485	97,371

	March 31, 2013	December 31, 2012
Long-lived assets:
Domestic	$2,979,395	$3,037,046
Foreign	425,969	447,267

Significant Customers — Our largest customer accounted for approximately 22% and 21% of our consolidated net sales in the three months ended March 31, 2013 and 2012. Sales to this customer were included in our Ongoing Dean Foods and WhiteWave segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks, uncertainties and assumptions that are difficult to predict. Forward-looking statements are predictions based on our current expectations and our projections about future events, and are not statements of historical fact. Forward-looking statements include statements concerning our business strategy, among other things, including anticipated trends and developments in, and management plans for, our business and the markets in which we operate. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update any of these forward-looking statements for any reason. You should not place undue reliance on these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in “Part I — Item 1A — Risk Factors” in our 2012 Annual Report on Form 10-K and elsewhere in this Form 10-Q. You should carefully consider the risks and uncertainties described under these sections.

Business Overview

We are a leading food and beverage company and the largest processor and distributor of milk and other fluid dairy products in the United States as well as a North American and European leader in branded plant-based beverages, such as soy, almond and coconut milks, and other plant-based food products. As we continue to evaluate and seek to maximize the value of our leading brands and product offerings, we have aligned our leadership teams, operating strategies, and supply chain initiatives around our two reportable segments: the Ongoing Dean Foods, which operations comprise the core dairy business historically referred to as Fresh Dairy Direct as well as the corporate activities previously reported in “Corporate and Other” as described more fully in the “Matters Affecting Comparability” section below; and The WhiteWave Foods Company (“WhiteWave”), which is our publicly traded, majority-owned subsidiary. Since the completion of the WhiteWave IPO in October 2012, we have owned an 86.7% economic interest, and a 98.5% voting interest, in WhiteWave. On May 1, 2013, our Board of Directors declared a dividend of an aggregate of approximately 47.7 million shares of Class A common stock and approximately 67.9 million shares of Class B common stock of WhiteWave to holders of record of Dean Foods common stock at the close of business on May 17, 2013, the record date. The dividend will be distributed on May 23, 2013. Upon completion of the spin-off, we will cease to own a controlling financial interest in WhiteWave and we will no longer consolidate WhiteWave for financial reporting purposes, with a non-controlling interest adjustment for the economic interest in WhiteWave that we do not own. Additionally, upon completion of the spin-off, WhiteWave’s results of operations will be presented as discontinued operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for additional information regarding WhiteWave’s initial public offering (the “WhiteWave IPO”) and the announced spin-off transaction.

On December 2, 2012, we entered into an agreement to sell our Morningstar division, which is a leading manufacturer of dairy and non-dairy extended shelf-life and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We completed the sale of our Morningstar division on January 3, 2013. The operating results of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 and as of December 31, 2012. See Note 3 to our unaudited Condensed Consolidated Financial Statements for further information regarding our discontinued operations. Unless stated otherwise, any reference to income statement items in these financial statements refers to results from continuing operations.

Ongoing Dean Foods — The Ongoing Dean Foods segment is the largest processor and distributor of fluid milk in the United States and is our largest segment, representing approximately 80% of our consolidated net sales in the three months ended March 31, 2013. Our Ongoing Dean Foods core dairy business manufactures, markets and distributes a wide variety of branded and private label dairy case products, including fluid milk, ice cream, cultured dairy products, creamers, ice cream mix and other dairy products to retailers, distributors, foodservice outlets, educational institutions and governmental entities across the United States. These products are distributed under well-recognized regional brands such as Country Fresh®, Dean’s®, Garelick Farms®, Mayfield® and Oak Farms®, as well as familiar local brands and private labels. Fresh Dairy Direct also produces and distributes Tru Moo®, which is our nationally branded, healthier, reformulated flavored milk. Due to the perishable nature of our products, we deliver the majority of our products directly to our customers’ locations in refrigerated trucks or trailers that we own or lease. We believe that we have one of the most extensive refrigerated direct store delivery (“DSD”) systems in the United States. Our products are sold primarily on a local or regional basis through local and regional sales forces, although some national customer relationships are coordinated by a centralized corporate sales department.

WhiteWave — WhiteWave’s net sales were approximately 20% of our consolidated net sales in the three months ended March 31, 2013. WhiteWave is a leading consumer packaged food and beverage company focused on high-growth product categories that are aligned with emerging consumer trends. WhiteWave manufactures, markets, distributes, and sells branded plant-based foods and beverages, coffee creamers and beverages, and premium dairy products throughout North America and Europe. WhiteWave’s widely-recognized, leading brands distributed in North America include Silk plant-based foods and beverages, International Delight and LAND O LAKES coffee creamers and beverages, and Horizon Organic premium dairy products, while its popular European brands of plant-based foods and beverages include Alpro and Provamel.

Recent Developments

WhiteWave Spin-Off Transaction— On May 1, 2013, our Board of Directors approved the distribution to our stockholders of a portion of our remaining equity interest in WhiteWave and announced the approximate distribution ratios, record date and distribution date for the spin-off. On May 23, 2013, the distribution date, we will distribute to our stockholders an aggregate of approximately 47.7 million shares of WhiteWave Class A common stock and approximately 67.9 million shares of WhiteWave Class B common stock as a pro rata dividend on the outstanding shares of Dean Foods common stock they own as of 5:00 p.m. Eastern Standard Time on the record date of May 17, 2013. The actual distribution ratios for the WhiteWave Class A Common Stock and the WhiteWave Class B Common Stock will be determined based on the number of shares of Dean Foods common stock outstanding on the record date. Based on the number of shares of Dean Foods common stock currently outstanding as of March 31, 2013, we estimate that each share of Dean Foods common stock will receive approximately 0.256 shares of WhiteWave Class A common stock and approximately 0.364 shares of WhiteWave Class B common stock in the distribution.

Fractional shares of WhiteWave Class A common stock and WhiteWave Class B common stock will not be distributed to Dean Foods stockholders; instead, the fractional shares will be aggregated and sold in the open market, with the net proceeds distributed on a pro rata basis in the form of cash payments to Dean Foods stockholders who would otherwise hold WhiteWave fractional shares. The spin-off has been structured to qualify as a tax-free distribution to Dean Foods stockholders for U.S. federal tax purposes; however, the cash received in lieu of fractional shares will be taxable.

Additionally, on May 1, 2013, we announced that we have consented, as holder of a majority of the voting power of WhiteWave common stock, to the reduction in the voting rights of WhiteWave Class B common stock, effective upon the distribution. At such time, each share of WhiteWave Class B common stock will become entitled to 10 votes with respect to the election and removal of directors and one vote with respect to all other matters submitted to a vote of WhiteWave’s stockholders. In anticipation of the distribution, we will, on the distribution date, provide notice to WhiteWave of the conversion of 82,086,000 shares of WhiteWave Class B common stock owned by us into 82,086,000 shares of WhiteWave Class A common stock, of which 47,686,000 shares of WhiteWave Class A common stock will be distributed by Dean Foods in the spin-off and 34,400,000 shares of WhiteWave Class A common stock will be retained by Dean Foods following the distribution. Dean Foods expects the conversion to be effective at the close of business on the distribution date.

We intend to retain ownership of approximately 19.9% of WhiteWave’s Class A common stock, or 34,400,000 shares, which we expect to dispose of within 18 months of the distribution in one or more tax-free transactions. Any disposition other than the spin-off is subject to various conditions, including Board approval, the receipt of any necessary regulatory or other approvals, the maintenance of the private letter ruling from the IRS, the receipt of an opinion of counsel and the existence of satisfactory market conditions. There can be no assurance as to when any disposition other than the spin-off will be completed, if at all. Upon completion of the spin-off, WhiteWave’s results of operations will be presented as discontinued operations. See Note 2 to our unaudited Condensed Consolidated Financial Statements for further information regarding the announced spin-off transaction.

Changes in Composition of Dean Foods Board of Directors – On May 1, 2013, in connection with the WhiteWave spin-off discussed above, we announced the following changes to the composition of the Dean Foods Board of Directors, all of which were effective as of the conclusion of the May 1, 2013 Board of Directors meeting at which the distribution was approved:

•

Mr. Gregg L. Engles resigned as member and Chairman of the Board of Dean Foods, and Mr. Tom C. Davis, who has served as an independent director on our Board of Directors since 2001 and who served as our Lead Director in 2012, was named Chairman of the Board;

•	Messrs. Stephen L. Green and Joseph S. Hardin, Jr. and Ms. Doreen A. Wright resigned as members of our Board of Directors to continue in their service to the Board of Directors of WhiteWave; and

•

the composition of the committees of the Board were modified such that Mr. J. Wayne Mailloux will serve as chair of the Audit Committee, Mr. Jim L. Turner will chair the Compensation Committee, Mr. Gregg A. Tanner will serve as chair of the Executive Committee, and Mr. Hector M. Nevares will chair of the Governance Committee.

Divestiture of Morningstar Foods — On January 3, 2013 we completed the sale of our Morningstar division to a third party. Morningstar is a leading manufacturer of dairy and non-dairy extended shelf-life (“ESL”) and cultured products, including creams and creamers, ice cream mixes, whipping cream, aerosol whipped toppings, iced coffee, half and half, value-added milks, sour cream and cottage cheese. We received net proceeds of approximately $1.45 billion, a portion of which was used to retire outstanding debt under our senior secured credit facility. During the first quarter of 2013, we recorded a gain of $871.3 million ($492.2 million, net of tax) on the sale of Morningstar. All of the operations of our Morningstar division, previously reported within the Morningstar segment, have been reclassified as discontinued operations in our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2013 and 2012 and as of December 31, 2012. See Note 3 and Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar divestiture and the use of related proceeds.

Conventional Raw Milk Environment —Prices for conventional raw milk, our primary ingredient, were approximately 6% higher in the first quarter of 2013 as compared to the year ago quarter but were 10% lower sequentially from the fourth quarter of 2012. We expect Class I pricing to trend higher during the latter part of the second quarter and remain slightly elevated through the second half of 2013.

Retail and Customer Environment — As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages, which is in contrast to 2010 and 2011, when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively in recent quarters.

Over the course of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within our ongoing Dean Foods business; however, the fluid milk industry remains highly competitive. In January 2013, a request for proposal (“RFP”) for private label milk with a significant customer resulted in a loss of a portion of that customer’s business, which will begin to be reflected in the second quarter of 2013. The lost volumes were primarily related to low-margin, private label fluid milk business and were the result of the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result, we expect total fluid milk volumes to decline in the low-single digits in 2013. As discussed more fully below, we are accelerating our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Facility Closing and Reorganization Activities and Asset Impairment Charges —During the fourth quarter of 2012, our management team approved a plan to reorganize our field organization and certain functional areas that support our regional business teams, including finance, distribution, operations and human resources. We believe this streamlined leadership structure will enable faster decision-making and create enhanced opportunities to build our ongoing Dean Foods core dairy operations. During the first quarter of 2013, we recorded charges of $4.5 million, related to severance costs associated with this program. Additionally, we closed two of our core dairy production facilities during the first quarter of 2013. We are in the process of identifying opportunities for further cost reductions, and we expect to incur additional costs related to these efforts and other initiatives in the near term as we continue to optimize our network and transform our business. Specifically, we plan to build upon the success of the cost reduction actions undertaken in 2012 and intend to significantly accelerate those efforts throughout the remainder of 2013. Although these plans are still being developed and have not yet been approved by our executive management team, we expect the cost reductions to include the closure of 10-15% of our production facilities and the elimination of a significant number of distribution routes, as well as associated selling, general and administrative expenses.

Additionally, as a result of certain changes to our business, including the loss of a portion of a significant customer’s volume and related plans for consolidating the production network for our core dairy operations, during the first quarter of 2013, we evaluated the impact that we expect these changes to have on our projected future cash flows. This analysis identified indicators of impairment at certain of our production facilities and therefore we were required to test the assets at those facilities for recoverability. The results of our analysis indicated an impairment of our plant, property and equipment of $27.5 million in our Ongoing Dean Foods segment, which we recorded during the three months ended March 31, 2013. We recorded additional impairment charges of $6.4 million related to the write-down of an indefinite-lived trademark and the write-off of a favorable lease asset, both of which were related to our Ongoing Dean Foods segment. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our business environment, operating results or the assumptions and estimates utilized in our impairment tests.

See Note 12 to our unaudited Condensed Consolidated Financial Statements for more information regarding our facility closing and reorganization activities and asset impairment charges.

Matters Affecting Comparability

Our discussion of the results of operations for the three months ended March 31, 2013 and 2012 will be affected by the matters summarized below.

A portion of our WhiteWave products have historically been produced distributed and sold by our Ongoing Dean Foods segment. In the past, those sales, together with their related costs, were included in the WhiteWave segment for management and segment reporting purposes. From a cost perspective, the results of these transactions may not have been equivalent to the terms that would prevail in arm’s length transactions, and, as a result of the commercial agreements described below, this presentation is no longer consistent with the way our Chief Executive Officer, who is our chief operating decision maker, evaluates the performance of our segments. Accordingly, beginning in the fourth quarter of 2012, the results of these transactions were no longer included in the WhiteWave segment and are instead reflected in the Ongoing Dean Foods segment for management and segment reporting purposes.

Our reporting segments have not historically included an allocation of the expense related to share-based compensation or the costs related to previously shared services such as audit services, corporate development, human resources, strategy, tax or treasury. However, beginning in the first quarter of 2013, we have combined the results of our ongoing Dean Foods operations and the corporate items previously categorized as “Corporate and Other” into a single reportable segment, Ongoing Dean Foods, as all of our corporate activities now directly support the ongoing Dean Foods core dairy business. This change reflects the manner in which our Chief Executive Officer determines strategy and investment plans for our business given the changes to our operating structure as a result of the WhiteWave IPO and the Morningstar sale. WhiteWave’s corporate costs, including the expense related to share-based compensation, are now reported entirely within its segment results as presented below. All segment results herein have been recast to present results on a comparable basis. These changes had no impact on consolidated net sales and operating income.

Additionally, in connection with the WhiteWave IPO discussed in Note 2 to our unaudited Condensed Consolidated Financial Statements, our separate lines of businesses entered into agreements with each other that formalize, and in certain cases, modify ongoing commercial arrangements. These agreements became effective October 31, 2012. As described above, following their effectiveness and for so long as WhiteWave is consolidated for financial reporting purposes, these agreements will impact our intersegment sales and their related costs, but will be eliminated in consolidation. Upon completion of the spin-off of WhiteWave, these intersegment sales will become third-party sales that, along with their related costs, will no longer be eliminated in consolidation. Additionally, the stand-alone consolidated financial statements of WhiteWave will differ from our historically reported WhiteWave segment results, as our historical results include adjustments for management and segment reporting purposes. In addition, WhiteWave’s stand-alone consolidated financial statements include certain other adjustments, including the allocation of corporate and shared service costs, which are not reflected in the results by segment below.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of net sales.

	Three Months Ended March 31
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,878.8	100.0%	$2,870.5	100.0%
Cost of sales	2,165.0	75.2	2,146.9	74.8

Gross profit(1)	713.8	24.8	723.6	25.2
Operating costs and expenses:
Selling and distribution	466.0	16.2	482.8	16.8
General and administrative	135.2	4.7	124.1	4.3
Amortization of intangibles	1.7	0.1	1.6	0.1
Facility closing and reorganization costs	5.6	0.2	25.4	0.9
Impairment of long-lived assets	33.9	1.2	—	—

Total operating costs and expenses	642.4	22.4	633.9	22.1

Total operating income	$71.4	2.4%	$89.7	3.1%

(1)	As disclosed in Note 1 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K, we include certain shipping and handling costs within selling and distribution expense. As a result, our gross profit may not be comparable to other entities that present all shipping and handling costs as a component of cost of sales.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012 — Consolidated Results

Net Sales — Net sales by segment are shown in the table below.

	Three Months Ended March 31
	2013	2012	$ Increase / (Decrease)	% Increase / (Decrease)
	(Dollars in millions)
Ongoing Dean Foods	$2,292.5	$2,347.8	$(55.3)	(2.4)%
WhiteWave	586.3	522.7	63.6	12.2

Total	$2,878.8	$2,870.5	$8.3	0.3%

The change in net sales was due to the following:

	Three Months ended March 31, 2013 vs Three Months ended March 31, 2012
	Volume	Pricing and Product Mix Changes	Total Increase / (Decrease)
	(Dollars in millions)
Ongoing Dean Foods	$(86.2)	$30.9	$(55.3)
WhiteWave	62.8	0.8	63.6

Total	$(23.4)	$31.7	$8.3

Consolidated net sales increased $8.3 million, or 0.3%, during the first quarter of 2013, as compared to the first quarter of 2012, primarily due to volume growth in our WhiteWave segment as well as increased pricing as a result of higher dairy commodity costs. These increases were partially offset by volume declines in our Ongoing Dean Foods segment.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales increased $18.1 million, or 0.8%, in the first quarter of 2013, from the first quarter of 2012, primarily due to higher commodity costs, partially offset by volume declines in our Dean Foods core dairy business.

Operating Costs and Expenses — Operating expenses increased $8.5 million, or 1.3%, in the first quarter of 2013, as compared to the first quarter of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $16.8 million, driven by lower freight and personnel costs in our Ongoing Dean Foods segment, partially offset by increased freight and storage costs at WhiteWave due to higher sales volume.

•	General and administrative costs increased $11.1 million, driven by transition costs at WhiteWave, which were partially offset by headcount reductions and reduced incentive compensation.

•

Net facility closing and reorganization costs decreased $19.8 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements for further information regarding our facility closing and reorganization activities.

•	Impairment of long-lived assets increased $33.9 million. See Note 12 to our unaudited Condensed Consolidated Financial Statements.

Other (Income) Expense — Excluding the $28 million charge recorded as a result of the termination of $1 billion notional amount of interest rate swaps discussed in Note 7 to our unaudited Condensed Consolidated Financial Statements, interest expense decreased by $9.1 million in the first quarter of 2013 from $45.5 million reported in the first quarter of 2012, primarily due to significantly lower average debt balances as a result of the repayments of the Dean Foods senior secured credit facility with proceeds from the Morningstar sale and the WhiteWave IPO. See Note 6 to our unaudited Condensed Consolidated Financial Statements for further information regarding our debt repayments. This decrease was partially offset by an increase in interest expense related to outstanding borrowings under WhiteWave’s senior secured credit facility.

Income Taxes – Income tax expense was recorded at an effective rate of 50.4 % for the first three months of 2013 compared to 39.3% for the first three months of 2012. Generally, our effective tax rate varies primarily based on our profitability level and the relative earnings of our business units. In the first quarter of 2013, several minor state related charges combined with our low profitability level to drive up our tax rate.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012 — Results by Segment

We evaluate the performance of our segments based on sales and operating profit or loss before gains and losses on the sale of businesses, facility closing and reorganization costs, asset impairment charges, litigation settlements and foreign exchange gains and losses. Therefore, the measurement of segment operating income presented below is before such items.

Ongoing Dean Foods

The key performance indicators of our Ongoing Dean Foods segment are volume performance, brand mix and achieving low cost, which are realized within net sales, gross profit and operating income, respectively.

	Three Months Ended March 31
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$2,292.5	100.0%	$2,347.8	100.0%
Cost of sales	1,797.2	78.4	1,816.6	77.4

Gross profit	495.3	21.6	531.2	22.6
Operating costs and expenses	426.4	18.6	463.0	19.7

Total segment operating income	$68.9	3.0%	$68.2	2.9%

Net Sales — Net sales decreased $55.3 million, or 2.4%, during the first quarter of 2013 versus the first quarter of 2012 primarily due to a decrease in fresh milk volumes which account for approximately 79% of total volume within our ongoing Dean Foods core dairy business. We also experienced volume declines in our cultured dairy and ice cream products. These decreases were partially offset by increased pricing as a result of higher dairy commodity costs. We continue to focus on strengthening our volumes at margin-appropriate pricing levels. However, we expect our lower margin, private label volumes to underperform the broader industry for the balance of the year due to the loss of a portion of a significant customers’ business moving to other providers.

Our core dairy business generally increases or decreases the prices of its fluid dairy products on a monthly basis in correlation to fluctuations in the costs of raw materials, packaging supplies and delivery costs. However, in some cases, we are competitively or contractually constrained with respect to the means and/or timing of price increases. This can have a negative impact on the segment’s profitability. The following table sets forth the average monthly Class I “mover” and its components, as well as the average monthly Class II minimum prices for raw skim milk and butterfat for the first quarter of 2013 compared to the first quarter of 2012:

	Three Months Ended March 31*
	2013	2012	% Change
Class I mover(1)	$18.33	$17.38	5.5%
Class I raw skim milk mover(1)(2)	12.89	11.85	8.8
Class I butterfat mover(2)(3)	1.68	1.70	(1.2)
Class II raw skim milk minimum(1)(4)	13.07	11.83	10.5
Class II butterfat minimum(3)(4)	1.68	1.61	4.3

*	The prices noted in this table are not the prices that we actually pay. The federal order minimum prices applicable at any given location for Class I raw skim milk or Class I butterfat are based on the Class I mover prices plus a location differential. Class II prices noted in the table are federal minimum prices, applicable at all locations. Our actual cost also includes producer premiums, procurement costs and other related charges that vary by location and supplier. Please see “Part I — Item 1. Business — Government Regulation — Milk Industry Regulation” in our 2012 Annual Report on Form 10-K and “— Known Trends and Uncertainties — Prices of Raw Milk and Other Inputs” below for a more complete description of raw milk pricing.
(1)	Prices are per hundredweight.
(2)	We process Class I raw skim milk and butterfat into fluid milk products.
(3)	Prices are per pound.
(4)	We process Class II raw skim milk and butterfat into products such as cottage cheese, creams and creamers, ice cream and sour cream.

Cost of Sales — All expenses incurred to bring a product to completion are included in cost of sales, such as raw material, ingredient and packaging costs; labor costs; and plant and equipment costs. Cost of sales decreased by 1.1% in the first quarter of 2013, primarily due to lower fresh fluid milk sales volumes as well as decreased repairs and maintenance costs which were partially offset by increased dairy commodity costs.

Gross Profit — Gross profit percentage decreased to 21.6% in the first quarter of 2013 as compared to 22.6% in the first quarter of 2012, primarily due to the decrease in sales volume partially offset by the effective price realization for increased dairy commodity costs.

Operating Costs and Expenses — Operating costs and expenses decreased by 7.9% in the first quarter of 2013 as compared to the first quarter of 2012. Significant changes to operating costs and expenses include the following:

•

Selling and distribution costs decreased $23.7 million, driven by decreased freight costs, repairs and maintenance and marketing and promotion costs as well as lower personnel related costs due to headcount reductions.

•	General and administrative costs decreased $13.0 million due to headcount reductions during the first quarter of 2013 as well as other cost savings initiatives.

WhiteWave

The key performance indicators of WhiteWave are sales volumes, net sales dollars, gross profit and operating income.

	Three Months Ended March 31
	2013		2012
	Dollars	Percent	Dollars	Percent
	(Dollars in millions)
Net sales	$586.3	100.0%	$522.7	100.0%
Cost of sales	367.8	62.7	330.3	63.2

Gross profit	218.5	37.3	192.4	36.8
Operating costs and expenses	176.5	30.1	145.5	27.8

Total segment operating income	$42.0	7.2%	$46.9	9.0%

Net Sales — Net sales increased $63.6 million, or 12.2%, in the first quarter of 2013 compared to the first quarter of 2012, primarily driven by volume growth across all product categories, particularly coffee creamers and beverages and plant-based foods and beverages due to strong category growth and innovation. Net sales were also enhanced by a favorable mix of products sold along with the impact of pricing actions that were implemented on premium dairy products late in the first quarter of 2012.

Cost of Sales — Cost of sales increased 11.4% in the first quarter of 2013 as compared to the first quarter of 2012. This increase was primarily driven by sales volume growth, higher raw materials input costs, particularly raw organic milk, and plant operations costs. These increases were partially offset by cost reduction initiatives.

Gross Profit — Gross profit percentage increased to 37.3% in the first quarter of 2013 as compared to 36.8% in the first quarter of 2012, driven by higher pricing and a favorable product mix which more than offset the impact of higher commodity costs.

Operating Costs and Expenses — Operating costs and expenses increased $31.0 million during the first quarter of 2013 as compared to the first quarter of 2012. General and administrative costs increased $24.1 million, driven by expenses incurred by the new WhiteWave corporate function which were not present in their segment results for the prior year. In addition, 2013 results include non-recurring costs comprised of share-based compensation expense related to IPO grants and costs incurred for the build-out of WhiteWave’s independent corporate structure. Selling and distribution costs increased $6.9 million as sales volume growth continued to drive capacity related issues including outside warehousing and related distribution costs.

Liquidity and Capital Resources

We believe that our cash on hand, coupled with future cash flows from operations and other available sources of liquidity, including our amended and restated $1.0 billion senior secured revolving credit facility and our amended $550 million receivables-backed facility, and with respect to our WhiteWave segment, its senior secured credit facilities, together will provide sufficient liquidity to allow us to meet our cash requirements in the next twelve months. Further, we expect any future monetization of the WhiteWave shares that we intend to retain upon completion of the anticipated spin-off to provide an additional source of liquidity. Our anticipated uses of cash include capital expenditures, working capital, pension contributions, financial obligations, including tax payments, and certain other costs that may be necessary to execute our cost reduction initiatives. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, joint ventures, repurchasing shares of our common stock, instituting a cash dividend or other transactions to create shareholder value and enhance financial performance. Additionally, from time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions. Such transactions may require cash expenditures or generate proceeds.

Additionally, since 1998, our Board of Directors has from time to time authorized the repurchase of our common stock up to an aggregate of $2.3 billion, excluding fees and expenses. We made no share repurchases during the quarter ended March 31, 2013 and 2012, respectively. As of March 31, 2013, $218.7 million was available for repurchases under this program (excluding fees and commissions). Management is authorized to purchase shares from time to time through open market transactions at prevailing prices or in privately negotiated transactions, subject to market conditions and other factors. Shares, when repurchased, are retired.

As of March 31, 2013, $64.3 million of our total cash on hand of $76.4 million was attributable to our foreign operations, of which $55.6 million was specifically related to WhiteWave’s foreign operations. We currently anticipate that the cash attributable to our foreign operations will remain in those foreign jurisdictions.

On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under the Dean Foods senior secured credit facility as of December 31, 2012.

At March 31, 2013, we had $1.8 billion of outstanding debt obligations, of which approximately $744 million was related to WhiteWave’s senior secured credit facilities. We had total cash on hand of $76.4 million and an additional $1.3 billion of combined available future borrowing capacity under our senior secured revolving credit facility and receivables-backed facility, subject to compliance with the covenants in our credit agreements. Additionally, WhiteWave had available future borrowing capacity under its $850 million senior secured revolving credit facility of approximately $602 million as of March 31, 2013, which amount will vary over time depending on WhiteWave’s financial covenants and operating performance. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities, including any shares of WhiteWave that we retain. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

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

Under the senior secured credit facility and our receivables-backed facility, we are required to comply with certain financial covenants, including, but not limited to, maximum leverage, maximum senior secured leverage and minimum interest coverage ratios, each as defined under and calculated in accordance with the terms of the agreements governing our senior secured credit facility and our receivables-backed facility. Our leverage ratio at March 31, 2013 was 2.13 times consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted leverage ratio of consolidated funded indebtedness to consolidated EBITDA for the prior four consecutive quarters was 5.25 times as of March 31, 2013, with an additional decrease to 4.50 times as of September 30, 2013 and thereafter. As described in more detail in our amended and restated credit agreement, the leverage ratio is calculated as the ratio of consolidated funded indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded indebtedness is comprised of our outstanding indebtedness and the outstanding indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is comprised of net income for us and our restricted subsidiaries plus interest expense, taxes, depreciation, amortization expense and certain other non-cash expenses, and add-backs resulting from acquisition-related non-recurring charges incurred by us or certain of our subsidiaries and is calculated on a pro-forma basis to give effect to any acquisitions, divestitures or relevant changes in our composition or the composition of certain of our subsidiaries. In addition, the calculation of consolidated EBITDA may include adjustments related to other charges reasonably acceptable to the administrative agent.

Our senior secured leverage ratio at March 31, 2013 was 0.03 times consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters. The maximum permitted senior secured leverage ratio of consolidated funded senior secured indebtedness to consolidated EBITDA for the prior four consecutive quarters allowed was 3.50 times as of March 31, 2013. This ratio is calculated as the ratio of consolidated funded senior secured indebtedness, less cash up to $100 million to the extent held by us and our restricted subsidiaries, to consolidated EBITDA for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated funded senior secured indebtedness is comprised of our outstanding senior secured indebtedness and the outstanding senior secured indebtedness of certain of our subsidiaries, excluding our unrestricted subsidiaries. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio.

Our interest coverage ratio at March 31, 2013 was 3.73 times consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters. The minimum permitted interest coverage ratio of consolidated EBITDA to consolidated interest expense for the prior four consecutive quarters was 3.00 times as of March 31, 2013. This ratio is calculated as the ratio of consolidated EBITDA to consolidated interest expense for the period of four consecutive fiscal quarters ended on the measurement date. Consolidated EBITDA is calculated as described above in the discussion of our leverage ratio. Consolidated interest expense is comprised of consolidated interest expense paid or payable in cash by us and our restricted subsidiaries, as calculated in accordance with generally accepted accounting principles, but excluding non-cash losses from foreign exchange translations or swap agreements and third party fees and expenses related to acquisitions, investments, dispositions and the incurrence or early extinguishment of indebtedness.

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

As of April 26, 2013, there were outstanding borrowings of $63.0 million under our senior secured revolving credit facility, excluding letters of credit in the aggregate amount of $1.0 million that were issued but undrawn.

We are currently in compliance with all covenants in our credit agreements, and we expect to maintain such compliance for the foreseeable future.

At March 31, 2013, $976.1 million was available under the senior secured revolving credit facility, with $313.5 million also available under the receivables-backed facility, subject to compliance with the covenants in our credit agreements. Availability under the senior secured revolving credit facility is calculated using the total commitment amount less current borrowings and issued and outstanding letters of credit. Availability under the receivables-backed facility is calculated using the current receivables balance for the seller entities, less adjustments for customer concentration limits, reserve requirements, and other adjustments as described in the amended and restated receivables repurchase agreement, not to exceed the total commitment amount less current borrowings and outstanding letters of credit.

WhiteWave Senior Secured Credit Facilities — At March 31, 2013 WhiteWave’s senior secured credit facility consisted of a five-year $850 million revolving credit facility, a five-year $250 million term loan A-1 and a seven-year $250 million term loan A-2. The revolving credit facilities will be available for the issuance of up to $75 million of letters of credit and up to $75 million of swing line loans.

As of March 31, 2013, WhiteWave had outstanding borrowings of approximately $744 million under its $1.35 billion senior secured credit facilities, of which $496 million consisted of term loan borrowings and $248 million consisted of borrowings under the $850 million revolving portion of its senior secured credit facilities. In addition, WhiteWave had additional borrowing capacity of approximately $602 million under its senior secured credit facilities, which amount will vary over time depending on WhiteWave’s financial covenants and operating performance.

Under the senior secured credit facility White Wave is required to comply with certain financial covenants, including, but not limited to; (a) a maximum consolidated net leverage ratio initially set at 4.25 to 1.00 and stepping down to 4.00 to 1.00 beginning March 31, 2014 and then to 3.75 to 1.00 beginning March 31, 2015 and thereafter (subject to WhiteWave’s right to increase such ratio by 0.50 to 1.00, but not to exceed 4.50 to 1.00, for the next four fiscal quarters following any permitted acquisition for which the purchase consideration equals or exceeds $50 million) and (b) a minimum consolidated interest coverage ratio set at 3.00 to 1.00.

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

Historical Cash Flow

The unaudited Condensed Consolidated Statements of Cash Flows includes amounts related to discontinued operations, which are primarily related to proceeds received from the sale of our Morningstar division, which was completed on January 3, 2013 and which has been reclassified as a discontinued operation for all periods presented. See Note 3 to our unaudited Condensed Consolidated Financial Statements for additional information regarding our discontinued operations.

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31
	2013	2012	Change
	(In thousands)
Net cash flows from continuing operations:
Operating activities	$(109,479)	$13,836	$(123,315)
Investing activities	(34,884)	(36,025)	1,141
Financing activities	(1,306,893)	46,134	(1,353,027)
Discontinued operations	1,450,530	(11,095)	1,461,625
Effect of exchange rate changes on cash and cash equivalents	(1,839)	3,358	(5,197)

Net increase (decrease) in cash and cash equivalents	$(2,565)	$16,208	$(18,773)

Operating Activities

Net cash used in operating activities was $109.5 million for the three months ended March 31, 2013 compared to net cash provided by operating activities of $13.8 million for the three months ended March 31, 2012. The change was primarily due to working capital changes, including an increase in trade accounts receivable, inventory builds and a decrease in accounts payable and accrued expenses driven by the payment of our 2012 incentive plans and payments for raw milk. Operating cash flows during the first three months of 2013 were also impacted by the $28 million cash termination of our remaining Dean Foods interest rate hedges, which is described more fully in Note 7 to our unaudited Condensed Consolidated Financial Statements.

Investing Activities

Net cash used in investing activities decreased modestly in the first quarter of 2013 in comparison to the first quarter of 2012 due to lower capital expenditures of $3.3 million, partially offset by insurance proceeds of approximately $3 million received during the first quarter of 2012.

Financing Activities

Net cash used in financing activities increased $1.35 billion in the first quarter of 2013 in comparison to the year-ago period, driven by net debt repayments of $1.3 billion in the first quarter of 2013 utilizing proceeds received from the sale of our Morningstar division versus net borrowings of $48.1 million in 2012. See Note 3 to our Unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar sale.

Contractual Obligations

Except as discussed below, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations, including indebtedness and purchase and lease obligations, as disclosed in our 2012 Annual Report on Form 10-K.

On January 3, 2013, we completed the sale of our Morningstar division and used a portion of the proceeds for the full repayment of $480 million of 2016 Tranche B term loan borrowings, $547 million of 2017 Tranche B term loan borrowings and $265 million of revolver borrowings that were outstanding under the Dean Foods senior secured credit facility as of December 31, 2012. We expect these repayments to reduce the future interest payments reported in the contractual obligations table included in our 2012 Annual Report on Form 10-K by approximately $209 million. Additionally, related to these debt repayments, on January 4, 2013 we terminated our remaining Dean Foods interest rate swaps with a total notional value of $1 billion and made a cash payment of $28 million to the counterparties to the swap agreements, which represented the fair value of the swaps as of the termination date. Accordingly, we will not incur any cash interest payments on these swaps going forward.

Additionally, as a result of the gain recognized on the sale of Morningstar, we incurred a cash tax obligation of approximately $430 million, which we expect to pay over the remainder of 2013. We intend to fund these payments through one or more of our existing sources of liquidity, including the Dean Foods senior secured revolving credit facility and the receivables-backed facility, or through other corporate transactions.

See Notes 3, 6 and 7 to our unaudited Condensed Consolidated Financial Statements for further information regarding the Morningstar sale, debt repayments and interest rate swap terminations, respectively.

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

We expect to contribute approximately $13 million to the pension plans and approximately $3 million to the postretirement health plans in 2013.

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

Future Capital Requirements

During 2013, we intend to invest a total of approximately $150 million to $175 million in capital expenditures primarily for our existing manufacturing facilities and distribution capabilities for the ongoing Dean Foods business. We expect cash interest to be approximately $95 million to $100 million based upon current debt levels and projected forward interest rates under our senior secured credit facility. Cash interest excludes amortization of deferred financing fees and bond discounts of approximately $13 million and imputed interest of approximately $2 million related to the Tennessee dairy farmer action litigation settlement reached in 2012.

WhiteWave has indicated that it expects to invest approximately $150 million to $160 million in capital expenditures in 2013, primarily to increase manufacturing and warehousing capacity to support its growth. Additionally, WhiteWave expects cash interest to be approximately $18 million to $20 million, which excludes amortization of deferred financing fees of approximately $2 million.

The portion of our long-term debt due within the next 12 months totals $15.0 million, all of which is attributable to WhiteWave. From time to time, we may repurchase our outstanding debt obligations in the open market or in privately negotiated transactions, subject to meeting certain terms and conditions as outlined in our credit agreements. We expect that cash flow from operations and borrowings under our senior secured credit facility and receivables-backed facility will be sufficient to meet our future capital requirements for the foreseeable future.

Known Trends and Uncertainties

Prices of Raw Milk and Other Inputs

Conventional Raw Milk and Butterfat — The primary raw materials used in the products manufactured, distributed and sold by our Ongoing Dean Foods core dairy business are conventional milk (which contains both raw milk and butterfat) and bulk cream. On a monthly basis, the federal government and certain state governments set minimum prices for raw milk. The regulated minimum prices differ based on how the raw milk is utilized. Raw milk processed into fluid milk is priced at the Class I price and raw milk processed into products such as cottage cheese, creams and creamers, ice cream and sour cream is priced at the Class II price. Generally, we pay the federal minimum prices for raw milk, plus certain producer premiums (or “over-order” premiums) and location differentials. We also incur other raw milk procurement costs in some locations (such as hauling, field personnel, etc.). A change in the federal minimum price does not necessarily mean an identical change in our total raw milk costs as over-order premiums may increase or decrease. This relationship is different in every region of the country and sometimes within a region based on supplier arrangements. However, in general, the overall change in our raw milk costs can be linked to the change in federal minimum prices. Because our Class II products typically have a higher fat content than that contained in raw milk, we also purchase bulk cream for use in some of our Class II products. Bulk cream is typically purchased based on a multiple of the Grade AA butter price on the Chicago Mercantile Exchange (“CME”).

In general, we change the prices charged for Class I dairy products on a monthly basis, as the costs of raw materials, packaging, fuel and other materials fluctuate. Prices for certain Class II products are also changed monthly, while others are changed from time to time as circumstances warrant. However, there can be a lag between the timing of a raw material cost change and a corresponding price change to our customers, especially in the case of Class II butterfat because Class II butterfat prices for each month are not announced by the government until after the end of that month. Additionally, in some cases, primarily with respect to diesel fuel and other non-dairy inputs, we are subject to the terms of sales agreements with respect to the implementation of price changes. This can have a negative impact on our profitability and can cause volatility in our earnings. Our sales and operating profit margin fluctuate with the price of our raw materials and other inputs.

Conventional milk prices increased during the first quarter of 2013 as compared to the prior year quarter but were 10% lower sequentially from the fourth quarter of 2012. Raw skim milk prices continue to be higher than the historical average. We expect Class I and Class II pricing to trend higher during the latter part of the second quarter through the second half of 2013 but will remain within manageable levels. The increase in pricing can be attributed in part to lower milk production forecasts for 2013.

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

Fuel and Resin Costs — We purchase diesel fuel to operate the extensive DSD system for our Dean Foods core dairy business, and we incur fuel surcharge expense related to the products we deliver through third-party carriers. WhiteWave primarily relies on third-party carriers for product distribution, and the transportation agreements typically adjust for movement in diesel prices. Although we may utilize forward purchase contracts and other instruments to mitigate the risks related to commodity price fluctuations, such strategies do not fully mitigate commodity price risk. Adverse movements in commodity prices over the terms of the contracts or instruments could decrease the economic benefits we derive from these strategies.

Another significant raw material used by our ongoing Dean Foods core dairy business is resin, which is a fossil fuel based product used to make plastic bottles. We purchase approximately 28 million pounds of resin and bottles per month. The prices of diesel and resin are subject to fluctuations based on changes in crude oil and natural gas prices. We expect that fuel and resin costs will remain elevated throughout 2013.

Retail and Customer Environment

Due in part to the current economic climate, which continues to be challenging for broad segments of the population, and historically high retail prices, the fluid milk category has posted declining volumes over the last several years. In addition, the industry experienced retail and wholesale margin erosion in 2010 and 2011, as conventional milk prices increased steadily in recent years; however, during the fourth quarter of 2011, milk prices decreased slightly and continued to decline through the first half of 2012. As conventional raw milk prices have fallen, retailers have restored the margin over milk (the difference between retail milk prices and raw milk costs) to be more consistent with historical averages, which is in contrast to 2010 and 2011, when retailers were deeply discounting private label milk. As a result, the price relationship between branded and private label milk has improved, our regional brand share has stabilized, and our regional brands have competed more effectively during 2012 through the first quarter of 2013. Raw milk prices rose significantly during the second half of 2012 before decreasing slightly during the first quarter of 2013 but still remain higher as compared to the year ago quarter. However, we were able to effectively adjust our pricing to offset these costs.

Over the course of 2013, we will continue to emphasize price realization, volume performance and disciplined cost management in an effort to improve gross margin and drive operating income growth. Organizational changes have been made to reduce our total cost to serve and our selling and general and administrative costs, and we remain focused on sustaining strong positive cash flow and generating shareholder value. Our focus on volume, cost and pricing effectiveness has yielded significantly improved results and renewed momentum within the ongoing Dean Foods business; however, the fluid milk industry remains highly competitive. In January 2013, an RFP for private label milk with a significant customer resulted in a loss of a portion of that customer’s business which will begin to be reflected in the second quarter of 2013. The lost volumes were primarily related to low-margin, private label business and resulted from the renegotiation of certain regional supply arrangements that going forward will be subject to renewal over various time frames. As a result, we expect total fluid milk volumes to decline in the low-single digits in 2013. We have accelerated our ongoing cost reduction efforts in 2013 to minimize the impact of these lost volumes.

Tax Rate

Income tax expense was recorded at an effective rate of 50.4% in the first three months of 2013 compared to 39.3% in the first three months of 2012. Changes in the relative profitability of our operating segments, as well as changes to federal, state, and foreign tax laws, may cause the rate to change from historical rates.

See “Part I — Item 1A — Risk Factors” in our 2012 Annual Report on Form 10-K for a description of various other risks and uncertainties concerning our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our quantitative and qualitative disclosures about market risk as provided in our 2012 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Controls Evaluation and Related Certifications

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, referred to herein as “Disclosure Controls”) as of the end of the period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Tennessee Retailer and Indirect Purchaser Actions

A putative class action antitrust complaint (the “retailer action”) was filed on August 9, 2007 in the United States District Court for the Eastern District of Tennessee. Plaintiffs allege generally that we, either acting alone or in conjunction with others in the milk industry who are also defendants in the retailer action, lessened competition in the Southeastern United States for the sale of processed fluid Grade A milk to retail outlets and other customers, and that the defendants’ conduct also artificially inflated wholesale prices for direct milk purchasers. Defendants’ motion for summary judgment in the retailer action was granted in part and denied in part in August 2010. Defendants filed a motion for reconsideration on September 10, 2010, and filed a supplemental motion for summary judgment as to the remaining claims on September 27, 2010. On March 27, 2012, the Court granted summary judgment in favor of defendants as to all remaining counts and entered judgment in favor of all defendants, including the Company. Plaintiffs filed a notice of appeal on April 25, 2012. On May 30, 2012, the Company participated in a scheduling conference and mediation conducted by the appeals court. The mediation did not result in a settlement agreement. Briefing on the appeal was completed on April 5, 2013. The appeals court has not set a date for oral argument at this time.

On June 29, 2009, another putative class action lawsuit was filed in the Eastern District of Tennessee, Greeneville Division, on behalf of indirect purchasers of processed fluid Grade A milk (the “indirect purchaser action”). The allegations in this complaint are similar to those in the retailer action, but primarily involve state law claims. Because the allegations in the indirect purchaser action substantially overlap with the allegations in the retailer action, the Court granted the parties’ joint motion to stay all proceedings in the indirect purchaser action pending the outcome of the summary judgment motions in the retailer action. On August 16, 2012, the indirect purchaser plaintiffs voluntarily dismissed their lawsuit. On January 17, 2013, these same plaintiffs filed a new lawsuit in the Eastern District of Tennessee, Greeneville Division, on behalf of a putative class of indirect purchasers of processed fluid Grade A milk (the “2013 indirect purchaser action”). The allegations are similar to those in the voluntarily dismissed indirect purchaser action, but involve only claims arising under Tennessee law. The Company filed a motion to dismiss on April 30, 2013.

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

In our 2012 Annual Report on Form 10-K, we reported that WhiteWave’s Mt. Crawford, VA plant experienced several discharges of pH and biochemical oxygen demand limitations in excess of the plant’s waste water discharge permit. We also reported that the Harrisonburg-Rockingham Regional Sewer Authority (“HRRSA”) had sent WhiteWave Notices of Violation citing violations of the waste water discharge permit and assessing WhiteWave a $100,000 civil penalty, and that WhiteWave had submitted a corrective action plan to the HRRSA and were in discussions with them regarding a conditional suspension of 90% of the civil penalty. On April 2, 2013, WhiteWave and the HRRSA signed a Consent Order resolving the matter. The Consent Order incorporated a corrective action plan and provided that WhiteWave would pay to the HRSSA (i) approximately $390,000 to cover water treatment costs and other expenses, and (ii) $10,000, which is 10% of the assessed civil penalty. The remaining 90% of the civil penalty assessed by the HRSSA has been suspended and will be withdrawn upon the condition that there are no additional material permit violations at the Mt. Crawford, VA plant through December 31, 2013.

Item 6.	Exhibits

10.1	Dean Foods Company 2013 Short-Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2013).

10.2	Amendment No. 17 to Fifth Amended and Restated Receivables Purchase Agreement and Reaffirmation of Performance Undertaking, dated March 8, 2013 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 14, 2013.

10.3	Amended and Restated Tax Matters Agreement, dated May 1, 2013, between Dean Foods Company and The WhiteWave Foods Company (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99	Supplemental Financial Information for Dean Holding Company (filed herewith).

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

May 9, 2013